Form 10-Q
period 1996-09-30
MLC HOLDINGS INC
filed 1996-12-20
CIK 1022408

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        -------------------------------

                                   FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

Commission File Number XXXXXXXX

                               MLC HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                              54-1817218
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)                Identification No.)


           11150 Sunset Hills Road, Suite 110, Reston, VA  20190-5321
              (Address of principal executive offices) (Zip Code)

                                 (703) 834-5710
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The number of shares of Registrant's common stock outstanding at September 30, 1996 was 4,000,000 shares.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES



                                                                                         Page
Part I.    Financial Information


  Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets
          September 30, 1996 (Unaudited)and March 31, 1996

          Condensed Consolidated Statements of Earnings
          Three month and six month periods ended
          September 30, 1996 and 1995 (Unaudited)

          Condensed Consolidated Statements of Cash Flows
          Six month periods ended September 30, 1996 and 1995 (Unaudited)

          Notes to Condensed Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Part II.  Other Information


          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


Signatures

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,   MARCH 31,
                                                          1996           1996
                                                       ------------ ------------
                                                       (Unaudited)
             ASSETS
     Cash and cash equivalents........................ $  2,784,223 $    357,881
     Accounts receivable..............................    4,637,789    1,272,707
     Notes receivable.................................    1,120,351       91,857
     Employee advances................................       92,856       76,349
     Inventories......................................      886,704       86,280
     Investment in direct financing and sales-type
       leases ---- net................................   16,932,624   16,273,218
     Investment in operating lease equipment ---- net.   10,891,915   10,219,826
     Property and equipment ---- net..................      257,102      280,468
     Other assets.....................................      947,767    1,177,629
                                                         ----------   ----------
TOTAL ASSETS..........................................   38,551,331   29,836,215
                                                         ----------   ----------
              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
     Accounts payable ---- equipment.................. $ 11,958,860 $  4,972,979
     Accounts payable ---- trade......................      304,338      604,650
     Salaries and commissions payable.................      135,904       61,910
     Accrued expenses and other liabilities...........    1,052,978      935,315
     Income taxes payable.............................      425,155        6,332
     Recourse notes payable...........................      111,796    1,284,742
     Nonrecourse notes payable........................   19,827,486   18,351,579
     Loans from stockholders..........................      275,000      275,000
     Deferred taxes...................................      490,000      469,000
                                                         ----------   ----------
          Total liabilities...........................   34,581,517   26,961,507

COMMITMENTS AND CONTINGENCIES.........................       --           --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -- 2,000,000
       shares authorized; none issued or
       outstanding....................................       --           --
     Common stock, $.01 par value -- 10,000,000 shares
       authorized; 4,000,000 shares issued and
       outstanding....................................       40,000       40,000
     Additional paid--in capital......................        9,592        9,592
     Retained earnings................................    3,920,222    2,825,116
                                                         ----------   ----------
          Total stockholders' equity..................    3,969,814    2,874,708
                                                         ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............ $ 38,551,331 $ 29,836,215
                                                         ==========   ==========


     See accompanying notes to condensed consolidated financial statements

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS



                                  (UNAUDITED)


                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------           ------------------
                                            1996           1995           1996         1995
                                          ----------    ----------   -----------    ----------


REVENUES:

   Sales of Equipment..................  $  5,163,233 $   5,324,635  $  9,340,276 $  7,415,343
   Sales of Leased Equipment...........     3,472,413     7,706,538     9,707,396    7,706,538
                                           ----------    ----------    ----------   ----------
  Sales................................     8,635,646    13,031,173    19,047,672   15,121,881
                                            ---------    ----------    ----------   ----------
  Lease revenues.......................     2,119,145     1,256,548     3,910,603    2,224,622
  Net margin on sales-type leases......        --           10,099         --          85,273
  Fee and other income.................       949,871       487,759     1,642,339    1,128,389
                                           ----------    ----------    ----------   ----------
    Total revenues.....................    11,704,662    14,785,579    24,600,614   18,560,165
                                           ----------    ----------    ----------   ----------

COSTS AND EXPENSES:
  Cost of Sales of Equipment...........     4,908,866     4,816,056     8,552,704    6,269,845
  Cost of Sales of Leased Equipment....     3,340,522     7,299,485     9,590,999    7,299,484
                                          -----------    ----------   -----------  -----------
  Cost of sales........................     8,249,388    12,115,541    18,143,703   13,569,329
                                          -----------    ----------   -----------  -----------
  Direct lease costs...................       915,955       415,764     1,696,743      701,743
  Professional and other fees..........        81,581       279,929       209,366      328,998
  Salaries and benefits................       895,280       596,701     1,560,358    1,442,485
  General and administrative
    expenses...........................       274,097       236,442       532,646      427,914
  Interest and financing costs.........       386,454       423,409       756,692      731,527
                                           ----------    ----------    ----------   ----------
    Total costs and expenses...........    10,802,755    14,067,786    22,899,508   17,201,996
                                           ----------    ----------    ----------   ----------

EARNINGS BEFORE PROVISION FOR INCOME
  TAXES................................       901,907       717,793     1,701,106    1,358,169
PROVISION FOR INCOME TAXES.............       322,000       253,000       606,000      480,000
                                           ----------    ----------    ----------   ----------

NET EARNINGS...........................  $    579,907 $     464,793  $  1,095,106 $    878,169
                                           ==========    ==========    ==========   ==========
NET EARNINGS PER COMMON SHARE..........  $       0.14 $        0.12  $       0.27 $       0.22
                                           ==========    ==========    ==========   ==========



     See accompanying notes to condensed consolidated financial statements

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 Six Months Ended
                                                                    September 30,
                                                            --------------------------
                                                               1996            1995
                                                            -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.........................................   $   1,095,106  $    878,169
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Depreciation and amortization....................       1,096,825       525,861
      Gain on sale of operating lease equipment.                (44,172)      (46,060)
      Adjustment of basis to FMV of early returned
      operating lease equipment........................         299,403          --
      Payments from lessees directly to lenders........        (794,668)     (206,617)
      (Gain)/Loss on disposal of
        property and equipment.........................          (8,740)        1,575
      Deferred taxes...................................          21,000          --
      Changes in:
        Accounts receivable............................      (3,365,083)      270,195
        Notes receivable...............................      (1,028,493)       34,773
        Employee advances..............................         (16,507)      (14,819)
        Inventories....................................        (693,487)     (351,937)
        Refundable income taxes........................            --          48,946
        Other assets...................................          82,593      (166,170)
        Accounts payable ---- equipment................       6,985,881     3,803,561
        Accounts payable ---- trade....................        (300,312)    1,495,659
        Salaries and commissions payable...............          73,994        (6,928)
        Accrued expenses and other liabilities.........         117,662     1,008,943
        Income taxes payable...........................         418,824       312,825
                                                             ----------    ----------
          Net cash provided by operating
            activities.................................       3,939,826     7,587,976
                                                             ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of operating lease equipment......       1,290,311       196,094
  Purchase of operating lease equipment................     (10,653,298)   (3,668,360)
  Increase in investment in direct financing and
     sales-type leases................................      (3,515,522)   (14,162,973)
  Proceeds from sale of property and equipment.........          8,740           --
  Purchases of property and equipment..................        (19,248)       (83,065)
  Decrease (increase) in other assets..................        147,270       (106,655)
                                                            ----------     ----------
          Net cash used in investing activities........    (12,741,747)   (17,824,959)
                                                            ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Nonrecourse borrowings...............................      12,998,838    12,584,539
  Repayments:
    Nonrecourse........................................        (597,629)     (427,735)
    Recourse...........................................         (33,751)      (27,944)
  Repayments of loans from stockholder.................            --         (50,000)
  Repayments from lines of credit......................      (1,139,195)   (1,472,384)
                                                             ----------    ----------
          Net cash provided by financing activities....      11,228,263    10,606,476
                                                             ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............       2,426,342       369,493

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........         357,881       253,475
                                                             ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............   $   2,784,223  $    622,968
                                                             ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid........................................   $      82,782  $    118,535
                                                             ==========    ==========
  Income taxes paid....................................   $     108,176  $    118,300
                                                             ==========    ==========




     See accompanying notes to condensed consolidated financial statements

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1996, and the consolidated statements of earnings and consolidated statements of cash flows for the three-month and six-month periods ended September 30, 1996 and September 30, 1995 have been prepared by the Company, without audit.

The quarterly financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. They therefore do not include all disclosures which might be associated with such statements.

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change, refer to Note 1 to the financial statements for the year ended March 31, 1996 included in the Prospectus dated November 14, 1996.

2.  PUBLIC OFFERING OF COMMON STOCK
On November 20, 1996, the Company closed a public offering of 1,000,000 shares of its Common Stock. The Company received net proceeds of $8,137,500 from the offering, not including expected expenses of $700,000. On December 13, 1996 an additional 150,000 shares were issued under an over-allotment option exercised by the Company's underwriters. The Company received net proceeds from these shares of $1,220,625.


3.   INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES
 The Company's investment in direct finance leases consists of the following components (in thousands):

                                               SEPTEMBER 30,      MARCH 31,
                                                   1996            1996
                                               ------------     -----------
   Minimum lease payments receivable.......      $  18,921       $  18,212
   Estimated unguaranteed residual value...            448             348
   Initial direct costs - net..............          1,603           1,539
   Less: Unearned lease income.............         (4,039)         (3,826)
                                                 ---------       ---------
  Investment in direct financing lease and
         sales-type leases - net.............    $  16,933       $  16,273
                                                 =========       =========

4.   INVESTMENT IN OPERATING LEASE EQUIPMENT
     The components of the net investment in operating lease equipment are as follows (in thousands):

                                               SEPTEMBER 30,      MARCH 31,
                                                   1996            1996
                                               ------------     -----------
   Cost of equipment under
        operating leases...................      $  12,404       $  11,411
   Initial direct costs....................             49              54
   Accumulated depreciation and
        amortization....... ................        (1,561)       (  1,245)
                                                 ---------       ---------
      Investment in operating leases - net.      $  10,892       $  10,220
                                                ==========       =========

                      MLC HOLDINGS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1996.


RESULTS OF OPERATIONS

Revenues. Total revenues decreased 20.8% to $11,704,662 and increased 32.5% to $24,600,614 for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period. The fluctuation in revenue is attributed to the variability of timing of transactions originated, and/or sold by the Company, and fluctuations may continue in the future (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales. Sales decreased 33.7% to $8,635,646 and increased 26.0% to $19,047,672, for the for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period.

         Sales of Equipment: Sales of Equipment decreased 3.0% to $5,163,233 and increased 26.0% to $9,340,276 for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period.

         Sales of Leased Equipment: Sales of Leased Equipment decreased 54.9% to $3,472,413 and increased 26.0% to $9,707,396 for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period. The fluctuation in Sales of Leased Equipment is a result of fluctuations in the timing of the sales to the Company's institutional equity partners, GATX Capital Corporation and Cargill Leasing Corporation.

Lease Revenues. Lease revenues increased 68.7% to $2,119,145 and 75.8% to $3,910,603 for the three and six month periods ended September 30, 1996. The increases in lease revenue reflect a higher average investment in operating and direct finance leases, resulting from increases in operating and direct finance leases originated by the Company over the past year, and an increase in interim rents accrued, in the first three and six months of 1996, compared to the same periods of 1995.

Fee and Other Income. Fee and other income increased 98% to $949,871 and 45.6% to $1,642,339 for the three and six month periods ended September 30, 1996 as a result of a higher level of interest income, remarketing fees, earnings from a prepay escrow fee, and higher levels of management fee income earned from the equity joint ventures with Cargill and GATX, as compared to the same periods of 1995.

Expenses. Total expenses decreased 23.2% to $10,802,755 and increased 33.1% to $22,899,508 for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period.

Cost of Sales. Cost of sales decreased 31.9% to 8,249,388 and increased 33.7% to $18,143,703 for the three and six month periods ended September 30, 1996 as a result of a decrease and increase in sales activities for those periods. The fluctuation in sales expenses can be attributed to the variability of timing of transactions originated, and/or sold by the Company, and fluctuations may continue in the future (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

         Cost of Sales of Equipment: The Cost of Sales of Equipment decreased 1.9% to $4,908,866 and increased 36.4% to $8,552,704 for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period reflecting decreases and increases in related sales.

         Cost of Sales of Leased Equipment: The Cost of Sales of Leased Equipment decreased 54.2% to $3,340,522 and increased 31.4% to $9,590,999 for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period. This fluctuation is a result of fluctuations in the timing of the sales to the Company's institutional equity partners, GATX Capital Corporation and Cargill Leasing Corporation.

Direct Lease Costs. Direct lease costs increased 120.3% to $915,955 and 141.8% to $1,696,743 for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period. The increase is due to the increase in the operating and direct finance lease base, resulting from increases in operating and direct finance leases originated by the Company over the past year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.4% to $1,250,958 and 4.7% to $2,302,370, for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period. The increase is primarily attributable to increased compensation and benefit costs as a result of an increase in the number of employees, increase in commissions paid as a result of transaction profitability, a decrease in professional and other fees, and an increase in general and administrative costs relating to the higher volume of lease business.

Interest Expense. Interest expense decreased 8.7% to $386,454 and increased 3.4% to $756,692, for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period.

Provision for Income Taxes. The provision for income taxes was 35.7% and 35.6% for the three and six months ended September 30, 1996 as compared to 35.2% and 35.3% for the corresponding prior year period.

Net Income. Net income increased 24.8% to $579,907 and 24.7% to $1,095,106, for the three and six month periods ended September 30, 1996, compared with the corresponding prior year period, as a result of the changes in the components of total revenues and total costs and expenses specifically described above. Earnings per share increased 16.7% to $0.14 and 22.7% to $0.27 for the three and six month periods. Adjusted retroactively for the Company's Initial Public Offering of 1,000,000 additional shares which was completed on November 20, 1996 plus the overallotment which was exercised on December 13, 1996 for 150,000 shares, for a total of 5,150,000 shares, earnings per share would have decreased 21.4% to $0.11 and 22.2% to $0.21 per share for the three and six month periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow. The Company generated cash flow from operations of $3,939,826 during the six month period ended September 30, 1996, compared to net income of $1,095,106 for the same prior year period. Cash flow from operations was higher than net income primarily as a result of non-cash expenses such as depreciation and amortization of $1,096,825, an increase in Accounts Payable -- Equipment of $6,985,881, and Adjustment of Basis to FMV of Early Returned Operating Lease Equipment of $299,403, (this was a result of the early termination of a number of operating leases with one customer where the Company received a termination fee which was in excess of the non-cash adjustment, resulting in positive net fee income for the transaction as a whole), and other assets and liabilities of $714,073, and was offset by uses of cash in operations, including resulting changes in Accounts Receivable of $3,365,083, Notes Receivable of $1,028,493, Payments from Lessees Directly to Lenders of $794,668, increase in Inventory of $693,487 and other assets and liabilities, totaling $369,731.

Investing activities, which are primarily related to investments in equipment under lease, used $14,168,820 during the six month period. Financing activities in the six month period generated $11,228,263 from the Company's new borrowings of non-recourse debt totaling $12,998,838 and was offset by repayment of recourse and non-recourse borrowings aggregating $631,380 and repayment of $1,139,195 to its lines of credit. The net result of the above activity for the six month period was a increase in cash and cash equivalents of $2,426,343.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries.

Bank Lines of Credit. Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under its short-term, recourse facility currently totals $5,000,000. The First Union Facility is a $5,000,000 revolving facility provided by First Union National Bank of Virginia (no amounts were outstanding as of September 30, 1996), with borrowing available through April 30, 1997, and repayments due 90 days after borrowing. Borrowings under the First Union Facility bear interest at LIBOR plus 275 basis points.

The Company previously had a $2,000,000 facility with NationsBank, N.A. which expired December 1, 1996.

Equity Joint Ventures. Through MLC/GATX Limited Partnership I and MLC/CLC LLC, the Company has formal joint venture arrangements with two institutional investors which provide the equity investment financing for certain of the Company's transactions. GATX, an unaffiliated company which beneficially owns 90% of MLC/GATX Limited Partnership I, is a publicly listed company with stockholders' equity in excess of $332 million, as of June 30, 1996. Cargill Leasing Corporation, an unaffiliated investor which owns 95% of MLC/CLC LLC, is affiliated with Cargill, Inc., a privately held business that was reported by Forbes Magazine to have 1995 earnings in excess of $900 million. These joint venture arrangements enable the Company to invest in a significantly greater portfolio of business than the Company's limited capital base would otherwise allow.

MLC/GATX and MLC/CLC LLC provide the majority of the Company's equity investment from third parties as referenced above. During fiscal year 1996, out of total leased equipment sales of approximately $16.3 million sales to MLC/GATX were $13.1 million or 80% and sales to MLC/CLC were approximately $1.3 million or 8.0%. For the quarter ended September 30, 1996, out of Sales of Leased Equipment of $3,472,413, MLC/GATX represented $1,353,402 or 39.0% and MLC/CLC represented $1,692,238 million or 48.7%. For the six months ended September 30, 1996, out of Sale of Leased Equipment of $9,707,396, MLC/GATX represented $2,203,413 or 22.7% and MLC/CLC represented $6,489,337 or 66.9%.

For the three and six month periods ended September 30, 1996, approximately 14.5% and 26.4%, respectively, of the Company's total revenue was attributable to sales of lease transactions to MLC/CLC, and 11.6% and 9.0%, respectively, of the Company's total revenue was attributable to sales of lease transactions to MLC/GATX Limited Partnership I. Transactions involving the use or placement of equity from these joint ventures require the consent of the relevant joint venture partner, and if financing from those sources were to be withheld or were to become unavailable, it would limit the amount of equity available to the Company and could have a material adverse effect upon the Company's business, financial condition and results of operations.

Warehouse Lines of Credit. In July, 1996, the Company entered into the NationsBanc Leasing Facility, under which NationsBanc Leasing Corporation may lend up to $2.0 million in various notes with terms of up to 60 months. The facility, but not transactions financed thereunder, expires January 31, 1997. Borrowings under the facility bear interest at a fixed or floating basis, at the Company's option at the time of each borrowing, as follows: fixed, where the underlying lessee is investment grade, at U.S. Treasury Notes plus 250 basis points; fixed, where the underlying lessee is below investment grade, at U.S. Treasury Notes plus 295 basis points; floating, at the bank's prime rate plus 1%. As of September 30, 1996, there were no borrowings under this facility.

In October, 1996, the Company was notified that a $5.0 million facility had been internally approved by Heller Financial Corporation, under which it may lend up to $5.0 million in various notes with terms of up to 60 months. Borrowings under the facility will bear interest at the 3 year treasury plus 300 basis points. The Company is currently negotiating the loan documents and no assurance can be given that the loan documents will be finalized.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in equipment) must generally be financed by cash flow from its operations, the sale of the equipment lease to one of its institutional partnerships with GATX or Cargill, or subsequent to September 30, 1996, the proceeds from the issuance of the Company's common stock. Although the Company expects that the credit quality of its lessees and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms or at all.

The Company's current lines of credit, if renewed or replaced, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and non-recourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flow from operations are anticipated to provide adequate capital to fund the Company's operations, including acquisitions and financings under its vendor programs, for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its existing lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to, as required, enter into anticipated new lines of credit and individual financing transactions.


POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company's future quarterly operating results and the market price of its stock may fluctuate. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing companies or major customers or vendors of the Company.

The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, as a result of sales by the Company of equipment it leases to its customers. Such sales of leased equipment, which are an ordinary but not predictable part of the Company's business, will have the effect of increasing revenues, and, to the extent sales proceeds exceed net book value, net income, during the quarter in which the sale occurs. Furthermore, any such sale may result in the reduction of revenue, and net income, otherwise expected in subsequent quarters, as the Company will not receive lease revenue from the sold equipment in those quarters.

Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately succeeding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company completed its Initial Public Offering of 1,000,000 shares of common stock on November 20, 1996, in a public offering subject to its Registration Statement on Form S-1, Registration No. 333-11737. That Registration Statement and the Prospectus, dated November 14, 1996, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors," which describes certain factors that may affect future operating results of the Company. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in the Company's Common Stock. If you do not have a copy of the Prospectus, you may obtain one by requesting it from the Company's Investor Relations Department by phone, at
(703) 834-5710, or by mail at MLC Holdings, Inc. Suite 110, 11150 Sunset Hills Road, Reston, VA 20190, Attn.: Investor Relations, or by sending an Email request to KParkhurst@MLCGroup.com

STOCK OPTION PLANS

1996 Stock Incentive Plan. The Company has established a stock incentive program (the "Stock Incentive Plan") to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees of the Company to participate in the ownership of the Company. The Stock Incentive Plan provides for the award to eligible directors, employees, and independent contractors of the Company, of a broad variety of stock-based compensation alternatives such as incentive stock options for employees under the 1996 Incentive Stock Option Plan, formula length of service based nonqualified options to nonemployee directors under the 1996 Outside Director Stock Plan, and nonqualified stock options under the 1996 Nonqualified Stock Option Plan, as well as other restrictive stock and performance based stock awards and programs which may be established by the Board of Directors. Currently, the Company has reserved a total of 400,000 shares of Common Stock for issuance upon exercise of options under: (i) the employment agreements with Messrs. Norton, Bowen and Parkhurst (under which options for an aggregate of 245,000 shares have been granted); (ii) the 1996 Outside Director Stock Plan (under which options for 30,000 shares have been granted and an additional 45,000 shares have been reserved for future formula grant); (iii) the 1996 Incentive Stock Option Plan (under which options for an aggregate of 60,000 shares have been granted); (iv) the 1996 Nonqualified Stock Option Plan (under which no options have been granted); and (v) 20,000 additional shares of Common Stock reserved for issuance under the 1996 Stock Incentive Plan.

     The Stock Incentive Plan is administered by the Stock Incentive Committee, which is authorized to select from among the eligible participants the individuals to whom options, restricted stock purchase rights and performance awards are to be granted and to determine the number of shares to be subject thereto and the terms and conditions thereof. The Stock Incentive Committee is authorized to adopt, amend and rescind the rules relating to the administration of the Stock Incentive Plan. Except for grants that are approved by a majority of the Company's Board of Directors, no member of the Stock Incentive Committee will be eligible to participate in future grants of options in the Stock Incentive Plan.

     Incentive stock options issued under the 1996 Incentive Stock Option Plan are designed to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and are subject to restrictions contained in the Code, including a requirement that exercise prices be equal to at least 100% of fair market value of the shares of Common Stock on the grant date and a ten-year restriction on the option term. The incentive stock options may be subsequently modified to disqualify them from treatment as incentive stock options. Under the Stock Incentive Plan and the Code, non-employee directors are not permitted to receive incentive stock options. The Company granted in November, 1996, options totaling 60,000 shares of Common Stock to employees other than those receiving options under employment agreements or nonqualified stock options as described above. Each of the foregoing incentive stock option grants was at the initial public offering price and is exercisable in 20% increments over five years, subject to continued employment and subject to acceleration upon certain conditions.

     Nonqualified stock options issued under the 1996 Stock Incentive Plan, may be granted to directors, officers, independent contractors and employees and will provide for the right to purchase shares of Common Stock at a specified price which may be less than fair market value on the date of grant, and usually will become exercisable in installments after the grant date. Nonqualified stock options may be granted for any reasonable term.

     Under the 1996 Outside Director Stock Option Plan, each of the three nonemployee directors have been granted options to purchase an aggregate of 30,000 shares of Common Stock, 50% of which may be exercised after the first year of service and the remaining 50% of which may be exercised after the second year of service provided they continue to serve as directors. The 1996 Outside Director Stock Option Plan also provides for the grant of options for shares to each nonemployee director (15,000 annually in the aggregate) on the second, third and fourth anniversary of service, at an exercise price equal to the market price as of the date of grant, with each option being exercisable as to 50% of the shares on the first anniversary of grant and the remaining 50% of the shares as the second anniversary of grant. Options for 15,000 shares becoming exercisable after the second, third and fourth anniversaries of grants.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements contained in this Report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing, the ability of the Company to recover its investment in equipment through remarketing, the ability of the Company to manage its growth, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Prospectus.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Under Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security-Holders

         Prior to the date that the Company became a publicly owned company, its stockholders took various actions in furtherance of the Company's formation, organization, and restructuring, all as described in the Company's Registration Statement on Form S-1 concerning the Offering. All such actions were adopted by written action in lieu of meeting and included:

         (1) The approval effective September 1, 1996, of the adoption by the Corporation of the 1996 Stock Incentive Plan by unanimous written action of the stockholders in lieu of meeting. The 1996 Stock Incentive Plan included the 1996 Incentive Stock Option Plan, the 1996 Nonqualified Stock Option Plan, and the 1996 Outside Director Stock Option Plan. All of the foregoing are as described in the Company's Registration Statement on Form S-1 concerning the Offering.

         (2) The approval and ratification effective September 1, 1996, of the Employment Agreements between the Company and Phillip G. Norton, Chairman, Chief Executive Officer, and President, Bruce M. Bowen, Director, Chief Financial Officer and Executive Vice President, Kleyton L. Parkhurst, Secretary and Treasurer, and William J. Slaton, by unanimous written action of the stockholders in lieu of meeting. These employment agreements are as described in the Company's Registration Statement on Form S-1 concerning the Offering.

         (3) The approval and ratification effective September 12, 1996, of certain option agreements between the Company and Phillip G. Norton, Chairman, Chief Executive Officer, and President, Bruce M. Bowen, Director, Chief Financial Officer and Executive Vice President, and Kleyton L. Parkhurst, Secretary and Treasurer, by unanimous written action of the stockholders in lieu of meeting. These employment agreements are as described in the Company's Registration Statement on Form S-1 concerning the Offering.

Item 5.   Other Information.

          Not Applicable.

Item 6.   Exhibits and reports on Form 8-K

EXHIBIT                                                                                       SEQUENTIAL
NO.                          DESCRIPTION OF EXHIBIT                                           PAGE NUMBER
3.1        Certificate of Incorporation of the Company                                        *

3.2        Bylaws of the Company                                                              *

4.1        Specimen certificate of Common Stock of the Company                                *

10.1       Material Contracts -- 1996 Stock Incentive Plan                                    *

10.2       Material Contracts --1996 Outside Directors                                        *
           Stock Option Plan

10.3       Material Contracts --1996 Nonqualified Stock                                       *
           Option Plan

10.4       Material Contracts --1996 Incentive Stock                                          *
           Option Plan

10.5       Material Contracts -- Form of Indemnification                                      *
           Agreement entered into between the Company and its
           directors and officers.

10.7       Material Contracts -- Form of Employment Agreement                                 *
           between the Company and Phillip G. Norton

10.8       Material Contracts -- Form of Employment Agreement                                 *
           between the Company and Bruce M. Bowen

10.9       Material Contracts -- Form of Employment Agreement                                 *
           between the Company and William J. Slaton

10.10      Material Contracts -- Form of Employment Agreement                                 *
           between the Company and Kleyton L. Parkhurst

10.11      Form of Irrevocable Proxy and Stock Rights Agreement                               *

10.12      First Amended and Restated Business Loan and Security                              *
           Agreement by and between the Company and
           First Union Bank of Virginia, N.A.

10.13      Loan Modification and Extension Agreement by and                                   *
           between the Company and First Union National Bank
           of Virginia, N.A.

27         Financial Data Schedule.

     (b)  Reports on Form 8-K

           None Filed during the quarter for which this report is filed.


* Incorporated by reference from the Company's Registration Statement on Form S-1, Commission File No. 333-11737.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         MLC HOLDINGS, INC.


                    By:  /s/ Phillip G. Norton
                         -------------------------
                         Phillip G. Norton
                         Chairman, President and Chief Executive Officer


                    By:  /s/ Bruce M. Bowen
                         -------------------------
                         Bruce M. Bowen
                         Executive Vice President and Chief Financial Officer (Principal Financial Officer)



DATE:
        ----------------------

EXHIBIT                                                                                       SEQUENTIAL
NO.                          DESCRIPTION OF EXHIBIT                                           PAGE NUMBER
3.1        Certificate of Incorporation of the Company                                        *

3.2        Bylaws of the Company                                                              *

4.1*       Specimen certificate of Common Stock of the Company

10.1       Material Contracts -- 1996 Stock Incentive Plan                                    *

10.2       Material Contracts --1996 Outside Directors                                        *
           Stock Option Plan

10.3       Material Contracts --1996 Nonqualified Stock                                       *
           Option Plan

10.4       Material Contracts --1996 Incentive Stock                                          *
           Option Plan

10.5       Material Contracts -- Form of Indemnification                                      *
           Agreement entered into between the Company and its
           directors and officers.

10.7       Material Contracts -- Form of Employment Agreement                                 *
           between the Company and Phillip G. Norton

10.8       Material Contracts -- Form of Employment Agreement                                 *
           between the Company and Bruce M. Bowen

10.9       Material Contracts -- Form of Employment Agreement                                 *
           between the Company and William J. Slaton

10.10      Material Contracts -- Form of Employment Agreement                                 *
           between the Company and Kleyton L. Parkhurst

10.11      Form of Irrevocable Proxy and Stock Rights Agreement                               *

10.12      First Amended and Restated Business Loan and Security                              *
           Agreement by and between the Company and
           First Union Bank of Virginia, N.A.

10.13      Loan Modification and Extension Agreement by and                                   *
           between the Company and First Union National Bank
           of Virginia, N.A.

27         Financial Data Schedule.

     (b)  Reports on Form 10-K

           None Filed during the quarter for which this report is filed.


* Incorporated by reference from the Company's Registration Statement on Form S-1, Commission File No. 333-11737.