Form 10-Q
period 1996-12-31
MLC HOLDINGS INC
filed 1997-02-12
CIK 1022408

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        -------------------------------

                                   FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The number of shares of Registrant's common stock outstanding December 31, 1996 was 5,150,000 shares.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES


                                                                                                PAGE

Part I.         Financial Information


  Item 1.       Financial Statements:

                Condensed Consolidated Balance Sheets December 31, 1996
                (Unaudited)and March 31, 1996

                Condensed Consolidated Statements of Earnings Three month and
                Nine month periods ended December 31, 1996 and 1995 (Unaudited)

                Condensed Consolidated Statements of Cash Flows Nine month periods ended December 31, 1996 and 1995 (Unaudited)

                Notes to Condensed Consolidated Financial Statements (Unaudited)

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

  Item 3.       Defaults Upon Senior Securities

  Item 4.       Submission of Matters to a Vote of Security Holders

  Item 5.       Other Information

  Item 6.       Exhibits and Reports on Form 8-K


                Signatures

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,     MARCH 31,
                                                                         1996             1996
                                                                      -----------     -----------
                                                                      (unaudited)
                                      ASSETS
       Cash and cash equivalents                                      $ 5,252,684     $   357,881
       Accounts receivable                                              4,604,028       1,272,707
       Notes receivable                                                   294,964          91,857
       Employee advances                                                   72,749          76,349
       Inventories                                                      2,954,810          86,280
       Investment in direct financing and sales-type leases - net      19,230,800      16,273,218
       Investment in operating lease equipment - net                   12,595,264      10,219,826
       Property and equipment - net                                       269,072         280,468
       Other assets                                                     1,469,884       1,177,629
                                                                      -----------     -----------

TOTAL ASSETS                                                           46,744,255      29,836,215
                                                                      ===========     ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
       Accounts payable - equipment                                   $ 8,323,658     $ 4,972,979
       Accounts payable - trade                                         1,616,489         604,650
       Salaries and commissions payable                                   166,148          61,910
       Accrued expenses and other liabilities                           1,105,955         935,315
       Income taxes payable                                               683,195           6,332
       Recourse notes payable                                             385,851       1,284,742
       Nonrecourse notes payable                                       20,758,331      18,351,579
       Loans from stockholders                                                 --         275,000
       Deferred taxes                                                     490,000         469,000

                                                                      -----------     -----------
                    Total liabilities                                  33,529,627      26,961,507
                                                                      -----------     -----------

COMMITMENTS AND CONTINGENCIES                                                  --              --

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value - 2,000,000                             --              --
            shares authorized;  none issued or
            outstanding
       Common stock, $.01 par value - 10,000,000 shares                    51,500          40,000
            authorized; 5,150,000 and 4,000,000 shares
            issued and outstanding at December 31, 1996 and
            March 31, 1996, respectively
       Additional paid-in capital                                       8,601,854           9,592
       Retained earnings                                                4,561,274       2,825,116

                                                                      -----------     -----------
                    Total stockholders' equity                         13,214,628       2,874,708
                                                                      -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             46,744,255      29,836,215
                                                                      ===========     ===========

     See accompanying notes to condensed consolidated financial statements

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    DECEMBER 31,                 DECEMBER 31,
                                             -------------------------   -------------------------
                                                1996          1995          1996          1995
                                             -----------   -----------   -----------   -----------
REVENUES:
     Sales
       Sales of equipment                    $ 4,634,610   $ 6,013,763   $13,974,886   $13,429,106
       Sales of leased equipment               3,800,011     2,068,896    13,507,407     9,775,434
                                             -----------   -----------   -----------   -----------

                                             -----------   -----------   -----------   -----------
     Sales                                     8,434,621     8,082,659    27,482,293    23,204,540
                                             -----------   -----------   -----------   -----------

     Lease revenues                            2,990,124     1,791,814     6,900,727     4,016,436
     Net margin on sales-type leases                  --           317            --        85,590
     Fee and other income                        375,360       607,954     2,017,699     1,736,343

                                             -----------   -----------   -----------   -----------
               Total revenues                 11,800,105    10,482,744    36,400,719    29,042,909
                                             -----------   -----------   -----------   -----------

COSTS AND EXPENSES:

     Cost of sales of equipment                3,907,478     5,642,737    12,460,182    11,912,582
     Cost of sales of leased equipment         3,768,443     1,835,835    13,359,442     9,135,319
                                             -----------   -----------   -----------   -----------

     Cost of sales                             7,675,921     7,478,572    25,819,624    21,047,901
                                             -----------   -----------   -----------   -----------

     Direct lease costs                        1,454,202       909,711     3,150,945     1,611,454
     Professional and other fees                 120,338       150,792       329,704       479,790
     Salaries and benefits                       830,468       817,369     2,390,826     2,259,854
     General and administrative expenses         310,442       287,642       843,088       715,556
     Interest and financing costs                418,682       412,482     1,175,374     1,144,009
                                             -----------   -----------   -----------   -----------

               Total costs and expenses       10,810,053    10,056,568    33,709,561    27,258,564
                                             -----------   -----------   -----------   -----------

EARNINGS BEFORE PROVISION FOR INCOME TAXES       990,052       426,176     2,691,158     1,784,345
PROVISION FOR INCOME TAXES                       349,000       153,000       955,000       633,000
                                             -----------   -----------   -----------   -----------

NET EARNINGS                                 $   641,052   $   273,176   $ 1,736,158   $ 1,151,345
                                             ===========   ===========   ===========   ===========

NET EARNINGS PER COMMON SHARE                $      0.14   $      0.06   $      0.42   $      0.28
                                             ===========   ===========   ===========   ===========



     See accompanying notes to condensed consolidated financial statements

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                             Nine Months Ended
                                                                               December 31,
                                                                       ----------------------------
                                                                           1996            1995
                                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings                                                       $  1,736,158    $  1,151,345
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Depreciation & amortization                                        2,189,179       1,193,712
       Gain on sale of operating lease equipment                            (90,335)       (252,248)
       Adjustment of basis to FMV of early returned
        operating lease equipment                                           299,403              --
       Payments from lessees directly to lenders                         (1,245,583)       (433,915)
       (Gain)/loss on disposal of property and equipment                     (8,740)          2,449
       Deferred taxes                                                        21,000              --
       Changes in:
            Accounts receivable                                          (3,331,321)        472,354
            Notes receivable                                               (203,106)         35,106
            Employee advances                                                 3,600         (68,629)
            Inventories                                                  (2,755,685)       (368,439)
            Refundable income taxes                                              --          48,946
            Other assets                                                   (423,287)       (381,979)
            Accounts payable - equipment                                  3,350,679       4,173,726
            Accounts payable - trade                                      1,011,839         197,777
            Salaries & commissions payable                                  104,238         (28,426)
            Accrued expenses and other liabilities                          170,640       1,196,560
            Income taxes payable                                            676,864         421,580
                                                                       ------------    ------------

                   Net cash provided by operating activities              1,505,543       7,359,919
                                                                       ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of operating lease equipment                       2,777,871         760,124
    Purchase of operating lease equipment                               (16,763,745)     (9,885,058)
    Increase in investment in direct financing and sales-type leases     (8,049,465)    (16,175,204)
    Proceeds from sale of property and equipment                              8,740           9,083
    Purchase of property and equipment                                      (53,360)       (183,113)
    Decrease/(increase) in other assets                                     131,032        (176,664)
                                                                       ------------    ------------

                   Net cash used in investing activities                (21,948,927)    (25,650,832)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings:
         Nonrecourse                                                     19,290,233      19,358,097
         Recourse                                                           205,517              --
    Repayments:
         Nonrecourse                                                     (1,381,918)       (714,877)
         Recourse                                                           (58,037)        (46,910)
    Repayments of loans from stockholders                                  (275,000)        (50,000)
    (Repayments)/proceeds from lines of credit                           (1,046,370)        195,818
    Net proceeds from public offering                                     8,603,762              --
                                                                       ------------    ------------

                   Net cash provided by financing activities             25,338,187      18,742,128

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 4,894,803         451,215

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              357,881         253,475
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  5,252,684         704,690
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                      $     87,005    $    140,140
                                                                       ============    ============

    Income taxes paid                                                  $    257,137    $    162,444
                                                                       ============    ============

     See accompanying notes to condensed consolidated financial statements

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1996, and the consolidated statements of earnings and consolidated statements of cash flows for the three month and nine month periods ended December 31, 1996 and December 31, 1995 have been prepared by the Company, without audit.

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

In the opinion of management such information includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at December 31, 1996, and for all periods presented.

For a summary of significant accounting principles, which have been continued without change, refer to Note 1 to the financial statements for the year ended March 31, 1996 included in the Prospectus dated November 14, 1996.

2.  PUBLIC OFFERING OF COMMON STOCK AND RELATED MATTERS

On November 20, 1996, the Company closed a public stock offering of 1,000,000 shares of its common stock. The Company received net proceeds of $8,137,500 from the Offering, not including estimated expenses of $750,000. On December 13, 1996, an additional 150,000 shares were issued under an over-allotment option exercised by the Company's underwriters. The Company received net proceeds from these shares of $1,220,625. On November 20, 1996, the Board of Directors of the Company was expanded, by vote of the existing Board, to elect three outside directors, Carl J. Rickertsen, Terrence O'Donnell, and Jonathan Ledecky. In connection with the election of these outside directors, the Company entered into certain indemnification agreements and granted each outside director options for the purchase of 10,000 shares of common stock of the Company at a purchase price of $8.75 per share, pursuant to the 1996 Outside Directors Stock Option Plan. The election of the outside directors, the indemnification agreements, and the stock options are all as described in the Company's Registration Statement on Form S-1 relating to the Offering.

         Effective December 18, 1996, the Board of Directors established an outside Audit Committee composed of Carl J. Rickertsen and Terrence O'Donnell, as outside directors, and Phillip G. Norton.

         Effective November 19, 1996, the Company granted options for a total of 60,000 shares of common stock of the Company at a purchase price of $8.75 per share, to employees of the Company other than officers and directors, pursuant to the 1996 Incentive Stock Option Plan. These options were as described in the Company's Registration Statement on Form S-1 concerning the Offering.

         On January 8, 1997, the Incentive Compensation Committee of the Board of Directors granted an additional 20,000 options to purchase an additional 20,000 shares of stock, 15,000 of which were granted to employees of the Company other than officers and directors pursuant to the 1996 Incentive Stock Option Plan and 5,000 of which were granted to independent contractors pursuant to the 1996 Nonqualified Stock Option Plan.

3.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

         The Company's investment in direct finance leases consists of the following components (in thousands):

                                           DECEMBER 31,   MARCH 31,
                                              1996          1996
Minimum lease payments receivable          $ 21,421      $ 18,212
Estimated unguaranteed residual value           954           348
Initial direct costs - net                    1,490         1,539
Less:  Unearned lease income                 (4,634)       (3,826)

Investment in direct financing lease and
          sales-type leases - net          $ 19,231      $ 16,273

4.  INVESTMENT IN OPERATING LEASE EQUIPMENT

         The components of the net investment in operating lease equipment are as follows (in thousands):

                                      DECEMBER 31, MARCH 31,
                                         1996        1996
                                       --------    --------

Cost of equipment under
     operating leases                  $ 14,709    $ 11,411
Initial direct costs                        272          54
Accumulated depreciation and
     amortization                        (2,386)     (1,245)
                                       --------    --------

Investment in operating leases - net   $ 12,595    $ 10,220
                                       ========    ========

                      MLC HOLDINGS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 1996.


RESULTS OF OPERATIONS

Revenues. Total revenues increased 12.6% to $11,800,105 and increased 25.3% to $36,400,719 for the three and nine month p eriods ended December 31, 1996, compared with the corresponding prior year period. The increases in revenue are attributed to the increased volume of lease originations which increased Lease Revenues and increases in Sales of Leased Equipment, and was offset by decreases in Sales of Equipment and Fee and Other Income due to the variability of timing of transactions originated or sold by the Company. Fluctuations within revenue categories may continue in the future (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales. Sales increased 4.4% to $8,434,621 and increased 18.4% to $27,482,293, for the three and nine month periods ended December 31, 1996, compared with the corresponding prior year periods.

         Sales of Equipment: Sales of Equipment decreased 22.9% to $4,634,610 and increased 4.1% to $13,974,886 for the three and nine month periods ended December 31, 1996, respectively, compared with the corresponding prior year period. The fluctuation in the Sales of Equipment is due to the variability of timing of transactions originated or sold by the Company.

         Sales of Leased Equipment: Sales of Leased Equipment increased 83.7% to $3,800,011 and increased 38.2% to $13,507,407 for the three and nine month periods ended December 31, 1996, respectively, compared with the corresponding prior year period. The fluctuation in Sales of Leased Equipment is a result of fluctuations in the timing of the sales to the Company's institutional equity partners, GATX Capital Corporation, and Cargill Leasing Corporation. For the three and nine month periods ended December 31, 1996, respectively, sales to MLC/GATX represented $1,249,500 (32.9%) and $3,452,913 (25.6%) of Sales of
         Leased Equipment. The MLC/GATX partnership acquires mostly mainframe and mainframe related equipment, and the amount of Equipment sold to the partnership may decline as measured both by revenue and as a percentage of the whole, as the Company de-emphasizes the leasing of mainframe and mainframe peripheral equipment. For the three and nine month periods ended December 31, 1996, respectively, sales to MLC/CLC represented $2,307,165 (60.7%) and $8,796,503 (65.1%) of Sales of
         Leased Equipment. The LLC acquires mostly P.C. and related equipment and sales to the LLC may increase, and increase as a percentage of total Sales of Leased Equipment, as the Company continues to emphasize leasing of this equipment category.

Lease Revenues. Lease revenues increased 66.9% to $2,990,124 and increased 71.8% to $6,900,727 or the three and nine month periods ended December 31, 1996, respectively. The increases in lease revenue reflect a higher average investment in operating and direct finance leases, resulting from increases in operating and direct finance leases originated by the Company over the past year, and an increase in interim rents accrued, in the first three and nine months of 1996, compared to the same periods of 1995.

Fee and Other Income. Fee and other income decreased 38.3% to $375,360 and increased 16.2% to $2,017,699 for the three and nine month periods ended December 31, 1996. The decline in the three month period as compared to the previous year is due mostly to declines in fees relating to the remarketing of equipment owned by others, fee income and broker fees, which are due to the variability of timing of transactions originated, remarketed, or sold by the Company.

The increase for the nine month period is a result of a higher level of interest income, remarketing fees, earnings from a prepay escrow fee, and higher levels of management fee income earned from the equity joint ventures with Cargill and GATX, and is offset by a decline in fee income and broker fees, as compared to the same periods in 1995. Fluctuations of revenues in this category may vary significantly from period to period due to the variability of timing of transactions, interest rates, customer prepayment rates, and other factors. (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Expenses. Total expenses increased 7.5% to $10,810,053 and increased 23.7% to $33,709,561 for the three and nine month periods ended December 31, 1996, compared with the corresponding prior year periods.

Cost of Sales. Cost of sales increased 2.6% to $7,675,921 and increased 22.7% to $25,819,624 for the three and nine month periods ended December 31, 1996, respectively, as a result of an increase in sales activities for those periods. The fluctuation in sales expenses can be attributed to the variability of timing of transactions originated, or sold by the Company, and fluctuations may continue in the future (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

         Cost of Sales of Equipment: The Cost of Sales of Equipment decreased 30.8% to $3,907,478 and increased 4.6% to $12,460,182 for the three and nine month periods ended December 31, 1996, respectively, compared with the corresponding prior year period reflecting decreases and increases in related sales. Although the gross margin of this category increased to 15.69% from 6.17% in the three month periods ended December 31, 1996 and 1995, respectively, there can be no assurance that the improved margin will continue. For the nine month periods ended December 31, 1996 and 1995, respectively, the gross margin was 10.84% and 11.29%.

         Cost of Sales of Leased Equipment: The Cost of Sales of Leased Equipment increased 105.3% to $3,768,443 and increased 46.2% to $13,359,442 for the three and nine month periods ended December 31, 1996, compared with the corresponding prior year periods. These increases are a result of increasing lease origination which has been sold to the Company's institutional equity partners, GATX Capital Corporation and Cargill Leasing Corporation.

Direct Lease Costs. Direct lease costs increased 59.9% to $1,454,202 and increased 95.5% to $3,150,945 for the three and nine month periods ended December 31, 1996, compared with the corresponding prior year period. The increase is due to the increase in the operating and direct finance lease base, resulting from increases in operating and direct finance leases originated by the Company over the past year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 0.4% to $1,261,248 and increased 3.1% to $3,563,618, for the three and nine month periods ended December 31, 1996, compared with the corresponding prior year period. The increase is primarily attributable to increased compensation and benefit costs as a result of an increase in the number of employees, increase in commissions paid as a result of transaction profitability, a decrease in professional and other fees, and an increase in general and administrative costs relating to the higher volume of lease business.

Interest Expense. Interest expense increased 1.5% to $418,682 and increased 2.7% to $1,175,374, for the three and nine month periods ended December 31, 1996, compared with the corresponding prior year period.

Provision for Income Taxes. The provision for income taxes was 35.3% and 35.5% for the three and nine months ended December 31, 1996 as compared to 35.9% and 35.5% for the corresponding prior year periods.

Net Earnings. Net earnings increased 134.7% to $641,052 and increased 50.8% to $1,736,158, for the three and nine month periods ended December 31, 1996, compared with the corresponding prior year period, as a result of the changes in the components of total revenues and total costs and expenses specifically described above. Earnings per share increased 133.3% to $0.14 and increased 52.2% to $0.42 for the three and nine month periods. Net income per share for the three and nine month periods are calculated using the weighted average shares outstanding for the three and nine month periods ending December 31, 1996 of 4,485,870 and 4,162,545, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow. The Company generated cash flow from operations of $1,505,543 during the nine month period ended December 31, 1996, which was lower than same-period net income of $1,736,158 as a result of increases in accounts receivable of $3,331,321 (mostly due to increases in lease receivables for equipment which has been paid for but not yet recorded as a lease--it is expected that the leases will be booked in the quarter ending March 31, 1997), inventories of $2,755,685 (mostly due to the purchase of equipment having a cost of approximately $2,700,000 for a contracted sale but which sale was not consummated until January, 1997), and Payments from Lessees Directly to Lenders of $1,245,583, and other changes in assets of $423,287. Non-cash expenses which increased cash flow included Depreciation and Amortization of $2,189,179 (mostly due to an increase in the amount of operating lease assets), Accounts Payable - Equipment of $3,350,679 (mostly due to leased equipment purchased but not yet paid for), Accounts Payable - Trade of $1,011,839, and Income Taxes Payable of $676,864, Adjustment of Basis to FMV of Early Returned Operating Lease Equipment of $299,403, (this was a result of the early termination of a number of operating leases with one customer where the Company received a termination fee which was in excess of the non-cash adjustment, resulting in positive net fee income for the transaction as a whole) and changes in other assets and liabilities of $299,478.

Investing activities, which are primarily related to investments in equipment under lease, used $21,948,927 during the nine month period. Financing activities in the nine month period generated $25,338,187 from the Company's new borrowings of non-recourse debt totaling $19,290,233 and was offset by repayment of recourse and non-recourse borrowings aggregating $1,439,955, repayment of $1,046,370 to its lines of credit, and the termination of loans from stockholders of $275,000. The net result of the above activity for the nine month period was an increase in cash and cash equivalents of $4,894,803.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries.

Bank Lines of Credit. Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. The Company's available credit under its short-term, recourse facility currently totals $5,000,000. The First Union Facility is a $5,000,000 revolving facility provided by First Union National Bank of Virginia ($97,000 was outstanding as of December 31, 1996), with borrowing available through April 30, 1997, and repayments due 90 days after borrowing. Borrowings under the First Union Facility bear interest at LIBOR plus 275 basis points.

The Company previously had a $2,000,000 facility with NationsBank, N.A. which expired December 1, 1996.

Equity Joint Ventures. Through MLC/GATX Limited Partnership I and MLC/CLC LLC, the Company has formal joint venture arrangements with two institutional investors which provide the equity investment financing for certain of the Company's transactions. GATX, an unaffiliated company which beneficially owns 90% of MLC/GATX Limited Partnership I, is a publicly listed company with stockholders' equity in excess of $332 million, as of June 30, 1996. The MLC/GATX partnership acquires mostly mainframe and mainframe related equipment, and the amount of Equipment sold to the partnership may decline as measured both by revenue and as a percentage of total Sales of Leased Equipment, as the Company de-emphasizes the leasing of mainframe and mainframe peripheral equipment. Cargill Leasing Corporation, an unaffiliated investor which owns 95% of MLC/CLC LLC, is affiliated with Cargill, Inc., a privately held business that was reported by Forbes Magazine to have 1995 earnings in excess of $900 million. The LLC acquires mostly P.C. and related equipment and sales to the LLC may increase, and increase as a percentage of total Sales of Leased Equipment, as the Company continues to emphasize leasing of this equipment category. These joint venture arrangements enable the Company to invest in a significantly greater portfolio of business than the Company's limited capital base would otherwise allow.

MLC/GATX and MLC/CLC LLC provide the majority of the Company's equity investment from third parties as referenced above. During fiscal year 1996 which ended March 31, 1996, out of total leased equipment sales of approximately $16.3 million, sales to MLC/GATX were $13.1 million, or 80%, and sales to MLC/CLC were approximately $1.3 million, or 8.0%. For the quarter ended December 31, 1996, out of Sales of Leased Equipment of $3,800,011, MLC/GATX represented $1,249,500, or 32.9%, and MLC/CLC represented 60.7%, or $2,307,165. For the nine months ended December 31, 1996, out of Sale of Leased Equipment of $13,507,407, MLC/GATX represented $3,452,913, or 25.6%, and MLC/CLC represented 65.1%, or $8,796,503. For the three and nine month periods ended December 31, 1996, approximately 19.6% and 24.2%, respectively, of the Company's total revenue was attributable to sales of lease transactions to MLC/CLC, and 10.6% and 9.5%, respectively, of the Company's total revenue was attributable to sales of lease transactions to MLC/GATX Limited Partnership I. Transactions involving the use or placement of equity from these joint ventures require the consent of the relevant joint venture partner, and if financing from those sources were to be withheld or were to become unavailable, it would limit the amount of equity available to the Company and could have a material adverse effect upon the Company's business, financial condition and results of operations.

Warehouse Lines of Credit. In July, 1996, the Company entered into the NationsBanc Leasing Facility, under which NationsBanc Leasing Corporation may lend up to $2.0 million in various notes with terms of up to 60 months. The facility, but not transactions financed thereunder, expires January 31, 1997. Borrowings under the facility bear interest at a fixed or floating basis, at the Company's option at the time of each borrowing, as follows: fixed, where the underlying lessee is investment grade, at U.S. Treasury Notes plus 250 basis points; fixed, where the underlying lessee is below investment grade, at U.S. Treasury Notes plus 295 basis points; floating, at the bank's prime rate plus 1%. As of December 31, 1996, there were no borrowings under this facility.

In October, 1996, the Company was notified that a commitment for a $5.0 million facility had been internally approved by Heller Financial Corporation subject to documents, under which it may lend up to $5.0 million in various notes with terms of up to 60 months. Borrowings under the facility will bear interest at the 3 year treasury plus 175 to 300 basis points. The Company is currently negotiating the loan documents, however, there can be no assurance that the loan documents will be finalized.

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

The Company's current lines of credit, if renewed or replaced, public and private securities markets, both debt and equity, new lines of credit (both short-term and long-term and recourse and non-recourse), long-term financing of individual significant lease transactions, and its estimated cash flow from operations, are anticipated to provide adequate capital to fund the Company's operations, including acquisitions and financings under its vendor programs, for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its existing lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to, as required, enter into new lines of credit and individual financing transactions.

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

The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, the amount of sales by the Company of equipment it leases to its customers. Such sales of leased equipment, which are an ordinary but not predictable part of the Company's business, will have the effect of increasing revenues, and, to the extent sales proceeds exceed net book value, net income, during the quarter in which the sale occurs. Furthermore, any such sale may result in the reduction of revenue, and net income, otherwise expected in subsequent quarters, as the Company will not receive lease revenue from the sold equipment in those quarters. Other factors which could lead to a fluctuation in quarterly results include the availability of and timing of equipment sales, fee placement transactions (principally relating to vendor origination business), and remarketing transactions, which could vary for a number of reasons, including, without limitation, the availability of used equipment and interest rates.

Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately succeeding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company completed its Initial Public Offering of 1,000,000 shares of common stock on November 20, 1996, in a public offering subject to its Registration Statement on Form S-1, Registration No. 333-11737. That Registration Statement and the Prospectus, dated November 14, 1996, which is a part of it (the "Prospectus"), include a section entitled "Risk Factors," which describes certain factors that may affect future operating results of the Company. That section is hereby incorporated by reference in this Report. Those factors should be considered carefully in evaluating an investment in the Company's Common Stock. If you do not have a copy of the Prospectus, you may obtain one by requesting it from the Company's Investor Relations Department by phone, at
(703) 834-5710, or by mail at MLC Holdings, Inc. Suite 110, 11150 Sunset Hills Road, Reston, VA 20190, Attn.: Investor Relations, or by sending an Email request to KParkhurst@MLCGroup.com.

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

         Under the 1996 Outside Director Stock Option Plan, each of the three nonemployee directors have been granted options to purchase an aggregate of 30,000 shares of Common Stock, 50% of which may be exercised after the first year of service and the remaining 50% of which may be exercised after the second year of service provided they continue to serve as directors. The 1996 Outside Director Stock Option Plan also provides for the grant of options for shares to each nonemployee director (15,000 annually in the aggregate) on the second, third and fourth anniversary of service, at an exercise price equal to the market price as of the date of grant, with each option being exercisable as to 50% of the shares on the first anniversary of grant and the remaining 50% of the shares as the second anniversary of grant. Options for 15,000 shares become exercisable after the second, third and fourth anniversaries of grants.

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

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          Not Applicable.

Item 2.   Changes in Securities
          Not Applicable.

Item 3.   Defaults Under Senior Securities
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security-Holders
          Not Applicable.

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

3.1            Certificate of Incorporation of the Company                                                       *

3.2            Bylaws of the Company                                                                             *

4.1            Specimen certificate of Common Stock of the Company                                               *

10.1           Material Contracts -- 1996 Stock Incentive Plan                                                   *

10.2           Material Contracts --1996 Outside Directors Stock Option Plan                                     *

10.3           Material Contracts --1996 Nonqualified Stock Option Plan                                          *

10.4           Material Contracts --1996 Incentive Stock Option Plan                                             *

10.5           Material Contracts -- Form of Indemnification Agreement entered into between the                  *
               Company and its directors and officers.

10.7           Material Contracts -- Form of Employment Agreement between the Company and Phillip G.             *
               Norton

10.8           Material Contracts -- Form of Employment Agreement between the Company and Bruce M.               *
               Bowen

10.9           Material Contracts -- Form of Employment Agreement between the Company and William J.             *
               Slaton

10.10          Material Contracts -- Form of Employment Agreement between the Company and Kleyton L.             *
               Parkhurst

10.11          Form of Irrevocable Proxy and Stock Rights Agreement                                              *

10.12          First Amended and Restated Business Loan and Security Agreement by and between the                *
               Company and First Union Bank of Virginia, N.A.

10.13          Loan Modification and Extension Agreement by and between the Company and First Union              *
               National Bank of Virginia, N.A.

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

3.1            Certificate of Incorporation of the Company                                                       *

3.2            Bylaws of the Company                                                                             *

4.1            Specimen certificate of Common Stock of the Company                                               *

10.1           Material Contracts -- 1996 Stock Incentive Plan                                                   *

10.2           Material Contracts --1996 Outside Directors Stock Option Plan                                     *

10.3           Material Contracts --1996 Nonqualified Stock Option Plan                                          *

10.4           Material Contracts --1996 Incentive Stock Option Plan                                             *

10.5           Material Contracts -- Form of Indemnification Agreement entered into between the                  *
               Company and its directors and officers.

10.7           Material Contracts -- Form of Employment Agreement between the Company and Phillip G.             *
               Norton

10.8           Material Contracts -- Form of Employment Agreement between the Company and Bruce M.               *
               Bowen

10.9           Material Contracts -- Form of Employment Agreement between the Company and William J.             *
               Slaton

10.10          Material Contracts -- Form of Employment Agreement between the Company and Kleyton L.             *
               Parkhurst

10.11          Form of Irrevocable Proxy and Stock Rights Agreement                                              *

10.12          First Amended and Restated Business Loan and Security Agreement by and between the                *
               Company and First Union Bank of Virginia, N.A.

10.13          Loan Modification and Extension Agreement by and between the Company and First Union              *
               National Bank of Virginia, N.A.

27            Financial Data Schedule.