Form 10-K
period 1997-03-31
MLC HOLDINGS INC
filed 1997-06-30
CIK 1022408

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   (Mark One)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

               For the fiscal year ended      March 31, 1997
                                         ------------------------

                                       OR
 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ----------   ----------

                   Commission file number:      0-28926
                                           ----------------

                              MLC Holdings, Inc.
                              ------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                54-1817218
                --------                                ----------
     (State or other jurisdiction of                 (I.R.S.  Employer
     incorporation or organization)                Identification No.)

          11150 Sunset Hills Rd., Suite 110, Reston, VA 20190-5321
          --------------------------------------------------------
             (Address, including zip code, of principal offices)

Registrant's telephone number, including area code: (703) 834-5710
                                                    --------------

          Securities registered pursuant to Section 12(b) of the Act:
       Title of each class             Name of each exchange on which registered
  Common Stock, $0.01 par value                Nasdaq National Market
  -----------------------------                -----------------------

       Securities registered pursuant to Section 12(g) of the Act:  None
                                                                    ----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

         The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the price at which the stock was sold as of June 18, 1997 was $14,689,530.

         The number of shares of Common Stock outstanding as of June 18, 1997, was 5,150,000.

DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the following parts of this Form 10-K:

                 Document                                                              Part
                 ------------------------------------------------------------------------------
                 Portions of the Company's definitive                                Part III
                 Proxy Statement to be filed with the
                 Securities and Exchange Commission
                 within 120 days after the Company's
                 fiscal year end.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         MLC Holdings, Inc. was formed in 1996 and is a Delaware corporation which, pursuant to a reorganization effected September 1, 1996, serves as the holding company for MLC Group, Inc. ("MLC Group") and other subsidiaries. All references to the "Company" shall be deemed to include and refer to MLC Holdings and its subsidiaries, including MLC Group. The Company holds no other assets and engages in no other business other than serving as the parent holding Company for MLC Group and MLC Capital, Inc. MLC/GATX Leasing Corporation is a 50% owned subsidiary of MLC Group.

         MLC Group, a Virginia corporation, founded in 1990 and originally named Municipal Leasing Corporation, currently conducts all business activity of the Company. MLC Capital, Inc., is an NASD-registered broker-dealer and as of the date of this report has conducted no business transactions. The Company does not have any plans at present to engage in business through MLC Capital, Inc. MLC Group obtains a significant amount of equity financing for its transactions through two joint venture arrangements: (i) MLC/GATX Limited Partnership I (a joint venture with GATX Leasing Corporation); and(ii) MLC/CLC LLC (a joint venture with Cargill Leasing Corporation). MLC Group has a 9.5% limited partnership ownership interest in MLC/GATX Limited Partnership I and owns 50% of the stock of MLC/ GATX Leasing Corporation, which serves as general partner of MLC/GATX Limited Partnership I with a 1% general partnership interest. MLC Group has a 5% membership interest in MLC/CLC LLC and serves as its manager.

         On November 20, 1996, the Company closed a public stock offering of 1,000,000 shares of its common stock (the "Offering"), and on December 13, 1996, the underwriter exercised its overallottment option of 150,000 additional shares. The initial offering price was $8.75 per share. The Company received net proceeds of $8,603,762. Expenses and underwriter's discount relating to the offering were $1,458,738.

         The Company's principal executive offices are located at 11150 Sunset Hills Road, Suite 110, Reston, Virginia 20190-5321 and its telephone number at such address is (703) 834-5710. The Company operates through ten offices, including its principal executive offices and seven regional sales offices which are located in the following metropolitan areas: Philadelphia, Pennsylvania; Dallas, Texas; Stamford, Connecticut; Sacramento, California; Raleigh, North Carolina; Atlanta, Georgia; and San Diego, California. The Company also has arrangements with independent contractors who work primarily for the Company in Columbus, Ohio.

         The Company currently employs 47 full-time employees and seven part-time employees, of which 37 of such employees work at the Company's principal executive offices and the remaining 17 work at the various regional offices of the Company.

GENERAL

         The Company specializes in leasing and financing information technology assets, provides asset management services, and trades computer equipment. The Company's targeted customer base includes middle market commercial customers on a regional basis, select Fortune 1000 firms, federal, state and local governments, vendors of information technology equipment and services, and network integrators and consultants. The assets leased by the Company include personal computers, client server systems, networks, mid-range and mainframe computer equipment, telecommunications equipment and software.

         The ten largest commercial customers of the Company by purchase price of the equipment leased by the Company, for fiscal year 1997 are, in alphabetical order:

BTG, Inc.; Cable & Wireless, Inc.; Checkfree Corporation; Corning Incorporated; Interealty Corp.; Progressive Casualty Insurance Company; Sandia Corporation; SCT Software and Resources Management Corporation; Sprint Communications Company, L.P. and affiliates (collectively, "Sprint"); and Walt Disney Attractions, Inc. The three largest government customers, based upon purchase price of the equipment leased by the Company for fiscal year 1997, are, in alphabetical order: the California Department of Justice; McHenry County, Illinois; and the State of Missouri. None of the above customers constituted more than 10% of the Company's revenues for fiscal year 1997.

         The Company also leases and finances equipment, software and services through relationships with vendors, equipment manufacturers, software companies, and systems integrators and consultants. These vendor clients represent a variety of high technology industries and include, among others, in alphabetical order: Cisco Systems, Inc.; EMC Corporation; Sterling Software, Inc.; and Systems & Computer Technology Corporation; The Company has also provided financing for other vendors' customers for transactions ranging in size from approximately $50,000 to $21.0 million based upon the purchase price of the assets.

         In fiscal year 1998 the Company signed two agreements with Cisco Systems Capital Corporation and Cisco Systems, Inc. (together, "Cisco"), which name the Company as Cisco's preferred financing provider in the governmental and educational market segment, and in the domestic commercial market segment (excluding the high-risk/venture leasing segment). The agreements set forth certain obligations of the Company, including the obligation to hire and retain salesman specifically to provide service to Cisco, and certain administrative and remarketing obligations regarding transactions originated under the Cisco program. The agreements grant Cisco the right to remarket the equipment at its option, and the right to purchase all, but not less than all, of the Cisco equipment portfolio at a certain return. The agreements are subject to non-renewal and termination for several reasons, including non-performance by the Company. During fiscal year 1997, the Company originated a nominal amount of volume from the Cisco agreements.

In fiscal year 1998 the Company signed several exclusive teaming agreements with various federal government resellers, in anticipation of the acceptance of leasing terms and conditions by the General Services Administration on vendors "GSA Schedules". Under the teaming agreements, the Company will provide its leasing terms and conditions for inclusion on the vendor's GSA schedules in exchange for the first right of refusal to finance any lease transactions. During fiscal year 1997 the Company originated no volume from any of these agreements.

         The Company seeks to differentiate itself from its competitors by offering its customers asset management services and asset trading capabilities, which may be customized to meet the client's desires. The Company believes that its ability and willingness to personalize its relationships and customize its services to meet the specific financial and managerial needs of each customer enable it to compete effectively against larger equipment leasing and finance companies. The Company further believes that, by providing asset management services and asset trading capabilities as well as other services to its customers, it has a competitive advantage over smaller competitors which lack the resources and expertise to provide such services.

         The Company's asset trading activity involves the purchase and resale of previously owned information technology equipment. By offering asset trading capabilities, the Company is able to develop and maintain knowledge of current market trends and values which enables the Company to predict more accurately residual values when pricing leasing transactions, dispose efficiently of off-lease equipment and offer customers a way to dispose of or acquire previously owned information technology equipment. Asset management services, which are offered primarily to enhance customer service, is a general term used to describe the provision of asset inventory and tracking services, software and record keeping programs to customers. The asset management services provided by the Company allow the customers to better track their information technology assets. The asset management services include a software system maintained by the Company which generates reports and allows customers to dial up and receive information on a real time basis, thus better utilizing their assets.

         The Company's management team is led by Phillip G. Norton, Chairman, President, and Chief Executive Officer, Bruce M. Bowen, founder of the
Company, a director and Executive Vice President, Thomas B. Howard, Jr., Vice President and Executive Vice President and Chief Operating Officer of MLC Group (who joined the Company in January, 1997), Steven J. Mencarini, Senior Vice President and Chief Financial Officer (who joined the Company in June, 1997), and Kleyton L. Parkhurst, Director of Finance, Secretary and Treasurer, each of whom has extensive experience in the leasing and finance industries.

INDUSTRY OVERVIEW

         The Company believes that its market is undergoing rapid changes and expansion which present significant opportunities for growth. The primary structural changes in the market are the result of customer end-user, technology and vendor marketing trends.

         Customer End-Users -- Commercial. The equipment leasing industry in the United States is a significant factor in financing capital expenditures of businesses. According to research by the Equipment Leasing Association of America ("ELA"), using United States Department of Commerce data, approximately $151.4 billion of the $538.8 billion of business investment in equipment in 1995 was financed by means of leasing. The ELA estimates that 80% of all U.S. businesses use leasing or financing to acquire capital assets.

         Leasing enables a Company to obtain the equipment it needs, while preserving cash flow and receiving favorable accounting and tax treatment. Leasing, particularly through operating leases, also provides a lessee with greater flexibility than ownership in the event it outgrows the equipment or requires upgrades of its equipment to higher performance levels. As more customers become aware of the economic benefits of leasing, they often turn to independent leasing companies. Independent lessors, such as the Company, offer tailored financing and can deliver financing for mixed systems from different vendors.

         Management believes the fastest growing market segment of the leasing industry is information technology leasing. These assets include computers, telecommunication equipment, software, integration services and client server equipment. According to the ELA, computers and telecommunications equipment accounted for 26% of the assets leased in 1995.

         Customer End-Users -- Government. According to G2 Research, Inc., in 1994, of $328.6 billion in total information technology spending, $27.3 billion was spent by the federal government and $34.5 billion was spent by state and local governments, with the remainder spent by commercial customers. G2 Research, Inc. further estimated that this market segment will maintain a 10% growth rate through the year 2000 as governments convert to client server systems.

         As reported by G2 Research, Inc., state and local governments spent over $34 billion on information services and systems in 1994. The Company believes that state and local governments have realized that information technology can provide tremendous gains in productivity and a decrease in overall costs. However, state and local governments are increasingly limited by budgetary constraints in their efforts to acquire goods and services; therefore, leasing is more favorable since it allows the immediate use of the asset while the cost is incurred over the asset's useful life. Moreover, leasing may facilitate the timely acquisition of equipment when compared to the lengthy process and many levels of approval necessary for bond referendums. An additional obstacle facing state and local governments in the upcoming years is the shift in program responsibility from the federal government to the state and local governments. The Company believes that this shift will require more information technology investment by state and local governments.

         Technology Trends. A major trend toward using client server networks in corporate applications began in the late 1980s. This trend was driven by the proliferation of personal computers as personal computers changed from stand-alone units which accommodated one or two specialized functions to a multi-application unit and the development of networking applications that distribute computer power to the desktop. Client server computing provides an alternative to the highly centralized, mainframe and mini-computer systems that connect multiple terminals to a central processor and which were the mainstay of the computing world until this decade. The transition from the mainframe to the personal computer has enabled smaller corporations to utilize more extensively information technology and telecommunications equipment in the operation of their businesses. In addition, as technology increasingly changes, companies are more frequently acquiring and upgrading information technology and telecommunications equipment.

         The transition from the mainframe to the more complicated client server applications has also placed a premium on the efficient planning, tracking, procurement and disposal of each unit. The Gartner Group estimates that the average cost of a corporate customer acquiring, maintaining, supporting and disposing of the desktop asset is approximately $41,000 over a five-year period as compared to the average capital cost of each unit of $2,500. The above changes have increased the need for the specialized asset management services such as those provided by the Company because the procurement and management functions of many end-users are oriented to the acquisition of a high-priced, centralized unit and not to the management of numerous small-ticket items in multiple locations.

         Vendor Distribution and Marketing. As hardware manufacturers face increasing competition, many manufacturers have sought greater control over their installed equipment base, and have entered into joint ventures with third-party financing sources to provide captive financing services. Under these arrangements, the third party financing source (such as the Company) provide various levels of origination, administrative, servicing, and remarketing services, to complement or to replace a vendor's sales, marketing, administrative, or financing capabilities. The Company believes it has developed a vendor model which satisfies the new requirements of equipment vendors while providing an opportunity to earn a satisfactory return on the vendor's business. In addition, the Company can originate and control its own portfolio of non-vendor equipment leases using the vendor-program origination infrastructure, and such portfolio will remain the property of the Company and outside the scope of the vendor model.

STRATEGY

         Based on industry trends and the Company's historical results, the Company will continue to implement and improve upon a three-pronged strategy designed to increase its customer base by: (i) providing continuing superior customer service while marketing to middle market and select Fortune 1000 end-users of information technology equipment and assets; (ii) purchasing companies in key regional markets with pre-existing customer bases; and (iii) further developing vendor leasing programs. Through its marketing strategy, the Company emphasizes cross selling to the different groups of clients and attempts to reach the maximum number of potential end-users.

         While the Company is pursuing and intends to continue to pursue the forgoing strategies, there can be no assurance that the Company will be able to successfully implement such strategies. The Company's ability to implement these strategies may be limited by a number of factors.

         End-User Marketing Focus. The Company's target customers include middle market and select Fortune 1000 firms which are significant users of information technology and telecommunications equipment and other assets, which also may need other services provided by the Company, such as asset management. By targeting a potential customer base that is broader than just the Fortune 1000 companies, the Company believes that there is less competition from the larger equipment finance companies, as their marketing forces are typically more focused on Fortune 1000 customers. The ability to identify and establish customer relationships with such firms will be critical to the Company's strategy. There can be no assurance that the Company will be able to successfully locate such customers.

         Acquisition of Related Companies. The Company believes that significant opportunities to expand its target customer base in key regional markets can be realized through the acquisition of strategically selected companies in related lines of business. The Company's acquisition strategy will focus on acquiring new customers in the top 50 regional markets in the country. The Company believes that it can successfully acquire companies and maintain and expand customer relationships by providing acquired companies with a lower cost of capital, additional cross-selling opportunities and financial structuring expertise. In addition, the Company can provide the owners of privately-held companies with an opportunity to realize their Company's value. The Company believes that decentralized marketing and centralized operations, along with other operating synergies, will make it successful in lowering the operational costs while expanding the customer base of each firm it acquires. The ability to identify and acquire such firms on prices and terms that are attractive to the Company and which avoid dilution of earnings for existing stockholders is crucial to the successful implementation of this strategy. In addition, after consummating any acquisition, the Company must be able to successfully integrate the acquired business with the Company to achieve the cost savings and marketing benefits sought by the Company. There is, however, no assurance that the Company will be able to successfully acquire such companies, or, if acquired, successfully implement the foregoing strategy.

         The Company has entered into two non-binding proposal letters to acquire two value-added resellers ("VARs"). The mergers are subject to due diligence, acceptable documentation, and Company Board of Director approval. Compuventures of Pitt County, Inc. (d.b.a. "MicroAge of Greenville" and "MicroAge of Wilmington"), had revenues of approximately $15 million for the 12 months ended December 31, 1996. Compuventures has several locations in eastern North Carolina and serves primarily commercial and institutional customers. The second reseller had approximately $30 million in revenues for the 12 months ending March 31, 1997. There can be no assurance that these contemplated acquisitions, or any other acquisition opportunities which the Company may pursue, will be completed successfully.

         Vendor Focus. Over the last several years, major manufacturers of information technology and telecommunications equipment have moved away from providing financing to end-user customers through captive finance organizations and have increasingly joint ventured their equipment financing function to independent leasing companies and financing companies. From the perspective of the large end-user of information technology and telecommunications equipment, outsourcing equipment financing can simplify and centralize the financing of multiple products from different vendors, particularly as most captive finance organizations will service only their manufacturer's products. Through its participation in vendor marketing programs, the Company leverages its marketing efforts by utilizing the sales force of the vendor. The vendor's sales organization provides the Company access to an extensive and diversified end-user customer base while saving the Company the cost of establishing these independent customer relationships. The Company uses its relationships with these vendors and end-users to create new customer relationships to which other products and services of the Company can be marketed directly. The ability to successfully establish such vendor and end user relationships is essential to the successful implementation of this strategy. In fiscal year 1998, the Company entered into agreements with Cisco Systems Capital Corporation and Cisco

Systems, Inc. There can be, however, no assurance that the Company will be able to successfully establish such relationships, or that the relationships will produce anticipated volume, or that the Company will successfully establish relationships with other vendors.

LEASING, FINANCING AND SALES ACTIVITIES

         The Company is in the business of leasing and financing equipment and assets. Although the majority of the transactions are leases, the use of the phrase "lease," "leases," "leasing" or "financing" may refer to transactions involving: equipment leases; conditional sales contracts; installments purchase contracts; software and services contracts; municipal and federal government contracts; notes; operating leases; customer agreements; direct financial leases; receivables; factoring; tax exempt leases; true leases; leases with option to purchase; leases to purchase; vendor agreements; sales-type leases; leveraged leases; computer leases; capital leases; private label agreements; financing agreements; or energy management contracts.

         Business Development. The Company conducts its business development efforts through its marketing staff of both employees and independent representatives which includes 16 individuals located in nine regional offices and the Company's principal executive offices. The Company believes that one of its major strengths is its professional and dedicated sales organization and back office organization which gives it the ability to customize its programs to meet its customers' specific objectives.

         Products and Services. The information technology and communications equipment that the Company presently purchases for lease or re-sale includes:(i) personal computers; (ii) laser printers; (iii) telecommunication controllers; (iv) tape and disk products; (v) file servers; (vi) mainframe computers; and (vii) mid-range computers. The software and services financed by the Company include off-the-shelf products and applications, database products, utilities and specific application products.

         The manufacturers and vendors of the above assets include IBM, EMC Corporation, Hewlett-Packard Company, Toshiba, Cisco Systems, Inc., Digital Equipment Corporation, Gateway 2000, Inc., Compaq Computer Corporation, Microsoft Corporation, Amdahl Corporation, Dell Computer Corporation, HitachiData Systems Corporation, Sterling Software, Inc. and Systems & Computer Technology Corporation.

         The services and support provided by the Company include: (i) custom lease and financing payment streams and structures; (ii) asset sales and trade-ins; (iii) upgrade and add-on leasing and financing; (iv) renewal and re-marketing; (v) personalized invoicing; and (vi) asset management and reporting.

         Lease Terms and Conditions. Substantially all of the Company's lease transactions are net leases with a specified non-cancelable lease term. These noncancelable leases have a "hell-or-high-water" provision which requires the lessee to make all lease payments regardless of any lessee dissatisfaction with its equipment. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes.

         Re-marketing. In anticipation of the expiration of the initial term of a lease, the Company initiates the re-marketing process for the related equipment. The Company's goal is to maximize revenues by: (i) re-marketing the equipment in place either by (a) re-leasing it to the initial lessee, (b) renting on a month-to-month basis or (c) selling it to the initial lessee; (ii) selling or leasing the equipment to a different customer; or (iii) selling the equipment to equipment brokers or dealers. The results of the re-marketing process significantly impact the degree of profitability of a lease transaction. Procedures and obligations of the Company and its vendors with respect to re-marketing are defined through the Company's equipment purchase and re-marketing agreements with vendors. To assist the Company in its re-marketing efforts, the Company sometimes provides incentives to vendors and their sales personnel through payment of a re-marketing fee and a sharing of residual profits where appropriate.

         The re-marketing process is intended to enable the Company to recover its equity investment in the re-marketed equipment (i.e., the purchase price of the equipment, less the debt obtained to finance the purchase of such equipment) and enables the Company to receive additional proceeds.

         Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or re-sell equipment on a timely basis. Among the factors are general market conditions, regulatory changes, variations in the supply or cost of comparable equipment and technological improvements that lead to the risk of technological obsolescence. In particular, the computer and telecommunications industries have been characterized by significant and rapid technological advances. The equipment owned and leased by the Company is subject to rapid technological obsolescence, which is typical of information technology and telecommunications equipment. Furthermore, decreases in the manufacturer's pricing for equipment may adversely affect the market value of such equipment under lease. Changes in values or systems and components may require the Company to liquidate its inventory of certain products at significant markdowns and write down the residual value of its leased assets, which may result in substantial losses. Further, the value of a particular used piece of equipment may vary greatly depending upon its condition and the degree to which any custom configuration of the equipment must be altered before reuse.

         At the inception of each lease, the Company has historically estimated a residual value for the leased equipment based on the terms of the related lease and which will permit the transaction to be financed or sold by means of external, generally nonrecourse, sources. This estimate is approved by the Company's investment committee, which acts by a signature process instead of conducting formal meetings. A decrease in the market value of such equipment at a rate greater than the rate expected by the Company, whether due to rapid technological obsolescence or other factors, would adversely affect the residual values of such equipment. Consequently, there can be no assurance that the Company's estimated residual value for equipment will be realized.

PROCESS CONTROL AND ADMINISTRATIVE SYSTEMS

         The Company has developed and maintains an administration system and controls, featuring a series of checks and balances. The Company's system helps protect against entering into lease transactions that may have undesirable economics or unacceptable levels of risk, without impeding the flow of business activity or preventing its sales organization from being creative and responsive to the needs of vendors and customers.

         Due in part to the Company's strategy of focusing on a few equipment categories, the Company generally has extensive product knowledge, historical re-marketing information and experience. This knowledge assists the Company in setting and adjusting, on a timely basis, the residual values it assumes on each lease financing. Prior to the Company entering into any lease agreement, each transaction is evaluated based on the Company's pre-determined standards in each of the following areas:

         Residual Value. Residual value guidelines for the equipment leased by the Company are established and reviewed by the Company's investment committee, which also approves the residual value recorded for specific transactions. The investment committee typically acts by a signature process instead of conducting formal meetings. The investment committee also must approve the pricing, including residual values, for all transactions involving $100,000 or more in product value. The investment committee is composed of the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, and the Treasurer of the Company, and each person has various levels of signing and co-signing authorities.

         Structure Review. Every transaction is reviewed by the Director of Contracts, and if necessary, one or more of the following persons: the Chief Operating Officer, the Chief Executive Officer, the Executive Vice President, and/or the Treasurer. The reviews are made to ensure that the transaction meets the minimum profit expectations of the Company and that the risks associated with any unusual aspects of the lease have been determined and factored into the economic analysis.

         Documentation Review. Once the Company commits to a lease transaction, its contract administrators initiate a process of systematically preparing and gathering relevant lease information and lease documentation. The contract administrators are also responsible for monitoring the documentation through the Company's home office documentation and review process. Every transaction into which the Company enters is reviewed by the Director of Contracts of the Company and, if necessary, the Company's outside attorneys to identify any proposed lease modifications or other contractual provisions that may introduce risks in a transaction which the Company has not anticipated.

         Credit Review. Every transaction into which the Company enters is reviewed by the Treasurer and Chief Operating Officer of the Company to determine whether the lease payment stream can be financed on a nonrecourse basis, or must be financed through partial or total recourse borrowing, and that the financial condition of the lessee meets the Company's credit standards.

FINANCING

         The business in which the Company is engaged is a capital intensive business. The Company's business involves both the leasing and the financing of assets. The leasing business is characterized by ownership of the assets residing with the Company or its assigns. The financing business is characterized by the beneficial ownership of assets residing with the asset user or customer. Several different types of financing, each of which is described below, are important to the conduct of the Company's leasing and financing business.

         The typical lease transaction requires both nonrecourse debt and an equity investment by the Company at the time the equipment is purchased. The typical financing transaction is dependent upon the nonrecourse financing described below. The Company's equity investment in the typical lease transaction generally ranges between 5% and 20% of the equipment cost (but sometimes ranges as high as 35%). The balance of the equipment cost, or the nonrecourse debt portion, is typically financed with a lender on a nonrecourse basis to the Company. The Company's equity investment must come from: (i) equity investments from third parties (including MLC/GATX Limited Partnership I and MLC/CLC LLC); (ii) internally generated funds; (iii) the net proceeds of the sale of its securities; or (iv) recourse borrowings. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its growth is dependent, in part, on its ability to obtain each of the foregoing types of financing for both senior debt and equity investment.

         Information relating to the sources of each of such sources of financing for equipment acquisitions are as follows:

         Nonrecourse Financing. The credit standing of the Company's customers must be of such a quality as to allow the Company to finance most of its leasing or financing transactions on a nonrecourse basis. Under a nonrecourse loan, the Company borrows an amount equal to the committed lease payments under the financed lease, discounted at a fixed interest rate. The lender is entitled to receive the payments under the financed lease in repayment of the loan, and takes a security interest in the related equipment but has no recourse against the Company. The Company retains ownership of such equipment, subject to the lender's security interest. Interest rates under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee, the term of the lease and the amount of the loan. As of March 31, 1997, the Company had aggregate outstanding nonrecourse borrowings of approximately $19.7 million.

         The Company's objective is to enter into leasing or financing transactions with creditworthy customers whose credit standing will permit the Company to finance such leases with banks or other financial institutions on a nonrecourse basis to the Company. The Company's customers which do not have a credit rating of Baa or better generally are creditworthy non-rated companies that may be publicly or privately owned. The Company has had success in meeting this objective in the past, but there is no assurance that banks or other financial institutions will be willing or able to continue to finance the Company's lease transactions on a nonrecourse basis, that the Company will continue to be able to attract customers that meet the credit standards for nonrecourse financing required by the Company's financing sources or that those standards will not change in the future.

         The Company is not liable for the repayment of nonrecourse loans unless the Company breaches certain limited representations and warranties in the loan agreements. The lender assumes the credit risk of each such lease, and its only recourse, upon a default under a lease, is against the lessee and the equipment which is being leased thereunder.

         The Company's personnel in charge of the financing function are responsible for maintaining a diversified list of qualified nonrecourse debt sources so that the financing of transactions is not impaired by a lack of competitively-priced nonrecourse debt. The Company receives nonrecourse financing from many different sources, offering various terms and conditions. These debt sources include regional commercial banks, money-center banks, finance companies, insurance companies and financial intermediaries.

         Government Financing. The Company also originates tax-exempt state and local lease transactions in which the interest income is exempted from federal income taxes, and to some degree, certain state income taxes. The Company assigns its tax-exempt leases to institutional investors, banks and investment banks which can utilize tax-free income, and has a number of such entities which regularly purchase the transactions.

         Leasing Assignment Financing. Access to nonrecourse financing is also important to the Company's lease sales revenue and fee income. The Company enters into many transactions involving government leases which it immediately assigns, syndicates or sells, on a nonrecourse basis to third parties and books any gain from the transaction as sales or fee income.

         The Company may utilize the public debt securities market in the future to provide a portion of the nonrecourse debt it requires. The Company believes that its utilization of the public debt securities markets is likely to reduce the Company's effective interest cost for its nonrecourse debt and to provide for a more efficient financing arrangement, than is presently provided by its existing financing arrangements, to fund its nonrecourse borrowing requirements. See "Item 7, Management's Discussion and Analysis of Results of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

         Equity Joint Ventures. Through MLC/GATX Limited Partnership I and MLC/CLC LLC, the Company has formal joint venture arrangements with two institutional investors which provide the equity investment financing for certain of the Company's transactions. GATX, an unaffiliated Company which beneficially owns 90% of MLC/GATX Limited Partnership I, is a publicly listed Company with stockholders' equity in excess of $344 million, as of December 31, 1996. Cargill Leasing Corporation, an unaffiliated investor which owns 95% of MLC/CLC LLC, is affiliated with Cargill, Inc., a privately held business that was reported by Forbes Magazine to have 1995 earnings in excess of $900 million. These joint venture arrangements enable the Company to invest in a significantly greater portfolio of business than the Company's limited capital base would otherwise allow.

         MLC/GATX Limited Partnership I and MLC/CLC LLC provide the majority of the Company's equity investment from third parties as referenced above. During fiscal year 1995, the Company's investment in MLC/GATX Limited Partnership I increased due to the Company's capital contributions for its share of the partnership's equity investment in leased equipment and partnership expenses. For the year ending March 31, 1997, out of leased equipment sales of $21.6 million, MLC/GATX Limited Partnership I represented $3.5 million or 16.2% and MLC/CLC LLC represented $16.9 million or 78.2%. MLC/GATX Limited Partnership I and MLC/CLC LLC only purchase transactions from the Company.

         For fiscal year 1997, of the Company's total revenue, approximately 6.1% was attributable to sales of lease transactions to MLC/GATX Limited Partnership I, and approximately 30.1% was attributable to sales of lease transactions to MLC/CLC LLC. Transactions involving the use or placement of equity from these joint ventures require the consent of the relevant joint venture partner, and if financing from those sources were to be withheld or were to become unavailable, it would limit the amount of equity available to the Company and may have a material adverse effect upon the Company's business, financial condition and results of operations.

         Equity Capital and Internal Financing. Occasionally the Company finances leases and related equipment internally, rather than with financing provided by lenders. These internal lease financing typically occur in cases where the financed amounts, terms, collateral, or structures are not attractive to lenders, or where the credit rating of the lessee is not acceptable to lenders. The Company also temporarily finances selected leases internally, generally for less than 90 days, until permanent outside nonrecourse financing is obtained.

         Recourse Financing. Bank Lines of Credit. The Company relies on recourse borrowing in the form of revolving lines of credit for working capital to acquire equipment to be resold in its trading operation and to acquire equipment for leases and, to a lesser extent, the Company uses recourse financing for long term financing of leases. As of March 31, 1997, the Company's available credit under its short-term, recourse facility with First Union National Bank of Virginia, N.A. (the "First Union Facility") totaled $5,000,000, and no amounts were outstanding as of March 31, 1997. Borrowing under the First Union Facility was available through July 30, 1997, with repayments due 90 days after borrowing, however, on June 10, 1997, the Company terminated the First Union Facility. Borrowings under the First Union Facility bore interest at LIBOR plus 275 basis points.

         As of March 31, 1997, the Company had aggregate outstanding long-term recourse borrowings of $268,744 from various lenders, primarily for the long term financing of leases.

         The Company previously had a $2,000,000 facility with NationsBank, N.A. which it allowed to expire on December 1, 1996.

         On June 5, 1997, the Company entered into a $15,000,000 committed recourse line of credit with CoreStates Bank, N.A. (the "CoreStates Facility") Borrowings under the CoreStates Facility, which is available through June 5, 1998, bear interest at LIBOR + 110 basis points, or, at the Company's option, Prime minus one percent. On June 10, 1997, the Company terminated its First Union Facility, repaid all amounts outstanding, and made its first borrowing under the CoreStates Facility in the amount of $7,500,000. The CoreStates Facility is made to MLC Group, Inc. and guaranteed by MLC Holdings, Inc. The CoreStates Facility is secured by certain of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment.
The availability of the line is subject to a borrowing base which consists of inventory, receivables, purchased assets, and leases.

         Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

         Partial Recourse Borrowing Facilities. On March 12, 1997, the Company finalized and executed documents establishing a $10,000,000 credit facility agreement (the "Heller Facility"), with Heller Financial, Inc. ("Heller"), a Delaware corporation. Under the terms of the Heller Facility, a maximum amount of Ten Million Dollars ($10,000,000) is available to the Company, provided, that each draw is subject to the approval of Heller. The Heller Facility is evidenced by a Loan and Security Agreement dated as of January 31, 1997 (the "Loan Agreement") and a First Amendment to Loan and Security Agreement (the "Amendment") dated as of March 12, 1997 (although the Loan Agreement is dated effective January 31, 1997, all documents were executed concurrently in March,
1997). The primary purpose of the Heller Facility is for the permanent fixed-rate discounting of rents for commercial leases of information technology assets with the Company's middle-market customers. As of March 31, 1997, no advances under the Heller Facility had been made, however, on April 25, 1997, a loan of $943,642 was advanced to the Company. No other advances have been made through June 23, 1997. Each advance under the facility will bear interest at an annual rate equal to the sum of the weekly average U.S. Treasury Constant Maturities for a Treasury Note having approximately an equal term as the weighted average term of the contracts subject to the advance, plus an index ranging from 1.75% to 3.00%, depending on the amount of the advance and the credit rating (if any) of the lessee. The Heller Facility contains a number of covenants binding on the Company and is a limited recourse facility, secured by a first-priority lien in the contracts and chattel paper relating to each advance, the equipment subject to such contracts, a 10% cross-collateralized first loss guarantee, and all books, records and proceeds pertaining thereto. The Heller Facility is made to MLC Group, Inc. and guaranteed by MLC Holdings, Inc. As compared to a committed line of credit, lending under the Heller Facility is in Heller's sole discretion, and is further subject to MLC Group's compliance with certain conditions and procedures. Under the Heller Facility, upon not less than sixty (60) days' prior notice, either Heller or the Company may notify the other of its intention not to seek/provide any further financing thereunder.

DEFAULT AND LOSS EXPERIENCE

         From the organization of the Company in 1990 through March 31, 1997, the Company has not taken any write-offs due to credit losses with respect to lease transactions financed by the Company though no assurance can be given about what the Company's future credit loss experience will be. The Company implemented a credit rating system during the quarter ended March 31, 1997, and created a reserve for credit losses in the amount of $66,000 relating to its lease and accounts receivables.

COMPETITION

         The Company competes in the information technology and telecommunications equipment leasing and financing market with bank-affiliated lessors, captive lessors and other independent leasing or financing companies. The Company's product and market focus often limits direct competition with many of these types of companies. Bank affiliated lessors typically do not directly compete in the operating lease segment of the leasing industry. Captive leasing companies, such as IBM Credit Corporation, typically finance only their parent Company's products. The Company competes directly with various independent leasing companies, such as El Camino Resources, Ltd., Comdisco, Inc., and Leasing Solutions, Inc. Many of the Company's competitors have substantially greater resources and capital and longer operating histories.

         The Company believes it competes on the basis of price, responsiveness to customer needs, flexibility in structuring lease transactions, relationships with its vendors and knowledge of its vendors' products. The Company has found it most effective to compete on the basis of providing a high level of customer service and by structuring custom relationships with vendors and lease transactions that meet the needs of its vendors and customers. Other important elements that affect the Company's competitiveness are the high degree of knowledge and competence of its key employees, specifically relating to information technology and telecommunications equipment and operating lease financing. Many of the Company's competitors are well established and have substantially greater financial, marketing, technical and sales support than the Company.

EMPLOYEES

         As of March 31, 1997, the Company had 47 full time employees and seven part time employees. Of these, 37 worked in the Company's principal executive offices and the remaining 17 worked in the various regional offices of the Company. Regional offices are generally staffed with one or more account representatives who have daily contact with lessees and vendors.

         The Company has assigned its employees to the following functional areas, with the number of employees in each area indicated in parentheses: administrative (1); sales and marketing (16); asset management (9); buy/sell
(7); accounting (8); executive (3); finance (3); and operations (7).

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

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in leased space of 4,517 square feet at 11150 Sunset Hills Road, Suite 110, Reston, Virginia 20190-5321. The Company also leases office space for its regional offices in Philadelphia, Pennsylvania; Dallas, Texas; Stamford, Connecticut; Sacramento, California; Raleigh, North Carolina; Atlanta, Georgia; and San Diego, California. As of March 31, 1997, the aggregate monthly rent under all of the Company's office leases was approximately $12,000. The Company has an aggregate of approximately 9,147 square feet of office space under lease with an average remaining lease term of two years. During June 1997, the Company expanded its principal executive offices to include an additional 1,228 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings, and is not aware of any pending or threatened legal proceedings that would have a material adverse effect upon the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's Common Stock has traded on the Nasdaq National Market since November 20, 1996 under the symbol "MLCH." The following table sets forth the range of high and low closing sale prices for the Common Stock for the period November 20, 1996 through March 31, 1997, by quarter.

                                   High         Low
                                   ----------------
December 31, 1996*                 $10.25     $8.75

March 31, 1997                      14.50      9.38


*  For the period November 20, 1996 through December 31, 1996.

         On June 12, 1997 the last sale price of the Common Stock was $13.00 per share. On June 12, 1997, there were 19 shareholders of record of the Company's Common Stock.

DIVIDENDS

         The Company has never paid a cash dividend to stockholders and the current policy of the Company's Board of Directors is to retain the earnings of the Company for use in the business. In addition, the CoreStates Facility prohibits the Company from paying any dividends. Therefore, the payment of cash dividends on the Common Stock is unlikely in the foreseeable future. Any future determination concerning the payment of dividends will depend upon the elimination of these restrictions and the absence of similar restrictions in other agreements to which the Company is a party, the Company's financial condition, the Company's results of operations and any other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and the information included under "Item 7, Management's Discussion and Analysis of Results of Financial Condition and Results of Operation" and "Item 1, Business."

                                                                            Year Ended March 31,
                                                  -----------------------------------------------------------------------
Statements of Earnings                          1993              1994             1995               1996              1997
                                                ----              ----             ----               ----              ----
                                                                (Dollars in thousands except per share data)
Revenue:

     Sales of equipment                         $ 24,357         $ 18,737         $ 26,940          $ 18,524          $ 21,683
     Sales of leased equipment                        --            5,940            9,958            16,318            21,634
     Leased revenues                               1,219            1,577            2,968             6,009            10,345
     Net margin on sales-type
         leases                                      193              380              277                86                --
     Fee and other income                            694              979              676             1,863             2,485
                                                  ------           ------          -------           -------           -------

      Total revenues                              26,463           27,613           40,819            42,800            56,147
                                                  ------           ------          -------           -------           -------

Costs and Expenses:
     Cost of sales                                22,750           23,155           34,353            31,202            40,104
     Direct lease costs                              140              344              841             2,863             5,198
     Professional and other fees                     770              595              633               687               534
     Salaries and benefits                         1,403            1,734            2,631             2,962             3,653
     General and administrative expenses             526              994              759             1,018             1,236
     Interest and financing costs                    251              411              990             1,577             1,581
                                                  ------           ------          -------           -------           -------

      Total costs and expenses                    25,840           27,233           40,207            40,309            52,306
                                                  ------           ------          -------           -------           -------

Earnings Before Provision for
     Income Taxes                                    623              380              612             2,491             3,841
Provision for Income Taxes                           185               59              198               881             1,360
                                                  ------           ------          -------           -------           -------

Net Earnings                                       $ 438            $ 321          $   414           $ 1,610           $ 2,481
                                                  ======           ======          =======           =======           =======

Net Earnings per Common Share                     $ 0.11           $ 0.08           $ 0.10            $ 0.40            $ 0.56
                                                  ======           ======          =======           =======           =======
Shares Used in Computing per
Share Amounts                                  4,000,000        4,000,000        4,000,000         4,000,000         4,406,427

                                                                             As of March 31,
                                              --------------------------------------------------------------------------
 Balance Sheets                                    1993           1994            1995           1996           1997
                                                   ----           ----            ----           ----           ----
                                                                          (Dollars in Thousands)
 Assets:

      Cash and cash equivalents                     $ 106          $ 929          $ 253          $ 358         $ 6,048
      Accounts receivable                             465            964          2,138          1,273           5,184
      Notes receivable                                 34             87             37             92           2,154
      Inventories                                     456            231            138             86             184
      Refundable income taxes                          --             13             49             --              --
      Investment in direct financing and
      sales-type leases -- net                      2,577         10,146         12,124         16,273          17,473
      Investment in operating lease
      equipment -- net                              2,104            164          1,874         10,220          11,065
      Other Assets                                     40            334            548          1,178             605
      All other assets                                 82            370            320            356             346
                                                  -------       --------       --------       --------        --------

 Total Assets                                     $ 5,864       $ 13,238       $ 17,481       $ 29,836        $ 43,059
                                                  =======       ========       ========       ========        ========

 Liabilities:
      Accounts payable - equipment                $ 2,107        $ 1,091        $ 3,014        $ 4,973         $ 4,947
      Accounts payable - trade                        113            466            395            605             561
      Salaries and commissions payable                122            131            118             62             472
      Recourse notes payable                          634          2,144          1,815          1,285             269
      Nonrecourse notes payable                     1,917          8,116         10,162         18,351          19,705
      All other liabilities                           441            439            713          1,685           3,136
                                                  -------       --------       --------       --------        --------
      Total Liabilities                             5,334         12,387         16,217         26,961          29,090
                                                  -------       --------       --------       --------        --------

      Total Stockholders' Equity                      530            851          1,264          2,875          13,969
                                                  -------       --------       --------       --------        --------

 Total Liabilities &
 Stockholders' Equity                             $ 5,864       $ 13,238       $ 17,481       $ 29,836        $ 43,059
                                                  =======       ========       ========       ========        ========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

   The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this report.

   Certain statements contained herein are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's services, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

REVENUE RECOGNITION AND LEASE ACCOUNTING

        The Company's principal line of business is the leasing, financing and sale of equipment. The manner in which these lease finance transactions are characterized and reported for accounting purposes has a major impact upon the Company's reported revenue, net earnings and the resulting financial measures. Lease accounting methods significant to the Company's business are discussed below.

        The Company classifies its lease transactions, as required by the Statement of Financial Accounting Standards No. 13, Accounting for Leases ("FASB No. 13") as: (i) direct financing; (ii) sales-type; or (iii) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

        For financial statement purposes, the Company includes revenue from all three classifications in lease revenues, and costs related to these leases in direct lease costs.

        Direct Financing and Sales-Type Leases. Direct financing and sales-type leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing or sales-type lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the customer by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at inception of the lease.

        Direct finance leases are recorded as investment in direct finance leases upon acceptance of the equipment by the customer. At the inception of the lease, unearned lease income is recorded which represents the amount by which the gross lease payments receivable plus the estimated residual value of the equipment exceeds the equipment cost. Unearned lease income is recognized, using the interest method, as lease revenue over the lease term.

        Sales-type leases include a dealer profit (or loss) which is recorded by the lessor at the inception of the lease. The dealer's profit (or loss) represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. The equipment subject to such leases may be obtained in the secondary marketplace, but most frequently is the result of releasing the Company's own portfolio. This profit (or loss) which is recognized at lease inception, is included in net margin on sales-type leases. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included as part of the Company's lease revenue.

        Operating Leases. All leases that do not meet the criteria to be classified as direct financing or sales-type leases are accounted for as operating leases. Rental amounts are accrued evenly over the lease term and are recognized as lease revenue. The Company's cost of the leased equipment is recorded on the balance sheet as investment in operating lease equipment and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue, depreciation expense and resultant profit for operating leases are recorded evenly over the life of the lease.

        As a result of these three classifications of lease for accounting purposes, the revenues resulting from the "mix" of lease classifications during an accounting period will affect the profit margin percentage for such period with such profit margin percentage generally increasing as revenues from direct financing and sales-type leases increase. Should a lease be financed, the interest expense declines over the term of the financing as the principal is reduced.

        Residual Values. Residual values represent the Company's estimated value of the equipment at the end of the initial lease term. The residual values for direct financing and sales-type leases are recorded in investment in direct financing and sales-type leases, on a net present value basis. The residual values for operating leases are included in the leased equipment's net book value and are recorded in investment in operating lease equipment. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and are recorded in investment in operating lease equipment, depending upon several factors, including the equipment type, manufacturer's discount, market conditions and the term of the lease.

        The Company evaluates residual values on an ongoing basis and records any required changes in accordance with FASB No. 13. Residual values are affected by equipment supply and demand and by new product announcements and price changes by manufacturers. In accordance with generally accepted accounting principles, residual values can only be adjusted downward.

        The Company seeks to realize the estimated residual value at lease termination through: (i) renewal or extension of the original lease; (ii) sale of the equipment either to the lessee or the secondary market; or (iii) lease of the equipment to a new user. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in sales revenues and cost of sales when title is transferred to the buyer. The proceeds from any subsequent lease are accounted for as lease revenues at the time such transaction is entered into.

        Initial Direct Costs. Initial direct costs related to the origination of sales-type, direct finance or operating leases, are capitalized and recorded as part of the investment in direct financing and sales-type leases, net or as operating lease equipment, net and are amortized over the lease term.

        Sales.  Sales revenue includes the following types of transactions:
(i)equipment sales to customers involve the sale to customers of new and/or used equipment that is not subject to any type of lease; (ii) leased equipment sales to investors relate to equipment being leased for which the Company is the lessor, and the transfer of any financing related to the specific lease or equipment; and (iii) sales of equipment which was previously leased involve sales of equipment which the Company was the lessor whether to the original lessee or to a new user.

        Other Sources of Revenue. Fee and other income results from (i) income events that occur after the initial sale of a financial asset such as escrow/prepayment income, (ii) remarketing fees, (iii) brokerage fees earned for the placement of financing transactions and (iv) interest and other miscellaneous income. These revenues are included in fee and other income on the Company's statement of earnings.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED MARCH 31, 1997

REVENUES

        In fiscal year 1995, total revenues increased $13.2 million or 47.8%, from $27.6 million in fiscal year 1994 to $40.8 million. In fiscal year 1996, total revenues increased $2 million, or 4.9% from fiscal year 1995, to $42.8 million. In fiscal year 1997, total revenues increased $13.3 million or 31.2% from fiscal year 1996, to $56.1 million.

        In fiscal year 1995, lease revenue increased $1.4 million, or 88.2%, from $1.6 million in fiscal year 1994 to $3 million. In fiscal year 1996, lease revenue increased $3 million, or 102.5%, to $6 million. In fiscal year
1997, lease revenue increased $4.3 million, or 72.2 %, to $10.3 million. The increases are attributable to the increase of operating leases and direct financing leases originated or acquired by the Company during the periods, and the increases should continue to correspond with the level of lease activity originated or acquired by the Company.

        Sales revenue increased 49.5% from $24.7 million in fiscal year 1994 to $36.9 million in fiscal year 1995 as a result of a 43.1% increase in equipment sales from $18.8 million to $26.9 million and a 69.5% increase in leased equipment sales from $5.9 million to $10 million. Sales revenues declined 5.6% in fiscal year 1996 to $34.8 million as a result of a 31.2% decline in equipment sales to $18.5 million partially offset by a 63.9% increase in leased equipment sales to $16.3 million, leased equipment sales to MLC/GATX Limited Partnership I was $13.1 million of the total $16.3 million. The decline in sales revenues in fiscal year 1996 is attributable to the Company's focus on higher margin transactions rather than on volume. Sales revenue increased 24.3%, or $8.5 million, in fiscal year 1997, to $43.3 million as a result of a 17.1% increase in sales of equipment from $18.5 to $21.7 million and a 32.6% increase in the sale of leased equipment from $16.3 to $21.6 million. Of the $21.6 million in sale of leased equipment, $16.9 million was sale of leased equipment to MLC/CLC LLC. As leasing volume grows, leased equipment sales are expected to grow as well.

        Net margin on sales-type lease revenue decreased $103,758, or 27.3%, from $380,446 in fiscal year 1994 to $276,688 in fiscal year 1995, and $191,098, or 69.1%, to $85,590 in fiscal year 1996 as a result of a decrease in the origination of leases qualifying as sales-type leases. In fiscal year 1997, no revenues were recorded as sales-type lease revenues due to no leases qualifying as sales-type leases, and the Company expects this to continue.

        Fee and Other Income. Fee and other income totaled $979,451 in fiscal year 1994 which consisted of several significant transactions including $298,500 from a fee relating to the brokerage of a municipal lease transaction and $155,000 from the settlement of a dispute. Fee and other income decreased $302,714, or 30.9%, from $979,451 in fiscal year 1994 to $676,737 in fiscal year
1995 and increased $1.2 million, or 175.6% to $1.9 million in fiscal year 1996. Fees earned in fiscal year 1996 included $440,570 from the financing of federal lease transactions and $327,627 from the brokerage of various municipal leases of lottery equipment. Fees and other income increased $620,638, or 33.3% to $2.5 million in fiscal year 1997. Fees earned in fiscal year 1997 included a one time fee of $250,000 for providing advisory services to a company which is in part owned by one of the Company's outside directors. The increase in fee and other income is attributable to higher levels of interest income, remarketing fees, earnings from a prepay escrow fee, and higher levels of management fee income earned from the equity joint ventures with Cargill and GATX, as compared to the same periods of 1996. The Company expects that fee and other income will vary considerably due to the uncertainty of completion and the timing of specific transactions. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation -- Fluctuations in Quarterly Operating Results."

EXPENSES

        Cost of Sales. Cost of sales increased $11.2 million or 48.4% from $23.2 million in fiscal year 1994 to $34.4 million in fiscal year 1995, decreased $3.2 million or 9.2% to $31.2 million in fiscal year 1996, and increased $8.9 million, or 28.5% to $40.1 million in fiscal year 1997. The increases in fiscal years 1995 and 1997 and the decrease in fiscal year 1996 relate directly to the volume of sales in each of those years.

        Depreciation and Operating Leases. Depreciation increased $398,576, or 295.4%, from $134,943 in fiscal year 1994 to $533,519 in fiscal year 1995, increased $1.5 million, or 286%, to $2.1 million in fiscal year 1996, and increased $1.4 million, or 67% to $3.5 million for fiscal year 1997. The increase in depreciation for all years is due to the increased level of operating leases originated and acquired by the Company and increases in the Company's operating lease assets over the three-year period.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $698,764, or 21.1%, from $3.3 million in fiscal year 1994 to $4 million in fiscal year 1995, and increased $645,295, or 16%, to $4.7 million in fiscal year 1996. Selling, general, and administrative expenses increased $756,401, or 16.2% to $5.4 million in fiscal year 1997. The increases during the three-year period are due primarily to increased level of business and selling activity.

        Interest Expense. Interest and other financing expenses increased $578,921, or 140.7%, from $411,392 in fiscal year 1994 to $990,313 in fiscal year 1995, increased $586,049 or 59.2%, to $1.6 million in fiscal year 1996, and increased $4,668, or 0.3% to $1.6 million in fiscal year 1997. The increase in interest expense during the periods resulted from the Company's increased level of leasing and business activity, including an increase in recourse and nonrecourse debt from $10.3 million in fiscal year 1994 to $12 million in fiscal year 1995 to $19.6 million in fiscal year 1996 to $20 million in fiscal year 1997. The proceeds of the initial public offering in November and December, 1996 reduced the short-term borrowings of the Company and resulted in a smaller increase in interest expense. The weighted average interest rate for the Company's nonrecourse debt outstanding as of March 31, 1996 and March 31, 1997 was 7.8%.

        Income Taxes. The provision for taxes was 15.6% and 32.4% of earnings before income taxes for the fiscal years 1994 and 1995 respectively. The provision for taxes for fiscal years 1996 and 1997 was 35.4%. The lower rate in fiscal year 1994 is attributable to a higher percentage of nontaxable items and lower percentage of nondeductible items in relation to earnings before taxes for that year.

        Net Earnings. On a consolidated basis, net earnings and net earnings per share increased in each of the fiscal years 1995, 1996, and 1997. Net earnings increased $93,022, or 29%, from $320,533 in fiscal year 1994 to $413,555 in fiscal year 1995. From fiscal year 1995 to fiscal year 1996, net earnings increased $1.2 million, or 288.9%, to $1.6 million, from fiscal year 1996 to fiscal year 1997 net earnings increased $870,177, or 54% to $2.5 million. The increases result from the fluctuation in revenues and expenses discussed in the above paragraphs.

        Management of Interest Rate Expense. The Company manages interest rate expense by pricing its transactions based upon the market rates at the time of the transaction. Most transactions are funded with matching term debt thereby locking in the interest costs to match the cash flows from the lease over its term.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

        The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, differences between estimated residual values and actual amounts realized related to the equipment the Company leases. Quarterly operating results could also fluctuate as a result of the sale by the Company of equipment in its lease portfolio prior to the expiration of the lease term to the lessee or to a third party. Such sales of leased equipment prior to the expiration of the lease term may have the effect of increasing revenues and net earnings during the quarter in which the sale occurs, and reducing revenues and net earnings otherwise expected in subsequent quarters.

FINANCIAL CONDITION

        During fiscal year 1995, the Company obtained an additional $3 million line of credit facility which gave the Company total lines of credit facilities of $5 million. As a result of fiscal year 1995 net earnings of $414,000 stockholders' equity increased to $1.3 million at March 31, 1995.

        During fiscal year 1996, the Company replaced its $3 million bank facility with the First Union Facility, a $5 million line of credit facility. In fiscal year 1996, the Company also entered into an equity joint venture with Cargill Leasing Corporation, a transaction which positioned the Company to compete more effectively in the growing area of personal computer and network leasing. See "Item 1, Business -- Financing." As a result of fiscal year 1996 net earnings of $1.6 million, stockholders' equity increased to $2.9 million at March 31, 1996.

        During fiscal year 1997, the Company entered into a $10 million partial-recourse lease warehouse facility with Heller. In fiscal year 1997, the Company also completed its initial public offering of 1,150,000 shares of common stock at a price of $8.75 per share. Net of expenses and underwriter's discount, the initial public offering increased the Company's paid-in capital by $8.6 million, which combined with fiscal year 1997 net earnings of $2.5 million increased stockholders' equity to $14 million at March 31, 1997.

        During the three year period ended March 31, 1997, the Company improved its financial condition and available financial resources in the following ways:(i) available lines of credit increased from $2 million to $5 million;
(ii)stockholders' equity increased from $850,744 to $14 million; and (iii) the Company entered into one equity joint venture which substantially increased its ability to finance its lease transactions, and iv) an available partial-recourse credit facility increased from $0 to $10 million. All of the above factors have allowed the Company to be able to support the higher levels of sales and leasing activity reflected in its financial statements.

        As part of its ongoing business activity, the Company generates new equipment leases and also engages in leased equipment sales. From fiscal year 1995 to fiscal year 1996 the minimum lease payments for direct financing and sales type leases increased from $13.7 million to $18.2 million, or 33.2%. From fiscal year 1996 to fiscal year 1997 the minimum lease payments for direct financing and sales type leases increased from $18.2 million to $18.7 million, or 3.0%. The future minimum lease payments fluctuate, depending on sales and new lease activity from year to year and quarter to quarter, making it impractical to accurately trend the minimum lease payments. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation -- Fluctuations in Quarterly Operating Results."

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flow. The Company generated cash flow from operations of $1.2 million during the twelve month period ended March 31, 1997, which was lower than same-period net income of $2.5 million as a result of increases in accounts receivable of $3.9 million (mostly due to increases in lease receivables for equipment which has been paid for but not yet booked as a lease), notes receivable of $2.1 million, (due to amounts owed by MLC/CLC LLC for unfunded equity sales made at year-end), and Payments from Lessees Directly to Lenders of $1.6 million, and other non-cash items of $78,849. Non-cash expenses which increased cash flow included Depreciation and Amortization of $3.6 million (due to an increase in the amount of operating lease assets held during the year and amortization of indirect costs), increases in Income Taxes Payable of $924,255, Salaries & Commissions Payable of $410,348, increases in accrued expenses and other liabilities of $680,583 (primarily due to an increase in cash held for others), the net loss on sale of off-lease operating lease equipment of $83,754, ($299,000 of the losses included in this net figure was a result of the early termination of a number of operating leases with one customer where the Company received a termination fee which was in excess of the non-cash adjustment, resulting in positive net fee income for the transaction as a whole) and increases in other assets and liabilities of $724,136.

        Investing activities, which are primarily related to investments in equipment under lease, used $26.5 million during the twelve month period. Financing activities in the twelve month period generated $30.9 million which included $26.8 million from the Company's new borrowings of non-recourse debt, $221 thousand from new recourse borrowings, and $8.6 million cash proceeds from the Company's initial public offering and the proceeds from the fully-subscribed overallottment. The cash raised was offset by repayment of recourse and non-recourse borrowings aggregating $3.3 million), repayment of $1.1 million to its lines of credit, and the termination and repayment of loans from stockholders of $275 thousand. The net result of the above activity for the twelve month period was an increase in cash and cash equivalents of $5.7 million.

        Cash Flow from Borrowings. To date, the financing necessary to support the Company's leasing and financing activities has been provided principally from nonrecourse borrowings, and to a lesser extent, recourse borrowings. The Company anticipates that future leasing and financing activities will be financed in a similar manner, as well as cash flow from operations.

        Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries.

        In order to take advantage of the most favorable long-term financing arrangements available to it, the Company often finances equipment purchases and the related leases on an interim basis with short-term, recourse debt, and accumulates such leases until it has a sufficient transaction size (either with a single lessee or a portfolio of lessees) to warrant obtaining long-term financing for such leases either through nonrecourse borrowings or a sale transaction. Such interim financing is usually obtained through the Company's revolving line of credit (such as the CoreStates Facility) or partial-recourse warehouse lines (such as the Heller Facility) The Company's maximum available credit under such lines of credit totaled $15 million as of March 31, 1997. As of June 5, 1997, the Company's available credit under such lines was increased to $25 million with the replacement of the First Union Facility by the CoreStates Facility. See "Item 1, Business -- Financing".

        Borrowings under the lines of credit are generally secured by lease receivables and the underlying equipment financed under the facility. At March 31, 1997, there were no balances outstanding under the Company's lines of credit, however, as of June 23, 1997, there was $7,500,000 outstanding under the CoreStates Facility and $890,814 outstanding under the Heller Facility. The agreements for the lines of credit contain covenants regarding leverage (a maximum debt to net worth ratio of 6.5 to 1.0 and a minimum consolidated tangible net worth of $9,000,000 as well as interest coverage, minimum net worth and profitability and a limitation on the payment of dividends). At March 31, 1997, the Company had a recourse liabilities to equity ratio of 0.67 to 1.0.

        In July, 1996, the Company entered into the NationsBanc Leasing Facility, under which NationsBanc Leasing Corporation may lend up to $2 million in various notes of terms of up to 60 months. The facility expired January 31, 1997, and the Company made no borrowings under the facility.

        On June 5, 1997, the Company entered into the CoreStates Facility, a $15 million committed recourse line of credit with CoreStates Bank, N.A. Borrowings under the CoreStates Facility, which is available through June 5, 1998, bear interest at LIBOR + 110 basis points, or, at the Company's option, Prime minus one percent. On June 10, 1997, the Company terminated its First Union Facility and drew down $7.5 million on the CoreState Facility. The line of credit is made to MLC Group, Inc. and guaranteed by MLC Holdings, Inc.

        Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

        Partial Recourse Borrowing Facilities. On March 12, 1997, the Company established the Heller Facility, a $10,000,000 credit facility agreement, with Heller. Under the terms of the Heller Facility, a maximum amount of $10 million is available to the Company, provided, that each draw is subject to the approval of Heller. As of March 31, 1997, no advances under the Heller
Facility have been made, however, on April 28, 1997, a loan of $943,642 was advanced to the Company. No other advances have been made through June 23, 1997(See "Item 1 - Business --- Financing --- Partial Recourse Borrowing Facilities")

        The Company repaid loans to two stockholders in the amount of $275,000 from the proceeds of the initial public offering.

        Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings.

        Non Recourse Borrowing. The Company's nonrecourse debt financing activities typically provide a significant portion of the purchase price of the equipment purchased by the Company for lease to its customers. The balance of the purchase price (the Company's equity investment in equipment), is financed from a variety of sources. See "Item 1, Business -- Financing." Although the Company believes that the credit quality of its lessees will continue to allow it to obtain such debt financing, no assurances can be given that such financing will be available at acceptable terms or at all.

ADEQUACY OF CAPITAL RESOURCES

        The Company's current lines of credit, if maintained, and its expected access to the public and private debt securities markets (including financings for its equity investment in leases) and its estimated cash flow from operations are anticipated to provide adequate capital to fund the Company's operations, including acquisitions and financings under its relationships with vendors, for at least the next 12 months. Although no assurances can be given, the Company expects to be able to maintain, renew, or replace its existing short-term lines of credit and to continue to have access to the public and private securities markets, both for debt and for equity financings.

NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board issued FASB No. 128, "Earnings Per Share" in February 1997. This standard will be effective for the Company beginning in fiscal year 1998. The pro forma effect of adopting this standard has no impact on the earnings per share calculation for the years ended March 31, 1995, 1996 and 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See accompanying Table of Contents to Financial Statements and Schedule on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

        Except as set forth below, the information required by Items 10, 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

        The following table sets forth the name, age and position with the Company of each person who is an executive officer, director or significant employee.

Name                      Age*       Position                                         Class
----                      ----       --------                                         -----
Phillip G. Norton........ 53       Chairman of the Board,
                                   President, and Chief
                                   Executive Officer                                   III
Thomas B. Howard..........50       Vice President; Executive Vice President,
                                   and Chief Operating Officer of MLC Group
Bruce M. Bowen .......... 45       Director and Executive Vice
                                   President                                           III
Steven J. Mencarini       41       Senior Vice President,
                                   and Chief Financial Officer
Jonathan J. Ledecky...... 39       Director                                            I
Terrence O'Donnell....... 52       Director                                            II
Carl J. Rickertsen....... 36       Director                                            II
Kleyton L. Parkhurst......34       Secretary and Treasurer
Barbara J. Simmonds...... 37       Vice President and Controller
Kevin M. Norton.......... 41       Vice President of Brokerage
                                   Operations
William J. Slaton........ 49       Vice President of Marketing
Thomas K. McNamara....... 52       Vice President

*Age as of June 30, 1997.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1)  Financial Statements


        (a)(2)  Financial Statement Schedule


        (b)     Reports on Form 8-K

        The Company filed one report on Form 8-K during the last quarter of the period covered by this report. This Form 8-K was filed with the Securities and Exchange Commission on March 28, 1997, and reported the Heller Facility (discussed herein) under Item 5 ("Other Business"). No financial statements were filed with this Form 8-K.

        (c)     Exhibits.


EXHIBIT INDEX

Exhibit                                                                                               Sequential
Number           Description                                                                          Page Number
-----------------------------------------------------------------------------------------------------------------
 3.1(1)           Certificate of Incorporation of Registrant,
                  as currently in effect

 3.2(1)           Bylaws of Registrant

 4.1(1)           Specimen Certificate of Common Stock of the Company

*10.1(1)          1996 Stock Incentive Plan

*10.2(1)          1996 Outside Director Stock Option Plan

*10.3(1) 1996 Nonqualified Stock Option Plan and form of agreement thereunder

*10.4(1) 1996 Incentive Stock Option Plan and form of agreement thereunder

 10.5(1) Form of Indemnification Agreement entered into between Registrant and its directors and officers

 10.6(1) Lease dated July 14, 1993 for principal executive office located in Reston, Virginia, together with amendment thereto dated March 18, 1996

*10.7(1)          Form of Employment Agreement between the Registrant and
                  Phillip G. Norton

*10.8(1)          Form of Employment Agreement between the Registrant and
                  Bruce M. Bowen

*10.9(1)          Form of Employment Agreement between the Registrant and
                  William J. Slaton

*10.10(1)         Form of Employment Agreement between the Registrant and Kleyton L.
                  Parkhurst


 10.11(1)         Form of Irrevocable Proxy and Stock Rights Agreement

 10.12(1)         Commitment and Loan Agreement by and Between the Company and
                  NationsBank, N.A.

 10.13(1)         First Amended and Restated Business Loan and Security
                  Agreement by and Between the Company and First Union Bank of Virginia

 10.14(1)         Credit Agreement by and Between the Company and NationsBanc
                  Leasing Corporation

 10.15(1)         Loan Modification and Extension Agreement

 10.16(2)         Text of Loan and Security Agreement dated January 31, 1997 between
                  MLC Group, Inc. and Heller Financial, Inc.

 10.17(2)         Text of First Amendment to Loan and Security Agreement dated March 12, 1997 between
                  MLC Group, Inc. and Heller Financial, Inc.

 10.18 Credit Agreement dated as of June 5, 1997, 1997, by and between MLC Group, Inc. and CoreStates Bank, N.A.

 10.19            Form of Employment Agreement between the Registrant and
                  Thomas B. Howard, Jr.

 10.20            Form of Employment Agreement between the Registrant and
                  Steven J. Mencarini

 21.1(1)          Subsidiaries of the Company

 23.1             Consent of Deloitte & Touche LLP, independent auditors

 27.1             Financial Data Schedule

* Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Registration Statement on Form S-1 (No. 333-11737).

(2) Incorporated herein by reference to the indicated exhibit filed as part of the registrant's Form 8-K filed March 28, 1997.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     MLC Holdings, Inc.

                     By: /s/ PHILLIP G. NORTON
                        ------------------------------------
                           Phillip G. Norton, Chief Executive Officer
                     Date: June 30, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     By: /s/ PHILLIP G. NORTON
                        ------------------------------------
                           Phillip G. Norton, Chairman of the Board,
                           President and Chief Executive Officer
                     Date: June 30, 1997


                     By: /s/ STEVEN J. MENCARINI
                        ------------------------------------
                           Steven J. Mencarini, Senior Vice President
                           and Chief Financial Officer

                     By: /s/ BRUCE M. BOWEN
                        ------------------------------------
                           Bruce M. Bowen, Director and
                           Executive Vice-President
                     Date: June 30, 1997


                     By:
                        ------------------------------------
                           Jonathan J. Ledecky, Director
                     Date: June 30, 1997


                     By: /s/ TERRENCE O'DONNELL
                        ------------------------------------
                           Terrence O'Donnell, Director
                     Date: June 30, 1997

                     By: /s/ CARL J. RICKERSTEIN
                        ------------------------------------
                           Carl J. Rickerstein, Director
                     Date: June 30, 1997

                     By: /s/ KLEYTON L. PARKHURST
                        ------------------------------------
                           Kleyton L. Parkhurst, Secretary and Treasurer
                     Date: June 30, 1997

                     By: /s/ BARBARA J. SIMMONDS
                        ------------------------------------
                           Barbara J. Simmonds, Vice President
                           and Controller, Chief Accounting Officer
                     Date: June 30, 1997

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

            TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                    Page
Independent Auditors' Report                                                                        F-2

Consolidated Balance Sheets as of March 31, 1996 and 1997                                           F-3

Consolidated Statements of Earnings for the Years Ended
     March 31, 1995, 1996, and 1997                                                                 F-4

Consolidated Statements of Stockholders' Equity for the Years
     Ended March 31, 1995, 1996 and 1997                                                            F-5

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1995, 1996 and 1997                                                               F-6 - F-7

Notes to Consolidated Financial Statements                                                       F-8 - F-21

SCHEDULE

II-Valuation and Qualifying Accounts for the Three Years                                            S-1
     Ended March 31, 1995, 1996 and 1997.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
    MLC Holdings, Inc.
Reston, Virginia

We have audited the accompanying consolidated balance sheets of MLC
Holdings, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audit also included the financial statement schedule listed in the foregoing table of contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MLC Holdings, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information as set forth therein.





/s/ Deloitte & Touche LLP
McLean, VA
June 5, 1997

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                                                1996             1997
ASSETS:
    Cash and cash equivalents                                                       $357,881        $6,048,008
    Accounts receivable                                                            1,272,707         5,184,214
    Notes receivable (1)                                                              91,857         2,154,250
    Employee advances                                                                 76,349            47,812
    Inventories                                                                       86,280           184,085
    Investment in direct financing and sales-type
        leases - net                                                              16,273,218        17,473,069
    Investment in operating lease equipment - net                                 10,219,826        11,065,159
    Property and equipment - net                                                     280,468           297,617
    Other assets (2)                                                               1,177,629           604,792
                                                                                 -----------       -----------

                     Total Assets                                                $29,836,215       $43,059,006
                                                                                 ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Accounts payable - equipment                                                 $4,972,979        $4,946,422
     Accounts payable - trade                                                        604,650           561,482
     Salaries and commissions payable                                                 61,910           472,258
     Accrued expenses and other liabilities                                          935,315         1,615,898
     Income taxes payable                                                              6,332           930,587
     Recourse notes payable                                                        1,284,742           268,744
     Nonrecourse notes payable                                                    18,351,579        19,705,059
     Loans from stockholders                                                         275,000                 -
     Deferred taxes                                                                  469,000           590,000
                                                                                 -----------       -----------

                     Total liabilities                                            26,961,507        29,090,450
                                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                            -                 -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - 2,000,000
        shares authorized; none issued or outstanding                                    -                 -
     Common stock, $.01 par value -10,000,000 shares
        authorized; 4,000,000 and 5,150,000 shares
        issued and outstanding, respectively                                          40,000            51,500
     Additional paid-in capital                                                        9,592         8,611,354
     Retained earnings                                                             2,825,116         5,305,702
                                                                                 -----------       -----------

                      Total stockholders' equity                                   2,874,708        13,968,556
                                                                                 -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $29,836,215       $43,059,006
                                                                                 ===========       ===========

(1) Includes amounts with a related party of $1,812,414 as of March 31, 1997.
(2) Includes amounts with related parties of $678,393 and $319,113 as of March 31, 1996 and 1997.

See notes to consolidated financial statements.

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED MARCH 31, 1995, 1996, AND 1997
--------------------------------------------------------------------------------

                                                                     1995               1996               1997
REVENUES:
    Sales                                                         $36,897,774        $34,841,823         $43,317,666
    Lease revenues                                                  2,967,450          6,008,826          10,345,110
    Net margin on sales-type leases                                   276,688             85,590                   -
    Fee and other income                                              676,737          1,863,962           2,484,600
                                                                   ----------         ----------          ----------

            Total revenues (1)                                     40,818,649         42,800,201          56,147,376
                                                                   ----------         ----------          ----------

COSTS AND EXPENSES:
    Cost of sales                                                  34,353,344         31,202,228          40,104,104
    Direct lease costs                                                841,345          2,862,815           5,197,868
    Professional and other fees                                       632,369            687,276             534,822
    Salaries and benefits                                           2,630,660          2,962,177           3,652,988
    General and administrative expenses                               759,063          1,017,934           1,235,978
    Interest and financing costs                                      990,313          1,576,362           1,581,030
                                                                   ----------         ----------          ----------

            Total costs and expenses (2)                           40,207,094         40,308,792          52,306,790
                                                                   ----------         ----------          ----------

EARNINGS BEFORE PROVISION FOR
    INCOME TAXES                                                      611,555          2,491,409           3,840,586

PROVISION FOR INCOME TAXES                                            198,000            881,000           1,360,000
                                                                   ----------         ----------          ----------

NET EARNINGS                                                         $413,555         $1,610,409          $2,480,586
                                                                   ==========         ==========          ==========

NET EARNINGS PER COMMON SHARE                                           $0.10              $0.40               $0.56
                                                                   ==========         ==========          ==========




(1) Includes amounts from related parties of $1,901,192, $15,758,510, and $21,051,450 for the fiscal years ended March 31, 1995, 1996, and 1997.

(2) Includes amounts to related parties of $1,619,830, $15,001,141, and $20,512,923 for the fiscal years ended March 31, 1995, 1996, and 1997

See notes to consolidated financial statements.

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1995 1996, AND 1997
--------------------------------------------------------------------------------


                                      Preferred Stock               Common Stock            Additional
                                  -------------------------------------------------------    Paid-in        Retained
                                   Shares      Par Value       Shares       Par Value        Capital         Earnings         Total
BALANCE, APRIL 1, 1994                 --           --         4,000,000        $40,000        $9,592        $801,152      $850,744

    Net earnings                       --           --            --             --            --             413,555       413,555
                                   ----------  -----------  ------------     ----------    ----------        --------       -------

BALANCE, MARCH 31, 1995                --           --         4,000,000         40,000         9,592       1,214,707     1,264,299

    Net earnings                       --           --            --             --            --           1,610,409     1,610,409
                                   ----------  -----------  ------------     ----------    ----------       ---------     ---------

BALANCE, MARCH 31, 1996                --           --         4,000,000         40,000         9,592       2,825,116     2,874,708

    Proceeds from public               --           --         1,150,000         11,500     8,592,262         --          8,603,762
    offering, net of expenses

Compensation to outside                --           --            --             --             9,500         --              9,500
    directors - stock options

    Net earnings                       --           --            --             --            --           2,480,586     2,480,586
                                   ----------  -----------  ------------     ----------    ----------      ----------   -----------

BALANCE, MARCH 31, 1997                --       $   --         5,150,000        $51,500    $8,611,354      $5,305,702   $13,968,556
                                   ==========  ===========  ============     ==========    ==========      ==========   ===========

See notes to consolidated financial statements.

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1995, 1996,  AND 1997
--------------------------------------------------------------------------------

                                                                                 1995              1996               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $413,555         $1,610,409         $2,480,586
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                                            580,088          2,136,217          3,578,915
        Provision for credit losses                                                    -                  -             66,000
        (Gain) loss on sale of operating lease equipment (1)                    (48,235)          (323,422)             83,754
        Impairment of operating lease residual values                                  -                  -            153,434
        Payments from lessees directly to lenders-operating
        lease equipment                                                        (217,375)          (884,389)        (1,590,061)
        Loss (gain) on disposal of property and equipment                            974              4,489            (9,124)
        Deferred taxes                                                            26,000            623,000            121,000
        Compensation to outside directors - stock options                              -                  -              9,500
        Changes in:
            Accounts receivable                                              (1,173,898)            865,122        (3,911,507)
            Notes receivable (2)                                                  50,150           (55,088)        (2,062,393)
            Employee advances                                                     18,922           (61,996)             28,537
            Inventories                                                           93,140             51,485             15,038
            Other assets (3)                                                    (50,335)          (299,866)            330,627
            Accounts payable - equipment                                       1,922,938          1,958,532           (26,557)
            Accounts payable - trade                                            (71,001)            209,265           (43,168)
            Salaries and commissions payable                                    (12,845)           (55,796)            410,348
            Accrued expenses and other liabilities                               198,766            547,093            680,583
            Income taxes (refundable) payable                                   (35,742)             55,278            924,255
                                                                                --------             ------            -------

                             Net cash provided by
                                  operating activities                         1,695,102          6,380,333          1,239,767
                                                                               ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of operating lease
        equipment (4)                                                             73,072          1,383,677          4,992,050
    Purchase of operating lease equipment                                    (2,268,792)       (13,919,193)       (24,800,360)
    Increase in investment in direct financing and
        sales-type leases (5)                                                (9,766,564)       (17,169,201)        (6,825,873)
    Proceeds from sale of property and equipment                                   1,588              9,049              9,124
    Purchases of property and equipment                                         (43,451)          (207,150)          (105,048)
    (Increase) decrease in investment in joint ventures (6)                    (164,020)          (329,571)            242,211
                                                                               ---------          ---------            -------

                      Net cash used in investing activities                 (12,168,167)       (30,232,389)       (26,487,896)
                                                                            ------------       ------------        -----------

                                                                     (Continued)

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1995, 1996,  AND 1997
--------------------------------------------------------------------------------

                                                                                1995                1996               1997
CASH FLOWS FROM FINANCING ACTIVITIES:                                                   1
    Borrowings:
        Nonrecourse                                                            10,217,530         25,678,168        26,825,118
        Recourse                                                                  184,359             67,103           220,768
    Repayments:
        Nonrecourse                                                             (348,373)        (1,144,023)       (3,199,626)
        Recourse                                                                 (44,972)           (62,688)          (93,396)
    Proceeds of loans from stockholders                                            75,000                  -                 -
    Repayments of loans from stockholder                                                -           (50,000)         (275,000)
    Repayments on lines of credit                                               (285,532)          (532,098)       (1,143,370)
    Proceeds from public offering                                                       -                  -         9,358,125
    Payments of expenses related to public offering                                     -                  -         (754,363)
                                                                                ---------        -----------         ---------
                      Net cash provided by financing
                          activities                                            9,798,012         23,956,462        30,938,256
                                                                                ---------         ----------        ----------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                            (675,053)            104,406         5,690,127

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                             928,528            253,475           357,881
                                                                                  -------            -------           -------
CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                                  $253,475           $357,881        $6,048,008
                                                                                 ========           ========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH

     FLOW INFORMATION:
    Interest paid                                                                $161,667           $183,220           $87,161
                                                                                 ========           ========           =======

    Income taxes paid                                                            $219,573           $202,864          $315,137
                                                                                 ========           ========          ========

                                                                     (Concluded)

(1) Includes amounts provided by (used by) related parties of ($172,956) and $3,930 for the fiscal years ended March 31, 1996 and 1997.
(2) Includes amounts used by related parties of ($1,812,414) for the fiscal year ended March 31, 1997.
(3) Includes amounts provided by (used by) related parties of $234,090, ($398,034), and $285,943 for the fiscal years ended March 31, 1995, 1996 and 1997.
(4) Includes amounts provided by related parties of $1,073,427 and $2,707,213 for the fiscal years ended March 31, 1996 and 1997.
(5) Includes amounts provided by (used by) related parties of ($235,180), $259,857 and ($23,417) for the fiscal years ended March 31, 1995, 1996 and 1997.
(6) Includes amounts provided by (used by) related parties of ($153,826), ($270,860), and $73,338 for the fiscal years ended March 31, 1995, 1996 and 1997.

See notes to consolidated financial statements.

MLC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1995, 1996, AND 1997
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation - Effective September 1, 1996, MLC Holdings, Inc., (incorporated August 27, 1996) became the holding company for MLC Group, Inc., and MLC Capital, Inc. (MLC Holdings, Inc., together with its subsidiaries collectively, "MLC" or "the Company"). The accompanying consolidated financial statements include the accounts of the wholly owned subsidiary companies at historical amounts as if the combination had occurred on March 31, 1994, in a manner similar to a pooling of interests. MLC Group, Inc. was formed on November 8, 1990, and is a dealer of information technology equipment and a finance and leasing company serving federal, state, and local governments, as well as commercial customers. The Company specializes in financing information technology, equipment, software, and services. The Company also maintains an active presence in the secondary market for computer hardware.

   All significant intercompany balances and transactions have been eliminated.

   Revenue Recognition - The Company sells information technology equipment to its customers and recognizes revenue from equipment sales at the time equipment is accepted by the customer. The Company is the lessor in a number of its transactions and these are accounted for in accordance with Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, the Company records the net investment in leases, which consists of the sum of the minimum lease term payments, initial direct costs, and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct finance leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property (net margins) is recorded as revenue at the inception of the lease.

   Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct financing and sales-type leases. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the Company's estimate of residual value.

   The Company assigns all rights, title, and interests in a number of its leases to third-party financial institutions without recourse. These assignments are accounted for as sales since the Company has completed its obligations at the assignment date, and the Company retains no ownership interest in the equipment under lease.

   Residuals - Residual values, representing the estimated value of equipment at the termination of the lease, are recorded in the financial statements at the inception of each sales-type or direct financing lease as amounts estimated by management based upon its experience and judgment. The residual values for operating leases are included in the leased equipment's net book value.

   The Company evaluates residual values on an ongoing basis and records any required adjustments. In accordance with generally accepted accounting principles, no upward revision of residual values is made subsequent to the period of the inception of the lease. Residual values for sales-type and direct financing leases are recorded at their net present value and the unearned interest is amortized over the life of the lease using the interest method.

   Reserve for Credit Losses - The reserve for credit losses ("the reserve") is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease portfolio. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the lessee's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a nonrecourse or recourse basis).

   Cash and Cash Equivalents - Cash and cash equivalents include short-term repurchase agreements with an original maturity of three months or less.

   Inventories - Inventories are stated at the lower of cost (specific identification basis) or market.

   Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years.

   Income Taxes - Deferred income taxes are provided for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income tax liabilities and assets are based on the difference between financial statement and tax bases of assets and liabilities, using tax rates currently in effect.

   Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Standard is effective for transactions occurring after December 31, 1996, and establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases made on a nonrecourse basis by the Company after December 31, 1996 meet the criteria for surrender of control set forth by SFAS 125 and have therefore been treated as sales for financial statement purposes. The net revenues earned under such transactions are reflected in the accompanying statement of earnings for the year ended March 31, 1997.

   Reclassifications - Certain items have been reclassified in the March 31, 1995 and 1996 financial statements to conform to the March 31, 1997 presentation.

   Initial Public Offering - During November and December 1996, MLC Holdings, Inc., consummated an initial public offering ("the Offering") of 1,150,000 shares of its common stock including the over allotment. The Company received proceeds of

   $9.4 million (gross proceeds of $10.1 million less underwriters expense of $0.7 million) from the Offering of MLC Holdings, Inc., and incurred $0.8 million in expenses. Of the net proceeds of approximately $8.6 million, $0.3 million was used to repay outstanding stockholder loans and the related accrued interest and the balance of $8.3 million was used for general corporate purposes.

   Earnings Per Share - Earnings per share are based on a weighted average number of shares outstanding of 4,000,000 in 1995, 4,000,000 in 1996 and 4,406,427 in 1997. The dilutive effect of stock options is not material for any of the three years.

   New Accounting Pronouncement - The Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" in February 1997. This Standard will be effective for the Company beginning in fiscal year 1998. The pro forma effect of adopting this Standard has no impact on the earnings per share calculation for the years ended March 31, 1995, 1996 and 1997.

2. INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

   The Company's investment in direct financing and sales-type leases consists of the following components:



                                                                                   MARCH 31,
                                                                       ---------------------------------
                                                                           1996                1997
 Minimum lease payments                                                $ 18,212,328        $ 18,752,170

 Estimated unguaranteed residual value                                      347,811           1,271,232

 Initial direct costs, net of amortization of
     $590,058 and $1,299,476 at March 31, 1996
     and 1997                                                            1,538,756           1,236,442

 Less: Unearned lease income                                            (3,825,677)         (3,720,775)

 Less:  Reserve for credit losses                                                -             (66,000)
                                                                      ------------        -------------

 Investment in direct financing and sales-type leases - net           $ 16,273,218        $  17,473,069
                                                                      ============        =============

Future scheduled minimum lease rental payments as of March 31, 1997, are as follows:


                       YEAR ENDING MARCH 31,
         1998                                                                         $ 7,798,931
         1999                                                                           6,195,191
         2000                                                                           3,658,044
         2001                                                                             890,716
         2002 and thereafter                                                              209,288
                                                                                     ------------

            Total                                                                    $ 18,752,170
                                                                                     ============

   The Company's net investment in direct financing and sales-type leases is collateral for nonrecourse and recourse equipment notes (see Note 6).

3. SALES-TYPE LEASES

   The detail for the sales-type leases consists of the following:

                                                                                       YEAR ENDED MARCH 31,
                                                                      ---------------------------------------------------------
                                                                            1995                   1996               1997
     Gross minimum lease payments                                       $   3,451,993           $   559,256        $        -
     Estimated unguaranteed
         residual value                                                         3,296                   -                   -

     Gross cost of sales                                                  (2,628,983)             (375,287)                 -
     Unearned lease income                                                  (549,618)              (98,379)                 -
                                                                        -------------           -----------         -------------
     Net margin                                                         $     276,688           $    85,590         $       -
                                                                        =============           ===========         =============

4. INVESTMENT IN OPERATING LEASE EQUIPMENT

   Investment in operating leases represents primarily equipment leased for two to three years. The components of the net investment in operating lease equipment are as follows:


                                                                               MARCH 31,
                                                                     --------------------------------
                                                                         1996              1997
 Cost of equipment under operating lease                               $11,411,105       $14,518,704
 Initial direct costs                                                       54,217            41,829

 Accumulated depreciation and amortization                             (1,245,496)       (3,495,374)
                                                                       -----------       -----------

 Investment in operating lease equipment - net                         $10,219,826       $11,065,159
                                                                       ===========       ===========

   As of March 31, 1997, future scheduled minimum lease rental payments are as follows:

 YEAR ENDING MARCH 31,
             1998                                                                               $ 5,279,226
             1999                                                                                 3,429,305
             2000                                                                                 1,468,144
             2001                                                                                    31,302
             2002 and thereafter                                                                      5,217
                                                                                                -----------

                                                                                                $10,213,194
                                                                                                ===========


      Based on management's evaluation of estimated residual values included within the Company's operating lease portfolio, certain recorded residuals were written down to reflect revised market conditions. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," an impairment loss of $153,434 was recognized during the year ended March 31, 1997. The loss is included in direct lease costs in the accompanying consolidated statements of earnings.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                                                  MARCH 31,
                                                                         ------------------------------
                                                                             1996            1997
 Furniture and equipment                                                   $ 241,859      $  316,436
 Capitalized software                                                        158,666         185,620
 Leasehold improvements                                                       14,613          14,613
                                                                           ---------      ----------

                                                                             415,138        516,669

 Accumulated depreciation                                                  (134,670)       (219,052)
                                                                           ---------      ----------

 Property and equipment - net                                               $280,468      $  297,617
                                                                            ========      ==========

6.    RECOURSE AND NONRECOURSE NOTES PAYABLE

                                                                                                 MARCH 31,
                                                                                    -------------------------------------
                                                                                        1996                  1997
 Revolving line of credit with a maximum
     balance of $250,000, bearing interest at the
     prime rate  plus 1.5% payable on demand,
     secured by equipment purchases                                                    $     175,000           $   -

 Revolving line of credit with a maximum balance of
     $2,000,000, bearing interest at the prime rate
     plus 1%, and personally guaranteed by
     an employee/stockholder                                                                 592,000                -

 Revolving line of credit with a maximum balance of
     $5,000,000, bearing interest at the LIBOR rate
     plus 2.75%, secured by the Company's assets
     and personal guarantees from
     employees/stockholders                                                                  360,000                -

 Partial recourse revolving line of credit with a
     maximum balance of $10,000,000
     bearing interest at a rate indexed to the
     prevailing U.S. Treasury yield plus 1.75% - 3.00%,
     secured by related investments in leases                                                   -                   -

 Recourse equipment notes with varying interest rates
     ranging from 8.17% to 8.53%, and 8.53% to
     8.75%, respectively, secured by related
     investments in leases                                                                   141,373               268,744

 Noncollateralized recourse note bearing
     interest at 8.05%                                                                        16,369                -
                                                                                       -------------           -----------

                                                                                       $   1,284,742          $    268,744
                                                                                       =============          ============
 Nonrecourse equipment notes with varying interest
     rates ranging from 5.85% to 14.39%, and
     6.30% to 9.90%, respectively, secured by related
     investments in leases                                                             $  18,351,579         $  19,705,059
                                                                                       =============         =============

Principal and interest payments on the recourse and nonrecourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and the borrower. Under nonrecourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against the borrower.

Borrowings under the $2,000,000 line of credit (which expired on December 1, 1996) and the $5,000,000 line of credit above contain covenants regarding maximum recourse debt to worth ratio, minimum consolidated tangible net worth, fixed charge coverage ratio, and prohibit the payment of dividends.

Recourse and nonrecourse notes payable as of March 31, 1997, mature as follows:



      YEAR ENDING                                          NONRECOURSE                         RECOURSE
        MARCH 31,                                         NOTES PAYABLE                      NOTES PAYABLE
         1998                                               $  12,724,992                  $      122,959
         1999                                                   4,517,030                         123,032
         2000                                                   1,921,041                          16,427
         2001                                                     459,452                           6,326
         2002 and thereafter                                       82,544                               -
                                                             ------------                      ----------

                                                             $ 19,705,059                      $  268,744
                                                             ============                      ==========

7. RELATED PARTY TRANSACTIONS

   Loans from stockholders/officers consist of the following:

                                                                                                 MARCH 31,
                                                                                    -----------------------------------
                                                                                         1996                1997
      Note payable to stockholder bearing interest at 10%,
          maturing March 1, 1998                                                         $  175,000        $   --
      Note payable to stockholder bearing interest at 10%,
          maturing March 1, 1998                                                            100,000            --
                                                                                      -------------     -------------
                                                                                         $  275,000        $    -
                                                                                      =============     =============


   Other - The Company provided loans and advances to employees/stockholders aggregating a total of $61,583, $139,500, and $12,193, for the years ended March 31, 1995, 1996, and 1997, respectively. Such balances are to be repaid from commissions earned by the employees/stockholders on successful sales or financing arrangements obtained on behalf of the Company. Repayments on these loans and advances have been made as follows:

   - Loans and advances of $80,505, $82,612, and $53,941 were repaid for the years ended March 31, 1995, 1996, and 1997, respectively. No interest was charged on advances.

   - During the year ended March 31, 1996, an employee/stockholder repaid the entire amount due the Company under a promissory note with a maximum amount of $40,000 (loaned in 1994) bearing interest at a rate of 8%. In addition, the Company loaned a stockholder $54,000 pursuant to a promissory note bearing interest at a rate of 8%. Under the terms of the note, interest of $1,608 and $3,193 and principal of $8,392 and $14,507, respectively, were paid to the Company during the years ended March 31, 1996 and 1997.

   The Company sold leased equipment to a company in which an employee/stockholder has a 45% ownership interest. During the years ended March 31, 1995 and 1996 revenue recognized from the sale was $1,855,010 and $1,300,448 and the basis of the equipment sold was $1,619,830 and $1,271,729, respectively. At March 31, 1996, accrued expenses and other liabilities include $26,575 due to the related company, notes receivable include $17,511 due from the company, and other assets include $73,421, which represents the Company's investment in lease deals with the company. During the year ended March 31, 1997, the Company received remarketing fees from the company amounting to $224,126.

   During the years ended March 31, 1996 and 1997, the Company paid a stockholder $120,000 and $90,000, respectively, in exchange for the pledge of personal assets made to secure one of the Company's revolving line-of-credit agreements.

   During the years ended March 31, 1996 and 1997, the Company sold leased equipment to MLC/GATX Limited Partnership I (the Partnership), that amounted to 31% and 6% of the Company's revenues, respectively. The Company has a 9.5% limited partnership interest in the Partnership and owns a 50% interest in the corporation that owns a 1% general partnership interest in the Partnership. Revenue recognized from the sales was $13,079,433 and $3,452,902, and the basis of the equipment sold was $12,273,527 and $3,309,186, respectively, during the years ended March 31, 1996 and 1997. Other assets include $209,691 due from, and $75,981 due to the Partnership as of March 31, 1996 and 1997, respectively. The Company's investment balance in the Partnership, accounted for using the cost method, included in other assets, is $380,757 and $226,835 as of March 31, 1996 and 1997, respectively. In addition, the Company received $46,182, $122,111, and $148,590 for the years ended March 31, 1995, 1996, and 1997, respectively, for accounting and administrative services provided to the Partnership.

      During the year ended March 31, 1997, the recoverability of certain capital contributions made by the Company to the Partnership was determined to be impaired. As a result, the Company recognized a write-down of its recorded investment balance of $195,897 to reflect the revised net realizable value. The write-down is included in cost of sales in the accompanying consolidated statements of earnings.

      During the years ended March 31, 1996 and 1997, the Company sold leased equipment to MLC/CLC LLC, in which the Company has a 5% ownership interest, that amounted to 3% and 30% of the Company's revenues, respectively. Revenue recognized from the sales was $1,256,518 and $16,923,090, and the basis of the equipment sold was $1,335,885 and $16,917,840, respectively, during the years ended March 31, 1996 and 1997. Notes receivable includes $1,812,414 due from the partnership as of March 31, 1997. Other assets includes an investment of $14,254 and $168,259, as of March 31, 1996 and 197, respectively, accounted for using the cost method. In addition, the Company received $52,742 for the year ended March 31, 1997 for accounting and administrative services provided to MLC/CLC LLC.

      During the year ended March 31, 1997, the Company recognized $250,000 in broker fees for providing advisory services to a company which is owned in part by one of the Company's outside directors.

      As of March 31, 1996 and 1997, $152,606 and $72,000 was receivable from MLC Federal, which is owned in part by an individual related to a Company executive. As of March 31, 1997, the Company fully reserved for the receivable from MLC Federal.

8.    COMMITMENTS AND CONTINGENCIES

      The Company leases office space and a telephone system for the conduct of its business. Rent expense relating to operating leases was $151,513, $156,676 and $153,111 for the years ended March 31, 1995, 1996, and 1997, respectively. As of March 31, 1997, the future minimum lease payments are due as follows:

        YEAR ENDING MARCH 31,
              1998                                        $  92,254
              1999                                           45,056
                                                          ---------

                                                          $ 137,310
                                                          =========

      As of March 31, 1997, the Company has guaranteed $172,565 of the residual value for equipment owned by the MLC/GATX Limited Partnership I.

9.    INCOME TAXES

      A reconciliation of income tax computed at the statutory Federal rate to the provision for income tax included in the consolidated statements of earnings is as follows:

                                                                                  YEAR ENDED MARCH 31,
                                                             -----------------------------------------------------------------
                                                                        1995                1996                1997
    Statutory Federal income tax rate                                 34 %                 34 %                 34 %
                                                                     =====                =====               ======
    Income tax expense computed at the
      statutory Federal rate                                          $  207,929           $ 847,079            $ 1,305,799
    State income tax expense, net of Federal
      tax expense                                                          6,115              24,643                 48,641

    Nontaxable interest income                                          (95,000)            (79,342)               (33,023)

    Nondeductible expenses                                                78,956              88,620                 38,583
                                                                      ----------           ---------            -----------

    Provision for income taxes                                        $  198,000           $ 881,000            $ 1,360,000
                                                                      ==========           =========            ===========
    Effective tax rate                                                     32.4%               35.4%                  35.4%
                                                                      ==========           =========            ===========

The components of the provision for income taxes are as follows:


                                                                     YEAR ENDED MARCH 31,
                                                   ----------------------------------------------------
                                                       1995                 1996                 1997
 Current:
      Federal                                          $154,000            $231,000        $1,152,000
      State                                              18,000              27,000            87,000
                                                      ---------           ---------       -----------

                                                        172,000             258,000         1,239,000

 Deferred:
      Federal                                            17,000             557,000           113,000
      State                                               9,000              66,000             8,000
                                                      ---------           ---------       -----------

                                                         26,000             623,000           121,000
                                                      ---------           ---------       -----------

                                                      $ 198,000           $ 881,000       $ 1,360,000
                                                      =========           =========       ===========

The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows:

                                                                             YEAR ENDED MARCH 31,
                                                         -------------------------------------------------------
                                                                1995                 1996               1997
 Alternative minimum tax                                        $ (158,000)        $  (200,000)    $  369,000
 Lease revenue recognition                                          184,000             823,000     (248,000)
                                                                -----------        ------------    ----------

      Total                                                     $    26,000        $    623,000    $  121,000
                                                                ===========        ============    ==========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of items comprising the Company's deferred taxes consist of the following:


                                                                            MARCH 31,
                                                           -------------------------------------
                                                                       1996               1997
           Alternative minimum tax                                  $ 619,000         $  250,000
           Lease revenue recognition                              (1,088,000)          (840,000)
                                                                  ----------           ---------

           Net deferred liability                                $  (469,000)       $  (590,000)
                                                                 ============       ============

10.   NONCASH INVESTING AND FINANCING ACTIVITIES

      The Company recognized a reduction in recourse and nonrecourse notes payable (Note 6) associated with its direct finance and operating lease activities from payments made directly by customers to the third-party lenders amounting to $6,150,983, $4,796,306, and $4,214,444 for the years ended March 31, 1995, 1996, and 1997, respectively. In addition, the Company realized a reduction in recourse and nonrecourse notes payable from the sale of the associated assets and liabilities amounting to $1,855,010, $11,550,446, and $18,057,569, for the years ended March 31,
      1995, 1996, and 1997, respectively.

11.   BENEFIT AND STOCK OPTION PLANS

     The Company provides its employees with a contributory 401(k) profit sharing plan which was adopted during the year ended March 31, 1995. All employees age 21 and older become eligible to participate in the plan as of the first day of the month after which a minimum of 20 hours of service per week, during a consecutive six-month period has been completed. Full vesting occurs after the fourth consecutive year of plan participation. Employer contribution percentages are to be determined by the Company and are discretionary each year. The Company's expense for the plan was $46,307, and $26,011, for the years ended March 31, 1996 and 1997, respectively.

     Effective September 1, 1996, the Company established a stock incentive program ("the Plan") to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees to participate in the ownership of the Company. A total of 400,000 shares of common stock has been reserved for issuance upon exercise of options granted under the Plan, which encompasses the following agreements:

     - compensation agreements and employment arrangements with certain executives ("Executive Compensation Agreements"), under which 245,000 options have been granted;

     - the 1996 Incentive Stock Option Plan ("Employee Plan"), under which 75,000 options have been reserved, and of this amount 73,800 options granted, to Company employees;

     - the 1996 Outside Director Stock Plan ("Outside Director Plan"), under which 75,000 options have been reserved, and of this amount 30,000 granted; and

     - the 1996 Nonqualified Stock Option Plan ("Nonqualified Plan"), under which 5,000 options have been granted.

     All stock option grants to date were made effective with or subsequent to the completion of the Company's initial public offering ("IPO") on November 19, 1996. As of March 31, 1997, no options have been exercised.

     The exercise price of options granted under the Executive Compensation Agreements is equivalent to the fair market value of the Company's common stock on the date of grant. These options have a ten year term, and vest in equal increments over three years with 25 % being exercisable and vested upon completion of the IPO, subject to acceleration upon certain conditions.

     The exercise price of options granted under the Employee Plan is equivalent to the fair market value of the Company's common stock on the date of grant. These options have a ten year term, and vest in equal increments over five years beginning on the first anniversary of the completion of the IPO, subject to continued employment and acceleration upon certain conditions.

     The exercise price of options granted under the Outside Director Plan is equivalent to the fair market value of the Company's common stock on the date of grant. These options have a ten year term, and vest in equal increments over two years beginning on the first anniversary of the completion of the IPO, subject to continued service. The Outside Director Plan also provides for additional option grants on the second, third and fourth anniversary of service at a price equivalent to the fair market value of the Company's common stock on the date of grant. Such additional options vest in equal increments over two years beginning on the first anniversary of the date of grant.

     Any Options issued under the Nonqualified Plan have exercise prices not less than 80% of the market value of the common stock on the date of grant and are exercisable over a period not to exceed ten years.


     A summary of stock option activity during the year ended March 31, 1997 is as follows:

                                                                                     Exercise
                                                         Number of                     Price
                                                          Shares                       Range
                                                   --------------------       ----------------------
 Outstanding, April 1                                           -                               -
 Granted                                                  353,800                   $6.40 - $8.75
 Exercised                                                      -                               -
 Forfeited                                                      -                               -
                                                   --------------------       ----------------------


 Outstanding, March 31                                    353,800                   $6.40 - $8.75
                                                   ====================       ======================

 Exercisable options                                       66,250                   $6.40 - $8.75
                                                   ====================       ======================

     Additional information regarding options outstanding as of March 31, 1997 is as follows:

                                                 Options Outstanding                              Options  Exercisable
                               -------------------------------------------------------         ------------------------------
                                                     Weighted
                                                      Average             Weighted-                                Weighted-
                                                     Remaining             Average                                  Average
                                  Number            Contractual            Exercise              Number             Exercise
                               Outstanding             Life                 Price              Exercisable           Price
                               -----------             ----                 -----              -----------           -----
                                 353,800              9.6 yrs               $8.05                  66,250            $7.79

     Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement gave the Company the option of either (1) continuing to account for stock-based employee compensation plans in accordance with the guidelines established by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" while providing the disclosures required under SFAS No. 123, or
     (2) adopting SFAS No. 123 accounting for all employee and non-employee stock compensation arrangements. The Company opted to continue to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. Option grants made to non-employees, including outside directors, have been accounted for using the fair value method, which resulted in $9,500 in compensation expense during the year ended March 31, 1997. The following table summarizes the pro forma disclosures required by SFAS No. 123 assuming the Company had adopted the fair value method for stock-based awards to employees as of the beginning of fiscal year 1997:

         Net Income
                 As reported               $2,480,586
                 Pro forma                 $2,399,684

         Earnings per common share
                 As reported               $     0.56
                 Pro forma                 $     0.54


     Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option pricing models which require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

         Expected dividend yield:             0 %
         Expected stock price volatility:     44 %
         Expected option term:                8 years (options granted under Executive
                                              Compensation Agreements) and
                                              5 years (all other option grants)
         Risk-free interest rate:             6.05 % (options granted under Executive
                                              Compensation Agreements) and
                                              5.81 % (all other option grants)

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS


      The following disclosure of the estimated fair value of the Company's financial instruments is in accordance with the provisions of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The valuation methods used by the Company are set forth below.

      The accuracy and usefulness of the fair value information disclosed herein is limited by the following factors:

      - These estimates are subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      - These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holding of a particular financial asset.

      - SFAS No. 107 excludes from its disclosure requirements lease contracts and various significant assets and liabilities that are not considered to be financial instruments.


      Because of these and other limitations, the aggregate fair value amounts presented in the following table do not represent the underlying value of the Company.

      The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                                MARCH 31, 1997
                                                                   ------------------------------------------
                                                                         CARRYING                  FAIR
                                                                          AMOUNT                   VALUE
         Assets:
              Cash and cash equivalents                                $  6,048,008             $  6,048,008
         Liabilities:
              Nonrecourse notes payable                                  19,705,059               19,752,330
              Recourse notes payable                                        268,744                  271,949


      The following methods and assumptions were used by the Company in computing the estimated fair value in the above table:

      Cash and cash equivalents - The carrying amounts of these financial instruments approximated their fair value.

      Recourse and Nonrecourse Notes Payable - The fair value of recourse and nonrecourse debt is based on the borrowing rates currently available to the Company for debt with similar terms and average maturities.

13.   QUARTERLY DATA (Unaudited)

      Summarized quarterly financial information is as follows (amount in thousands except per share information):

 YEAR ENDED                                              FIRST           SECOND                THIRD                 FOURTH
 MARCH 31, 1997                                         QUARTER         QUARTER               QUARTER               QUARTER
 Sales                                                  $ 10,412        $  8,635               $  8,435              $ 15,836
 Total revenues                                           12,896          11,705                 11,800                19,746
 Cost of sales                                             9,894           8,250                  7,676                14,284
 Total costs and expenses                                 12,097          10,803                 10,810                18,597
 Earnings before provision for income taxes                  799             902                    990                 1,150
 Provision for income taxes                                  284             322                    349                   405
 Net earnings                                                515             580                    641                   745
 Net earnings per common share                              0.13            0.15                   0.14                  0.14

 YEAR ENDED
 MARCH 31, 1996

 Sales                                                  $  2,091        $ 13,031               $  8,083              $ 11,637
 Total revenues                                            3,775          14,785                 10,483                13,757
 Cost of sales                                             1,454          12,115                  7,479                10,154
 Total costs and expenses                                  3,134          14,067                 10,057                13,051
 Earnings before provision for income taxes                  641             717                    426                   707
 Provision for income taxes                                  227             253                    153                   248
 Net earnings                                                414             464                    273                   459
 Net earnings per common share                              0.10            0.12                   0.06                  0.12

14.  SUBSEQUENT EVENT

     During June 1997, MLC Group entered into a Credit Agreement (the "Agreement") with CoreStates Bank, N.A. (the "CoreStates Facility").
     Under terms of the Agreement, MLC Group may borrow up to $15,000,000 through June 5, 1998. All borrowings under the CoreStates Facility bear interest at the LIBOR rate plus 1.10% or, at MLC Group's option, the prime rate less 1.00%. Such amounts are secured by MLC Group's business assets, including accounts receivable, inventory and fixed assets, as well as the related investments in leases, and are guaranteed by the Company.

                                  * * * * * *

SCHEDULE II


                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

            For the three years ended March 31, 1995, 1996 and 1997


----------------------------------------------------------------------------------------------------------------------
        Column A                                      Column B      Column C      Column D                   Column E
----------------------------------------------------------------------------------------------------------------------
                                                                            Additions
                                                                  --------------------------
                                                      Balance at    Charged to   Charged to                  Balance
                                                       Beginning    Costs and       Other                     at End
                                                        of Year      Expenses     Accounts     Deductions    of Year
----------------------------------------------------------------------------------------------------------------------
 1997   Allowances for doubtful accounts:            $   --            $138     $   --        $   --           $138
             Customers' accounts receivable            =========    =========     =========     =========   =========

 1996   Allowances for doubtful accounts:            $   --        $   --       $   --        $   --       $   --
             Customers' accounts receivable            =========    =========     =========     =========   =========

 1995   Allowances for doubtful accounts:            $   --        $   --       $   --        $   --       $   --
             Customers' accounts receivable            =========    =========     =========     =========   =========

EXHIBIT INDEX

Exhibit                                                                                         Sequential
Number            Description                                                                   Page Number
----------------------------------------------------------------------------------------------------------
 10.18            Credit Agreement dated as of June 5, 1997, 1997, by and
                  between MLC Group, Inc. and CoreStates Bank, N.A.

 10.19            Form of Employment Agreement between the Registrant and
                  Thomas B. Howard, Jr.

 10.20            Form of Employment Agreement between the Registrant and
                  Steven J. Mencarini

 23.1             Consent of Deloitte & Touche LLP, independent auditors

 27.1             Financial Data Schedule
