Form 10-K/A
period 1997-03-31
MLC HOLDINGS INC
filed 1997-07-29
CIK 1022408

                                FORM 10-K/A#1

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the fiscal year ended       March 31, 1997
                         ----------------------------------------------------
                                      OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the transition period from                  to
                               ----------------    ------------------------

            Commission file number:        0-28926
                                   -----------------------------
                              MLC Holdings, Inc.
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                       Delaware                                                     54-1817218
          -------------------------------------                          -----------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

          11150 Sunset Hills Rd., Suite 110, Reston, VA    20190-5321
    -----------------------------------------------------------------------
                (Address of principal offices)          (Zip Code)

Registrant's telephone number, including area code      (703) 834-5710
                                                  -------------------------

          Securities registered pursuant to Section 12(b) of the Act:
         Title of each class       Name of each exchange on which registered
     Common Stock, $0.01 par value           Nasdaq National Market
    ---------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                         ----------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                -----      -----

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The Board of Directors of the Company is divided into three classes:
(i) Class I (initial term ending after 1997 annual stockholders meeting); (ii) Class II (initial term ending after 1998 annual stockholders meeting); and
(iii) Class III (initial term ending after 1999 annual stockholders meeting). After his or her initial term, each director serves for a term ending after the third annual meeting following the annual meeting at which such director is elected and until his or her successor is elected. The following table sets forth the name, age and position with the Company of each person who was an executive officer, director or significant employee as of June 30, 1997.

NAME                      AGE                POSITION                     CLASS
----                      ---                --------                     -----
Phillip G. Norton**....... 53        Chairman of the Board,
                                     President, and Chief
                                     Executive Officer                    III
Thomas B. Howard, Jr...... 50        Vice President; Executive
                                     Vice President, and Chief
                                     Operating Officer of MLC Group
Bruce M. Bowen ........... 45        Director and Executive Vice
                                     President                            III
Steven J. Mencarini ...... 41        Senior Vice President,
                                     and Chief Financial Officer
Jonathan J. Ledecky....... 39        Director                               I
Terrence O'Donnell........ 52        Director                              II
Carl J. Rickertsen........ 37        Director                              II
Kleyton L. Parkhurst...... 34        Secretary and Treasurer
Barbara J. Simmonds....... 37        Vice President and Controller
Kevin M. Norton**......... 41        Vice President of Brokerage
                                     Operations
William J. Slaton......... 49        Vice President of Marketing
Thomas K. McNamara........ 52        Vice President

**All references to a Mr. Norton contained herein refer to Mr. Phillip G. Norton unless otherwise indicated.

         The name and business experience during the past five years of each director, executive officer and key employee of the Company are described below.

         Phillip G. Norton joined the Company in March, 1993 and has served since then as its Chairman of the Board and Chief Executive Officer. Since September 1, 1996, Mr. Norton has served as President of the Company. From October, 1990 through March, 1993, Mr. Norton was an investor and devoted the majority of his time to managing his personal investments. From October, 1992 to March, 1993, Mr. Norton served as a consultant to the Company and engaged in private investment activity. Prior to 1990, Mr. Norton was President and Chief Executive officer of PacifiCorp Capital, Inc. (formerly Systems Leasing Corporation), a wholly owned indirect subsidiary of PacifiCorp, Inc., an information technology leasing company and an SEC reporting entity. Mr. Norton started his leasing career as the National Sales Manager at Federal Leasing, Inc. Mr. Norton is a 1966 graduate of the U.S. Naval Academy. Phillip G. Norton and Kevin M. Norton are brothers.

         Bruce M. Bowen founded the Company in 1990 and served as its President until September 1, 1996. Since September 1, 1996, Mr. Bowen has served as a director and Executive Vice President of the Company, and from September 1, 1996 to June 18, 1997, he served as Chief Financial Officer. Mr. Bowen has been a director of the Company since it was formed. Prior to founding the Company, from 1986 through 1990, Mr. Bowen was Senior Vice President of PacifiCorp Capital, Inc. Prior to his tenure at PacifiCorp Capital Inc., Mr. Bowen was with Systems Leasing Corporation and Federal Leasing, Inc., where his leasing career started in 1975. Mr. Bowen is a past President of the Association of Government Leasing and Finance and currently serves as Vice-Chairman for the State and Local Public Enterprise Committee of the Information Technology Association of America. Mr. Bowen is a 1973 graduate of the University of Maryland and in 1978 received a Masters of Business Administration from the University of Maryland.

         Thomas B. Howard, Jr. joined the Company in January of 1997 as Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Howard was President of Allstate Leasing, Inc., a third party lessor, from 1995 to January, 1997. Mr. Howard has spent over 20 years in the banking industry, having served as President of Signet Leasing and a Senior Vice President of Signet Bank. As President of Signet Leasing, Mr. Howard directed all of the capital equipment financing and leasing products for commercial, federal and municipal accounts at the leasing Company. He oversaw a staff of 60 people and effectively led the Company's growth from approximately $25 million in assets to approximately $650 million in assets in nine years, while maintaining loan loss ratios which were less than industry standards. Mr. Howard trained and motivated sales teams which greatly increased business volumes and led the leasing division through three major reorganizations in five years, and to increased profitability each year. Mr. Howard began his career at Signet in 1975 as an Assistant Vice President at Union Trust Bancorp, one of its predecessor banks, and is a Certified Public Accountant in the State of Maryland. Mr. Howard is a 1970 graduate of the University of Maryland and received an MBA in Finance from Loyola College of Maryland.

         Steven J. Mencarini joined the Company in June of 1997 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Mencarini was Controller of the Technology Management Group of Computer Sciences Corporation, a New York Stock Exchange company and one of the nation's three largest information technology outsourcing organizations. At CSC, Mr. Mencarini supervised 72 people and was responsible for all financial and tax reporting, financial review of MIS systems, financial planning and approval for a $150 million capital annual budget, tax research, sales and personal property tax, asset management of owned and leased equipment, and the review and analysis of proposed work for outsourcing contracts which included costing, pricing, residual analysis, lease financing, and equipment liquidation. Mr. Mencarini joined CSC in 1991 as Director of Finance and was promoted to Controller in 1996. Prior to working at CSC, Mr. Mencarini was the Vice President-Finance of PacifiCorp Capital from 1981 to 1991, and was Senior Auditor at Deloitte & Touche from 1979 to 1981. Mr. Mencarini is a 1976 graduate of the University of Maryland and has a Masters of Taxation from American University.

         Jonathan J. Ledecky joined the Company's Board of Directors upon the completion of the Company's Offering. Mr. Ledecky is the founder of U.S. Office Products Company, a Nasdaq National Market Company, and has served as Chairman and Chief Executive Officer of U.S. Office Products Company since its organization in October of 1994. Prior to founding U.S. Office Products Company, Mr. Ledecky served as the President of The Legacy Fund, Inc., an investment management firm, from 1989 through 1994 and as President and Chief Executive Officer of Legacy Dealer Capital, Inc., a wholly owned subsidiary of Steelcase Inc., and the nation's largest manufacturer of office furniture products from 1991 through 1994. Prior to his tenure at The Legacy Fund, Inc., Mr. Ledecky was a partner at Adler and Company, an investment management firm, and a Senior Vice President at Allied Capital Corporation, a publicly traded investment management Company. Mr. Ledecky is a 1979 graduate of Harvard College, and in 1983, received a Masters of Business Administration from Harvard Graduate School of Business Administration.

         Terrence O'Donnell joined the Company's Board of Directors upon the completion of the Company's Offering. Mr. O'Donnell is a partner with the law firm of Williams & Connolly in Washington, D.C. Mr. O'Donnell has practiced law with Williams & Connolly since 1977, with the exception of the period from 1989 through 1992 when he served as general counsel to the U.S. Department of Defense. Prior to commencing his law practice, Mr. O'Donnell served as Special Assistant to President Ford from 1974 through 1976 and as Deputy Special Assistant to President Nixon from 1972 through 1974. Mr. O'Donnell presently also serves as a director of IGI, Inc., a Nasdaq National Market Company which manufactures and markets a broad range of animal health products used in poultry production and pet care. IGI also markets cosmetics, consumer products and human pharmaceuticals. Mr. O'Donnell is a 1966 graduate of the U.S. Air Force Academy, and in 1971, received a Juris Doctor from Georgetown University Law Center.

         Carl J. Rickertsen joined the Company's Board of Directors upon the completion of the Company's Offering. Mr. Rickertsen is a partner in Thayer Capital Partners, a $364 million institutional private equity fund based in Washington, D.C. Mr. Rickertsen has been with Thayer Capital Partners since September 1994. Prior to his tenure at Thayer Capital Partners, Mr. Rickertsen acted as a private financial consultant from 1993 through 1994 and was a partner of Hancock Park Associates, a private equity investment firm, from 1989 through 1993. Prior to that, Mr. Rickertsen was associated with Brentwood Associates from 1987 through 1989 and was a Financial Analyst with Morgan Stanley & Co., Incorporated from 1983 through 1985. Mr. Rickertsen is a 1983 graduate of Stanford University and, in 1987, received a Masters of Business Administration from Harvard Graduate School of Business Administration.

         Kleyton L. Parkhurst joined the Company in 1991 as Director of Finance and, since September 1, 1996, has served as Secretary and Treasurer of the Company. Mr. Parkhurst is responsible for all of the Company's financing activities, credit review, and manages the Company's bank facilities. Mr. Parkhurst has syndication expertise in commercial nonrecourse debt, federal government leases, state and local taxable and tax-exempt leases, and computer lease equity placements. From 1988 through 1991, Mr. Parkhurst was an Assistant Vice President of PacifiCorp Capital, Inc. Mr. Parkhurst is a 1985 graduate of Middlebury College.

         Barbara J. Simmonds, a certified public accountant, joined the Company in 1992, has served since then as Controller and, since September 1, 1996, has served as a vice president of the Company. From 1982 through 1990, Ms. Simmonds was an Assistant Controller for PacifiCorp Capital, Inc. Ms. Simmonds is a 1982 graduate of the University of Virginia.

         Kevin M. Norton joined the Company in 1991 and has served since then as Vice President of Brokerage Operations. Mr. Norton is responsible for all of the Company's equipment brokerage activities. He has a wide variety of equipment experience including mainframes and peripheral equipment. Prior to joining the Company, he was employed in a similar capacity with PacifiCorp Capital, Inc. Mr. Norton is a 1979 graduate of the University of North Carolina. Kevin M. Norton and Phillip G. Norton are brothers.

         William J. Slaton joined the Company in 1991 and has served since then as Vice President of Marketing. His primary responsibility is the management of the Company's marketing of its public sector finance products. From 1986 through 1991 and from 1980 through 1986, Mr. Slaton held various marketing positions, specializing in technology financing for local and state government agencies, with PacifiCorp Capital, Inc. and Systems Leasing Corporation. From 1969 through 1977, Mr. Slaton held various marketing positions with IBM, also focusing on state and local government customers in Texas and California. Mr. Slaton is a 1969 graduate of the University of Texas at Austin.

         Thomas K. McNamara joined the Company in 1994 upon the acquisition by the Company of the business assets of Pilot Associates and serves as Vice President and Regional Manager of the Pilot Associates division. In 1989, Mr. McNamara co-founded and was responsible for sales at

Pilot Associates. Prior to founding Pilot Associates, Mr. McNamara served as Sales Representative with Memorex Corporation from 1974 through 1989. Mr. McNamara was also previously with Computer Communication, Inc., from 1970 through 1974 and with Philco Ford, Inc. from 1966 through 1970. Mr. McNamara is a 1966 graduate of the Philco Technical Institute.

         Each officer of the Company is chosen by the Board of Directors and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she shall resign or be removed as provided by the By-Laws.

         There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

COMMITTEES OF THE BOARD OF DIRECTORS

         Audit Committee. The audit committee of the Board of Directors (the "Audit Committee") is responsible for making recommendations to the Board concerning the engagement of independent public accountants, monitoring and reviewing the quality and activities of the Company's internal and external audit functions and monitoring the adequacy of the Company's operating and internal controls as reported by management and the external or internal auditors. The members of the Audit Committee are Terrence O'Donnell and Carl
J.  Rickertsen.

         Compensation Committee. The compensation committee of the Board of Directors (the "Compensation Committee") is responsible for reviewing the salaries, benefits and other compensation, excluding stock based compensation, of Mr. Norton and Mr. Bowen and will make recommendations to the Board based on its review. The members of the Compensation Committee are Terrence O'Donnell, Jonathan J. Ledecky and Carl J. Rickertsen. Mr. Norton and Mr. Bowen, as directors, will not vote on any matters affecting their personal compensation. Mr. Bowen and Mr. Norton will be responsible for reviewing and establishing salaries, benefits and other compensation for other directors and all other employees. Since compensation for Mr. Norton and Mr. Bowen was established prior to the Company's initial public offering in November, 1996, the compensation committee did not meet during the fiscal year ending March 31, 1997.

         Stock Incentive Committee. The stock incentive committee of the Board of Directors (the "Stock Incentive Committee") is authorized to awards stock, and various stock options and rights and other stock based compensation grants under the Company's Master Stock Incentive Plan (formerly the 1996 Stock Incentive Plan prior to an amendment and restatement effective May 14, 1997 which has been adopted by the Board of Directors but which is subject to stockholder ratification) and its component plans, which include the Amended and Restated Incentive Stock Option Plan (formerly the 1996 Incentive Stock Option Plan prior to an amendment and restatement effective May 14, 1997 which has been adopted by the Board of Directors but which is subject to stockholder ratification), the Amended and Restated Outside Director Stock Option Plan (formerly the 1996 Outside Director Stock Option Plan prior to an amendment and restatement effective May 14, 1997 which has been adopted by the Board of Directors but which is subject to stockholder ratification), the Amended and Restated Nonqualified Stock Option Plan (formerly the 1996 Nonqualified Stock Option Plan prior to an amendment and restatement effective May 14, 1997 which has been adopted by the Board of Directors but which is subject to stockholder ratification), and the Employee Stock Purchase Plan (approved by the Board of Directors but which is not effective until stockholder ratification). See "Item 11, Executive Compensation -- 1996 Stock Incentive Plan." The members of the Stock Incentive Committee presently are Phillip G. Norton and Bruce M. Bowen. Except for options granted to Mr.
Norton and Mr. Bowen under the employment agreements described in this report, formula plan grants to the outside directors, under the Amended and Restated Outside Director Stock Option Plan (subject to stockholder approval of amendments, including the May 14, 1997 amendment and restatement) and grants that are approved by a majority of the disinterested members of the Board of Directors, no member of the Stock Incentive Committee is eligible to receive grants under the Stock Incentive Plan.

         The Company has no nominating committee or any committee serving a similar function.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended March 31, 1997, except that Forms 3 were filed late by Thomas B. Howard and Steven J. Mencarini.

ITEM 11.  EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table provides certain summary information concerning the compensation earned, for services rendered in all capacities to the Company, by the Company's Chief Executive Officer and certain other executive officers (together with the Chief Executive Officer, the "Named Executive Officers") of the Company for the fiscal year ended March 31, 1997. Certain columns have been omitted from this summary compensation table as they are not applicable.

                                                   ANNUAL COMPENSATION
                                    --------------------------------------------------
                                                                             Other
                                                               Bonus/        Annual         All Other
 Name and Principal Position        Year         Salary      Commission   Compensation    Compensation
 ---------------------------        ----         ------      ----------   ------------    ------------
 Phillip G. Norton                  1997         $67,265            $             $348      $90,000(1)
    Chairman, Chief Executive       1996             984           --               --      120,000(1)
    Officer and President           1995             376           --               --              --

 Bruce M. Bowen                     1997         130,000       10,000     12,729(2)(3)              --
    Director, Chief Financial       1996         120,000       40,000     13,206(2)(3)        1,000(4)
    Officer, Executive Vice         1995         120,000       16,000     11,500(2)(3)        1,000(4)
    President

 Kevin M. Norton                    1997       30,000(5)      249,015         1,500(2)              --
    Vice President of               1996              --      347,023         3,087(2)              --
    Brokerage Operations            1995              --      348,944         1,068(2)              --

 Kleyton L. Parkhurst               1997       40,000(5)      117,567         1,500(2)              --
    Secretary and Treasurer         1996              --      169,352         1,356(2)              --
                                    1995              --      237,153         1,500(2)              --

 Thomas K. McNamara                 1997          42,000      351,781               --           1,109
    Vice President                  1996          42,000       98,257         3,234(2)              --
                                    1995          42,000      335,699         1,500(2)              --

 Thomas B. Howard, Jr.              1997       27,083(6)       20,000               --              --
    Executive Vice President,       1996             N/A          N/A              N/A             N/A
    Chief Operating Officer         1995             N/A          N/A              N/A             N/A

----------------------
(1) Represents guarantee fees paid to Mr. Norton's spouse, Patricia Norton. See "Item 13, Certain Relationships and Related Transactions -- Guarantee Fees."
(2)      Employer 401(k) plan match.
(3) Includes $11,229 in fiscal year 1997 and $10,000 in fiscal years 1996 and 1995, respectively, of interest paid on loans by Mr. Bowen to the Company; the balance represents employer 401(k) plan match amounts.
(4)      Represents the personal use of the Company's country club membership.
(5) Until December 1, 1996 Kevin M. Norton and Kleyton L. Parkhurst were paid on a commission basis and thereafter, pursuant to their employment agreements, received base salaries plus bonus. See "--Compensation Arrangements and Employment Agreements".
(6) Mr. Howard commenced employment in January 1997. See "--Compensation Arrangements and Employment Agreements".

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information with respect to options granted during the last fiscal year to the Named Executive Officers in the above Summary Compensation Table.

                                                                                     Potential Realizable Value at
                                          Percent of                              Assumed Annual Rates of Stock Price
                           Number of        Total                                      Appreciation for Option
                          Securities     Options/SARS                                          Term (6)
                          Underlying      Granted to    Exercise or                            --------
                         Options/SARS    Employees in    Base Price  Expiration
          Name            Granted (#)   Fiscal Year(5)     ($/Sh)       Date              5% ($)       10% ($)
          ----            -----------   --------------     ------       ----              ------       -------
 Phillip G. Norton         130,000(1)             36.7%    $8.75     11/19/2006           715,390    1,812,850
 Bruce M. Bowen             15,000(1)              4.2%    $8.75     11/19/2006            82,545      209,175
 Kevin M. Norton             ----                   ---     ---          ---                ---          ---
 Kleyton L. Parkhurst      100,000(2)             28.3%    $6.40     11/19/2006           785,300    1,629,500
 Thomas K. McNamara          5,000(3)              1.4%    $8.75     11/19/2006            27,515       69,725
                             5,000(4)              1.4%    $10.75    01/07/2007            17,515       59,725
 Thomas B. Howard             ---                   ---     ---          ---                ---          ---

----------------------
(1) The options were granted to Mr. Norton and Mr. Bowen on November 20, 1996 concurrent with closing of the Company's initial public offering with an exercise price equal to the initial public offering price. These options are nonqualified options and were not issued as part of the Company's Stock Incentive Plan. They become exercisable in four annual increments beginning on the date of the initial public offering.
(2) The options were granted to Mr. Parkhurst on September 1, 1996 under an employment agreement. These options are nonqualified options and were not issued as part of the Company's Stock Incentive Plan. They become exercisable in four annual increments beginning on the date of the initial public offering.
(3) The options were granted to Mr. McNamara on November 20, 1996 under the 1996 Incentive Stock Option Plan, a component plan of the Company's Stock Incentive Program. These options become exercisable in four increments beginning one year after grant. See Note 11 of the Company's financial statements appearing elsewhere in the Annual Report on Form 10-K for further discussion of the Company's Stock Incentive Plan.
(4) The options were granted to Mr. McNamara on January 7, 1997 under the 1996 Incentive Stock Option Plan, a component plan of the Company's Stock Incentive Program. These options become exercisable in four installments beginning one year after grant. See Note 11 of the Company's financial statements appearing elsewhere in the Annual
         Report on Form 10-K for further discussion of the Company's Stock Incentive Plan.
(5) Based on options to purchase an aggregate of 353,800 shares granted during fiscal 1997 to certain employees of the Company.
(6) Potential realizable value is calculated based on an assumption that the price of the Company's Common Stock will appreciate at the assumed annual rates shown (5% and 10%), compounded annually, from the date of grant of the option until the end of the option term (10 years). The 5% and 10% assumed rates of appreciation are required by the rules of the SEC and do not represent the Company's estimate of future market prices of the Common Stock.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information with respect to options exercised during the Company's fiscal year ended March 31, 1997 by the Named Executive Officers in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of fiscal year 1997.

                            Shares                     Number of Securities       Value of Unexercised in the
                          Acquired On    Value        Underlying Unexercised         Money Options/SARs at
           Name          Exercise (#)  Realized $   Options/SARS at FY-End (#)         FY-End ($)(1)
           ----          ------------  ----------   --------------------------  ------------------------------
                                                   Exercisable   Unexercisable    Exercisable    Unexercisable
                                                   -----------   -------------    -----------    -------------
 Philip G. Norton             ---         ---         32,500         97,500         105,625         316,875
 Bruce M. Bowen               ---         ---         3,750          11,250          12,188          36,562
 Kevin M. Norton              ---         ---          ---            ---             ---             ---
 Kleyton L. Parkhurst         ---         ---         25,000         75,000         140,000         420,000
 Thomas K. McNamara           ---         ---          ---           10,000           ---            22,500
 Thomas B. Howard, Jr.        ---         ---          ---            ---             ---             ---

-------------
(1) Based on a closing bid price of $12.00 per share as of the close of business on March 31, 1997


         Director Compensation. Directors who are also employees of the Company do not currently receive any compensation nor other services as members of the Board of Directors. Prior to May 14, 1997, the outside directors were paid $500 per meeting. On May 14, 1997, the Board of Directors adopted a revised outside director compensation program which provides for each outside directors to receive a $10,000 annual retainer, and $500 for each special committee meeting. The $500 fee for regular Board meetings was terminated. All directors will be reimbursed for their out-of-pocket expenses incurred to attend board or committee meetings. The Company has adopted the Amended and Restated Outside Director Stock Option Plan (formerly the 1996 Outside Director Stock Option Plan prior to an amendment and restatement effective May 14, 1997 which has been adopted by the Board of Directors but which is subject to stockholder ratification), which provides for the award and exercise of certain options to nonemployee directors on a formula basis
based upon length of service.   In November 1996, under the 1996 Outside
Director Stock Option Plan, the Company granted options to its nonemployee directors to purchase an aggregate of 30,000 shares of Common Stock at an exercise price equal to $8.75 per share, 50% of which may be exercised after the first year of service and the remaining 50% of which may be exercised after the second year of service, provided they continue to serve as directors. The Amended and Restated Outside Director Stock Option Plan made the options granted in November, 1996 immediately exercisable (subject to stockholder ratification) and also provides for the grant of options for 10,000 shares of common stock to each nonemployee director on the anniversary of each year of service as a director at an exercise price equal to the market price as of the date of grant, with each option being subject to a one-year vesting requirement. See "Item 11, Executive Compensation -- 1996 Stock Incentive Plan" for a description of option grants to nonemployee directors.

         Compensation Arrangements and Employment Agreements. The Company has entered into employment agreements with Phillip G. Norton, Bruce M. Bowen, Kleyton L. Parkhurst and William J. Slaton, each effective as of September 1, 1996, with Thomas B. Howard, Jr. effective as of April 1, 1997 and with Steven
J. Mencarini effective as of June 19, 1997. Each employment agreement provides for an initial term of three years, and is subject to an automatic one-year renewal at the expiration thereof unless the Company or the employee provides notice of an intention not to renew at least three months prior to expiration. Under each employment agreement, the employee began to receive, commencing with the first day of the first calendar month after closing the Offering (November 20, 1996), an annual base salary ($200,000 in the case of Phillip G. Norton; $150,000 in the case of Bruce M. Bowen; $120,000 in the case of Kleyton L. Parkhurst and William J. Slaton; $125,000 in the case of Thomas B. Howard, Jr. and Steven J. Mencarini) and are eligible for commissions or performance bonuses. The performance bonus for Phillip G. Norton for each fiscal year is equal to 5% of the increase in the Company's net income before taxes over net income before taxes for the preceding fiscal year, not to exceed $150,000 for any fiscal year. The performance bonus for Bruce M. Bowen for each fiscal year is equal to 5% of the increase in the Company's net income before taxes over net income before taxes for the preceding fiscal year, not to exceed $100,000 for any fiscal year. The performance bonus for Kleyton L. Parkhurst, William J. Slaton, Thomas B. Howard, Jr. and Steven J. Mencarini are paid based upon performance criteria established by Phillip G. Norton and Bruce M. Bowen, not to exceed $80,000 each per fiscal year as to Kleyton L. Parkhurst and William Slaton and not to exceed $100,000 for Thomas B. Howard, Jr. and not to exceed $25,000 for Steven J. Mencarini. Thomas K. McNamara is compensated pursuant to the Company's commission program which is generally based on the profitability of business produced.

         Under the employment agreements, each receives certain other benefits including medical, insurance, death and long term disability benefits, 401(k), and reimbursement of employment related expenses. Mr. Bowen's country club dues are paid by the Company. The employment agreements of Messrs. Norton, Bowen, Slaton, Howard and Mencarini contain a covenant not to compete on the part of each, whereby in the event of a voluntary termination of employment, upon expiration of the term of the agreement or upon the termination of employment by the Company for cause, each are subject to restrictions upon acquiring, consulting with or otherwise engaging in or assisting in the providing of capital needs for competing business activities or entities within the United States for a period of one year after the date of such termination or expiration of the term of the employment agreement.

         Under his employment agreement, Phillip G. Norton was granted options to acquire 130,000 shares of Common Stock at a price per share equal to $8.75 per share. These options have a ten year term, and became exercisable and vested 25% on November 20, 1996, and the balance will be exercisable and vest in 25% increments over three years on November 20, 1997, November 27, 1998, and November 20, 1999, respectively, subject to acceleration upon certain conditions. The Company had paid a $120,000 annual guarantee fee payable in $10,000 monthly payments to Patricia A. Norton, wife of Phillip G. Norton, in consideration of providing certain guarantees and collateral for the NationsBank and First Union Facilities. This fee was terminated when these credit facilities were terminated and the guarantee released. See "Item 13, Certain Relationships and Related Transactions -- Guarantee Fees."

         Under his employment agreement, Bruce M. Bowen was granted options to acquire 15,000 shares of Common Stock at a price equal to $8.75 per share. These options have a ten year term, and became exercisable and vested 25% on November 20, 1996, and the balance will be exercisable and vest in 25% increments over three years on November 20, 1997, November 27, 1998, and

November 20, 1999, respectively, subject to acceleration upon certain conditions.

         Under his employment agreement, Kleyton L. Parkhurst was granted options to acquire 100,000 shares of Common Stock at a price per share equal to $6.40 per share. These options have a ten year term, and became exercisable and vested 25% on November 20, 1996, and the balance will become exercisable and vest in 25% increments over three years on November 20, 1997, November 20, 1998, and November 20, 1999, respectively, subject to acceleration upon certain conditions.

         In connection with his employment, Thomas B. Howard, Jr. was granted incentive stock options to acquire 30,000 shares of Common Stock at a price equal to $11.00 per share. See "Item 11, Executive Compensation -- Master Stock Incentive Plan." These options have a ten year term, and will be exercisable and vest 20% at the end of each year of service over five years, and are subject to acceleration upon certain conditions.

         In connection with his employment, Steven J. Mencarini was granted incentive stock options to acquire 16,200 shares of Common Stock at a price equal to $12.75 per share. See "Item 11, Executive Compensation -- Master Stock Incentive Plan." These options have a ten year term, and will be exercisable and vest 20% at the end of each year of service over five years, and are subject to acceleration upon certain conditions.

         The Company maintains key-man life insurance on Mr. Norton in the amount of $10 million and on Mr. Bowen in the amount of $1 million. The Company maintains key-man life insurance on Mr. Norton in the form of two separate policies, one with the Prudential Life Insurance Company and the second with TransAmerica Life Co., each in the amount of $5 million and on Mr. Bowen with CNA Insurance Company in the amount of $1 million.

         Master Stock Incentive Plan. The Company has established a stock incentive program (the "Master Stock Incentive Plan")(formerly the 1996 Stock Incentive Plan prior to amendment and restatement effective May 14, 1997 which has been adopted by the Board of Directors but which is subject to stockholder ratification) to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees of the Company to participate in the ownership of the Company. The Master Stock Incentive Plan provides for the award to eligible directors, employees, and independent contractors of the Company, of a broad variety of stock-based compensation alternatives under a series of component plans. These component plans include tax advantaged incentive stock options for employees under the Incentive Stock Option Plan (formerly the 1996 Incentive Stock Option Plan prior to amendment and restatement effective May 14, 1997 which is subject to stockholder ratification ), formula length of service based nonqualified options to nonemployee directors under the Outside Director Stock Plan (formerly the 1996 Outside Director Stock Option Plan prior to amendment and restatement effective May 14, 1997 subject to stockholder ratification), nonqualified stock options under the Nonqualified Stock Option Plan

(formerly the 1996 Nonqualified Stock Option Plan prior to amendment and restatement effective May 14, 1997 subject to stockholder ratification), a program for employee purchase of Common Stock of the Company at 85% of fair market value under a tax advantaged Employee Stock Purchase Plan (approved by the Board of Directors but which is not effective until stockholder ratification), as well as other restrictive stock and performance based stock awards and programs which may be established by the Board of Directors. The Company anticipates that the above described amendments and restatements and the Employee Stock Purchase Plan (collectively the May 14, 1997 Amendments") which require stockholder ratification will be submitted for stockholder approval at the next annual meeting of the Company. Prior to the May 14, 1997 Amendments which are subject to stockholder ratification, the Company had reserved a total of 155,000 shares of Common Stock for issuance upon exercise of options under: (i) the 1996 Incentive Stock Option Plan (under which options for an aggregate of 58,800 shares were granted on November 20, 1996, options for an aggregate of 15,000 shares were granted on January 8, 1997, options for 30,000 were granted to Thomas B. Howard, Jr. on April 25, 1997, and options for 16,200 shares were granted to Steven J. Mencarini on June 19,
1997); (ii) the 1996 Outside Director Stock Plan (under which options for an aggregate of 75,000 shares of Common Stock were reserved for grant under a formula plan based upon length of service, which reserved number was reduced to 30,000 shares which were transferred to the Incentive Stock Option Plan by the Board of Directors on May 14, 1997, subject to stockholder approval of the amendment and restatement of that plan and under which options for 30,000 shares of Common Stock were granted on November 20, 1996); and (iii) the 1996 Nonqualified Stock Option Plan (under which options for an aggregate of 5,000 shares of Common Stock were granted on January 8, 1997). The May 14, 1997 Amendments increase the aggregate number of shares reserved for grant under all plans which are a part of the Master Stock Incentive Plan to a floating number equal to 20% of the issued and outstanding stock of the Company (after giving effect to pro forma assumed exercise of all outstanding options and purchase rights). The number that may be subject to options granted under the Incentive Stock Option Plan is also further capped at a maximum of 4,000,000 shares to comply with IRS requirements for a specified maximum. As of June 30, 1997, based on 5,150,000 shares outstanding and 400,000 shares of Common Stock for which options have been granted, this 20% number would be 1,110,000 shares.

         The Stock Incentive Plan is administered by the Stock Incentive Committee, which is authorized to select from among the eligible participants the individuals to whom options, restricted stock purchase rights and performance awards are to be granted and to determine the number of shares to be subject thereto and the terms and conditions thereof. The Stock Incentive Committee is also authorized to adopt, amend and rescind the rules relating to the administration of the Stock Incentive Plan. Except for grants that are approved by a majority of the Company's Board of Directors, no member of the Stock Incentive Committee is eligible to participate in future grants of options in the Stock Incentive Plan.

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

         Nonqualified stock options issued under the Stock Incentive Plan, may be granted to directors, officers, independent contractors and employees and will provide for the right to purchase shares of Common Stock at a specified price which may be less than fair market value on the date of grant, and usually will become exercisable in installments after the grant date. Nonqualified stock options may be granted for any reasonable term.

         Under the Outside Director Stock Option Plan, each of the three nonemployee directors were granted options, on November 20, 1996, to purchase an aggregate of 30,000 shares of Common Stock, which, as amended, became immediately exercisable in May 1997. The Outside Director Stock Option Plan also provides for the grant of options for 10,000 shares to each nonemployee director (30,000 annually in the aggregate) on each anniversary of service, at an exercise price equal to the market price as of the date of grant, with each option being exercisable on the first anniversary of grant.

         In May 1997, the Board of Directors adopted a resolution to approve an Employee Stock Purchase Plan, subject to shareholder vote and ratification. Under the plan, employees will be eligible to purchase up to $2,500 of stock each calendar quarter, subject to a $10,000 annual maximum, by committing to the number of shares desired at the beginning of each plan period and purchasing the shares at the end of the plan period at a price equal to 85% of the lesser of (a) the Fair Market Value of a share of Common Stock on the first day of the calendar quarter or (b) the Fair Market Value of a share of Stock on the last day of the calendar quarter.

         Compensation Committee Interlocks and Insider Participation. For the year ended March 31, 1997, all decisions regarding executive compensation were made by the Compensation Committee when applicable or by Mr. Norton as President. None of the executive officers of the Company currently serves on the Compensation Committee of another entity or any other committee of the board of directors of another entity performing similar functions. For a description of transactions between the Company and Mr. Bowen, see "Item 13, Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of July 18, 1997, regarding the beneficial ownership of the Common Stock, with respect to
(i) each director of the Company, (ii) each person who is known by the Company to own beneficially 5% or more of the Common Stock, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                                   Shares Beneficially Owned
                                                   -------------------------
 Name and Address of Beneficial Owner            Number                 Percent
 ------------------------------------            ------                 -------
 Phillip G. Norton(2)                          2,825,500                 53.2%
 1019 Basil Road
 McLean, Virginia 22101

 Bruce M. and Elizabeth D. Bowen(3)             763,750                  14.4%
 10895 Lake Windermere Drive
 Great Falls, Virginia 22066

 William J. Slaton                              400,000                   7.5%
 1850 Maple Glen
 Sacramento, California 95864

 Kevin M. Norton(4)                             376,500                   7.1%
 5920 Royal Palm
 Plano, Texas 75093

 Patrick J. Norton(4)                           376,500                   7.1%
 705 Brookfield Road
 Raleigh, North Carolina 27615

 Kleyton L. Parkhurst(5)                         68,000                   1.3%
 605 Abbott Lane
 Falls Church, Virginia 22046

 Jonathan J. Ledecky                             10,000                     *
 1400 34th Street, N.W.
 Washington, D.C. 20007

 Thomas K. McNamara                              10,000                     *
 420 Weldon Drive
 Westchester, PA 19380

 Thomas B. Howard, Jr.                              -0-                     *
 11565 Embers Court
 Reston, VA 20191

                                                    Shares Beneficially Owned
                                                    -------------------------
 Name and Address of Beneficial Owner              Number              Percent
 ------------------------------------              ------              -------
 Terrence O'Donnell                                10,000                  *
 5133 Yuma Street, N.W.
 Washington, D.C.  20016

 Carl J. Rickertsen                                10,000                  *
 4016 Linnean Avenue, N.W.
 Washington, D.C.  20008

 Barbara J. Simmonds                                1,880                  *
 3053 N. Peary Street
 Arlington, VA 22207

 Laifer Capital Management(6)                     474,000                9.2%
 114 West 47th Street
 New York, NY  10036

 All directors and named officers as a group
                                                4,119,130               77.6%

----------------------------------
*less than 1%

------------
(1) Unless otherwise indicated and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming options that are held by such person (but not those held by any other person) and that are exercisable within sixty days from the date of this report have been exercised.
(2) Includes 2,040,000 shares held by J.A.P. Investment Group, L.P., a Virginia limited partnership, of which J.A.P., Inc., a Virginia corporation, is the sole general partner, and Patricia A. Norton, trustee for the benefit of Phillip G. Norton, Jr., u/a dated as of July 20, 1983, Patricia A. Norton, trustee for the benefit of Andrew
         L. Norton u/a dated as of July 20, 1983, Patricia A. Norton, trustee for the benefit of Jeremiah O. Norton u/a dated as of July 20, 1983, and Patricia A. Norton are the limited partners. Patricia A. Norton, spouse of Phillip G. Norton, is the sole stockholder of J.A.P., Inc. and Phillip G. Norton is the sole director and President of J.A.P., Inc. Phillip G. Norton holds sole voting rights as to all of the shares of Common Stock and as to all shares of voting stock acquired in the future held by J.A.P. Investment Group, L.P., Kevin M. Norton and Patrick J. Norton, Jr. under the Irrevocable Proxy and Stock Rights Agreement. See "Item 12, Security Ownership of Certain Beneficial Owners and Management -- Irrevocable Proxy and Stock Rights Agreement." Also includes 32,500 shares of Common Stock that Phillip
         G. Norton has rights to acquire pursuant to options, which vested upon completion of the Offering and which are immediately exercisable and excludes 97,500 options to acquire shares of Common Stock which are not vested and not immediately exercisable. See "Item 12, Security Ownership of Certain Beneficial Owners and Management -- Irrevocable Proxy and Stock Rights Agreement" and "Item 11, Executive Compensation -- Compensation Arrangements and Employment Agreements."

(3) Includes 600,000 shares held by Bruce M. and Elizabeth D. Bowen, as tenants by the entirety, and includes 160,000 shares held by Bowen Holdings L.C., a Virginia limited liability Company composed of Bruce
         M. Bowen and three minor children, Daniel Bowen, Sarah Bowen and Margaret Bowen, of whom Bruce M. Bowen is legal guardian and for which Bruce M. Bowen serves as manager. Also includes 3,750 shares of Common Stock that Bruce M. Bowen has rights to acquire pursuant to options and excludes 11,250 options to acquire Common Stock which are not vested and not immediately exercisable. See "Item 11, Executive Compensation -- Compensation Arrangements and Employment Agreements."
(4) Phillip G. Norton holds sole voting rights as to all of the foregoing shares of Common Stock under an Irrevocable Proxy and Stock Rights Agreement. See "Item 12, Security Ownership of Certain Beneficial Owners and Management -- Irrevocable Proxy and Stock Rights Agreement."
(5) Includes 13,000 shares held by Kleyton L. Parkhurst, 30,000 shares held by three minor children of Kleyton L. Parkhurst, Charlotte A. Parkhurst, Madeline M. Parkhurst, and Kleyton L. Parkhurst, Jr., all of which are voted by Kleyton L. Parkhurst, Custodian, under the Virginia Uniform Gift to Minors Act and 25,000 shares of Common Stock that Kleyton L. Parkhurst has option rights to acquire, and excludes 75,000 options to acquire Common Stock which are not vested and not immediately exercisable. See "Item 11, Executive Compensation -- Compensation Arrangements and Employment Agreements."
(6) On May 28, 1997, a Schedule 13D was filed by Laifer Capital Management, Inc. According to the filing, Laifer Capital Management, Inc. is the beneficial owner of 474,000 shares, or 9.2%. The 474,000 shares of Common Stock beneficially owned by Laifer Capital Management, Inc. includes: (i) 267,500 shares of Common Stock beneficially owned by Laifer Capital Management, Inc. in its capacity as General Partner and investment advisor to Hilltop Partners, L.P.; and (ii) 206,500 shares of Common Stock beneficially owned by Laifer Capital Management, Inc. in its capacity as investment advisor to various other clients. These clients include: (a) various Wolfson family entities ("Wolfson"), with an address at One State Street Plaza, New York, New York 10004-1505, and (b) Hilltop Offshore Limited, a Cayman Islands company, with an address c/o Consolidated Fund Management Limited, P.O. Box HM 2257, Par La Ville Place, 14 Par La Ville Road, Hamilton HMJX, Bermuda (collectively, the "Clients"). Lance Laifer, as president, sole director and principal stockholder of Laifer Capital Management, Inc., is deemed to have the same beneficial ownership as Laifer Capital Management, Inc.

IRREVOCABLE PROXY AND STOCK RIGHTS AGREEMENT

         Phillip G. Norton and J.A.P. Investments Group, L.P., Kevin M. Norton and Patrick J. Norton have entered into an agreement entitled "Irrevocable Proxy and Stock Rights Agreement" pursuant to the terms of which (i) each of J.A.P. Investments, L.P., Kevin M. Norton and Patrick J. Norton have granted Phillip G. Norton an irrevocable proxy to vote their shares of Common Stock, which proxy terminates only upon the death or mental incapacity of Phillip G. Norton or in the event of his death or mental incapacity, then to Patricia A. Norton, if then living, or upon the sale or transfer to a third party of the shares of Common Stock subject thereto and (ii) Kevin M. Norton or Patrick J. Norton have granted Phillip G. Norton a first right to buy their shares of Common Stock in the event they desire to sell or transfer any shares of Common Stock to a third party. The foregoing first right to buy is at 85% of the market value, or if sold for less, for a period of three years from November 20, 1996 (the date of closing of the Offering) and at 95% of the market value thereafter. Phillip G. Norton may assign his first right to buy to a third party, and if exercised, the terms of the Irrevocable Proxy and Stock Rights Agreement provide for a deferred purchase money note to finance the purchase. Any shares of Common Stock which Kevin M. Norton or Patrick J. Norton offers to Phillip G. Norton and which are subsequently sold or transferred to a third party after Phillip G. Norton's nonexercise of his first right to buy, will no longer be subject to the Irrevocable Proxy and Stock Rights Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GUARANTEES OF NATIONSBANK FACILITY

         Through December 1996, the NationsBank Facility was guaranteed by Phillip G. Norton, Patricia A. Norton, Bruce M. Bowen, Elizabeth D. Bowen, William J. Slaton, Margaret Newton, Kevin M. Norton, Brianna Norton and Patrick
J. Norton. In addition, this line was secured by a pledge of approximately $1.5 million of cash collateral pledged by Phillip G. Norton and his spouse
Patricia A. Norton.  See "Item 1, Business -- Financing."   The Company
terminated the NationsBank Facility on December 31, 1996, at which time all stockholders' personal guarantees were removed and collateral pledges released.

GUARANTEES OF FIRST UNION FACILITY

         Through June 10, 1997, the First Union Facility was guaranteed by Phillip G. Norton, Patricia A. Norton, Bruce M. Bowen, Elizabeth D. Bowen, William J. Slaton, Kevin M. Norton and Patrick J. Norton, each of whom is a beneficial owner of Common Stock. In addition, the facility was secured by cash and securities having a value of approximately $1.2 million, pledged as collateral by Patricia A. Norton, as trustee for the Phillip G. Norton Jr. Trust, the Andrew L. Norton Trust and the Jeremiah O. Norton Trust. See "Item 1, Business -- Financing." Upon termination of the line on June 10, 1997, all stockholders' personal guarantees were removed and collateral pledges released.

GUARANTEES OF NATIONSBANC LEASING FACILITY

         Through January 31, 1997, the NationsBanc Leasing Facility was guaranteed by Phillip G. Norton and Bruce M. Bowen. See "Item 1, Business -- Financing." The Company terminated the Facility, at which time all stockholders' personal guarantees were removed.

STOCKHOLDER LOANS

         During November 1996, the Company repaid a total of $275,000 in outstanding borrowings from stockholders ($175,000 from Bruce M. Bowen and $100,000 from William J. Slaton) with a portion of proceeds received from the Offering. Each of these loans was evidenced by a promissory note dated March 1, 1995, bearing interest at the rate of 10% per annum, and due March 1, 1998. The Company paid $17,500 and $10,000 in interest for fiscal year 1996, and $11,229 and $6,417 in interest for fiscal year 1997 to Messrs. Bowen and Slaton, respectively.

NEW ENERGY LEASING CORPORATION OBLIGATIONS

         The Company is a party to an agreement entered into in 1994 with New Energy Leasing Corporation ("New Energy"), of which Bruce M. Bowen is a 45% stockholder. Under that arrangement, the Company has sold leases to New Energy under which the Company remains obligated to manage the lease and to provide remarketing or asset disposition services upon expiration or other termination of the lease. The Company recognized revenue for such transactions of approximately $1.3 million for the year ended March 31, 1996, and the basis of the equipment sold was approximately $1.6 million. During the year ended March 31, 1997, the Company received remarketing fees from New Energy in the amount of $224,126. New Energy is entitled to the first $75,000 of proceeds from any remarketing or sale of the assets, with the Company being entitled to 90% of any proceeds above that amount. This agreement and the lease transactions to which it relates are slated to expire in 1999. The Company does not intend to enter into any further lease sale transactions with New Energy.

MLC FEDERAL OBLIGATIONS

         Marcella A. Dilworth and Donna O'Hear, sister-in-law of Phillip G. Norton, two of the Company's employees, own 51% and 49%, respectively, of MLC Federal, Inc., a woman-owned small business which was purchased from the Company in 1992. The Company and MLC Federal have entered into a Servicing Agreement which sets forth cost and profit sharing and reimbursement for transactions which are jointly originated, serviced, or financed by MLC Federal and/or the Company. The Company expects to continue this relationship to originate various federal government contracts and financing arrangements. In July, 1997, Marcella Dilworth gave notice of her resignation from the Company but may continue to work with the Company as an outside contractor.

         As of March 31, 1996 and 1997, $152,606 and $72,000, respectively, was receivable from MLC Federal, the payment of which is unlikely. As of March 31, 1997, the Company fully reserved for the receivable from MLC Federal.

GUARANTEE FEES

         From April 1, 1995 through December 31, 1996, the Company paid a total of $210,000 of guarantee fees, $10,000 per month, to Patricia A. Norton, the spouse of Phillip G. Norton, as consideration for her providing personal guarantees and pledging personal assets for the NationsBank Facility.

ADVANCES AND LOANS TO EMPLOYEES AND STOCKHOLDERS

         The Company has, in the past, provided loans and advances to employees and certain stockholders. Such balances are to be repaid from commissions earned by the employees/stockholders on successful sales or financing arrangements obtained on behalf of the Company. Loans and advances totaled $47,812, $76,349, and $14,353 as of March 31, 1997, 1996, and 1995,
respectively. The aggregate amount of these advances equals $12,193, $139,500 and $61,583 for years ended March 31, 1997, 1996 and 1995, respectively. Amounts of $53,941, $82,612 and $80,505 were repaid during the years ended March 31, 1997, 1996 and 1995, respectively.

LOANS TO STOCKHOLDERS

         In 1994, the Company loaned $40,000 to Kevin M. Norton, an officer and a stockholder of the Company, pursuant to a promissory note dated February 15, 1994 bearing interest at 8% per annum and due July 31, 1995. Kevin M. Norton paid interest of $2,048 and $382 during fiscal years 1995 and 1996, respectively and made principal repayments of $25,505 and $14,495 during fiscal years 1995 and 1996, respectively. The Company's $40,000 loan to Kevin M. Norton was repaid in full during fiscal year 1996.

         In 1995, the Company loaned $74,115 to William J. Slaton, an officer and a stockholder of the Company, pursuant to a promissory note dated January 5, 1995 bearing no interest and due on demand. Mr. Slaton repaid this note in full in 1995.

         In 1995, the Company loaned $54,000 to Patrick J. Norton, a stockholder of the Company, pursuant to a promissory note dated November 17, 1995, bearing interest at 8% per annum. Patrick J. Norton paid interest of $1,608 and made principal repayments of $8,392 during fiscal year 1996 and interest of $3,193 and principal payments of $14,507 during fiscal year 1997. The Company's loan to Patrick J. Norton had balances of $31,101 and $45,608 as of the end of March 31, 1997 and 1996, respectively.

BROKERAGE FEE

         During the year ended March 31, 1997, the Company recognized $250,000 in income from broker fees for providing advisory services to a company which is owned in part by Carl J. Rickertsen, one of the Company's outside directors.

INDEMNIFICATION AGREEMENTS

         The Company has entered into separate but identical indemnification agreements (the "Indemnification agreements") with each director and executive officer of the Company and expects to enter into Indemnification Agreements with persons who become directors or executive officers in the future. The Indemnification Agreements provide that the Company will indemnify the director or officer (the "Indemnitee") against any expenses or liabilities in connection with any proceeding in which such Indemnitee may be involved as a party or otherwise, by reason of the fact that such Indemnitee is or was a director or officer of the Corporation or by reason of any action taken by or omitted to be taken by such Indemnitee while acting as an officer or director of the Corporation, provided that such indemnity shall only apply if (i) the Indemnitee was acting in good faith and in a manner the Indemnitee reasonably believed to be in the best interests of the Corporation, and, with respect to any criminal action, had no reasonable cause to believe the Indemnitee's conduct was unlawful, (ii) the claim was not made to recover profits made by such indemnitee in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any successor statute, (iii) the claim was not initiated by the Indemnitee, or (iv) the claim was not covered by applicable insurance, or (v) the claim was not for an act or omission of a director of the Company from which a director may not be relieved of liability under Section 103(b)(7) of the

DGCL. Each Indemnitee has undertaken to repay the Company for any costs or expenses paid by the Company if it shall ultimately be determined that such Indemnitee is not entitled to indemnification under the Indemnification Agreements.

FUTURE TRANSACTIONS

         Certain of the transactions described above may be on terms more favorable to officers, directors and principal stockholders than they could obtain in transaction with an unaffiliated party. The Company intends to adopt a policy requiring that all material transactions between the Company and its officers, directors or other affiliates must (i) be approved by a majority of the disinterested members of the Board of Directors of the Company, and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MLC Holdings, Inc.


                         By:          /s/ PHILLIP G. NORTON
                                ------------------------------------
                                Phillip G. Norton, Chairman of the Board,
                                President and Chief Executive Officer
                         Date:  July 29, 1997



                         By:           /s/ STEVEN J. MENCARINI
                                ------------------------------------
                                Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                         Date:  July 29, 1997



                         By:           /s/ BRUCE M. BOWEN
                                ------------------------------------
                                Bruce M. Bowen, Director and
                                Executive Vice-President
                         Date:  July 29, 1997

                         By:
                                -------------------------------------
                                Jonathan J. Ledecky, Director
                         Date:  July__, 1997



                         By:
                                -------------------------------------
                                Terrence O'Donnell, Director
                         Date:  July__, 1997



                         By:      /s/ CARL J. RICKERTSEN
                                -------------------------------------
                                Carl J. Rickertsen, Director
                         Date:  July 29, 1997



                         By:     /s/ Kleyton L. Parkhurst
                                -------------------------------------
                                Kleyton L. Parkhurst, Secretary and
                                Treasurer
                         Date:  July 29, 1997



                         By:     /s/ BARBARA J. SIMMONDS
                                -------------------------------------
                                Barbara J. Simmonds, Vice President and
                                Controller
                         Date:  July 29, 1997