Form 10-Q
period 1997-06-30
MLC HOLDINGS INC
filed 1997-08-11
CIK 1022408

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        -------------------------------

                                   FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------     -------

Commission File Number 0-28926

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding July 24, 1997 was 5,572,307 shares.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES



                                                                                 PAGE

Part I.     Financial Information


  Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets June 30, 1997
            (Unaudited)and March 31, 1997

            Condensed Consolidated Statements of Earnings, Three month periods ended June 30, 1997 (Unaudited) and 1996 (Unaudited)

            Condensed Consolidated Statements of Cash Flows, Three month periods ended June 30, 1997(Unaudited) and 1996 (Unaudited)

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

  Item 3.   Defaults Upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K


            Signatures


                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              June 30,                     March 31,
                                                                1997                         1997
                                                             (UNAUDITED)
                                                            -------------                 -------------

                  ASSETS
     Cash and cash equivalents                              $   3,796,192                 $   6,048,008
     Accounts receivable                                        4,907,662                     5,184,214
     Notes receivable                                          11,478,904                     2,154,250
     Employee advances                                             63,618                        47,812
     Inventories                                                1,165,455                       184,085
     Investment in direct financing and
     sales-type leases - net                                   19,625,802                    17,473,069
     Investment in operating lease
     equipment - net                                            9,750,137                    11,065,159
     Property and equipment - net                                 303,058                       297,617
     Other assets                                                 740,218                       604,792
                                                            -------------                 -------------

     TOTAL ASSETS                                           $  51,831,046                 $  43,059,006
                                                            =============                 =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES:
     Accounts payable - equipment                           $   6,435,546                 $   4,946,422
     Accounts payable - trade                                     493,489                       561,482
     Salaries and commissions payable                             110,700                       472,258
     Accrued expenses and other
     liabilities                                                2,743,630                     1,615,898
     Income taxes payable                                         269,082                       930,587
     Recourse notes payable                                     7,818,471                       268,744
     Nonrecourse notes payable                                 18,472,012                    19,705,059
     Deferred taxes                                               590,000                       590,000
                                                            -------------                 -------------

                  Total liabilities                         $  36,932,930                 $  29,090,450
                                                            -------------                 -------------

     COMMITMENTS AND CONTINGENCIES                                -----                        -----

     STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - 2,000,000 shares
     authorized; none issued or outstanding                       -----                        -----
     Common stock, $.01 par value - 10,000,000 shares
     authorized; 5,150,000 shares issued and
     outstanding at June 30, 1997 and
     March 31, 1997                                                51,500                        51,500
     Additional paid-in capital                                 8,617,654                     8,611,354
     Retained earnings                                          6,228,962                     5,305,702
                                                            -------------                 -------------

               Total stockholders' equity                      14,898,116                    13,968,556
                                                            -------------                 -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                                 $  51,831,046                 $  43,059,006
                                                            =============                 =============





See accompanying notes to condensed consolidated financial statements.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                     JUNE 30,
                                                      ---------------------------------------
                                                              1997                 1996
                                                      -----------------  --------------------
       REVENUES:
      Sales of equipment                                    $ 2,169,170         $   4,177,042
      Sales of leased equipment                              20,140,240             6,234,984
                                                      -----------------  --------------------

                Total sales                                  22,309,410            10,412,026
                                                      -----------------  --------------------

      Lease revenues                                          3,840,264             1,791,458
      Fee and other income                                      613,061               692,468
                                                      -----------------  --------------------

                Total revenues                               26,762,735            12,895,952
                                                      -----------------  --------------------


        COSTS AND EXPENSES:

      Cost of sales of equipment                              1,946,262             3,643,838
      Cost of sales of leased equipment                      19,912,017             6,250,477
                                                      -----------------  --------------------

                Cost of sales                                21,858,279             9,894,315
                                                      -----------------  --------------------

      Direct lease costs                                      1,708,450               780,788
      Professional and other fees                               171,042               127,785
      Salaries and benefits                                     769,787               665,078
      General and administrative expenses                       431,631               258,549
      Interest and financing costs                              439,974               370,238
                                                      -----------------  --------------------

                Total costs and expenses                     25,379,163            12,096,753
                                                      -----------------  --------------------

      EARNINGS BEFORE PROVISION FOR INCOME TAXES              1,383,572               799,199
      PROVISION FOR INCOME TAXES                                460,312               284,000
                                                      -----------------  --------------------

      NET EARNINGS                                          $   923,260         $     515,199
                                                      =================  ====================

      NET EARNINGS PER COMMON SHARE                            $   0.18              $   0.13
                                                      =================  ====================


     See accompanying notes to condensed consolidated financial statements.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      June 30,
                                                                   ----------------------------------------------
                                                                            1997                   1996
                                                                   ---------------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings                                                             $   923,260             $   515,199
    Adjustments to reconcile net earnings to net
       cash used in operating activities:
       Depreciation & amortization                                             1,149,032                 528,544
       Provision for credit losses                                              (30,000)                   -----
       (Gain) loss on sale of operating lease equipment                        (113,952)                  17,180
       Adjustment of basis to fair market value
          of early returned operating lease
             equipment                                                           231,000                   -----
       Payments from lessees directly to lenders                               (641,730)               (388,623)

       Deferred taxes                                                              -----                  21,000
       Compensation to outside directors-stock
             options                                                               6,300                   -----
       Changes in:
            Accounts receivable                                                  276,552               (689,646)
            Notes receivable                                                 (9,324,654)               (954,045)
            Employee advances                                                   (15,806)                 (1,410)
            Inventories                                                        (851,370)                  19,013
            Other assets                                                        (21,109)                  38,284
            Accounts payable - equipment                                       1,489,123             (1,580,806)
            Accounts payable - trade                                            (67,993)               (301,196)
            Salaries & commissions payable                                     (361,558)                  69,181
            Accrued expenses and other liabilities                             1,127,732                 336,510
            Income taxes payable                                               (661,505)                 212,476
                                                                   ---------------------- -----------------------
                   Net cash used in operating
                     activities                                              (6,886,678)             (2,158,339)
                                                                   ---------------------- -----------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of operating lease equipment                              353,762                 850,099
    Purchase of operating lease equipment                                    (1,018,137)             (3,653,553)
    Increase in investment in direct financing and sales-type
    leases                                                                   (2,997,485)                  27,844
    Purchase of property and equipment                                          (30,599)                 (6,240)
    (Increase)/decrease in other assets                                        (114,315)                  92,934
                                                                   ---------------------- -----------------------
                   Net cash used in
                    investing activities                                     (3,806,774)             (2,688,916)
                                                                   ---------------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings:
         Nonrecourse                                                           2,004,927               5,051,925
         Recourse                                                                 94,364                 -----
    Repayments:
         Nonrecourse                                                         (1,113,018)               (316,991)
         Recourse                                                               (44,637)                (16,541)
    Proceeds from lines of credit                                              7,500,000                 216,962
                                                                   ---------------------- -----------------------
                   Net cash provided by
                    financing activities                                       8,441,636               4,935,355
                                                                   ---------------------- -----------------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS
                                                                             (2,251,816)                  88,100

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 6,048,008                 357,881
                                                                   ---------------------- -----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 3,796,192               $ 445,981
                                                                   ====================== =======================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                            $       400              $   46,242
                                                                   ====================== =======================

    Income taxes paid                                                        $ 1,121,818              $   50,523
                                                                   ====================== =======================

                                                                             (concluded)



     See accompanying notes to condensed consolidated financial statements.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1997, and the statements of earnings and statements of cash flows for the three month periods ended June 30, 1997 and June 30, 1996 have been prepared by the Company, without audit.

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 1997 and results of earnings and cash flows for the periods ended June 30, 1997 and 1996.


2. INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

 The Company's investment in direct finance leases consists of the following components:

                                                                            JUNE 30,           MARCH 31,
                                                                             1997                 1997
                                                                      ------------------   ------------------
                                                                                  (In thousands)
     Minimum lease payments                                               $      19,649        $      18,752
     Estimated unguaranteed residual value                                        2,599                1,271
     Initial direct costs - net of amortization                                   1,050                1,237
     Less:  Unearned lease income                                               (3,636)              (3,721)
     Reserve for credit losses                                                     (36)                 (66)
                                                                      ------------------   ------------------
     Investment in direct financing lease and
         sales-type lease - net                                           $      19,626        $      17,473
                                                                      ==================   ==================

3. INVESTMENT IN OPERATING LEASE EQUIPMENT

 The components of the net investment in operating lease equipment are as follows:

                                                                            JUNE 30,           MARCH 31,
                                                                             1997                 1997
                                                                      ------------------   ------------------
                                                                                  (In thousands)
     Cost of equipment under operating leases                            $       13,741        $      14,519
     Initial direct costs                                                            21                   42
     Accumulated depreciation and amortization                                  (4,012)              (3,496)
                                                                      ------------------   ------------------

     Investment in operating leases - net                                $        9,750        $      11,065
                                                                      ==================   ==================

4. BUSINESS COMBINATION

On July, 24, 1997, the Company, through a new wholly owned subsidiary, MLC Network Solutions, Inc. incorporated on July 14, 1997, entered into an Agreement and Plan of Merger with Compuventures of Pitt County, Inc. ("Compuventures"). Compuventures was merged into MLC Network Solutions, Inc. effective July 24, 1997. The outstanding shares of Compuventures Common Stock were converted into 260,978 common shares, valued at $3,384,564, of MLC Holdings, Inc. Common Stock. Compuventures is a value-added reseller of PC's and related network equipment and software products and provides various support services to its customers from facilities located in Greenville, Raleigh and Wilmington, North Carolina.

The merger will be accounted for as a pooling of interests. The following unaudited pro forma data summarizes the combined operations of the Company and Compuventures as if the merger had occurred at the beginning of the periods presented. The amounts below have been adjusted to include a tax provision in Net Income for Compuventures as it did not provide for income taxes under its former S Corporation tax status.


                                          Unaudited Pro Forma
                                           Three Months Ended
                                                June 30,
                                       -------------------------
                                         1997               1996
                                       (In thousands, except per
                                           share information)

Revenue                                 $ 32,986       $ 16,968
Net Income                              $  1,118       $    636
Net Earnings per common share             $ 0.21         $ 0.15
Pro Forma Outstanding shares               5,432          4,260



The pro forma earnings per common share are based on the sum of the historical average common shares outstanding ,as reported by MLC Holdings, Inc., and the historical average common shares outstanding for Compuventures converted to MLC Holdings, Inc. shares.

5. PRIVATE PLACEMENT OF EQUITY SUBSEQUENT TO QUARTER END

On July 1, 1997, the Company issued 161,329 shares of stock to a single investor in a private placement for cash consideration of $2,000,000 (per share price at $12.40). The stock was priced, per a Stock Purchase Agreement dated June 18, 1997, at a per share price equal to one-twentieth (1/20)of the sum of the closing price per share of the Company's common stock as reported on the NASDAQ National Market at the close of each of the last twenty business days immediately prior to the closing date (June 4, to July 1), multiplied by (.95). Earnings per share amounts in this report are not adjusted for this stock placement as it was consummated subsequent to June 30, 1997.





                      MLC HOLDINGS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED
         JUNE 30, 1997.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's 10-K for the fiscal year ended March 31, 1997.

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

RESULTS OF OPERATIONS

Revenues. Total revenues increased 107.5% to $26,762,735 for the three month period ended June 30, 1997, compared with the corresponding prior year period. The fluctuation in revenue is attributed to the variability of timing of transactions originated, or sold by the Company, and fluctuations may continue in the future (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales. Sales increased 114.3% to $22,309,410 for the three month period ended June 30, 1997, compared with the corresponding prior year period.

         Sales of Equipment: Sales of Equipment decreased 48.1% to $2,169,170 for the three month period ended June 30, 1997, compared with the corresponding prior year period. The decrease in Sales of Equipment is a result of fluctuations in business activity in this business segment which can vary considerably from quarter to quarter based on the number and size of transactions.

         Sales of Leased Equipment: Sales of Leased Equipment increased 223.0% to $20,140,240 for the three month period ended June 30, 1997, compared with the corresponding prior year period. The fluctuation in Sales of Leased Equipment is a result of increased activity and fluctuations in the timing of the sales to the Company's institutional equity partner, Cargill Leasing Corporation.

Lease Revenues. Lease revenues increased 114.4% to $3,840,264 for the three month period ended June 30, 1997, compared with the corresponding prior year period. The increases in lease revenue reflect a higher average investment in operating and direct finance leases, resulting from increases in operating and direct finance leases originated by the Company over the past year, and an increase in interim rents accrued, in the first three months of 1997, compared to the same period in 1996.

Fee and Other Income. Fee and other income decreased 11.5% to $613,061 for the three month period ended June 30, 1997 as a result of a lower level of remarketing fees, offset partially by higher levels of broker fee earned from the equity sale, as compared to the same period in 1996.

Costs and Expenses. Total expenses increased 109.8% to $25,379,163 for the three month period ended June 30, 1997, compared with the corresponding prior year period.

Cost of Sales. Cost of sales increased 120.9% to $21,858,279 for the three month period ended June 30, 1997, compared with the corresponding prior year period, as a result of an increase in sales activities for this period. The fluctuation in sales expenses can be attributed to the variability of increased activity and timing of transactions originated, or sold by the Company, and fluctuations may continue in the future (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

         Cost of Sales of Equipment: The Cost of Sales of Equipment decreased 46.6% to $1,946,262 for the three month period ended June 30, 1997, compared with the corresponding prior year period reflecting decreases in related sales.

         Cost of Sales of Leased Equipment: The Cost of Sales of Leased Equipment increased 218.6% to $19,912,017 for the three month period June 30, 1997, compared with the corresponding prior year period. This fluctuation is a result of fluctuations in the timing of the sales to the Company's institutional equity partner.

Direct Lease Costs. Direct lease costs increased 118.8% to $1,708,450 for the three month period ended June 30, 1997, compared with the corresponding prior year period. The increase is due to the increase in the operating and direct finance lease base, resulting from increases in operating and direct finance leases originated by the Company over the past year.


Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 30.5% to $1,372,460 for the three month periods ended June 30, 1997, compared with the corresponding prior year period. The increase is primarily attributable to increased compensation and benefit costs as a result of an increase in the number of employees, increase in commissions paid as a result of transaction profitability, and an increase in general and administrative costs relating to the higher volume of lease business.

Interest Expense. Interest expense increased 18.8% to $439,974 for the three month period ended June 30, 1997, compared with the corresponding prior year period. This is compared to the increase in recourse and nonrecourse debt of 45.6% to $26,290,483.

                                                                          10
Provision for Income Taxes. The provision for income taxes was 33.3% for the three months ended June 30, 1997 as compared to 35.5% for the corresponding prior year period.

Net Income. Net income increased 79.2% to $923,260 for the three month period ended June 30, 1997, compared with the corresponding prior year period, as a result of the changes in the components of total revenues and total costs and expenses specifically described above. Earnings per share increased 38.5% to $0.18 from $0.13 for the corresponding three month period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow. The Company used cash flow from operations of $6,886,678 during the three month period ended June 30, 1997 as a result of increases in notes receivable of $9,324,654 (due to amounts owed by MLC/CLC LLC for unfunded equity sale made at quarter-end), inventories of $851,370 (primarily due to the purchase of equipment having a cost of approximately $841,000 not yet recorded as a lease), Payments from Lessees Directly to Lenders of $641,730, decrease in lease and other accounts receivables of $276,552, and increase in other assets of $36,915. Non-cash expenses which increased cash flow included Depreciation and Amortization of $1,149,032 (due to an increase in the amount of operating lease assets held during the quarter and amortization of indirect costs), Accounts Payable - Equipment of $1,489,123 , increase in accrued expenses and other liabilities of $1,127,732 (primarily due to an increase in cash held for others), decrease in Accounts Payable - Trade of $67,993, and Income Taxes Payable of $661,505, Adjustment of Basis to FMV of Early Returned Operating Lease Equipment of $231,000, (this was a result of the early termination of operating leases with one customer), gain from sale of operating lease equipment of $113,952, and decrease in salaries and commission payable of $361,558.

Investing activities, which are primarily related to investments in equipment under lease, used $3,806,774 during the three month period. Financing activities in the three month period generated $8,441,636 from the Company's new borrowings of non-recourse debt of $ $2,004,927, recourse debt of $94,364, and $7,500,000 from its lines of credit, offset by repayment of recourse and non-recourse borrowings aggregating $1,157,655. The net result of the above activity for the three month period was a decrease in cash and cash equivalents of $2,251,816.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries.


Bank Lines of Credit. Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. On June 5, 1997, the Company entered into the CoreStates Facility, a $15 million committed recourse line of credit with CoreStates Bank, N.A. Borrowings under the CoreStates Facility, which is available through June 5, 1998, bear interest at LIBOR + 110 basis points, or, at the Company's option, Prime minus one percent. On June 10, 1997, the Company terminated its First Union Facility and drew down $7.5 million on the CoreStates Facility. The line of credit is made to MLC Group, Inc., and guaranteed by MLC Holdings, Inc.

Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

Partial Recourse Borrowing Facilities. In March 1997, the Company established the Heller Facility, a $10,000,000 credit facility agreement, with Heller Financial,Inc, Vendor Finance Division. Under the terms of the Heller Facility, a maximum amount of $10 million is available to the Company, provided, that each draw is subject to the approval of Heller. As of June 30, 1997, the principal balance due under the Heller Facility is $884,178.

Equity Joint Ventures. Through MLC/GATX Limited Partnership I and MLC/CLC LLC, the Company has formal joint venture arrangements with two institutional investors which provide the equity investment financing for certain of the Company's transactions. GATX, an unaffiliated company which beneficially owns 90% of MLC/GATX Limited Partnership I, is a publicly held company with stockholders' equity in excess of $774 million, as of December 31, 1996. Cargill Leasing Corporation, an unaffiliated investor which owns 95% of MLC/CLC LLC, is affiliated with Cargill, Inc., a privately held business that was reported by Forbes Magazine to have 1995 earnings in excess of $900 million. These joint venture arrangements enable the Company to invest in a significantly greater portfolio of business than the Company's limited capital base would otherwise allow.

MLC/CLC LLC provide the majority of the Company's equity investment from third parties as referenced above. During the quarter ended June 30, 1996, out of total leased equipment sales of approximately $6.2 million, sales to MLC/CLC LLC were $4.8 million or 77.1%. For the quarter ended June 30, 1997, out of Sales of Leased Equipment of $20.1 million MLC/CLC LLC represented 89.1% or $17.9 million. For the three month periods ended June 30, 1997 and 1996, approximately 67.0% and 37.2%, respectively, of the Company's total revenue was attributable to sales of lease transactions to MLC/CLC LLC, Transactions involving the use or placement of equity from these joint ventures require the consent of the relevant joint venture partner, and if financing from those sources were to be withheld or were to become unavailable, it would limit the amount of equity available to the Company and could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

NEW BUSINESS RELATIONSHIP

In the three months ended June 30, 1997, MLC Group, Inc. entered into a business relationship with Cisco Systems Capital Corporation (Cisco) in which MLC Group, Inc. will provide to Cisco a guaranty, on certain deals, of a minimum residual value realization on transactions that Cisco will hold in their portfolio. As consideration for this guaranty, MLC Group, Inc. will receive fees from the residual value remarketing after Cisco receives their original residual amount. As of June 30, 1997, MLC Group, Inc. has provided residual guarantees to two lease contracts and that no fee income, guaranty expenses or liabilities have been realized.

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

Item 4.   Submission of Matters to a Vote of Security-Holders
          Not Applicable

Item 5.   Other Information.
          Not Applicable.

Item 6.   Exhibits and reports on Form 8-K

                                                                          15

   EXHIBIT                                                                                           SEQUENTIAL
     NO.                                        DESCRIPTION OF EXHIBIT                              PAGE NUMBER

2.1      Agreement and Plan of Merger dated July 24, 1997, by and among MLC Holdings, Inc., MLC          ****
         Network Solutions, Inc., Compuventures of Pitt County, Inc., and the Stockholders of
         Compuventures of Pitt County, Inc.

3.1      Certificate of Incorporation of the Company                                                       *

3.2      Bylaws of the Company                                                                             *

4.1      Specimen certificate of Common Stock of the Company                                               *
5.1      Text of Loan and Security Agreement dated January 31, 1997 between MLC Group, Inc. and           **
         Heller Financial, Inc.

5.2      Text of First Amendment to Loan and Security Agreement dated March 12, 1997 between MLC          **
         Group, Inc. and Heller Financial, Inc.


10.1     1996 Stock Incentive Plan                                                                         *

10.2     1996 Outside Directors Stock Option Plan                                                          *

10.3     1996 Nonqualified Stock Option Plan                                                               *

10.4     1996 Incentive Stock Option Plan                                                                  *

10.5     Form of Indemnification Agreement entered into between the                                        *
         Company and its directors and officers.

10.7     Form of Employment Agreement between the Company and Phillip G.                                   *
         Norton

10.8     Form of Employment Agreement between the Company and Bruce M.                                     *
         Bowen

10.9     Form of Employment Agreement between the Company and William J.                                   *
         Slaton

10.10    Form of Employment Agreement between the Company and Kleyton L.                                   *
         Parkhurst

10.11    Form of Irrevocable Proxy and Stock Rights Agreement                                              *

10.12    First Amended and Restated Business Loan and Security Agreement by and between the                *
         Company and First Union Bank of Virginia, N.A.

10.13    Loan Modification and Extension Agreement by and between the Company and First Union              *
         National Bank of Virginia, N.A.

10.14    Credit Agreement by and Between the Company and NationsBanc Leasing Corporation                   *

10.15    Loan Modification and Extension Agreement                                                         *

10.16    Text of Loan and Security Agreement dated January 31, 1997 between MLC Group, Inc.
         and Heller Financial, Inc.                                                                       **

10.17    Text of First Amendment to Loan and Security Agreement dated March 12, 1997 between
         MLC Group, Inc. and Heller Financial, Inc.                                                       **

10.18    Credit Agreement dated as of June 5, 1997, by and between MLC Group, Inc. and                    ***
         CoreStates Bank, N.A.

10.19    Form of Employment Agreement between the Registrant and Thomas B. Howard, Jr.                    ***

10.20    Form of Employment Agreement between the Registrant and
         Steven J. Mencarini                                                                              ***

27   Financial Data Schedule.

     (b)  Reports on Form 8-K

           None Filed during the quarter for which this report is filed.

* Incorporated by reference from the Company's Registration Statement on Form S-1, Commission File No. 333-11737.

**    Incorporated by reference from the Company's 8-K filed March 28, 1997,
Commission file No. 000-28926

***   Incorporated by reference from the Company's 10-K filed June 30, 1997,
Commission file No. 000-28926

**** Incorporated by reference from the Company's 8-K filed August 8, 1997, Commission file 000-28926

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




                         MLC HOLDINGS, INC.


                    By:  /s/ Phillip G. Norton
                         -------------------------
                         Phillip G. Norton
                         Chairman, President and Chief Executive Officer


                    By:  /s/ Steven J. Mencarini
                         -------------------------
                         Steven J. Mencarini
                         Senior Vice President and Chief Financial Officer (Principal Financial Officer)



DATE:     August 9, 1997
        ----------------------