Form 10-Q
period 1997-09-30
MLC HOLDINGS INC
filed 1997-11-14
CIK 1022408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding September 30, 1997 was 6,071,305.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                                                                                PAGE
Part I.      Financial Information:

 Item 1.     Financial Statements:

             Condensed Consolidated Balance Sheets as of
             September 30, 1997 (Unaudited) and March
             31, 1997 (Unaudited)                                                3

             Condensed Consolidated Statements of Earnings,
             Three month periods ended September 30, 1997
             (Unaudited) and 1996 (Unaudited)                                    4

             Condensed Consolidated Statements of Earnings, Six
             month periods ended September 30, 1997 (Unaudited)
             and 1996 (Unaudited)                                                5

             Condensed Consolidated Statements of Cash Flows,
             Six month periods ended September 30, 1997
             (Unaudited) and 1996 (Unaudited)                                    6

             Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                              8

 Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                      11


Part II.     Other Information:

 Item 1.     Legal Proceedings                                                  18

 Item 2.     Changes in Securities and Use of Proceeds                          18

 Item 3.     Defaults Upon Senior Securities                                    18

 Item 4.     Submission of Matters to a Vote of Security Holders                18

 Item 5.     Other Information                                                  19

 Item 6.     Exhibits and Reports on Form 8-K                                   21

Signatures                                                                      22

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,                March 31,
                                                               1997                        1997
                                                            (UNAUDITED)                 (UNAUDITED)
                                                            -----------                 -----------
ASSETS
Cash and cash equivalents                                   $ 7,839,310                 $ 6,654,209
Accounts receivable                                          13,031,809                   8,846,426
Notes receivable                                              4,446,931                   2,154,250
Employee advances                                                95,918                      70,612
Inventories                                                   1,625,496                   1,253,694
Investment in direct financing and
   sales-type leases - net                                   18,590,416                  17,473,069
Investment in operating lease
   equipment - net                                            8,799,124                  11,065,159
Property and equipment - net                                  1,029,857                     765,194
Other assets                                                  1,858,340                     740,925
                                                            -----------                 -----------

TOTAL ASSETS                                                $57,317,201                 $49,023,538
                                                            ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable - equipment                                $ 6,766,488                 $ 4,946,422
Accounts payable - trade                                      4,237,264                   2,152,841
Salaries and commissions payable                                335,361                     671,899
Accrued expenses and other
   liabilities                                                3,779,240                   2,256,884
Income taxes payable                                              -----                     930,587
Recourse notes payable                                        4,763,664                   1,293,100
Nonrecourse notes payable                                    16,134,240                  19,705,060
Deferred taxes                                                  590,000                     590,000
                                                            -----------                 -----------

             Total liabilities                               36,606,257                  32,546,793
                                                            -----------                 -----------

COMMITMENTS AND CONTINGENCIES                                     -----                       -----

Stockholder's Equity:
Preferred stock, $.01 par value -
   2,000,000 shares authorized; none
   issued or outstanding                                          -----                       -----
Common stock, $.01 par value -
   10,000,000 shares authorized;
   6,071,305 and 5,909,976 shares
   issued and outstanding at September
   30, 1997 and March 31, 1997,
   respectively                                                  60,713                      59,100
Additional paid-in capital                                   11,356,710                   9,346,214
Retained earnings                                             9,293,521                   7,071,431
                                                            -----------                 -----------

          Total stockholders' equity                         20,710,944                  16,476,745
                                                            -----------                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                      $57,317,201                 $49,023,538
                                                            ===========                 ===========




     See accompanying notes to condensed consolidated financial statements.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                     Three Months Ended
                                                                        September 30,
                                                                1997                       1996
                                                            (UNAUDITED)                 (UNAUDITED)
                                                            -----------                 -----------
 REVENUES:

Sales of equipment                                          $10,360,696                 $11,188,472
Sales of leased equipment                                    12,046,271                   3,472,413
                                                            -----------                 -----------
     Total sales                                             22,406,967                  14,660,885

Lease revenues                                                3,378,087                   2,119,145
Fee and other income                                          1,468,285                   1,244,776
                                                            -----------                 -----------
     Total other revenue                                      4,846,372                   3,363,921

                                                            -----------                 -----------
TOTAL REVENUES                                               27,253,339                  18,024,806
                                                            -----------                 -----------


 COSTS AND EXPENSES:

Cost of sales of equipment                                    8,104,931                   9,472,187
Cost of sales of leased equipment                            11,667,934                   3,340,522
                                                            -----------                 -----------
     Total cost of sales                                     19,772,865                  12,812,709

Direct lease costs                                            1,622,521                     915,955
Professional and other fees                                     244,612                      91,655
Salaries and benefits                                         2,399,029                   1,883,871
General and administrative expenses                             986,677                     707,373
Interest and financing costs                                    509,480                     406,792
 Non-recurring acquisition costs                                183,453                       -----
                                                            -----------                 -----------
     Total expenses                                           5,945,772                   4,005,646

                                                            -----------                 -----------
TOTAL COSTS AND EXPENSES                                     25,718,637                  16,818,355
                                                            -----------                 -----------

EARNINGS BEFORE INCOME TAXES                                  1,534,702                   1,206,451

Provision for income taxes                                      411,820                     322,000
                                                            -----------                 -----------

NET EARNINGS                                                $ 1,122,882                 $   884,451
                                                            ===========                 ===========
NET EARNINGS PER COMMON SHARE                               $      0.19                 $      0.19
                                                            ===========                 ===========

PRO FORMA NET EARNINGS (See Note 4)                         $   974,536                 $   776,338
                                                            ===========                 ===========
PRO FORMA NET EARNINGS PER COMMON SHARE                     $      0.16                 $      0.16
                                                            ===========                 ===========

WEIGHTED AVERAGE COMMON SHARES                                6,069,551                   4,754,390


     See accompanying notes to condensed consolidated financial statements.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       Six Months Ended
                                                                         September 30,
                                                                1997                       1996
                                                            (UNAUDITED)                 (UNAUDITED)
                                                            -----------                 -----------
 REVENUES:

Sales of equipment                                          $25,493,028                 $22,343,509
Sales of leased equipment                                    32,186,511                   9,707,396
                                                            -----------                 -----------
     Total sales                                             57,679,539                  32,050,905

Lease revenues                                                7,218,351                   3,910,603
Fee and other income                                          2,819,166                   2,263,282
                                                            -----------                 -----------
     Total other revenue                                     10,037,517                   6,173,885

                                                            -----------                 -----------
TOTAL REVENUES                                               67,717,056                  38,224,790
                                                            -----------                 -----------


 COSTS AND EXPENSES:

Cost of sales of equipment                                   20,085,389                  18,764,709
Cost of sales of leased equipment                            31,579,951                   9,590,999
                                                            -----------                 -----------
     Total cost of sales                                     51,665,340                  28,355,708

Direct lease costs                                            3,330,971                   1,696,743
Professional and other fees                                     440,874                     231,789
Salaries and benefits                                         4,784,885                   3,647,597
General and administrative expenses                           2,154,786                   1,415,412
Interest and financing costs                                    975,264                     793,867
Non-recurring acquisition costs                                 183,453
                                                            -----------                 -----------
      Total expenses                                         11,870,233                   7,785,408

                                                            -----------                 -----------
TOTAL COSTS AND EXPENSES                                     63,535,573                  36,141,116
                                                            -----------                 -----------

EARNINGS BEFORE INCOME TAXES                                  4,181,483                   2,083,674

Provision for income taxes                                      872,133                     606,000
                                                            -----------                 -----------

NET EARNINGS                                                $ 3,309,350                 $ 1,477,674
                                                            ===========                 ===========
NET EARNINGS PER COMMON SHARE                               $      0.55                 $      0.31
                                                            ===========                 ===========

PRO FORMA NET EARNINGS (See Note 4)                         $ 2,696,089                 $ 1,341,841
                                                            ===========                 ===========
PRO FORMA NET EARNINGS PER COMMON SHARE                     $      0.45                 $      0.28
                                                            ===========                 ===========

WEIGHTED AVERAGE COMMON SHARES                                5,990,200                   4,754,390


     See accompanying notes to condensed consolidated financial statements.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                        September 30,
                                                               1997                      1996
                                                            (UNAUDITED)               (UNAUDITED)
                                                            -----------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Earnings                                              $ 3,309,350               $  1,477,674
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation & amortization                             2,328,955                  1,111,827
      Decrease in provision for credit losses                   (30,000)                     -----
      Gain on sale of operating lease equipment                (313,295)                   (44,172)
      Adjustment of basis to fair market value
        of early returned operating lease
        equipment                                               231,000                    299,403
      Payments from lessees directly to lenders                (992,838)                  (794,668)
      Gain on disposal of property and equipment                  -----                     (8,740)
      Deferred taxes                                              -----                     21,000
      Compensation to outside directors-stock
        options                                                  12,109                      -----
      Changes in:
          Accounts receivable                                (4,613,259)                (3,167,299)
          Notes receivable                                   (2,292,681)                (1,036,993)
          Employee advances                                     (25,806)                   (16,507)
          Inventories                                          (351,452)                  (757,017)
          Other assets                                         (429,216)                   612,823
          Accounts payable - equipment                        1,820,066                  6,985,881
          Accounts payable - trade                            1,435,326                   (200,927)
          Salaries & commissions payable                       (332,997)                    87,365
          Accrued expenses and other liabilities              1,328,335                    239,807
          Income taxes payable                                 (940,100)                   418,824
                                                            -----------               ------------

                   Net cash provided by operating
                     activities                             $   143,497               $  5,228,281
                                                            -----------               ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of operating lease
    equipment                                               $   579,813               $  1,290,311
  Purchase of operating lease equipment                      (1,163,208)               (10,653,298)
  Increase in investment in direct financing and
    sales-type leases                                        (3,166,666)                (3,515,521)
  Proceeds from sale of property and equipment                    -----                      8,740
  Purchase of property and equipment                           (327,366)                   (20,968)
  (Increase)/decrease in other assets                          (223,671)                   147,270
                                                            -----------               ------------

                   Net cash used in investing
                     activities                             $(4,301,098)              $(12,743,466)
                                                            -----------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings:
      Nonrecourse                                           $ 2,356,775               $ 12,998,838
      Recourse                                                  109,972                      -----
  Repayments:

      Nonrecourse                                            (2,246,963)                  (597,629)
      Recourse                                                 (110,812)                  (761,046)
  Borrowings (Repayments) on lines of credit                  4,321,000                 (1,139,195)
  Proceeds from sale of stock                                 2,000,000                      -----
  Distributions to shareholders of combined
    companies prior to business combination                  (1,087,270)                  (308,938)
                                                            -----------               ------------

                   Net cash provided by financing
                     activities                             $ 5,342,702               $ 10,192,030
                                                            -----------               ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   $ 1,185,101               $  2,676,845
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                6,654,209                    651,149
                                                            -----------               ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 7,839,310               $  3,327,994
                                                            ===========               ============



                               (Continued on next page)

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Continued from previous page)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                             $  206,266               $ 15,439
                                                            ==========               ========

  Income taxes paid                                         $1,812,233               $108,176
                                                            ==========               ========


     See accompanying notes to condensed consolidated financial statements.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1997, the condensed consolidated statements of earnings for the three and six month periods ended September 30, 1996, and the condensed consolidated statement of cash flows for the six month period ended September 30, 1996 have been restated to include the accounts and results of operations of the Company's two newly acquired subsidiaries which were accounted for under the pooling-of-interests method. Although the balance sheets of the Company as of March 31, 1997 (prior to re-statement) and of ECCI as of March 31, 1997 have been audited, the condensed consolidated balance sheets as of September 30 and March 31, 1997, the condensed consolidated statements of earnings for the three and six month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six months ended September 30, 1997 and 1996 have been prepared by the Company, without audit.

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 30 and March 31, 1997, the results of operations for the three and six month periods ending September 30, 1997 and 1996, and the cash flows for the six month periods ended September 30, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1997 included in the Company's Annual Report on Form 10-K (No. 0-28926).

2. INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct finance leases consists of the following components:

                                                          September 30,               March 31,
                                                              1997                      1997
                                                            --------                  --------
                                                                      (In thousands)
Minimum lease payments                                      $ 17,493                  $ 18,752
Estimated unguaranteed residual value                          3,482                     1,271
Initial direct costs - net of amortization                       846                     1,237
Less:  Unearned lease income                                  (3,195)                   (3,721)
Reserve for credit losses                                        (36)                      (66)
                                                            --------                  --------
Investment in direct financing lease and
    sales-type lease - net                                  $ 18,590                  $ 17,473
                                                            ========                  ========

3. INVESTMENT IN OPERATING LEASE EQUIPMENT

The components of the net investment in operating lease equipment are as follows:

                                                          September 30,               March 31,
                                                              1997                      1997
                                                            --------                  --------
                                                                     (In thousands)
Cost of equipment under operating leases                    $ 13,771                  $ 14,519
Initial direct costs                                              42                        42
Accumulated depreciation and amortization                     (5,014)                   (3,496)
                                                            --------                  --------

Investment in operating leases - net                        $  8,799                  $ 11,065
                                                            ========                  ========


4. UNAUDITED PRO FORMA INCOME TAX INFORMATION

The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," as if the pooled companies, which were subchapter S corporations prior to their business combinations with the Company, had been subject to federal income taxes throughout the periods presented.

                                               Three months ended                      Six months ended
                                           Sept. 30,          Sept. 30,          Sept. 30,           Sept. 30,
                                             1997               1996               1997                1996
                                           -------------------------------------------------------------------
                                                                    (In Thousands)
Net income before pro forma
  adjustment, per the
  consolidated income
  statement                                $ 1,123             $ 884             $ 3,309             $ 1,478

Additional provision for
  income taxes                                 148               108                 613                 136
                                           -------------------------------------------------------------------

Pro forma net income                       $   975             $ 776             $ 2,696             $ 1,342
                                           ===================================================================


5. BUSINESS COMBINATIONS

On July 24, 1997, the Company, through a new wholly owned subsidiary, MLC Network Solutions, Inc., issued 260,978 common shares, valued at $3,384,564, in exchange for all outstanding common shares of Compuventures of Pitt County, Inc. ("Compuventures"), a value-added reseller of PC's and related network equipment and software products and provides various support services to its customers from facilities located in Greenville, Raleigh and Wilmington, North Carolina.

On September 29, 1997, the Company issued 498,998 common shares, valued at $7,092,000, in exchange for all outstanding common shares of Educational Computer Concepts, Inc. (dba "ECC Integrated")("ECCI"), a network systems integrator and computer reseller serving customers in eastern Pennsylvania, New Jersey and Delaware.

These business combinations have been accounted for as pooling-of-interests, and accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the accounts and results of operations of the pooled companies. The results of operations previously reported by the Company and the pooled companies and the combined amounts presented in the accompanying unaudited consolidated financial statements are presented below.


                                           Three months ended            Six months ended
                                         Sept. 30,     Sept. 30,     Sept. 30,       Sept. 30,
                                           1997          1996          1997            1996
                                    -----------------------------------------------------------
                                                        (In Thousands)
Revenues:
   MLC Holdings, Inc.                   $  18,210     $ 11,705      $  44,975        $  24,601
   Pooled companies                         9,043        6,320         22,742           13,624
                                    -----------------------------------------------------------
Combined                                $  27,253     $ 18,025      $  67,717        $  38,225
                                    ===========================================================


Net Income:
   MLC Holdings, Inc.                   $     658     $    580        $ 1,582         $  1,095
   Pooled companies                           465          304          1,727              383
                                    -----------------------------------------------------------
Combined                                $   1,123     $    884        $ 3,309         $  1,478
                                    ===========================================================


6. NEW SUBSIDIARY

In September 1997, the Company established MLC Federal, Inc., a wholly owned subsidiary of MLC Holdings, Inc. The new subsidiary will concentrate on the origination of leases to federal, state, and local government entities.

7. PRIVATE PLACEMENT OF EQUITY

On July 1, 1997, the Company issued 161,329 shares of stock to a single investor in a private placement for cash consideration of $2,000,000 (per share price at $12.40). The stock was priced, per a Stock Purchase Agreement dated June 18, 1997, at a per share price equal to one-twentieth (1/20) of the sum of the closing price per share of the Company's common stock as reported on the NASDAQ National Market at the close of each of the last twenty business days immediately prior to the closing date (June 4 to July 1), multiplied by (.95).

8. NEW ACCOUNTING PRONOUCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as of January 1, 1997. SFAS No. 125 has changed the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts subsequent to December 31, 1996. Additionally, SFAS No. 125 requires the Company to record gains or losses with respect to transfers of its interest in leases previously accounted for as direct finance leases. SFAS No. 125 has also altered the presentation in the Company's consolidated financial statements of revenues, expenses and certain assets and liabilities associated with finance contracts sold. As a result, certain aspects of the Company's financial statements as of September 30, 1997, and for the three-month and six-month periods, may not be directly comparable to the prior period financial statements.

9. SUBSEQUENT EVENT

On October 22, 1997, the Company formed MLC Leasing, S.A. de C.V., a wholly owned subsidiary of MLC Group, Inc. and MLC Network Solutions, Inc., based in Mexico City, Mexico. To date, no business has been conducted through the new subsidiary.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations relate to the accompanying condensed consolidated balance sheets, statements of earnings, and statements of cash flow, as restated to include the accounts and results of operations of the Company's two newly acquired subsidiaries which were accounted for under the pooling-of-interests method. Although the condensed and consolidated balance sheets of the Company as of March 31, 1997 (prior to re-statement) and of ECCI as of March 31, 1997 have been audited, the condensed consolidated balance sheets as of September 30 and March 31, 1997, as restated, the condensed consolidated statements of earnings for the three and six month periods ended September 30, 1997 and 1996, as restated, and the condensed consolidated statements of cash flows for the six months ended September 30, 1997 and 1996, as restated, have been prepared by the Company, without audit.

RESULTS OF OPERATIONS - Three and Six Months Ended September 30, 1997 (Unaudited) Compared to Three and Six Months Ended September 30, 1996 (Unaudited)

The following discussion and analysis of the Company's results of operations should be read in conjunction with the accompanying unaudited condensed consolidated statements of earnings for the three and six month periods ended September 30, 1997 and 1996, as restated.

Total revenues generated by the Company during the three month period ended September 30, 1997 were, $27,253,339, compared to revenues of $18,024,806 during the comparable period in the prior year, an increase of 51.2%. During the six month period ended September 30, total revenues were $67,717,056 and $38,224,790 in 1997 and 1996, respectively, an increase of 77.2%. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS" and Note 8 of the Notes to Condensed Consolidated Financial Statements).

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 52.8% to $22,406,967 during the three month period in 1997, as compared to the corresponding 1996 period. For the six month period ended September 30, 1997 sales increased 80.0% to $57,679,539 over the corresponding period in the prior year. These increases are largely attributable to the 246.9% and 231.6% increases (three month and six months, respectively) in sales of leased equipment. Historically, the majority of sales of leased equipment have been to one of the Company's two institutional equity partners. During the three months ended September 30, 1997 and 1996 sales to MLC/CLC, LLC, an institutional equity partner of the Company, accounted for 81.2% and 48.7% of sales of leased equipment, respectively. During the six month periods ended September 30, sales to MLC/CLC, LCC accounted for 86.1% and 66.9% of 1997 and 1996 sales of leased equipment, respectively. Sales to these entities require the consent of the relevant joint venture partner. While management expects the continued availability of equity financing through these joint ventures, if such consent is withheld, or financing from these entities otherwise becomes unavailable, it could have a material adverse effect upon the Company's business, financial condition and results of operations until other equity financing arrangements are secured.

Sales of equipment, both new and used, are generated through the Company's equipment brokerage and re-marketing activities, and through its newly acquired valued added-reseller ("VAR") subsidiaries. For the three months ended September 30, equipment sales decreased slightly (7.4%) to $10,360,696, while for the fiscal year to date through September 30, equipment sales increased 14.1% to $25,493,028. The Company's brokerage and re-marketing activities accounted for 18.0% and 46.2% of equipment sales during the three month period in 1997 and 1996, respectively. During the six month periods ended September 30, 1997 and 1996, brokerage and re-marketing activities generated 15.8% and 41.8% of equipment sales revenue, respectively. Brokerage and re-marketing revenue can vary significantly from period to period, depending on the volume and timing of transactions, and the availability of equipment for sale. VAR sales accounted for the remaining portion of equipment sales.

The Company's lease revenues increased 59.4% to $3,378,087 for the three month period ended September 30, 1997, compared with the corresponding period in 1996. For the fiscal year to date through September 30, lease revenues increased 84.6% to $7,218,351 for the 1997 period compared to the same period in 1996. These increases reflect increased rental revenues due to a higher average investment in operating lease equipment. In addition, lease revenue includes the gain or loss on the sale of certain financial assets, as required under the provisions of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was required to be in effect as of January 1, 1997.

For the three and six months ended September 30, 1997, fee and other income increased 18.0% and 24.6% over the comparable periods in the prior year. These increases are attributable to increases in revenues from adjunct services and fees, including support fees, warranty reimbursements, and learning center revenues, generated by the Company's VAR subsidiaries.

The Company's cost of sales have increased approximately in proportion with the increase in total revenues. In comparing the three and six month periods ended September 30, 1997, cost of sales increased 54.3% and 82.2%, respectively, while total revenues increased 51.2% and 77.2%, respectively, during the same periods.

The Company's direct lease costs increased 77.1% and 96.3% during the three and six month periods ended September 30, 1997, as compared to the same periods in the prior year. The largest component of direct lease costs is depreciation on operating lease equipment. The increase in direct lease costs is consistent with the Company's higher average investment in operating lease equipment for the three and six month periods in 1997 as compared to the same periods in prior year.

Professional and other fees incurred by the Company during the three and six month periods ended September 30, 1997 were $244,612 and $440,874, reflecting increases of 166.9% and 90.2% over the comparable periods in 1996, respectively. These increases are attributable to increases in the volume of broker fees which the Company pays on certain transactions, and the increased legal and professional fees associated with the Company's securities being publicly traded.

Salaries and benefits and general and administrative ("G&A") costs increased 27.4% and 39.5%, during the three month period in 1997 over the same period in prior year. For the fiscal year to date through September 30, 1997, salaries and G&A costs had increased 31.2% and 52.2% over the prior year, respectively. These increases are the result of additional personnel and administrative costs associated with the increased volume of leasing transactions the Company has generated in comparison to the corresponding periods in the prior year.

Interest and financing costs incurred by the Company for the three and six months ended September 30, 1997 amounted to $509,480 and $975,264, respectively, and relate to interest costs on the Company's lines of credit and notes payable. Interest costs on the majority of non-recourse and certain recourse notes are typically remited directly to the lender by the leasee.

The Company recognized non-recurring acquisition costs of $183,453 during the three months ended September 30, 1997 in conjunction with business combinations accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting and legal fees, and various other acquisition related costs. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method. The

Company expects to incur similar non-recurring costs in the future, as the Company anticipates completing additional acquisitions accounted for under the pooling-of-interests method.

The Company's provision for income taxes increased to $411,820 for the three months ended September 30, 1997 from $322,000 for the three months ended September 30, 1996, reflecting effective income tax rates of 26.8% and 26.7%, respectively. For the six months ended September 30, 1997, the Company's provision for income tax was $872,133, as compared to $606,000 during the comparable period in prior year, reflecting effective income tax rates of 20.9% and 29.1%, respectively. The low effective income tax rates, compared to the federal statutory rate of 35.0%, was primarily due to the inclusion of the net earnings of businesses acquired by the Company, which prior to their combination with the Company had elected subchapter S corporation status, and as such were not previously subject to federal income tax.

The foregoing resulted in a 27.0% and 124.0% increase in net earnings for the three and six month periods ended September 30, 1997, respectively, as compared to the same periods in prior year. Earnings per common share were $.19 for the three months ended September 30, 1997 as well as the three months ended September 30, 1996, based on weighted average common shares outstanding of 6,069,551 and 4,754,390, respectively. For the fiscal year to date through September 30, the Company's earnings per share were $.55 in 1997, as compared to $.31 in 1996, based on weighted average common shares outstanding of 5,990,200 and 4,754,390, respectively.

LIQUIDITY AND CAPITAL RESOURCES - September 30, 1997 (Unaudited) Compared to March 31, 1997 (Unaudited)

During the six month period ended September 30, 1997, the Company generated cash flows from operations of $143,497, and cash flows from financing activities of $5,342,702. Cash used in investing activities amounted to $4,301,098 during the same period. The net effect of these cash flows was to increase cash and cash equivalents by $1,185,101 during the six month period. During the same period, the Company's total assets increased $8,293,663, or 16.9%, primarily the result of increases in accounts receivable arising from equipment purchased on behalf of leasees but not yet placed under an equipment schedule, and notes receivable arising from the equity sale of unfunded leases to MLC/CLC, LLC.

The financing necessary to support the Company's leasing activities has principally been provided from nonrecourse and recourse borrowings. Historically, the Company has obtained recourse and nonrecourse borrowings from money centers, regional banks, insurance companies, finance companies and financial intermediaries.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. On June 5, 1997, the Company entered into the CoreStates Facility, which is available through June 5, 1998, bears interest at LIBOR+110 basis points, or, at the Company's option, Prime minus one percent. On September 5, 1997, the Company's CoreStates Facility was increased to a maximum limit of $25 million. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. As of September 30, 1997, the Company had an outstanding balance on the CoreStates Facility of $3.5 million. The CoreStates facility is made to MLC Group, Inc., and guaranteed by MLC Holdings, Inc.

The Company's newly acquired subsidiaries, MLC Network Solutions, Inc. and ECCI, both have separate credit sources to finance their working capital requirements for inventories and accounts receivable, which the Company has guaranteed. Their traditional business as value-added resellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty days is charged to the supplier/distributor but not the reseller. These floor plan liabilities are recorded under accounts payable as they are normally repaid within the 30 day time frame as they represent an assigned accounts payable originally generated with the supplier/distributor. If the 30 day obligation is not timely liquidated, interest is then assessed at stated contractual rates. As of September 30, 1997 MLC Network Solutions, Inc., has floor planning availability of $1,400,000 through Deutsche Financial, Inc. and $300,000 from IBM Credit Corporation. The outstanding balances to these respective suppliers were $595,033 and $25,786 as of September 30, 1997. ECCI has floor planning availability of $1,500,000 from AT&T Credit Corporation, $1,000,000 through IBM Credit Corporation, and $100,000 through Deutsche Financial, Inc. The outstanding balances to these respective suppliers were $522,713, $470,454 and $6,048 as of September 30, 1997. ECCI additionally has a line of credit in place, expiring on April 30, 1998, with PNC Bank, N.A. to provide an asset based credit facility. The line has a maximum credit limit of $2,500,000 and interest is based on the bank's prime rate. The outstanding balance was $931,000 as of September 30, 1997.

In March 1997, the Company established the Heller Facility, a $10,000,000 partial recourse credit facility agreement, with Heller Financial, Inc., Vendor Finance Division. Under the terms of the Heller Facility, a maximum amount of $10 million is available to the Company, provided, that each draw is subject to the approval of Heller. As of September 30, 1997, the principal balance due under the Heller Facility was $941,187.

Through MLC/GATX Limited Partnership I and MLC/CLC, LLC, the Company has formal joint venture agreements with two institutional investors which provide the equity investment financing for certain of the Company's transactions. GATX, an unaffiliated company which beneficially owns 90% of MLC/GATX Limited Partnership I, is a publicly held company with stockholders' equity in excess of $774 million, as of December 31, 1996. Cargill Leasing Corporation, an unaffiliated investor which owns 95% of MLC/CLC, LLC, is affiliated with Cargill, Inc., a privately held business that was reported by Forbes Magazine to have 1995 earnings in excess of $900 Million. These joint ventures arrangements enable the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment is attributable to sales to either MLC/CLC, LLC or MLC/GATX Limited Partnership I (See "RESULTS OF OPERATIONS").

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment lease to one of its institutional partnerships with GATX or Cargill, or other internal means of financing. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all.

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Company's credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the fiscal year. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and the issuance by the Company of shares of its common stock. To the extent that the Company elects to pursue acquisitions involving the payment of significant amounts of cash (to fund the purchase price of such acquisitions and the repayment of assumed indebtedness), the Company is likely to require additional sources of financing to fund such non-operating cash needs.

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

In addition, the Company's business is subject to seasonal influences. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may continue to change. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, general economic conditions, and the retroactive restatement of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method.

Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately succeeding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during first two quarters of fiscal 1998.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

The Company strategy depends upon acquisitions and organic growth to increase its earnings. There can be no assurance that the Company will complete acquisitions in a manner that coincides with the end of its fiscal quarters. The failure to complete acquisitions on a timely basis could have a material adverse effect on the Company's quarterly results. Likewise, delays in implementing planned integration strategies and cross selling activities also could adversely affect the Company's quarterly earnings.

In addition, there can be no assurance that acquisitions will occur at the same pace as in prior periods or be available to the Company on favorable terms, if at all. If the Company is unable to use the Company's common stock as consideration in acquisitions, for example, because it believes that the market price of the common stock is too low or because the owners of potential acquisition targets conclude that the market price of the Company's common stock is too volatile, the Company would need to use cash to make acquisitions, and, therefore, would be unable to negotiate acquisitions that it would account for under the pooling-of-interests method of accounting (which is available only for all-stock acquisitions). This might adversely affect the pace of the Company's acquisition program and the impact of acquisitions on the Company's quarterly results. In addition, the consolidation of the equipment leasing business has reduced the number of companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies. The failure to acquire additional businesses or to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on future sales and profitability.

There can be no assurance that companies that have been acquired or that may be acquired in the future will achieve sales and profitability levels that justify the investment therein. Acquisitions may involve a number of special risks that could have a material adverse effect on the Company's operations and financial performance, including adverse short-term effects on the Company's reported operating results; diversion of management's attention; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets.

The Company has increased the range of products and services it offers through acquisitions of companies offering products and services that are complementary to the core financing and equipment brokering services that the Company has offered since it began operations. The Company's ability to manage an aggressive consolidation program in markets other than domestic equipment financing has not yet been fully tested. The Company's efforts to sell additional products and services to existing customers are in their early stages and there can be no assurance that such efforts will be successful. In addition, the Company expects that certain of its products and services will not be easily cross-sold and may be marketed and sold independently of other products and services.

The Company's acquisition strategy has resulted in a significant increase in sales, employees, facilities and distribution systems. While the Company's decentralized management strategy, together with operating efficiencies resulting from the elimination of duplicative functions and economies of scale, may present opportunities to reduce costs, such strategies may initially necessitate costs and expenditures to expand operational and financial systems and corporate management administration. The various costs and possible cost-savings strategies may make historical operating results not indicative of future performance. There can be no assurance that the Company's executive management group can continue to oversee the Company and effectively implement its operating or growth strategies in each of the markets that it serves. In addition, there can be no assurance that the pace of the Company's acquisitions, or the diversification of its business outside of its core leasing operations, will not adversely affect the Company's efforts to implement its cost-savings and integration strategies and to manage its acquisitions profitability.

The Company operates in a highly competitive environment. In the markets in which it operates, the Company generally competes with a large number of smaller, independent companies, many of which are well-established in their markets. Several of its large competitors operate in many of its geographic and product markets, and other competitors may choose to enter the Company's geographic and product markets in the future. No assurances can be give that competition will not have an adverse effect on the Company's business.

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

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds
          Not Applicable

Item 3.   Defaults Under Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security-Holders

          On September 30, 1997, the Company held its Annual Meeting of Stockholders.

          1. At the Annual Meeting, Jonathan J. Ledecky was elected to the Board of Directors as a Class I director to hold office for three years and until his successor has been duly elected and shall qualify, with votes cast and withheld as follows:

          For             Withheld
          ------------------------
          5,188,647       383,660

          In addition, the Company's stockholders approved the following proposals at the Annual Meeting, with votes for and against, abstentions and broker non-votes as follows:

          2. To approve and adopt an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized stock of the Company from 12 million shares (10 million shares of common stock, par value $0.01, and 2 million preferred shares) to 27 million shares (25 million shares of common stock, par value $0.01, and 2 million preferred shares).

          For             Against        Abstain       Broker Non-Votes
          -------------------------------------------------------------
          5,146,547       42,100         0             383,660

          3. To approve amendments to the MLC Holdings, Inc. Master Stock Incentive Plan (formerly the 1996 Stock Incentive Plan).

          For             Against        Abstain       Broker Non-Votes
          -------------------------------------------------------------
          4,311,931       0              0             1,260,376

          4. To approve adoption of the MLC Holdings, Inc. Employee Stock Purchase Plan (a component plan of the Master Stock Incentive
          Plan).

          For             Against        Abstain       Broker Non-Votes
          -------------------------------------------------------------
          4,311,931       0              0             1,260,376

          5. To approve amendments to the MLC Holdings, Inc. Amended and Restated Outside Director Stock Plan (formerly the 1996 Outside Director Stock Option Plan).

          For             Against        Abstain       Broker Non-Votes
          -------------------------------------------------------------
          4,310,631       1,300          0             1,260,376

          6. To approve amendments to the MLC Holdings, Inc. Amended and Restated Incentive Stock Option Plan (formerly the 1996 Incentive Stock Option Plan).

          For             Against        Abstain       Broker Non-Votes
          -------------------------------------------------------------
          4,310,631       1,300          0             1,260,376

          7. To approve amendments to the MLC Holdings, Inc. Amended and Restated Nonqualified Stock Option Plan (formerly the 1996 Nonqualified Stock Option Plan).

          For             Against        Abstain       Broker Non-Votes
          -------------------------------------------------------------
          4,310,631       1,300          0             1,260,376

          8. To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the Company's fiscal year ending March 31, 1998.

          For             Against        Abstain       Broker Non-Votes
          -------------------------------------------------------------
          5,188,647       0              0             383,660

Item 5.   Other Information.

          Educational Computer Concepts, Inc. Acquisition

          Effective September 29, 1997 (the "Closing Date"), MLC Holdings, Inc. (the "Company") acquired Educational Computer Concepts, Inc. ("ECCI"). The acquisition was effected through the merger of MLC Acquisition Corp. ("MAC"), a wholly-owned subsidiary of the Company, with and into ECCI, pursuant to an Agreement and Plan of Merger dated September 29, 1997 (the "Merger Agreement") among the Company, MAC, ECCI and the shareholders of ECCI (the "Shareholders"). ECCI is network systems integrator and computer reseller which was founded in 1986.

          In accordance with the Merger Agreement, consideration in the amount of $7,092,000 was paid to the Shareholders in the form of 499,085 shares of the Company's common stock valued at $14.21 per share. The per share value was based on the price of a share of the Company's common stock, rounded to the nearest cent, which was the average closing price for a share of the Company's common stock as reported on the Nasdaq National Market over the 15 trading days immediately preceding the Closing Date. Of the shares issued, 49,900 have been deposited in escrow pursuant to an Escrow Agreement to fund indemnification for any breach of representation and warranty or non-fulfillment of or failure to perform any of the covenants, agreements or undertakings of the Stockholders or ECCI.

          The amount and nature of such consideration was based on arms-length negotiations between the parties. There were no material relationships between ECCI and any of the Shareholders and the Company or any of its affiliates, any officers or directors of the Company or MAC or any associate of any such director or officer prior to the occurrence or consummation of the transactions reported herein.

          On September 29, 1997, the Company entered into a three year Employment Agreement with Vince Marino, the founder, President and a principal shareholder of ECCI. The employment agreement provides that the Company or its subsidiaries will employ Mr. Marino at a salary commensurate with his positions and duties, and contains non-compete and confidentiality provisions.

          The foregoing is only a summary of the terms of the Merger Agreement and related transaction documents, and is subject to, and supplemented and qualified by, the text of such agreement which is attached hereto as Exhibit 2.2, and incorporated herein by this reference.

          Amendment to CoreStates Credit Agreement

          On September 5, 1997, MLC Group, Inc. ("MLC"), a wholly-owned subsidiary of the Company, entered into Amendment No. 1 (the "Amendment") dated September 5, 1997 to Credit Agreement (the "Credit Agreement") dated June 5, 1997 between it and CoreStates Bank, N.A. ("CoreStates"). The Amendment increases the Loan Commitment from $15,000,000 to $25,000,000 and increases the amount of Investment Grade Paper which may qualify as Eligible Leases from $10,000,000 to $15,000,000 (as such terms are defined in the Credit Agreement). In connection with the Amendment, MLC made and delivered to CoreStates a $25,000,000 note (the "Note") dated September 5, 1997 to replace the $15,000,000 note existing under the Credit Agreement.

          The foregoing is only a summary of certain terms of the Amendment and is subject to, and supplemented and qualified by, the copy of the text of the Amendment which is attached hereto as Exhibit 10.26 and incorporated herein by this reference, and the copy of the text of the Credit Agreement which is attached as Exhibit 10.18 to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997 filed as of June 30, 1997 with the Securities and Exchange Commission and incorporated herein by this reference.

          Sprint Corporation Selection of MLC Group, Inc.

          Subsequent to September 30, 1997, MLC Group, Inc. was notified of its selection to continue and expand its asset management and PC/desktop equipment leasing services to Sprint's domestic local and long distance companies. MLC Group, Inc. has been providing such services over the last fourteen months to a limited number of Sprint operating companies, and this service period may continue for an additional thirty six months. However, there are no guaranteed volumes under this award.

Item 6(a) Exhibits

 EXHIBIT                                                                                SEQUENTIAL
   NO.                               DESCRIPTION OF EXHIBIT                            PAGE NUMBER
----------- ------------------------------------------------------------------------- ---------------

2.2         Agreement and Plan of Merger dated September 29, 1997 by and among MLC
            Holdings, Inc., MLC Acquisition Corp., Educational Computer Concepts,
            Inc. and the Stockholders of Educational Computer Concepts, Inc.

3.1         Certificate of Incorporation of the Company, as amended

10.21       Material Contracts - MLC Master Stock Incentive Plan

10.22       Material Contracts - Amended and Restated Incentive Stock Option Plan

10.23       Material Contracts - Amended and Restated Outside Director Stock Option Plan

10.24       Material Contracts - Amended and Restated Nonqualified Stock Option Plan

10.25       Material Contracts - 1997 Employee Stock Purchase Plan


10.26       Amendment No. 1 dated September 5, 1997 to Credit Agreement dated June
            5, 1997 between MLC Group, Inc. and CoreStates Bank, N.A.

27          Financial Data Schedule


Item 6(b) Reports on Form 8-K

          During the second fiscal quarter covered by this report, the Company filed the following Current Reports on Form 8-K:

          Form 8-K Dated July 24, 1997 and filed with the Commission on August 8, 1997, reporting information regarding the acquisition of Compuventures of Pitt County. No financial statements were included.

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

DATE:   November 13, 1997
        ----------------------