Form 10-Q
period 1997-12-31
MLC HOLDINGS INC
filed 1998-02-13
CIK 1022408

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        -------------------------------

                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding December 31, 1997 was 6,071,305.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES



                                                                                             PAGE
Part I.       Financial Information:


 Item 1.      Financial Statements:

              Condensed Consolidated Balance Sheets as of December 31,
              1997 (Unaudited) and March 31, 1997
                                                                                              3

              Condensed Consolidated Statements of Earnings, Three month periods ended December 31, 1997 (Unaudited) and 1996
              (Unaudited)
                                                                                              4

              Condensed Consolidated Statements of Earnings, Nine month
              periods ended December 31, 1997 (Unaudited) and 1996
              (Unaudited)                                                                     5

              Condensed Consolidated Statements of Cash Flows, Nine month periods ended December 31, 1997 (Unaudited) and 1996
              (Unaudited)                                                                     6

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                                     8

 Item 2.      Management's Discussion and Analysis of Results of
              Operations and Financial Condition
                                                                                              10


Part II.      Other Information:


 Item 1.      Legal Proceedings                                                               17

 Item 2.      Changes in Securities and Use of Proceeds                                       17

 Item 3.      Defaults Upon Senior Securities                                                 17

 Item 4.      Submission of Matters to a Vote of Security Holders                             17

 Item 5.      Other Information                                                               17

 Item 6.      Exhibits and Reports on Form 8-K                                                18


Signatures                                                                                    19

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           December 31,                   March 31,
                                                               1997                          1997
                                                            (UNAUDITED)
                                                     --------------------------    -------------------------
ASSETS
Cash and cash equivalents                                  $          7,603,544           $        6,654,209
Accounts receivable                                                  11,154,642                    8,846,426
Notes receivable                                                      1,785,594                    2,154,250
Employee advances                                                        52,260                       70,612
Inventories                                                           1,599,655                    1,253,694
Investment in direct financing and
   sales-type leases - net                                           20,948,573                   17,473,069
Investment in operating lease
   equipment - net                                                    8,339,890                   11,065,159
Property and equipment - net                                          1,057,012                      765,194
Other assets                                                          2,346,465                      740,925
                                                     --------------------------    -------------------------
TOTAL ASSETS                                                $        54,887,635            $      49,023,538
                                                     ==========================    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable - equipment                                $        10,527,958           $        4,946,422
Accounts payable - trade                                              2,367,862                    2,152,841
Salaries and commissions payable                                        404,530                      671,899
Accrued expenses and other
   liabilities                                                        3,125,626                    2,256,884
Income taxes payable                                                     67,655                      930,587
Recourse notes payable                                                  819,116                    1,293,100
Non-recourse notes payable                                           14,990,284                   19,705,060
Deferred taxes                                                          590,000                      590,000
                                                     --------------------------    -------------------------

             Total liabilities                                       32,893,031                   32,546,793
                                                     --------------------------    -------------------------

COMMITMENTS AND CONTINGENCIES                                         -----                        -----

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value -
   2,000,000 shares authorized; none
   issued or outstanding                                              -----                        -----
Common stock, $.01 par value -
   25,000,000 and 10,000,000 shares
   authorized; 6,071,305 and 5,909,976
   shares issued and outstanding at
   December 31, 1997 and March 31,
   1997, respectively                                                    60,713                       59,100
Additional paid-in capital                                           11,362,884                    9,346,214
Retained earnings                                                    10,571,007                    7,071,431
                                                     --------------------------    -------------------------

          Total stockholders' equity                                 21,994,604                   16,476,745
                                                     --------------------------    -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                        $      54,887,635           $       49,023,538
                                                     ==========================    =========================





     See accompanying notes to condensed consolidated financial statements.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                                      Three Months Ended
                                                                         December 31,
                                                                 1997                        1996
                                                             (UNAUDITED)                  (UNAUDITED)
                                                       -----------------------   -------------------------
REVENUES

Sales of equipment                                          $       10,797,522              $   12,740,660
Sales of leased equipment                                            7,299,836                   3,800,011
                                                       -----------------------   -------------------------
     Total sales                                                    18,097,358                  16,540,671

Lease revenues                                                       3,803,385                   2,990,124
Fee and other income                                                 1,662,666                     756,005
                                                       -----------------------   -------------------------
     Total other revenue                                             5,466,051                   3,746,129

                                                       -----------------------   -------------------------
TOTAL REVENUES                                                      23,563,409                  20,286,800
                                                       -----------------------   -------------------------


COSTS AND EXPENSES

Cost of sales of equipment                                           8,316,250                  10,619,515
Cost of sales of leased equipment                                    7,308,896                   3,768,443
                                                       -----------------------   -------------------------
     Total cost of sales                                            15,625,146                  14,387,958

Direct lease costs                                                   1,558,272                   1,454,202
Professional and other fees                                            282,278                     128,043
Salaries and benefits                                                2,630,773                   1,699,511
General and administrative expenses                                    903,010                     810,516
Interest and financing costs                                           396,756                     428,832
Non-recurring acquisition costs                                         39,103                     -----
                                                       -----------------------   -------------------------
      Total expenses                                                 5,810,192                   4,521,104

                                                       -----------------------   -------------------------
TOTAL COSTS AND EXPENSES                                            21,435,338                  18,909,062
                                                       -----------------------   -------------------------

EARNINGS BEFORE INCOME TAXES                                         2,128,071                   1,377,738

Provision for income taxes                                             850,584                     349,000
                                                       -----------------------   -------------------------

NET EARNINGS                                                $        1,277,487              $    1,028,738
                                                       =======================   =========================
NET EARNINGS PER COMMON SHARE                               $             0.21              $         0.19
                                                       =======================   =========================
NET EARNINGS PER COMMON SHARE - DILUTED                     $             0.21              $         0.19
                                                       =======================   =========================
PRO FORMA NET EARNINGS (See Note 4)                         $        1,277,487              $      891,110
                                                       =======================   =========================
PRO FORMA NET EARNINGS PER COMMON SHARE                     $             0.21              $         0.17
                                                       =======================   =========================
PRO FORMA NET EARNINGS PER COMMON
    SHARE - DILUTED                                         $             0.21              $         0.17
                                                       =======================   =========================
WEIGHTED AVERAGE COMMON SHARES                                       6,071,305                   5,341,890
WEIGHTED AVERAGE COMMON SHARES - DILUTED                             6,188,990                   5,364,600


     See accompanying notes to condensed consolidated financial statements.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                                       Nine Months Ended
                                                                         December 31,
                                                                1997                         1996
                                                             (UNAUDITED)                  (UNAUDITED)
                                                        ----------------------    ------------------------
REVENUES

Sales of equipment                                          $       36,290,550             $    35,084,168
Sales of leased equipment                                           39,486,348                  13,507,407
                                                        ----------------------    ------------------------
     Total sales                                                    75,776,898                  48,591,575

Lease revenues                                                      11,021,736                   6,900,727
Fee and other income                                                 4,481,831                   3,019,287
                                                        ----------------------    ------------------------
     Total other revenue                                            15,503,567                   9,920,014

                                                        ----------------------    ------------------------
TOTAL REVENUES                                                      91,280,465                  58,511,589
                                                        ----------------------    ------------------------


COSTS AND EXPENSES

Cost of sales of equipment                                          28,401,639                  29,384,224
Cost of sales of leased equipment                                   38,888,847                  13,359,442
                                                        ----------------------    ------------------------
     Total cost of sales                                            67,290,486                  42,743,666

Direct lease costs                                                   4,889,244                   3,150,945
Professional and other fees                                            723,152                     359,832
Salaries and benefits                                                7,415,657                   5,347,108
General and administrative expenses                                  3,057,796                   2,225,928
Interest and financing costs                                         1,372,020                   1,222,699
Non-recurring acquisition costs                                        222,557                      -----
                                                        ----------------------    ------------------------
      Total expenses                                                17,680,426                  12,306,512

                                                        ----------------------    ------------------------
TOTAL COSTS AND EXPENSES                                            84,970,912                  55,050,178
                                                        ----------------------    ------------------------

EARNINGS BEFORE INCOME TAXES                                         6,309,553                   3,461,411

Provision for income taxes                                           1,722,717                     955,000
                                                        ----------------------    ------------------------

NET EARNINGS                                                $        4,586,836             $     2,506,411
                                                        ======================    ========================
NET EARNINGS PER COMMON SHARE                               $             0.76             $          0.51
                                                        ======================    ========================
NET EARNINGS PER COMMON SHARE - DILUTED                     $             0.75             $          0.51
                                                        ======================    ========================

PRO FORMA NET EARNINGS (See Note 4)                         $        3,973,575             $     2,232,950
                                                        ======================    ========================
PRO FORMA NET EARNINGS PER COMMON SHARE                     $             0.66             $          0.45
                                                        ======================    ========================
PRO FORMA NET EARNINGS PER COMMON
    SHARE - DILUTED                                         $             0.65             $          0.45
                                                        ======================    ========================

WEIGHTED AVERAGE COMMON SHARES                                       6,017,920                   4,950,935
WEIGHTED AVERAGE COMMON SHARES - DILUTED                             6,127,933                   4,953,465


     See accompanying notes to condensed consolidated financial statements.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                  December 31,
                                                           1997                   1996
                                                        (UNAUDITED)           (UNAUDITED)
                                                     ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                          $    4,586,836          $   2,506,411
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation & amortization                             3,443,864              2,233,767
     Decrease in provision for credit losses                   (13,865)                -----
     Gain on sale of operating lease equipment                 (92,800)               (90,335)
     Adjustment of basis to fair market value
        of early returned operating lease
        equipment                                               -----                 299,403
     Payments from lessees directly to lenders              (1,375,099)            (1,245,583)
     Gain on disposal of property and equipment                 -----                  (8,740)
     Deferred taxes                                             -----                  21,000
     Compensation to outside directors-stock
        options                                                 18,283                 -----
     Changes in:
          Accounts receivable                               (2,311,932)            (5,115,327)
          Notes receivable                                     368,656               (211,606)
          Employee advances                                     (6,649)                 3,600
          Inventories                                         (181,764)            (2,897,673)
          Other assets                                      (1,216,167)                70,343
          Accounts payable - equipment                       5,581,535              3,350,679
          Accounts payable - trade                            (496,075)             2,678,582
          Salaries and commissions payable,
             accrued expenses and other
             liabilities                                      (399,557)               964,826
                                                     ------------------     ------------------
                 Net cash provided by operating
                 activities                             $    7,905,266         $    2,559,347
                                                     ------------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of operating lease
     equipment                                          $      609,722         $    2,777,871
  Purchase of operating lease equipment                     (1,987,058)           (16,763,745)
  Increase in investment in direct financing and
     sales-type leases                                      (6,373,493)            (8,049,465)
  Proceeds from sale of property and equipment                  -----                   8,740
  Purchase of property and equipment                          (428,952)               (64,044)
  (Increase)/decrease in other assets                         (353,181)               131,032
                                                     ------------------     ------------------
                 Net cash used in investing
                   activities                           $   (8,532,962)        $  (21,959,611)
                                                     ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings:
       Nonrecourse                                     $     3,587,039         $   19,290,233
       Recourse                                                174,894                205,517
  Repayments:
       Nonrecourse                                          (3,364,608)            (1,381,918)
       Recourse                                               (161,282)              (863,523)
  Borrowings (Repayments) on lines of credit                   362,000             (1,261,370)
  Proceeds from sale of stock                                2,000,000              8,603,762
  Distributions to shareholders of combined
     companies prior to business combination                (1,021,012)              (572,378)
                                                     ------------------     ------------------
                 Net cash provided by financing
                    activities                         $     1,577,031         $   24,020,323
                                                     ------------------     ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS              $       949,335         $    4,620,059
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               6,654,209                651,149
                                                     ------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $    7,603,544          $   5,271,208
                                                     ==================     ==================


                            (Continued on next page)

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Continued from previous page)


         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

           Interest paid                                                     $      225,209          $     116,787
                                                                           =================       ================

           Income taxes paid                                                 $    2,510,649          $     257,137
                                                                           =================       ================


    See accompanying notes to condensed consolidated financial statements.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1997, the condensed consolidated statements of earnings for the three and nine month periods ended December 31, 1996, and the condensed consolidated statement of cash flows for the nine month periods ended December 31, 1997 and 1996 have been restated to include the accounts and results of operations of the Company's two subsidiaries acquired during the second quarter of fiscal 1997, which were accounted for under the pooling-of-interests method. Although the balance sheet of the Company as of March 31, 1997 has been audited, the condensed consolidated balance sheet as of December 31, 1997, the condensed consolidated statements of earnings for the three and nine month periods ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine months ended December 31, 1997 and 1996 have been prepared by the Company, without audit.

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at December 31 and March 31, 1997, the results of operations for the three and nine month periods ending December 31, 1997 and 1996, and the cash flows for the nine month periods ended December 31, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1997 included in the Company's Annual Report on Form 10-K (No. 0-28926).


2.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

 The Company's investment in direct finance leases consists of the following components:

                                                                      December 31,         March 31,
                                                                          1997               1997
                                                                    --------------        ------------
                                                                              (In thousands)
    Minimum lease payments                                              $  19,354           $  18,752
    Estimated unguaranteed residual value                                   4,390               1,271
    Initial direct costs - net of amortization                                705               1,237
    Less:  Unearned lease income                                           (3,448)             (3,721)
    Reserve for credit losses                                                 (52)                (66)
                                                                    --------------        ------------
    Investment in direct financing lease and
         sales-type lease - net                                         $  20,949           $  17,473
                                                                    ==============        ============

3.   INVESTMENT IN OPERATING LEASE EQUIPMENT

 The components of the net investment in operating lease equipment are as follows:

                                                                          December 31,        March 31,
                                                                             1997                1997
                                                                        --------------        ------------
                                                                                  (In thousands)
       Cost of equipment under operating leases                             $  14,046           $  14,519
       Initial direct costs                                                        42                  42
       Accumulated depreciation and amortization                               (5,748)             (3,496)
                                                                        --------------        ------------

       Investment in operating leases - net                                 $   8,340           $  11,065
                                                                        ==============        ============


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

                                              Three months ended                 Nine months ended
                                            Dec. 31,         Dec. 31,        Dec. 31,          Dec. 31,
                                              1997            1996            1997              1996
                                          -------------------------------------------------------------------
                                                                  (In Thousands)
Net income before pro forma
  adjustment, per the
  consolidated income
  statement                                    $   1,277       $  1,029        $   4,587          $    2,506
Additional provision for
  income taxes                                       ---            138              613                 273
                                          -------------------------------------------------------------------

Pro forma net income                           $   1,277       $    891        $   3,974          $    2,233
                                          ===================================================================



5.  NEW ACCOUNTING PRONOUCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as of January 1, 1997. SFAS No. 125 has changed the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts subsequent to December 31, 1996. Additionally, SFAS No. 125 requires the Company to record gains or losses with respect to transfers of its interest in leases previously accounted for as direct finance leases. SFAS No. 125 has also altered the presentation in the Company's consolidated financial statements of revenues, expenses and certain assets and liabilities associated with finance contracts sold. As a result, certain aspects of the Company's financial statements as of December 31, 1997, and for the three and nine month periods then ended, may not be directly comparable to the prior period financial statements.

                      MLC HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations relate to the accompanying condensed consolidated balance sheets, statements of earnings, and statements of cash flow, as restated to include the accounts and results of operations of the Company's two recently acquired subsidiaries which were accounted for under the pooling-of-interests method. Although the balance sheets of the Company as of March 31, 1997 have been audited, the condensed consolidated balance sheets as of December 31, 1997, the condensed consolidated statements of earnings for the three and nine month periods ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine months ended December 31, 1997 and 1996 have been prepared by the Company, without audit.



RESULTS OF OPERATIONS - Three and Nine Months Ended December 31, 1997 (Unaudited) Compared to Three and Nine Months Ended December 31, 1996 (Unaudited)

The following discussion and analysis of the Company's results of operations should be read in conjunction with the accompanying unaudited condensed consolidated statements of earnings for the three and nine month periods ended December 31, 1997 and 1996, as restated.

Total revenues generated by the Company during the three month period ended December 31, 1997 were $23,563,409, compared to revenues of $20,286,800 during the comparable period in the fiscal prior year, an increase of 16.2%. During the nine month period ended December 31, total revenues were $91,280,465 and $58,511,589 in 1997 and 1996, respectively, an increase of 56.0%. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 9.41% to $18,097,358 during the three month period ended December 31, 1997, as compared to the corresponding period in the prior fiscal year. For the nine month period ended December 31, 1997 sales increased 56.0% to $75,776,898 over the corresponding period in the prior fiscal year. These increases are largely attributable to the 92.1% and 192.3% increases (three month and nine months, respectively) in sales of leased equipment. Historically, the majority of sales of leased equipment have been to one of the Company's two institutional equity partners. During the three months ended December 31, 1997 and 1996 sales to MLC/CLC, LLC, an institutional equity partner of the Company, accounted for 84.8% and 60.7% of sales of leased equipment, respectively. During the nine month periods ended December 31, sales to MLC/CLC, LCC accounted for 85.9% and 65.1% of 1997 and 1996 sales of leased equipment, respectively. Sales to the Company's equity joint ventures require the consent of the relevant joint venture partner. While management expects the continued availability of equity financing through these joint ventures, if such consent is withheld, or financing from these entities otherwise becomes unavailable, it could have a material adverse effect upon the Company's business, financial condition and results of operations until other equity financing arrangements are secured.

Sales of equipment, both new and used, are generated through the Company's equipment brokerage and re-marketing activities, and through its valued added reseller ("VAR") subsidiaries acquired during the second quarter of fiscal 1998. For the three months ended December 31, equipment sales decreased 15.3% to $10,797,522, while for the fiscal year to date through December 31, equipment sales increased 3.4% to $36,290,550. The Company's brokerage and re-marketing activities accounted for 25.1% and 36.4% of equipment sales during the three month period in 1997 and 1996, respectively. During the nine month periods ended December 31, 1997 and 1996, brokerage and re-marketing activities generated 18.6% and 39.8% of equipment sales revenue, respectively. Brokerage and re-marketing revenue can vary significantly from period to period, depending on the volume and timing of transactions, and the availability of equipment for sale. Sales of equipment through the Company's VAR subsidiaries accounted for the remaining portion of equipment sales.

The Company's lease revenues increased 27.2% to $3,803,385 for the three month period ended December 31, 1997, compared with the corresponding period in the prior fiscal year. For the fiscal year to date through December 31, lease revenues increased 59.7% to $11,021,736 for the 1997 period compared to the same period in 1996. These increases consist of increased lease earnings and rental revenues reflecting a higher average investment direct financing leases and in operating lease equipment. In addition, lease revenue includes the gain or loss on the sale of certain financial assets, as required under the provisions of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was required to be in effect as of January 1, 1997.

For the three and nine months ended December 31, 1997, fee and other income increased 119.9% and 48.4%, respectively, over the comparable periods in the prior fiscal year. These increases are attributable to increases in revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's VAR subsidiaries acquired during the second quarter of fiscal 1998. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but which there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consumate such transactions, and the timing threreof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company realized a gross margin on sales of equipment of 23.0% for the three month period ended December 31, 1997, as compared to a gross margin of 16.6% realized on sales of equipment generated during the same three month period in the prior fiscal year. For the nine months ended December 31, 1997, the Company's gross margin on sales of equipment was 21.7%, as compared to a gross margin of 16.2% during the same period in the prior fiscal year. The Company's gross margin on sales of equipment can be effected by the mix and volume of products sold.

The gross margin generated on sales of leased equipment represent the sale of the equity portion of equipment placed under lease and can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. For example, a lower margin or a loss on the equity portion of a transaction is often offset by higher lease earnings and/or a higher gain on the debt funding recognized under SFAS No. 125. Additionally, leases which have been debt funded prior to their equity sale will result in a lower sales and cost of sale figure, but the net earnings from the transaction will be the same as had the deal been debt funded subsequent to the sale of the equity. During the three month period ended December 31, 1997, the Company recognized a net loss of $9,060 on equity sales of $7,299,836, as compared to a gross margin of $31,568 on equity sales of $3,800,011 during the same period in the prior fiscal year. Fiscal year to date, through December 31, 1997, the Company recognized a gross margin of $597,501 (1.5%) on equity sales of $39,486,348, as compared to a gross margin of $147,965 (1.1%) on equity sales of $13,507,407 during the same period in the prior fiscal year.

The Company's direct lease costs increased 7.2% and 55.2% during the three and nine month periods ended December 31, 1997, as compared to the same periods in the prior fiscal year. Although the largest component of direct lease costs is depreciation on operating lease equipment, the increase is primarily attributable to increased re-billable costs, including frieght and installation, which are re-billed to lessees.

Professional and other fees incurred by the Company during the three and nine month periods ended December 31, 1997 were $282,278 and $723,152, reflecting increases of 120.5% and 101.0% over the comparable periods in the prior fiscal year, respectively. These increases are attributable to increases in the volume of broker fees which the Company pays on certain transactions, and the increased legal and professional fees associated with the Company's securities being publicly traded.

Salaries and benefits and general and administrative ("G&A") costs increased 54.8% and 11.41%, during the three month period ended December 31, 1997 over the same period in prior fiscal year. For the fiscal year to date through December 31, 1997, salaries and G&A costs have increased 38.7% and 37.4% over the prior fiscal year, respectively. These increases are the result of additional personnel and administrative costs associated with the increased volume of leasing transactions the Company has generated in comparison to the corresponding periods in the prior fiscal year.

Interest and financing costs incurred by the Company for the three and nine months ended December 31, 1997 amounted to $396,756 and $1,372,020, respectively, and relate to interest costs on the Company's lines of credit and notes payable. Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remited directly to the lender by the leasee.

The Company recognized non-recurring acquisition costs of $39,103 and $222,557 during the three and nine months ended December 31, 1997, respectively, related to the acquisition of companies which will be accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting and legal fees, and various other acquisition related costs. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method. The Company expects to incur similar costs in the future, as the Company anticipates completing additional acquisitions accounted for under the pooling-of-interests method. (See "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS").

The Company's provision for income taxes increased to $850,584 for the three months ended December 31, 1997 from $349,000 for the three months ended December 31, 1996, reflecting effective income tax rates of 40.0% and 25.3%, respectively. For the nine months ended December 31, 1997, the Company's provision for income tax was $1,722,717, as compared to $955,000 during the comparable period in prior fiscal year, reflecting effective income tax rates of 27.3% and 27.6%, respectively. The low effective income tax rates, compared to the federal statutory rate of 35.0%, were primarily due to the inclusion of the net earnings of businesses acquired by the Company, which prior to their combination with the Company had elected subchapter S corporation status, and as such were not previously subject to federal income tax. Pro forma net earnings adjusted as if the Company's subsidiaries which were previously subchapter S corporations had been subject to income tax throughout the periods presented were $1,277,487 and $891,110 for the three months ended December 31, 1997. For the nine months ended December 31, 1997, pro forma net earnings were $3,973,575 and $2,232,950.

The foregoing resulted in a 24.2% and 83.0% increase in net earnings for the three and nine month periods ended December 31, 1997, respectively, as compared to the same periods in the prior fiscal year. Basic and fully diluted earnings per common share were $.21 for the three months ended December 31, 1997 as compared to $.19 for the three months ended December 31, 1996, based on weighted average common shares outstanding of 6,071,305 and 5,341,890, respectively, and fully diluted weighted average shares of 6,188,990 and 5,364,600. For the fiscal year to date through December 31, 1997 the Company's basic and fully diluted earnings per share were $.76 and $.75, respectively, in 1997, as compared to $.51 and $.51, respectively, in 1996, based on weighted average common shares outstanding of 6,017,920 and 4,950,935, respectively and fully diluted weighted average shares of 6,127,933 and 4,953,465.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended December 31, 1997, the Company generated cash flows from operations of $7,905,266, and cash flows from financing activities of $1,577,031. Cash used in investing activities amounted to $8,532,962 during the same period. The net effect of these cash flows was to increase cash and cash equivalents by $949,335 during the nine month period. During the same period, the Company's total assets increased $5,864,097, or 12.0%, primarily the result of increases in direct financing leases and accounts receivable arising from equipment purchased on behalf of lessees but not yet placed under an equipment schedule. The Company's net investment in operating lease equipment decreased during the period, as the decrease in book value, primarily due to depreciation, outpaced new investment in operating lease equipment.

The financing necessary to support the Company's leasing activities has principally been provided from non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from money centers, regional banks, insurance companies, finance companies and financial intermediaries. The Company's non-recourse notes payable decreased 23.9%, primarily due to principal repayments made by lessees.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of December 31, 1997, the Company had $10,527,958 of unpaid equipment cost, as compared to $4,946,422 at March 31, 1997.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. On June 5, 1997, the Company entered into the CoreStates Facility, which is available through June 5, 1998, and bears interest at LIBOR+110 basis points, or, at the Company's option, Prime minus one percent. On September 5, 1997, the Company's CoreStates Facility was increased to a maximum limit of $25 million. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. As of December 31, 1997, the Company had no outstanding balance on the CoreStates Facility. The CoreStates facility is made to MLC Group, Inc., and guaranteed by MLC Holdings, Inc. In addition, MLC Holdings, Inc. has guaranteed the lines of credit made to the Company's newly acquired subsidiaries.

The Company's newly acquired subsidiaries, MLC Network Solutions, Inc. and ECCI, both have separate credit sources to finance their working capital requirements for inventories and accounts receivable. Their traditional business as value-added resellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty days is charged to the supplier/distributor but not the reseller. These floor plan liabilities are recorded under accounts payable as they are normally repaid within the 30 day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the 30 day obligation is not timely liquidated, interest is then assessed at stated contractual rates. As of December 31, 1997 MLC Network Solutions, Inc., has floor planning availability of $1,400,000 through Deutsche Financial, Inc. and $300,000 from IBM Credit Corporation. The outstanding balances to these respective suppliers were $345,590 and $11,681 as of December 31, 1997. ECCI has floor planning availability of $1,500,000 from AT&T Credit Corporation, $1,000,000 through IBM Credit Corporation, and $100,000 through Deutsche Financial, Inc. The outstanding balances to these respective suppliers were $490,640, $299,455 and $2,318 as of December 31, 1997. In Addition, ECCI has a line of credit in place, expiring on April 30, 1998, with PNC Bank, N.A. to provide an asset based credit facility. The line has a maximum credit limit of $2,500,000 and interest is based on the bank's prime rate. The outstanding balance was $472,000 as of December 31, 1997.

In March 1997, the Company established the Heller Facility, a $10,000,000 partial recourse credit facility agreement, with Heller Financial, Inc., Vendor Finance Division. Under the terms of the Heller Facility, a maximum amount of $10 million is available to the Company, provided, that each draw is subject to the approval of Heller. As of December 31, 1997, the principal balance due under the Heller Facility was $1,478,620.

Through MLC/GATX Limited Partnership I and MLC/CLC, LLC, the Company has formal joint venture agreements with two institutional investors which provide the equity investment financing for certain of the Company's transactions. GATX, an unaffiliated company which beneficially owns 90% of MLC/GATX Limited Partnership I, is a publicly held company with stockholders' equity in excess of $804 million, as of June 30, 1997. Cargill Leasing Corporation, an unaffiliated investor which owns 95% of MLC/CLC, LLC, is affiliated with Cargill, Inc., a privately held business that was reported by Forbes Magazine to have 1997 earnings in excess of $800 Million. These joint ventures arrangements enable the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment is attributable to sales to either MLC/CLC, LLC or MLC/GATX Limited Partnership I (See "RESULTS OF OPERATIONS").

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment lease to one of its institutional partnerships with Cargill or GATX, or other internal means of financing. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company's future quarterly operating results and the market price of its stock may fluctuate. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing and financing companies or major customers or vendors of the Company.

The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, any reduction of expected residual values related to the equipment of the Company's leases, timing of specific transactions and other factors. Quarterly operating results could also fluctuate as a result of the sale by the Company of equipment in its lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately succeeding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during first three quarters of fiscal 1998.

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


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements contained in this Report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing, the ability of the Company to recover its investment in equipment through re-marketing, the ability of the Company to manage its growth, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Prospectus.

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


Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds
          Not Applicable

Item 3.   Defaults Under Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security-Holders
          Not Applicable

Item 5.   Other Information

          On February 11, 1998 the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 effective. The Registration Statement was filed to register 2,000,000 shares of Common Stock for use in future acquisitions which the Company may engage in from time to time and to register 964,305 shares of issued and outstanding Common Stock on behalf of certain selling shareholders.

Item 6(a) Exhibits

  EXHIBIT                                                                                               SEQUENTIAL
    NO.                                      DESCRIPTION OF EXHIBIT                                    PAGE NUMBER
-------------------------------------------------------------------------------------------------------------------
   27         Financial Data Schedule                                                                        20

Item 6(b) Reports on Form 8-K

          None filed during the quarter for which this report is filed

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



DATE:   February 12, 1998
        -------------------