Form 10-K405
period 1998-03-31
MLC HOLDINGS INC
filed 1998-06-29
CIK 1022408

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For the fiscal year ended March 31, 1998
                                             --------------

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from       to       .
                                              ------   ------

                       Commission file number: 0-28926
                                               -------

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

         Securities registered pursuant to Section 12(b) of the Act:
        Title of each class       Name of each exchange on which registered
              None
              ----

         Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.01 PAR VALUE
                        -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the price at which the stock was sold as of June 17, 1998 was $28,294,718.

           The number of shares of Common Stock outstanding as of June 17, 1998, was 6,082,005.

                     DOCUMENTS INCORPORATED BY REFERENCE



The following documents are incorporated by reference into the following parts of this Form 10-K:


Document                                                           Part
--------------------------------------------------------------------------------

Portions of the Company's definitive Proxy Statement
to be filed with the Securities and Exchange Commission
within 120 days after the Company's fiscal year end.              Part III


                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

MLC Holdings, Inc. ("MLC Holdings" or the "Company") was formed in 1996 and is a Delaware corporation which, pursuant to a reorganization effected September 1, 1996, serves as the holding company for MLC Group, Inc. ("MLC Group") and other subsidiaries. All references to the "Company" shall be deemed to include and refer to MLC Holdings and its subsidiaries, including MLC Group. The Company engages in no other business other than serving as the parent holding company for MLC Group, MLC Network Solutions, Inc., ("MLC Network Solutions"), MLC Federal, Inc., MLC Capital, Inc., MLC Integrated, Inc. ("MLCI", formerly known as Educational Computer Concepts, Inc. or "ECCI") and MLC Leasing, S.A. de C.V., (a wholly owned subsidiary of MLC Group and MLC Network Solutions, based in Mexico City, Mexico). MLC/GATX Leasing Corporation is a 50% owned investment of MLC Group. MLC Group has a 5% membership interest in MLC/CLC LLC and serves as its manager. Both MLC Capital, Inc. and MLC Leasing, S.A. de C.V. did not conduct any business during the year ended March 31, 1998.

On July 24, 1997, the Company, through a new wholly owned subsidiary, MLC Network Solutions which was incorporated on July 14, 1997, entered into an Agreement and Plan of Merger with Compuventures. Compuventures was merged into MLC Network Solutions effective July 24, 1997. The outstanding shares of Compuventures Common Stock were converted into 260,978 shares, valued at $3,384,564, of MLC Holdings Common Stock. Compuventures is a value-added reseller of PC's and related network equipment and software products and provides various support services to its customers from facilities located in Greenville, Raleigh and Wilmington, North Carolina. The merger was accounted for as a pooling of interests.

MLCI was acquired on September 29, 1997 through the merger of MLC Acquisitions Corporation, a newly formed corporation wholly owned by MLC Holdings, which was incorporated on September 2, 1997, into ECCI with ECCI being the surviving entity and being renamed MLC Integrated, Inc. MLCI currently conducts a network services and software and PC reselling business from its sole location in Pottstown, Pennsylvania. MLC Holdings effectively exchanged 498,998 shares of its Common Stock, valued at $7,092,000, for all of the outstanding stock of ECCI. This transaction was also accounted for as a pooling of interests.

MLC Federal, Inc. was incorporated on September 17, 1997 to handle business servicing the Federal government marketplace.

On October 22, 1997, the Company formed MLC Leasing, S.A. de C.V., a wholly owned subsidiary of MLC Group and MLC Network Solutions based in Mexico City, Mexico. To date, no business has been conducted through the subsidiary.

The Company's principal executive office is located at 11150 Sunset Hills Road, Suite 110, Reston, Virginia 20190-5321 and its telephone number at such address is (703) 834-5710. The Company's 179 full time and 11 part time employees operate through fourteen offices, including its principal executive offices and regional sales offices which are located in the following metropolitan and suburban areas: Pottstown and West Chester, Pennsylvania (both are Philadelphia suburban locations); Dallas and Austin, Texas; Sacramento and San Diego California; Greenville, Wilmington and Raleigh (2 offices), North Carolina; Richmond, Virginia; Pittsburgh, Pennsylvania; and Atlanta, Georgia. The Company also has an arrangement with an independent contractor who works primarily for the Company from Columbus, Ohio.

GENERAL

The Company specializes in leasing and financing information technology assets, providing network services, software and PCs, providing system design and upgrades, hardware maintenance, on-site technical support, relocation services and providing asset management services to commercial customers with annual sales revenue of between $10 million and $500 million ("middle market customers"), select Fortune 1000 firms, federal, state and local governments and vendors. The assets leased or sold by the Company include personal computers and peripherals, client server systems, networks, mid-range and mainframe computer equipment, telecommunications equipment and software. The Company also leases and finances equipment, software and services through relationships with vendors, equipment manufacturers and systems integrators. MLC Network Solutions and MLCI were acquired to provide a wide range of information technology ("IT") services and solutions to middle market organizations. The Company offers its clients a single source for a comprehensive range of services, including procurement of software, PC and communication equipment, desktop systems maintenance and support, strategic planning and management consulting, integration and installation of IT systems, training and continuing education. The Company will focus on marketing its comprehensive IT offerings to middle market organizations, which typically spend from $250 thousand to $25 million annually on their IT needs. The IT service industry has evolved into a highly fragmented environment with a small number of large, national service providers and a large number of small- and medium-sized service providers, usually with a regional focus. Large IT service providers typically address the IT needs of large organizations with substantial IT requirements for a wide range of services, whereas smaller IT service firms provide specialized services of limited scope. Consequently, middle market organizations rely on multiple, often specialized, smaller IT service providers to help implement and manage their systems. The Company believes that a single-source IT service provider will help middle market organizations reduce cost and management complexity and increase the quality and compatibility of IT solutions. As part of its strategy, the Company intends to leverage its high-level services to foster long-term relationships with clients and to implement technology strategies in order to achieve the clients' desired IT solutions. The Company also believes it can increase its revenues from existing clients by cross-selling its services. Another key element of the Company's strategy is the expansion of service offerings and the addition of new businesses in order to offer new and existing clients access to a more complete range of services. The Company also will operate with a decentralized management structure to provide focus on superior client service and foster a motivating environment for its various subsidiaries, and will seek to acquire additional companies to strengthen its core competencies, to offer complementary services and to facilitate its expansion into new regions.

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

The Company, for the fiscal year ended March 31, 1998, had two significant relationships. The loss of either of these two relationships would have a material effect to the future results of the organization. The first is a lease customer, Sprint Communications Company and Affiliates, which represented approximately 37% of the lease volume generated for the year ended March 31, 1998. This represents the largest single lessee of the Company. The second significant relationship is with MLC/CLC, LLC, of which Cargill Leasing Corporation owns 95% and the Company owns the remaining 5%. The Company sold approximately $44.8 million of commercial lease volume to the equity joint venture entity.

The Company's management team is led by Phillip G. Norton, Chairman of the Board, President, and Chief Executive Officer, Bruce M. Bowen, founder of the Company, a Director and Executive Vice President, Thomas B. Howard, Jr., Vice President and Chief Operating Officer, Steven J. Mencarini, Senior Vice President and Chief Financial Officer, and Kleyton L. Parkhurst, Secretary and Treasurer, each of whom has extensive experience in the leasing and finance industries.

INDUSTRY OVERVIEW

The Company believes that its market is undergoing rapid changes and expansion which present significant opportunities for growth. The primary structural changes in the market are the result of customer end-users, technology and vendor distribution and marketing trends.

Customer End-Users -- Commercial. The equipment leasing industry in the United States is a significant factor in financing capital expenditures of businesses. According to research by the Equipment Leasing Association of America ("ELA"), using United States Department of Commerce data, approximately $180 billion of the $593 billion of business investment in equipment in 1997 was acquired through leasing. The ELA estimates that 80% of all U.S. businesses use leasing or financing to acquire capital assets.

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

Customer End-Users - Government. The Company believes that state and local governments have realized that information technology can provide tremendous gains in productivity and a decrease in overall costs. However, state and local governments are increasingly limited by budgetary constraints in their efforts to acquire goods and services; therefore, leasing is more favorable since it allows the immediate use of the asset while the cost is incurred over the asset's useful life. Moreover, leasing may facilitate the timely acquisition of equipment when compared to the lengthy process and many levels of approval necessary for bond referendums. An additional obstacle facing state and local governments in the upcoming years is the shift in program responsibility from the federal government to the state and local governments. The Company believes that this shift will require more information technology investment by state and local governments.

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

Vendor Distribution and Marketing. As hardware manufacturers face increasing competition, many manufacturers have sought greater control over their installed equipment base, and have entered into joint ventures with third-party financing sources to provide captive financing services. Under these arrangements, the third-party financing source (such as the Company) provide various levels of origination, administrative, servicing, and remarketing services, to complement or to replace a vendor's sales, marketing, administrative, or financing capabilities. The Company believes it has developed a vendor model which satisfies the new requirements of equipment vendors while providing an opportunity to earn a satisfactory return on the vendor's business. In addition, the Company can originate and control its own portfolio of non-vendor equipment leases using the vendor-program origination infrastructure, and such portfolio will remain the property of the Company and outside the scope of the vendor model.

STRATEGY

Based on industry trends and the Company's historical results, the Company will continue to implement and improve upon a three-pronged strategy designed to increase its customer base by: (i) providing continuing superior customer service while marketing to middle market and select Fortune 1000 end-users of information technology equipment and assets; (ii) purchasing companies or assets of companies in key regional markets with pre-existing customer bases; and (iii) further developing vendor leasing programs. Through its marketing strategy, the Company emphasizes cross selling to the different groups of clients and attempts to reach the maximum number of potential end-users.

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

Vendor Focus. Over the last several years, major manufacturers of information technology and telecommunications equipment have moved away from providing financing to end-user customers through captive finance organizations and have increasingly joint ventured their equipment financing function to independent leasing companies and financing companies. From the perspective of the large end-user of information technology and telecommunications equipment, outsourcing equipment financing can simplify and centralize the financing of multiple products from different vendors, particularly as most captive finance organizations will service only their manufacturer's products. Through its participation in vendor marketing programs, the Company leverages its marketing efforts by utilizing the sales force of the vendor. The vendor's sales organization provides the Company access to an extensive and diversified end-user customer base while saving the Company the cost of establishing these independent customer relationships. The Company uses its relationships with these vendors and end-users to create new customer relationships to which other products and services of the Company can be marketed directly. The ability to successfully establish such vendor and end-user relationships is essential to the successful implementation of this strategy.

LEASING, FINANCING AND SALES ACTIVITIES

The Company is in the business of selling, leasing and financing equipment and assets. Although the majority of the transactions are leases, the use of the phrase "lease," "leases," "leasing" or "financing" may refer to transactions involving: equipment leases; conditional sales contracts; installments purchase contracts; software and services contracts; municipal and federal government contracts; notes; operating leases; customer agreements; direct financial leases; receivables; factoring; tax exempt leases; true leases; leases with option to purchase; leases to purchase; vendor agreements; sales-type leases; leveraged leases; computer leases; capital leases; private label agreements; financing agreements; or energy management contracts.

Business Development. The Company conducts its business development efforts through its marketing staff of both employees and independent representatives which includes 57 individuals located in thirteen regional offices and the Company's principal executive office. The Company believes that one of its major strengths is its professional and dedicated sales organization and back office organization which gives it the ability to customize its programs to meet its customers' specific objectives.

Products and Services. The information technology and communications equipment that the Company presently purchases for lease or re-sale includes: (i) personal computers; (ii) laser printers; (iii) telecommunication controllers; (iv) tape and disk products; (v) file servers; (vi) mid-range computers; and (vii) mainframe computers. The software and services financed by the Company include off-the-shelf products and applications, database products, utilities and specific application products.

The services and support provided by the Company include: (i) custom lease and financing payment streams and structures; (ii) asset sales and trade-ins; (iii) upgrade and add-on leasing and financing; (iv) renewal and re-marketing; (v) personalized invoicing; (vi) network, acquisition and installation planning and
(vii) asset management and reporting.

Lease Terms and Conditions. Substantially all of the Company's lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a "hell-or-high-water" provision which requires the lessee to make all lease payments regardless of any lessee dissatisfaction with its equipment. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes.

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

At the inception of each lease, the Company has historically estimated a residual value for the leased equipment based on the terms of the related lease and which will permit the transaction to be financed or sold by means of external, generally nonrecourse, sources. This estimate is approved by the Company's investment committee, which acts by a signature process instead of conducting formal meetings. A decrease in the market value of such equipment at a rate greater than the rate expected by the Company, whether due to rapid technological obsolescence or other factors, would adversely affect the residual values of such equipment. Any such loss which is considered by management to be permanent in nature would be recognized in the period of impairment in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases." Consequently, there can be no assurance that the Company's estimated residual value for equipment will be realized.

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

Credit Review. Every transaction into which the Company enters is reviewed by the Company's Senior Credit Analyst, Treasurer and Chief Operating Officer of the Company to determine whether the lease payment stream can be financed on a nonrecourse basis, or must be financed through partial or total recourse borrowing, and that the financial condition of the lessee meets the Company's credit standards.

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

The typical lease transaction requires both nonrecourse debt and an equity investment by the Company at the time the equipment is purchased. The typical financing transaction is dependent upon the nonrecourse financing described below. The Company's equity investment in the typical lease transaction generally ranges between 5% and 20% of the equipment cost (but sometimes ranges as high as 35%). The balance of the equipment cost, or the nonrecourse debt portion, is typically financed with a lender on a nonrecourse basis to the Company. The Company's equity investment must come from: (i) internally generated funds originated by proceeds from sale of securities or retained earnings (ii); equity investments from third parties (MLC/CLC LLC); or (iii) recourse borrowings. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its growth is dependent, in part, on its ability to obtain each of the foregoing types of financing for both senior debt and equity investment.

Information relating to the sources of each of such sources of financing for equipment acquisitions are as follows:

Nonrecourse Financing. The credit standing of the Company's customers must be of such a quality as to allow the Company to finance most of its leasing or financing transactions on a nonrecourse basis. Under a nonrecourse loan, the Company borrows an amount equal to the committed lease payments under the financed lease, discounted at a fixed interest rate. The lender is entitled to receive the payments under the financed lease in repayment of the loan, and takes a security interest in the related equipment but has no recourse against the Company except for the specific items financed under each agreement. The Company retains ownership of such equipment, subject to the lender's security interest. The Company is not liable for the repayment of nonrecourse loans unless the Company breaches certain limited representations and warranties in the loan agreements. The lender assumes the credit risk of each such lease, and its only recourse, upon a default under a lease, is against the lessee and the equipment which is being leased thereunder.

Interest rates under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee, the term of the lease and the amount of the loan. Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Standard was effective for transactions occurring after December 31, 1996, and establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases made on a nonrecourse basis by the Company after December 31, 1996 meet the criteria for surrender of control set forth by SFAS 125 and have therefore been treated as sales for financial statement purposes and the net proceeds less the book value of the asset surrendered are recorded net on the income statement. As the new pronouncement was not retroactive to transactions prior to this date, the current balance of outstanding nonrecourse borrowings represent transactions that did not qualify for this accounting treatment. As of March 31, 1998, the Company had aggregate outstanding nonrecourse borrowings of approximately $13 million.

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

The Company's personnel in charge of the financing function are responsible for maintaining a diversified list of qualified nonrecourse debt sources so that the financing of transactions is not impaired by a lack of competitively priced nonrecourse debt. The Company receives nonrecourse financing from many different sources, offering various terms and conditions. These debt sources include regional commercial banks, money-center banks, finance companies, insurance companies and financial intermediaries.

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

The Company may utilize the public debt securities market in the future to provide a portion of the nonrecourse debt it requires. The Company believes that its utilization of the public debt securities markets is likely to reduce the Company's effective interest cost for its nonrecourse debt and to provide for a more efficient financing arrangement, than is presently provided by its existing financing arrangements, to fund its nonrecourse borrowing requirements. See "Item 7, Management's Discussion and Analysis of Results of Operations, Financial Condition, Liquidity and Capital Resources - Financial Condition, Liquidity and Capital Resources."

Equity Joint Ventures. Through MLC/CLC LLC, the Company has a formal joint venture arrangement with an institutional investor which provides the equity investment financing for certain of the Company's transactions. Cargill Leasing Corporation, an unaffiliated investor which owns 95% of MLC/CLC LLC, is a subsidiary of Cargill, Incorporated, a privately held business in Minnetonka, Minnesota. Cargill, Inc. has been reported by Forbes Magazine to be one of the largest privately owned companies in the United States. Cargill Leasing Corporation has been in the equipment leasing and financing business for over ten years. As privately held companies, neither Cargill, Inc. or Cargill Leasing Corporation makes financial information available to the public and neither company issues an annual report to the general public. Cargill, Inc. has released the following financial data for its fiscal year ended May, 1997 as reported in Forbes Magazine issue of December, 1997: sales were $56 billion, operating income was $3.2 billion and net income was $814 million. MLC/CLC LLC provided approximately $44.8 million of the Company's leased equipment sales of $50.4 million or 88.9% for the year ended March 31, 1998. For the year ended March 31, 1997, out of leased equipment sales of $21.6 million, MLC/CLC LLC represented $16.9 million or 78.2%. On June 4, 1998 Firstar Corporation and Cargill, Incorporated, jointly announced that they had signed a definitive agreement by which Firstar

Corporation will purchase 100 percent of the common stock of Cargill Leasing Corporation. The transaction is expected to close in the third quarter of calendar 1998, subject to review and approval by the Office of the Comptroller of the Currency and the Federal Trade Commission. It is expected that Cargill Leasing Corporation will have assets of approximately $625 million at the closing. Firstar Corporation is a $20 billion bank holding company which is publicly traded on the NYSE under the symbol "FSR". For the fiscal year 1998, of the Company's total revenue, approximately 37.8% was attributable to sales of lease transactions to MLC/CLC LLC as compared to the prior year when the sales represented 19.6% of total revenue. Transactions involving the use or placement of equity from this joint venture require the consent of the relevant joint venture partner, and if financing from those sources were to be withheld or were to become unavailable, it would limit the amount of equity available to the Company and may have a material adverse effect upon the Company's business, financial condition and results of operations. At this point in time, the Company is unable to determine the effects of the planned acquisition of Cargill Leasing by Firstar Corporation.

Equity Capital and Internal Financing. Occasionally the Company finances leases and related equipment internally, rather than with financing provided by lenders. These internal lease financings typically occur in cases where the financed amounts, terms, collateral, or structures are not attractive to lenders, or where the credit rating of the lessee is not acceptable to lenders. The Company also temporarily finances selected leases internally, generally for less than 90 days, until outside nonrecourse financing is obtained. The amount of equity capital available is a major element in the amount of lease asset portfolio of which the Company can retain ownership on its balance sheet. The Company would prefer to expand its retained portfolio through generating the necessary financial resources to support the required lease equity investment that it currently obtains through the equity joint ventures. The additional capital resources may be obtained through alternative recourse and nonrecourse debt or a secondary stock and/or debt offering. The Company has no commitments for such financing and there is no assurance that the additional lease equity funds will be either available or realized.

Recourse Financing and Bank Lines of Credit. The Company relies on recourse borrowing in the form of revolving lines of credit for working capital to acquire equipment to be resold in its value added reseller businesses, trading operation and to acquire equipment for leases and, to a lesser extent, the Company uses recourse financing for long term financing of leases.

On June 5, 1997, the Company entered into a $15,000,000 committed recourse line of credit with First Union National Bank, N.A., successor by merger on April 28, 1998 to CoreStates Bank, N.A. (the "First Union Facility"). The facility was amended by Amendment No. 1, dated September 5, 1997, which increased the commitment from $15,000,000 to $25,000,000, and increased the sublimit for Eligible Leases with Investment Grade Leases to $15,000,000 from $10,000,000. The facility was further amended by Amendment No. 2 dated December 19, 1997 which incorporated participation in the line by Riggs Bank, N.A. and Bank Leumi USA each in the amount of $5,000,000, and extended the facility to December 19, 1998. The Company is currently in discussions with the bank to increase the line to $35,000,000, raise the inventory sublimit to $5,000,000 from $1,000,000, and extend the facility one year from the date of the amendment. Borrowings under the First Union Facility bear interest at LIBOR + 110 basis points, or, at the Company's option, Prime minus one percent. On June 10, 1997, the Company terminated its previous recourse line of credit with First Union Bank of Virginia, N.A. , repaid all amounts outstanding, and made its first borrowing under the First Union Facility in the amount of $7,500,000. The First Union Facility is made to MLC Group and guaranteed by MLC Holdings. The First Union Facility is secured by certain of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment. The availability of the line is subject to a borrowing base which consists of inventory, receivables, purchased assets, and leases. As of March 31, 1998, the balance on the First Union Facility was $12,750,000. There can be no assurance that the Company will be able to renew, extend or replace this credit facility and a failure to renew, extend or replace the facility would have a material adverse effect upon the Company's business, financial condition and results of operations.

The Company's newly acquired subsidiaries, MLC Network Solutions (acquired July 24, 1997) and MLCI (acquired September 29, 1997), both have separate credit sources to finance their working capital requirements for inventories and accounts receivable, which the Company has guaranteed. Their traditional business as value-added resellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty days is charged to the supplier/distributor but not the reseller. These floor plan liabilities are recorded under accounts payable as they are normally repaid within the 30 day time frame as they represent an assigned accounts payable originally generated with the supplier/distributor. If the 30 day obligation is not timely liquidated, interest is then assessed at stated contractual rates. As of March 31, 1998 MLC Network Solutions has floor planning availability of $1,350,000 through Deutsche Financial, Inc. and $225,000 from IBM Credit Corporation. The outstanding balances to these respective suppliers were $1,120,320 and $29,160 as of March 31, 1998. MLCI has floor planning availability of $1,500,000 from FINOVA Capital Corporation, $750,000 through IBM Credit Corporation, and $100,000 through Deutsche Financial, Inc. The outstanding balances to these respective suppliers were $698,738, $104,011 and $0 as of March 31, 1998. MLCI additionally has a line of credit in place, expiring on July 31, 1998, with PNC Bank, N.A. to provide an asset based credit facility. The line has a maximum credit limit of $2,500,000 and interest is based on the bank's prime rate. As of March 31, 1998, there was no balance outstanding.

Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. See "Item 7, Management's Discussion and Analysis of Operations, Financial Condition, Liquidity and Capital Resources - Financial Condition, Liquidity and Capital Resources."

Partial Recourse Borrowing Facilities. On March 12, 1997, the Company finalized and executed documents establishing a $10,000,000 credit facility agreement (the "Heller Facility"), with Heller Financial, Inc. ("Heller"), a Delaware corporation. Under the terms of the Heller Facility, a maximum amount of $10,000,000 is available to the Company, provided, that each draw is subject to the approval of Heller. The Heller Facility is evidenced by a Loan and Security Agreement dated as of January 31, 1997 (the "Loan Agreement") and a First Amendment to Loan and Security Agreement (the "Amendment") dated as of March 12, 1997 (although the Loan Agreement is dated effective January 31, 1997, all documents were executed concurrently in March, 1997). On March 12, 1998, the commitment of Heller to fund additional advances under the line was allowed by the Company to expire, and the Company and Heller are currently negotiating the terms of a revised Heller Facility, although there can be no assurance that the Company will negotiate acceptable terms and conditions for further advances. The primary purpose of the Heller Facility was for the permanent fixed-rate discounting of rents for commercial leases of information technology assets with the Company's middle-market customers. As of March 31, 1998, the balance on this account was $1,205,528. Each advance under the facility bears interest at an annual rate equal to the sum of the weekly average U.S. Treasury Constant Maturities for a Treasury Note having approximately an equal term as the weighted average term of the contracts subject to the advance, plus an index ranging from 1.75% to 3.00%, depending on the amount of the advance and the credit rating (if any) of the lessee. The Heller Facility contains a number of covenants binding on the Company and is a limited recourse facility, secured by a first-priority lien in the contracts and chattel paper relating to each advance, the equipment subject to such contracts, a 10% cross-collateralized first loss guarantee, and all books, records and proceeds pertaining thereto. The Heller Facility is made to MLC Group and guaranteed by MLC Holdings. As compared to a committed line of credit, lending under the Heller Facility is in Heller's sole discretion, and is further subject to MLC Group's compliance with certain conditions and procedures.

DEFAULT AND LOSS EXPERIENCE

Until the fiscal year ended March 31, 1998, when the Company incurred a $17,350 credit loss, the Company had not taken any write-offs due to credit losses with respect to lease transactions since inception. The Company currently has a consolidated reserve for credit losses on leases and accounts receivable of $142,097. The Company believes that its reserve for credit losses is adequate at March 31, 1998.

COMPETITION

The Company believes it competes on the basis of price, responsiveness to customer needs, flexibility in structuring lease transactions, relationships with its vendors and knowledge of its vendors' products. The Company has found it most effective to compete on the basis of providing a high level of customer service and by structuring custom relationships with vendors and lease transactions that meet the needs of its vendors and customers. Other important elements that affect the Company's competitiveness are the high degree of knowledge and competence of its key employees, specifically relating to information technology and telecommunications equipment and operating lease financing. The Company competes in the information technology and telecommunications equipment leasing and financing market with bank-affiliated lessors, captive lessors and other independent leasing or financing companies. The Company's product and market focus often limits direct competition with many of these types of companies. Bank affiliated lessors typically do not directly compete in the operating lease segment of the leasing industry. Captive leasing companies, such as IBM Credit Corporation, typically finance only their parent Company's products. The Company competes directly with various independent leasing companies, such as El Camino Resources, Ltd., Comdisco, Inc., and Leasing Solutions, Inc. Many of the Company's competitors have substantially greater resources and capital and longer operating histories. The Company faces substantial competition in connection with the purchase, sale and lease of new and used computer systems, computer peripheral equipment, upgrades and parts. Among its competitors are numerous national and regional companies selling, leasing and financing the same or equivalent products. Many of these competitors are well established, have substantially greater financial, marketing, technical and sales support than the Company and have established reputations for success in the purchase, sale and lease of computer-related products. In addition, many computer manufacturers may sell or lease directly to the Company's customers, and the Company's continued ability to compete effectively may be affected by the policies of such manufacturers. The Company also faces competition from other financial services firms such as investment banking firms which underwrite municipal bonds to finance large municipal acquisitions, national finance companies which finance equipment in the government and commercial sectors, banks which finance local customers and also engage in lease transactions to obtain favorable tax benefits, as well as other financial intermediaries similar to the Company which may focus specifically on geography, asset-type or customer profiles. There can be no assurance that the Company will be able to compete successfully or that it will maintain profitability in the future.

EMPLOYEES

As of March 31, 1998, the Company had 179 full time employees and 11 part time employees. The Company has assigned its employees to the following functional areas, with the number of employees in each area indicated in parentheses: administrative and operations (24); sales and marketing (57); asset management
(9); contracts (18); accounting (18); technical support (53); executive (5); finance (3); and operations (3). No employees of the Company are represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company has fourteen leased office facilities with an aggregate of approximately 40,255 square feet of office space under lease. The Company's four largest offices are its principal executive office which is approximately 6,625 square feet at 11150 Sunset Hills Road, Suite 110, Reston, Virginia 20190, MLCI's sole location, a 16,200 square foot facility, located in Pottstown, PA, and MLC Network Solutions's two main locations in Greenville and Wilmington, NC which are 5,719 and 4,460 square feet respectively. The other regional offices in Austin, TX, San Diego, CA, Dallas, TX; Sacramento, CA; Pittsburg and West Chester, PA; Atlanta, GA; Richmond, VA; and Raleigh, NC comprise a total of 7,251 square feet. As of March 31, 1998, the aggregate monthly rent under all of the Company's office leases was approximately $46,014. The Reston office lease expires on November 19, 1998 and the Company believes it will be able to either renew its current lease or obtain other office space in the same general area.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings, and is not aware of any pending or threatened legal proceedings that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER
MATTERS

MARKET INFORMATION

The Company's Common Stock has traded on the Nasdaq National Market since November 20, 1996 under the symbol "MLCH." The following table sets forth the range of high and low closing sale prices for the Common Stock for the period November 20, 1996 through March 31, 1998, by quarter.


      Quarter Ended                       High                    Low
      -------------                       ----                    ---
      December 31, 1996*                  $10.25                  $ 8.75
      March 31, 1997                      $14.50                  $ 9.37
      June 30, 1997                       $14.00                  $10.75
      September 30, 1997                  $14.75                  $12.75
      December 31, 1997                   $14.75                  $11.75
      March 31, 1998                      $13.75                  $11.75

*For the period November 20, 1996 to December 31, 1996.

On June 19, 1998 the closing price of the Common Stock was $13.00 per share. On June 17, 1998, there were 36 shareholders of record of the Company's Common Stock. Management believes there are over 400 beneficial holders of the Company's Common Stock and has been advised that there are individual participants holding approximately 22% of the outstanding Common Stock pursuant to security position listings furnished by Cede & Company, New York, New York, registered clearing agency and depository.

DIVIDENDS

The Company has never paid a cash dividend to stockholders and the current policy of the Company's Board of Directors is to retain the earnings of the Company for use in the business. In addition, the FirstUnion Facility prohibits the Company from paying any dividends. Therefore, the payment of cash dividends on the Common Stock is unlikely in the foreseeable future. Any future determination concerning the payment of dividends will depend upon the elimination of these restrictions and the absence of similar restrictions in other agreements to which the Company is a party, the Company's financial condition, the Company's results of operations and any other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

On July 24, 1997, the Company, through a new wholly owned subsidiary, MLC Network Solutions which was incorporated on July 14, 1997, entered into an Agreement and Plan of Merger with Compuventures. Compuventures was merged into MLC Network Solutions effective July 24, 1997. The outstanding shares of Compuventures Common Stock were converted into 260,978 shares, valued at $3,384,564, of MLC Holdings Common Stock. This transaction was accounted for as a pooling of interests.

MLCI was acquired on September 29, 1997 through the merger of MLC Acquisitions Corporation, a newly formed corporation wholly owned by MLC Holdings, which was incorporated on September 2, 1997, into ECCI with ECCI being the surviving entity and being renamed MLC Integrated, Inc. MLCI currently conducts a network services and software and PC reselling business from its sole location in Pottstown, Pennsylvania. MLC Holdings effectively exchanged 498,998 shares of its Common Stock, valued at $7,092,000, for all of the outstanding stock of ECCI. This transaction was also accounted for as a pooling of interests.

On July 1, 1997, the Company issued 161,329 shares of stock to a single investor in a private placement for cash consideration of $2,000,000 (a per share price of $12.40). The stock was priced, per a Stock Purchase Agreement dated June 18, 1997, at a per share price equal to one-twentieth (1/20) of the sum of the closing price per share of the Company's Common Stock as reported on the NASDAQ National Market at the close of each of the last twenty business days immediately prior to the closing date (June 4 to July
1), multiplied by (.95).

All of the above shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and the information included under "Item 7, Management's Discussion and Analysis of Results of Operations, Financial Condition, Liquidity and Capital Resources - As of and For the Years Ended March 31, 1996, 1997 and 1998" and "Item 1, Business."


MLC HOLDINGS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)


                                                                        YEAR ENDED MARCH 31,
                                                      --------------------------------------------------------
                                                         1994       1995        1996       1997       1998
                                                      --------------------------------------------------------
STATEMENTS OF EARNINGS
Revenue:
   Sales of equipment                                 $   43,262 $   50,471  $   47,591 $   52,167 $   47,419
   Sales of leased equipment                               5,940      9,958      16,318     21,634     50,362
   Lease revenues                                          1,957      3,245       5,928      9,909     14,882
   Fee and other income                                    1,046        690       1,877      2,503      5,779
                                                      --------------------------------------------------------
      Total revenues                                      52,205     64,364      71,714     86,213    118,442
                                                      --------------------------------------------------------
Costs and Expenses:
   Cost of sales of equipment                             37,924     44,157      38,782     42,180     37,423
   Cost of sales of leased equipment                       5,698      9,463      15,522     21,667     49,669
   Direct lease costs                                        344        841       2,697      4,761      5,409
   Professional and other costs                              628        657         709        577      1,073
   Salaries and benefits                                   4,590      5,679       6,682      8,241     10,357
   General and administrative expenses                     1,781      1,673       2,040      2,286      3,694
   Interest and financing costs                              512      1,111       1,702      1,649      1,837
   Nonrecurring acquisition costs                              -          -           -          -        250
                                                      --------------------------------------------------------
      Total costs and expenses                            51,477     63,581      68,134     81,361    109,712
                                                      --------------------------------------------------------

Earnings before provision for income taxes
   and extraordinary item                                    728        783       3,580      4,852      8,730
Provision for income taxes                                    59        198         881      1,360      2,691
                                                      --------------------------------------------------------
Net earnings before extraordinary item                       669        585       2,699      3,492      6,039
Extraordinary gain (1)                                         -          -         117          -          -
                                                      --------------------------------------------------------
Net earnings                                          $      669 $      585  $    2,816 $    3,492 $    6,039
                                                      ========================================================
Net earnings per common share, before
   extraordinary item                                       0.15       0.13        0.59       0.67       1.00
Extraordinary gain per common share                            -          -        0.03          -          -
                                                      --------------------------------------------------------
Net earnings per common share - Basic                 $     0.15 $     0.13  $     0.62 $     0.67 $     1.00
                                                      ========================================================
Pro forma net earnings (2)                            $      545 $      529  $    2,389 $    3,133 $    5,426
                                                      ========================================================
Pro forma net earnings per common share - Basic       $     0.12 $     0.12  $     0.52 $     0.60 $     0.90
                                                      ========================================================

Weighted average shares outstanding - Basic            4,380,270  4,383,490   4,572,635  5,184,261  6,031,088


(1) The extraordinary gain in fiscal 1996 was the result of an insurance settlement for a fire at a subsidiary of the Company.

(2) Pro forma net earnings as if companies which were subchapter S corporations prior to their business combination with the Company, which were accounted for under the pooling of interests method, had been subject to federal income tax throughout the periods presented.

MLC HOLDINGS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)


                                                                           AS OF MARCH 31,
                                                      --------------------------------------------------------
                                                         1994       1995        1996       1997       1998
                                                      --------------------------------------------------------
BALANCE SHEETS
Assets:
   Cash and cash equivalents                          $    1,632 $      276  $      651 $    6,654 $   18,684
   Accounts receivable                                     3,384      4,852       4,526      8,846     16,383
   Notes receivable                                           87         37          92      2,154      3,802
   Inventories                                             1,692      1,294         965      1,278      1,214
   Investment in direct financing and sales
      type leases, net                                    10,146     12,124      16,273     17,473     32,496
   Investment in operating lease equipment, net              164      1,874      10,220     11,065      7,296
   Other assets                                              374        587       1,935        741      2,137
   All other assets                                          553        672         522        813      1,184
                                                      --------------------------------------------------------
      Total assets                                    $   18,032 $   21,716  $   35,184 $   49,024 $   83,196
                                                      ========================================================

Liabilities:
   Accounts payable - equipment                       $    1,092 $    3,014  $    4,973 $    4,946 $   21,284
   Accounts payable - trade                                1,970      1,890       2,215      3,007      6,865
   Salaries and commissions payable                          280        316         153        672        390
   Recourse notes payable                                  3,113      2,597       2,106        439     13,037
   Nonrecourse notes payable                               8,116     10,162      18,352     19,705     13,028
   All other liabilities                                   1,113        936       2,153      3,778      5,048
                                                      --------------------------------------------------------
      Total liabilities                                   15,684     18,915      29,952     32,547     59,652
Total stockholders' equity                                 2,348      2,801       5,232     16,477     23,544
                                                      --------------------------------------------------------
Total liabilities and stockholders' equity            $   18,032 $   21,716  $   35,184 $   49,024 $   83,196
                                                      ========================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - AS OF AND FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

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

The Company's results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, differences between estimated residual values and actual amounts realized related to the equipment the Company leases. Operating results could also fluctuate as a result of the sale by the Company of equipment in its lease portfolio prior to the expiration of the lease term to the lessee or to a third party. Such sales of leased equipment prior to the expiration of the lease term may have the effect of increasing revenues and net earnings during the period in which the sale occurs, and reducing revenues and net earnings otherwise expected in subsequent periods.

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

Sales-type leases include a dealer profit (or loss) which is recorded by the lessor at the inception of the lease. The dealer's profit (or loss) represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. The equipment subject to such leases may be obtained in the secondary marketplace, but most frequently is the result of releasing the Company's own portfolio. This profit (or loss) which is recognized at lease inception, is included in net margin on sales-type leases. For equipment sold through the Company's value added re-seller subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included as part of the Company's lease revenue.

Operating Leases. All leases that do not meet the criteria to be classified as direct financing or sales-type leases are accounted for as operating leases. Rental amounts are accrued on a straight line basis over the lease term and are recognized as lease revenue. The Company's cost of the leased equipment is recorded on the balance sheet as investment in operating lease equipment and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue, depreciation expense and the resulting profit for operating leases are recorded evenly over the life of the lease.

As a result of these three classifications of leases for accounting purposes, the revenues resulting from the "mix" of lease classifications during an accounting period will affect the profit margin percentage for such period with such profit margin percentage generally increasing as revenues from direct financing and sales-type leases increase. Should a lease be financed, the interest expense declines over the term of the financing as the principal is reduced.

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

The Company seeks to realize the estimated residual value at lease termination through: (i) renewal or extension of the original lease; (ii) sale of the equipment either to the lessee or the secondary market; or (iii) lease of the equipment to a new user. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in equipment sales revenues and cost of equipment sales when title is transferred to the buyer. The proceeds from any subsequent lease are accounted for as lease revenues at the time such transaction is entered into.

Initial Direct Costs. Initial direct costs related to the origination of sales-type, direct finance or operating leases are capitalized and recorded as part of the investment in direct financing and sales-type leases, net or as operating lease equipment, net and are amortized over the lease term.

Sales. Sales revenue includes the following types of transactions: (i) sales of new and/or used equipment which is not subject to any type of lease; (ii) sales of equipment subject to an existing lease, under which the Company is lessor, including any underlying financing related to the lease; and (iii) sales of off-lease equipment to either the original lessee or to a new user.

Other Sources of Revenue. Fee and other income results from (i) income events that occur after the initial sale of a financial asset such as escrow/prepayment income, (ii) remarketing fees, (iii) brokerage fees earned for the placement of financing transactions and (iv) interest and other miscellaneous income. These revenues are included in fee and other income on the Company's statements of earnings.

RESULTS OF OPERATIONS

REVENUES

During the three years ended March 31, 1998, the Company experienced growth in total revenues reflecting an increased volume of leasing and equipment sale transactions. Total revenues for fiscal year 1998 were $118.4 million, as compared to $86.2 and $71.7 million in fiscal years 1997 and 1996, respectively. Total revenues are comprised of equipment sales, revenue from the sales of leased equipment, lease revenues, and fee and other income.

Equipment sales revenue is generated through the sale of new and used equipment via the Company's equipment brokerage and re-marketing activities and through its recently acquired valued added re-seller ("VAR") subsidiaries. Equipment sales were $47.4 million in fiscal year 1998, as compared to $52.2 and $47.6 million in fiscal years 1997 and 1996, respectively. Changes in the cost of equipment sales have been consistent with changes in equipment sale revenue, and reflect a margin on equipment sales of 18.5%, 19.1% and 21.1%.

Revenue from the sales of leased equipment increased 132.8% to $50.4 million in fiscal 1998, as compared to $21.6 million in fiscal year 1997. Leased equipment sales revenue was $16.3 million in fiscal 1996. Historically, the Company has sold a significant portion of the leases it originates to one of its two institutional equity partners, MLC/CLC, LLC and MLC/GATX Limited Partnership I. As a result, historical increases equipment sales revenue are a direct result of increased lease originations. During fiscal year 1998, sales to MLC/CLC, LLC accounted for 88.9% of leased equipment sales revenue, a component of the Company's total revenues. Sales to the Company's equity partners requires the consent of the relevant joint venture partner. While management expects the continued availability of equity financing through its joint venture partners or other sources, should such financing unexpectedly become limited or unavailable, it could have a material adverse effect upon the Company's business, financial condition and results of operations until other financing arrangements are secured.

Cost of leased equipment sales represents the book value of equipment sold which was subject to a lease under which the Company is lessor. The revenues from leased equipment sales, as well as the related cost of sales, can vary significantly depending on the nature and timing of the sale of the equipment, as well as the nature and timing of any sale of the lease's rental stream. For example, a lower margin, or a loss on the equity portion of a lease is often offset by lease earnings and/or a gain recognized under SFAS No. 125. Additionally, leases which have been debt funded prior to equity sale will result in lower sales and cost of sales amounts, although the net earnings on the transaction will be the same as had the rental stream been sold after the equity sale.

Lease revenues increased to $14.9 million in fiscal 1998, as compared to $9.9 and $5.9 million in fiscal years 1997 and 1996, respectively. These increases are directly attributable to the Company's increased volume of lease transactions and reflects the Company's higher average investment in direct financing leases and operating lease equipment. In addition, lease revenues reflect the gains and losses from the sale of certain financial assets, primarily lease rental streams, to outside parties on terms that qualify for treatment as a sale under Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became effective January 1, 1997.

Fee and other income reflects the Company's revenues from adjunct services and fees relating to the Company's lease portfolio, as well as fees and other income generated by the Company's VAR subsidiaries including support fees, warranty reimbursements, and learning center revenues. Fee and other income accounted for 4.9%, 2.9% and 2.6% of total revenues during the fiscal years 1998, 1997 and 1996, respectively. The increase in fee and other income is largely attributable to an increased volume of fees relating to the Company's lease portfolio and fees earned by the Company for the management of leases which it has sold to an equity partner. Included in fee and other income are certain transactions which, while in the normal course of business, for which there can be no guarantee of future transactions of the same nature, size or profitability. The Company's ability to consummate such transactions, and the timing thereof, may depend largely on factors outside the control of management, and as such, earnings from these transactions in one period may not be indicative of earnings that can be expected in future periods.

EXPENSES

Direct lease costs include expenses directly attributable to the Company's lease portfolio, the largest being depreciation on the Company's investment operating lease equipment. During fiscal year 1998, direct lease costs were $5.4 million, as compared to $4.8 and $2.7 million in fiscal years 1997 and 1996, respectively. The majority of leases the Company originated in fiscal 1998 were direct financing leases, as compared to primarily operating leases in the past. If the Company continues to originate primarily direct financing type leases in the future, depreciation on operating lease equipment will diminish as the Company's operating lease portfolio matures.

Professional and other costs amounted to $1.1 million during fiscal year 1998, as compared to $0.6 and $0.7 million during fiscal years 1997 and 1996, respectively. The increase during the three year period is primarily attributable to increases in the volume of broker fees the Company pays on certain lease transactions, and the increased legal and professional fees associated with the Company's securities being traded in the public market since November, 1996.

Salaries and benefits and general and administrative expenses both increased during the three years ended March 31, 1998. Increases in these expenses are related primarily to the increased number of personnel required to service the increased volume of leasing and equipment sale transactions during the three year period. Salaries and benefits and general and administrative expenses accounted for 11.9%, 12.2% and 12.2% of total revenues during fiscal years 1998, 1997 and 1996, respectively.

Interest and financing costs reflect interest on recourse and nonrecourse lease related debt, operating lines of credit, floor planning agreements in place at the Company's VAR subsidiaries and other obligations of the Company. These costs amounted to $1.8, $1.6 and $1.7 million in fiscal years 1998, 1997 and 1996, respectively.

The Company recognizes as income tax expense the amount of estimated tax due on current period's income, whether that tax is to be paid currently or in the future. The provision for taxes was 30.8%, 28.0% and 24.6% of earnings before income taxes and extraordinary items for the fiscal years 1998, 1997 and 1996, respectively. The lower provision for income taxes, as compared to earnings before tax and extraordinary items is the result of earnings from the Company's VAR subsidiaries which prior to their combination with the Company were sub-chapter S corporations. As such, the provision for income tax for the three fiscal years ended March 31, 1998 relates only to earnings of the Company, exclusive of VAR earnings generated prior to their business combinations.

The Company's net earnings and net earnings per common share increased in each of the fiscal years 1998, 1997, and 1996. Net earnings were $6.0, $3.5, and $2.8 million in the fiscal years 1998, 1997 and 1996, respectively. These increases are a result of the fluctuations in revenues and expenses discussed in the above paragraphs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the two year period ended March 31, 1998, the Company improved its financial condition and available capital resources in several significant ways First, stockholders' equity increased from $5.2 million at the beginning of fiscal 1997 to $23.5 million at March 31, 1998, partially the result of the Company's initial public offering and a private placement of the Company's common stock. Second, the Company expanded its ability to finance its lease transactions through the formation of an equity joint venture, MLC/CLC, LLC. Finally, the Company's available lines of credit used for short term lease financing increased from $5 million to $25 million, in addition to amounts available to the Company's VAR subsidiaries through floor planning agreements. All of these factors have allowed the Company to support the higher levels of sales and leasing activity reflected in its financial statements.

The Company's total assets increased 69.7% to $83.2 million as of March 31, 1998 as compared to $49.0 million in total assets as of March 31, 1997.

The Company's cash and cash equivalents represented 22.5% and 13.6% of total assets as of March 31, 1998 and 1997, respectively. The increase in cash in the current year as compared to the prior year is a result of a large volume of fundings from the sale of lease receivables which were received near the balance sheet date. The Company's cash balances are invested in overnight, interest bearing investments.

The largest component of the Company's assets is its investment in direct financing and sales type leases and investment in operating lease equipment. These assets represent 47.8% and 58.2% of total assets as of March 31, 1998 and 1997, respectively. The Company's investment in direct financing leases and operating lease equipment amounted to $39.8 and $28.5 million at the end of fiscal years 1998 and 1997, respectively, reflecting an increased lease transaction volume. The size and composition of the Company's lease portfolio may vary depending nature and volume of new leases originated, as well as the nature and timing of sales of lease rental streams and sale of equipment underlying the leases.

As of March 31, 1998 and 1997, the Company had $3.8 and $2.2 million in notes receivable, respectively. The majority of these notes are receivable from the Company's joint venture equity partner and related to the rental stream on leases attached to equipment which was sold to the equity partner. The vast majority of these notes receivable are paid off with the proceeds of a non-recourse funding secured on behalf of the joint venture 30 to 90 days subsequent to an equity sale. In the event that a rental stream is not funded on behalf of the joint venture partner, the Company will continue to receive the rental payments from the lessee.

The Company's liabilities are composed primarily of amounts due to vendors for equipment to be placed on lease, recourse lines of credit, and nonrecourse debt associated with the Company's lease portfolio.

As of March 31, 1998 amounts due to vendors for inventory and general expenses ("Accounts Payable - trade") and amounts due to vendors for equipment which will be placed on lease ("Accounts Payable - equipment") totaled $28.1 million, as compared to $8.0 million at March 31, 1997. The increase is primarily attributable to an increase in amounts payable for equipment to be placed on lease reflecting the Company's higher lease transaction volume.

Recourse notes payable amounted to $13.0 and $0.4 million as of March 31, 1998 and 1997 respectively. The increase represents an increased amount due under the Company's lines of credits. Nonrecourse notes payable decreased to $13.0 million at March 31, 1998 from $19.7 million as of March 31, 1997. The decrease is the result of the current portfolio of nonrecourse notes being paid down. Additionally, the majority of nonrecourse debt notes originated during the current fiscal year qualified for sale treatment under SFAS No. 125, resulting in a significantly decreased amount of nonrecourse debt additions than in the prior fiscal year.

To date, the financing necessary to support the Company's leasing and financing activities has been provided principally from nonrecourse and recourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings.

In order to take advantage of the most favorable long-term financing arrangements available to it, the Company often finances equipment purchases and the related leases on an interim basis with short-term, recourse debt, and accumulates such leases until it has a sufficient transaction size (either with a single lessee or a portfolio of lessees) to warrant obtaining long-term financing for such leases either through nonrecourse borrowings or a sale transaction. Such interim financing is usually obtained through the Company's operating lines of credit or partial-recourse warehouse lines.

Borrowings under the operating lines of credit are generally secured by lease receivables and the underlying equipment financed under the facility. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. At March 31, 1998, there was $12,750,000 outstanding under the Company's operating lines of credit.

ADEQUACY OF CAPITAL RESOURCES

The Company's current working capital; lines of credit, if maintained, and its expected access to the public and private debt securities markets (including financings for its equity investment in leases) and its estimated cash flow from operations are anticipated to provide adequate capital to fund the Company's operations, including acquisitions and financings under its relationships with vendors, for at least the next 12 months. Although no assurances can be given, the Company expects to be able to maintain, renew, or replace its existing short-term lines of credit and to continue to have access to the public and private securities markets, both for debt and for equity financings.

THE YEAR 2000 ISSUE

The Company has identified all significant internal software and hardware applications that will require modifications to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The modification process of all significant applications and operational systems is substantially complete. The Company plans on completing the process of modifying all significant applications by December 31, 1998. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position, results of operations or cash flows in any given year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

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


NAME                                   AGE             POSITION                              CLASS
----                                   ---             --------                              -----
Phillip G. Norton**......................54         Chairman of the Board,                    III
                                                    President and Chief
                                                    Executive Officer

Thomas B. Howard, Jr.....................51         Vice President and Chief
                                                    Operating Officer

Bruce M. Bowen...........................46         Director and Executive Vice               III
                                                    President

Steven J. Mencarini......................42         Senior Vice President and
                                                    Chief Financial Officer

Terrence O'Donnell.......................53         Director                                   II

Carl J. Rickertsen.......................37         Director                                   II

Kleyton L. Parkhurst.....................35         Secretary and Treasurer

William G. Garner........................40         President, MLC Network Solutions

Vincent M. Marino........................40         President, ECCI

Kevin M. Norton**........................42         Vice President of Brokerage
                                                    Operations

William J. Slaton........................50         Vice President of Marketing

Thomas K. McNamara.......................52         Vice President

**Phillip G. Norton, Kevin M. Norton and Patrick J. Norton, Jr. are brothers. All references to a Mr. Norton contained herein refer to Mr. Phillip G. Norton unless otherwise indicated.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The financial statements listed in the accompanying Index to Financial Statements and Schedule are filed as a part of this report and incorporated herein by reference.

(a)(2) FINANCIAL STATEMENT SCHEDULE

The financial statement schedule listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

None

(c)     EXHIBITS

Exhibit
Number       Description

2.1(4)       Agreement and Plan of Merger dated July 24, 1997, by and among MLC
             Holdings, Inc., MLC Network Solutions, Inc., Compuventures of Pitt
             County, Inc., and the Stockholders of Compuventures of Pitt
             County, Inc.

2.2(5)       Agreement and Plan of Merger dated September 29, 1997 by and among
             MLC Holdings, Inc., MLC Acquisition Corp., Educational Computer
             Concepts, Inc. and the Stockholders of Educational Computer
             Concepts, Inc.

3.1(5)       Certificate of Incorporation of the Company, as amended

3.2(1)       Bylaws of the Company

4.1(1)       Specimen certificate of Common Stock of the Company

10.1(1)*     1996 Stock Incentive Plan (see 10.21 below for amended version)

10.2(1)* 1996 Outside Directors Stock Option Plan (see 10.23 below for amended version)

10.3(1)* 1996 Nonqualified Stock Option Plan (see 10.24 below for amended version)

10.4(1)* 1996 Incentive Stock Option Plan (see 10.22 below for amended version)

10.5(1) Form of Indemnification Agreement entered into between the Company and its directors and officers.

10.6(1) Lease dated July 14, 1993 for principal executive office located in Reston, Virginia, together with amendment thereto dated March
             18, 1996

10.7(1)*     Form of Employment Agreement between the Registrant and Philip G.
             Norton

10.8(1)*     Form of Employment Agreement between the Registrant and Bruce M.
             Bowen

10.9(1)*     Form of Employment Agreement between the Registrant and William J.
             Slaton

10.10(1)*    Form of Employment Agreement between the Registrant and Kleyton L.
             Parkhurst

10.11(1)     Form of Irrevocable Proxy and Stock Rights Agreement

Exhibit
Number       Description
10.12(1)     First Amended and Restated Business Loan and Security Agreement by
             and between the Company and First Union Bank of Virginia, N.A.

10.13(1) Loan Modification and Extension Agreement by and between the Company and First Union National Bank of Virginia, N.A.

10.14(1)     Credit Agreement by and Between the Company and NationsBanc
             Leasing Corporation

10.15(1)     Loan Modification and Extension Agreement

10.16(2)     Text of Loan and Security Agreement dated January 31, 1997 between
             MLC Group, Inc. and Heller Financial, Inc.

10.17(2)     Text of First Amendment to Loan and Security Agreement dated March
             12, 1997 between MLC Group, Inc. and Heller Financial, Inc.

10.18(3)     Credit Agreement dated as of June 5, 1997, by and between MLC
             Group, and CoreStates Bank, N.A.

10.19(3)*    Form of Employment Agreement between the Registrant and Thomas B.
             Howard, Jr.

10.20(3)*    Form of Employment Agreement between the Registrant and
             Steven J. Mencarini

10.21(5)*    MLC Master Stock Incentive Plan

10.22(5)*    Amended and Restated Incentive Stock Option Plan

10.23(5)*    Amended and Restated Outside Director Stock Option Plan

10.24(5)*    Amended and Restated Nonqualified Stock Option Plan

10.25(5)*    1997 Employee Stock Purchase Plan

10.26(5)     Amendment No. 1 dated September 5, 1997 to Credit Agreement dated
             June 5, 1997 between MLC Group, Inc. and CoreStates Bank, N.A.

21.1(6)      Subsidiaries of the Company

23.1         Consent of Deloitte & Touche LLP

23.2         Consent of Herbein & Company, Inc.

27.1         Financial Data Schedule

99.1(6)      Independent Auditor's Report of Herbein & Company, Inc. as to ECCI

-------------------
* Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Registration Statement on Form S-1 (No. 333-11737).

(2) Incorporated herein by reference to Exhibits 5.1 and 5.2 filed as part of the registrant's Form 8-K filed March 28, 1997.

(3) Incorporated herein by reference to the indicated exhibit filed as part of the registrant's Form 10-K filed on June 30, 1997.

(4) Incorporated herein by reference to the indicated exhibit filed as part of the registrant's Form 8-K filed on August 8, 1997.

(5) Incorporated herein by reference to the indicated exhibit filed as part of the registrant's Form 10-Q filed on November 14, 1997.

(6) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Registration Statement on Form S-1 (No. 333-44335).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MLC Holdings, Inc.

                               /s/ PHILLIP G. NORTON
                               -------------------------------------------------
                               By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                               Date: June 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               /s/ PHILLIP G. NORTON
                               -------------------------------------------------
                               By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                               Date: June 26, 1998


                               /s/ STEVEN J. MENCARINI
                               -------------------------------------------------
                               By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                               Date: June 26, 1998


                               /s/ THOMAS B. HOWARD
                               -------------------------------------------------
                               By: Thomas B. Howard, Vice President and
                               Chief Operating Officer
                               Date: June 26, 1998


                               /s/ BRUCE M. BOWEN
                               -------------------------------------------------
                               By: Bruce M. Bowen, Director and Executive
                                Vice-President
                               Date: June 26, 1998


                               /s/ KLEYTON L. PARKHURST
                               -------------------------------------------------
                               By: Kleyton L. Parkhurst, Secretary and Treasurer
                               Date: June 26, 1998


                               /s/ TERRENCE O'DONNELL
                               -------------------------------------------------

                               By: Terrence O'Donnell, Director
                               Date: June 26, 1998


                               /s/ CARL J. RICKERTSEN
                               -------------------------------------------------
                               By: Carl J. Rickertsen, Director
                               Date: June 26, 1998

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                PAGE
                                                                                ----
Independent Auditors' Report                                                    F-2

Consolidated Balance Sheets as of March 31, 1997 and 1998                       F-3

Consolidated Statements of Earnings for the Years Ended
     March 31, 1996, 1997, and 1998                                             F-4

Consolidated Statements of Stockholders' Equity for the Years
     Ended March 31, 1996, 1997 and 1998                                        F-5

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1996, 1997 and 1998                                              F-6 - F-7

Notes to Consolidated Financial Statements                                      F-8 - F-23

SCHEDULE

II-Valuation and Qualifying Accounts for the Three Years                        S-1
   Ended March 31, 1996, 1997 and 1998.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MLC Holdings, Inc.
Reston, Virginia

We have audited the consolidated balance sheets of MLC Holdings, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of MLC Holdings, Inc., ECC Integrated, Inc. and Compuventures of Pitt County, Inc., which have been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the statements of earnings, stockholders' equity, and cash flows of ECC Integrated, Inc. for the year ended March 31, 1996, which statements reflect total revenues of $15,291,164 for the year ended March 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ECC Integrated, Inc. for 1996, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MLC Holdings, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 22, 1998

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                   As of March 31,
                                                                            1997                      1998
                                                                        ---------------------------------------
ASSETS

Cash and cash equivalents                                               $  6,654,209              $ 18,683,796
Accounts receivable                                                        8,846,426                16,383,314
Notes receivable (1)                                                       2,154,250                 3,801,808
Employee advances                                                             70,612                    53,582
Inventories                                                                1,278,144                 1,213,734
Investment in direct financing and sales type leases - net                17,473,069                32,495,594
Investment in operating lease equipment - net                             11,065,159                 7,295,721
Property and equipment - net                                                 740,744                 1,131,512
Other assets (2)                                                             740,925                 2,136,554
                                                                        ---------------------------------------
TOTAL ASSETS                                                            $ 49,023,538              $ 83,195,615
                                                                        =======================================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - trade                                                $  3,006,937              $  6,865,419
Accounts payable - equipment                                               4,946,422                21,283,582
Salaries and commissions payable                                             671,899                   390,081
Accrued expenses and other liabilities                                     2,256,884                 3,560,181
Recourse notes payable                                                       439,004                13,037,365
Nonrecourse notes payable                                                 19,705,060                13,027,676
Deferred taxes                                                               590,000                 1,487,000
Income tax payable                                                           930,587                         -
                                                                        ---------------------------------------
Total Liabilities                                                         32,546,793                59,651,304

Commitments and contingencies (Note 7)                                             -                         -

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued or outstanding                                                      -                         -
Common stock, $.01 par value; 10,000,000 authorized at
   March 31, 1997; 25,000,000 authorized at March 31, 1998;
   5,909,976 and 6,071,505 issued and outstanding at March31,
   1997 and 1998, respectively                                                59,100                    60,715
Additional paid-in capital                                                 9,346,214                11,460,331
Retained earnings                                                          7,071,431                12,023,265
                                                                        ---------------------------------------
Total Stockholders' Equity                                                16,476,745                23,544,311
                                                                        ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 49,023,538              $ 83,195,615
                                                                        =======================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(1) Includes amounts with related parties of $1,835,214 and $3,709,508 as of March 31, 1997 and 1998, respectively.

(2) Includes amounts with related parties of $338,226 and $732,051 as of March 31, 1997 and 1998, respectively.

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                              Year Ended March 31,
                                                         --------------------------------------------------------------
                                                             1996                     1997                    1998
                                                         --------------------------------------------------------------
REVENUES

Sales of equipment                                       $ 47,591,068             $ 52,166,828            $ 47,419,115
Sales of leased equipment                                  16,318,049               21,633,996              50,362,055
                                                         --------------------------------------------------------------
                                                           63,909,117               73,800,824              97,781,170

Lease revenues                                              5,928,228                9,908,469              14,882,420
Fee and other income                                        1,876,410                2,503,381               5,778,685
                                                         --------------------------------------------------------------
                                                            7,804,638               12,411,850              20,661,105

                                                         --------------------------------------------------------------
TOTAL REVENUES  (1)                                        71,713,755               86,212,674             118,442,275
                                                         --------------------------------------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                   38,782,181               42,179,823              37,423,397
Cost of sales, leased equipment                            15,522,469               21,667,197              49,668,756
                                                         --------------------------------------------------------------
                                                           54,304,650               63,847,020              87,092,153

Direct lease costs                                          2,696,627                4,761,227               5,409,338
Professional and other fees                                   709,350                  576,855               1,072,691
Salaries and benefits                                       6,682,005                8,241,405              10,356,456
General and administrative expenses                         2,039,970                2,285,878               3,694,309
Nonrecurring acquisition costs                                      -                        -                 250,388
Interest and financing costs                                1,701,638                1,648,943               1,836,956
                                                         --------------------------------------------------------------
                                                           13,829,590               17,514,308              22,620,138

                                                         --------------------------------------------------------------
TOTAL COSTS AND EXPENSES  (2)                              68,134,240               81,361,328             109,712,291
                                                         --------------------------------------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES
     AND EXTRAORDINARY ITEM                                 3,579,515                4,851,346               8,729,984
                                                         --------------------------------------------------------------

PROVISION FOR INCOME TAXES                                    881,000                1,360,000               2,690,890
                                                         --------------------------------------------------------------

EARNINGS BEFORE EXTRAORDINARY ITEMS                         2,698,515                3,491,346               6,039,094

EXTRAORDINARY GAIN                                            117,044                        -                       -
                                                         --------------------------------------------------------------

NET EARNINGS                                             $  2,815,559             $  3,491,346            $  6,039,094
                                                         ==============================================================
NET EARNINGS PER COMMON SHARE, BEFORE
     EXTRAORDINARY ITEM                                          0.59                     0.67                    1.00
EXTRAORDINARY GAIN PER COMMON SHARE                              0.03                        -                       -
                                                         --------------------------------------------------------------

NET EARNINGS PER COMMON SHARE - BASIC                    $       0.62             $       0.67            $       1.00
                                                         ==============================================================
NET EARNINGS PER COMMON SHARE - DILUTED                  $       0.62             $       0.66            $       0.98
                                                         ==============================================================

PRO FORMA NET EARNINGS (Note 8)                          $  2,389,418             $  3,133,436            $  5,425,833
                                                         ==============================================================

PRO FORMA NET EARNINGS PER COMMON SHARE - BASIC          $       0.52             $       0.60            $       0.90
                                                         ==============================================================
PRO FORMA NET EARNINGS PER COMMON SHARE - DILUTED        $       0.52             $       0.60            $       0.88
                                                         ==============================================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                 4,572,635                5,184,261               6,031,088
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED               4,572,635                5,262,697               6,143,017


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(1) Includes amounts from related parties of $15,758,610, $21,051,453 and $46,710,190 for the fiscal years ended March 31, 1996, 1997, and 1998, respectively.

(2) Includes amounts from related parties of $15,055,141, $20,566,924 and $44,831,701 for the fiscal years ended March 31, 1996, 1997, and 1998, respectively.

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Common Stock                   Treasury Stock             Additional
                                                   ------------------------------  -----------------------------      Paid-in
                                                       Shares       Par Value         Shares          Cost            Capital
                                                   ------------------------------  -----------------------------   ---------------
Balance March 31, 1995                                  4,386,658       $ 44,960         109,389        $ 5,854      $    748,186

   Issuance of shares to owners                           370,059          3,701               -              -            (3,701)
   Purchase of treasury shares                             (2,327)             -           2,327         23,000                 -
   Distributions to owners                                      -              -               -              -                 -
   Net earnings                                                 -              -               -              -                 -

                                                   ------------------------------  -----------------------------   ---------------
Balance March 31, 1996                                  4,754,390         48,661         111,716         28,854           744,485

   Compensation to outside directors                            -              -               -              -             9,500
   Distributions to owners                                      -              -               -              -                 -
   Sale of common shares                                1,150,000         11,500               -              -         8,592,262
   Issuance of shares to owners                             5,586             56               -              -               (56)
   Retirement of treasury shares                                -         (1,117)       (111,716)       (28,854)               23
   Net earnings                                                 -              -               -              -                 -

                                                   ------------------------------  -----------------------------   ---------------
Balance March 31, 1997                                  5,909,976         59,100               -              -         9,346,214

   Sale of common shares                                  161,329          1,613               -              -         1,998,387
   Issuance of shares for option exercise                     200              2               -              -             1,748
   Compensation to outside directors                            -              -               -              -           113,982
   Distributions to owners                                      -              -               -              -                 -
   Net earnings                                                 -              -               -              -                 -

                                                   ==============================  =============================   ===============
Balance, March 31, 1998                                 6,071,505       $ 60,715               -        $     -      $ 11,460,331
                                                   ==============================  =============================   ===============


                                                      Retained
                                                      Earnings            TOTAL
                                                   ---------------  ------------------
Balance March 31, 1995                               $  2,013,994        $  2,801,286

   Issuance of shares to owners                                 -                   -
   Purchase of treasury shares                                  -             (23,000)
   Distributions to owners                               (362,330)           (362,330)
   Net earnings                                         2,815,559           2,815,559

                                                   ---------------  ------------------
Balance March 31, 1996                                  4,467,223           5,231,515

   Compensation to outside directors                            -               9,500
   Distributions to owners                               (859,378)           (859,378)
   Sale of common shares                                        -           8,603,762
   Issuance of shares to owners                                 -                   -
   Retirement of treasury shares                          (27,760)                  -
   Net earnings                                         3,491,346           3,491,346

                                                   ---------------  ------------------
Balance March 31, 1997                                  7,071,431          16,476,745

   Sale of common shares                                        -           2,000,000
   Issuance of shares for option exercise                       -               1,750
   Compensation to outside directors                            -             113,982
   Distributions to owners                             (1,087,260)         (1,087,260)
   Net earnings                                         6,039,094           6,039,094

                                                   ===============  ==================
Balance, March 31, 1998                              $ 12,023,265        $ 23,544,311
                                                   ===============  ==================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Year Ended March 31,
                                                                                   -------------------------------------------------
                                                                                       1996              1997              1998
                                                                                   -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                   $ 2,815,559       $ 3,491,346       $ 6,039,094
     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                              2,199,722         3,650,248         4,628,272
           Abandonment of assets                                                         17,984            10,049                 -
           Provision for credit losses                                                        -            66,000            (1,000)
           Extraordinary gain                                                          (117,044)                -                 -
           (Loss) (Gain) on sale of operating lease equipment (1)                      (323,422)           83,754           (55,881)
           Impairment of operating lease residual values                                      -           153,434                 -
           Payments from leasees directly to lenders                                   (884,389)       (1,590,061)       (1,788,611)
           Loss (Gain) on disposal of property and equipment                              4,489            (9,124)                -
           Deferred taxes                                                               623,000           121,000           897,000
           Compensation to outside directors - stock options                                  -             9,500           113,982
           Changes in:
              Accounts receivable                                                       323,782        (4,343,319)       (7,536,888)
              Notes receivable  (2)                                                     (55,088)       (2,062,393)       (1,647,558)
              Employee advances                                                         (61,996)           28,537            17,030
              Inventories                                                              (813,491)         (400,046)           64,410
              Other assets (3)                                                         (342,209)          457,169          (893,959)
              Accounts payable - equipment                                            1,958,532           (26,557)       16,337,160
              Accounts payable - trade                                                  329,149           796,740         3,858,482
              Salaries and commissions payable, accrued
                 expenses and other liabilities                                         638,690         2,286,921           629,380
                                                                                   -------------------------------------------------
                    Net cash provided by operating activities                         6,313,268         2,723,198        20,660,913
                                                                                   -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of operating equipment                                        1,383,677         4,992,050           726,714
     Purchase of operating lease equipment (4)                                      (13,919,193)      (24,800,360)       (2,065,079)
     Increase in investment in direct financing and sales-type leases (5)           (17,169,201)       (6,825,873)      (18,833,704)
     Proceeds from sale of property and equipment                                         9,049             9,124               800
     Insurance proceeds received                                                        750,000           512,044                 -
     Purchases of property and equipment                                               (301,039)         (266,061)       (1,032,243)
     (Increase) Decrease in other assets (6)                                           (306,228)          226,530          (472,962)
                                                                                   -------------------------------------------------
                 Net cash used in investing activities                              (29,552,935)      (26,152,546)      (21,676,474)
                                                                                   -------------------------------------------------

MLC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                                 Year Ended March 31,
                                                                                    ------------------------------------------------
                                                                                        1996             1997              1998
                                                                                    ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings:
        Nonrecourse                                                                  25,678,168        26,825,118         4,511,517
        Recourse                                                                         67,103           220,768           174,894
     Repayments:
        Nonrecourse                                                                  (1,144,023)       (3,199,626)       (4,872,557)
        Recourse                                                                       (231,273)         (434,867)         (307,819)
     Repayments of loans from stockholders                                              (50,000)         (275,000)          (10,976)
     Distributions to shareholders of combined companies
        prior to business combination                                                  (362,330)         (859,378)       (1,087,260)
     Proceeds from issuance of capital stock, net of expenses                                 -         8,603,762         2,001,750
     Purchase of treasury stock                                                         (23,000)                -                 -
     Proceeds (Repayments) from lines of credit                                        (252,098)       (1,448,370)       12,635,599
                                                                                    ------------------------------------------------
                 Net cash provided by financing activities                           23,682,547        29,432,407        13,045,148
                                                                                    ------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               442,880         6,003,059        12,029,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          208,270           651,150         6,654,209
                                                                                    ------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   651,150      $  6,654,209      $ 18,683,796
                                                                                    ================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                                         $   302,214      $    140,081      $    347,757
                                                                                    ================================================
     Cash paid for income taxes                                                     $   202,864      $    315,137      $  2,681,867
                                                                                    ================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


(1) Includes amounts (used by) provided by related parties of ($172,956), $3,930, and $(35,540) for the fiscal years ended March 31, 1996, 1997 and 1998.

(2) Includes amounts used by related parties of ($1,812,414) and $(1,897,094) for the fiscal years ended March 31, 1997 and 1998.

(3) Includes amounts (used by) provided by related parties of ($398,034), $285,943, and $ 51,482 for the fiscal years ended March 31, 1996, 1997 and 1998.

(4) Includes amounts provided by related parties of $1,073,427, $2,707,213, and $935,737 for the fiscal years ended March 31, 1996, 1997 and 1998.

(5) Includes amounts provided by (used by) related parties of $259,857, ($23,417), and $43,418,347 for the fiscal years ended March 31, 1996, 1997 and 1998.

(6) Includes amounts (used by) provided by related parties of ($270,860), $73,338, ($473,621) for the fiscal years ended March 31, 1996, 1997 and 1998.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AS OF AND FOR THE YEARS ENDED MARCH 31, 1996, 1997, AND 1998


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Effective September 1, 1996, MLC Holdings, Inc., (incorporated August 27, 1996) became the holding company for MLC Group, Inc., and MLC Capital, Inc. (MLC Holdings, Inc., together with its subsidiaries collectively, "MLC" or the "Company"). The accompanying consolidated financial statements include the accounts of the wholly owned subsidiary companies at historical amounts as if the combination had occurred on March 31, 1995 in a manner similar to a pooling of interest.

Business Combinations - On July 24, 1997, the Company, through a new wholly owned subsidiary, MLC Network Solutions, Inc., issued 260,978 common shares, valued at $3,384,564, in exchange for all outstanding common shares of Compuventures of Pitt County, Inc. ("Compuventures"), a value-added reseller of PC's and related network equipment and software products a provider of various support services to its customers from facilities located in Greenville, Raleigh and Wilmington, North Carolina. On September 29, 1997, the Company issued 498,998 common shares, valued at $7,092,000, in exchange for all outstanding common shares of Educational Computer Concepts, Inc. (dba "ECC Integrated")("ECCI"), a network systems integrator and computer reseller serving customers in eastern Pennsylvania, New Jersey and Delaware. ECC Integrated subsequently changed its name to MLC Integrated ("MLCI"). These business combinations have been accounted for as pooling of interests, and accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the accounts and results of operations of the pooled companies. See Note 12.

New Subsidiaries - On September 17, 1997, the Company established MLC Federal, Inc., a wholly owned subsidiary of MLC Holdings, Inc. The new subsidiary will concentrate on the origination of leases to federal, state, and local government entities. On October 22, 1997, the Company formed MLC Leasing, S.A. de C.V., a wholly owned subsidiary of MLC Group, Inc. and MLC Network Solutions, Inc., based in Mexico City, Mexico. To date, no business has been conducted through MLC Leasing, S.A. de C.V.

All significant intercompany balances and transactions have been eliminated.

Revenue Recognition - The Company sells information technology equipment to its customers and recognizes revenue from equipment sales at the time equipment is accepted by the customer. The Company is the lessor in a number of its transactions and these are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, the Company records the net investment in leases, which consists of the sum of the minimum lease term payments, initial direct costs, and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct finance leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property (net margins) is recorded as revenue at the inception of the lease (sales type leases have not been consumated during the three years ended March 31, 1998). The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" effective January 1, 1997. This standard establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases made on a nonrecourse basis by the Company after December 31, 1996 meet the criteria for surrender of control set forth by SFAS No. 125 and have therefore been treated as sales for financial statement purposes. SFAS No. 125 prohibits the retroactive restatement of transactions consummated prior to January 1, 1997 which would have otherwise met the requirements of a sale under the standard.

Sales of leased equipment represents revenue from the sales of equipment subject to a lease in which the Company is the lessor. If the rental stream on such lease has non-recourse debt associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of debt assumed by the purchaser. If there is no non-recourse debt associated with the rental stream, sales revenue is recorded at the amount of gross consideration received, and cost of sales is recorded at the book value of the lease.

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

Residuals - Residual values, representing the estimated value of equipment at the termination of a lease, are recorded in the financial statements at the inception of each sales-type or direct financing lease as amounts estimated by management based upon its experience and judgment. The residual values for operating leases are included in the leased equipment's net book value.

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

Reserve for Credit Losses - The reserve for credit losses (the "reserve") is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolio. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a nonrecourse or recourse basis).

Cash and Cash Equivalents - Cash and cash equivalents include short-term repurchase agreements with an original maturity of three months or less.

Inventories - Inventories are stated at the lower of cost (specific identification basis) or market.

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

Income Taxes - Deferred income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income tax liabilities and assets are based on the difference between financial statement and tax bases of assets and liabilities, using tax rates currently in effect. The Company acquired two companies which were accounted for under the pooling of interests method. Prior to their business combinations with the Company, the two companies had elected to be taxed under the provisions of Subchapter "S" of the Internal Revenue Code. Under this election, each company's income or loss was included in the taxable income of the stockholders. See Note 8.

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

Reclassifications - Certain items have been reclassified in the March 31, 1996 and 1997 financial statements to conform to the March 31, 1998 presentation.

Initial Public Offering - During November and December 1996, MLC consummated an initial public offering ("the Offering") of 1,150,000 shares of its common stock including the over allotment. The Company received proceeds of $9.4 million (gross proceeds of $10.1 million less underwriters expense of $0.7 million), and incurred $0.8 million in expenses. Of the net proceeds of approximately $8.6 million, $0.3 million was used to repay outstanding stockholder loans and the related accrued interest and the balance of $8.3 million was used for general corporate purposes.

Earnings Per Share - Earnings per share have been calculated in accordance with SFAS No. 128, "Earnings per Share," issued in February, 1997 and effective beginning in fiscal year 1998. Earnings per share amounts for fiscal years prior to 1998 have been restated to comply with SFAS No. 128. Basic EPS amounts were calculated based on weighted average shares outstanding of 4,572,635 in fiscal 1996, 5,184,261 in fiscal 1997, and 6,031,088 in fiscal 1998. Diluted EPS amounts were calculated based on weighted average shares outstanding and common stock equivalents of 4,572,635 in fiscal 1996, 5,262,697 in fiscal 1997 and 6,143,017 in fiscal 1998. Additional shares included in the diluted EPS calculation are attributable to incremental shares issuable upon the assumed exercise of stock options.

2.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following components:

                                                                          As of March 31,
                                                                      1997              1998
                                                               ----------------------------------
                                                                          (In Thousands)
          Minimum lease payments                                 $      18,752      $     29,968
          Estimated unguaranteed residual value                          1,271             7,084
          Initial direct costs, net of amortization (1)                  1,237               760
          Less: Unearned lease income                                  (3,721)           (5,270)
                Reserve for credit losses                                 (66)              (46)
                                                               ----------------------------------
          Investment in direct finance and sales
              type leases, net                                   $      17,473      $     32,496
                                                               ==================================

          (1) Initial direct costs are shown net of amortization of $1,299 and $1,592 at March 31, 1997 and 1998, respectively.

Future scheduled minimum lease rental payments as of March 31, 1998 are as follows:

                                                     (In Thousands)
         Year ending March 31, 1999                     $  13,301
                               2000                         9,119
                               2001                         5,632
                               2002                         1,618
                               2003 and thereafter            298
                                                      -----------
                                                        $  29,968
                                                      ===========

The Company's net investment in direct financing and sales-type leases is collateral for nonrecourse and recourse equipment notes. See Note 5.

3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years. The components of the net investment in operating lease equipment are as follows:

                                                                          As of March 31,
                                                                      1997              1998
                                                               ----------------------------------
                                                                         (In Thousands)
          Cost of equipment under operating leases               $      14,519      $     13,990
          Initial direct costs                                              42                51
          Less: Accumulated depreciation and
                amortization                                            (3,496)           (6,745)
                                                               ----------------------------------
          Investment in operating lease equipment, net           $      11,065      $      7,296
                                                               ==================================

As of March 31, 1998, future scheduled minimum lease rental payments are as follows:

                                                   (In Thousands)
         Year ending March 31, 1999                  $    3,320
                               2000                       1,496
                               2001                          50
                               2002                           5
                                                     ----------
                                                      $    4,871
                                                     ==========

Based on management's evaluation of estimated residual values included within the Company's operating lease portfolio, certain recorded residuals were written down to reflect revised market conditions. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," an impairment loss of $153,435 was recognized in the year ended March 31, 1997. Impairment losses are reflected as a component of direct lease costs in the accompanying consolidated statements of earnings.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                         As of March 31,
                                                                      1997              1998
                                                               ----------------------------------
                                                                          (In Thousands)
          Furniture and fixtures                                 $         852      $      1,157
          Vehicles                                                         142               138
          Capitalized software                                             186               477
          Leasehold improvements                                            23                24
          Less: Accumulated depreciation and
                amortization                                             (462)             (664)
                                                               ----------------------------------
          Property and equipment, net                            $         741      $      1,132
                                                               ==================================


5.  RECOURSE AND NONRECOURSE NOTES PAYABLE

Recourse and nonrecourse obligations consist of the following:

                                                                         As of March 31,
                                                                     1997              1998
                                                               ----------------------------------
                                                                         (In Thousands)
          Recourse equipment notes secured by related
          investments in leases with varying interest
          rates ranging from 8.53% to 8.75% in fiscal
          1997 and 1998                                          $        269      $        272

          Recourse line of credit with a maximum
          balance of $25,000,000, bearing interest at the

          LIBOR rate plus 1.1% or, at the Company's
          option, the prime rate less 100 basis points                      -            12,750

          Recourse line of credit with a maximum
          balance of $2,500,000 with an interest rate
          based on the prime rate                                         110                 -

          Term bank obligations with interest rates
          ranging from 8.25% to bank prime plus 75
          basis points                                                     31                10

          Capitalized equipment lease debt with interest
          imputed at 9%                                                     4                 -

          Loans from related parties with interest rates
          ranging from 8% to 10%                                           25                 5
                                                               ----------------------------------

          Total recourse obligations                             $        439      $     13,037
                                                               ==================================

          Nonrecourse equipment notes secured by
          related investments in leases with interest
          rates ranging from 6.30% to 9.90% in fiscal
          1997 and 6.30% to 9.99% in fiscal 1998                 $     19,705      $     13,028
                                                               ==================================


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

Borrowings under the Company's $25 million line of credit are subject to certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to worth ratio, and minimum interest expense coverage ratio. Borrowings are limited to the Company's collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $25 million. In addition, the credit agreement restricts, and under some circumstances prohibits the payment of dividends.

Recourse and nonrecourse notes payable as of March 31, 1998, mature as follows:

                                                  Recourse          Nonrecourse
                                               Notes Payable       Notes Payable
                                             -------------------------------------
                                                        (In Thousands)
        Year ending March 31, 1999             $      12,950       $       7,606
                              2000                        56               4,322
                              2001                        31               1,006
                              2002                         -                  94
                                             -------------------------------------
                                               $      13,037       $      13,028
                                             =====================================


6.  RELATED PARTY TRANSACTIONS

The Company provided loans and advances to employees and/or stockholders, the balances of which amounted to $70,612 and $53,582 as of March 31, 1997 and 1998, respectively. Such balances are to be repaid from commissions earned on successful sales or financing arrangements obtained on behalf of the Company, or via scheduled payroll deductions.

As of March 31, 1997 and 1998, $72,000 and $85,020 was receivable from United Federal Leasing, which is owned in part by an individual related to a Company executive. As of March 31, 1997 and 1998, the Company had fully reserved for the receivable. During the year ended March 31, 1998, the Company recognized re-marketing fees of $561,000 from United Federal Leasing.

During the year ended March 31, 1996, the Company sold leased equipment to a company in which an employee/stockholder has a 45% ownership interest. Revenue recognized from the sales amounted to $1,300,448. The basis of the equipment sold was $1,271,729. At March 31, 1998, accrued expenses and other liabilities include $9,599 due to the related company. During the years ended March 31, 1997 and 1998, respectively, the Company recognized remarketing fees from the company amounting to $224,126 and $216,828.

During the years ended March 31, 1996 and 1997, the Company paid a stockholder $120,000 and $90,000, respectively, in exchange for the pledge of personal assets made to secure one of the Company's revolving line-of-credit agreements.

During the years ended March 31, 1996, 1997 and 1998, the Company sold leased equipment to MLC/GATX Limited Partnership I (the "Partnership"), which amounted to 18%, 4% and 0.3% of the Company's revenues, respectively. The Company has a 9.5% limited partnership interest in the Partnership and owns a 50% interest in the corporation that owns a 1% general partnership interest in the Partnership. Revenue recognized from the sales was $13,079,433, $3,452,902 and $406,159, and the basis of the equipment sold was $12,273,527, $3,309,186 and $372,306 during the years ended March 31, 1996, 1997 and 1998, respectively. Other assets include $209,691 due from, $75,981 and $136,664 due to the Partnership as of March 31, 1996, 1997 and 1998, respectively. Also reflected in other assets is the Company's investment balance in the Partnership, which is accounted for using the cost method, and amounts to $380,757, $226,835 and $132,351 as of March 31, 1996, 1997 and 1998, respectively. In addition, the Company received $122,111, $148,590 and $104,277 for the years ended March 31, 1996, 1997 and
1998, respectively, for accounting and administrative services provided to the Partnership.

During the years ended March 31, 1997 and 1998 the recoverability of certain capital contributions made by the Company to the Partnership was determined to be impaired. As a result, the Company recognized a write-down of its recorded investment balance of $195,897 and $105,719 to reflect the revised net realizable value. These write-downs are included in cost of sales in the accompanying consolidated statements of earnings.

During the years ended March 31, 1996, 1997 and 1998, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest, that amounted to 2%, 20%, and 38% of the Company's revenues, respectively. Revenue recognized from the sales was $1,256,518, $16,923,090 and $44,784,727, respectively. The basis for the equipment sold was $1,335,885, $16,917,840, and $44,353,676, respectively. Notes receivable includes $1,812,414 and $3,709,508 due from the partnership as of March 31, 1997 and 1998. Other assets reflects the investment in the joint venture of $168,259 and $736,364, as of March 31, 1997 and 1998, respectively, accounted for using the cost method. The Company receives an origination fee on leased equipment sold to the joint venture. In addition, the Company recognized $52,742 and $170,709 for the years ended March 31, 1997 and 1998 for accounting and administrative services provided to MLC/CLC LLC.

During the year ended March 31, 1997, the Company recognized $250,000 in broker fees for providing advisory services to a company which is owned in part by one of the Company's outside directors.

The Company leases certain office space from entities which are owned, in part, by exeutives of subsidiaries of the Company. During the years ended March 31, 1996, 1997 and 1998, rent expense paid to these related parties was $132,111, $124,222 and $306,479, respectively.

The Company is reimbursed for certain general and administrative expenses by a company owned, in part, by an executive of a subsidiary of the Company. The reimbursements totaled $128,310, $176,075 and $81,119 for the years ended March 31, 1996, 1997 and 1998.

7.  COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain office equipment for the conduct of its business. Rent expense relating to these operating leases was $396,829, $347,553 and $505,032 for the years ended March 31, 1996, 1997, and 1998, respectively. As of March 31, 1998, the future minimum lease payments are due as follows:

         Year ending March 31, 1999                    $    413,937
                               2000                         270,876
                               2001                         231,522
                               2002                         232,780
                               2003 and thereafter          469,509
                                                       ------------
                                                       $  1,618,624
                                                       ============


As of March 31, 1998, the Company has guaranteed $172,565 of the residual value for equipment owned by the MLC/GATX Limited Partnership I.

8.  INCOME TAXES

A reconciliation of income tax computed at the statutory Federal rate to the provision for income tax included in the consolidated statements of earnings is as follows:

                                                                    For the Year Ended March 31,
                                                                 1996            1997           1998
                                                          -----------------------------------------------
      Statutory Federal income tax rate                          34%             34%             34%
      Income tax expense computed at the statutory
           Federal rate                                      $ 1,217,035     $ 1,649,458     $ 2,968,195
      Income tax expense based on the statutory
           Federal rate for subsidiaries which were
           Sub-S prior to their combination with the
           Company                                             (369,956)       (343,658)       (568,893)
      State income tax expense, net of Federal tax                24,643          48,641         250,692
      Non-taxable interest income                               (79,342)        (33,023)        (35,350)
      Non-deductible expenses                                     88,620          38,582          76,246
                                                          -----------------------------------------------
      Provision for income taxes                             $   881,000     $ 1,360,000     $ 2,690,890
                                                          ===============================================

      Effective tax rate                                        24.6%           28.0%           30.8%
                                                          ===============================================


The components of the provision for income taxes are as follows:

                                                                    For the Year Ended March 31,
                                                                 1996            1997           1998
                                                          -----------------------------------------------
                                                                           (In Thousand)
      Current:
           Federal                                           $   231         $ 1,152             $ 1,669
           State                                                  27              87                 125
                                                          -----------------------------------------------
                                                                 258           1,239               1,794
                                                          -----------------------------------------------

      Deferred:
           Federal                                               557             113                 802
           State                                                  66               8                  95
                                                          -----------------------------------------------
                                                                 623             121                 897
                                                          -----------------------------------------------

                                                             $   881         $ 1,360             $ 2,691
                                                          ===============================================


The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows:

                                                                     For the Year Ended March 31,
                                                                 1996            1997           1998
                                                          -----------------------------------------------
                                                                           (In Thousands)
      Alternative minimum tax                               $  (200)         $   369         $  18
      Lease revenue recognition                                  823            (248)          797
      Other                                                        -               -            82
                                                          -----------------------------------------------
                                                             $   623         $   121         $ 897
                                                          ===============================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of items comprising the Company's deferred tax liability consists of the following:

                                                                        As of March 31,
                                                                  1997                 1998
                                                           --------------------------------------
                                                                        (In Thousands)
        Alternative minimum tax                              $       250          $    232
        Lease revenue recognition                                   (840)           (1,637)
        Other                                                          -               (82)
                                                           --------------------------------------
                                                             $      (590)         $ (1,487)
                                                           ======================================


During the year ended March 31, 1998, the Company entered into business combinations with companies which, prior to their combination with the Company, had elected to be treated as Sub-chapter "S" ("Sub-S") corporations. As Sub-S corporations, taxable income and losses were passed through the corporate entity to the individual shareholders. These business combinations were accounted for using the pooling of interests method. Therefore, the consolidated financial statements do not reflect a provision for income taxes relating to the pooled companies for the periods prior to their combination with the Company.

In accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," the following pro forma income tax information is presented as if the pooled companies had been subject to federal income taxes throughout the periods presented.

                                                                    For the Year Ended March 31,
                                                                 1996            1997            1998
                                                          -----------------------------------------------
      Net earnings before pro forma adjustment                $ 2,815,559     $ 3,491,346     $ 6,039,094
      Additional provision for income taxes                     (426,141)       (357,910)       (613,261)
                                                          -----------------------------------------------
      Pro forma net earnings                                  $ 2,389,418     $ 3,133,436     $ 5,425,833
                                                          ===============================================


9.  NONCASH INVESTING AND FINANCING ACTIVITIES

The Company recognized a reduction in recourse and nonrecourse notes payable (Note 5) associated with its direct finance and operating lease activities from payments made directly by customers to the third-party lenders amounting to $4,796,306, $4,214,444 and $5,258,955 for the years ended March 31, 1996, 1997, and 1998, respectively. In addition, the Company realized a reduction in recourse and nonrecourse notes payable from the sale of the associated assets and liabilities amounting to $11,550,446, $18,057,569 and $1,057,389 for the years ended March 31, 1996, 1997, and 1998, respectively.

10.  BENEFIT AND STOCK OPTION PLANS

The Company provides its employees with contributory 401(k) profit sharing plans. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Full vesting in the plans vary from after the fourth to the sixth consecutive year of plan participation. Employer contributions percentages are determined by the Company and are discretionary each year. The Company's expense for the plans was $77,145, $56,291 and $80,291 for the years ended March 31, 1996, 1997 and 1998, respectively.

The Company has established a stock incentive program (the "Master Stock Incentive Plan")(formerly the 1996 Stock Incentive Plan prior to amendment and restatement effective May 14, 1997 which has been adopted by the Board of Directors and received on September 30, 1997 stockholder ratification) to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees of the Company to participate in the ownership of the Company. The Master Stock Incentive Plan provides for the award to eligible directors, employees, and independent contractors of the Company, of a broad variety of stock-based compensation alternatives under a series of component plans. These component plans include tax advantaged incentive stock options for employees under the Incentive Stock Option Plan (formerly the 1996 Incentive Stock Option Plan prior to amendment and restatement effective May 14, 1997), formula length of service based nonqualified options to nonemployee directors under the Outside Director Stock Plan (formerly the 1996 Outside Director Stock Option Plan prior to amendment and restatement effective May 14, 1997), nonqualified stock options under the Nonqualified Stock Option Plan (formerly the 1996 Nonqualified Stock Option Plan prior to amendment and restatement effective May 14, 1997), a program for employee purchase of Common Stock of the Company at 85% of fair market value under a tax advantaged Employee Stock Purchase Plan (approved by the Board of Directors but which is not effective until stockholder ratification), as well as other restrictive stock and performance based stock awards and programs which may be established by the Board of Directors. The May 14, 1997 Amendments increase the aggregate number of shares reserved for grant under all plans which are a part of the Master Stock Incentive Plan to a floating number equal to 20% of the issued and outstanding stock of the Company (after giving effect to pro forma assumed exercise of all outstanding options and purchase rights). The number that may be subject to options granted under the Incentive Stock Option Plan is also further capped at a maximum of 4,000,000 shares to comply with IRS requirements for a specified maximum. As of March 31, 1998 a total of 1,214,301 shares of common stock have been reserved for issuance upon exercise of options granted under the Plan, which encompasses the following component plans:

          a) the Amended and Restated Incentive Stock Option Plan ("ISO Plan"), under which 297,100 options are outstanding or have been exercised as of March 31, 1998;

          b) the Amended and Restated Nonqualified Stock Option Plan ("Nonqualified Plan"), under which 265,000 options are outstanding as of March 31, 1998;

          c) the Amended and Restated Outside Director Stock Option Plan ("Outside Director Plan"), under which 50,000 are outstanding as of March 31, 1998;

          d) the Employee Stock Purchase Plan ("ESPP") under which no shares have been issued as of March 31, 1998.

The exercise price of options granted under the Master Stock Incentive Plan is equivalent to the fair market value of the Company's stock on the date of grant, or, in the case of the ESPP, not less than 85% of the lowest fair market value of the Company's stock during the purchase period, which is generally six months. Options granted under the plan have various vesting schedules with vesting periods ranging from one to five years.

A summary of stock option activity during the two years ended March 31, 1998 is as follows:

                                                    Number of Shares          Exercise Price Range
                                              -------------------------------------------------------
        Outstanding, April 1, 1996                                       -             -
        Options granted                                            353,800       $6.40 - $10.75
        Options exercised                                                -             -
        Options forfeited                                                -             -
                                              -----------------------------
        Outstanding, March 31, 1997                                353,800
                                              =============================
        Exercisable, March 31, 1997                                 66,250
                                              =============================


        Outstanding, April 1, 1997                                 353,800             -
        Options granted                                            277,200      $10.75 - $13.25
        Options exercised                                            (200)           $8.75
        Options forfeited                                         (18,900)       $8.75 - $13.00
                                              -----------------------------
        Outstanding, March 31, 1998                                611,900
                                              =============================
        Exercisable, March 31, 1998                                199,540
                                              =============================

Additional information regarding options outstanding as of March 31, 1998 is as follows:

                     Options Outstanding                                      Options Exercisable
---------------------------------------------------------------     ----------------------------------------
                           Weighted
                            Average
       Number              Remaining          Weighted Average                           Weighted Average
     Outstanding        Contractual Life       Exercise Price      Number Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------------
       611,900              8.2 years              $9.58              199,540                $8.81


Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement gave the Company the option of either
(1) continuing to account for stock-based employee compensation plans in accordance with the guidelines established by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" while providing the disclosures required under SFAS No. 123, or (2) adopting SFAS No. 123 accounting for all employee and non-employee stock compensation arrangements. The Company opted to continue to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. Option grants made to non-employees, including outside directors, have been accounted for using the fair value method, which resulted in $9,500 and $113,982 in compensation expense during the years ended March 31, 1997 and 1998, respectively. The following table summarizes the pro forma disclosures required by SFAS No. 123 assuming the Company had adopted the fair value method for stock-based awards to employees as of the beginning of fiscal year 1997:

                                                                     Year Ended March 31,
                                                                   1997                1998
                                                           --------------------------------------
        Net earnings, as reported                             $    3,491,346      $    6,039,094
        Net earnings, pro forma                                    3,198,669           5,345,456

        Basic earnings per share, as reported                 $         0.67      $         1.00
        Basic earnings per share, pro forma                             0.62                0.89

        Diluted earnings per share, as reported               $         0.66      $         0.98
        Diluted earnings per share, pro forma                           0.61                0.87


Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option pricing models which require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 For the Year Ended March 31,
                                                                  1997               1998
                                                           --------------------------------------
        Options granted under the Incentive Stock
             Option Plan:
                  Expected life of option                        5 years            5 years
                  Expected stock price volatility                44.00%              30.95%
                  Expected dividend yield                          0%                  0%
                  Risk-free interest rate                         5.81%              5.82%

        Options granted under the Nonqualified
             Stock Option Plan:
                  Expected life of option                        8 years            8 years
                  Expected stock price volatility                44.00%              30.95%
                  Expected dividend yield                          0%                  0%
                  Risk-free interest rate                         6.05%              5.62%

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of the Company's financial instruments is in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The valuation methods used by the Company are set forth below.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                                As of March 31, 1997        As of March 31, 1998
                                                Carrying       Fair         Carrying        Fair
                                                 Amount        Value         Amount         Value
                                             -------------------------------------------------------
                                                                 (In Thousands)
        Assets:
             Cash and cash equivalents         $    6,654    $    6,654     $  18,684     $  18,684

        Liabilities:
             Nonrecourse notes payable             19,705        19,752        13,028        12,973
             Recourse notes payable                   439           465        13,037        13,033


12.  BUSINESS COMBINATIONS

During the year ended March 31, 1998, the Company acquired Compuventures of Pitt County, Inc. ("Compuventures") and Educational Computer Concepts, Inc. ("ECCI"), both value added resellers of personal computers and related network equipment and software products. These business combinations have been accounted for as pooling of interests, and accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the accounts and results of operations of the pooled companies. The results of operations previously reported by the Company and the pooled companies and the combined amounts presented in the accompanying consolidated financial statements are presented below.


                                                         For the Year Ended March 31,
                                                     1996            1997            1998
                                               -----------------------------------------------
                                                                (In Thousands)
      Revenues:
           MLC Holdings, Inc.                    $     42,634    $     55,711    $     77,178
           Pooled companies                            29,080          30,502          41,264
                                               -----------------------------------------------
           Combined                              $     71,714    $     86,213    $    118,442
                                               ===============================================

      Net earnings:
           MLC Holdings, Inc.                    $      1,610    $      2,481    $      3,785
           Pooled companies                             1,205           1,010           2,254
                                               -----------------------------------------------
           Combined                              $      2,815    $      3,491    $      6,039
                                               ===============================================

13.  CONDENSED QUARTERLY DATA - UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts). Adjustments reflect the results of operations of business combinations accounted for under the pooling of interests method and the reclassification of certain prior period amounts to conform with current period presentation.


MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED QUARTERLY INFORMATION
(IN THOUSANDS)


                                            FIRST QUARTER                                    SECOND QUARTER
                                Previously                      Adjusted        Previously                      Adjusted
                                Reported        Adjustments     Amount          Reported        Adjustments     Amount
                               ------------------------------------------      ------------------------------------------
Year Ended March 31, 1997
Sales                             $10,412        $ 6,978         $17,390         $ 8,635          $6,026         $14,661
Total revenues                     12,896          7,267          20,163          11,705           6,284          17,989
Cost of sales                       9,894          5,649          15,543           8,250           4,563          12,813
Total costs and expenses           12,097          7,189          19,286          10,803           5,979          16,782
Earnings before provision for
  income taxes                        799             78             877             902             305           1,207
Provision for income taxes            284            -               284             322             -               322
Net earnings                          515             78             593             580             305             885
                                 ========================================================================================
Net earnings per common share     $  0.13                        $  0.12         $  0.15                         $  0.19
                                 =========                      =========       =========                       =========
Year Ended March 31, 1998
Sales                             $22,309        $12,964         $35,273         $22,407          $  -           $22,407
Total revenues                     26,763         13,383          40,146          27,253            (384)         26,869
Cost of sales                      21,858         10,034          31,892          19,773             -            19,773
Total costs and expenses           25,379         12,120          37,499          25,719            (384)         25,335
Earnings before provision for
  income taxes                      1,384          1,263           2,647           1,534             -             1,534
Provision for income taxes            460            -               460             412             -               412
Net earnings                          924          1,263           2,187           1,122             -             1,122
                                 ========================================================================================
Net earnings per common share     $  0.18                        $  0.37         $  0.19                         $  0.19
                                 =========                      =========       =========                       =========



                                              THIRD QUARTER                                  FOURTH QUARTER
                                Previously                      Adjusted        Previously                      Adjusted
                                Reported        Adjustments     Amount          Reported        Adjustments     Amount
                               ------------------------------------------      ------------------------------------------
Year Ended March 31, 1997
Sales                            $ 8,435           $8,106       $16,541          $15,836          $9,373         $25,209
Total revenues                    11,800            8,345        20,145           19,747           8,169          27,916
Cost of sales                      7,676            6,712        14,388           14,284           6,819          21,103
Total costs and expenses          10,810            7,957        18,767           18,597           7,929          26,526
Earnings before provision for
  income taxes                       990              388         1,378            1,150             240           1,390
Provision for income taxes           349              -             349              405             -               405
Net earnings                         641              388         1,029              745             240             985
                                =========================================================================================
Net earnings per common share    $  0.14                        $  0.19          $  0.14                         $  0.17
                                =========                      =========        =========                       =========
Year Ended March 31, 1998
Sales                            $18,097           $  -         $18,097          $  -             $  -           $22,004
Total revenues                    23,563             (287)       23,276             -                -            28,151
Cost of sales                     15,625              -          15,625             -                -            19,802
Total costs and expenses          21,435             (287)       21,148             -                -            25,730
Earnings before provision for
  income taxes                     2,128              -           2,128             -                -             2,421
Provision for income taxes           851              -             851             -                -               968
Net earnings                       1,277              -           1,277             -                -             1,453
                                =========================================================================================
Net earnings per common share    $  0.21                        $  0.21          $  -                            $  0.24
                                =========                      =========        =========                       =========

SCHEDULE II


                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
             FOR THE THREE YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                (IN THOUSANDS)

                                                               Column C - Additions
                                                            --------------------------
                                            Column B            (1)           (2)                   Column E
                                            Balance at      Charged to     Charged to                Balance
                                            beginning       costs and        other     Column D      at end
    Column A - Description                  of period        expenses      accounts   Deductions     of year
------------------------------------------------------------------------------------------------------------
1998 Allowances for doubtful
accounts and credit losses                   $  143            $  56          $  --      $  57        $  142
                                            ================================================================

1997 Allowances for doubtful
accounts and credit losses                   $    8            $ 144          $  --      $   9        $  143
                                            ================================================================

1996 Allowances for doubtful
accounts and credit losses                   $    4            $  15          $  --      $  11        $    8
                                            ================================================================


                               INDEX TO EXHIBITS


Exhibit
Number          Description

23.1    Consent of Deloitte & Touche LLP

23.2    Consent of Herbein & Company, Inc.

27.1    Financial Data Schedule