Form 10-Q
period 1998-06-30
MLC HOLDINGS INC
filed 1998-08-14
CIK 1022408

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from___to___.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares of Common Stock outstanding as of August 12, 1998, was 6,348,603.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES


Part I.     Financial Information:

            Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of March 31, 1998 and
            June 30, 1998 (Unaudited)                                                                       2

            Condensed Consolidated Statements of Earnings, Three months
            ended June 30, 1997 (Unaudited) and 1998 (Unaudited)                                            3

            Condensed Consolidated Statements of Cash Flows, Three months
            ended June 30, 1997 (Unaudited) and 1998 (Unaudited)                                            4

            Notes to Condensed Consolidated Financial Statements                                            5

            Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                                                         8

            Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             15

Part II.    Other Information:

            Item 1.  Legal Proceedings                                                                      15

            Item 2.  Changes in Securities and Use of Proceeds                                              15

            Item 3.  Defaults Upon Senior Securities                                                        15

            Item 4.  Submission of Matters to a Vote of Security Holders                                    15

            Item 5.  Other Information                                                                      15

            Item 6.  Exhibits and Reports on Form 8-K                                                       15

Signatures                                                                                                  16

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     As of March 31, 1998       As of June 30, 1998
                                                                                                    (Unaudited)
                                                                  -----------------------------------------------------
ASSETS

Cash and cash equivalents                                          $              18,683,796  $              6,675,262
Accounts receivable                                                               16,383,314                15,555,292
Other receivables                                                                  3,801,808                15,572,848
Employee advances                                                                     53,582                    51,549
Inventories                                                                        1,213,734                 1,806,835
Investment in direct financing and sales type leases - net                        32,495,594                48,990,849
Investment in operating lease equipment - net                                      7,295,721                 6,105,244
Property and equipment - net                                                       1,131,512                 1,160,872
Other assets                                                                       2,136,554                 3,018,968
                                                                  -----------------------------------------------------
TOTAL ASSETS                                                       $              83,195,615  $             98,937,719
                                                                  =====================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - trade                                           $               6,865,419  $              4,171,959
Accounts payable - equipment                                                      21,283,582                21,417,573
Salaries and commissions payable                                                     390,081                   186,561
Accrued expenses and other liabilities                                             3,560,181                 3,139,517
Recourse notes payable                                                            13,037,365                20,827,000
Nonrecourse notes payable                                                         13,027,676                21,850,861
Deferred taxes                                                                     1,487,000                 1,487,000
Income tax payable                                                                       -                     757,381
                                                                  -----------------------------------------------------
Total Liabilities                                                                 59,651,304                73,837,852

COMMITMENTS AND CONTINGENCIES                                                            -                         -

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued or outstanding                                                            -                         -
Common stock, $.01 par value; 25,000,000 authorized;
   6,071,505 and 6,082,005 issued and outstanding at
   March 31, 1998 and June 30, 1998, respectively                                     60,715                    60,820
Additional paid-in capital                                                        11,460,331                11,552,101
Retained earnings                                                                 12,023,265                13,486,946
                                                                  -----------------------------------------------------
Total Stockholders' Equity                                                        23,544,311                25,099,867
                                                                  -----------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $              83,195,615  $             98,937,719
                                                                  =====================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                             Three months ended
                                                                                                  June 30,
                                                                                        1997                    1998
                                                                                    (Unaudited)              (Unaudited)
                                                                              -------------------------------------------------
REVENUES

Sales of equipment                                                             $            15,132,332  $           10,274,435
Sales of leased equipment                                                                   20,140,240              24,910,646
                                                                              -------------------------------------------------
                                                                                            35,272,572              35,185,081

Lease revenues                                                                               3,522,568               4,985,087
Fee and other income                                                                         1,350,880               1,412,634
                                                                              -------------------------------------------------
                                                                                             4,873,448               6,397,721

                                                                              -------------------------------------------------
TOTAL REVENUES                                                                              40,146,020              41,582,802
                                                                              -------------------------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                                                    11,980,439               8,283,673
Cost of sales, leased equipment                                                             19,912,017              24,813,066
                                                                              -------------------------------------------------
                                                                                            31,892,456              33,096,739

Direct lease costs                                                                           1,390,755               1,991,828
Professional and other fees                                                                    214,590                 196,965
Salaries and benefits                                                                        2,625,257               2,368,600
General and administrative expenses                                                            932,923                 987,872
Interest and financing costs                                                                   465,784                 501,305
                                                                              -------------------------------------------------
                                                                                             5,629,309               6,046,570

                                                                              -------------------------------------------------
TOTAL COSTS AND EXPENSES                                                                    37,521,765              39,143,309
                                                                              -------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                                   2,624,255               2,439,493
                                                                              -------------------------------------------------

PROVISION FOR INCOME TAXES                                                                     460,313                 975,797
                                                                              -------------------------------------------------

NET EARNINGS                                                                   $             2,163,942  $            1,463,696
                                                                              =================================================

NET EARNINGS PER COMMON SHARE - BASIC                                          $                  0.37  $                 0.24
                                                                              =================================================
NET EARNINGS PER COMMON SHARE - DILUTED                                        $                  0.36  $                 0.23
                                                                              =================================================

PRO FORMA NET EARNINGS (See Note 4)                                            $             1,699,027  $            1,463,696
                                                                              =================================================

PRO FORMA NET EARNINGS PER COMMON SHARE - BASIC                                $                  0.29  $                 0.24
                                                                              =================================================
PRO FORMA NET EARNINGS PER COMMON SHARE - DILUTED                              $                  0.28  $                 0.23
                                                                              =================================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                                  5,909,976               6,078,126
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                                6,023,907               6,241,079


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                            1997                 1998
                                                                                         (Unaudited)          (Unaudited)
                                                                                     ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                     $        2,163,942  $          1,463,696
     Adjustments to reconcile net earnings to net cash used by
        operating activities:
           Depreciation and amortization                                                       1,235,202             1,276,822
           Provision for credit losses                                                           (30,000)              500,000
           Gain on sale of operating lease equipment                                            (113,952)               (2,500)
           Adjustment of basis to fair market value of equipment and investments                 231,000               268,506
           Payments from lesees directly to lenders                                             (641,730)             (282,225)
           Compensation to outside directors - stock options                                       6,300                   -
           Changes in:
              Accounts receivable                                                             (2,841,758)            1,033,285
              Other receivables                                                               (9,324,654)          (11,771,040)
              Employee advances                                                                  (15,806)                2,073
              Inventories                                                                     (1,425,770)             (589,916)
              Other assets                                                                      (570,343)              286,701
              Accounts payable - equipment                                                     1,489,123               (82,439)
              Accounts payable - trade                                                         2,436,814            (3,198,540)
              Salaries and commissions payable, accrued
                 expenses and other liabilities                                                  968,657               359,133
                                                                                     ------------------------------------------
                    Net cash used by operating activities                                     (6,432,975)          (10,736,444)
                                                                                     ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of operating equipment                                                   353,762                 2,500
     Purchase of operating lease equipment                                                    (1,018,137)                    -
     Increase in investment in direct financing and sales-type leases                         (2,997,485)          (18,385,823)
     Purchases of property and equipment                                                               -              (128,341)
     Decrease (Increase) in other assets                                                          69,143            (1,138,719)
                                                                                     ------------------------------------------
                 Net cash used in investing activities                                        (3,592,717)          (19,650,383)
                                                                                     ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings:
        Nonrecourse                                                                            2,004,927            11,608,867
        Recourse                                                                                  94,364               107,764
     Repayments:
        Nonrecourse                                                                           (1,113,018)           (1,112,890)
        Recourse                                                                                (246,236)              (45,310)
     Repayments of loans from stockholders                                                        (2,000)                  -
     Distributions to shareholders of combined companies
        prior to business combination                                                           (937,270)                  -
     Proceeds from issuance of capital stock, net of expenses                                          -                91,875
     Proceeds from lines of credit                                                             7,500,000             7,727,987
                                                                                     ------------------------------------------
                 Net cash provided by financing activities                                     7,300,767            18,378,293
                                                                                     ------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (2,724,925)          (12,008,534)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 6,654,209            18,683,796
                                                                                     ------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $        3,929,284  $          6,675,262
                                                                                     ==========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                                           $           41,167  $            216,428
                                                                                     ==========================================
     Cash paid for income taxes                                                       $        1,121,818  $            324,446
                                                                                     ==========================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated statement of earnings for the three month period ended June 30, 1997, and the condensed consolidated statement of cash flows for the three month period ended June 30, 1997 have been restated to include the accounts and results of operations of the Company's two subsidiaries acquired during the second quarter of fiscal 1998, which were accounted for under the pooling-of-interests method. The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of earnings for the three months ended June 30, 1997 and 1998, and the condensed consolidated statements of cash flows for the three months ended June 30, 1997 and 1998 have been prepared by the Company without audit.

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1998 and June 30, 1998, the results of operations for the three month periods ending June 30, 1997 and 1998, and the cash flows for the three month periods ended June 30, 1997 and 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K (No. 0-28926).


2. INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following components:

                                                                              March 31,              June 30,
                                                                               1998                    1998
                                                                          ------------------    ------------------
                                                                                       (In thousands)
       Minimum lease payments                                                     $  29,968             $   46,826
       Estimated unguaranteed residual value                                          7,084                  9,442
       Initial direct costs - net of amortization                                       760                  1,156
       Less:  Unearned lease income                                                 (5,270)                (7,887)
       Reserve for credit losses                                                       (46)                  (546)
                                                                          ------------------    -------------------
       Investment in direct financing and sales type leases - net                 $  32,496             $   48,991
                                                                          ==================    ===================

3. INVESTMENT IN OPERATING LEASE EQUIPMENT

The components of the net investment in operating lease equipment are as follows:

                                                                     March 31,                June 30,
                                                                      1998                      1998
                                                                --------------------    --------------------
                                                                               (In thousands)
     Cost of equipment under operating leases                             $  13,990             $    13,715
     Initial direct costs                                                        51                      29
     Accumulated depreciation and amortization                              (6,745)                 (7,639)
                                                                --------------------    --------------------

     Investment in operating leases - net                                 $   7,296             $     6,105
                                                                ====================    ====================


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

                                                                             Three months ended
                                                                   June 30, 1997            June 30, 1998
                                                                --------------------    --------------------
                                                                               (In thousands)
      Net earnings before pro forma adjustment                           $    2,164              $    1,464
      Additional provision for income tax                                     (465)                       -
                                                                --------------------    --------------------
      Pro forma net income                                               $    1,699              $    1,464
                                                                ====================    ====================


5. NEW ACCOUNTING PRONOUCEMENT

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements by requiring minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. The Company currently has no items of other comprehensive income to be reported.

6.  CONTINGENCY

One of the Company's equipment sales and lease customers has filed for voluntary bankruptcy protection. Allegheny Health, Education & Research Foundation ("AHERF") is a Pittsburgh based not-for-profit entity that owns multiple hospitals, the largest of which include Hahnemann University Hospital, St. Christopher's Hospital for Children, Medical College of Pennsylvania and Graduate Hospital, all of which are located in Philadelphia, Pennsylvania. On July 21, 1998, AHERF, and some but not all of its operating subsidiaries filed for bankruptcy and agreed to sell its eight Philadelphia-area hospitals to Vanguard Health Systems, Inc., a Tennessee based for-profit company, subject to court approval. As of August 12, 1998, the Company's net book value of leases to AHERF is approximately $1.4 million and receivable balance is approximately $500,000. The Company believes that the fair market value of the equipment may be below its current balances, and, depending on the assumption or rejection of the leases by the Bankruptcy Trustee and the creditor status and ultimate repayment schedule of other claims, upon disposal of the equipment and disposition of its claims, the Company could incur a loss with respect to its current balances. The amount and timing of such losses cannot be accurately estimated by the Company at this time due to the recent filing and unknown status of many of its claims. The Company is vigorously pursuing all available remedies in bankruptcy court. The Company believes that as of June 30, 1998, its allowance for doubtful accounts, having been increased, is adequate to provide for the potential loss resulting from this customer.


7.  SUBSEQUENT EVENT

On July 1, 1998, the Company, through a new wholly owned subsidiary, MLC Network Solutions of Virginia, Inc., issued 263,478 common shares, valued at $3,622,822, and cash of $3,622,836 for all the outstanding common shares of PC Plus, Inc., a value-added reseller of PC's, related network equipment and software products and provides various support services to its customers from its facility in Reston, Virginia. This business combination has been accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this report.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements contained in this Report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand and competition for the Company's lease financing services and the products to be leased by the Company, the continued availability to the Company of adequate financing, the ability of the Company to recover its investment in equipment through re-marketing, the ability of the Company to manage its growth, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings.

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


RESULTS OF OPERATIONS - Three Months Ended June 30, 1998 (Unaudited) Compared to Three Months Ended June 30, 1997 (Unaudited)

The following discussion and analysis of the Company's results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three month periods ended June 30, 1998 and 1997.

Total revenues generated by the Company during the three month period ended June 30, 1998 were $41,582,802, compared to revenues of $40,146,020 during the comparable period in the fiscal prior year, an increase of 3.6%. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, decreased slightly to $35,185,081 during the three month period ended June 30, 1998, as compared to $35,272,572 in the corresponding period in the prior fiscal year. Sales of leased equipment increased $4,770,406 during the three month period ended June 30, 1998. During the three months ended June 30, 1998 and 1997, sales to MLC/CLC, LLC, an institutional equity partner of the Company, accounted for 100% and 89.1% of sales of leased equipment, respectively. Sales to the Company's equity joint ventures require the consent of the relevant joint venture partner. While management expects the continued availability of equity financing through this joint venture, if such consent is withheld, or financing from this entity otherwise becomes unavailable, it could have a material adverse effect upon the Company's business, financial condition, results of operations, and cash flows until other equity financing arrangements are secured. Sales of equipment, both new and used, are generated through the Company's equipment brokerage and re-marketing activities, and through its valued added reseller ("VAR") subsidiaries acquired during the second quarter of fiscal 1998. Sales of equipment decreased during the three month period $4,857,897 compared to the corresponding period in the prior fiscal year due to lower sales volume. The Company's brokerage and re-marketing activities accounted for 5.22% and 14.33% of equipment sales during the three month period in 1998 and 1997, respectively. Brokerage and re-marketing revenue can vary significantly from period to period, depending on the volume and timing of transactions, and the availability of equipment for sale. Sales of equipment through the Company's VAR subsidiaries accounted for the remaining portion of equipment sales.

The Company realized a gross margin on sales of equipment of 19.4% for the three month period ended June 30, 1998 as compared to a gross margin of 20.8% realized on sales of equipment generated during the same three month period in the prior fiscal year. The Company's gross margin on sales of equipment can be effected by the mix and volume of products sold.

The gross margin generated on sales of leased equipment represent the sale of the equity portion of equipment placed under lease and can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. For example, a lower margin or a loss on the equity portion of a transaction is often offset by higher lease earnings and/or a higher gain on the debt funding recognized under SFAS No. 125. Additionally, leases which have been debt funded prior to their equity sale will result in a lower sales and cost of sale figure, but the net earnings from the transaction will be the same as had the deal been debt funded subsequent to the sale of the equity. During the three month period ended June 30, 1998, the Company recognized a gross margin of $97,580 on equity sales of $24,910,646, as compared to a gross margin of $228,223 on equity sales of $20,140,240 during the same period in the prior fiscal year.

The Company's lease revenues increased 41.52% to $4,985,087 for the three month period ended June 30, 1998, compared with the corresponding period in the prior fiscal year. This increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing and sales-type leases. The investment in direct financing and sales-type leases at June 30, 1998 and March 31, 1998 were $48,990,849 and $32,495,594, respectively.
The June 30, 1998 balance represents an increase of $16,495,255 or 50.8% over the balance as of March 31, 1998. In addition, lease revenue includes the gain or loss on the sale of certain financial assets, as required under the provisions of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was effective begining January 1, 1997.

For the three months ended June 30, 1998, fee and other income increased 4.6% over the comparable period in the prior fiscal year. This increase is attributable to increases in revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's VAR subsidiaries. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consumate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 43.2% during the three month period ended June 30, 1998 as compared to the same period in the prior fiscal year. Although the largest component of direct lease costs is depreciation on operating lease equipment, the increase is primarily attributable to an increase in the allowance for doubtful accounts due to the increased business volume of leases and retained lease portfolio, increased amortization of initial direct costs and to increased re-billable costs, including freight and installation, which are re-billed to lessees.

Salaries and benefits expenses decreased 9.8% during the three month period ended June 30, 1998 over the same period in the prior fiscal year which reflects both the lower commission expenses in the value added reseller businesses and the higher amount of capitalization under SFAS 13 of the initial direct costs in generating the increased lease volume.

Interest and financing costs incurred by the Company for the three months ended June 30, 1998 and 1997 amounted to $501,305 and $465,784, respectively, and relate to interest costs on the Company's lines of credit and notes payable. Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lesee.


The Company's provision for income taxes increased to $975,797 for the three months ended June 30, 1998 from $460,313 for the three months ended June 30, 1997, reflecting effective income tax rates of 40.0% and 17.5%, respectively. The low effective income tax rate for June 30, 1997 was primarily due to the inclusion of the net earnings of businesses acquired by the Company, which prior to their combination with the Company had elected subchapter S corporation status, and as such, were not previously subject to federal income tax. Pro forma tax expense, adjusted as if the Company's subsidiaries which were previously subchapter S corporations had been subject to income tax for the three months ended June 30, 1997, would have increased the expense by approximately $464,900.

The foregoing resulted in a 13.9% decrease in net earnings for the three month period ended June 30, 1998 as compared to the same periods in the prior fiscal year after taking into consideration the pro forma tax expense.

Basic and fully diluted earnings per common share were $.24 and $.23 respectively for the three months ended June 30, 1998 as compared to $.37 and $.36 for the three months ended June 30, 1997, based on weighted average common shares outstanding of 6,078,126 and 5,909,976 for basic earnings per share, respectively, and fully diluted weighted average shares of 6,241,079 and 6,023,907.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended June 30, 1998, the Company used cash flows from operations of $10,736,444, and cash flows from investing activities of $19,650,383. Cash flows generated by financing activities amounted to $18,378,293 during the same period. The net effect of these cash flows was to decrease cash and cash equivalents by $12,008,534 during the three month period. During the same period, the Company's total assets increased $15,742,104, or 18.9%, primarily the result of increases in direct financing leases and accounts receivable arising from equipment purchased on behalf of lessees but not yet placed under an equipment schedule. The Company's net investment in operating lease equipment decreased during the period, as the decrease in book value, primarily due to depreciation, outpaced new investment in operating lease equipment.

The financing necessary to support the Company's leasing activities has principally been provided from non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from money centers, regional banks, insurance companies, finance companies and financial intermediaries.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of June 30, 1998, the Company had $21,417,573 of unpaid equipment cost, as compared to $21,283,582 at March 31, 1998.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. On June 5, 1997, the Company entered into the First Union Facility with First Union National Bank, N.A., which is available through December 19, 1998, and bears interest at LIBOR+110 basis points, or, at the Company's option, Prime minus one percent. On June 30, 1998, the Company's First Union Facility was increased to a maximum limit of $35 million. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. As of June 30, 1998, the Company had an outstanding balance of $20,000,000 on the First Union Facility. The First Union facility is made to MLC Group, Inc., and guaranteed by MLC Holdings, Inc. In addition, MLC Holdings, Inc. has guaranteed the lines of credit made to the Company's recently acquired subsidiaries.

The Company's recently acquired subsidiaries, MLC Network Solutions, Inc. and MLC Integrated, Inc., both have separate credit sources to finance their working capital requirements for inventories and accounts receivable. Their traditional business as value-added resellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty to forty days is charged to the supplier/distributor but not the reseller. These floor plan liabilities are recorded under accounts payable as they are normally repaid within the thirty to forty day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty day obligation is not timely liquidated, interest is then assessed at stated contractual rates. As of June 30, 1998, MLC Network Solutions, Inc., has floor planning availability of $1,350,000 through Deutsche Financial, Inc. and $225,000 from IBM Credit Corporation. The outstanding balances to these respective suppliers were $538,964 and $20,248 as of June 30, 1998. MLC Integrated, Inc. has floor planning availability of $1,500,000 from FINOVA Capital Corporation and $750,000 through IBM Credit Corporation. The outstanding balances to these respective suppliers were $1,347,317 and $592,224 as of June 30, 1998. In addition, MLC Integrated, Inc. has a line of credit in place, expiring on September 30, 1998, with PNC Bank, N.A. to provide an asset based credit facility. The Company is currently negotiating an extension of this credit facility. The line has a maximum credit limit of $2,500,000 and interest is based on the bank's prime rate. The outstanding balance was $479,000 as of June 30,1998.

In March 1997, the Company established the Heller Facility, a $10,000,000 partial recourse credit facility agreement, with Heller Financial, Inc., Vendor Finance Division. Under the terms of the Heller Facility, a maximum amount of $10 million is available to the Company subject to the approval of Heller for each draw. As of June 30, 1998, the principal balance due under the Heller Facility was $2,105,786.

Through MLC/CLC, LLC, the Company has a formal joint venture agreement which provides the equity investment financing for certain of the Company's transactions. Cargill Leasing Corporation, an unaffiliated investor which owns 95% of MLC/CLC, LLC, is affiliated with Cargill, Inc., a privately held business that was reported by Forbes Magazine to have 1997 earnings in excess of $800 million. On June 4, 1998, Firstar Corporation and Cargill, Inc. jointly announced that they had signed a definitive agreement for Firstar Corporation to purchase 100% of the common stock of Cargill Leasing Corporation. The transaction is expected to close in the third quarter of calendar year 1998, subject to regulatory approval. Firstar Corporation is a $20 billion bank holding company which is publicly traded on the New York Stock Exchange under the symbol "FSR". This joint venture arrangement enables the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment is attributable to sales to MLC/CLC, LLC. (See "RESULTS OF OPERATIONS"). The Company's relationship with GATX, an unaffiliated company which beneficially owns 90% of MLC/GATX Limited Partnership I, was effectively terminated in August, 1998. This termination caused the Company to write off approximately $154,500 in the current period representing its remaining joint venture investment and miscellaneous receivables.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment lease to MLC/CLC,LLC, or other internal means of financing. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all.

The Company anticipates that its current cash on hand, operations and additional financing available under the Company's credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the fiscal year. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and the issuance by the Company of shares of its common stock. To the extent that the Company elects to pursue acquisitions involving the payment of significant amounts of cash (to fund the purchase price of such acquisitions and the repayment of assumed indebtedness), the Company is likely to require additional sources of financing to fund such non-operating cash needs.


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

The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, any reduction of expected residual values related to the equipment under the Company's leases, timing of specific transactions and other factors. Quarterly operating results could also fluctuate as a result of the sale by the Company of equipment in its lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately succeeding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.


INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the first quarter of fiscal 1999.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

The Company's strategy depends upon acquisitions and organic growth to increase its earnings. There can be no assurance that the Company will complete acquisitions in a manner that coincides with the end of its fiscal quarters. The failure to complete acquisitions on a timely basis could have a material adverse effect on the Company's quarterly results. Likewise, delays in implementing planned integration strategies and cross selling activities also could adversely affect the Company's quarterly earnings.

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


THE YEAR 2000 ISSUE

The Company has identified all significant internal software and hardware applications that will require modifications to ensure Year 2000 compliance of the Company's IT and non-IT systems. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The modification process of all significant internal applications and operational systems is substantially complete. The Company plans on completing the process of modifying all significant applications by December 31, 1998. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position, results of operations or cash flows in any given year.

The Company is aware of general risks to third parties with whom it deals on financial transactions from such parties' failure to remediate their own year 2000 issues; however, due to the nature of the Company's business and relationships, the Company believes that economy-wide year 2000 issues pose a greater potential risk than issues arising from the specific nature of the Company's business or relationships.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

PART II.  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS
            Not Applicable

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            Not Applicable

Item 3.     DEFAULTS UNDER SENIOR SECURITIES
            Not Applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not Applicable

Item 5.     OTHER INFORMATION
            Not Applicable


Item 6(a)  Exhibits

             Exhibit
              Number         Description                                              Page
        ------------------------------------------------------------------------------------------
        27.1                 Financial Data Schedule                                   17


Item 6(b)  Reports on Form 8-K

       Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  MLC Holdings, Inc.


                                  /s/ PHILLIP G. NORTON
                                  ----------------------------------------------
                                  By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                  Date: August 13, 1998


                                  /s/ STEVEN J. MENCARINI
                                  ----------------------------------------------
                                  By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                                  Date: August 13, 1998