Form 10-Q
period 1998-09-30
MLC HOLDINGS INC
filed 1998-11-12
CIK 1022408

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE  ACT OF 1934
                                 For the quarter
                            ended September 30, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from
                                      to .

                        Commission file number: 0-28926

                               MLC Holdings, Inc.

             (Exact name of registrant as specified in its charter)

                    Delaware                      54-1817218

             (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)     Identification No.)

            11150 Sunset Hills Rd., Suite 110, Reston,  VA 20190-5321
              (Address,  including zip code, of principal offices)

       Registrant's telephone number, including area code: (703) 834-5710


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         The number of shares of Common Stock outstanding as of November 11, 1998, was 7,467,102.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 1998
         (Unaudited)and March 31, 1998                                                           2

         Condensed Consolidated Statements of Earnings, Three months
         ended September 30, 1998 (Unaudited) and 1997 (Unaudited)                               3

         Condensed Consolidated Statements of Earnings, Six months
         ended September 30, 1998 (Unaudited) and 1997 (Unaudited)                               4

         Condensed Consolidated Statements of Cash Flows, Six months
         ended September 30, 1998 (Unaudited) and 1997 (Unaudited)                               5

         Notes to Condensed Consolidated Financial Statements                                    6

         Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                                 9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     17

Part II. Other Information:

         Item 1.  Legal Proceedings                                                              18

         Item 2.  Changes in Securities and Use of Proceeds                                      18

         Item 3.  Defaults Upon Senior Securities                                                18

         Item 4.  Submission of Matters to a Vote of Security Holders                            18

         Item 5.  Other Information                                                              18

         Item 6.  Exhibits and Reports on Form 8-K                                               19

Signatures                                                                                       20



         MLC HOLDINGS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              As of                     As of
                                                                        September 30, 1998         March 31, 1998
                                                                           (Unaudited)
                                                                    ---------------------------------------------------

         ASSETS

         Cash and cash equivalents                                                 $ 5,223,316            $ 18,683,796
         Accounts receivable                                                        24,167,898              16,383,314
         Other receivables                                                           1,277,801               3,801,808
         Employee advances                                                              45,893                  53,582
         Inventories                                                                 6,234,888               1,213,734
         Investment in direct financing and sales type leases - net                 75,104,615              32,495,594
         Investment in operating lease equipment - net                               6,597,406               7,295,721
         Property and equipment - net                                                1,407,566               1,131,512
         Other assets                                                                9,750,453               2,136,554
                                                                    ===================================================
         TOTAL ASSETS                                                            $ 129,809,836            $ 83,195,615
                                                                    ===================================================


         LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
         Accounts payable - trade                                                  $ 8,050,299             $ 6,865,419
         Accounts payable - equipment                                               28,123,867              21,283,582
         Salaries and commissions payable                                              338,901                 390,081
         Accrued expenses and other liabilities                                      3,858,405               3,560,181
         Recourse notes payable                                                     31,879,007              13,037,365
         Nonrecourse notes payable                                                  24,738,407              13,027,676
         Deferred taxes                                                              1,487,000               1,487,000
         Income tax payable                                                            885,153                       -
                                                                    ---------------------------------------------------
         Total Liabilities                                                          99,361,039              59,651,304

         COMMITMENTS AND CONTINGENCIES                                                       -                       -

         STOCKHOLDERS' EQUITY

         Preferred stock, $.01 par value; 2,000,000 shares authorized;
            none issued or outstanding                                                       -                       -
         Common stock, $.01 par value; 25,000,000 authorized;
            6,355,991 and 6,071,505 issued and outstanding at
            September 30, 1998 and March 31, 1998, respectively                         63,560                  60,715
         Additional paid-in capital                                                 15,258,225              11,460,331
         Retained earnings                                                          15,127,012              12,023,265
                                                                    ---------------------------------------------------
         Total Stockholders' Equity                                                 30,448,797              23,544,311
                                                                    ===================================================
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 129,809,836            $ 83,195,615
                                                                    ===================================================

         See Notes to Condensed Consolidated Financial Statements.




MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                                                    Three Months Ended
                                                                                       September 30,
                                                                               1998                   1997
                                                                            (Unaudited)           (Unaudited)
                                                                       --------------------------------------------

REVENUES

Sales of equipment                                                              $ 19,830,451          $ 10,360,696
Sales of leased equipment                                                         11,648,919            12,046,271
                                                                       --------------------------------------------

                                                                                  31,479,370            22,406,967

Lease revenues                                                                     5,264,385             2,993,670
Fee and other income                                                               1,257,340             1,468,285
                                                                       --------------------------------------------

                                                                                   6,521,725             4,461,955

                                                                       --------------------------------------------

TOTAL REVENUES                                                                    38,001,095            26,868,922
                                                                       --------------------------------------------


COSTS AND EXPENSES

Cost of sales, equipment                                                          16,724,750             8,104,931
Cost of sales, leased equipment                                                   11,340,648            11,667,934
                                                                       --------------------------------------------

                                                                                  28,065,398            19,772,865

Direct lease costs                                                                 1,678,631             1,238,104
Professional and other fees                                                          322,528               244,612
Salaries and benefits                                                              3,033,226             2,399,029
General and administrative expenses                                                1,311,804               986,677
Interest and financing costs                                                         856,089               509,480
Non-recurring acquisition costs                                                            -               183,453
                                                                       --------------------------------------------

                                                                                   7,202,278             5,561,355

                                                                       --------------------------------------------

TOTAL COSTS AND EXPENSES                                                          35,267,676            25,334,220
                                                                       --------------------------------------------


EARNINGS BEFORE PROVISION FOR INCOME TAXES                                         2,733,419             1,534,702
                                                                       --------------------------------------------


PROVISION FOR INCOME TAXES                                                         1,093,368               411,820
                                                                       --------------------------------------------


NET EARNINGS                                                                     $ 1,640,051           $ 1,122,882
                                                                       ============================================


NET EARNINGS PER COMMON SHARE - BASIC                                                 $ 0.26                $ 0.19
                                                                       ============================================

NET EARNINGS PER COMMON SHARE - DILUTED                                               $ 0.25                $ 0.18
                                                                       ============================================


PRO FORMA NET EARNINGS (See Note 4)                                              $ 1,640,051             $ 974,536
                                                                       ============================================


PRO FORMA NET EARNINGS PER COMMON SHARE - BASIC                                       $ 0.26                $ 0.16
                                                                       ============================================

PRO FORMA NET EARNINGS PER COMMON SHARE - DILUTED                                     $ 0.25                $ 0.16
                                                                       ============================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                        6,348,603             6,069,551
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                      6,439,658             6,211,929

See Notes to Condensed Consolidated Financial Statements.


MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                                                     Six Months Ended
                                                                                       September 30,
                                                                               1998                  1997
                                                                            (Unaudited)           (Unaudited)
                                                                       --------------------------------------------

REVENUES

Sales of equipment                                                              $ 30,104,885          $ 25,493,028
Sales of leased equipment                                                         36,559,565            32,186,511
                                                                       --------------------------------------------

                                                                                  66,664,450            57,679,539

Lease revenues                                                                    10,249,472             6,516,239
Fee and other income                                                               2,669,974             2,819,166
                                                                       --------------------------------------------

                                                                                  12,919,446             9,335,405

                                                                       --------------------------------------------

TOTAL REVENUES                                                                    79,583,896            67,014,944
                                                                       --------------------------------------------


COSTS AND EXPENSES

Cost of sales, equipment                                                          25,008,422            20,085,389
Cost of sales, leased equipment                                                   36,153,714            31,579,951
                                                                       --------------------------------------------

                                                                                  61,162,136            51,665,340

Direct lease costs                                                                 3,670,459             2,628,859
Professional and other fees                                                          519,493               440,874
Salaries and benefits                                                              5,401,827             4,784,885
General and administrative expenses                                                2,299,675             2,154,786
Interest and financing costs                                                       1,357,394               975,264
Non-recurring acquisition costs                                                            -               183,453
                                                                       --------------------------------------------

                                                                                  13,248,848            11,168,121

                                                                       --------------------------------------------

TOTAL COSTS AND EXPENSES                                                          74,410,984            62,833,461
                                                                       --------------------------------------------


EARNINGS BEFORE PROVISION FOR INCOME TAXES                                         5,172,912             4,181,483
                                                                       --------------------------------------------


PROVISION FOR INCOME TAXES                                                         2,069,165               872,133
                                                                       --------------------------------------------


NET EARNINGS                                                                     $ 3,103,747           $ 3,309,350
                                                                       ============================================


NET EARNINGS PER COMMON SHARE - BASIC                                                 $ 0.50                $ 0.55
                                                                       ============================================

NET EARNINGS PER COMMON SHARE - DILUTED                                               $ 0.49                $ 0.54
                                                                       ============================================


PRO FORMA NET EARNINGS (See Note 4)                                              $ 3,103,745           $ 2,696,089
                                                                       ============================================


PRO FORMA NET EARNINGS PER COMMON SHARE - BASIC                                       $ 0.50                $ 0.45
                                                                       ============================================

PRO FORMA NET EARNINGS PER COMMON SHARE - DILUTED                                     $ 0.49                $ 0.44
                                                                       ============================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                        6,214,103             5,990,200
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                      6,346,548             6,106,753

See Notes to Condensed Consolidated Financial Statements.



MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 Six Months Ended
                                                                                   September 30,
                                                                             1998               1997
                                                                         (Unaudited)        (Unaudited)
                                                                      -------------------------------------

Cash Flows From Operating Activities:
     Net earnings                                                            $ 3,103,747       $ 3,309,350
     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                       2,652,979         2,328,955
           Provision for credit losses                                           500,000           (30,000)
           Gain on sale of operating lease equipment                              (3,689)         (313,295)
           Adjustment of basis to fair market value of equipment
           and investments                                                       268,506           231,000
           Payments from lessees directly to lenders                            (563,025)         (992,838)
           Compensation to outside directors - stock options                           -            12,109
           Changes in assets and liabilities, net of effects of
           purchase acquisition:
              Accounts receivable                                             (1,544,834)       (4,613,259)
              Other receivables                                                2,524,007        (2,292,681)
              Employee advances                                                   14,194           (25,806)
              Inventories                                                     (4,297,786)         (351,452)
              Other assets                                                    (1,166,603)         (429,216)
              Accounts payable - equipment                                     7,794,860         1,820,066
              Accounts payable - trade                                        (5,737,180)        1,435,326
              Salaries and commissions payable, accrued
                 expenses and other liabilities                                  687,224            55,238
                                                                      -------------------------------------

                    Net cash provided by operating activities                  4,232,400           143,497
                                                                      -------------------------------------


Cash Flows From Investing Activities:
     Proceeds from sale of operating equipment                                     3,750           579,813
     Purchase of operating lease equipment                                    (1,678,067)       (1,163,208)
     Increase in investment in direct financing and sales-type leases        (46,697,227)       (3,166,666)
     Purchases of property and equipment                                        (281,398)         (327,366)
     Cash used in acquisition, net of cash acquired                           (3,485,279)                -
     Increase in other assets                                                   (437,809)         (223,671)
                                                                      -------------------------------------

                 Net cash used in investing activities                       (52,576,030)       (4,301,098)
                                                                      -------------------------------------


Cash Flows From Financing Activities:
     Borrowings:
        Nonrecourse                                                           18,512,294         2,356,775
        Recourse                                                                 258,316           109,972
     Repayments:
        Nonrecourse                                                           (2,650,333)       (2,246,963)
        Recourse                                                                 (80,011)         (110,812)
     Distributions to shareholders of combined companies
        prior to business combination                                                  -        (1,087,270)
     Proceeds from issuance of capital stock, net of expenses                    177,931                 -
     Proceeds from sale of stock                                                                 2,000,000
     Proceeds from lines of credit                                            18,664,953         4,321,000
                                                                      -------------------------------------

                 Net cash provided by financing activities                    34,883,150         5,342,702
                                                                      -------------------------------------


Net(Decrease)Increase in Cash and Cash Equivalents                           (13,460,480)        1,185,101

Cash and Cash Equivalents, Beginning of Period                                18,683,796         6,654,209
                                                                      -------------------------------------


Cash and Cash Equivalents, End of Period                                     $ 5,223,316       $ 7,839,310
                                                                      =====================================


Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                    $ 216,428         $ 206,266
                                                                      =====================================

     Cash paid for income taxes                                                $ 324,446       $ 1,812,233
                                                                      =====================================


See Notes To Condensed Consolidated Financial Statements.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of earnings for the three months and six months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six months ended September 30, 1998 and 1997 have been prepared by the Company without audit.

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 30 and March 31, 1998, the results of operations for the three and six month periods ending September 30, 1998 and 1997, and the cash flows for the six month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K (No. 0-28926).


2.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

 The Company's investment in direct financing and sales-type leases consists of the following components:
                                                                         September 30,         March 31,
                                                                             1998                 1998
                                                                      ------------------   ------------------
                                                                                  (In thousands)


     Minimum lease payments                                                     $71,813             $ 29,968
     Estimated unguaranteed residual value                                       12,133                7,084
     Initial direct costs - net of amortization                                   1,391                  760
     Less:  Unearned lease income                                               (9,686)              (5,270)
     Reserve for credit losses                                                    (546)                 (46)
                                                                      ==================   ==================
     Investment in direct financing and sales type leases - net                 $75,105             $ 32,496
                                                                      ==================   ==================



3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

 The components of the net investment in operating lease equipment are as follows:

                                                                          September 30,        March 31,
                                                                             1998                 1998
                                                                       -----------------   ------------------
                                                                                  (In thousands)
     Cost of equipment under operating leases                                   $15,403             $ 13,990
     Initial direct costs                                                            29                   51
     Accumulated depreciation and amortization                                  (8,835)              (6,745)
                                                                       -----------------   ------------------

     Investment in operating leases - net                                       $ 6,597              $ 7,296
                                                                       =================   ==================


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


                                                     Three Months Ended            Six Months Ended
                                                       September 30,                September 30,
                                                    1998          1997           1998           1997
                                                                      (In thousands)
                                                 ------------ -------------- ------------- ---------------

Net earnings before pro forma adjustment
                                                     $ 1,640        $ 1,123       $ 3,104         $ 3,309
Additional provision for income  tax                       -            148             -             613

                                                 ============ ============== =============  ==============
Pro forma net income                                 $ 1,640          $ 975       $ 3,104         $ 2,696

                                                 ============ ============== ============= ===============



5.  NEW ACCOUNTING PRONOUNCEMENT

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

6.  BUSINESS COMBINATION

On July 1, 1998, the Company, through a new wholly owned subsidiary, MLC Network Solutions of Virginia, Inc., issued 263,478 common shares, valued at $3,622,822, and cash of $3,622,836 for all the outstanding common shares of PC Plus, Inc., a value-added reseller of PC's , related network equipment and software products and provider of various support services to its customers from its facility in Reston, Virginia. Subsequent to the acquisition, MLC Network Solutions of Virginia, Inc. changed its name to PC Plus, Inc. This business combination has been accounted for using the purchase method of accounting, and accordingly, the results of operations of PC Plus, Inc. have been included in the Company's consolidated financial statements from July 1, 1998. The Company's other assets include goodwill calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired of $6,045,330, and is being amortized on a straight-line basis over 27.5 years.

The following unaudited pro forma financial information presents the combined results of operations of PC Plus, Inc. as if the acquisition had occurred as of the beginning of the six months ended September 30, 1998 and 1997, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and PC Plus, Inc. constituted a single entity during such periods.

                                             Six Months Ended September 30,
                                                     (in thousands)
                                                  1998                1997
                                             --------------       --------------
Total Revenues                                 91,522                 82,083
Net Earnings                                    3,323                  3,735
Net Earnings per Common Share - Basic             .52                    .60
Net Earnings per Common Share - Diluted           .51                    .59

7.       OTHER DEVELOPMENT

One of the Company's equipment sales and lease customers has filed for voluntary bankruptcy protection. Allegheny Health, Education & Research Foundation ("AHERF") is a Pittsburgh based not-for-profit entity that owns multiple hospitals, the largest of which include Hahnemann University Hospital, St. Christopher's Hospital for Children, Medical College of Pennsylvania and Graduate Hospital, all of which are located in Philadelphia, Pennsylvania. On July 21, 1998, AHERF, and some but not all of its operating subsidiaries filed for bankruptcy and agreed to sell its eight Philadelphia-area hospitals to Vanguard Health Systems, Inc., a Tennessee based for-profit company, subject to court approval. Since then, the bankruptcy court held an auction and Tenet Healthcare, Inc. acquired AHERF's assets. As of September 30, 1998, the
Company's net book value of leases to AHERF is approximately $1,983,000 and receivable balance is approximately $481,000. The Company believes that the fair market value of the equipment may be below its current balances, and, depending on the assumption or rejection of the leases by the Bankruptcy Trustee and the creditor status and ultimate repayment schedule of other claims, upon disposal of the equipment and disposition of its claims, the Company could incur a loss with respect to its current balances. The amount and timing of such losses cannot be accurately estimated by the Company at this time due to the recent filing and unknown status of many of its claims. On September 21, 1998, the bankruptcy court issued an order requiring AHERF to make lease payments to the Company. The Company is vigorously pursuing all available remedies in bankruptcy court. The Company believes that as of September 30, 1998, its reserves are adequate to provide for the potential loss resulting from this customer.

8.       PRIVATE PLACEMENT OF EQUITY SUBSEQUENT TO QUARTER END

On October 23, 1998, the Company issued 1,111,111 shares of unregistered common stock to a single investor in a private placement for cash consideration of $10,000,000 (per share price of $9.00). The investor also received a warrant to purchase an additional 1,099,909 shares of common stock at an exercise price of $11.00 per share. The warrant expires December 31, 2001.

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

RESULTS  OF  OPERATIONS  -  Three  and  Six  Months  Ended  September  30,  1998
(Unaudited)   Compared  to  Three  and  Six  Months  Ended  September  30,  1997
(Unaudited)

The following discussion and analysis of the Company's results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and six month periods ended September 30, 1998 and 1997.

Total revenues generated by the Company during the three month period ended September 30, 1998 were $38,001,095, compared to revenues of $26,868,922 during the comparable period in the prior fiscal year, an increase of 41.4%. During the six month period ended September 30, total revenues were $79,583,896 and $67,014,944 in 1998 and 1997, respectively, an increase of 18.8%. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 40.5% to $31,479,370 during the three month period ended September 30, 1998, as compared to $22,406,967 in the corresponding period in the prior fiscal year. For the six month period ended September 30 1998, sales increased 15.6% to $66,664,450 over the corresponding period in the prior year.

During the three months ended September 30, 1998 and 1997, sales to MLC/CLC, LLC, an institutional equity partner of the Company, accounted for 100% of sales of leased equipment for both periods. During the six month periods ended September 30, sales to MLC/CLC LLC accounted for 100% and 86.1% of 1998 and 1997 sales of leased equipment, respectively. Sales to the Company's equity joint ventures require the consent of the relevant joint venture partner. While management expects the continued availability of equity financing through this joint venture, if such consent is withheld, or financing from this entity otherwise becomes unavailable, it could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flows until other equity financing arrangements are secured.

Sales of equipment, both new and used, are generated through the Company's equipment brokerage and re-marketing activities, and through its valued added reseller ("VAR") subsidiaries. Sales of equipment increased during the three month period (91.4%) $9,469,755 compared to the corresponding period in the prior fiscal year. For the fiscal year to date through September 30, equipment sales increased 18.09% to $30,104,885. On a pro forma basis, had PC Plus, Inc.'s equipment sales been included throughout the periods presented, equipment sales would have increased 5.0% and 4.1% during the three and six month periods ended September 30, 1998, as compared to the comparable periods in the prior fiscal year. The Company's brokerage and re-marketing activities accounted for 3.6% and 18.0% of equipment sales during the three month period in 1998 and 1997, respectively. During the six month periods ended September 30, brokerage and re-marketing activities accounted for 4.1% and 15.8% of 1998 and 1997 sales, respectively. Brokerage and re-marketing revenue can vary significantly from period to period, depending on the volume and timing of transactions, and the availability of equipment for sale. Sales of equipment through the Company's VAR subsidiaries accounted for the remaining portion of equipment sales.

The Company realized a gross margin on sales of equipment of 15.7% and 16.9% for the three and six month periods ended September 30, 1998, respectively, as compared to a gross margin of 21.8% and 21.2% realized on sales of equipment generated during the three and six months periods, respectively, in the prior fiscal year. This decrease in net margin percentage can be attributed to the Company's July 1, 1998 acquisition of PC Plus, Inc., who has a concentration of higher volume customers with lower gross margin percentages. The Company's gross margin on sales of equipment can be effected by the mix and volume of products sold.

The gross margin generated on sales of leased equipment represent the sale of the equity portion of equipment placed under lease and can vary significantly depending on the nature, and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. For example, a lower margin or a loss on the equity portion of a transaction is often offset by higher lease earnings and/or a higher gain on the debt funding recognized under SFAS No. 125. Additionally, leases which have been debt funded prior to their equity sale will result in a lower sales and cost of sale figure, but the net earnings from the transaction will be the same as had the deal been debt funded subsequent to the sale of the equity. During the three month period ended September 30, 1998, the Company recognized a gross margin of $308,271 on equity sales of $11,648,919, as compared to a gross margin of $378,337 on equity sales of $12,046,271 during the same period in the prior fiscal year. For the fiscal year to date through September 30, 1998, the Company recognized a gross margin of $405,851 on equity sales of $36,559,565, as compared to a gross margin of $606,560 on equity sales of $32,186,511 during the same period in the prior fiscal year.

The Company's lease revenues increased 75.9% to $5,264,385 for the three-month period ended September 30, 1998, compared with the corresponding period in the prior fiscal year. For the fiscal year to date through September 30, lease revenues increased 57.2% to $10,249,472 for the 1998 period compared to the same period in 1997. This increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing and sales-type leases. The investment in direct financing and sales-type leases at September 30, 1998 and March 31, 1998 were $75,104,615 and $32,495,594, respectively. The September 30, 1998 balance represents an increase of $42,609,021 or 131.1% over the balance as of March 31, 1998. In addition, lease revenue includes the gain or loss on the sale of certain financial assets, as required under the provisions of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") which was effective beginning January 1, 1997. During the three and six month periods ending September 30, 1998, fewer of the Company's debt funding transactions qualified for gain on sale treatment prescribed under SFAS No. 125 as compared to the comparable periods in the prior fiscal year.

For the three and six months ended September 30, 1998, fee and other income decreased 14.4% and 5.3%, respectively, over the comparable period in the prior fiscal year. This decrease is attributable to decreases in revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's VAR subsidiaries. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consumate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 35.6% and 39.6% during the three and six month periods ended September 30, 1998 as compared to the same periods in the prior fiscal year. Although the largest component of direct lease costs is depreciation on operating lease equipment, the increase is primarily attributable to an increase in the allowance for doubtful accounts due to the increased business volume of leases and retained lease portfolio, increased amortization of initial direct costs.

Salaries and benefits expenses increased 26.4% during the three month period ended September 30, 1998 over the same period in the prior year. For the fiscal year to date through September 30, 1998, salaries and benefits had increased 12.9% over the prior year. These increases reflect both the higher commission expenses in the value added reseller businesses the increased number of personnel employed by the Company.

Interest and financing costs incurred by the Company for the three and six months ended September 30, 1998 amounted to $856,089 and $1,357,394 respectively, and relate to interest costs on the Company's lines of credit and notes payable. Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee. The increase in interest and financing costs are primarily due to the Company's increased utilization of its operating lines of credit during the three and six month periods in the current fiscal year as compared to the prior fiscal year.

The Company's provision for income taxes increased to $1,093,368 for the three months ended September 30, 1998 from $411,820 for the three months ended September 30, 1997, reflecting effective income tax rates of 40.0% and 26.8%, respectively. For the six months ended September 30, 1998, the Company's provision for income tax was $2,069,165, as compared to $872,133 during the comparable period in the prior year, reflecting effective income tax rates of 40.0% and 20.9%, respectively. The low effective income tax rate for September 30, 1997 was primarily due to the inclusion of the net earnings of businesses acquired by the Company, which prior to their combination with the Company had elected subchapter S corporation status, and as such, were not previously subject to federal income tax. Pro forma tax expense, adjusted as if the Company's subsidiaries which were previously subchapter S corporations had been subject to income tax for the three and six months ended September 30, 1997, would have increased the expense by approximately $148,000 and $613,000.

The foregoing resulted in a 68.3% and 15.1% increase in net earnings for the three and six month periods ended September 30, 1998, respectively, as compared to the same periods in the prior fiscal year after taking into consideration the pro forma tax expense. Notwithstanding pro forma tax adjustments, net earnings increased 46.1% and decreased 6.2% for the three and six month periods ended September 30, 1998 as compared to the same periods in the prior fiscal year.

Basic and fully diluted earnings per common share were $.26 and $.25, respectively, for the three months ended September 30, 1998, as compared to $.19 and .18, respectively, for the three months ended September 30, 1997, based on weighted average common shares outstanding of 6,348,603 and 6,439,658, respectively, for 1998, and 6,069,551 and 6,211,929, respectively, for 1997. For the fiscal year to date through September 30, 1998, the Company's basic and fully diluted earnings per common share were $.50 and $.49, respectively, as compared to $.55 and $.54, respectively, for the same period in 1997, based on weighted average common shares outstanding of 6,214,103 and 6,346,548, respectively, for 1998, and 5,990,200 and 6,106,753, respectively, for 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended September 30, 1998, the Company generated cash flows from operations of $4,232,400, and used cash flows from investing activities of $52,576,030. Cash flows generated by financing activities amounted to $34,883,150 during the same period. The net effect of these cash flows was to decrease cash and cash equivalents by $13,460,480 during the six month period. During the same period, the Company's total assets increased $46,614,221, or 56.0%, primarily the result of increases in direct financing leases and the acquisition of PC Plus, Inc., a wholly owned subsidiary, on July 1, 1998. The Company's net investment in operating lease equipment decreased during the period, as the decrease in book value, primarily due to depreciation, outpaced new investment in operating lease equipment.

The financing necessary to support the Company's leasing activities has principally been provided from non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from money centers, regional banks, insurance companies, finance companies and financial intermediaries.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of September 30, 1998, the Company had $28,123,867 of unpaid equipment cost, as compared to $21,283,582 at March 31, 1998.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. On June 5, 1997, the Company entered into the First Union Facility with First Union National Bank, N.A., which is available through December 19, 1998, and bears interest at LIBOR+110 basis points, or, at the Company's option, Prime minus one percent. On June 30, 1998, the Company's First Union Facility was increased to a maximum limit of $35 million. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. As of September 30, 1998, the Company had an outstanding balance of $30,500,000 on the First Union Facility. The First Union facility is made to MLC Group, Inc., and guaranteed by MLC Holdings, Inc. In addition, MLC Holdings, Inc. has guaranteed the lines of credit made to the Company's recently acquired subsidiaries. The Company expects to renew the First Union Facility at a reasonable rate when it expires on December 19, 1998.

The Company's subsidiaries, MLC Network Solutions, Inc. and MLC Integrated, Inc., and it's recently acquired subsidiary, PC Plus, Inc., have separate credit sources to finance their working capital requirements for inventories and accounts receivable. Their traditional business as value-added resellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty to forty days is charged to the supplier/distributor but not the reseller. These floor plan liabilities are recorded under accounts payable as they are normally repaid within the thirty to forty day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty day obligation is not timely liquidated, interest is then assessed at stated contractual rates. As of September 30, 1998, MLC Network Solutions, Inc., has floor planning availability of $1,350,000 through Deutsche Financial, Inc. and $225,000 from IBM Credit Corporation. The outstanding balances to these respective suppliers were $376,249 and $51,788 as of September 30, 1998. MLC Integrated, Inc. has floor planning availability of $1,500,000 from FINOVA Capital Corporation and $750,000 through IBM Credit Corporation. The outstanding balances to these respective suppliers were $1,355,505, and $56,162 as of September 30, 1998. In addition, MLC Integrated, Inc. has a line of credit in place, expiring on October 31, 1998, with PNC Bank, N.A. to provide an asset based credit facility. The Company is currently negotiating an extension of this credit facility. The line has a maximum credit limit of $2,500,000 and interest is based on the bank's prime rate. The outstanding balance was $917,000 as of September 30, 1998. PC Plus, Inc. has floor planning availability of $6,000,000 through Nations Credit as of September 30, 1998. This agreement expires October 1, 1998 and is subject to a one-year renewal. The outstanding balance to this supplier was $1,942,083 as of September 30, 1998.

In March 1997, the Company established the Heller Facility, a $10,000,000 partial recourse credit facility agreement, with Heller Financial, Inc., Vendor Finance Division. Under the terms of the Heller Facility, a maximum amount of $10 million is available to the Company, subject to the approval of Heller for each draw. As of September 30, 1998, the principal balance due under the Heller Facility was $3,476,124. Rates are negotiated at the time of each draw.

Through MLC/CLC, LLC, the Company has a formal joint venture agreement which provides the equity investment financing for certain of the Company's transactions. Firstar Equipment Finance Company ("FEFCO"), formerly Cargill Leasing Corporation, is an unaffiliated investor which owns 95% of MLC/CLC, LLC. FEFCO's parent company, Firstar Corporation, is a $20 billion bank holding company which is publicly traded on the New York Stock Exchange under the symbol "FSR". This joint venture arrangement enables the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment is attributable to sales to MLC/CLC, LLC. (See "RESULTS OF OPERATIONS"). The Company's relationship with GATX, an unaffiliated company which beneficially owns 90% of MLC/GATX Limited Partnership I, was effectively terminated in August, 1998. This termination caused the Company to write off approximately $154,500 in the current period representing its remaining joint venture investment and miscellaneous receivables.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment lease to MLC/CLC,LLC , or other internal means of financing. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all.

The Company anticipates that its current cash on hand, operations and additional financing available under the Company's credit facilities will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the fiscal year. However, the Company intends to continue pursuing additional acquisitions, which are expected to be funded through a combination of cash and the issuance by the Company of shares of its common stock. To the extent that the Company elects to pursue acquisitions involving the payment of significant amounts of cash (to fund the purchase price of such acquisitions and the repayment of assumed indebtedness), the Company is likely to require additional sources of financing to fund such non-operating cash needs.

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

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the first two quarters of fiscal 1999.

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

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable

Item 3.  Defaults Under Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 16, 1998, the Company held its Annual Meeting of Stockholders.

1. At the Annual Meeting, Terrence O'Donnell was elected to the Board of Directors as a Class II director to hold office for three years until his successor has been duly elected and shall qualify, with votes cast and withheld as follows:
                              For        Withheld
                           4,877,610     1,467,873

2. At the Annual Meeting, Carl J. Rickertson was elected to the Board of Directors as a Class II director to hold office for three years until his successor has been
                              For         Withheld
                           4,877,610      1,467,873

         In  addition,   the  Company's   stockholders  approved  the  following
         proposals  at  the  Annual   Meeting,   with  votes  for  and  against,
         abstentions and broker non-votes follow:

3. To approve and adopt the long-term incentive plan.
          For                   Against          Abstain        Broker Non-Votes
          4,458,649             48,000           0                 1,838,834

4. To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the Company's fiscal year ending March 31, 1999.
          For                   Against          Abstain        Broker Non-Votes
          4,877,610             0                0                 1,467,873


Item 5.  Other Information
         Not Applicable

Item 6(a)  Exhibits


           Exhibit
           Number            Description                                  Page
        -------------- ---------------------------------------------------------

        10.27          1998 Long Term Incentive Plan                       X

        27.1           Financial Data Schedule                             X



Item 6(b)  Reports on Form 8-K

         During the second fiscal quarter covered by this report, the Company filed the following Current Reports on form 8-K:

         Form 8-K Dated June 30, 1998 and filed with the Commission on July 31, 1998, reporting interim information regarding the acquisition of PC Plus, Inc. of Reston, Virginia. No financial statements were included.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          MLC Holdings, Inc.


                          /s/ PHILLIP G. NORTON
                          By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                          Date: November 11, 1998


                          /s/ STEVEN J. MENCARINI
                          By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                          Date: November 11, 1998