Form 10-Q
period 1998-12-31
MLC HOLDINGS INC
filed 1999-02-16
CIK 1022408

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                     400 Herndon Parkway, Herndon, VA 20170
               (Address, including zip code, of principal offices)

       Registrant's telephone number, including area code: (703) 834-5710


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         The number of shares of Common Stock outstanding as of February 10, 1999, was 7,467,102.



                       MLC HOLDINGS, INC. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

         Condensed Consolidated Balance Sheets as of December 31, 1998 and
         March 31, 1998                                                                 2
         Condensed Consolidated Statements of Earnings, Three months
         ended December 31, 1998 and 1997                                               3

         Condensed Consolidated Statements of Earnings, Nine months
         ended December 31, 1998 and 1997                                               4

         Condensed Consolidated Statements of Cash Flows, Nine months
         ended December 31, 1998 and 1997                                               5

         Notes to Condensed Consolidated Financial Statements                           7

         Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                       11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19

Part II. Other Information:

         Item 1.  Legal Proceedings                                                    20

         Item 2.  Changes in Securities and Use of Proceeds                            20

         Item 3.  Defaults Upon Senior Securities                                      20

         Item 4.  Submission of Matters to a Vote of Security Holders                  20

         Item 5.  Other Information                                                    20

         Item 6.  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                             22




         MLC HOLDINGS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
         UNAUDITED
                                                                              As of                     As of
                                                                        December 31, 1998          March 31, 1998

                                                                    ---------------------------------------------------

         ASSETS

         Cash and cash equivalents                                                 $ 7,406,250            $ 18,683,796
         Accounts receivable                                                        28,515,436              16,383,314
         Other receivables                                                           6,612,903               3,801,808
         Employee advances                                                              25,136                  53,582
         Inventories                                                                 1,020,030               1,213,734
         Investment in direct financing and sales type leases - net                 75,080,815              32,495,594
         Investment in operating lease equipment - net                               5,618,214               7,295,721
         Property and equipment - net                                                1,880,239               1,131,512
         Other assets                                                               11,561,170               2,136,554
                                                                    ===================================================
         TOTAL ASSETS                                                            $ 137,720,193            $ 83,195,615
                                                                    ===================================================


         LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
         Accounts payable - trade                                                 $ 11,759,261             $ 6,865,419
         Accounts payable - equipment                                               18,931,416              21,283,582
         Salaries and commissions payable                                              544,085                 390,081
         Accrued expenses and other liabilities                                      5,356,077               3,560,181
         Recourse notes payable                                                     18,646,016              13,037,365
         Nonrecourse notes payable                                                  38,379,108              13,027,676
         Deferred taxes                                                              1,487,000               1,487,000
         Income tax payable                                                            744,789                       -
                                                                    ---------------------------------------------------
         Total Liabilities                                                          95,847,752              59,651,304

         COMMITMENTS AND CONTINGENCIES                                                       -                       -

         STOCKHOLDERS' EQUITY

         Preferred stock, $.01 par value; 2,000,000 shares authorized;
            none issued or outstanding                                                       -                       -
         Common stock, $.01 par value; 25,000,000 authorized;
            7,467,102 and 6,071,505 issued and outstanding at
            December 31, 1998 and March 31, 1998, respectively                          74,671                  60,715
         Additional paid-in capital                                                 24,972,870              11,460,331
         Retained earnings                                                          16,824,900              12,023,265
                                                                    ---------------------------------------------------
         Total Stockholders' Equity                                                 41,872,441              23,544,311
                                                                    ===================================================
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 137,720,193            $ 83,195,615
                                                                    ===================================================

         See Notes to Condensed Consolidated Financial Statements.


MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED
                                                                                  Three months ended
                                                                                      December 31,
                                                                               1998                  1997
                                                                       -------------------------------------------

REVENUES

Sales of equipment                                                              $ 25,635,591          $ 10,797,522
Sales of leased equipment                                                         38,053,115             7,299,836
                                                                       -------------------------------------------

                                                                                  63,688,706            18,097,358

Lease revenues                                                                     4,745,035             3,803,385
Fee and other income                                                               1,512,952             1,662,666
                                                                       -------------------------------------------

                                                                                   6,257,987             5,466,051

                                                                       -------------------------------------------

TOTAL REVENUES                                                                    69,946,693            23,563,409
                                                                       -------------------------------------------


COSTS AND EXPENSES

Cost of sales, equipment                                                          22,148,807             8,316,250
Cost of sales, leased equipment                                                   37,476,294             7,308,896
                                                                       -------------------------------------------

                                                                                  59,625,101            15,625,146

Direct lease costs                                                                 1,550,955             1,558,272
Professional and other fees                                                          375,094               282,278
Salaries and benefits                                                              3,106,179             2,630,773
General and administrative expenses                                                1,318,912               903,010
Interest and financing costs                                                       1,140,617               396,756
Non-recurring acquisition costs                                                            -                39,103
                                                                       -------------------------------------------

                                                                                   7,491,757             5,810,192

                                                                       -------------------------------------------

TOTAL COSTS AND EXPENSES                                                          67,116,858            21,435,338
                                                                       -------------------------------------------


EARNINGS BEFORE PROVISION FOR INCOME TAXES                                         2,829,835             2,128,071
                                                                       -------------------------------------------


PROVISION FOR INCOME TAXES                                                         1,131,934               850,584
                                                                       -------------------------------------------


NET EARNINGS                                                                     $ 1,697,901           $ 1,277,487
                                                                       ===========================================


NET EARNINGS PER COMMON SHARE - BASIC                                                 $ 0.24                $ 0.21
                                                                       ===========================================

NET EARNINGS PER COMMON SHARE - DILUTED                                               $ 0.24                $ 0.21
                                                                       ===========================================


PRO FORMA NET EARNINGS (See Note 4)                                              $ 1,697,901           $ 1,277,487
                                                                       ===========================================


PRO FORMA NET EARNINGS PER COMMON SHARE - BASIC                                       $ 0.24                $ 0.21
                                                                       ===========================================

PRO FORMA NET EARNINGS PER COMMON SHARE - DILUTED                                     $ 0.24                $ 0.21
                                                                       ===========================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                        7,189,324             6,071,305
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                      7,220,060             6,188,990

See Notes to Condensed Consolidated Financial Statements.



MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED
                                                                                   Nine months ended
                                                                                      December 31,
                                                                               1998                  1997
                                                                       ------------------------------------------

REVENUES

Sales of equipment                                                              $ 55,740,476          $ 36,290,550
Sales of leased equipment                                                         74,612,679            39,486,348
                                                                       ------------------------------------------

                                                                                 130,353,155            75,776,898

Lease revenues                                                                    14,994,505            11,021,736
Fee and other income                                                               4,182,928             4,481,831
                                                                       ------------------------------------------

                                                                                  19,177,433            15,503,567

                                                                       ------------------------------------------

TOTAL REVENUES                                                                   149,530,588            91,280,465
                                                                       ------------------------------------------


COSTS AND EXPENSES

Cost of sales, equipment                                                          47,157,230            28,401,639
Cost of sales, leased equipment                                                   73,630,008            38,888,847
                                                                       ------------------------------------------

                                                                                 120,787,238            67,290,486

Direct lease costs                                                                 5,221,414             4,889,244
Professional and other fees                                                          894,587               723,152
Salaries and benefits                                                              8,508,006             7,415,657
General and administrative expenses                                                3,618,588             3,057,796
Interest and financing costs                                                       2,498,012             1,372,020
Non-recurring acquisition costs                                                            -               222,557
                                                                       ------------------------------------------

                                                                                  20,740,607            17,680,426

                                                                       ------------------------------------------

TOTAL COSTS AND EXPENSES                                                         141,527,845            84,970,912
                                                                       ------------------------------------------


EARNINGS BEFORE PROVISION FOR INCOME TAXES                                         8,002,743             6,309,553
                                                                       ------------------------------------------


PROVISION FOR INCOME TAXES                                                         3,201,099             1,722,717
                                                                       ------------------------------------------


NET EARNINGS                                                                     $ 4,801,644           $ 4,586,836
                                                                       ==========================================


NET EARNINGS PER COMMON SHARE - BASIC                                                 $ 0.73                $ 0.76
                                                                       ==========================================

NET EARNINGS PER COMMON SHARE - DILUTED                                               $ 0.72                $ 0.75
                                                                       ==========================================


PRO FORMA NET EARNINGS (See Note 4)                                              $ 4,801,644           $ 3,973,575
                                                                       ==========================================


PRO FORMA NET EARNINGS PER COMMON SHARE - BASIC                                       $ 0.73                $ 0.66
                                                                       ==========================================

PRO FORMA NET EARNINGS PER COMMON SHARE - DILUTED                                     $ 0.72                $ 0.65
                                                                       ==========================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                        6,540,359             6,017,920
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                      6,648,754             6,127,933

See Notes to Condensed Consolidated Financial Statements.

                                       4


MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                Nine Months Ended
                                                                                   December 31,
                                                                             1998              1997
                                                                      -------------------------------------

Cash Flows From Operating Activities:
     Net earnings                                                            $ 4,801,644       $ 4,586,836
     Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
           Depreciation and amortization                                       3,850,449         3,443,864
           Provision for credit losses                                           500,000           (13,865)
           Gain on sale of operating lease equipment                              (5,267)          (92,800)
           Loss on disposal of property and equipment                              9,809                 -
           Adjustment of basis to fair market value of equipment and investments 268,506                 -
           Payments from lessees directly to lenders                            (771,465)       (1,375,099)
           Compensation to outside directors - stock options                           -            18,283
           Changes in assets and liabilities, net of effects of purchase acquisition:
              Accounts receivable                                             (5,837,220)       (2,311,932)
              Other receivables                                               (2,811,095)          368,656
              Employee advances                                                   26,630            (6,649)
              Inventories                                                      1,036,507          (181,764)
              Other assets                                                    (2,764,961)       (1,216,167)
              Accounts payable - equipment                                    (1,397,591)        5,581,535
              Accounts payable - trade                                        (2,032,538)         (496,075)
              Salaries and commissions payable, accrued
                 expenses and other liabilities                                2,195,466          (399,557)
                                                                      -------------------------------------

                    Net cash (used in) provided by operating activities       (2,931,126)        7,905,266
                                                                      -------------------------------------


Cash Flows From Investing Activities:
     Proceeds from sale of operating lease equipment                              22,151           609,722
     Purchase of operating lease equipment                                    (1,824,989)       (1,987,058)
     Increase in investment in direct financing and sales-type leases        (66,557,986)       (6,373,493)
     Purchases of property and equipment                                        (915,346)         (428,952)
     Proceeds from sale of property and equipment                                  2,000                 -
     Cash used in acquisition, net of cash acquired                           (3,485,279)                -
     Increase in other assets                                                   (709,216)         (353,181)
                                                                      -------------------------------------

                 Net cash used in investing activities                       (73,468,665)       (8,532,962)
                                                                      -------------------------------------


Cash Flows From Financing Activities:
     Borrowings:
        Nonrecourse                                                           53,236,003         3,587,039
        Recourse                                                                 319,586           174,894
     Repayments:
        Nonrecourse                                                           (3,640,341)       (3,364,608)
        Recourse                                                                (136,833)         (161,282)
     Distributions to shareholders of combined companies
        prior to business combination                                                  -        (1,021,012)
     Proceeds from issuance of capital stock, net of expenses                    177,931                 -
     Proceeds from sale of stock, net of underwriting costs                    9,725,742         2,000,000
     Proceeds from lines of credit                                             5,440,157           362,000
                                                                      -------------------------------------

                 Net cash provided by financing activities                    65,122,245         1,577,031
                                                                      -------------------------------------


                                       5


MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED - Continued
                                                                      Nine Months Ended
                                                                         December 31,
                                                                             1998              1997
                                                                      -------------------------------------


Net (Decrease) Increase in Cash and Cash Equivalents                         (11,277,546)          949,335

Cash and Cash Equivalents, Beginning of Period                                18,683,796         6,654,209
                                                                      -------------------------------------


Cash and Cash Equivalents, End of Period                                     $ 7,406,250       $ 7,603,544
                                                                      =====================================


Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                    $ 990,676         $ 116,787
                                                                      =====================================

     Cash paid for income taxes                                              $ 2,443,818         $ 257,137
                                                                      =====================================


See Notes To Condensed Consolidated Financial Statements.


                       MLC HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated interim financial statements of MLC Holdings, Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were normal, recurring accruals.

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 1998 (the "Company's 1998 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.


2.  INVESTMENT IN DIRECT FINANCING AND SALES TYPE LEASES

The Company's investment in direct financing and sales type leases consists of the following components:

                                                                          December 31,         March 31,
                                                                             1998                 1998
                                                                      ------------------   ------------------
                                                                                    (In thousands)
     Minimum lease payments                                                   $  69,079             $ 29,968
     Estimated unguaranteed residual value                                       15,218                7,084
     Initial direct costs - net of amortization                                   1,452                  760
     Less:  Unearned lease income                                              (10,122)              (5,270)
     Reserve for credit losses                                                    (546)                 (46)
                                                                      ==================   ==================
     Investment in direct financing and sales type leases - net                $ 75,081             $ 32,496
                                                                      ==================   ==================


3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

 The components of the net investment in operating lease equipment are as follows:

                                                                          December 31,         March 31,
                                                                             1998                 1998
                                                                       -----------------   ------------------
                                                                                  (In thousands)
     Cost of equipment under operating leases                                 $  14,808             $ 13,990
     Initial direct costs                                                            29                   51
     Accumulated depreciation and amortization                                  (9,219)              (6,745)
                                                                       -----------------   ------------------

     Investment in operating leases - net                                      $  5,618              $ 7,296
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


                                                     Three Months Ended           Nine Months Ended
                                                        December 31,                 December 31,
                                                    1998          1997           1998           1997
                                                 ------------ -------------- ------------- ---------------
                                                                      (In Thousands)
Net earnings before pro forma
 adjustment                                          $ 1,698        $ 1,277       $ 4,802         $ 4,587
Additional provision for income  tax                       -              -             -             613
Pro forma net income                                 ----------------------------------------------------
                                                     $ 1,698         $1,277       $ 4,802         $ 3,974
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

The following unaudited pro forma financial information presents the combined results of operations of PC Plus, Inc. as if the acquisition had occurred as of the beginning of the nine months ended December 31, 1998 and 1997, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and PC Plus, Inc. constituted a single entity during such periods.


                                                  Nine Months Ended December 31,
                                                         ( in thousands)
                                                   1998                    1997
                                             ---------------       -------------

Total Revenues                                       $161,469           $116,506
Net Earnings                                            5,021              5,197
Net Earnings per Common Share - Basic                     .77                .83
Net Earnings per Common Share - Diluted                   .76                .81

7.       OTHER DEVELOPMENT

The Company has two major customers who have filed for voluntary bankruptcy protection. The largest is Allegheny Health, Education & Research Foundation ("AHERF") which is a Pittsburgh based not-for-profit hospital entity. The bankruptcy court has held an auction and Tenet Healthcare, Inc. acquired AHERF's assets. As of December 31, 1998, the Company's net book value of leases to AHERF is approximately $1,874,000 and receivable balance is approximately $478,000. The Company believes that the fair market value of the equipment is below its current book balances. Depending on the decisions by the Bankruptcy Trustee and the creditor status and ultimate repayment schedule of other claims, upon disposal of the equipment and disposition of its claims, the Company will probably sustain a loss, and has accordingly provided for such loss in the statement of earnings for the nine month period ended December 31, 1998. The amount and timing of such loss cannot be accurately estimated by the Company at this time due to the recent filing and unknown status of many of its claims. The Company has received a deposit on the purchase of the leased equipment from Tenet Healthcare, Inc. which represents the total cash consideration for the future transfer of title of the equipment once the bankruptcy court makes the equipment available for liquidation. During the quarter ending December 31, 1998, PHP Healthcare, Inc. a lessee of the Company, was placed in receivership by the New Jersey Insurance Commission which led to them filing for voluntary bankruptcy protection. The Company has a net book value of assets totaling approximately $359,000 at risk with this lessee. The remainder of the lease risk is the financial responsibility of the non-recourse lenders. The Company is vigorously pursuing all available remedies in bankruptcy court for all prior claims against these bankrupt lessees. The Company believes that as of December 31, 1998, its reserves are adequate to provide for the potential losses resulting from these customers.

8.       PRIVATE PLACEMENT OF EQUITY

On October 23, 1998, the Company issued 1,111,111 shares of unregistered common stock to a single investor in a private placement for cash consideration of $10,000,000 (per share price of $9.00). The investor also received a warrant to purchase an additional 1,090,909 shares of common stock at an exercise price of $11.00 per share. The warrant expires December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis compares the consolidated results of operations for the nine- and three-month periods ended December 31, 1998 to the nine- and three-month periods ended December 31, 1997. The operating results of these nine- and three-month periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes, as well as the information presented elsewhere herein and in the financial statements and related notes for the year ended March 31, 1998 included in the Company's 1998 Form 10-K.

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

RESULTS OF OPERATIONS - Three and Nine Months Ended December 31, 1998, Compared to Three and Nine Months Ended December 31, 1997

Total revenues generated by the Company during the three month period ended December 31, 1998 were $69,946,693 compared to revenues of $23,563,409 during the comparable period in the prior fiscal year, an increase of 196.84%. During the nine month period ended December 31, total revenues were $149,530,588 and $91,280,465 in 1998 and 1997, respectively, an increase of 63.81%. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 251.92% to $63,688,706 during the three month period ended December 31, 1998, as compared to $18,097,358 in the corresponding period in the prior fiscal year. For the nine month period ended December 31, 1998, sales increased 72.02% to $130,353,155 over the corresponding period in the prior year.

During the three months ended December 31, 1998 and 1997, sales to MLC/CLC LLC, an institutional equity partner of the Company, accounted for 100% of sales of leased equipment for both periods. During the nine month periods ended December 31, sales to MLC/CLC LLC accounted for 100% and 85.9% of 1998 and 1997 sales of leased equipment, respectively. Sales to the Company's equity joint ventures require the consent of the relevant joint venture partner. While management expects the continued availability of equity financing through this joint venture, if such consent is withheld, or financing from this entity otherwise becomes unavailable, it could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flows until other equity financing arrangements are secured.

Sales of equipment, both new and used, are generated through the Company's equipment brokerage and re-marketing activities, and through its valued added reseller ("VAR") subsidiaries. Sales of equipment increased during the three month period (137.42%) $14,836,069 compared to the corresponding period in the prior fiscal year. For the fiscal year to date through December 31, equipment sales increased 53.6% to $55,740,476. On a pro forma basis, had PC Plus, Inc.'s equipment sales been included throughout the periods presented, equipment sales would have increased 22.34% and 53.42% during the three and nine month periods ended December 31, 1998 as compared to the comparable periods in the prior fiscal year. The Company's brokerage and re-marketing activities accounted for 2.11% and 25.1% of equipment sales during the three month period in 1998 and 1997, respectively. During the nine month periods ended December 31, brokerage and re-marketing activities accounted for 3.2% and 18.6% of 1998 and 1997 sales, respectively. Brokerage and re-marketing revenue can vary significantly from period to period, depending on the volume and timing of transactions, and the availability of equipment for sale. Sales of equipment through the Company's VAR subsidiaries accounted for the remaining portion of equipment sales.

The Company realized a gross margin on sales of equipment of 13.6% and 15.4% for the three and nine month periods ended December 31, 1998, respectively, as compared to a gross margin of 23.0% and 21.7% realized on sales of equipment generated during the three and nine month periods, respectively, in the prior fiscal year. This decrease in net margin percentage can be attributed to the Company's July 1, 1998 acquisition of PC Plus, Inc., who has a concentration of higher volume customers with lower gross margin percentages. The Company's gross margin on sales of equipment can be effected by the mix and volume of products sold.

The gross margin generated on sales of leased equipment represent the sale of the equity portion of equipment placed under lease and can vary significantly depending on the nature, and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. For example, a lower margin or a loss on the equity portion of a transaction is often offset by higher lease earnings and/or a higher gain on the debt funding recognized under SFAS No. 125. Additionally, leases which have been debt funded prior to their equity sale will result in a lower sales and cost of sale figure, but the net earnings from the transaction will be the same as had the deal been debt funded subsequent to the sale of the equity. During the three month period ended December 31, 1998, the Company recognized a gross margin of $576,821 on equity sales of $38,053,115 as compared to a net loss of $9,060 on equity sales of $7,299,836 during the same period in the prior fiscal year. For the fiscal year to date through December 31, 1998, the Company recognized a gross margin of $982,671 on equity sales of $74,612,679, as compared to a gross margin of $597,501 on equity sales of $39,486,348 during the same period in the prior fiscal year.

The Company's lease revenues increased 24.76% to $4,745,035 for the three-month period ended December 31, 1998, compared with the corresponding period in the prior fiscal year. For the fiscal year to date through December 31, lease revenues increased 36.04% to $14,994,505 for the 1998 period compared to the same period in 1997. This increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing and sales type leases. The investment in direct financing and sales type leases at December 31, 1998 and March 31, 1998 were $75,080,815 and $32,495,594, respectively. The December 31, 1998 balance represents an increase of $42,585,221 or 131.05% over the balance as of March 31, 1998. In addition, lease revenue includes the gain or loss on the sale of certain financial assets, as required under the provisions of Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") which was effective beginning January 1, 1997. During the three and nine month periods ending December 31, 1998, fewer of the Company's debt funding transactions qualified for gain on sale treatment prescribed under SFAS No. 125 as compared to the comparable periods in the prior fiscal year.

For the three and nine months ended December 31, 1998, fee and other income decreased 9.00% and 6.67%, respectively, over the comparable period in the prior fiscal year. This decrease is attributable to decreases in revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's VAR subsidiaries. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consumate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 6.79% during the nine month periods ended December 31, 1998 as compared to the same period in the prior fiscal year. There was a slight decrease, less than 1%, in direct lease costs for the three month period ended December 31, 1998 as compared to December 31, 1997. Although the largest component of direct lease costs is depreciation on operating lease equipment, the increase is primarily attributable to an increase in the allowance for doubtful accounts due to the increased business volume of leases and retained lease portfolio and increased amortization of initial direct costs.

Salaries and benefits expenses increased 18.07% during the three month period ended December 31, 1998 over the same period in the prior year. For the fiscal year to date through December 31, 1998, salaries and benefits had increased 14.73% over the prior year. These increases reflect both the higher commission expenses in the value added reseller businesses and the increased number of personell employed by the Company.

Interest and financing costs incurred by the Company for the three and nine months ended December 31, 1998 amounted to $1,140,617 and $2,498,012, respectively, and relate to interest costs on the Company's lines of credit and notes payable. Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee. The increase in interest and financing costs are primarily due to the Company's increased utilization of its operating lines of credit during the three and nine month periods in the current fiscal year as compared to the prior fiscal year.

The Company's provision for income taxes increased to $1,131,934 for the three months ended December 31, 1998 from $850,584 for the three months ended December 31, 1997, reflecting effective income tax rates of 40% for both periods. For the nine months ended December 31, 1998, the Company's provision for income tax was $3,201,099 as compared to $1,722,717 during the comparable period in the prior year, reflecting effective income tax rates of 40% and 27.3%, respectively. The low effective income tax rate for December 31, 1997 was primarily due to the inclusion of the net earnings of businesses acquired by the Company, which prior to their combination with the Company had elected subchapter S corporation status, and as such, were not previously subject to federal income tax. Pro forma tax expense, adjusted as if the Company's subsidiaries which were previously subchapter S corporations had been subject to income tax for the three and nine months ended December 31, 1997, would have increased the expense by approximately $-0- and $613,261.

The foregoing resulted in a 32.91% and 4.68% increase in net earnings for the three and nine month periods ended December 31, 1998, respectively, as compared to the same periods in the prior fiscal year after taking into consideration the pro forma tax expense.

Basic and fully diluted earnings per common share were $.24 for the three months ended December 31, 1998, as compared to $.21 for the three months ended December 31, 1997, based on weighted average common shares outstanding of 7,189,324 and 7,220,060, respectively, for 1998, and 6,071,305 and 6,188,990, respectively, for 1997. For the fiscal year to date through December 31, 1998, the Company's basic and fully diluted earnings per common share were $.73 and $.72, respectively, as compared to $.76 and $.75, respectively, for the same period in 1997, based on weighted average common shares outstanding of 6,540,359 and 6,648,754, respectively, for 1998, and 6,017,920 and 6,127,933 respectively, for 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended December 31, 1998, the Company used cash flows in operations of $2,931,126, and used cash flows from investing activities of $73,468,665. Cash flows generated by financing activities amounted to $65,122,245 during the same period. The net effect of these cash flows was a net decrease in cash and cash equivalents of $11,277,546 during the nine month period. During the same period, the Company's total assets increased $54,524,577, or 65.54%, primarily the result of increases in direct financing leases and the acquisition of PC Plus, Inc., a wholly owned subsidiary, on July 1, 1998. The Company's net investment in operating lease equipment decreased during the period, as the decrease in book value, primarily due to depreciation, outpaced new investment in operating lease equipment.

The financing necessary to support the Company's leasing activities has principally been provided from non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from money centers, regional banks, insurance companies, finance companies and financial intermediaries.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of December 31, 1998, the Company had $18,931,416 of unpaid equipment cost, as compared to $21,283,582 at March 31, 1998.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities. From June 5, 1997 until December 18, 1998, the Company had entered into the First Union Facility with First Union National Bank, N.A., for a maximum facility limit of $35 million which bore interest at LIBOR+110 basis points, or, at the Company's option, prime minus one percent. On December 18, 1998, MLC Holdings, Inc., with its two wholly-owned subsidiaries, MLC Group, Inc., and MLC Federal, Inc., as co-borrowers finalized and executed documents establishing a $50,000,000 committed recourse line of credit with First Union National Bank. Under the terms of the successor First Union Credit Facility, a maximum amount of $50 million is available to MLC, though each draw is subject to the availability of sufficient collateral in the borrowing base. The First Union Credit Facility is evidenced by a credit agreement, dated as of December 31, 1998, a security agreement and a pledge agreement both dated as of December 18, 1998. Borrowings under the First Union Credit Facility will bear interest at LIBOR + 150 basis points, or, at the Company's option, prime minus one-half percent. The Credit Facility is secured by certain of the three company's assets such as chattel paper (including leases), receivables, inventory, and equipment. In addition, MLC Holdings, Inc. has entered into pledge agreements to pledge the common stock of each of its subsidiaries. The availability of the line is subject to a borrowing base, which consists of inventory, receivables, purchased assets, and leases. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by MLC and may be further limited by certain covenants and terms and conditions of the facilities. In the event that MLC is unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain period of time, the availability of credit under the lines could be diminished or eliminated. Furthermore, in the event that receivables collateralizing the line are uncollectible, MLC would be responsible for repayment of the lines of credit. The First Union Credit Facility contains a number of covenants binding on MLC requiring, among other things, minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum amount of guarantees of subsidiary obligations, mergers, acquisitions, and asset sales. The Credit Facility is a full recourse facility, secured by first-priority blanket liens on all of MLC's assets. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. The new First Union Credit Facility expires on December 18, 1999. Other participants in the First Union Credit
Facility, each for $7,000,000, are: Riggs Bank, N.A., Key Bank, N.A., Summit Bank, N.A., Bank Leumi USA, and Wachovia Bank., N.A.

As of December 31, 1998, the Company had an outstanding balance of $17,000,000 on the First Union Facility.

The Company's subsidiaries, MLC Network Solutions, Inc. and MLC Integrated, Inc., and it's recently acquired subsidiary, PC Plus, Inc., have separate credit sources to finance their working capital requirements for inventories and accounts receivable. Their traditional business as value-added resellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty to forty days is charged to the supplier/distributor but not the reseller. These floor plan liabilities are recorded under accounts payable as they are normally repaid within the thirty to forty day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty day obligation is not timely liquidated, interest is then assessed at stated contractual rates. As of December 31, 1998, MLC Network Solutions, Inc., has floor planning availability of $2,600,000 through Deutsche Financial, Inc. and $225,000 from IBM Credit Corporation. The outstanding balances to these respective suppliers were $1,047,889 and $32,898 as of December 31, 1998. MLC Integrated, Inc. has floor planning availability of $3,000,000 from FINOVA Capital Corporation and $750,000 through IBM Credit Corporation. The outstanding balances to these respective suppliers were $2,045,545, and $197,640 as of December 31, 1998. In addition, MLC Integrated,

Inc. has a line of credit in place, expiring on July 31, 1999, with PNC Bank, N.A. to provide an asset based credit facility. The line has a maximum credit limit of $2,500,000 and interest is based on the bank's prime rate. The outstanding balance was $1,179,000 as of December 31, 1998. PC Plus, Inc. has floor planning availability of $6,000,000 through NationsCredit Commercial Corporation as of December 31, 1998. This agreement expires October 1, 1999. The outstanding balance to this supplier was $1,956,344 as of December 31, 1998.

Non-recourse debt and debt that is partially recourse is provided by various lending institutions. The Company has formal programs with Heller Financial, Inc., Key Corporate Capital, Inc., and Sanwa Business Credit Corporation. These programs require that each transaction is specifically approved and done solely at the lender's discretion.

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



INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the first three quarters of fiscal 1999.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

The Company's strategy depends upon acquisitions and organic growth to increase its earnings. There can be no assurance that the Company will complete acquisitions in a manner that coincides with the end of its fiscal quarters. The failure to complete acquisitions on a timely basis could have a material adverse effect on the Company's quarterly results. Likewise, delays in implementing planned integration strategies and cross selling activities also could adversely affect the Company's business, financial condition, results of operations and cash flows.

In addition, there can be no assurance that acquisitions will occur at the same pace as in prior periods or be available to the Company on favorable terms, if at all. If the Company is unable to use the Company's common stock as consideration in acquisitions, for example, because it believes that the market price of the common stock is too low or because the owners of potential acquisition targets conclude that the market price of the Company's common stock is too volatile, the Company would need to use cash to make acquisitions, and, therefore, would be unable to negotiate acquisitions that it would account for under the pooling-of-interests method of accounting (which is available only for all-stock acquisitions). This might adversely affect the pace of the Company's acquisition program and the impact of acquisitions on the Company's business, financial condition, results of operations and cash flows. In addition, the consolidation of the equipment leasing business has reduced the number of companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies. The failure to acquire additional businesses or to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on future sales and profitability.

There can be no assurance that companies that have been acquired or that may be acquired in the future will achieve sales and profitability levels that justify the investment therein. Acquisitions may involve a number of special risks that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows, including adverse short-term effects on the Company's reported operating results; diversion of management's attention; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets.

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

YEAR 2000 ISSUE

The Company has identified all significant hardware and software applications, both IT and non-IT based, that will require upgrade or modification to ensure Year 2000 compliance. The upgrade and/or modification of the majority of these systems is substantially complete. The Company plans on completing the process of modifying and/or upgrading its remaining systems by March 31, 1999. The total cost of these Year 2000 compliance activities has not been, nor is it anticipated to become, material to the Company's financial position, results of operations or cash flows in any given year.

The Company recognizes the risks surrounding its own Year 2000 readiness, for which it believes it has adequately addressed, as well as the risks arising from the failure of third parties with whom it has a material relationship to remediate their own Year 2000 issues. While the risks of third party non-compliance may temporarily affect the ability of a third party to transact business with the Company, the Company believes such risks are adequately mitigated by its own contingency plans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable

Item 3.  Defaults Under Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6(a)  Exhibits


     Exhibit
     Number      Description                                              Page
  -------------- ---------------------------------------------------------------

      10.28      Sublease by and between Cisco Systems ("Tenant")
                 and MLC Holdings, Inc. ("Subtenant")
      27         Financial Data Schedule



Item 6(b)  Reports on Form 8-K

     During the third fiscal quarter covered by this report, the Company filed the ollowing Current Reports on form 8-K:

     Form 8-K dated October 23, 1998 and filed with the Commission on November 13, 1998, reporting interim information regarding the issuance of 1,111,111 shares of common stock in a private placement. No financial statements were included.

     Form 8-K dated December 18, 1998 and filed with the Commission on December 31, 1998, reporting the establishment of a $50,000,000 line of credit with First Union National Bank. No financial statements were included.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   MLC Holdings, Inc.


                                  /s/ PHILLIP G. NORTON
                                  By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                  Date: February 10, 1999


                                  /s/ STEVEN J. MENCARINI
                                  By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                                  Date: February 10, 1999