Form 10-K
period 1999-03-31
MLC HOLDINGS INC
filed 1999-06-29
CIK 1022408

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the price at which the stock was sold as of June 17, 1999 was $22,665,431.

         The number of shares of Common Stock outstanding as of June 17, 1999, was 7,477,532.

                       DOCUMENTS INCORPORATED BY REFERENCE



The following documents are incorporated by reference into the following parts of this Form 10-K:


Document                                                          Part
--------------------------------------------------------------------------------

Portions  of the  Company's  definitive  Proxy  Statemen
to be filed  with the Securities and Exchange Commission
within 120 days after the Company's fiscal year end.              Part III

                                     PART I

ITEM 1.  BUSINESS

MLC HOLDINGS, INC. CORPORATE STRUCTURE


MLC Holdings, Inc. ("the Company", "MLC") was formed in 1996 and is a Delaware corporation. On September 1, 1996, as a result of a reorganization, MLC Holdings began serving as the holding company for MLC Group, Inc. a Virginia corporation founded in 1990, and other subsidiaries. MLC Holdings, Inc. engages in no other business other than serving as the parent holding company for the following:


o        MLC Group Inc.("MLC Group");
o        MLC Network Solutions, Inc. ("MLC Network Solutions");
o Educational Computer Concepts, Inc. which conducts business as MLC Integrated, Inc. ("MLC Integrated");
o        PC Plus, Inc. ("PC Plus");
o        MLC Federal, Inc.;
o        MLC Capital, Inc.;  and
o MLC Leasing, S.A. de C.V., (a subsidiary wholly owned by MLC Group and MLC Network Solutions,).

MLC Group also has a 5% membership interest in MLC/CLC LLC and serves as its manager. MLC Group terminated its investment of 50% ownership of the MLC/GATX Leasing Corporation which was the general partner of MLC/GATX Limited Partnership I on December 31, 1998. MLC Group acquired all the assets of the partnership through purchase from the partnership. MLC Federal, Inc. was incorporated on September 17, 1997 to handle business servicing the Federal government marketplace which includes financing transactions that are generated through government contractors. MLC Capital has remained dormant for the entire year and is not expected to transact business in the near future. To provide a legal entity capable of conducting a leasing business in Mexico, the Company formed MLC Leasing, S.A. de C.V., on October 22, 1997. MLC Leasing, S.A. de C.V. is a wholly owned subsidiary of MLC Group and MLC Network Solutions and is based in Mexico City, Mexico. To date, this entity has conducted no business and has no employees or business locations.




                    Company Acquired    Business     Acquisition   Consideration
    Date Acquired                       Location     Method           Paid
------------------- -------------------- ------------- -------------------------

July 24, 1997       Compuventures of     Wilmington  Pooling of  260,978 shares
                    Pitt County, Inc. -    and       Interests   of Common
                    Now doing business   Greenville,             Stock valued at
                    as MLC Network       NC                       $3,384,564
                    Solutions, Inc.

September 29, 1997  Educational          Pottstown,  Pooling of  498,998 shares
                    Computer Concepts,   PA          Interests   of Common
                    Inc. - Now doing                             Stock valued at
                    business as MLC                              $7,092,000
                    Integrated, Inc.

July 1, 1998        PC Plus, Inc.          Herndon,  Purchase    263,478 shares
                                           VA                    of Common
                                                                 Stock valued at
                                                                 $3,622,823 and
                                                                 $3,622,836 in
                                                                 Cash


OUR BUSINESS

We specialize in a wide variety of technology-related businesses, including:
o leasing and financing information technology hardware, software and related assets to corporations and government entities; o providing asset management services for lease customers; o selling as a VAR (value added reseller) information technology hardware, software and related assets; o providing automated procurement through an internet access that incorporates catalog search engines and order tracking that increases customer ordering efficiency;

o selling professional services for project management, configuration and installation, technology refresh, asset disposal, process automation and technology inventories;
o providing strategic solutions for network design, custom configurations, network load balancing and product procurement services;
o providing technical services for computer repair, maintenance, extended warranty plans, remote network operations and on-site support contracts; and
o providing state of the art software training and continuing educational courses on the latest networking and business software releases.

We sell using our internal sales force and through vendor relationships primarily to commercial customers with annual sales revenue of between $10 million and $500 million, to which we refer as the middle market as well as select Fortune 1000 firms and federal, state and local governments. We also lease and finance equipment, software, and services directly and through relationships with vendors, equipment manufacturers, and systems integrators.

The assets we lease or sell include:

o Desktop workstations,  laptop computers,  printers,  operating and application
software,   and  peripheral   equipment;   o  networking  hardware,   networking
application software and mass storage; and o mid-range computer equipment.

We   also lease or finance the following:

     o    office furniture and equipment;

     o    warehousing equipment

     o    telecommunications equipment; and

     o    various other types of general equipment that our customers request.

The Company's principal executive office was relocated to 400 Herndon Parkway, Herndon, Va 20170 in October, 1998 and our main telephone number is (703) 834-5710. As of March 31, 1999 the Company has 246 employees.

GENERAL

MLC Network Solutions, MLC Integrated, and PC Plus were acquired to provide a wide range of information technology ("IT") services and solutions to middle market organizations. The Company can now offer its clients a single source for a comprehensive range of services, including providing equipment leasing contracts, asset management services, sales of personal computers, server hardware and software, communication equipment, desktop systems maintenance and support, strategic planning and management consulting, integration and installation of IT systems, training and continuing education. The Company's asset trading activity involves the purchase and resale of previously owned information technology equipment. The asset trading capabilities provide the knowledge of current market trends and values of used IT equipment and allows us to predict, more accurately, residual values when pricing lease transactions. Asset management is our internal term to describe our service offering that tracks assets under lease from purchase order to termination for certain leasing customers. This online service is designed to allow lessees to have the ability to track their IT assets and receive data or reports on a real time software system.

The Company is focusing on marketing its comprehensive IT offerings to middle market organizations, which typically spend from $250 thousand to $25 million annually on their IT needs. We believe that a single-source IT service provider will help middle market organizations reduce cost and management complexity and increase the quality and compatibility of IT solutions. As part of its strategy, the Company uses its high-level services to foster long-term relationships with clients and to implement technology strategies in order to achieve their desired IT solutions. We also believe we can increase revenues from existing clients by cross-selling combined leasing, product and service offerings. Cross selling our services expands our overall offerings to customers and is designed to provide the platform for increased business with current and new customers.

We also rely heavily on our ability and willingness to personalize our business relationships and to customize our services to meet the specific financial and managerial needs of each customer. This approach has allowed us to be able to compete effectively against larger value added resellers and equipment leasing and finance companies. The Company operates its subsidiaries under a decentralized structure with the emphasis on local management to provide focus on superior client service. One of our goals is to acquire additional companies to strengthen and add to our core competencies and to facilitate expansion of our service into new regions. The acquisition of companies is predicated on the ability to find quality companies at prices that are economically feasible.

For  the  fiscal  year  ended  March  31,   1999,   we  had  three   significant
relationships. The loss of any of these three relationships could have a material adverse effect to the future results of the Company.


          o The first and most significant relationship is with First Union National Bank, N.A. who is the lead bank in our $50,000,000 credit facility. This facility is for one year ending December 18, 1999. We rely on this facility for daily working capital and liquidity for our leasing business.

          o Our largest lease customer is Sprint, and 13 of its subsidiary companies have separate stand-alone lease contracts with the Company. The combined Sprint leases represented approximately 42% of the total lease volume generated for the year ended March 31, 1999.

          o The final significant relationship is with MLC/CLC, LLC, a joint venture between Firstar Equipment Finance Corporation who owns 95% and MLC Group, Inc. owns the remaining 5% of the entity. The Company sold approximately $81.1 million of commercial lease volume to MLC/CLC LLC during the year ended March 31, 1999. Of this amount sold to MLC/CLC, LLC, approximately $68.4 million was lease volume generated from Sprint. The loss of Sprint as a continuing lease customer would substantially decrease our reported commercial lease volumes and decrease our sales to MLC/CLC, LLC.


INDUSTRY OVERVIEW

The Company believes that both equipment leasing and financing and the value added reseller market are both constantly changing and present significant opportunities for growth.

Customer End-Users -- Commercial. The equipment leasing industry in the United States is a significant factor in financing capital expenditures of businesses. According to research by the Equipment Leasing Association of America ("ELA"), using United States Department of Commerce data, approximately $183 billion of the $593 billion of business investment in equipment in 1998 was acquired through leasing. The ELA estimates that 80% of all U.S. businesses use leasing or financing to acquire capital assets. The sales of new technology from our value added reseller businesses represents our customers continued investment in newer technology due to business expansion and increased efficiency from later generation equipment.

Leasing enables a company to obtain the equipment it needs, while preserving cash flow and receiving favorable accounting and tax treatment. Leasing through operating leases also provides a lessee with greater flexibility than ownership in the event it outgrows the equipment or requires upgrades of its equipment to higher performance levels. As customers become aware of the economic benefits of leasing, they often turn to independent leasing companies. MLC Group is an independent lessor which offers tailored financing and can structure deals with mixed systems from different vendors. Management believes the fastest growing market segment of the leasing industry is information technology leasing and has specialized in this area. These assets include computers, telecommunication equipment, software, integration services and client server equipment.

Customer End-Users -- Government. The Company believes that state and local governments have realized that information technology can provide tremendous gains in productivity and a decrease in overall costs. However, state and local governments are increasingly limited by budgetary constraints in their efforts to acquire goods and services; therefore, leasing is more favorable since it allows the immediate use of the asset while the cost is incurred over the asset's useful life. Moreover, leasing may facilitate the timely acquisition of equipment when compared to the lengthy process and many levels of approval necessary for bond referendums.

STRATEGY

Based on industry trends and the Company's historical results, the Company will continue to implement and improve upon a three-pronged strategy designed to increase its customer base by:

     o increasing our leased asset holdings by providing continuing superior customer service and marketing to middle market and select Fortune 1000 end-users of information technology equipment and assets;

     o purchasing companies or assets of companies in key regional markets with pre-existing customer bases; and

     o utilizing the internet for processing lease transactions, VAR sales orders and for web-based auctioning of our used equipment.

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

     o End-User Marketing Focus. The Company's target customers include middle market and select Fortune 1000 firms which are significant users of information technology and telecommunications equipment and other assets. By targeting a potential customer base that is broader than just the Fortune 1000 companies, the Company believes that there is less competition from the larger equipment finance companies, as their marketing forces are typically more focused on Fortune 1000 customers. The ability to identify and establish customer relationships with such firms will be critical to the strategy

          o Acquisition of Related Companies. Our goal is to expand our target customer base in key regional markets through the acquisition of strategically selected companies in related lines of business. The ability to identify and acquire such firms on prices and terms that are attractive to the Company and which avoid dilution of earnings for existing stockholders is crucial to the successful implementation of this strategy. In addition, after consummating any acquisition, the Company must be able to successfully integrate the acquired business with the Company to achieve the cost savings and marketing benefits sought by the Company. Our acquisition strategy will focus on acquiring companies with customers that are in the top 50 regional markets in the United States. We feel that we can successfully acquire companies and maintain and expand customer relationships by providing acquired companies with a lower cost of capital, additional cross-selling opportunities and financial structuring expertise. There is, however, no assurance that the Company will be able to successfully acquire such companies.

LEASING, FINANCING AND SALES ACTIVITIES


The Company is in the business of selling, leasing and financing IT equipment, other assets and technical services. Leasing transactions can be direct financing, sales type or operating leases. Direct and sales type leases include true leases and installment sales or conditional sales contracts with corporations, not-for-profit entities, and municipal and federal government contracts.

Business Development. We conduct our sales efforts through our in-house sales and marketing staff which includes 66 individuals. The Company believes that one of its major strengths is its professional and dedicated sales organization and back office organization which gives it the ability to customize its sales programs to meet its customers' specific objectives.

Sale Terms and Conditions. Our value added reseller product transactions have varying sales on account terms from net 45 days to collect on delivery, depending on the customer's credit and payment term requirements.

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

Re-marketing. In anticipation of the expiration of the initial term of a lease, the Company initiates the re-marketing process for the related equipment. The Company's goal is to maximize revenues on the remarketing effort by the following manner:


          o re-leasing it to the initial lessee for an additional extension period;

          o    renting on a  month-to-month  basis;

          o    selling  it to the  initial  lessee;

          o    selling or leasing the  equipment to a different  customer;  or

          o    selling the equipment to equipment brokers or dealers.


The re-marketing process is intended to enable the Company to recover or exceed the residual value of the leased equipment. Any amounts received over the residual value less any commission expenses becomes profit margin to the Company and can significantly impact the degree of profitability of a lease transaction.

Numerous factors, many of which are beyond our control, may have an impact on the ability to re-lease or re-sell equipment on a timely basis. The major factor is the market supply and technological demand for the specific item being released or sold. The computer technology and telecommunications industries have been characterized by significant and rapid technological advances which subject the equipment we lease to rapid technological obsolescence. Decreases in the manufacturer's pricing for the latest generation equipment may adversely affect the market value of such equipment under lease. Changes in values may require the Company to liquidate its inventory of certain products at significant markdowns and write down the residual value of its leased assets, which may result in substantial losses. Further, the value of a particular used piece of equipment may vary greatly depending upon its condition and the degree to which any custom configuration of the equipment must be altered before reuse.

At the inception of each lease, the Company estimates the fair market value of the item as a residual value for the leased equipment based on the terms of the lease contract. Residual values are determined and approved by the Company's investment committee. A decrease in the market value of such equipment at a rate greater than the rate expected by the Company, whether due to rapid technological obsolescence or other factors, would adversely affect the residual values of such equipment. Any such loss which is considered by management to be permanent in nature would be recognized in the period of impairment in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases." Consequently, there can be no assurance that the Company's estimated residual values for equipment will be realized.

PROCESS CONTROL AND ADMINISTRATIVE SYSTEMS

Our executive management and internal controls are in place to protect against entering into lease transactions that may have undesirable economics or unacceptable levels of risk. Our leases and sales contracts are approved by senior management for both pricing and credit review. Due in part to our strategy of focusing on a few equipment categories, we have extensive product knowledge, historical re-marketing information and experience on the products we lease, sell and service. We rely on our experience in setting and adjusting our sale prices, lease rate factors and the residual values. Prior to the Company entering into any lease agreement, each transaction is evaluated based on the Company's pre-determined standards in each of the following areas:

Residual Value. Residual values for the equipment leased by the Company are reviewed and approved by the Company's investment committee for each transaction. The investment committee also must approve the pricing, including residual values, for all transactions involving $100,000 or more in product value. The investment committee is composed of the Chief Executive Officer, the Chief Operating Officer, and the Treasurer of the Company, and each person has various levels of authority.

Structure Review. Every transaction is reviewed by the Vice President of Contracts, and if necessary, one or more of the following persons: the Chief Operating Officer; the Chief Executive Officer; the Executive Vice President; and/or the Treasurer. The reviews are made to ensure that the transaction meets the minimum profit expectations of the Company and that the risks associated with any unusual aspects of the lease have been determined and factored into the economic analysis.

Documentation Review. Once the Company commits to a lease transaction, its contract administrators initiate a process of systematically preparing and gathering relevant lease information and lease documentation. The contract administrators are also responsible for monitoring the documentation through the

Company's home office documentation and review process. Every transaction into which the Company enters is reviewed by the Vice President of Contracts and, if necessary, the outside attorneys to identify any proposed lease modifications or other contractual provisions that may introduce risks in a transaction which the Company has not anticipated.

Credit Review. Every transaction which the Company enters is reviewed by our Senior Credit Analyst, and Treasurer or Chief Operating Officer. We determine whether the lessee meets our credit standards and if the lease payment stream can be financed on a recourse or non-recourse basis.

FINANCING

The leasing business is capital intensive. Each lease usually requires an equity investment which uses our cash with the return coming at the end of the lease term. The typical lease transaction requires both non-recourse debt and an equity investment by the Company at the time the equipment is purchased. The Company's equity investment in the typical lease transaction generally ranges between 5% and 20% of the equipment cost depending on the length of the lease term and equipment type. The Company's equity investment must come from either internally generated funds which originate from our stockholders' equity, investments in leases from third parties (such as MLC/CLC LLC) or recourse borrowings. Accordingly, the Company's ability to successfully execute its business strategy and to sustain its growth is dependent, in part, on its ability to obtain each of the foregoing types of financing for both non-recourse debt and equity investment.

Information relating to the sources of financing for equipment acquisitions are as follows:

Non-recourse Financing. The credit standing of the Company's customers must be sufficient to allow the Company to finance most of its leasing or financing transactions on a non-recourse basis. Under a non-recourse loan, the Company borrows from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest. The lender is entitled to receive the payments under the financed lease in repayment of the loan, and takes a first priority security interest in the related equipment, however, has no recourse against the Company's general assets except for the specific items financed under each agreement. Under this arrangement, the Company retains ownership of such equipment, subject to the lender's security interest. When the lender is fully repaid from the lease payment, their lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach certain limited representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon a default under a lease by the lessee, is against the lessee and the specific equipment under lease.

Interest rates under non-recourse financing are negotiated on a transaction-by-transaction basis and reflect the financial condition of the lessee, the term of the lease and the loan amount. To date, all non-recourse financings have been on a fixed interest rate set at the inception of the transaction. Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Standard was effective for transactions occurring after December 31, 1996, and establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases made on a nonrecourse basis by the

Company after December 31, 1996 meet the criteria for surrender of control set forth by SFAS 125 and have been treated as sales for financial statement purposes. Transactions which are direct financing leases, financed on a non-recourse basis and which we cannot voluntarily prepay the loan are treated under SFAS 125 as sales. The net proceeds less the book value of the asset sold are recorded as a net gain in the income statement. As the new pronouncement was not retroactive to transactions prior to this date, the current balance of outstanding non-recourse borrowings represent transactions that did not qualify for SFAS 125 accounting treatment or are financings of an operating lease. As of March 31, 1999, the Company had aggregate outstanding non-recourse borrowings of approximately $52.4 million.

The Company's objective is to enter into leasing or financing transactions on a non-recourse basis. There is no assurance that banks or other financial institutions will be willing or able to continue to finance the Company's lease transactions on this non-recourse basis or that the we will continue to attract customers that meet the non-recourse credit standards. Our personnel in charge of the financing function are responsible for maintaining a diversified list of qualified non-recourse debt sources to maintain our ability to have competitively priced non-recourse debt. We receive non-recourse financing from regional commercial banks, money-center banks, finance companies, insurance companies and financial intermediaries with varying terms and conditions.

Government Tax Exempt Financing. The Company also originates tax-exempt state and local lease transactions in which interest income is exempted from federal income taxes, and to some degree, certain state income taxes. The Company assigns its tax-exempt leases to institutional investors, banks and investment banks which can utilize tax-free income, and has a number of such entities which regularly purchase the transactions.

Leasing Assignment Financing. Access to non-recourse financing is also important to the Company's lease sales revenue and fee income. The Company enters into many transactions involving government leases which it immediately assigns, syndicates or sells, on a non-recourse basis to third parties and records any gain from the transaction as sales or fee income.

Equity Joint Ventures. Through MLC/CLC LLC, we have a formal joint venture arrangement with an institutional investor which provides the necessary cash required to finance the equity portion of selected leases. Firstar Equipment Finance ("Firstar"), a subsidiary of Firstar Corporation, a bank holding company publicly traded on the New York Stock Exchange under the symbol "FSR", is an unaffiliated investor who owns 95% of MLC/CLC LLC. Firstar acquired their ownership interest in a purchase from Cargill Leasing Corporation. MLC/CLC LLC represented approximately $81.1 million of the Company's leased equipment sales of $84.4 million or 95.4% for the year ended March 31, 1999. For the year ended March 31, 1998, out of leased equipment sales of $50.4 million, MLC/CLC LLC represented $44.8 million or 88.9%. For the fiscal year 1999, approximately 41.5% of the Company's total revenue was attributable to sales of lease transactions to MLC/CLC LLC as compared to the prior year when such sales represented 37.8% of total revenue. MLC/CLC LLC represents the historical source of a majority of lease equity for the Company. Each transaction MLC/CLC LLC acquires requires the consent of Firstar, and if financing from this source was to become unavailable, it would limit the amount of equity available to the Company and may have a material adverse effect upon our business, financial condition and results of operations.

Equity Capital and Internal Financing. Occasionally the Company finances leases and related equipment internally, rather than with financing provided by lenders. This internal lease financing typically occurs in cases where the financed amounts, terms, collateral, or structures are not attractive to lenders, or where the credit rating of the lessee is not acceptable to lenders. We temporarily finance selected leases internally, generally for less than 90 days, until non-recourse financing is obtained. The amount of equity capital available is a major element in the amount of lease asset portfolio which we can retain ownership on our balance sheet. The Company would prefer to expand its retained portfolio through generating the necessary financial resources to support the required lease equity investment. Currently our options are through the equity joint ventures, alternative recourse and non-recourse debt or a secondary stock and/or debt offering. The Company has no commitments for such financing sources and there is no assurance that the additional lease equity funds will be either available or realized.

Recourse Financing and Bank Lines of Credit. The Company relies on recourse borrowing in the form of revolving lines of credit for working capital to acquire equipment to be resold in its value added reseller businesses, to acquire equipment for leases and, to a lesser extent, we use recourse financing for long term financing of leases.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities through First Union National Bank, N.A. MLC Holdings, Inc., with its two wholly-owned subsidiaries, MLC Group, Inc., and MLC Federal, Inc., as co-borrowers, has established a $50,000,000 committed recourse line of credit which is subject to the availability of sufficient collateral in the borrowing base.

The First Union Credit Facility, which was effective as of December 18, 1998 has the following terms:

          o interest at LIBOR + 150 basis points, or at our option prime minus one-half percent; and

          o each draw is subject to the availability of sufficient collateral as provided in the borrowing base.


The First Union Credit Facility is secured by certain of the company's assets such as chattel paper (including leases), receivables, inventory, and equipment. In addition, MLC Holdings, Inc. has entered into pledge agreements to pledge the common stock of each of its subsidiaries. The availability of the line is subject to a borrowing base, which consists of inventory, receivables, purchased assets, and leases. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by MLC and may be further limited by certain covenants and terms and conditions of the facilities. In the event that MLC is unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain period of time, the availability of credit under the lines could be diminished or eliminated. Furthermore, in the event that receivables collateralizing the line are uncollectible, MLC would be responsible for repayment of the lines of credit.

The First Union Credit Facility contains a number of covenants binding on MLC requiring, among other things, minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum amount of guarantees of subsidiary obligations, mergers, acquisitions, and asset sales. This facility is fully recourse, secured by first-priority blanket liens on all of MLC's assets. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. The latest First Union Credit Facility expires on December 18, 1999. First Union National Bank, N.A. has syndicated this facility to other participants each for $7,000,000. The other participants are Riggs Bank, N.A., Key Bank, N.A., Summit Bank, N.A., Bank Leumi USA, and Wachovia Bank., N.A. As of March 31, 1999, the Company had an outstanding balance of $18.0 million on the First Union Credit Facility.

     Our First Union Credit Facility has been increased as our credit needs have expanded as follows:

                                                             Maximum Line
                                                               Of Credit
                                                       -------------------------
              December 18, 1998                               $50,000,000
              June 30, 1998                                   $35,000,000
              September 5, 1997                               $25,000,000
              June 5, 1997                                    $15,000,000

MLC Network Solutions, MLC Integrated and the recently acquired PC Plus have separate credit sources to finance their working capital requirements for inventories and accounts receivable. Their traditional business as value-added resellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty to forty days is not charged to us but is paid for by the supplier/distributor. These floor plan liabilities are recorded in our financial records under accounts payable as they are normally repaid within the thirty to forty day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty day obligation is not paid timely, interest is then assessed at stated contractual rates.

 As of March 31, 1999, the floor planning agreements are as follows:

                                                      Credit    Balance at March
         Entity             Floor Plan Supplier       Limit         31, 1999
------------------------ ---------------------------- --------------------------

MLC Network Solutions    Deutsche Financial, Inc.     $2,600,000  $1,102,577

MLC Integrated           Finova Capital Corporation   $5,000,000  $3,399,018
                         IBM Credit Corporation       $  750,000  $ 400,831

PC Plus                  NationsCredit Corporation    $8,000,000   $ 487,155



All of the above credit facility limits have been increased during the year to provide the credit capacity to increase our sales on account. MLC Integrated, Inc. also has a line of credit in place with PNC Bank, N.A. which expires on July 31, 1999. This asset based line has a maximum credit limit of $2,500,000 and interest charges are set at the bank's prime rate. The outstanding balance was $ 175,000 as of March 31, 1999. The credit facilities provided by Finova Capital Corporation and PNC Banks, N.A., are required to be guaranteed by MLC Holdings, Inc.

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

Partial Recourse Borrowing Facilities. On March 12, 1997, the Company established a $10,000,000 credit facility agreement with Heller Financial, Inc. ("Heller"). Under the terms of the Heller Facility, a maximum amount of $10,000,000 was available to borrow provided that each draw was subject to the approval of Heller. On March 12, 1998, the formal commitment from Heller to fund additional advances under the line was allowed to expire, however, we are still transacting business as if the formal agreement terms are in place. The primary purpose of the Heller Facility was for the permanent fixed-rate discounting of rents for commercial leases of information technology assets with the Company's middle-market customers. As of March 31, 1999, the balance on this account was $3,930,325. Each advance under the facility bears interest at an annual rate equal to the sum of the weekly average U.S. Treasury Constant Maturities for a Treasury Note having approximately an equal term as the weighted average term of the contracts subject to the advance, plus an index ranging from 1.75% to 3.00%, depending on the amount of the advance and the credit rating (if any) of the lessee. The Heller Facility contains a number of contractual covenants and is a limited recourse facility, secured by a first-priority lien in the lease contracts and chattel paper relating to each loan advance, the equipment under the lease contracts, a 10% cross-collateralized first loss guarantee, and all books, records and proceeds. The Heller Facility was made to MLC Group and is guaranteed by MLC Holdings. The Heller Facility is subject to their sole discretion, and is further subject to MLC Group's compliance with certain conditions and procedures.


DEFAULT AND LOSS EXPERIENCE


During the fiscal year ended March 31, 1999, two major customers filed for voluntary bankruptcy protection. The largest is Allegheny Health, Education & Research Foundation ("AHERF") which is a Pittsburgh based not-for-profit hospital entity. The Company had sold equipment on account through our VAR and had leased equipment to this account. The bankruptcy court for AHERF held an auction and Tenet Healthcare, Inc. acquired their assets. As of March 31, 1999, our net book value of leases to AHERF is approximately $473,000 and receivable balance is approximately $478,000. Depending on the decisions by the Bankruptcy Trustee and the creditor status and ultimate repayment schedule of other claims, upon disposal of the equipment and disposition of its claims, we will probably sustain a loss, and have accordingly provided for such loss in the statement of earnings for the year ended March 31, 1999. The undetermined status of our claims in the bankruptcy court and amount and timing of such loss cannot be accurately estimated at this time due to the recent filing. The Company has received a deposit on the purchase of the leased equipment from Tenet Healthcare, Inc. which represents the total cash consideration for the future transfer of title of the equipment once the bankruptcy court makes the equipment available for liquidation. During the quarter ending December 31, 1998, PHP Healthcare, Inc. a lessee of the Company, was placed in receivership by the New Jersey Insurance Commission which led to them filing for voluntary bankruptcy protection. The Company has a net book value of assets totaling approximately $464,000 at risk with this lessee. The remainder of the lease risk is the financial responsibility of the non-recourse lenders. The Company is vigorously pursuing all available remedies in bankruptcy court for all prior claims against these bankrupt lessees. The Company believes that as of March 31, 1999, its reserves are adequate to provide for the potential losses resulting from these customers. Until the fiscal year ended March 31, 1998, when the Company incurred a $17,350 credit loss, the Company had not taken any write-offs due to credit losses with respect to lease transactions since inception.

COMPETITION

We compete in the sales and leasing of information technology and communications equipment with bank-affiliated lessors, captive lessors, other independent leasing or financing companies and a multitude of value added resellers. Our product and market focus in equipment leasing is designed to minimize direct competition with many of these types of companies. Bank affiliated lessors typically do not compete directly in the operating lease segment of the leasing industry. Captive leasing companies, such as IBM Credit Corporation, typically focus their financing on their parent company's products. We compete directly with various independent leasing companies, such as El Camino Resources, Ltd. or Comdisco, Inc. These competitors have had longer operating histories and substantially greater resources and capital. We also face substantial competition in connection with the sale of computer and other products in our value added reseller area. Among our competitors are numerous national and regional companies selling, leasing and financing the same or equivalent products. Many of these competitors are well established, have substantially greater financial, marketing, technical and sales support than us and have established successful and long term relationships.

We have found it most effective to compete on the basis of providing a high level of customer service and technical expertise and by establishing long term relationships with vendors and our purchase and lease customers. We compete on the basis of price, being responsive to our customer needs, flexibility in structuring lease transactions, and knowing our vendors' products. We also feel that our competitiveness is based on the high degree of knowledge and competence of our key employees, specifically relating to information technology and telecommunications equipment and operating lease financing.

EMPLOYEES

As of March 31, 1999, the Company had 246 employees in the following functional areas:

                                                    Number of Employees
                                                  -------------------------


              Sales and Marketing                           66
              Technical Support                             74
              Contractual and Administrative                38
              Accounting and Finance                        31
              Administrative                                26
              Executive                                     11

No employees are represented by a labor union and the Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and its subsidiaries as of March 31, 1999 are as follows:

          Name              Age                               Position
  ------------------------- --------------------------------------------------

  Phillip G. Norton         55   Chairman  of the  Board,  President  and
                                 Chief  Executive Officer

  Bruce M. Bowen            47   Director, Executive Vice President

  Thomas B. Howard, Jr.     52   Vice President and Chief Operating Officer

  Steven J. Mencarini       43   Senior Vice President and Chief Financial
                                 Officer

  Kleyton L. Parkhurst      36   Senior Vice President, Secretary and Treasurer

  Vincent Marino            41   President, MLC Integrated

  David Rose                38   President, MLC Network Solutions

  Nadim Acho                36   President, PC Plus


ITEM 2.  PROPERTIES

The Company has fourteen offices and one storage site with approximately 53,595 square feet under lease at a monthly rental of $59,214. We do not own any real estate.

                              Number of  Approximate
   Location      Company      Employees  Square Footage   Function
---------------- ------------------------------------------ --------------------

Herndon, VA      MLC Group         78    11,453         Corporate headquarters
                                                        and sales

Richmond, VA     MLC Group         1       150          Sales

Sacramento, CA   MLC Group         4       954          Sales

San Diego, CA    MLC Group         4       800          Sales

Atlanta, GA      MLC Group         2        *           Sales

Golden, CO       MLC Group         1       150          Sales

Baltimore, MD    MLC Group         1        *           Sales

Raleigh, NC      MLC Group         4      1,000         Sales

Pittsburgh, PA   MLC Group         1       155          Sales

West Chester, PA MLC Group         3       635          Sales

Dallas, TX       MLC Group         1      1,023         Sales

Wilmington, NC   MLC Network      32      4,460         Subsidiary headquarters,
                 Solutions                              sales office and
                                                        warehouse

Greenville, NC   MLC Network      25      6,119         Sales office and
                 Solutions                              warehouse

Pottstown, PA    MLC Integrated   52     17,000         Subsidiary headquarters,
                                                        sales office and
                                                        warehouse

Herndon, VA      PC Plus          37      8,080         Subsidiary headquarters
                                                        and warehouse

Herndon, VA      PC Plus           0      1,616         Storage warehouse


*  Home-based sales office

MLC Group headquarters and PC Plus's only office location share space in the same building. All the above locations are leased facilities. The two largest locations are Herndon, VA and Pottstown, PA which have lease expiration dates of March 31, 2001 and June 30, 2005 respectively.

The Company also has an arrangement with an independent contractor who works primarily for the Company from Minneapolis, Minnesota.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings that would have a material adverse effect upon the Company's business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock has traded on the Nasdaq National Market since November 20, 1996 under the symbol "MLCH." The following table sets forth the range of high and low closing sale prices for the Common Stock for the period March 31, 1997 through March 31, 1999, by quarter.

Quarter Ended                  High               Low


June 30, 1997                  $14.00             $10.75
September 30, 1997             $14.75             $12.75
December 31, 1997              $14.75             $11.75
March 31, 1998                 $13.75             $11.75
June 30, 1998                  $15.75             $12.75
September 30, 1998             $14.50              $7.25
December 31, 1998              $10.25              $6.23
March 31, 1999                 $ 9.25              $8.25



On June 17, 1999 the closing price of the Common Stock was $7.875 per share. On June 17, 1999, there were 104 shareholders of record of the Company's Common Stock. Management believes there are over 400 beneficial holders of the Company's Common Stock.

DIVIDENDS

The Company has never paid a cash dividend to stockholders. We have retained our earnings for use in the business. There are also two contractual restrictions in our ability to be able to pay dividends. Our First Union Facility restricts dividends to 50% of net income accumulated after September 30, 1998. Additionally, our private placement of common stock on October 23, 1998 with TC Leasing, LLC prohibits us from paying any dividends until October 23, 1999 without their permission. Therefore, the payment of cash dividends on the Common Stock is unlikely in the foreseeable future. Any future determination concerning the payment of dividends will depend upon the elimination of these restrictions and the absence of similar restrictions in other agreements, our financial condition, results of operations and any other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

On October 23, 1998, TC Leasing, LLC, a Delaware limited liability company, purchased 1,111,111 shares of common stock of MLC Holdings, Inc. for a price of $9.00 per share or $10,000,000 in aggregate. In addition to the common stock acquired, we also provided to the purchaser stock purchase warrants also dated as of October 23, 1998, granting the right to purchase an additional 1,090,909 shares of MLC common stock at a price of $11.00 per share, subject to certain anti-dilution adjustments. The warrant is exercisable through December 31, 2001, unless it is extended pursuant to the terms of the warrant.

The shares issued to TC Leasing, LLC were not registered under the Securities Act of 1933 and were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933.

The managing member of TC Leasing, LLC is Thayer Equity Investors III, L.P., a Delaware limited partnership. The general partner of Thayer Equity Investors III, L.P., is TC Equity Partners, L.L.C., a Delaware limited liability company. Three individuals, Frederic V. Malek, Carl J. Rickertsen, and Paul G. Stern, are the only founding members of TC Equity Partners III, L.L.C. and, accordingly, control TC Leasing, LLC, which purchased the shares of MLC common stock. Mr. Rickertsen has served as a Director of the Company since November 1996.

Under the terms of the common Stock Purchase Agreement, MLC has agreed to certain continuing obligations. In particular, MLC is required to:

          o    deliver  to  TC  Leasing,   LLC  certain  financial   statements,
               operating budgets, press releases and regulatory filings relating to MLC;

          o provide prompt notice to TC Leasing, LLC of any defaults under any agreements of the company or any of its subsidiaries which are likely to have a material adverse effect on the Company;

          o refrain from engaging in any transaction with any officer, director, employee or affiliate of MLC (or certain family members thereof) unless such transaction was negotiated at arms length in good faith and has a value of less than $150,000 or is approved by TC Leasing, LLC;

          o not pay any dividends or make any other distributions on MLC common stock until October 23, 1999, without the prior written consent of TC Leasing, LLC.

As a condition to entering into the Common Stock Purchase Agreement, TC Leasing, LLC entered into a Stockholders Agreement, dated as of October 23, 1998, with the Company, Phillip G. Norton, the Chairman of the Board and Chief Executive Officer of the Company, Bruce M. Bowen, a Director and the Executive Vice President of the Company, J.A.P. Investment Group, L.P., a Delaware limited partnership, Kevin M. Norton, and Patrick J. Norton, Jr., (its "Management Stockholders"). MLC agreed to expand the Board of Directors to six persons. The Stockholders Agreement gave TC Leasing, LLC, the right to name two of the directors. One of such directors, Mr. Rickertsen, already serves on the Board of Directors of MLC. TC Leasing, LLC has named and the Board of Directors has elected Dr. Paul Stern to serve as the other director. The Management
Stockholders are permitted to name two of the remaining four directors. Mr. Phillip Norton and Mr. Bowen, both of whom are already serving on the Board of Directors of MLC, will serve as their representatives. Under the terms of the Stockholders Agreement, the last two positions, the independent directors, are to be chosen by a nominating committee consisting of one representative of TC Leasing, LLC and one representative of the Management Stockholders. To satisfy this last provision, TC Leasing, LLC and the Management Stockholders have agreed that C. Thomas Faulders, III and Terrence O'Donnell, both of whom currently serve on the Board of Directors of MLC will continue to serve as directors of MLC.

The Stockholders Agreement also grants TC Leasing, LLC preemptive rights which restricts the ability of the Management Stockholders and TC Leasing, LLC to transfer their shares of MLC common stock and permits TC Leasing, LLC to force the sale of the entire Company under certain limited circumstances. Until April 23, 1999, the Company could not issue, without the prior written consent of TC Leasing, LLC, any shares of MLC common stock, any convertible debt securities, any security which is a combination of a debt and equity security or any option warrant or other right to subscribe for such a security. Until October 23, 1999, the Company may not issue any such securities without first offering to sell them to TC Leasing, LLC. Finally, until October 23, 2000, the Company may not sell any such securities without first giving TC Leasing, LLC the opportunity to purchase enough of such securities to maintain their percentage ownership position in the Company. However, except for a few instances set forth in the Stockholders Agreement, regardless of the other rights set forth in the Stockholders Agreement, without the prior written consent of holders of a majority of the shares held by the Management Stockholders, TC Leasing, LLC may not beneficially own more than 33.3% of the issued and outstanding shares of MLC common stock on a fully diluted basis.

TC Leasing, LLC and the Management Stockholders may transfer their shares of MLC common stock to their respective affiliates subject to certain restrictions. In particular, such transferee must join in the Stockholders Agreement. The limitations on transferability also prevent TC Leasing, LLC from controlling more than 33.3 percent of the shares of MLC common stock outstanding on a fully diluted basis without the prior consent of the Management Stockholders, except for a few instances set forth in the Stockholders Agreement. The limitations also prevent TC Leasing, LLC and the Management Stockholders from transferring shares if such transfer would result in TC Leasing, LLC and the Management Stockholders controlling less than 51 percent of the outstanding shares of MLC common stock. The Management Stockholders may in certain circumstances sell their shares for value to the public subject to TC Leasing, LLC having a right of first refusal and "tag-along" rights in certain circumstances. TC Leasing, LLC may only sell a block of shares, i.e., shares constituting more than 5 percent of the total outstanding shares of MLC common stock, if TC Leasing, LLC first offers the shares to the Management Stockholders. Certain other restrictions on the transfer of MLC common stock by the parties to the Stockholders Agreement are set forth in the agreement.

Under the Stockholders Agreement, TC Leasing, LLC can force a sale of the Company unless the Management Stockholders agree to purchase TC Leasing, LLC's shares for the same value as would be paid in the sale transaction. Such a forced sale may only occur if the consideration to be paid to stockholders of the Company in the transaction meets certain threshold levels set forth in the Stockholders Agreement. The Stockholders Agreement also gives TC Leasing, LLC certain demand, shelf and piggy-back registration rights in connection with the shares TC Leasing, LLC purchased or has the option to purchase pursuant to the Stock Purchase Warrant.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and the information included under "Item 7, Management's Discussion and Analysis of Results of Operations, Financial Condition, Liquidity and Capital Resources - As of and For the Years Ended March 31, 1997, 1998 and 1999" and "Item 1, Business."



MLC HOLDINGS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)


                                                                               Year Ended March 31,
                                                       ---------------------------------------------------------------------
                                                            1995          1996          1997          1998         1999
                                                       ---------------------------------------------------------------------

STATEMENTS OF EARNINGS
Revenue:
   Sales of equipment                                     $   50,471    $   47,591    $   52,167    $   47,419       83,516

   Sales of leased equipment                                   9,958        16,318        21,634        50,362       84,379

   Lease revenues                                              3,245         5,928         9,909        14,882       20,611

   Fee and other income                                          690         1,877         2,503         5,779        5,464
                                                       --------------------------------------------------------------------
      Total revenues                                          64,364        71,714        86,213       118,442      193,970
                                                       --------------------------------------------------------------------
Costs and Expenses:

   Cost of sales of equipment                                 44,157        38,782        42,180        37,423       71,367

   Cost of sales of leased equipment                           9,463        15,522        21,667        49,669       83,269

   Direct lease costs                                            841         2,697         4,761         5,409        6,184

   Professional and other costs                                  657           709           577         1,073        1,222

   Salaries and benefits                                       5,679         6,682         8,241        10,357       11,880

   General and administrative expenses                         1,673         2,040         2,286         3,694        5,152

   Interest and financing costs                                1,111         1,702         1,649         1,837        3,601

   Nonrecurring acquisition costs                                -              -             -            250            -
                                                       --------------------------------------------------------------------
      Total costs and expenses                                63,581        68,134        81,361       109,712      182,675
                                                       ---------------------------------------------------------------------


Earnings before provision for income taxes
  and extraordinary item                                         783         3,580         4,852         8,730       11,295

Provision for income taxes                                       198           881         1,360         2,691        4,579
                                                       ---------------------------------------------------------------------
Net earnings before extrardinary item                            585         2,699         3,492         6,039        6,716
Extraordinary gain  (1)
                                                                   -           117             -             -            -
                                                       ---------------------------------------------------------------------
Net earnings                                               $     585    $    2,816    $    3,492    $    6,039     $  6,716
                                                       =====================================================================
Net earnings per common share, before
   extraordinary item                                           0.13          0.59          0.67          1.00         0.99

Extraordinary gain per common share                             -             0.03             -             -            -
                                                       ---------------------------------------------------------------------
Net earnings per common share - Basic                      $    0.13     $    0.62     $    0.67     $    1.00     $   0.99
                                                       =====================================================================
Pro forma net earnings (2)                                 $     529    $    2,389    $    3,133    $    5,426     $  6,716
                                                       =====================================================================
Pro forma net earnings per common share - Basic            $    0.12     $    0.52     $    0.60     $    0.90         0.99
                                                       =====================================================================
Weighted average shares outstanding - Basic                4,383,490     4,572,635     5,184,261     6,031,088    6,769,732


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

MLC HOLDINGS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)


                                                            As of March 31,
                                                            ---------------
                                                 1995      1996      1997      1998      1999
                                                 --------------------------------------------
BALANCE SHEETS
Assets:
   Cash and cash equivalents                  $   276 $     651 $   6,654 $  18,684 $   7,892
   Accounts receivable                          4,852     4,526     8,846    16,383    44,090
   Notes receivable                                37        92     2,154     3,802       547
   Inventories                                  1,294       965     1,278     1,214       658
   Investment in direct financing and sales
      type leases, net                         12,124    16,273    17,473    32,496    83,371
   Investment in operating lease
   equipment, net                               1,874    10,220    11,065     7,296     3,530

   Other assets                                   587     1,935       741     2,137    12,357

   All other assets                               672       522       813     1,184     1,914
                                                  ---       ---       ---     -----     -----
      Total assets                             $21,716 $ 35,184  $ 49,024   $83,196 $ 154,359
                                               ======= ========  ========  ======== =========


Liabilities:
   Accounts payable - equipment                 $3,014 $  4,973  $   4,946  $ 21,284 $  18,049
   Accounts payable - trade                      1,890     2,215     3,007     6,865    12,518
   Salaries and commissions payable                316       153       672       390       536
   Recourse notes payable                        2,597     2,106       439    13,037    19,081
   Nonrecourse notes payable                    10,162    18,352    19,705    13,028    52,429
   All other liabilities                           936     2,153     3,778     5,048     7,932
                                                   ---     -----     -----     -----     -----

   Total liabilities                            18,915    29,952    32,547    59,652   110,545
   Stockholder's Equity                          2,801     5,232    16,477    23,544    43,814
                                                 -----     -----    ------    ------    ------

Total liabilities and stockholders' equity     $21,716  $ 35,184 $  49,024   $83,196 $ 154,359
                                               =======  ======== =========   ======== =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - AS OF AND FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

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

Other Sources of Revenue. Fee and other income results from (i) income events that occur after the initial sale of a financial asset such as escrow/prepayment income, (ii) re-marketing fees, (iii) brokerage fees earned for the placement of financing transactions and (iv) interest and other miscellaneous income. These revenues are included in fee and other income on the Company's statements of earnings.

RESULTS OF OPERATIONS

REVENUES

During the three years ended March 31, 1999, the Company experienced growth in total revenues reflecting an increased volume of leasing and equipment sale transactions. Total revenues for fiscal year 1999 were $194.0 million, as compared to $118.4 and $86.2 million in fiscal years 1998 and 1997, respectively. Total revenues are comprised of equipment sales, revenue from the sales of leased equipment, lease revenues, and fee and other income.

Equipment sales revenue is generated through the sale of new hardware and software products through our valued added re-seller ("VAR") subsidiaries and used product through the equipment brokerage and re-marketing activities. Equipment sales were $83.5 million in fiscal year 1999, as compared to $47.4 and $52.2 million in fiscal years 1998 and 1997, respectively. Changes in the cost of equipment sales have been consistent with changes in equipment sale revenue for the fiscal years 1998 and 1997 with margins on equipment sales of 21.1% and 19.1%, respectively. In July, 1998, we purchased PC Plus, Inc. which sells to large customers who obtain products at smaller gross margin percentages than the other VAR subsidiaries. For the year ended March 31, 1999, margin on equipment sales was 14.5%. The sales generated by PC Plus, Inc. represented 41.7% of the total sales of equipment during the nine months of the current fiscal year. The year ended March 31, 1999 margin on equipment sales was $12.1 million as compared to $10.0 million for the prior two years.

Revenue from the sales of leased equipment increased 67.5% to $84.4 million in fiscal 1999, as compared to $50.4 million in fiscal year 1998. Leased equipment sales revenue was $21.6 million in fiscal 1997. For the past two fiscal years, we have sold a significant portion of the leases originated to one institutional equity partner, MLC/CLC, LLC. As a result, historical increases of equipment sales revenue are a direct result of increased lease originations. During fiscal year 1999, sales to MLC/CLC, LLC accounted for 96.1% of leased equipment sales revenue, a component of total revenues. While management expects the continued availability of equity financing through its joint venture partner or other sources, should such financing unexpectedly become limited or unavailable, it could have a material adverse effect upon the amount of leased equipment placed, financial condition and results of operations until other financing arrangements are secured.

Cost of leased equipment sales represents the book value of equipment sold which was subject to a lease in which we are the lessor. The revenues from leased equipment sales, as well as the related cost of sales, can vary significantly depending on the nature and timing of the sale of the equipment, as well as the nature and timing of any sale of the lease's rental stream. For example, a lower margin, or a loss on the equity portion of a lease is often offset by lease earnings and/or a gain recognized under SFAS No. 125. Additionally, leases which have been debt funded prior to equity sale will result in lower sales and cost of sales amounts, although the net earnings on the transaction will be the same as had the rental stream been sold after the equity sale.

Lease revenues increased to $20.6 million in fiscal 1999, as compared to $14.9 and $9.9 million in fiscal years 1998 and 1997, respectively. These increases are directly attributable to our increased volume of lease transactions and reflects the higher investment in direct financing leases and operating lease equipment. In addition, lease revenues reflect the gains and losses from the sale of certain financial assets, primarily lease rental streams, to outside parties on terms that qualify for treatment as a sale under Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became effective January 1, 1997.

Fee and other income reflects revenues from adjunct services and fees relating to our lease portfolio, as well as fees and other income generated by the VAR subsidiaries including support fees, warranty reimbursements, inventory and technical services and learning center revenues. Fee and other income accounted for 2.8%, 4.9% and 2.9% of total revenues during the fiscal years 1999, 1998 and 1997, respectively. The decrease as a percentage of revenue in fee and other income is largely attributable to the addition of PC Plus, Inc. whose main focus is sales of product and services; fee income represented only 1.7% of its revenues. Included in fee and other income are certain transactions which, while in the normal course of business, for which there can be no guarantee of future transactions of the same nature, size or profitability. The Company's ability to consummate such transactions, and the timing thereof, may depend largely on factors outside the control of management, and as such, earnings from these transactions in one period may not be indicative of earnings that can be expected in future periods.

EXPENSES

Direct lease costs include expenses directly attributable to the Company's lease portfolio, the largest being depreciation on the Company's investment operating lease equipment and the amortization of initial direct costs. During fiscal year 1999, direct lease costs were $6.2 million, as compared to $5.4 and $4.8 million in fiscal years 1998 and 1997, respectively. The majority of leases originated in fiscal 1999 were direct financing leases. If the Company continues to originate primarily direct financing type leases in the future, depreciation on operating lease equipment will diminish as the Company's operating lease portfolio matures.

Professional and other costs amounted to $1.2 million during fiscal year 1999, as compared to $1.1 and $0.6 million during fiscal years 1998 and 1997, respectively. The increase during the three year period is primarily attributable to increases in the volume of broker fees the Company pays on certain lease transactions, and the increased legal and professional fees associated with the Company's securities being traded in the public market since November, 1996.

Salaries and benefits and general and administrative expenses both increased during the three years ended March 31, 1999. Increases in these expenses are related primarily to the increased number of personnel required to service the increased volume of leasing and equipment sale transactions during the three year period. Salaries and benefits and general and administrative expenses accounted for 8.8%, 11.9% and 12.2% of total revenues during fiscal years 1999, 1998 and 1997, respectively.

Interest and financing costs reflect interest on recourse and non-recourse lease related debt, operating lines of credit, floor planning agreements in place at the VAR subsidiaries and other obligations. These costs amounted to $3.6, $1.8 and $1.6 million in fiscal years 1999, 1998 and 1997, respectively.

The Company recognizes as income tax expense the amount of estimated tax due on current period's income, whether that tax is to be paid currently or in the future. The provision for taxes was 40.5%, 30.8% and 28.0% of earnings before income taxes and extraordinary items for the fiscal years 1999, 1998 and 1997, respectively. The lower provision for income taxes, as compared to earnings before tax and extraordinary items is the result of earnings from two of the Company's VAR subsidiaries- MLC Network Solutions, Inc. and ECC Integrated, Inc. which, prior to their combination with the Company, were sub-chapter S corporations. As such, the provision for income tax for the three fiscal years ended March 31, 1999 relates only to earnings of the Company, exclusive of those VAR earnings generated prior to their business combinations.

Net earnings were $6.7, $6.0, and $3.5 million in the fiscal years 1999, 1998 and 1997, respectively. These increases are a result of the fluctuations in revenues and expenses discussed in the above paragraphs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the period ended March 31, 1999, the Company improved its financial condition and available capital resources in several significant ways. Stockholders' equity increased from $23.5 million at the beginning of fiscal 1999 to $43.8 million at March 31, 1999, partially the result of a private placement for $10 million of 1,111,111 shares of unregistered common stock to a single investor. Second, the Company continued to finance its lease transactions through an equity joint venture, MLC/CLC, LLC. Finally, the Company's available lines of credit used for short term lease financing increased from $5 million to $50 million, in addition to amounts available to the Company's VAR subsidiaries through floor planning agreements. All of these factors have allowed the Company to support the higher levels of sales and leasing activity reflected in its financial statements.

The Company's total assets increased 85.5% to $154.4 million as of March 31, 1999 as compared to $83.2 million in total assets as of March 31, 1998.

Our cash and cash equivalents represented 5.1% and 22.5% of total assets as of March 31, 1999 and 1998, respectively. The decrease in cash in the current year as compared to the prior year is a result of a large volume of fundings from the sale of lease receivables which were received near the balance sheet date of the prior year. Our cash balances are invested in overnight, interest bearing investments.

The largest component of assets is our investment in direct financing and sales type leases and investment in operating lease equipment. These assets represent 56.3% and 47.8% of total assets as of March 31, 1999 and 1998, respectively. The Company's investment in direct financing leases and operating lease equipment amounted to $86.9 and $39.8 million at the end of fiscal years 1999 and 1998, respectively, reflecting an increased lease transaction volume. The size and composition of our lease portfolio may vary depending nature and volume of new leases originated, as well as the nature and timing of sales of lease rental streams and sale of equipment underlying the leases.

As of March 31, 1999 and 1998, the Company had $0.5 and $3.8 million in notes receivable, respectively. The majority of these notes are receivable from our joint venture equity partner and related to the rental stream on leases attached to equipment which was sold to the equity partner. The vast majority of these notes receivable are paid off with the proceeds of a non-recourse funding secured on behalf of the joint venture 30 to 90 days subsequent to an equity sale. In the event that a rental stream is not funded on behalf of the joint venture partner, we will continue to receive the rental payments from the lessee.

The Company's liabilities are composed primarily of amounts due to vendors for equipment to be placed on lease, recourse lines of credit, and nonrecourse debt associated with the Company's lease portfolio.

As of March 31, 1999 amounts due to vendors for inventory and general expenses ("Accounts Payable - trade") and amounts due to vendors for equipment which will be placed on lease ("Accounts Payable - equipment") totaled $30.6 million, as compared to $28.1 million at March 31, 1998. The increase is primarily attributable to an increase in amounts payable for equipment from our VAR subsidiaries due to increased sales volume.

Recourse notes payable amounted to $19.1 and $13.0 million as of March 31, 1999 and 1998 respectively. The increase represents an increased amount due under the Company's lines of credits. Non-recourse notes payable increased to $52.4 million at March 31, 1999 from $13.0 million as of March 31, 1998. The increase is the result of the debt funding of the increased lease portfolio retained on our balance sheet.

To date, the financing necessary to support our leasing and financing activities has been provided principally from non-recourse and recourse borrowings from money center banks, regional banks, insurance companies, finance companies and financial intermediaries. Payments under the Company's borrowings and the maturities of its long-term borrowings are typically structured to match the payments due under the leases securing the borrowings.

In order to take advantage of the most favorable long-term financing arrangements, the Company often finances equipment purchases and the related leases on an interim basis with short-term, recourse debt, and accumulates such leases until it has a sufficient transaction size (either with a single lessee or a portfolio of lessees) to warrant obtaining long-term financing for such leases either through non-recourse borrowings or a sale transaction. Such interim financing is usually obtained through the Company's main operating line of credit or partial-recourse warehouse lines.

Borrowings  under  the  main  operating  line of  credit  are  secured  by lease
receivables   and  the  underlying   equipment   financed  under  the  facility.
Availability under the line of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facility. At March 31, 1999, there was $18.0 million outstanding under our main operating line of credit.

ADEQUACY OF CAPITAL RESOURCES

The Company's current working capital lines of credit, if maintained, and its expected access to the public and private debt securities markets (including financings for its equity investment in leases) and its estimated cash flow from operations are anticipated to provide adequate capital to fund the Company's operations, including minor acquisitions and financings under its relationships with vendors, for at least the next 12 months. Although no assurances can be given, we expect to be able to maintain, renew, or replace its existing short-term lines of credit and to continue to have access to the public and private securities markets, both for debt and for equity financings.

THE YEAR 2000 ISSUE

The Company has identified all significant hardware and software applications, both IT and non-IT based, that will require upgrade or modification to ensure Year 2000 compliance. The upgrade and/or modification of the majority of these systems is substantially complete. The Company plans on completing the process of modifying and/or upgrading its remaining systems by September 30, 1999. The total cost of these Year 2000 compliance activities has not been, nor is it anticipated to become, material to the Company's financial position, results of operations or cash flows in any given year.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. Should interest rates significantly increase, the Company would incur higher interest expense, and to the extent that the Company is unable to recover these higher costs, potentially lower earnings.

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


NAME                                AGE         POSITION                CLASS

Phillip G. Norton**..................55     Chairman of the Board,       III
                                            President and Chief
                                            Executive Officer

Thomas B. Howard, Jr.................52     Vice President and Chief
                                            Operating Officer


Bruce M. Bowen.......................47     Director and Executive       III
                                            Vice President

Steven J. Mencarini..................43     Senior Vice President and
                                            Chief Financial Officer

Terrence O'Donnell...................5      Director II

Carl J. Rickertsen...................3      Director II

C. Thomas Faulders, III..............49     Director I

Dr. Paul G. Stern....................49     Director II

Kleyton L. Parkhurst.................36     Senior Vice President,
                                            Secretary and Treasurer

David Rose...........................38     President, MLC Network Solutions

Vincent M. Marino....................41     President, MLC Integrated

Nadim Achi...........................36     President, PC Plus

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

Form 8-K dated October 23, 1998 and filed with the Commission on November 13, 1998 reporting interim information regarding the issuance of 1,111,111 shares of common stock in a private placement. No financial statements were included.

Form 8-K dated December 18, 1998 and filed with the Commission on December 31, 1998, reporting the establishment of a $50,000,000 line of credit with First Union National Bank. No financial statements were included.

Form 8-K dated January 19, 1999 and filed with the Commission on January 19,1999, reporting the establishment of a lease receivables purchase agreement between Triple-A One Funding Corporation, as the purchaser, Key Corporate Capital, Inc., as the agent, and MLC Group, Inc. as the seller. No financial statements were included.


(c)  Exhibits

     Exhibit
     Number      Description
    ----------- ----------------------------------------------------------------

     2.1(4) Agreement and Plan of Merger dated July 24, 1997, by and among MLC Holdings, Inc., MLC Network Solutions, Inc., Compuventures of Pitt County, Inc., and the Stockholders of Compuventures of Pitt County, Inc.

     2.2(5)    Agreement and Plan of Merger dated September 29, 1997, by and
               among  MLC   Holdings,   Inc.,   MLC   Acquisition   Corporation,
               Educational Computer Concepts, Inc. and the Stockholders of Educational Computer Concepts, Inc.

     2.3(7)    Agreement and Plan of Merger dated July 1, 1998, by and among
               MLC Holdings, Inc., MLC Network Solutions of Virginia, Inc., PC Plus, Inc., and the Stockholders of PC Plus, Inc.

     2.4(9) Stock Purchase Agreement, dated as of October 23, 1998 by and between MLC Holdings, Inc., and TC Leasing, LLC

     2.5(9) Stockholders Agreement dated as of October 23, 1998, by and among MLC Holdings, Inc., TC Leasing, LLC, Phillip G. Norton, Bruce M. Bowen, J.A.P. Investment Group, L.P., Kevin M. Norton, and Patrick J. Norton, Jr.

     2.6(9) Stock Purchase Warrant, dated as of October 23, 1998, by and between MLC Holdings, Inc., and TC Leasing, LLC.

     3.1(5)    Certificate of Incorporation of the Company, as amended

     3.2(1)    Bylaws of the Company

     4.1(1)    Specimen certificate of Common Stock of the Company

     5.1(10) Text of Credit Agreement dated December 18, 1998, between MLC Holdings, Inc., MLC Group, Inc., and MLC Federal, Inc. and Certain Banking Institutions with First Union National Bank as Agent

     5.2(10) Text of Security Agreement dated December 18, 1998 between MLC Holdings, Inc., MLC Group, Inc., and MLC Federal, Inc. and Certain Banking Institutions with First Union National Bank As Agent

     5.3(10) Text of Pledge AGreement dated December 18, 1998 between MLC Holdings, Inc., MLC Group, Inc., and MLC Federal, Inc. and Certain Banking Institutions with First Union National Bank As Agent

     5.4(10) Text of Notes by and between MLC Holdings, Inc., MLC Group, Inc., MLC Federal, Inc., and First Union National Bank, Bank Leumi USA, Riggs Bank N.A., Wachovia Bank, Summit Bank, and Key Bank National Association, respectively

     5.5(10) Amendment Number one, dated June 21, 1999 to Credit Agreement between the Company and first Union National Bank dated December 18, 1998

     10.1(1) * 1996 Stock incentive Plan (see 10.21 below for amended version)

     10.2(1) * 1996 Outside Directors Stock Option Plan (see 10.23 below for amended version)

     10.3(1) * 1996 Nonqualified Stock Option Plan (see 10.24 below for amended version)

     10.4(1) * 1996 Incentive Stock Option Plan (see 10.22 below for amended version)

     10.5(1 Form of Indemnification Agreement entered into between the Company and its directors and officers

     10.6(1) Lease dated July 14, 1993 for principal executive offices located in Reston, Virginia, together with amendment thereto dated March 18, 1996

     10.7(1) * Form of  Employment  Agreement  between the  Registrant  and
               Phillip G. Norton

     10.8(1) * Form of  Employment  Agreement  between the  Registrant  and
               Bruce M. Bowen

     10.9(1) * Form of  Employment  Agreement  between the  Registrant  and
               William J. Slaton

     10.10(1) Form of Employment Agreement between the Registrant and Kleyton L. Parkhurst

     10.11(1   Form of Irrevocable Proxy and Stock Rights Agreement

     10.12(1) First Amended and Restated Business Loan and Security Agreement by and between the company and First Union Bank of Virginia, N.A.

     10.13(1) Loan Modification and Extension Agreement by and between the Company and First Union National Bank of Virginia, N.A.

     10.14(1) Credit Agreement by and between the Company and NationsBanc Leasing Corporation

     10.15(1)  Loan Modification and Extension Agreement

     10.16(2) Test of Loan and Security Agreement dated January 31, 1997 between MLC Group, Inc. and Heller Financial, Inc.

     10.17(2) Text of First Amendment to Loan and Security Agreement dated March 12, 1997 between MLC Group, Inc. and Heller Financial, Inc.

     10.18(3) Credit Agreement dated as of June 5, 1997, by and between ML Group, and Corestates Bank, N.A.
     10.19(3) Form of Employment Agreement between the Registrant and Thomas B. Howard, Jr.

     10.20(3) Form of Employment Agreement between the Registrant and Steven J. Mencarini

     10.21(5)  MLC Master Stock Incentive Plan

     10.22(5)  Amended and Restated Incentive Stock Option Plan

     10.23(5)  Amended and Restated Outside Director Stock Option Plan

     10.24(5)  Amended and Restated Nonqualified Stock Option Plan

     10.25(5)  1997 Employee Stock Purchase Plan

     10.26(5) Amendment No. 1 dated September 5, 1997 to Credit Agreement dated June 5, 1997 between MLC Group, Inc. and CoreStates Bank, N.A.

     10.27(7)  Form of Employment Agreement between the Registrant and Nadim
               Achi

     10.28(7) Escrow Agreement between the Company, Crestar Bank and Nadim Achi as representative of PC Plus, Inc. shareholders dated July 1, 1998

     10.29(7) Amendment Number 3 dated June 30, 1998 to Credit Agreement dated June 5, 1997 between MLC Group, Inc. and First Union National Bank, successor to Corestates Bank, N.A.

     10.30(8)  1998 Long Term Incentive Stock Option Plan

     10.31(9) Sublease by and between Cisco Systems ("Tenent") and MLC Holdings, Inc. ("Sub-tenent")

     21.1(6)   Subsidiaries of the Company

     23.1      Consent of Deloitte & Touche LLP

     27.1      Financial Data Schedule

     -------------------------------------------------

       *  Indicates a management contract or compensatory plan or arrangement
      (1) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Registration Statement on Form S-1
          (No. 333-11737)

      (2) Incorporated  herein  by  reference  to  Exhibits  5.1  and
          5.2  filed as part of the Registrant's Form 8-K filed March
          28, 1997
      (3) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Form 10-K filed on June
          30, 1997
      (4) Incorporated herein by reference to the indicated exhibit filed  as part of the  Registrant's  Form  8-K  filed  on
          August 8, 1997
      (5) Incorporated herein by reference to the indicated exhibit filed  as part of the  Registrant's  Form  10-Q  filed on
          November 14, 1997
      (6) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's  Registration Statement
          on Form S-1 (No.333-44335)
      (7) Incorporated herein by reference to the indicated exhibit filed as a part of the  Registrant's  Form  8-K  filed on
          July 31, 1998
      (8) Incorporated  herein by reference to exhibit 10.27 filed as a part of the Registrant's Form 10-Q filed on November 12,
          1998
      (9) Incorporated herein by reference to exhibits 2.1, 2.2, and
          2.3 filed as a part of the Registrant's Form 8-K filed on November 13, 1998.
     (10) Incorporated herein by reference to the indicated exhibit filed as a part of the Registrant's Form 8-K filed on December 31, 1998.
     (11) Incorporated herein by reference to exhibit 10.28 filed as a part of the Registrant's Form 10-Q filed on February 16, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MLC Holdings, Inc.

                                /s/ PHILLIP G. NORTON
                                By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                Date: June 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ PHILLIP G. NORTON
                               By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                               Date: June 25, 1999

                               /s/ STEVEN J. MENCARINI
                               By: Steven J. Mencarini, Senior Vice President Chief Financial Officer, Principal Accounting Officer
                               Date: June 25, 1999

                               /s/ THOMAS B. HOWARD
                               By: Thomas B. Howard, Vice President and
                               Chief Operating Officer
                               Date: June 25, 1999

                               /s/ BRUCE M. BOWEN
                               By: Bruce M. Bowen, Director and Executive
                               Vice-President
                               Date: June 25, 1999


                               /s/ TERRENCE O'DONNELL
                               By: Terrence O'Donnell, Director
                               Date: June 25, 1999

                               /s/ CARL J. RICKERTSEN
                               By: Carl J. Rickertsen, Director
                               Date: June 25, 1999

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                      PAGE

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of March 31, 1998 and 1999             F-3

Consolidated Statements of Earnings for the Years Ended
     March 31, 1997, 1998, and 1999                                   F-4

Consolidated Statements of Stockholders' Equity for the Years
     Ended March 31, 1997, 1998 and 1999                              F-5

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1997, 1998 and 1999                                    F-6 - F-7


Notes to Consolidated Financial Statements                            F-8 - F-26


SCHEDULE

II-Valuation  and  Qualifying  Accounts  for the Three Years          S-1
   Ended March 31, 1997, 1998 and 1999.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MLC Holdings, Inc.
Herndon, Virginia

We have audited the consolidated balance sheets of MLC Holdings, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MLC Holdings, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP


McLean, Virginia
June 11, 1999

MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                               As of March 31,
                                                                         1998                   1999
                                                                ----------------------------------------------

ASSETS

Cash and cash equivalents
                                                                      $     18,683,796        $     7,891,661
Accounts receivable                                                         16,383,314             44,090,101
Notes receivable  (1)                                                        3,801,808                547,011
Employee advances                                                               53,582                 20,078
Inventories                                                                  1,213,734                658,355
Investment in direct financing and sales type leases - net                  32,495,594             83,370,950
Investment in operating lease equipment - net                                7,295,721              3,530,179
Property and equipment - net                                                 1,131,512              2,018,133
Other assets  (2)                                                           2,136,554              12,232,130
                                                                ==============================================
TOTAL ASSETS                                                          $    83,195,615        $    154,358,598
                                                                ==============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - trade                                              $     6,865,419       $     12,518,533
Accounts payable - equipment                                               21,283,582             18,049,059
Salaries and commissions payable                                              390,081                535,876
Accrued expenses and other liabilities                                      3,560,181              4,638,708
Recourse notes payable                                                     13,037,365             19,081,137
Nonrecourse notes payable                                                  13,027,676             52,429,266
Deferred taxes                                                             1,487,000               3,292,210
                                                                ----------------------------------------------
Total Liabilities                                                     $    59,651,304            110,544,789

Commitments and contingencies (Note 7)                                              -                      -
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued or outstanding                                                       -                      -
Common stock, $.01 par value; 25,000,000 authorized at
   March 31, 1998 and 1999; 6,071,505 and 7,470,595
   issued and outstanding at March 31, 1998 and 1999 respectively               60,715                 74,706
Additional paid-in capital                                                  11,460,331             24,999,371
Retained earnings                                                           12,023,265             18,739,732
                                                                ----------------------------------------------
Total Stockholders' Equity                                                  23,544,311             43,813,809
                                                                ==============================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     83,195,615       $    154,358,598
                                                                ==============================================

See Notes to Consolidated Financial Statements.

(1)  Includes amounts with related parties of $3,709,508 and $518,955 as of March 31, 1998 and 1999,
respectively.

(2)  Includes amounts with related parties of $732,051 and $1,281,474  as of March 31, 1998 and 1999,
respectively.


MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                            Year Ended March 31,
                                                 -------------------------------------------
                                                      1997           1998          1999
                                                 -------------------------------------------

REVENUES

Sales of equipment                                 $ 52,166,828$   47,419,115 $  83,516,254
Sales of leased equipment
                                                     21,633,996     50,362,055   84,378,800
                                                   ----------------------------------------

                                                     73,800,824     97,781,170  167,895,054
Lease revenues
                                                      9,908,469     14,882,420   20,610,542
Fee and other income
                                                      2,503,381      5,778,685    5,464,242
                                                   ----------------------------------------

                                                     12,411,850     20,661,105   26,074,784
                                                   ----------------------------------------
TOTAL REVENUES  (1)
                                                     86,212,674    118,442,275  193,969,838
                                                     ==========    ===========  ===========

COSTS AND EXPENSES

Cost of sales, equipment
                                                     42,179,823     37,423,397   71,367,090
Cost of sales, leased equipment
                                                     21,667,197     49,668,756   83,269,110
                                                    -------------------------------------------
                                                     63,847,020     87,092,153  154,636,200

Direct lease costs
                                                     4,761,227      5,409,338    6,183,562
Professional and other fees                            576,855      1,072,691    1,222,080
Salaries and benefits                                8,241,405     10,356,456   11,880,062
General and administrative expenses                  2,285,878      3,694,309    5,151,494
Nonrecurring acquisition costs                               -        250,388            -
Interest and financing costs                         1,648,943      1,836,956    3,601,348
                                                 -------------------------------------------
                                                    17,514,308     22,620,138   28,038,546

                                                 -------------------------------------------
TOTAL COSTS AND EXPENSES  (2)                       81,361,328    109,712,291  182,674,746
                                                 -------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES           4,851,346      8,729,984   11,295,092
                                                 -------------------------------------------

PROVISION FOR INCOME TAXES                           1,360,000      2,690,890    4,578,625
                                                 -------------------------------------------
NET EARNINGS                                     $   3,491,346   $  6,039,094 $  6,716,467
                                                 ===========================================
NET EARNINGS PER COMMON SHARE - BASIC            $        0.67   $       1.00 $   0.99
                                                 ===========================================
NET EARNINGS PER COMMON SHARE - DILUTED          $        0.66   $       0.98 $   0.98
                                                 ===========================================
PRO FORMA NET EARNINGS (Note 8)                  $   3,133,436   $  5,425,833 $   6,716,467
                                                 ===========================================
PRO FORMA NET EARNINGS PER COMMON SHARE - BASIC  $        0.60   $       0.90 $    0.99
                                                 ===========================================
PRO FORMA NET EARNINGS PER COMMON SHARE-DILUTED  $        0.60   $       0.88 $    0.98
                                                 ===========================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC          5,184,261      6,031,088    6,769,732
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED        5,262,697      6,143,017    6,824,633

See Notes to Consolidated Financial Statements.

(1)  Includes amounts from related parties of $21,051,453, $46,710,190  and $82,652,623 for the fiscal years ended March 31,1997, 1998 and 1999, respectively.

(2)  Includes amounts from related parties of $20,566,924, $44,831,701 and $80,966,659 for the fiscal years ended March 31, 1997, 1998, and 1999, respectively.




MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      Additional
                                           Common Stock            Treasury Stock         Paid-in          Retained
                                     ------------------------- -----------------------
                                        Shares     Par Value     Shares       Cost        Capital          Earnings         TOTAL
                                     ------------------------- ----------------------- ---------------  --------------- ------------

Balance March 31, 1996                   4,754,390     48,661    111,716    28,854            744,485      4,467,223      5,231,515

   Compensation to outside directors         -          -          -         -                  9,500          -              9,500
   Distributions to owners                   -          -          -         -                   -          (859,378)      (859,378)
   Sale of common shares                 1,150,000     11,500      -         -              8,592,262          -          8,603,762
   Issuance of shares to owners              5,586         56      -         -                    (56)         -             -
   Retirement of treasury shares             -        (1,117)  (111,716)  (28,854)                 23         (27,760)       -
   Net earnings                              -          -          -         -                   -          3,491,346     3,491,346

                                     ========================= ======================= ===============  =============== ============
Balance March 31, 1997                   5,909,976    $59,100      -      $  -            $ 9,346,214       7,071,431   $16,476,745
                                     ========================= ======================= ===============  =============== ============

   Sale of common shares                   161,329      1,613      -         -              1,998,387           -         2,000,000
   Issuance of shares for option exercise      200          2                                   1,748           -             1,750
   Compensation to outside directors          -          -         -         -                113,982           -           113,982
   Distributions to owners                    -          -         -         -                   -          (1,087,260   (1,087,260)
   Net earnings                               -          -         -         -                   -           6,039,094    6,039,094
                                     ------------------------- ----------------------- ---------------  --------------- ------------
  Balance, March 31, 1998                 6,071,505   $60,715   $  -         -            $ 11,460,331    $ 12,023,265 $ 23,544,311
                                     ========================= ======================= ===============  =============== ============

   Issuance of shares for option exercise    10,500       105      -         -                  91,770                        91,875
   Issuance of shares to employees           14,001       140      -         -                 112,452          -            112,592
   Issuance of shares in business          263,478      2,635      -         -               3,620,188          -          3,622,823
     combination
   Sale of common shares                 1,111,111     11,111      -         -               9,714,630          -          9,725,741
   Net earnings
                                              -          -         -         -               -               6,716,467    6,716,467

                                     ------------------------- ----------------------- ---------------------------------------------
 Balance, March 31, 1999                 7,470,595    $74,706    $ -         -            $ 24,999,371     $ 18,739,732 $ 43,813,809
                                     ========================= ======================= ===============  =============== ============


See Notes to Consolidated Financial Statements.



MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Year Ended March 31,
                                                                                           --------------------

                                                                                      1997            1998          1999
                                                                                      ----------------------------------


Cash Flows From Operating Activities:
    Net earnings                                                                     $ 3,491,346   $6,039,094    $6,716,467
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
       Depreciation and amortization                                                  3,650,248     4,628,272     4,720,241
       Abandonment of assets                                                             10,049       -               -
       Provision for credit losses                                                       66,000       (1,000)       500,000
       Loss (Gain) on sale of
        operating lease equipment  (1)                                                   83,754      (55,881)        57,984
       Adjust of basis to fair market value
        of operating lease  equipment and investments                                   153,434       -             306,921
          Payments from leases directly to lenders                                   (1,590,061)  (1,788,611)      (970,483)
          (Gain) Loss on disposal of property and equipment                              (9,124)       -             26,246
          Compensation to outside directors - stock options                               9,500      113,982          -
          Changes in:
             Accounts receivable                                                     (4,343,319)  (7,536,888)   (19,809,403)
             Notes receivable  (2)                                                   (2,062,393)  (1,647,558)     3,316,261
             Employee advances                                                           28,537       17,030         33,028
             Inventories                                                               (400,046)      64,410      1,293,081
             Other assets  (3)                                                          457,169     (893,959)    (4,094,505)
             Accounts payable - equipment                                               (26,557)  16,337,160     (3,964,145)
             Accounts payable - trade                                                   796,740    3,858,482         28,181
             Deferred taxes                                                            121,000      897,000      1,805,210
             Salaries and commissions payable,
             accrued expenses and other liabilities                                   2,286,921      629,380      1,097,776
                                                                                      ---------      -------      ---------
             Net cash provided by(used in) operating activitie                        2,723,198   20,660,913     (8,437,140)
                                                                                      ---------   ----------      ----------


Cash Flows From Investing Activities:
    Proceeds from sale of operating equipment                                         4,992,050      726,714       138,003
    Purchase of operating lease equipment (4)                                       (24,800,360)  (2,065,079)     (487,418)
    Increase in investment in direct financing
     and sales-type leases  (5)                                                      (6,825,873) (18,833,704 (  80,744,494)
    Proceeds from sale of property and equipment                                          9,124          800         2,000
    Insurance proceeds received                                                         512,044       -             -
    Purchases of property and equipment                                                (266,061   (1,032,243)   (1,249,214)
    Cash used in acquisitions, net of cash acquired                                      -        -             (3,485,279)
    Decrease (Increase) in other assets (6)                                             226,530     (472,962)     (788,856)
                                                                                        -------     --------      --------
                Net cash used in investing activities                               (26,152,530) (21,676,474)  (86,615,258)
                                                                                    -----------  -----------   -----------
                                          F-6



MLC HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                                            Year Ended March 31,
                                                                                            ---------------------
                                                                                      1997           1998          1999
                                                                                      --------------------------------

Cash Flows From Financing Activities:
    Borrowings:
       Nonrecourse                                                               $  26,825,118  $ 4,511,517    $79,941,563
       Recourse                                                                        220,768      174,894        415,606
    Repayments:
       Nonrecourse                                                                  (3,199,626)  (4,872,557)   (10,200,352)
       Recourse                                                                       (434,867)    (307,819)      (195,892)
    Repayments of loans from stockholders                                             (275,000)     (10,976)            -
    Distributions to shareholders of combined companies
       prior to business combination                                                  (859,378)   (1,087,260)           -
    Proceeds from issuance of capitalstock, net of expenses                          8,603,762     2,001,750     9,930,209
    Purchase of treasury stock                                                          -             -            -
    (Repayments) Proceeds from lines of credit                                      (1,448,370)   12,635,599     4,369,129
                                                                                    ----------    ----------     ---------
          Net cash provided by financing activities                                  29,432,407   13,045,148    84,260,263
                                                                                     ----------   ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents                                 6,003,059    12,029,587   (10,792,135)

Cash and Cash Equivalents, Beginning of Period                                         651,150     6,654,209    18,683,796
                                                                                       -------     ---------    ----------

Cash and Cash Equivalents, End of Period                                         $   6,654,209  $ 18,683,796   $ 7,891,661
                                                                                 =============  ============   ===========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                                       $     140,081  $    347,757   $ 1,475,497
                                                                                 =============  ============   ===========
    Cash paid for income taxes                                                   $     315,137  $  2,681,867   $ 2,913,818
                                                                                 =============  ============   ===========



See Notes To Consolidated Financial
Statements.


(1) Includes amounts provided by (used by) related parties of $3,930, $(35,540), and $-0- for the fiscal years ended March 31, 1997, 1997 and 1999.

(2) Includes amounts provided by (used by) related parties of $(1,897,094) and $3,291,681 for the fiscal years ended March 31, 1998 and 1999.

(3) Includes amounts provided by related parties of $285,943, $ 51,482, and $329,275 for the fiscal years ended March 31, 1997, 1998 and 1999.

(4) Includes amounts provided by related parties of $2,707,213, $935,737, and $-0- for the fiscal years ended March 31, 1997, 1998 and 1999.

(5) Includes amounts (used by) provided by related parties of $(23,417), $43,418,347, and $80,510,214 for the fiscal years ended March 31, 1997, 1998 and
1999.

(6) Includes amounts provided by (used by) provided by related parties of $73,338, $(473,621), and $652,701 for the fiscal years ended March 31, 1997,
1998 and 1999.

                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          As of and For the Years Ended March 31, 1997, 1998, and 1999


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Effective September 1, 1996, MLC Holdings, Inc., (incorporated August 27, 1996) became the holding company for MLC Group, Inc., and MLC Capital, Inc. (MLC Holdings, Inc., together with its subsidiaries collectively, "MLC" or the "Company"). The accompanying consolidated financial statements include the accounts of the wholly owned subsidiary companies (MLC Network Solutions, Inc. and MLC Integrated, Inc.) at historical amounts as if the combination had occurred on March 31, 1996 in a manner similar to a pooling of interest. The accompanying financial statements also include the accounts of the wholly owned subsidiary (PC Plus, Inc.) from July 1, 1998, accounted for as a purchase.

All significant intercompany balances and transactions have been eliminated.

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

New Subsidiaries - On July 1, 1998, the Company, through a new wholly owned subsidiary, MLC Network Solutions of Virginia, Inc., issued 263,478 common shares, valued at $3,622,823, and cash of $3,622,836 for all the outstanding common shares of PC Plus, Inc., a value-added reseller of PC's , related network equipment and software products and provider of various support services to its customers from its facility in Reston, Virginia (relocated to Herndon, Virginia in October 1998). Subsequent to the acquisition, MLC Network Solutions of

Virginia, Inc. changed its name to PC Plus, Inc. This business combination has been accounted for using the purchase method of accounting, and accordingly, the results of operations of PC Plus, Inc. have been included in the Company's consolidated financial statements from July 1, 1998. The Company's other assets include goodwill calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired of $6,045,330, and is being amortized on a straight-line basis over 27.5 years. See Note 12.

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

Revenue Recognition - The Company sells information technology equipment to its customers and recognizes revenue from equipment sales at the time equipment is accepted by the customer. The Company is the lessor in a number of its transactions and these are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, the Company records the net investment in leases, which consists of the sum of the minimum lease term payments, initial direct costs, and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct finance leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property (net margins) is recorded as revenue at the inception of the lease. No sales type leases have been consummated during the three years ended March 31, 1998. The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" effective January 1, 1997. This standard establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases made on a nonrecourse basis by the Company after December 31, 1996 meet the criteria for surrender of control set forth by SFAS No. 125 and have therefore been treated as sales for financial statement purposes. SFAS No. 125 prohibits the retroactive restatement of transactions consummated prior to January 1, 1997 which would have otherwise met the requirements of a sale under the standard.

Sales of leased equipment represents revenue from the sales of equipment subject to a lease in which the Company is the lessor. If the rental stream on such lease has nonrecourse debt associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of debt assumed by the purchaser. If there is no nonrecourse debt associated with the rental stream, sales revenue is recorded at the amount of gross consideration received, and costs of sales is recorded at the book value of the lease.

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

Reclassifications - Certain items have been reclassified in the March 31, 1997 and 1998 financial statements to conform to the March 31, 1999 presentation.

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

Earnings Per Share - Earnings per share have been calculated in accordance with SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of
5,184,261 in fiscal 1997,  6,031,088  in fiscal  1998,  and  6,769,732 in fiscal
1999. Diluted EPS amounts were calculated based on weighted average shares outstanding and common stock equivalents of 5,262,697 in fiscal 1997, 6,143,017 in fiscal 1998, and 6,824,633 in fiscal 1999. Additional shares included in the diluted earnings per share calculations are attributable to incremental shares issuable upon the assumed exercise of stock options.

Capital Structure - On October 23, 1998, The Company sold 1,111,111 shares of common stock for a price of $9.00 per share to TC Leasing LLC, a Delaware limited liability company. In addition, the Company granted TC Leasing LLC stock purchase warrants granting the right to purchase an additional 1,090,909 shares of common stock at a price of $11.00 per share, subject to certain anti-dilution adjustments. The warrant is exercisable through December 31, 2001, unless it is extended under the terms of the warrant. Pursuant to a purchase agreement, the Company's ability to pay dividends is restricted through October 23, 1999.

     On July, 1997, the Company sold 161,329 shares of common stock to a single investor for $12.40 per share.

2.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following components:

                                                                         As of March 31,
                                                                      1998             1999
                                                                ----------------- ----------------
                                                                         (In Thousands)


           Minimum lease payments                                      $  29,968        $  75,449
           Estimated unguaranteed residual value                           7,084           17,777
           Initial direct costs, net of amortization (1)                     760            1,606
           Less:  Unearned lease income                                  (5,270)         (10,915)

                      Reserve for credit losses                             (46)            (546)
                                                                ================= ================
           Investment in direct finance and sales
               type leases, net                                        $  32,496         $ 83,371
                                                                ================= ================

           (1) Initial direct costs are shown net of amortization of $1,592 and $2,590 at March 31, 1998 and 1999, respectively.

Future scheduled minimum lease rental payments as of March 31, 1999 are as follows:

                                 (In Thousands)
         Year ending March 31, 2000                            $  35,189
                                       2001                       26,168
                                       2002                       12,723
                                       2003                        1,021
                                       2004 and thereafter           348
                                                              -----------
                                                               $  75,449

The Company's net investment in direct financing and sales-type leases is collateral for nonrecourse and recourse equipment notes. See Note 5.

3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years. The components of the net investment in operating lease equipment are as follows:

                                                                         As of March 31,
                                                                      1998             1999
                                                                ----------------- ----------------
                                                                         (In Thousands)

           Cost of equipment under operating leases                    $  13,990          $ 8,742
           Initial direct costs                                               51               21
           Less:  Accumulated depreciation and
                     Amortization                                        (6,745)          (5,233)
                                                                ================= ================
           Investment in operating lease equipment, net                 $  7,296         $  3,530
                                                                ================= ================


As of March 31, 1999, future scheduled minimum lease rental payments are as follows:

                                                       (In Thousands)
               Year ending March 31, 2000               $   1,790
                                     2001                      88
                                     2002                      43
                                     2003                      19
                                                        ----------
                                                        $   1,940
                                                        =========

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

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                         As of March 31,
                                                                      1998             1999
                                                                ----------------- ----------------
                                                                         (In Thousands)

           Furniture, fixtures and equipment                            $  1,157         $  2,333
           Vehicles                                                          138              139
           Capitalized software                                              477              635
           Leasehold improvements                                             24              193
           Less: Accumulated depreciation and
                     Amortization                                          (664)          (1,282)
                                                                ================= ================
           Property and equipment, net                                  $  1,132         $  2,018
                                                                ================= ================


5.  RECOURSE AND NONRECOURSE NOTES PAYABLE

Recourse and nonrecourse obligations consist of the following:

                                                              As of March 31,
                                                          1998             1999
                                                       -------------------------
                                                                (In Thousands)

     Recourse  equipment  notes secured by related
     investments  in leases with  varying  interest
     rates  ranging from 7.50% to 9.74% in fiscal
     years 1998 and 1999                                  $    272   $       497

     Recourse line of credit with a maximum
     balance of $50,000,000 bearing interest at the
     LIBOR  rate  plus  150  basis  points, or, at the
     Company's option, prime less 1/2% expiring
     December, 1999                                       $    -0-    $   18,000

     Recourse line of credit with a maximum balance of
     $2,500,000 bearing interest at prime                 $    -0-    $      175

     Recourse  equipment  notes with varying  interest
     rates ranging from 7.13% to 8.61%, secured by
     related investment in equipment                      $    -0-    $      409

     Recourse line of credit with a maximum balance
     of $25,000,000, bearing interest at the LIBOR rate
     plus 1.1%, or, at the Company's option, the prime
     rate less 100 basis points, replaced by $50,000,000
     line of credit in December, 1998                     $  12,750    $     -0-

     Term bank obligations with interest rates ranging
     from 8.25% to prime plus 75 basis points             $      10    $     -0-

     Loans from related parties with interest rates
     ranging from 8% to 10%                               $       5    $     -0-
                                                          ---------    ---------


     Total recourse obligations                           $  13,037    $  19,081
                                                          =========    =========

     Non-recourse equipment notes secured by
     related investments in leases with interest
     rates ranging from 6.30% to 9.99% in fiscal
     years 1998 and 1999
                                                          $  13,028    $  52,429
                                                          =========    =========

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

Borrowings under the Company's $50 million line of credit are subject to certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to worth ratio, cash flow coverage, and minimum interest expense coverage ratio. The borrowings are secured by the Company's assets such as leases, receivables, inventory, and equipment. Borrowings are limited to the Company's collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $50 million. In addition, the credit agreement restricts, and under some circumstances prohibits the payment of dividends.

Recourse and nonrecourse notes payable as of March 31, 1999, mature as follows:


                                                  Recourse Notes    Nonrecourse
                                                      Payable      Notes Payable
                                                 ------------------ ------------
                                                           (In Thousands)

        Year ending March 31, 2000                 $   18,567      $  43,025
                              2001                        231          4,333
                              2002                        151          4,418
                              2003                        102            607
                              2004 and thereafter          30             46
                              ----                         --             --


                                                   $    19,081     $  52,429
                                                   ===========     =========


6.  RELATED PARTY TRANSACTIONS

The Company provided loans and advances to employees and/or stockholders, the balances of which amounted to $53,582 and $20,078 as of March 31, 1998 and 1999, respectively. Such balances are to be repaid from commissions earned on successful sales or financing arrangements obtained on behalf of the Company, or via scheduled payroll deductions.

As of March 31, 1998 and 1999, $85,020 and $(100,602) was receivable (payable) from United Federal Leasing, which is owned in part by an individual related to a Company executive. As of March 31, 1998 and 1999, the Company had fully reserved for the receivable. During the year ended March 31, 1998, the Company recognized re-marketing fees of $561,000 from United Federal Leasing.

At March 31, 1998 and 1999, accrued expenses and other liabilities include $9,599 and $19,416, respectively, due to a company in which an employee/stockholder has a 45% ownership interest. During the years ended March 31, 1998 and 1999, respectively, the Company recognized remarketing fees from the company amounting to $216,828 and $88,180.

During the years ended March 31, 1997 and 1998, the Company sold leased equipment to MLC/GATX Limited Partnership I (the "Partnership"), which amounted to 0.3% and 0% of the Company's revenues, respectively. The Company has a 9.5% limited partnership interest in the Partnership and owns a 50% interest in the corporation that owns a 1% general partnership interest in the Partnership. Revenue recognized from the sales was $3,452,902 and $406,159, the basis of the equipment sold was $3,309,186 and $372,306 during the years ended March 31, 1997 and 1998, respectively. Other assets include $75,981, $136,664, and $(6,989) due to (from) the Partnership as of March 31, 1997, 1998, 1999, respectively. Also reflected in other assets is the Company's investment balance in the Partnership, which is accounted for using the cost method, and amounts to $226,835, $132,351, and $-0- as of March 31, 1997, 1998, and 1999 respectively.
In addition, the Company received $148,590, $104,277 and $-0- for the years ended March 31, 1997, 1998 and 1999, respectively, for accounting and administrative services provided to the Partnership.

During the years ended March 31, 1998 and 1999 the recoverability of certain capital contributions made by the Company to the Partnership was determined to be impaired. As a result, the Company recognized a write-down of its recorded investment balance of $105,719 and $161,387 to reflect the revised net realizable value. These write-downs are included in cost of sales in the accompanying consolidated statements of earnings.

During the years ended March 31, 1997, 1998, and 1999, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest, that amounted to 20%, 38% and 42% of the Company's revenues, respectively. Revenue recognized from the sales was $16,923,090, $44,784,727, and $81,089,883, respectively. The basis for the equipment sold was $16,917,840, $44,353,676, and $80,510,214, respectively. Notes receivable includes $3,709,508 and $518,955 due from the partnership as of March 31, 1998 and 1999. Other assets reflects the investment in the joint venture of $736,364 and $1,389,065, as of March 31, 1998 and 1999, respectively, accounted for using the cost method. The Company receives an origination fee on leased equipment sold to the joint venture. In addition, the Company recognized $170,709 and $301,708 for the years ended March 31, 1998 and 1999 for accounting and administrative services provided to MLC/CLC LLC.

During the year ended March 31, 1997, the Company recognized $250,000 in broker fees for providing advisory services to a company which is owned in part by one of the Company's outside directors.

The Company leases certain office space from entities which are owned, in part, by executives of subsidiaries of the Company. During the years ended March 31, 1997, 1998, and 1999, rent expense paid to these related parties was $124,222, $306,479, and $269,558, respectively.

The Company is reimbursed for certain general and administrative expenses by a company owned, in part, by an executive of a subsidiary of the Company. The reimbursements totaled $176,075, $81,119, and $25,500 for the years ended March 31, 1997, 1998 and 1999.

7.  COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain office equipment for the conduct of its business. Rent expense relating to these operating leases was $347,553, $505,032, and $629,456 for the years ended March 31, 1997, 1998, and 1999, respectively. As of March 31, 1999, the future minimum lease payments are due as follows:

         Year ending March 31, 1999                            $    760,330
                                       2000                         633,831
                                       2001                         337,986
                                       2002                         251,345
                                       2003 and thereafter          350,303
                                                              -------------
                                                               $  2,333,795


As of March 31, 1998, the Company had guaranteed $172,565 of the residual value for equipment owned by the MLC/GATX Limited Partnership I. No guarantee was made for the year ended March 31, 1999.

8.  INCOME TAXES

A reconciliation of income tax computed at the statutory Federal rate to the provision for income tax included in the consolidated statements of earnings is as follows:

                                                                    For the Year Ended March 31,
                                                                 1997           1998            1999
                                                            --------------- -------------- ---------------

       Statutory Federal income tax rate                         34%             34%             34%
       Income tax expense computed at the statutory
            Federal rate                                       $ 1,649,458    $ 2,968,195     $3,840,331
       Income tax expense based on the statutory
            Federal rate for subsidiaries which were
            Sub-S prior to their combination with the
            Company                                              (343,658)      (568,893)         -
       State income tax expense, net of Federal tax                 48,641        250,692        528,447
       Non-taxable interest income                                (33,023)       (35,350)        (16,137)
       Non-deductible expenses                                      38,582        76,246         225,984
                                                            =============== ============== ===============
       Provision for income taxes                              $ 1,360,000    $2,690,890      $4,578,625
                                                            =============== ============== ===============

       Effective tax rate                                       28.0%           30.8%           40.54%
                                                            =============== ============== ===============

The components of the provision for income taxes are as follows:

                                      For the Year Ended March 31,
                                   1997           1998            1999
                              --------------- -------------- ---------------
                                             (In Thousands)
       Current:
            Federal                 $  1,152       $  1,669      $2,519
            State                         87            125         255
                              --------------- -------------- ---------------
                                       1,239          1,794       2,774
                              --------------- -------------- ---------------

       Deferred:
            Federal                      113            802      $1,259
            State                          8             95         546
                              --------------- -------------- ---------------
                                         121            897       1,805
                              --------------- -------------- ---------------

                                    $  1,360       $  2,691      $4,579
                              =============== ============== ===============


The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows:

                                                For the Year Ended March 31,
                                             1997           1998            1999
                                         -------------- -------------- ---------
                                                       (In Thousands)

       Alternative minimum tax                 $   369        $    18   $(1,207)
       Lease revenue recognition                 (248)            797     2,740
       Other                                         -             82       272
                                         ============== ============== =========
                                               $   121        $   897   $ 1,805
                                         ============== ============== =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of items comprising the Company's deferred tax liability consists of the following:

                                                    As of March 31,
                                                1998               1999
                                          ------------------ ------------------
                                                    (In Thousands)

          Alternative minimum tax                 $     232     $ 1,539
          Lease revenue recognition                 (1,637)      (4,720)
          Other                                        (82)        (111)
                                          ================== ==================
                                                $   (1,487)     $(3,292)
                                          ================== ==================


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

                                                   For the Year Ended March 31,
                                             1997           1998         1999
                                          -------------- -------------- --------
       Net earnings before pro
       forma adjustment adjustment       $3,491,346     $ 6,039,094   $6,716,467
       Additional provision for
       income taxes                        (357,910)       (613,261)      -
                                          ============== ============== ========
       Pro forma net earnings            $3,133,436     $ 5,425,833   $6,716,467
                                          ============== ============== ========

9.  NONCASH INVESTING AND FINANCING ACTIVITIES

The Company recognized a reduction in recourse and nonrecourse notes payable (Note 5) associated with its direct finance and operating lease activities from payments made directly by customers to the third-party lenders amounting to $4,214,444, $5,258,955 and $10,733,555 for the years ended March 31, 1997, 1998, and 1999, respectively. In addition, the Company realized a reduction in recourse and nonrecourse notes payable from the sale of the associated assets and liabilities amounting to $18,057,569, $1,057,389 and $10,231,793 for the years ended March 31, 1997, 1998, and 1999, respectively.

10.  BENEFIT AND STOCK OPTION PLANS

The Company provides its employees with contributory 401(k) profit sharing plans. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Full vesting in the plans vary from after the fourth to the sixth consecutive year of plan participation. Employer contributions percentages are determined by the Company and are discretionary each year. The Company's expense for the plans was $56,291, $80,291 and $104,617 for the years ended March 31, 1997, 1998 and 1999, respectively.

The Company has established a stock incentive program (the "Master Stock Incentive Plan") to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees of the Company to participate in the ownership of the Company. The Master Stock Incentive Plan provides for the award to eligible directors, employees, and independent contractors of the Company, of a broad variety of stock-based compensation alternatives under a series of component plans. These component plans include tax advantaged incentive stock options for employees under the Incentive Stock Option Plan, formula length of service based nonqualified options to nonemployee directors under the Outside Director Stock Plan, nonqualified stock options under the Nonqualified Stock Option Plan, a program for employee purchase of Common Stock of the Company at 85% of fair market value under a tax advantaged Employee Stock Purchase Plan approved by the Board of Directors and effective September 16, 1998, as well as other restrictive stock and performance based stock awards and programs which may be established by the Board of Directors. The aggregate number of shares reserved for grant under all plans which are a part of the Master Stock Incentive Plan represent a floating number equal to 20% of the issued and outstanding stock of the Company (after giving effect to pro forma assumed exercise of all outstanding options and purchase rights). The number that may be subject to options granted under the Incentive Stock Option Plan is also further capped at a maximum of 4,000,000 shares to comply with IRS requirements for a specified maximum. As of March 31, 1999 a total of 1,650,100 shares of common stock have been reserved for issuance upon exercise of options granted under the Plan, which encompasses the following component plans:

     a) the Incentive Stock Option Plan ("ISO Plan"), under which 265,900 options are outstanding or have been exercised as of March 31, 1999;

     b) the Nonqualified Stock Option Plan ("Nonqualified Plan"), under which 265,000 options are outstanding as of March 31, 1999;

     c) the Outside Director Stock Option Plan ("Outside Director Plan"), under which 63,507 are outstanding as of March 31, 1999;

     d) the Employee Stock Purchase Plan ("ESPP") under which 185,500 shares have been issued as of March 31, 1999.

The exercise price of options granted under the Master Stock Incentive Plan is equivalent to the fair market value of the Company's stock on the date of grant, or, in the case of the ESPP, not less than 85% of the lowest fair market value of the Company's stock during the purchase period, which is generally six months. Options granted under the plan have various vesting schedules with vesting periods ranging from one to five years. The weighted average fair value of options granted during the years ended March 31, 1997, 1998 and 1999 was $5.10, $4.84 and $3.69 per share, respectively.

A summary of stock option activity during the three years ended March 31, 1999 is as follows:
                                                                    Weighted
                                 Number of     Exercise Price   Average Exercise
                                   Shares          Range             Price
                                   ------          -----             -----

   Outstanding, April 1, 1996           -          -                   -
   Options granted                353,800      $6.40-$10.75          $8.20
   Options exercised                    -          -                   -
   Options forfeited                    -          -                   -
                                  -------
   Outstanding, March 31, 1997    353,800
                                  =======
   Exercisable, March 31, 1997     66,250
                                   ======

   Outstanding, April 1, 1997     353,800          -                   -
   Options granted                277,200      $10.75-$13.25        $11.94
   Options exercised                (200)           $8.75            $8.75
   Options forfeited             (18,900)      $8.75-$13.00         $11.18
                                 ========
   Outstanding, March 31, 1998    611,900
                                 ========
   Exercisable, March 31, 1998    199,540
                                 ========

   Outstanding, April 1, 1998      611,900         -                  -
   Options granted                 275,507     $7.25-$13.63          $9.89
   Options exercised              (10,500)          $8.75            $8.75
   Options forfeited              (97,000)     $8.75-$13.50         $12.57
                                ----------
   Outstanding, March 31, 1999     779,907
                                ==========
   Exercisable, March 31, 1999     326,566
                                ==========

Additional information regarding options outstanding as of March 31, 1999 is as follows:

                      Options Outstanding                                      Options Exercisable
-----------------------------------------------------------------    ----------------------------------------
                          Weighted Average
                             Remaining         Weighted Average                           Weighted Average
        Number            Contractual Life      Exercise Price      Number Exercisable     Exercise Price
     Outstanding
----------------------- --------------------- -------------------- --------------------- --------------------

       779,907               8.0 years               $9.53               326,566                $9.30


Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement gave the Company the option of either
(1) continuing to account for stock-based employee compensation plans in accordance with the guidelines established by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" while providing the disclosures required under SFAS No. 123, or (2) adopting SFAS No. 123 accounting for all employee and non-employee stock compensation arrangements. The Company opted to continue to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. Option grants made to non-employees, including outside directors, which have been accounted for using the fair value method resulted in $113,982 in compensation expense during the year ended March 31, 1998. The following table summarizes the pro forma disclosures required by SFAS No. 123 assuming the Company had adopted the fair value method for stock-based awards to employees as of the beginning of fiscal year 1998:

                                                   Year Ended March 31,
                                               1997           1998          1999
                                               ----           ----          ----

  Net earnings, as reported                 $3,491,346  $ 6,039,094  $ 6,716,467
  Net earnings, pro forma                    3,198,669    5,346,761    5,687,667

  Basic earnings per share, as reported     $     0.67  $      1.00  $      0.99
  Basic earnings per share, pro forma             0.62         0.89         0.84

  Diluted earnings per share, as reported   $     0.66  $      0.98  $      0.98
  Diluted earnings per share, pro forma           0.61         0.87         0.83

Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option pricing models which require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    For the Year Ended March 31,
                                                       1997      1998       1999
                                                    - --------------------------

      Options granted under the Incentive Stock
           Option Plan:
                Expected life of option                5 years  5 years  5 years
                Expected stock price volatility        44.00%   30.95%    37.02%
                Expected dividend yield                 0%       0%           0%
                Risk-free interest rate                5.81%    5.82%      5.46%

      Options granted under the Nonqualified
           Stock Option Plan:
                Expected life of option                8 years  8 years  5 years
                Expected stock price volatility        44.00%   30.95%    37.02%
                Expected dividend yield                  0%       0%          0%
                Risk-free interest rate                 6.05%   5.62%          -

      Options granted under the Outside Director
           Stock Option Plan:
                Expected life of option                   -       -      8 years
                Expected stock price volatility           -       -       37.02%
                Expected dividend yield                   -       -           0%
                Risk-free interest rate                   -       -        4.95%

      Options granted under the Employee Stock
           Purchase Plan:
                Expected life of option                   -       -      5 years
                Expected stock price volatility           -       -       37.02%
                Expected dividend yield                   -       -           0%
                Risk-free interest rate                   -       -        4.74%


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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                                 As of March 31, 1998        As of March 31, 1999
                                                Carrying     Fair Value     Carrying      Fair Value
                                                 Amount                      Amount
                                              ------------- ------------- -------------- -------------
                                                                  (In Thousands)
          Assets:
               Cash and cash equivalents           $18,684       $18,684         $7,892        $7,892

          Liabilities:
               Nonrecourse notes payable            13,028        12,973         52,429        55,341
               Recourse notes payable               13,037        13,033         19,081        19,092


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


                                      For the Year Ended March 31,
                                         1997           1998
                                    --------------- -------------
                                                   (In Thousands)
       Revenues:
            MLC Holdings, Inc.            $ 55,711       $ 77,178
            Pooled companies                30,502         41,264
                                    =============== =============
            Combined                      $ 86,213      $ 118,442
                                    =============== =============

       Net earnings:
            MLC Holdings, Inc.            $  2,481       $  3,785
            Pooled companies                 1,010          2,254
                                    =============== =============
            Combined                      $  3,491       $  6,039
                                    =============== =============

During the year ended March 31, 1999, the Company acquired PC Plus, Inc., a value-added reseller of personal computers, related network equipment and software products and provider of various support services. This business combination has been accounted for as a purchase.

The following pro forma financial information presents the combined results of operations including PC Plus, Inc. as if the acquisition had occurred as of the beginning of the twelve months ended March 31, 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and PC Plus, Inc. constituted a single entity during such periods.


                                                     Year Ended March 31,
                                                       ( In Thousands)

                                                 1998                   1999
                                            ----------------       -------------
Total Revenues                                     $156,321             $205,944
Net Earnings                                          6,885                6,956
Net Earnings per Common Share - Basic                  1.09                 1.03
Net Earnings per Common Share - Diluted                1.07                 1.02


13. PRIVATE PLACEMENTS OF COMMON STOCK

On July 1, 1997, the Company sold 161,329 shares of common stock to a single investor for a price of $9.00 per share.

On October 23, 1998, the Company sold 1,111,111 shares of common stock to TC Leasing, LLC, a Delaware limited liability company, for a price of $9.00 per share. In addition, the Company granted to TC Leasing, LLC, a stock purchase warrant granting the right to purchase an additional 1,090,909 shares of common stock at a price of $11.00 per share, subject to certain anti-dilution adjustments. The warrant is exercisable through December 31, 2001, unless extended pursuant to the terms of the warrant. Pursuant to the terms of this private placement, the Company agreed to expand its' Board of Directors to six persons, four of whom shall be appointed, in whole or in part, by TC Leasing, LLC. Additionally, the terms of the private placement restrict the Company's ability to pay dividends until October 23, 1999 without the consent of TC Leasing, LLC

14. SEGMENT REPORTING

The Company manages its business segments on the basis of the products and services offered. The Company's reportable segments consist of its lease financing and value-added re-seller business units. The lease financing business unit offers lease financing solutions to corporations and governmental entities nationwide. The value-added re-seller business unit sells information technology equipment and related services primarily to corporate customers in the eastern United States. The Company's management evaluates segment performance on the basis of segment earnings.

The accounting policies of the segments are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies." Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.


                                                   Lease         Value-added
                                                 Financing        Re-selling              Total
                                                ------------- ----------------- ----------------
                                                               (In Thousands)
       Year ended and as of March 31, 1997

            Revenues                               $  56,147         $  30,066        $  86,213
            Interest expense                           1,581                68            1,649
            Earnings before income taxes               3,841             1,010            4,851
            Assets                                    42,317             6,707           49,024


       Year ended and as of March 31, 1998
            Revenues                                  77,178            41,264          118,442


            Interest expense                           1,732               105            1,837
            Earnings before income taxes               6,143             2,587            8,730
            Assets                                    66,960            16,236           83,196

       Year ended and as of March 31, 1999
            Revenues                                 110,362            83,608          193,970
            Interest expense                           3,367               234            3,601
            Earnings before income taxes               8,649             2,646           11,295
            Assets                                   129,425           24,934           154,359



15.  QUARTERLY DATA - UNAUDITED

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


MLC Holdings, Inc. and Subsidiaries
Condensed Quarterly
Information
(In Thousands)

                                      First Quarter                  Second Quarter
                             Previously           Adjusted     Previously             Adjusted
                             Reported   Adjustment  Amount      Reported  Adjustments  Amount
                             ---------------------------------  ------------------------------

Year Ended March 31, 1998
Sales                         $ 35,173 $   -     $   35,273    $  22,407   $  -  $   22,407
Total revenues                  40,146     -         40,146       26,869      -      26,869
Cost of sales                   31,892     -         31,892       19,773      -      19,773
Total costs and expenses        37,499     -         37,499       25,335      -      25,335
Earnings before provision
for income taxes                 2,647     -          2,647        1,534      -       1,534
Provision for income taxes         460     -            460          412      -         412
Net earnings                     2,187     -          2,187        1,122      -       1,122
                             ==============================  ==============================
Net earnings per common
share-Basic                  $    0.37          $      0.37  $      0.19       $       0.19
                             ==========        ============  ===========       ============

Year Ended March 31, 1999
Sales                         $ 35,185       - $    35,185   $  31,479        - $    31,479
Total Revenues                  41,583       -      41,583       38,001       -      38,001
Cost of Sales                   33,097       -      33,097       28,065       -      28,065
Total Costs and Expenses        39,143       -      39,143       35,268       -      35,268
Earnings before provision
for income taxes                 2,440       -       2,440        2,733       -       2,733
Provision for income taxes         976       -         976        1,093       -       1,093
Earnings before
extraordinary item               1,464       -       1,464        1,640       -       1,640
Net earnings                     1,464       -       1,464        1,640       -       1,640
                             ==============================  ==============================
Net earnings per common
share                         $    0.24          $    0.24  $      0.26        $       0.26
                             ==========        ============  ===========       ============


                                      Third Quarter                 Fourth Quarter
                             Previously           Adjusted     Previously          Adjusted
                             Reported  Adjustment  Amount       Reported  Adjustmets Amount
                             ------------------------------  ------------------------------

Year Ended March 31, 1998
Sales                         $ 18,097       -     $ 18,097  $   22,004       -  $   22,004
Total revenues                  23,276       -       23,276      28,151       -      28,151
Cost of sales                   15,625       -       15,625      19,802       -      19,802
Total costs and expenses        21,148       -       21,148      25,730       -      25,730
Earnings before provision
for income taxes                 2,128       -        2,128       2,421       -       2,421
Provision for income taxes         851       -          851         968       -         968
Earnings before
extraordinary item               1,277       -        1,277           -       -           -
Extraordinary gain                   -       -           -            -       -           -
Net earnings                     1,277       -        1,277       1,453       -       1,453
                             ==============================  ==============================
Net earnings per common
       share-Basic          $     0.21         $      0.21   $     0.24          $     0.24
                            ==========         ============  ===========       ============

Year Ended March 31, 1999
Sales                       $   63,689       - $    63,689   $    37,542      -   $   37,542
Total Revenues                  69,947       -      69,947        44,439      -       44,439
Cost of Sales                   59,625       -      59,625        33,849      -       33,849
Total Costs and Expenses        67,117       -      67,117        41,147      -       41,147
Earnings before provision
for income taxes                 2,830       -       2,830         3,292      -        3,292
Provision for income taxes       1,132       -       1,132         1,378      -        1,378
Earnings before
extraordinary item               1,698       -       1,698         1,914      -        1,914
Net earnings                     1,698       -       1,698         1,914      -        1,914
                             ==========        ============   ===========       ============
Net earnings per common share $   0.24          $     0.24    $     0.25           $    0.25
                             ==============================   ==============================


SCHEDULE II


                       MLC HOLDINGS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

             For the three years ended March 31, 1997, 1998 and 1999

                                 (In Thousands)



                                                        Column C - Additions
                                                      ---------------------------
                                          Column B    (1) Charged   (2) Charged                   Column E
                                         Balance at     to costs      to other                   Balance at
                                         beginning    and expenses    accounts      Column D    end of period
        Column A - Description           of period                                 Deductions
--------------------------------------- ------------- ------------- ------------- ------------- --------------

1999 Allowance for doubtful accounts
and credit losses                            $   142       $   811        $   75       $   300        $   728
                                        ============= ============= ============= ============= ==============

1998 Allowance for doubtful accounts
and credit losses                            $   143       $    56        $    -       $    57        $   142
                                        ============= ============= ============= ============= ==============

1997 Allowance for doubtful accounts
and credit losses                             $    8       $   144        $    -        $    9        $   143
                                        ============= ============= ============= ============= ==============

