Form 10-K/A
period 1999-03-31
MLC HOLDINGS INC
filed 1999-07-28
CIK 1022408

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                     PART I


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying Table of Contents to Financial Statements and Schedule on page F-1.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MLC HOLDINGS, INC.



                              /s/Steven J. Mencarini
                              By: Steven J. Mencarini, Senior Vice President,
                                   Chief Financial Officer, and Principal
                                   Accounting Officer

                              Date: July 28, 1999

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


MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                            Year Ended March 31,
                                                 -------------------------------------------
                                                      1997           1998          1999
                                                 -------------------------------------------

REVENUES

Sales of equipment                                 $ 52,166,828$   47,419,115 $  83,516,254
Sales of leased equipment
                                                     21,633,996     50,362,055   84,378,800
                                                   ----------------------------------------

                                                     73,800,824     97,781,170  167,895,054
Lease revenues
                                                      9,908,469     14,882,420   20,610,542
Fee and other income
                                                      2,503,381      5,778,685    5,464,242
                                                   ----------------------------------------

                                                     12,411,850     20,661,105   26,074,784
                                                   ----------------------------------------
TOTAL REVENUES  (1)
                                                     86,212,674    118,442,275  193,969,838
                                                     ==========    ===========  ===========

COSTS AND EXPENSES

Cost of sales, equipment
                                                     42,179,823     37,423,397   71,367,090
Cost of sales, leased equipment
                                                     21,667,197     49,668,756   83,269,110
                                                    -------------------------------------------
                                                     63,847,020     87,092,153  154,636,200

Direct lease costs
                                                     4,761,227      5,409,338     6,183,562
Professional and other fees                            576,855      1,072,691     1,222,080
Salaries and benefits                                8,241,405     10,356,456    11,880,062
General and administrative expenses                  2,285,878      3,694,309     5,151,494
Nonrecurring acquisition costs                               -        250,388            -
Interest and financing costs                         1,648,943      1,836,956     3,601,348
                                                 -------------------------------------------
                                                    17,514,308     22,620,138    28,038,546

                                                 -------------------------------------------
TOTAL COSTS AND EXPENSES  (2)                       81,361,328    109,712,291   182,674,746
                                                 -------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES           4,851,346      8,729,984    11,295,092
                                                 -------------------------------------------

PROVISION FOR INCOME TAXES                           1,360,000      2,690,890     4,578,625
                                                 -------------------------------------------
NET EARNINGS                                     $   3,491,346   $  6,039,094  $  6,716,467
                                                 ===========================================
NET EARNINGS PER COMMON SHARE - BASIC            $        0.67   $       1.00 $   0.99
                                                 ===========================================
NET EARNINGS PER COMMON SHARE - DILUTED          $        0.66   $       0.98 $   0.98
                                                 ===========================================
PRO FORMA NET EARNINGS (Note 8)                  $   3,133,436   $  5,425,833 $   6,716,467
                                                 ===========================================
PRO FORMA NET EARNINGS PER COMMON SHARE - BASIC  $        0.60   $       0.90 $    0.99
                                                 ===========================================
PRO FORMA NET EARNINGS PER COMMON SHARE-DILUTED  $        0.60   $       0.88 $    0.98
                                                 ===========================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC          5,184,261      6,031,088    6,769,732
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED        5,262,697      6,143,017    6,827,528

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




MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      Additional
                                           Common Stock            Treasury Stock         Paid-in          Retained
                                     ------------------------- -----------------------
                                        Shares     Par Value     Shares       Cost        Capital          Earnings         TOTAL
                                     ------------------------- ----------------------- ---------------  --------------- ------------

Balance March 31, 1996                   4,754,390     48,661    111,716    28,854            744,485      4,467,223      5,231,515

   Compensation to outside directors         -          -          -         -                  9,500          -              9,500
   Distributions to owners                   -          -          -         -                   -          (859,378)      (859,378)
   Sale of common shares                 1,150,000     11,500      -         -              8,592,262          -          8,603,762
   Issuance of shares to owners              5,586         56      -         -                    (56)         -             -
   Retirement of treasury shares             -        (1,117)   (111,716)  (28,854)                23        (27,760)        -
   Net earnings                              -          -          -         -                   -         3,491,346      3,491,346

                                     ========================= ======================= ===============  =============== ============
Balance March 31, 1997                   5,909,976    $59,100      -      $  -            $ 9,346,214      7,071,431   $16,476,745
                                     ========================= ======================= ===============  =============== ============

   Sale of common shares                   161,329      1,613      -         -              1,998,387          -         2,000,000
   Issuance of shares for option exercise      200          2                                   1,748          -             1,750
   Compensation to outside directors          -          -         -         -                113,982          -           113,982
   Distributions to owners                    -          -         -         -                   -         (1,087,260)  (1,087,260)
   Net earnings                               -          -         -         -                   -          6,039,094    6,039,094
                                     ------------------------- ----------------------- ---------------  --------------- ------------
  Balance, March 31, 1998                 6,071,505   $60,715   $  -         -            $11,460,331     12,023,265  $ 23,544,311
                                     ========================= ======================= ===============  =============== ============

   Issuance of shares for option exercise    10,500       105      -         -                  91,770                        91,875
   Issuance of shares to employees           14,001       140      -         -                 112,452          -            112,592
   Issuance of shares in business          263,478      2,635      -         -               3,620,188          -          3,622,823
     combination
   Sale of common shares                 1,111,111     11,111      -         -               9,714,630          -          9,725,741
   Net earnings
                                              -          -         -         -               -               6,716,467    6,716,467

                                     ------------------------- ----------------------- ---------------------------------------------
 Balance, March 31, 1999                 7,470,595    $74,706    $ -         -            $ 24,999,371     $ 18,739,732 $ 43,813,809
                                     ========================= ======================= ===============  =============== ============


See Notes to Consolidated Financial Statements.



MLC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            Year Ended March 31,
                                                                                           --------------------

                                                                                      1997            1998          1999
                                                                                      ----------------------------------


Cash Flows From Operating Activities:
    Net earnings                                                                     $ 3,491,346   $6,039,094    $6,716,467
    Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
       Depreciation and amortization                                                  3,650,248     4,628,272     4,720,241
       Abandonment of assets                                                             10,049       -               -
       Provision for credit losses                                                       66,000       (1,000)       500,000
       Loss (Gain) on sale of
        operating lease equipment  (1)                                                   83,754      (55,881)        57,984
       Adjust of basis to fair market value
        of operating lease  equipment and investments                                   153,434       -             306,921
          Payments from leases directly to lenders                                   (1,590,061)  (1,788,611)      (970,483)
          (Gain) Loss on disposal of property and equipment                              (9,124)       -             26,246
          Compensation to outside directors - stock options                               9,500      113,982          -
          Changes in:
             Accounts receivable                                                     (4,343,319)  (7,536,888)   (19,809,403)
             Notes receivable  (2)                                                   (2,062,393)  (1,647,558)     3,316,261
             Employee advances                                                           28,537       17,030         33,028
             Inventories                                                               (400,046)      64,410      1,293,081
             Other assets  (3)                                                          457,169     (893,959)    (4,094,505)
             Accounts payable - equipment                                               (26,557)  16,337,160     (3,964,145)
             Accounts payable - trade                                                   796,740    3,858,482        528,181
             Deferred taxes                                                             121,000      897,000      1,805,210
             Salaries and commissions payable,
             accrued expenses and other liabilities                                   2,286,921      629,380      1,097,776
                                                                                      ---------      -------      ---------
             Net cash provided by(used in) operating activities                       2,723,198   20,660,913     (8,437,140)
                                                                                      ---------   ----------      ----------


Cash Flows From Investing Activities:
    Proceeds from sale of operating equipment                                         4,992,050      726,714       138,003
    Purchase of operating lease equipment (4)                                       (24,800,360)  (2,065,079)     (487,418)
    Increase in investment in direct financing
     and sales-type leases  (5)                                                      (6,825,873) (18,833,704)  (80,744,494)
    Proceeds from sale of property and equipment                                          9,124          800         2,000
    Insurance proceeds received                                                         512,044       -             -
    Purchases of property and equipment                                                (266,061)  (1,032,243)   (1,249,214)
    Cash used in acquisitions, net of cash acquired                                      -        -             (3,485,279)
    Decrease (Increase) in other assets (6)                                             226,530     (472,962)     (788,856)
                                                                                        -------     --------      --------
                Net cash used in investing activities                               (26,152,546) (21,676,474)  (86,615,258)
                                                                                    -----------  -----------   -----------
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

Earnings Per Share - Earnings per share have been calculated in accordance with SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of
5,184,261 in fiscal 1997,  6,031,088  in fiscal  1998,  and  6,769,732 in fiscal
1999. Diluted EPS amounts were calculated based on weighted average shares outstanding and common stock equivalents of 5,262,697 in fiscal 1997, 6,143,017 in fiscal 1998, and 6,827,528 in fiscal 1999. Additional shares included in the diluted earnings per share calculations are attributable to incremental shares issuable upon the assumed exercise of stock options.

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
                                                        =========

Based on management's evaluation of estimated residual values included within the Company's operating lease portfolio, certain recorded residuals were written down to reflect revised market conditions. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," an impairment loss of $153,434 was recognized in the year ended March 31, 1997. Impairment losses are reflected as a component of direct lease costs in the accompanying consolidated statements of earnings.

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


MLC Holdings, Inc. and Subsidiaries
Condensed Quarterly
Information
(In Thousands)

                                      First Quarter                  Second Quarter
                             Previously           Adjusted     Previously             Adjusted
                             Reported   Adjustment  Amount      Reported  Adjustments  Amount
                             ---------------------------------  ------------------------------

Year Ended March 31, 1998
Sales                         $ 35,273 $   -     $   35,273    $  22,407   $  -  $   22,407
Total revenues                  40,146     -         40,146       26,869      -      26,869
Cost of sales                   31,892     -         31,892       19,773      -      19,773
Total costs and expenses        37,499     -         37,499       25,335      -      25,335
Earnings before provision
for income taxes                 2,647     -          2,647        1,534      -       1,534
Provision for income taxes         460     -            460          412      -         412
Net earnings                     2,187     -          2,187        1,122      -       1,122
                             ==============================  ==============================
Net earnings per common
share-Basic                  $    0.37          $      0.37  $      0.19       $       0.19
                             ==========        ============  ===========       ============

Year Ended March 31, 1999
Sales                         $ 35,185       - $    35,185   $  31,479        - $    31,479
Total Revenues                  41,583       -      41,583       38,001       -      38,001
Cost of Sales                   33,097       -      33,097       28,065       -      28,065
Total Costs and Expenses        39,143       -      39,143       35,268       -      35,268
Earnings before provision
for income taxes                 2,440       -       2,440        2,733       -       2,733
Provision for income taxes         976       -         976        1,093       -       1,093
Earnings before
extraordinary item               1,464       -       1,464        1,640       -       1,640
Net earnings                     1,464       -       1,464        1,640       -       1,640
                             ==============================  ==============================
Net earnings per common
share                         $    0.24          $    0.24  $      0.26        $       0.26
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

                                      F-26