Form 10-Q
period 1999-06-30
MLC HOLDINGS INC
filed 1999-08-16
CIK 1022408

15

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from ___ to ___.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     The number of shares of Common Stock outstanding as of August 12, 1999, was 7,482,762.


                       MLC HOLDINGS, INC. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of March 31, 1999 and
         June 30, 1999                                                                 2

         Condensed Consolidated Statements of Earnings, Three months
         ended June 30, 1998 and 1999                                                  3

         Condensed Consolidated Statements of Cash Flows, Three months
         ended June 30, 1998 and 1999                                                  4

         Notes to Unaudited Condensed Consolidated Financial Statements                5

         Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                       7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17

Part II. Other Information:

         Item 1.  Legal Proceedings                                                   18

         Item 2.  Changes in Securities and Use of Proceeds                           18

         Item 3.  Defaults Upon Senior Securities                                     18

         Item 4.  Submission of Matters to a Vote of Security Holders                 18

         Item 5.  Other Information                                                   18

         Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                            19


         MLC HOLDINGS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED)

                                                                          As of March 31, 1999       As of June 30, 1999
                                                                        ----------------------------------------------------

         ASSETS

         Cash and cash equivalents                                                    $ 7,891,661               $ 5,946,043
         Accounts receivable                                                           44,090,101                67,868,089
         Other receivables                                                                547,011                   209,057
         Employee advances                                                                 20,078                    70,508
         Inventories                                                                      658,355                 1,531,330
         Investment in direct financing and sales type leases - net                    83,370,950               100,716,270
         Investment in operating lease equipment - net                                  3,530,179                 2,870,496
         Property and equipment - net                                                   2,018,133                 2,039,141
         Other assets                                                                  12,232,130                15,245,375
                                                                        ====================================================
         TOTAL ASSETS                                                               $ 154,358,598             $ 196,496,309
                                                                        ====================================================


         LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
         Accounts payable - trade                                                    $ 12,518,533              $ 16,671,048
         Accounts payable - equipment                                                  18,049,059                34,112,342
         Salaries and commissions payable                                                 535,876                   503,469
         Accrued expenses and other liabilities                                         4,638,708                 4,775,748
         Recourse notes payable                                                        19,081,137                30,363,665
         Nonrecourse notes payable                                                     52,429,266                61,378,468
         Deferred taxes                                                                 3,292,210                 3,292,210
                                                                        ----------------------------------------------------
         Total Liabilities                                                            110,544,789               151,096,950

         COMMITMENTS AND CONTINGENCIES                                                          -                         -

         STOCKHOLDERS' EQUITY

         Preferred stock, $.01 par value; 2,000,000 shares authorized;
            none issued or outstanding                                                          -                         -
         Common stock, $.01 par value; 25,000,000 authorized;
            7,470,595 and 7,482,762 issued and outstanding at
            March 31, 1999 and June 30, 1999, respectively                                 74,706                    74,828
         Additional paid-in capital                                                    24,999,371                25,082,344
         Retained earnings                                                             18,739,732                20,242,187
                                                                        ----------------------------------------------------
         Total Stockholders' Equity                                                    43,813,809                45,399,359
                                                                        ====================================================
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 154,358,598             $ 196,496,309
                                                                        ====================================================

         See Notes to Condensed Consolidated Financial Statements.



MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                       Three months ended
                                                                            June 30,
                                                                  1998                    1999
                                                         ------------------------------------------------
REVENUES

Sales of equipment                                                  $ 10,274,435            $ 33,175,781
Sales of leased equipment                                             24,910,646              14,385,824
                                                         ------------------------------------------------
                                                                      35,185,081              47,561,605

Lease revenues                                                         4,985,087               5,537,740
Fee and other income                                                   1,412,634               1,264,338
                                                         ------------------------------------------------
                                                                       6,397,721               6,802,078
                                                         ------------------------------------------------
TOTAL REVENUES                                                        41,582,802              54,363,683
                                                         ------------------------------------------------
COSTS AND EXPENSES

Cost of sales, equipment                                               8,283,673              29,799,418
Cost of sales, leased equipment                                       24,813,066              14,125,432
                                                         ------------------------------------------------
                                                                      33,096,739              43,924,850

Direct lease costs                                                     1,991,828                 949,010
Professional and other fees                                              196,965                 423,671
Salaries and benefits                                                  2,368,600               3,949,326
General and administrative expenses                                      987,872               1,294,373
Interest and financing costs                                             501,305               1,318,356
                                                         ------------------------------------------------
                                                                       6,046,570               7,934,736

                                                         ------------------------------------------------
TOTAL COSTS AND EXPENSES                                              39,143,309              51,859,586
                                                         ------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                             2,439,493               2,504,097
                                                         ------------------------------------------------

PROVISION FOR INCOME TAXES                                               975,797               1,001,642
                                                         ------------------------------------------------

NET EARNINGS                                                         $ 1,463,696             $ 1,502,455
                                                         ================================================

NET EARNINGS PER COMMON SHARE - BASIC                                     $ 0.24                  $ 0.20
                                                         ================================================
NET EARNINGS PER COMMON SHARE - DILUTED                                   $ 0.23                  $ 0.20
                                                         ================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                            6,078,126               7,477,532
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                          6,241,079               7,492,780

See Notes to Condensed Consolidated Financial Statements.


MLC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                      Three Months Ended
                                                                           June 30,
                                                                     1998           1999
                                                                -------------------------------
Cash Flows From Operating Activities:
    Net earnings                                                  $ 1,463,696     $ 1,502,455
    Adjustments to reconcile net earnings to net cash used by
       operating activities:
          Depreciation and amortization                             1,276,822         827,539
          Provision for credit losses                                 500,000         100,000
          Gain on sale of operating lease equipment                    (2,500)           --
          Adjustment of basis to fair market value of equipment       268,506           3,000
          Payments from lesees directly to lenders                   (282,225)       (184,444)
          Changes in:
             Accounts receivable                                    1,033,285     (23,812,675)
             Other receivables                                    (11,771,040)        245,836
             Employee advances                                          2,073         (45,200)
             Inventories                                             (589,916)       (806,920)
             Other assets                                             286,701      (2,951,845)
             Accounts payable - equipment                             (82,439)     16,063,283
             Accounts payable - trade                              (3,198,540)      4,462,455
             Salaries and commissions payable, accrued
                expenses and other liabilities                        359,133          61,336
                                                               -------------------------------
                   Net cash used by operating activities          (10,736,444)     (4,535,180)
                                                               -------------------------------

Cash Flows From Investing Activities:
    Proceeds from sale of operating equipment                           2,500
    Increase in investment in direct financing and sales-type     (18,385,823)    (23,612,530)
    Purchases of property and equipment                              (128,341)       (202,962)
    Increase in other assets                                       (1,138,719)        (24,121)
                                                               -------------------------------
                Net cash used in investing activities             (19,650,383)    (23,839,613)
                                                               -------------------------------

Cash Flows From Financing Activities:
    Borrowings:
       Nonrecourse                                                 11,608,867      17,125,538
       Recourse                                                       107,764         321,599
    Repayments:
       Nonrecourse                                                 (1,112,890)     (1,824,682)
       Recourse                                                       (45,310)       (426,253)
    Proceeds from issuance of capital stock, net of expenses           91,875          83,094
    Proceeds from lines of credit                                   7,727,987      11,149,879
                                                               -------------------------------
                Net cash provided by financing activities          18,378,293      26,429,175
                                                               -------------------------------

Net Decrease in Cash and Cash Equivalents                         (12,008,534)     (1,945,618)

Cash and Cash Equivalents, Beginning of Period                     18,683,796       7,891,661
                                                               -------------------------------

Cash and Cash Equivalents, End of Period                          $ 6,675,262     $ 5,946,043
                                                               ===============================

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                          $ 216,428     $   375,560
                                                               ===============================
    Cash paid for income taxes                                      $ 324,446     $ 1,496,069
                                                               ===============================

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

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 1999 (the "Company's 1999 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.


2.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing leases consists of the following components:

                                                         March 31,      June 30,
                                                          1999            1999
                                                      ------------   -----------
                                                             (In thousands)
     Minimum lease payments                               $75,449       $ 90,899
     Estimated unguaranteed residual value                 17,777         21,298
     Initial direct costs - net of amortization             1,606          1,860
     Less:  Unearned lease income                        (10,915)       (12,795)
            Reserve for credit losses                       (546)          (546)
                                                      ============   ===========
     Investment in direct financing and
       sales type leases - net                            $83,371      $ 100,716
                                                      ============   ===========


3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

The components of the net investment in operating lease equipment are as follows:

                                                           March 31,    June 30,
                                                             1999         1999
                                                        ------------  ----------
                                                                 (In thousands)
     Cost of equipment under operating leases                $8,742      $ 8,647
     Initial direct costs                                        21           20
     Accumulated depreciation and amortization              (5,233)      (5,797)
                                                        ------------  ----------

     Investment in operating lease equipment - net          $ 3,530      $ 2,870
                                                        ============  ==========

4.  BUSINESS COMBINATION

On July 1, 1998, the Company, through a new wholly owned subsidiary, MLC Network Solutions of Virginia, Inc., issued 263,478 common shares, valued at $3,622,822, and cash of $3,622,836 for all the outstanding common shares of PC Plus, Inc., a value-added reseller of PC's, related network equipment and software products and provider of various support services to its customers from its facility in Reston, Virginia. Subsequent to the acquisition, MLC Network Solutions of Virginia, Inc. changed its name to PC Plus, Inc. This business combination has been accounted for using the purchase method of accounting, and accordingly, the results of operations of PC Plus, Inc. have been included in the Company's consolidated financial statements from July 1, 1998. The Company's other assets include goodwill calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired of $6,045,330, and is being amortized on a straight-line basis over 27.5 years.

The following unaudited pro forma financial information presents the combined results of operations of PC Plus, Inc. as if the acquisition had occurred as of the beginning of the three months ended June 30, 1998, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and PC Plus, Inc. constituted a single entity during such period.

                                              Three Months Ended June 30, 1998
                                                        (in thousands)
                                                       -----------------
Total Revenues                                                $48,358
Net Earnings                                                    1,598
Net Earnings per Common Share - Basic                             .25
Net Earnings per Common Share - Diluted                           .25


5.  SEGMENT REPORTING

The Company  manages its  business  segments  on the basis of the  products  and services offered. The Company's reportable segments consist of its lease financing and value-added re-selling business units. The lease financing business unit offers lease financing solutions to corporations and governmental entities nationwide. The value-added re-selling business unit sells information technology equipment and related services primarily to corporate customers in the eastern United States. The Company's management evaluates segment performance on the basis of segment earnings.

The accounting policies of the segments are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies." Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.


                                                               Lease         Value-added
                                                             Financing        Re-selling          Total
                                                          ---------------- ----------------- ----------------
                                                                            (In Thousands)
      Three months ended and as of June 30, 1998
           Revenues                                             $  31,377         $  10,206        $  41,583
           Cost of sales                                           25,241             7,856           33,097
           Selling, general and administrative
                expenses                                            3,689             1,857            5,546
                                                          ---------------- ----------------- ----------------
           Segment earnings                                         2,447               493            2,940
           Interest expense                                                                              501
                                                                                             ----------------
           Earnings before income taxes                                                                2,439
           Assets                                                  90,848             8,090           98,938

      Three months ended and as of June 30, 1999
           Revenues                                                20,233            34,131           54,364
           Cost of sales                                           14,240            29,685           43,925
           Selling, general and administrative
                expenses                                            3,414             3,203            6,617
                                                          ---------------- ----------------- ----------------
           Segment earnings                                         2,579             1,243            3,822
           Interest expense                                                                            1,318
                                                                                             ----------------
           Earnings before income taxes                                                                2,504
           Assets                                                 149,885            46,611          196,496


6.  SUBSEQUENT EVENT

On July 12, 1999, the Company acquired certain assets and the sales operations of Daghigh Software Company, Inc., which does business as International Computer Networks and as ICN. The total consideration of $751,452 consisted of $251,452 in cash and the balance was a non-negotiable promissory note. The assets and
staff  were  merged  into  PC  Plus,  Inc.  based  in  Herndon,   Virginia  upon
acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this report, and the Company's 1999 Form 10-K.

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

Direct finance leases are recorded as investment in direct financing leases upon acceptance of the equipment by the customer. At the inception of the lease, unearned lease income is recorded which represents the amount by which the gross lease payments receivable plus the estimated residual value of the equipment exceeds the equipment cost. Unearned lease income is recognized, using the interest method, as lease revenue over the lease term.

Sales-type leases include a dealer profit (or loss) which is recorded by the lessor at the inception of the lease. The dealer's profit (or loss) represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. The equipment subject to such leases may be obtained in the secondary marketplace, but most frequently is the result of re-leasing the Company's own portfolio. This profit (or loss) which is recognized at lease inception, is included in net margin on sales-type leases. For equipment sold through the Company's value added re-seller subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included as part of the Company's lease revenues.

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

Residual Values. Residual values represent the Company's estimated value of the equipment at the end of the initial lease term. The residual values for direct financing and sales-type leases are recorded in investment in direct financing and sales-type leases, on a net present value basis. The residual values for operating leases are included in the leased equipment's net book value and are recorded in investment in operating lease equipment. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions and the term of the lease.

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

Initial Direct Costs. Initial direct costs related to the origination of sales-type, direct finance or operating leases are capitalized and recorded as part of the net investment in direct financing and sales-type leases, or net operating lease equipment, and are amortized over the lease term.

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

RESULTS OF OPERATIONS - Three Months Ended June 30, 1999 (Unaudited) Compared to Three Months Ended June 30, 1998 (Unaudited)

The following discussion and analysis of the Company's results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three month periods ended June 30, 1999 and 1998.

Total revenues generated by the Company during the three month period ended June 30, 1999 were $54,363,683 compared to revenues of $41,582,802 during the comparable period in the fiscal prior year, an increase of 30.74%. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, increased to $47,561,605 during the three month period ended June 30, 1999, as compared to $35,185,081 in the corresponding period in the prior fiscal year. Sales of leased equipment decreased $10,524,822 during the three month period ended June 30, 1999. During the three months ended June 30, 1999 and 1998, sales to MLC/CLC, LLC, an institutional equity partner of the Company, accounted for 34.58% and 100.00% of sales of leased equipment, respectively. Sales to the Company's equity joint ventures require the consent of the relevant joint venture partner. While management expects the continued availability of equity financing through this joint venture, if such consent is withheld, or financing from this entity otherwise becomes unavailable, it could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flows until other equity financing arrangements are secured. The remaining 65.42% of sales of leased equipment during the three months ended June 30, 1999 involved a new equity investor with which the Company has no joint venture partner relationship. Sales of equipment, both new and used, are generated through the Company's equipment brokerage and re-marketing activities, and through its valued added reseller ("VAR") subsidiaries. Sales of equipment increased during the three month period $22,901,346 compared to the corresponding period in the prior fiscal year due to higher sales volume and the addition of PC Plus, Inc. in July, 1998. The Company's brokerage and re-marketing activities accounted for .5% and 5.22% of equipment sales during the three month period in 1999 and 1998, respectively. Brokerage and re-marketing revenue can vary significantly from period to period, depending on the volume and timing of transactions, and the availability of equipment for sale. Sales of equipment through the Company's VAR subsidiaries accounted for the remaining portion of equipment sales.

The Company realized a gross margin on sales of equipment of 10.2% for the three month period ended June 30, 1999 as compared to a gross margin of 19.4% realized on sales of equipment generated during the same three month period in the prior fiscal year. The Company's gross margin percentage on sales of equipment is affected by the mix and volume of products sold and was lowered due to the addition of PC Plus, Inc. in July, 1998. PC Plus, Inc. sells to primarily large customers at volumes that command lower margin percentages.

The gross margin generated on sales of leased equipment represents the sale of the equity portion of equipment placed under lease and can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. For example, a lower margin or a loss on the equity portion of a transaction is often offset by higher lease earnings and/or a higher gain on the debt funding recognized under SFAS No. 125. Additionally, leases which have been debt funded prior to their equity sale will result in a lower sales and cost of sale figure, but the net earnings from the transaction will be the same as had the deal been debt funded subsequent to the sale of the equity. During the three month period ended June 30, 1999, the Company recognized a gross margin of $260,392 on equity sales of $14,385,824, as compared to a gross margin of $97,580 on equity sales of $24,910,646 during the same period in the prior fiscal year.

The Company's lease revenues increased 11.09% to $5,537,740 for the three month period ended June 30, 1999, compared with the corresponding period in the prior fiscal year. This increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing leases. The investment in direct financing leases at June 30, 1999 and March 31, 1999 was $100,716,270 and $83,370,950, respectively. The June 30, 1999 balance represents an increase of $17,345,320 or 20.8% over the balance as of March 31, 1999. In addition, lease revenue includes the gain or loss on the sale of certain financial assets, as required under the provisions of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

For the three months ended June 30, 1999, fee and other income decreased 10.5% over the comparable period in the prior fiscal year. This decrease is attributable to decreases in revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's VAR subsidiaries. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but for which there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consumate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs decreased 52.35% during the three month period ended June 30, 1999 as compared to the same period in the prior fiscal year. Although the largest component of direct lease costs is depreciation on operating lease equipment, the decrease is primarily attributable to a decrease in the additions to the allowance for doubtful accounts at June 30, 1999 compared to the same period in 1998.

Salaries and benefits expenses increased 66.74% during the three month period ended June 30, 1999 over the same period in the prior fiscal year, which reflects both higher commission expenses and an increase in the number of employees in the value added reselling business segment.

Interest and financing costs incurred by the Company for the three months ended June 30, 1999 and 1998 amounted to $1,318,356 and $501,305, respectively, and relate to interest costs on the Company's lines of credit and notes payable. Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $1,001,642 for the three months ended June 30, 1999 from $975,797 for the three months ended June 30, 1998, reflecting effective income tax rates of 40% for both periods.

The foregoing resulted in a 2.65% increase in net earnings for the three month period ended June 30, 1999 as compared to the same periods in the prior fiscal year.

Basic and fully diluted earnings per common share were $.20 for three months ended June 30, 1999 as compared to $.24 and $.23 for the three months ended June 30, 1998, based on weighted average common shares outstanding of 7,477,532 and 6,078,126 for basic earnings per share, respectively, and fully diluted weighted average shares of 7,492,780 and 6,241,079, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended June 30, 1999, the Company used cash flows from operations of $4,535,180, and cash flows from investing activities of $23,839,613. Cash flows generated by financing activities amounted to $26,429,175 during the same period. The net effect of these cash flows was to decrease cash and cash equivalents by $1,945,618 during the three month period. During the same period, the Company's total assets increased $42,137,711, or 27%, primarily the result of increases in direct financing leases and accounts receivable arising from equipment purchased on behalf of lessees but not yet placed under an equipment schedule. The Company's net investment in operating lease equipment decreased during the period, as the decrease in book value, primarily due to depreciation, outpaced new investment in operating lease equipment.

The financing necessary to support the Company's leasing activities has principally been provided from non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from money centers, regional banks, insurance companies, finance companies and financial intermediaries.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of June 30, 1999, the Company had $34,112,342 of unpaid equipment cost, as compared to $18,049,059 at March 31, 1999.

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

     o interest at LIBOR + 150 basis points, or, at our option, prime minus one-half percent; and

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

The First Union Credit Facility contains a number of covenants binding on MLC requiring, among other things, minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum amount of guarantees of subsidiary obligations, mergers, acquisitions, and asset sales. This facility is fully recourse, secured by first-priority blanket liens on all of MLC's assets. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. The latest First Union Credit Facility expires on December 18, 1999. First Union National Bank, N.A. has syndicated this facility to other participants each for $7,000,000. The other participants are Riggs Bank, N.A., Key Bank, N.A., Summit Bank, N.A., Bank Leumi USA, and Wachovia Bank, N.A. As of June 30, 1999, the Company had an outstanding balance of $29.5 million on the First Union Credit Facility.

MLC Network Solutions, MLC Integrated and PC Plus have separate credit sources to finance their working capital requirements for inventories and accounts receivable. Their traditional business as value-added resellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty to forty days is not charged to us but is paid for by the supplier/distributor. These floor plan liabilities are recorded in our financial records under trade accounts payable as they are normally repaid within the thirty to forty day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty day obligation is not paid timely, interest is then assessed at stated contractual rates.

As of June 30, 1999, the floor planning agreements are as follows:

                                                                      Credit        Balance at
          Entity                      Floor Plan Supplier             Limit       June 30, 1999
    ------------------------------- -------------------------------- ----------- ----------------

    MLC Network Solutions           Deutsche Financial, Inc.         $2,600,000    $1,108,014
                                    IBM Credit Corporation           $  225,000        76,807

    MLC Integrated                  Finova Capital Corporation       $5,293,853    $5,293,853
                                    IBM Credit Corporation           $  750,000    $   62,679

    PC Plus                         NationsCredit Corporation        $8,000,000    $  248,749


All of the above credit facility limits have been increased during the year to provide the credit capacity to increase our sales on account. MLC Integrated, Inc. also has a line of credit in place with PNC Bank, N.A. which expires on July 31, 2000. This asset based line has a maximum credit limit of $2,500,000 and interest charges are set at the bank's prime rate. The outstanding balance was $87,000 as of June 30, 1999. The credit facilities provided by Finova Capital Corporation and PNC Banks, N.A., are required to be guaranteed by MLC Holdings, Inc.

Non-recourse debt and debt that is partially recourse is provided by various lending institutions. The Company has formal programs with Heller Financial, Inc., Key Corporate Capital, Inc., and Sanwa Business Credit Corporation. These programs require that each transaction is specifically approved and done solely at the lender's discretion.

Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. See "Item 2, Management's Discussion and Analysis of Results of Operations, Financial Condition".

Partial Recourse Borrowing Facilities. On March 12, 1997, the Company established a $10,000,000 credit facility agreement with Heller Financial, Inc. ("Heller"). Under the terms of the Heller Facility, a maximum amount of $10,000,000 was available to borrow provided that each draw was subject to the approval of Heller. On March 12, 1998, the formal commitment from Heller to fund additional advances under the line was allowed to expire, however, we are still transacting business as if the formal agreement terms are in place. The primary purpose of the Heller Facility was for the permanent fixed-rate discounting of rents for commercial leases of information technology assets with the Company's middle-market customers. As of June 30, 1999, the balance on this account was $3,040,675. Each advance under the facility bears interest at an annual rate equal to the sum of the weekly average U.S. Treasury Constant Maturities for a Treasury Note having approximately an equal term as the weighted average term of the contracts subject to the advance, plus an index ranging from 1.75% to 3.00%, depending on the amount of the advance and the credit rating (if any) of the lessee. The Heller Facility contains a number of contractual covenants and is a limited recourse facility, secured by a first-priority lien in the lease contracts and chattel paper relating to each loan advance, the equipment under the lease contracts, a 10% cross-collateralized first loss guarantee, and all books, records and proceeds. The Heller Facility was made to MLC Group and is guaranteed by MLC Holdings. The Heller Facility is subject to their sole discretion, and is further subject to MLC Group's compliance with certain conditions and procedures.

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

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment lease to MLC/CLC, LLC, or other internal means of financing. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all.

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

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the first quarter of fiscal 2000.

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

YEAR 2000 ISSUE

The Company has identified all significant hardware and software applications, both IT and non-IT based, that will require upgrade or modification to ensure Year 2000 compliance. The upgrade and/or modification of the majority of these systems is substantially complete. The Company anticipates completing the process of modifying and/or upgrading its remaining systems by September 30, 1999. The total cost of these Year 2000 compliance activities has not been, nor is it anticipated to become, material to the Company's financial position, results of operations or cash flows in any given year.

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

Item 2.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable

Item 3.  Defaults Under Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable


Item 6(a)  Exhibits


        Exhibit
        Number     Description                                         Page
        ---------  -------------------------------------------------------------

        27.1       Financial Data Schedule                             20


Item 6(b) Reports on Form 8-K

         Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               MLC Holdings, Inc.


                               /s/ PHILLIP G. NORTON
                               By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                               Date: August 16, 1999


                               /s/ STEVEN J. MENCARINI
                               By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                               Date: August 16, 1999