Form 10-Q
period 1999-09-30
EPLUS INC
filed 1999-11-15
CIK 1022408

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from
                                      to .

                        Commission file number: 0-28926

                                   ePlus Inc.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares of Common Stock outstanding as of November 12, 1999, was 7,883,248.




                           ePLUS INC. AND SUBSIDIARIES



                                                                                      Page
                                                                                      ----

Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

         Condensed Consolidated Balance Sheets as of September 30, 1999 and
         March 31, 1999                                                                 2

         Condensed Consolidated Statements of Earnings, Three months
         ended September 30, 1999 and 1998                                              3

         Condensed Consolidated Statements of Earnings, Six months
         ended September 30, 1999 and 1998                                              4

         Condensed Consolidated Statements of Cash Flows, Six months
         ended September 30, 1999 and 1998                                              5

         Notes to Condensed Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                        9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

Part II. Other Information:

         Item 1.  Legal Proceedings                                                    21

         Item 2.  Changes in Securities and Use of Proceeds                            21

         Item 3.  Defaults Upon Senior Securities                                      21

         Item 4.  Submission of Matters to a Vote of Security Holders                  21

         Item 5.  Other Information                                                    21

         Item 6.  Exhibits and Reports on Form 8-K                                     22

Signatures                                                                             23



  ePLUS INC AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
  UNAUDITED

                                                                       As of                   As of
                                                                 September 30, 1999       March 31, 1999
                                                                ----------------------------------------------
  ASSETS

  Cash and cash equivalents                                        $ 13,704,418             $ 7,891,661
  Accounts receivable                                                69,749,592              44,090,101
  Notes receivable                                                      556,676                 547,011
  Employee advances                                                      99,741                  20,078
  Inventories                                                         6,802,438                 658,355
  Investment in direct financing and sales type leases - net        191,163,216              83,370,950
  Investment in operating lease equipment - net                      13,311,791               3,530,179
  Property and equipment - net                                        2,033,366               2,018,133
  Other assets                                                       24,787,445              12,232,130
                                                                ===========================================
  TOTAL ASSETS                                                    $ 322,208,683           $ 154,358,598
                                                                ===========================================
  LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
  Accounts payable - trade                                         $ 22,391,147            $ 12,518,533
  Accounts payable - equipment                                       33,241,271              18,049,059
  Salaries and commissions payable                                      609,148                 535,876
  Accrued expenses and other liabilities                              4,804,574               4,638,708
  Recourse notes payable                                             68,556,986              19,081,137
  Nonrecourse notes payable                                         137,874,107              52,429,266
  Deferred taxes                                                      3,292,210               3,292,210
                                                                -------------------------------------------
  Total Liabilities                                               $ 270,769,443             110,544,789

  COMMITMENTS AND CONTINGENCIES                                               -                       -

  STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; 2,000,000 shares authorized;
     none issued or outstanding                                               -                       -
  Common stock, $.01 par value; 25,000,000 authorized;
     7,883,248 and 7,470,595 issued and outstanding at
     September 30, 1999 and March 31, 1999, respectively                 78,832                  74,706
  Additional paid-in capital                                         29,028,943              24,999,371
  Retained earnings                                                  22,331,465              18,739,732
                                                                -------------------------------------------
  Total Stockholders' Equity                                         51,439,240              43,813,809
                                                                -------------------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 322,208,683           $ 154,358,598
                                                                ===========================================

  See Notes to Condensed Consolidated Financial Statements.



ePLUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED
                                                                       Three months ended
                                                                         September 30,
                                                                    1999                    1998
                                                           ------------------------------------------------
REVENUES

Sales of equipment                                             $ 38,485,685             $ 19,830,451
Sales of leased equipment                                        14,135,588               11,648,919
                                                           ------------------------------------------------
                                                                 52,621,273               31,479,370

Lease revenues                                                    6,811,368                5,264,385
Fee and other income                                              1,759,091                1,257,340
                                                           ------------------------------------------------
                                                                  8,570,459                6,521,725
                                                           ------------------------------------------------
TOTAL REVENUES                                                   61,191,732               38,001,095
                                                           ------------------------------------------------
COSTS AND EXPENSES

Cost of sales, equipment                                         34,243,741               16,724,750
Cost of sales, leased equipment                                  13,534,152               11,340,648
                                                           ------------------------------------------------
                                                                 47,777,893               28,065,398

Direct lease costs                                                1,343,377                1,678,631
Professional and other fees                                         398,292                  322,528
Salaries and benefits                                             4,585,530                3,033,226
General and administrative expenses                               1,729,939                1,311,804
Interest and financing costs                                      1,874,540                  856,089
                                                           ------------------------------------------------
                                                                  9,931,678                7,202,278
                                                           ------------------------------------------------
TOTAL COSTS AND EXPENSES                                         57,709,571               35,267,676
                                                           ------------------------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                        3,482,161                2,733,419
                                                           ------------------------------------------------
PROVISION FOR INCOME TAXES                                        1,392,865                1,093,368
                                                           ------------------------------------------------
NET EARNINGS                                                    $ 2,089,296              $ 1,640,051
                                                           ================================================
NET EARNINGS PER COMMON SHARE - BASIC                                $ 0.28                   $ 0.26
                                                           ================================================
NET EARNINGS PER COMMON SHARE - DILUTED                              $ 0.28                   $ 0.25
                                                           ================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                       7,491,305                6,348,603
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                     7,570,015                6,439,658

See Notes to Condensed Consolidated Financial Statements.


ePLUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED
                                                                            Six months ended
                                                                              September 30,
                                                                       1999                    1998
                                                              ------------------------------------------------
REVENUES

Sales of equipment                                               $ 71,661,466             $ 30,104,885
Sales of leased equipment                                          28,521,412               36,559,565
                                                              ------------------------------------------------
                                                                  100,182,878               66,664,450

Lease revenues                                                     12,349,107               10,249,472
Fee and other income                                                3,030,867                2,669,974
                                                              ------------------------------------------------
                                                                   15,379,974               12,919,446
                                                              ------------------------------------------------
TOTAL REVENUES                                                    115,562,852               79,583,896
                                                              ------------------------------------------------
COSTS AND EXPENSES

Cost of sales, equipment                                           64,047,989               25,008,422
Cost of sales, leased equipment                                    27,659,584               36,153,714
                                                              ------------------------------------------------
                                                                   91,707,573               61,162,136

Direct lease costs                                                  2,292,387                3,670,459
Professional and other fees                                           821,176                  519,493
Salaries and benefits                                               8,586,600                5,401,827
General and administrative expenses                                 2,975,956                2,299,675
Interest and financing costs                                        3,192,895                1,357,394
                                                              ------------------------------------------------
                                                                   17,869,014               13,248,848
                                                              ------------------------------------------------
TOTAL COSTS AND EXPENSES                                          109,576,587               74,410,984
                                                              ------------------------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                          5,986,265                5,172,912
                                                              ------------------------------------------------
PROVISION FOR INCOME TAXES                                          2,394,507                2,069,165
                                                              ------------------------------------------------
NET EARNINGS                                                      $ 3,591,758              $ 3,103,747
                                                              ================================================

NET EARNINGS PER COMMON SHARE - BASIC                                  $ 0.48                   $ 0.50
                                                              ================================================
NET EARNINGS PER COMMON SHARE - DILUTED                                $ 0.48                   $ 0.49
                                                              ================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                         7,484,456                6,214,103
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                       7,519,904                6,346,548

See Notes to Condensed Consolidated Financial Statements.



ePLUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                               Six Months Ended
                                                                                 September 30,
                                                                             1999              1998
                                                                      -------------------------------------
Cash Flows From Operating Activities, net of effects of purchase acquisitions:
     Net earnings                                                          $ 3,591,758       $ 3,103,747
     Adjustments to reconcile net earnings to net cash used by
        operating activities:
           Depreciation and amortization                                     1,874,538         2,652,979
           Provision for credit losses                                         330,000           500,000
           Gain on sale of operating lease equipment                                 -            (3,689)
           Adjustment of basis to fair market value of equipment
              and investments                                                    6,000           268,506
           Payments from lessees directly to lenders                          (343,416)         (563,025)
           Loss on disposal of property and equipment                          166,251                 -
           Changes in assets and liabilities:
              Accounts receivable                                          (25,799,402)       (1,544,834)
              Other receivables                                                118,514         2,524,007
              Employee advances                                                (77,093)           14,194
              Inventories                                                     (923,563)       (4,297,786)
              Other assets                                                  (4,474,800)       (1,166,603)
              Accounts payable - equipment                                  15,192,212         7,794,860
              Accounts payable - trade                                       7,876,895        (5,737,180)
              Salaries and commissions payable, accrued
                 expenses and other liabilities                             (1,552,245)          687,224
                                                                      -----------------------------------
                    Net cash (used) provided by operating activities        (4,014,351)        4,232,400
                                                                      -----------------------------------

Cash Flows From Investing Activities, net of effects of purchase acquisitions:
     Proceeds from sale of operating equipment                                       -             3,750
     Purchase of operating lease equipment                                           -        (1,678,067)
     Increase in investment in direct financing and sales-type leases      (52,798,787)      (46,697,227)
     Purchases of property and equipment                                      (433,328)         (281,398)
     Cash used in acquisitions, net of cash acquired                        (1,845,730)       (3,485,279)
     Increase in other assets                                                  (58,649)         (437,809)
                                                                      -----------------------------------
                 Net cash used in investing activities                     (55,136,494)      (52,576,030)
                                                                      -----------------------------------

Cash Flows From Financing Activities, net of effects of purchase acquisitions:
     Borrowings:
        Nonrecourse                                                         52,622,001        18,512,294
        Recourse                                                               321,599           258,316
     Repayments:
        Nonrecourse                                                         (3,825,912)       (2,650,333)
        Recourse                                                              (438,405)          (80,011)
     Proceeds from issuance of capital stock, net of expenses                  133,272           177,931
     Proceeds from lines of credit                                          16,151,047        18,664,953
                                                                      -----------------------------------
                 Net cash provided by financing activities                  64,963,602        34,883,150
                                                                      -----------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                         5,812,757       (13,460,480)

Cash and Cash Equivalents, Beginning of Period                               7,891,661        18,683,796
                                                                      -----------------------------------
Cash and Cash Equivalents, End of Period                                  $ 13,704,418       $ 5,223,316
                                                                      ===================================

Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                               $  1,133,455         $ 216,428
                                                                      ===================================
     Cash paid for income taxes                                           $  1,640,501         $ 324,446
                                                                      ===================================

See Notes To Condensed Consolidated Financial Statements.

                           ePLUS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated interim financial statements of ePlus Inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were normal, recurring accruals.

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 1999 (the "Company's 1999 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

2.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

 The Company's investment in direct financing and sales-type leases consists of the following components:
                                                                         September 30,         March 31,
                                                                             1999                 1999
                                                                      ------------------   ------------------
                                                                                      (In thousands)
     Minimum lease payments                                                    $185,082             $ 75,449
     Estimated unguaranteed residual value                                       27,956               17,777
     Initial direct costs - net of amortization                                   2,244                1,606
     Less:  Unearned lease income                                              (23,573)             (10,915)
     Reserve for credit losses                                                    (546)                (546)
                                                                      ==================   ==================
     Investment in direct financing and sales type leases - net                $191,163             $ 83,371
                                                                      ==================   ==================


3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

The components of the net investment in operating lease equipment are as follows:

                                                                          September 30,        March 31,
                                                                             1999                 1999
                                                                       -----------------   ------------------
                                                                                  (In thousands)
     Cost of equipment under operating leases                                  $ 29,087              $ 8,742
     Initial direct costs                                                            20                   21
     Accumulated depreciation and amortization                                 (15,795)              (5,233)
                                                                       -----------------   ------------------

     Investment in operating lease equipment - net                             $ 13,312              $ 3,530
                                                                       =================   ==================

4.       BUSINESS COMBINATIONS

On July 12, 1999, the Company purchased certain assets and the sales operations of Daghigh Software Company, Inc., which operated its value added re-seller business as International Computer Networks and as ICN in the metropolitan Washington, DC area. The total consideration of $751,452 consisted of $251,452 in cash and the balance was a non-negotiable promissory note. The non-negotiable promissory note of $500,000 matures on August 9, 2000 and has interest of 8% payable monthly. The assets and staff were merged into a wholly-owned subsidiary of the Company, PC Plus, Inc. which is based in Herndon, Virginia, upon acquisition. Goodwill in the amount of $632,667 will be amortized on a straight-line basis over a fifteen-year period.

On September 30, 1999, the Company purchased all of the stock of CLG, Inc., a technology equipment leasing business, from Centura Bank, a wholly-owned subsidiary of Centura Banks, Inc. The acquisition added approximately 400 customers and $93 million of assets to the Company's leasing customer base in the Raleigh and Charlotte, North Carolina, Greenville, South Carolina, and southern Virginia commercial markets. Total consideration for the acquisition was $36.5 million, paid by the issuance of 392,990 shares of ePlus common stock valued at $3,900,425 (based on $9.925 per share), subordinated debt of $3,064,574 with an annual interest rate of 11% payable monthly and the principal repayment due on October 10, 2006 and can be prepaid at par in whole at anytime, and $29,535,001 of cash. The cash portion was partially generated by a non-recourse borrowing under an agreement with Fleet Business Credit Corporation, a wholly owned subsidiary of Fleet Bank, that provided $27,799,499 of cash at 7.25% using some of the CLG, Inc. leases as collateral. The transaction generated an initial goodwill amount of approximately $7,725,000 which will be amortized on a straight line basis over a fifteen year period. In connection with the acquisition, CLG, Inc. was merged into MLC Group, Inc., a wholly-owned subsidiary of ePlus Inc. on October 1, 1999.

The following unaudited pro-forma financial information presents the combined results of operations of CLG, Inc. as if the acquisition had occurred as of the beginning of the six months ended September 30, 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CLG, Inc. constituted a single entity during such periods.

                                            Six Months Ended September 30,
                                                     (in thousands)
                                                1999              1998
                                                ----              ----
Total Revenues                               131,562           105,836
Net Earnings                                   3,372             3,293
Net Earnings per Common Share - Basic           0.45              0.50
Net Earnings per Common Share - Diluted         0.45              0.49

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

                                              Lease       Value-added
                                            Financing     Re-selling       Total
                                            ---------     ----------       -----
                                                        (In Thousands)
Three months ended September 30, 1999

    Revenues                                $ 21,291      $ 39,901      $ 61,192
    Cost of sales                             13,600        34,178        47,778
    Selling, general and administrative
      expenses                                 3,913         4,144         8,057
                                               -----         -----         -----
    Segment earnings                           3,778         1,579         5,357
                                               -----         -----
    Interest expense                                                       1,875
                                                                           -----
    Earnings before income taxes                                           3,482
                                                                           =====
    Assets                                  $285,266      $ 36,943     $ 322,209


Three months ended September 30, 1998

    Revenues                                $ 18,202      $ 19,799      $ 38,001
    Cost of sales                             11,867        16,199        28,066
    Selling, general and administrative
      expenses                                 3,587         2,759         6,346
                                               -----         -----         -----
    Segment earnings                           2,748           841         3,589
                                               -----           ---
    Interest expense                                                         856
                                                                             ---
    Earnings before income taxes                                           2,733
                                                                           =====
    Assets                                  $108,210      $ 21,600     $ 129,810

                                            Lease      Value-added
                                          Financing     Re-selling         Total
                                          ---------     ----------         -----
                                                    (In Thousands)

Six months ended September 30, 1999

  Revenues                                 $ 41,524       $ 74,039     $ 115,563
  Cost of sales                              27,840         63,868        91,708
  Selling, general and administrative
    expenses                                  7,327          7,349        14,676
                                              -----          -----        ------
  Segment earnings                            6,357          2,822         9,179
                                              -----          -----
  Interest expense                                                         3,193
                                                                           -----
  Earnings before income taxes                                             5,986
                                                                           =====
  Assets                                  $ 285,266       $ 36,943     $ 322,209

Six months ended September 30, 1998

  Revenues                                 $ 49,579       $ 30,005      $ 79,584
  Cost of sales                              37,108         24,054        61,162
  Selling, general and administrative
    expenses                                  7,276          4,616        11,892
                                              -----          -----        ------
  Segment earnings                            5,195          1,335         6,530
                                              -----          -----
  Interest expense                                                         1,357
                                                                           -----
  Earnings before income taxes                                             5,173
                                                                           =====
  Assets                                  $ 108,210       $ 21,600     $ 129,810


6.       SUBSEQUENT EVENT

On October 25, 1999, MLC Holdings, Inc. issued a press release that announced that it had changed its name to ePlus, Inc. and will be operating under the name ePlus, effective November 1, 1999. ePlus will trade under the ticker symbol "PLUS" on the NASDAQ national market.

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

Initial Direct Costs. Initial direct costs related to the origination of sales-type, direct financing or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

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

RESULTS OF OPERATIONS - Three and Six Months Ended September 30, 1999 Compared to Three and Six Months Ended September 30, 1998

The following discussion and analysis of the Company's results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and six month periods ended September 30, 1999 and 1998.

Total revenues generated by the Company during the three month period ended September 30, 1999 were $61,191,732, compared to revenues of $38,001,095 during the comparable period in the prior fiscal year, an increase of 61.0%. During the six month period ended September 30, total revenues were $115,562,852 and $79,583,896 in 1999 and 1998, respectively, an increase of 45.2%. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 67.2% to $52,621,273 during the three month period ended September 30, 1998, as compared to $31,479,370 in the corresponding period in the prior fiscal year. For the six month period ended September 30 1999, sales increased 50.3% to $100,182,878 over the corresponding period in the prior year.

During the three months ended September 30, 1999 and 1998, sales to MLC/CLC, LLC, an institutional equity partner of the Company, accounted for 27.3% and 100% of sales of leased equipment, respectively. During the six month periods ended September 30, sales to MLC/CLC LLC accounted for 31% and 100% of 1999 and 1998 sales of leased equipment, respectively. Sales to the Company's equity joint ventures require the consent of the relevant joint venture partner. While management expects the continued availability of equity financing through this joint venture, if such consent is withheld, or financing from this entity otherwise becomes unavailable, it could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flows until other equity financing arrangements are secured.

Sales of equipment, both new and used, are generated through the Company's equipment brokerage and re-marketing activities, and through its value-added reseller ("VAR") subsidiaries. Sales of equipment increased during the three month period (94.1%) $18,655,234 compared to the corresponding period in the prior fiscal year. For the fiscal year to date through September 30, equipment sales increased 138.0% to $71,661,466. On a pro forma basis, had CLG, Inc.'s equipment sales been included throughout the periods presented, equipment sales would have increased 23.5% and 66.3% during the three and six month periods ended September 30, 1999, respectively, as compared to the comparable periods in the prior fiscal year. The Company's brokerage and re-marketing activities accounted for .17% and 3.6% of equipment sales during the three month period in 1999 and 1998, respectively. During the six month periods ended September 30, brokerage and re-marketing activities accounted for .3% and 4.1% of 1999 and 1998 sales, respectively. Brokerage and re-marketing revenue can vary significantly from period to period, depending on the volume and timing of transactions, and the availability of equipment for sale. Sales of equipment through the Company's VAR subsidiaries accounted for the remaining portion of equipment sales.

The Company realized a gross margin on sales of equipment of 11.0% and 10.6% for the three and six month periods ended September 30, 1999, respectively, as compared to a gross margin of 15.7% and 16.9% realized on sales of equipment generated during the three and six months periods, respectively, in the prior fiscal year. This decrease in net margin percentage can be attributed to the Company's July 1, 1998 acquisition of PC Plus, Inc., who has a concentration of higher volume customers with lower gross margin percentages. The Company's gross margin on sales of equipment can be affected by the mix and volume of products sold.

The gross margin generated on sales of leased equipment represent the sale of the equity portion of equipment placed under lease and can vary significantly depending on the nature, and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. For example, a lower margin or a loss on the equity portion of a transaction is often offset by higher lease earnings and/or a higher gain on the debt funding recognized under SFAS No. 125. Additionally, leases which have been debt funded prior to their equity sale will result in a lower sales and cost of sale figure, but the net earnings from the transaction will be the same as had the deal been debt funded subsequent to the sale of the equity. During the three month period ended September 30, 1999, the Company recognized a gross margin of $601,436 on equity sales of $14,135,588, as compared to a gross margin of $308,271 on equity sales of $11,648,919 during the same period in the prior fiscal year. For the fiscal year to date through September 30, 1999, the Company recognized a gross margin of $861,828 on equity sales of $28,521,412, as compared to a gross margin of $405,851 on equity sales of $36,559,565 during the same period in the prior fiscal year.

The Company's lease revenues increased 29.4% to $6,811,368 for the three-month period ended September 30, 1999, compared with the corresponding period in the prior fiscal year. For the fiscal year to date through September 30, lease revenues increased 20.5% to $12,349,107 for the 1999 period compared to the same period in 1998. This increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing and sales-type leases. The investment in direct financing and sales-type leases at September 30, 1999 and March 31, 1999 were $191,163,216 and $83,370,950, respectively. The September 30, 1999 balance represents an increase of $107,792,266 or 129.3% over the balance as of March 31, 1999. $72 million of this increase is attributable to the acquisition of CLG, Inc. on September 30, 1999 (see Note 4). In addition, lease revenue includes the gain or loss on the sale of certain financial assets, as required under the provisions of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") which was effective beginning January 1, 1997. During the three and six month periods ending September 30, 1999, fewer of the Company's debt funding transactions qualified for gain on sale treatment prescribed under SFAS No. 125 as compared to the comparable periods in the prior fiscal year.

For the three and six months ended September 30, 1999, fee and other income increased 40.0% and 13.5%, respectively, over the comparable period in the prior fiscal year. This increase is attributable to increases in revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's VAR subsidiaries. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs decreased 20.0% and 37.5% during the three and six month periods ended September 30, 1999, as compared to the same periods in the prior fiscal year. The largest component of direct lease costs is depreciation on operating lease equipment, and the decrease is primarily attributable to reduced depreciation on a smaller operating lease portfolio. In addition, the decrease is attributable to a reduction in the provision for credit losses at September 30, 1999.

Salaries and benefits expenses increased 51.1% during the three month period ended September 30, 1999 over the same period in the prior year. For the fiscal year to date through September 30, 1999, salaries and benefits had increased 59.0% over the prior year. These increases reflect both the higher commission expenses in the value added reseller businesses and the increased number of personnel employed by the Company.

Interest and financing costs incurred by the Company for the three and six months ended September 30, 1999 amounted to $1,874,540 and $3,192,895 respectively, and relate to interest costs on the Company's lines of credit and notes payable. Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee. The increase in interest and financing costs are primarily due to the Company's increased utilization of its operating lines of credit during the three and six month periods in the current fiscal year as compared to the prior fiscal year.

The Company's provision for income taxes increased to $1,392,865 for the three months ended September 30, 1999 from $1,093,368 for the three months ended September 30, 1998, reflecting an effective income tax rate of 40.0% for both periods. For the six months ended September 30, 1999, the Company's provision for income tax was $2,394,507, as compared to $2,069,165 during the comparable period in the prior year, reflecting effective income tax rates of 40.0% for both periods.

The foregoing resulted in a 27.4% and 15.7% increase in net earnings for the three and six month periods ended September 30, 1999, respectively, as compared to the same periods in the prior fiscal year.

Basic and fully diluted earnings per common share were $.28, for the three months ended September 30, 1999, as compared to $.26 and .25, respectively, for the three months ended September 30, 1998, based on weighted average common shares outstanding of 7,491,305 and 7,570,015, respectively, for 1999, and 6,348,603 and 6,439,658, respectively, for 1998. For the fiscal year to date through September 30, 1999, the Company's basic and fully diluted earnings per common share were $.48, as compared to $.50 and $.49, respectively, for the same period in 1998, based on weighted average common shares outstanding of 7,484,456 and 7,519,904, respectively, for 1999, and 6,214,103 and 6,346,548, respectively, for 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended September 30, 1999, the Company used cash flows from operations of $4,014,351, and used cash flows from investing activities of $55,136,494. Cash flows generated by financing activities amounted to $64,963,602 during the same period. The net effect of these cash flows was to increase cash and cash equivalents by $5,812,757 during the six month period. During the same period, the Company's total assets increased $167,850,085, or 108.7%, primarily the result of increases in direct financing leases and the acquisition of CLG, Inc., a wholly-owned subsidiary, on September 30, 1999. The Company's net investment in operating lease equipment also increased during the period as a result of the CLG, Inc. acquisition.

The financing necessary to support the Company's leasing activities has principally been provided from non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from money centers, regional banks, insurance companies, finance companies and financial intermediaries.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of September 30, 1999, the Company had $33,241,271 of unpaid equipment cost, as compared to $18,049,059 at March 31, 1999.

Prior to the permanent financing of its leases, interim financing has been obtained through short-term, secured, recourse facilities through First Union National Bank, N.A. ePlus Inc., with its two wholly-owned subsidiaries, MLC Group, Inc., and MLC Federal, Inc., as co-borrowers, has established a
$50,000,000 committed recourse line of credit which is subject to the availability of sufficient collateral in the borrowing base.

The First Union Credit Facility, which was effective as of December 18, 1998 has the following terms:

o interest at LIBOR + 150 basis points, or, at our option, prime minus one-half percent; and

o each draw is subject to the availability of sufficient collateral as provided in the borrowing base.

The First Union Credit Facility is secured by certain of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment. In addition, ePlus Inc. has entered into pledge agreements to pledge the common stock of each of its subsidiaries. The availability of the line is subject to a borrowing base, which consists of inventory, receivables, purchased assets, and leases. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by ePlus and may be further limited by certain covenants and terms and conditions of the facilities. In the event that ePlus is unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain period of time, the availability of credit under the lines could be diminished or eliminated. Furthermore, in the event that receivables collateralizing the line are uncollectible, ePlus would be responsible for repayment of the lines of credit.

The First Union Credit Facility contains a number of covenants binding on ePlus, requiring, among other things, minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum amount of guarantees of subsidiary obligations, mergers, acquisitions, and asset sales. This facility is fully recourse, secured by first-priority blanket liens on all of ePlus's assets. Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. The latest First Union Credit Facility expires on December 18, 1999. First Union National Bank, N.A. has syndicated this facility to other participants each for $7,000,000. The other participants are Riggs Bank, N.A., Key Bank, N.A., Summit Bank, N.A., Bank Leumi USA, and Wachovia Bank., N.A. As of September 30, 1999, the Company had an outstanding balance of $33.5 million on the First Union Credit Facility.

MLC Network Solutions,("MLC Network Solutions") Educational Computer Concepts, Inc. ("ECC, Inc.") and PC Plus have separate credit sources to finance their working capital requirements for inventories and accounts receivable. Their traditional business as value-added resellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty to forty days is not charged to us but is paid for by the supplier/distributor. These floor plan liabilities are recorded in our financial records under trade accounts payable as they are normally repaid within the thirty to forty day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty day obligation is not paid timely, interest is then assessed at stated contractual rates.

As of September 30, 1999, the floor planning agreements are as follows:

                                                                     Balance at
                                                        Credit     September 30,
     Entity              Floor Plan Supplier            Limit           1999
     ------              -------------------            -----           ----
MLC Network Solutions   Deutsche Financial, Inc.    $  1,975,000    $  1,503,484
                        Finova Capital Corporation  $  4,000,000    $    156,873
                        IBM Credit Corporation      $    225,000    $        314

ECC Inc.                Finova Capital Corporation  $  5,000,000    $  3,115,376
                        IBM Credit Corporation      $    750,000    $     52,231

PC Plus                 Bank of America             $ 11,000,000    $    816,962


All of the above credit facility limits have been increased during the year to provide the credit capacity to increase our sales on account. ECC, Inc. also has a line of credit in place with PNC Bank, N.A. which expires on

July 31, 2000. This asset based line has a maximum credit limit of $2,500,000 and interest charges are set at the bank's prime rate. The outstanding balance was $544,000 as of September 30, 1999. The credit facilities provided by Finova Capital Corporation and PNC Banks, N.A., are required to be guaranteed by ePlus Inc.

Non-recourse debt and debt that is partially recourse is provided by various lending institutions. The Company has formal programs with Heller Financial, Inc., Key Corporate Capital, Inc., and Sanwa Business Credit Corporation. These programs require that each transaction is specifically approved and done solely at the lender's discretion.

Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. See "Item 2, Management's Discussion and Analysis of Results of Operations, Financial Condition."

Partial Recourse Borrowing Facilities. On March 12, 1997, the Company established a $10,000,000 credit facility agreement with Heller Financial, Inc. ("Heller"). Under the terms of the Heller Facility, a maximum amount of $10,000,000 was available to borrow provided that each draw was subject to the approval of Heller. On March 12, 1998, the formal commitment from Heller to fund additional advances under the line was allowed to expire, however, we are still transacting business as if the formal agreement terms are in place. The primary purpose of the Heller Facility was for the permanent fixed-rate discounting of rents for commercial leases of information technology assets with the Company's middle-market customers. As of September 30, 1999, the balance on this account was $3,099,356. Each advance under the facility bears interest at an annual rate equal to the sum of the weekly average U.S. Treasury Constant Maturities for a Treasury Note having approximately an equal term as the weighted average term of the contracts subject to the advance, plus an index ranging from 1.75% to 3.00%, depending on the amount of the advance and the credit rating (if any) of the lessee. The Heller Facility contains a number of contractual covenants and is a limited recourse facility, secured by a first-priority lien in the lease contracts and chattel paper relating to each loan advance, the equipment under the lease contracts, a 10% cross-collateralized first loss guarantee, and all books, records and proceeds. The Heller Facility was made to MLC Group and is guaranteed by ePlus. The Heller Facility is subject to their sole discretion, and is further subject to MLC Group's compliance with certain conditions and procedures.

Through MLC/CLC, LLC, the Company has a formal joint venture agreement which provides the equity investment financing for certain of the Company's transactions. Firstar Equipment Finance Company ("FEFCO"), formerly Cargill Leasing Corporation, is an unaffiliated investor which owns 95% of MLC/CLC, LLC. FEFCO's parent company, Firstar Corporation, is a $20 billion bank holding company which is publicly traded on the New York Stock Exchange under the symbol "FSR". This joint venture arrangement enables the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment is attributable to sales to MLC/CLC,LLC. (See "RESULTS OF OPERATIONS").

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment lease to MLC/CLC, LLC , or other internal means of financing. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all.

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

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the first two quarters of fiscal 2000.

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

YEAR 2000 ISSUE

The Company has identified all significant hardware and software applications, both IT and non-IT based, that will require upgrade or modification to ensure Year 2000 compliance. The upgrade and/or modification of the majority of these systems is substantially complete. The Company anticipates completing the process of modifying and/or upgrading its remaining systems by December 31, 1999. The total cost of these Year 2000 compliance activities has not been, nor is it anticipated to become, material to the Company's financial position, results of operations or cash flows in any given year.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. Should interest rates significantly increase, the Company would incur higher interest expense, and to the extent that the Company is unable to recover these higher costs, which could potentially lower earnings.



                                      -20

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable

Item 3.  Defaults Under Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     On September 13, 1999, the Company held its Annual Meeting of Stockholders.

     1. At the Annual Meeting, Phillip G. Norton was elected to the Board of Directors as a Class II director to hold office for three years until his successor has been duly elected and shall qualify, with votes cast and withheld as follows:
          For                Withheld
          -----------------------------
          6,496,677           986,085

     2. At the Annual Meeting, Bruce M. Bowen was elected to the Board of Directors as a Class II director to hold office for three years until his successor has been duly elected and shall qualify, with votes cast and withheld as follows:
          For                    Withheld
          -------------------------------
          6,496,677                986,085

         In  addition,   the  Company's   stockholders  approved  the  following
         proposals  at  the  Annual   Meeting,   with  votes  for  and  against,
         abstentions and broker non-votes follow:

     3.   To change the Company's name to ePlus, Inc.
          For                   Against          Broker Non-Votes
          -------------------------------------------------------
          6,493,778             3,049                     985,935

     4. To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the Company's fiscal year ending March 31, 2000.
          For                   Against          Broker Non-Votes
          -------------------------------------------------------
          6,495,703             150                       986,909


Item 5.  OTHER INFORMATION
         Not Applicable

Item 6(a)  Exhibits

           Exhibit
           Number      Description                                        Page
        -------------- ---------------------------------------------------------

           27.1        Financial Data Schedule                             24



Item 6(b)  Reports on Form 8-K

         During the second fiscal quarter covered by this report, the Company filed the following Current Reports on Form 8-K:

         Form 8-K dated  September  10,  1999 and filed with the  Commission  on
         September 14, 1999, reporting interim information regarding the acquisition of CLG, Inc. of Raleigh, North Carolina. No financial statements were included.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                ePLUS INC.


                                /s/ PHILLIP G. NORTON
                                By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                Date: November 15, 1999


                                /s/ STEVEN J. MENCARINI
                                By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                                Date: November 15, 1999