Form 10-Q/A
period 1999-09-30
EPLUS INC
filed 2000-01-20
CIK 1022408

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares of Common Stock outstanding as of January 11, 2000, was 7,930,860.



                                EXPLANATORY NOTE
                                ----------------

     THIS  FORM  10-Q/A  IS  BEING   FILED  TO  INCLUDE  A  RESTATED   CONDENSED
     CONSOLIDATED BALANCE SHEET IN PART I, ITEM 1.




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

                                                                       As of                   As of
                                                                 September 30, 1999       March 31, 1999
                                                                ----------------------------------------------
  ASSETS

  Cash and cash equivalents                                        $ 13,704,418             $ 7,891,661
  Accounts receivable                                                69,749,592              44,090,101
  Notes receivable                                                      556,676                 547,011
  Employee advances                                                      99,741                  20,078
  Inventories                                                         6,802,438                 658,355
  Investment in direct financing and sales type leases - net        191,163,216              83,370,950
  Investment in operating lease equipment - net                      13,311,791               3,530,179
  Property and equipment - net                                        2,033,366               2,018,133
  Other assets                                                       24,787,445              12,232,130
                                                                ===========================================
  TOTAL ASSETS                                                    $ 322,208,683           $ 154,358,598
                                                                ===========================================
  LIABILITIES AND STOCKHOLDERS' EQUITY


  LIABILITIES
  Accounts payable - trade                                         $ 22,391,147            $ 12,518,533
  Accounts payable - equipment                                       33,241,271              18,049,059
  Salaries and commissions payable                                      609,148                 535,876
  Accrued expenses and other liabilities                              4,804,574               4,638,708
  Recourse notes payable                                             36,250,950              19,081,137
  Nonrecourse notes payable                                         170,180,143              52,429,266
  Deferred taxes                                                      3,292,210               3,292,210
                                                                -------------------------------------------
  Total Liabilities                                               $ 270,769,443             110,544,789


  COMMITMENTS AND CONTINGENCIES                                               -                       -

  STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; 2,000,000 shares authorized;
     none issued or outstanding                                               -                       -
  Common stock, $.01 par value; 25,000,000 authorized;
     7,883,248 and 7,470,595 issued and outstanding at
     September 30, 1999 and March 31, 1999, respectively                 78,832                  74,706
  Additional paid-in capital                                         29,028,943              24,999,371
  Retained earnings                                                  22,331,465              18,739,732
                                                                -------------------------------------------
  Total Stockholders' Equity                                         51,439,240              43,813,809
                                                                -------------------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 322,208,683           $ 154,358,598
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

                                ePLUS INC.

                                ---------------------------------
                                /s/ PHILLIP G. NORTON
                                By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                Date: January 20, 2000





                                ---------------------------------
                                /s/ STEVEN J. MENCARINI
                                By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                                Date: January 20, 2000