Form 10-Q
period 1999-12-31
EPLUS INC
filed 2000-02-14
CIK 1022408

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         The number of shares of Common Stock outstanding as of January 27, 2000, was 7,933,760.

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1999 and December 31, 1999                       2

                  Condensed Consolidated Statements of Earnings
                  Three Months Ended December 31, 1998 and 1999              3

                  Condensed Consolidated Statements of Earnings,
                  Nine Months Ended December 31, 1998 and 1999               4

                  Condensed Consolidated Statements of Cash Flows,
                  Nine Months Ended December 31, 1998 and 1999               5

                  Notes to Condensed Consolidated Financial Statements       7

         Item 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                     11

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                               22

Part II. Other Information:

         Item 1.  Legal Proceedings                                         22

         Item 2.  Changes in Securities and Use of Proceeds                 22

         Item 3.  Defaults Upon Senior Securities                           22

         Item 4.  Submission of Matters to a Vote of Security Holders       22

         Item 5.  Other Information                                         22

         Item 6.  Exhibits and Reports on Form 8-K                          23

Signatures                                                                  24


  ePlus inc. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
  UNAUDITED
                                                            As of              As of
                                                        March 31, 1999    December 31, 1999
                                                       ------------------------------------
  ASSETS

  Cash and cash equivalents                             $   7,891,661       $  11,687,340
  Accounts receivable                                      44,090,101          63,387,971
  Notes receivable                                            547,011           4,951,519
  Employee advances                                            20,078              82,235
  Inventories                                                 658,355           1,837,161
  Investment in direct financing
    and sales type leases - net                            83,370,950         204,280,675
  Investment in operating lease
    equipment - net                                         3,530,179          11,684,087
  Property and equipment - net                              2,018,133           2,533,112
  Other assets                                             12,232,130          19,415,758
                                                       ==================================
  TOTAL ASSETS                                          $ 154,358,598       $ 319,859,858
                                                       ==================================


  LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
  Accounts payable - trade                               $ 12,518,533       $  18,515,180
  Accounts payable - equipment                             18,049,059          30,192,860
  Salaries and commissions payable                            535,876             960,781
  Accrued expenses and other liabilities                    4,638,708           3,080,799
  Recourse notes payable                                   19,081,137          30,709,254
  Nonrecourse notes payable                                52,429,266         179,102,322
  Deferred taxes                                            3,292,210           3,292,210
                                                       ----------------------------------
  Total Liabilities                                       110,544,789         265,853,406

  COMMITMENTS AND CONTINGENCIES                             -                      -

  STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; 2,000,000
     shares authorized; none issued or outstanding          -                      -
  Common stock, $.01 par value; 25,000,000
     authorized; 7,470,595 and 7,904,544 issued
     and outstanding at March 31, 1999 and
     December 31, 1999, respectively                            74,706             79,045
  Additional paid-in capital                                24,999,371         29,225,488
  Retained earnings                                         18,739,732         24,701,919
                                                      -----------------------------------
  Total Stockholders' Equity                                43,813,809         54,006,452
                                                      ===================================
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 154,358,598      $ 319,859,858
                                                      ===================================

  See Notes to Condensed Consolidated Financial Statements.


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED
                                                                      Three months ended
                                                                          December 31,
                                                                  1998                    1999
                                                                  ----                    ----

REVENUES

Sales of equipment                                          $ 25,635,591             $ 47,188,893
Sales of leased equipment                                     38,053,115               16,360,757
                                                            -------------------------------------
                                                              63,688,706               63,549,650

Lease revenues                                                 4,745,035                9,467,586
Fee and other income                                           1,512,952                2,925,506
ePlusSuiteSM revenues                                                  -                  297,453
                                                            -------------------------------------
                                                               6,257,987               12,690,545
                                                            -------------------------------------
TOTAL REVENUES                                                69,946,693               76,240,195
                                                            -------------------------------------
COSTS AND EXPENSES

Cost of sales, equipment                                      22,148,807               42,315,260
Cost of sales, leased equipment                               37,476,294               15,309,659
                                                            -------------------------------------
                                                              59,625,101               57,624,919

Direct lease costs                                             1,550,955                3,116,460
Professional and other fees                                      375,094                  566,365
Salaries and benefits                                          3,106,179                5,101,722
General and administrative expenses                            1,318,912                1,841,111
Interest and financing costs                                   1,140,617                4,038,850
                                                            -------------------------------------
                                                               7,491,757               14,664,508
                                                            -------------------------------------
TOTAL COSTS AND EXPENSES                                      67,116,858               72,289,427
                                                            -------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                     2,829,835                3,950,768
                                                            -------------------------------------
PROVISION FOR INCOME TAXES                                     1,131,934                1,580,340
                                                            -------------------------------------
NET EARNINGS                                                 $ 1,697,901              $ 2,370,428
                                                            =====================================

NET EARNINGS PER COMMON SHARE - BASIC                             $ 0.24                   $ 0.30
                                                            =====================================
NET EARNINGS PER COMMON SHARE - DILUTED                           $ 0.24                   $ 0.26
                                                            =====================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                    7,189,324                7,885,729
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                  7,220,060                9,092,317

See Notes to Condensed Consolidated Financial Statements.


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED
                                                                   Nine Months ended
                                                                      December 31,
                                                             1998                    1999
                                                             ----                    ----

REVENUES

Sales of equipment                                      $ 55,740,476            $ 118,850,359
Sales of leased equipment                                 74,612,679               44,882,169
                                                        -------------------------------------
                                                         130,353,155              163,732,528

Lease revenues                                            14,994,505               21,816,694
Fee and other income                                       4,182,928                5,956,374
ePlusSuiteSM revenues                                              -                  297,453
                                                        -------------------------------------
                                                          19,177,433               28,070,521

                                                        -------------------------------------
TOTAL REVENUES                                           149,530,588              191,803,049
                                                        -------------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                  47,157,230              106,363,250
Cost of sales, leased equipment                           73,630,008               42,969,242
                                                        -------------------------------------
                                                         120,787,238              149,332,492

Direct lease costs                                         5,221,414                5,408,846
Professional and other fees                                  894,587                1,387,540
Salaries and benefits                                      8,508,006               13,688,322
General and administrative expenses                        3,618,588                4,817,067
Interest and financing costs                               2,498,012                7,231,746
                                                        -------------------------------------
                                                          20,740,607               32,533,521
                                                        -------------------------------------
TOTAL COSTS AND EXPENSES                                 141,527,845              181,866,013
                                                        -------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                 8,002,743                9,937,036
                                                        -------------------------------------

PROVISION FOR INCOME TAXES                                 3,201,099                3,974,847
                                                        -------------------------------------
NET EARNINGS                                             $ 4,801,644              $ 5,962,189
                                                        =====================================

NET EARNINGS PER COMMON SHARE - BASIC                         $ 0.73                   $ 0.78
                                                        =====================================
NET EARNINGS PER COMMON SHARE - DILUTED                       $ 0.72                   $ 0.70
                                                        =====================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                6,540,359                7,618,700
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED              6,648,754                8,554,461

See Notes to Condensed Consolidated Financial Statements.


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                             Nine Months Ended
                                                                                                December 31,
                                                                                         1998                  1999
                                                                                         ----                  ----

Cash Flows From Operating Activities:
  Net earnings                                                                       $ 4,801,644          $ 5,962,189
  Adjustments to reconcile net earnings to net cash used in
   operating activities:
      Depreciation and amortization                                                    3,850,449            4,979,393
      Increase in provision for credit losses                                            500,000              360,000
      Gain on sale of operating lease equipment                                           (5,267)            (402,036)
      Loss on disposal of property and equipment                                           9,809               45,798
      Adjustment of basis to fair market value of equipment and investments              268,506                9,000
      Payments from lessees directly to lenders                                         (771,465)          (4,043,648)
      Changes in assets and liabilities, net of effects of purchase acquisitions:
         Accounts receivable                                                          (5,837,220)         (16,369,538)
         Other receivables                                                            (2,811,095)          (3,998,476)
         Employee advances                                                                26,630              (54,496)
         Inventories                                                                   1,036,507            4,087,197
         Other assets                                                                 (2,764,961)             341,043
         Accounts payable - equipment                                                 (1,397,591)             466,121
         Accounts payable - trade                                                     (2,032,538)          11,287,990
         Salaries and commissions payable, accrued
            expenses and other liabilities                                             2,195,466           (3,413,888)
                                                                                 -------------------------------------
               Net cash used in operating activities                                  (2,931,126)            (743,351)
                                                                                 -------------------------------------

Cash Flows From Investing Activities:
      Proceeds from sale of operating lease equipment                                     22,151              781,599
      Purchase of operating lease equipment                                           (1,824,989)          (1,385,105)
      Increase in investment in direct financing and sales-type leases               (66,557,986)         (83,492,103)
      Purchases of property and equipment                                               (915,346)            (980,036)
      Proceeds from sale of property and equipment                                         2,000                    -
      Cash used in acquisitions, net of cash acquired                                 (3,485,279)          (1,845,730)
      Increase in other assets                                                          (709,216)            (135,718)
                                                                                 -------------------------------------
                  Net cash used in investing activities                              (73,468,665)         (87,057,093)
                                                                                 -------------------------------------

Cash Flows From Financing Activities:
      Borrowings:
         Nonrecourse                                                                  53,236,003           82,444,589
         Recourse                                                                        319,586            4,905,701
      Repayments:
         Nonrecourse                                                                  (3,640,341)          (6,727,946)
         Recourse                                                                       (136,833)            (938,773)
      Proceeds from issuance of capital stock, net of expenses                           177,931              330,030
      Proceeds from sale of stock, net of underwriting costs                           9,725,742                    -
      Proceeds from lines of credit                                                    5,440,157           11,582,522
                                                                                 ------------------------------------
                  Net cash provided by financing activities                           65,122,245           91,596,123
                                                                                 ------------------------------------


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
UNAUDITED
                                                                                               Nine Months Ended
                                                                                                 December 31,
                                                                                           1998                  1999
                                                                                           ----                  ----

Net (Decrease) Increase in Cash and Cash Equivalents                                  $(11,277,546)        $  3,795,679

Cash and Cash Equivalents, Beginning of Period                                          18,683,796            7,891,661
                                                                                      ---------------------------------
Cash and Cash Equivalents, End of Period                                              $  7,406,250         $ 11,687,340
                                                                                      =================================
Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest                                                          $    990,676         $  2,797,802
      Cash paid for income taxes                                                      $  2,443,818         $  4,463,357

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

2.  INVESTMENT IN DIRECT FINANCING AND SALES TYPE LEASES

The Company's investment in direct financing and sales type leases consists of the following components:

                                                         March 31,  December 31,
                                                           1999        1999
                                                       -----------  ------------
                                                             (In thousands)
     Minimum lease payments                           $   75,449     $  197,366
     Estimated unguaranteed residual value                17,777         31,471
     Initial direct costs - net of amortization            1,606          2,419
     Less:  Unearned lease income                       (10,915)       (25,429)
     Reserve for credit losses                             (546)        (1,546)
                                                      ===========   ============
     Investment in direct financing and sales
     type leases - net                                $   83,371     $  204,281
                                                      ===========   ============


3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

 The components of the net investment in operating lease equipment are as follows:

                                                        March 31,   December 31,
                                                          1999         1999
                                                       ---------   -------------
                                                           (In thousands)
     Cost of equipment under operating leases           $   8,742   $  28,820
     Initial direct costs                                      21          20
     Less: Accumulated depreciation and amortization      (5,233)     (17,156)
                                                        ----------  ------------

     Investment in operating lease equipment - net      $   3,530   $  11,684
                                                        ==========  ============

4.  BUSINESS COMBINATIONS

On July 12, 1999, the Company purchased certain assets and the sales operations of Daghigh Software Company, Inc., which operated its technology sales business as International Computer Networks and as ICN in the metropolitan Washington, DC area. The total consideration of $751,452 consisted of $251,452 in cash and a $500,000, 8% interest bearing, non-negotiable promissory note, payable monthly, which matures on August 9, 2000. The assets and staff were merged into PC Plus, Inc., a wholly-owned subsidiary of the Company. Goodwill in the amount of $632,667 is being amortized on a straight-line basis over a fifteen year period.

On September 30, 1999, the Company purchased all of the stock of CLG, Inc., a technology equipment leasing business, from Centura Bank. The acquisition added approximately 400 customers and $93 million of assets to the Company's leasing customer base in the Raleigh and Charlotte, North Carolina, Greenville, South Carolina, and southern Virginia commercial markets. Total consideration for the acquisition was $36.5 million, paid by the issuance of 392,990 shares of ePlus inc. common stock valued at $3,900,425 (based on $9.925 per share), subordinated debt of $3,064,574 and $29,535,001 in cash. The subordinated debt bears annual interest at 11%, payable monthly, and the principal repayment is due on October 10, 2006. The note may be prepaid in whole at anytime at its par value. The cash portion was partially financed by a non-recourse borrowing under an agreement with Fleet Business Credit Corporation, which provided $27,799,499 of cash at 7.25% and is collateralized by certain CLG, Inc. leases. Initial goodwill of $7,869,636 is being amortized on a straight line basis over a fifteen year period. Concurrent with the acquisition, CLG, Inc. was merged into MLC Group, Inc., a wholly-owned subsidiary of ePlus inc.

The following unaudited pro-forma financial information presents the combined results of operations of the Company and CLG, Inc. as if the acquisition had occurred as of the beginning of the nine months ended December 31, 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CLG, Inc. constituted a single entity during such periods.

                                                  Nine Months Ended December 31,
                                                      1998            1999
                                                      ----            ----
                                                         (In Thousands)

     Total revenues                                $ 187,470       $ 208,458
     Net earnings                                      5,468           5,652
     Net earnings per common share - basic              0.79            0.72
     Net earnings per common share - diluted            0.78            0.64


5.  SEGMENT REPORTING

The Company manages its business segments on the basis of the products and services offered. The Company's reportable segments consist of its traditional financing and technology business units (previously known as the lease financing and value added re-selling segments), as well as its newly created electronic commerce ("e-commerce") business unit. The financing business unit offers lease financing solutions to corporations and governmental entities nationwide. The technology business unit sells information technology equipment and related services primarily to corporate customers in the eastern United States. The e-commerce business unit provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The Company evaluates segment performance on the basis of segment net earnings.

Sales of equipment for the e-commerce business unit represent customer equipment purchases executed through Procure+, an element of the Company's e-commerce business solution. The amounts charged for using Procure+ are presented as ePlusSuiteSM revenues in the statement of earnings. The e-commerce business unit's assets consist primarily of capitalized software costs.

The accounting policies of the financing and technology business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies" in the Company's 1999 Form 10-K. Amounts charged for the e-commerce business unit's Procure+ service are recognized as services are rendered. Amounts charged for the Manage+ service will be recognized on a straight line basis over the period the services are to be provided, though no such amounts have been recognized to date. Selected Accounting Policies are described in "Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition." Corporate overhead expenses are allocated to the three segments on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.



                                     Financing    Technology    E-commerce
                                      Business     Business      Business
                                        Unit         Unit          Unit          Total
                                        ----         ----          ----          -----
                                                 (In Thousands)
Three months ended
  December 31, 1998
Sales of equipment                $    541,800  $ 25,093,791   $        -   $ 25,635,591
Sales of leased equipment           38,053,115           -              -     38,053,115
Lease revenues                       4,745,035           -              -      4,745,035
Fee and other income                   892,794       620,158            -      1,512,952
                                    ----------    ----------                  ----------
    Total Revenues                  44,232,744    25,713,949            -     69,946,693

Cost of sales                       37,986,717    21,638,384            -     59,625,101
Direct lease costs                   1,550,955            --            -      1,550,955
Selling, general and
  administrative expenses            1,813,571     2,986,614            -      4,800,185
                                   -----------     ---------   ----------     ----------
Segment earnings                     2,881,501     1,088,951                   3,970,452
Interest expense                     1,043,885        96,732            -      1,140,617
                                   -----------     ---------   ----------     ----------

    Earnings before income taxes     1,837,616       992,219            -      2,829,835
                                   =====================================================
Assets                            $111,681,619   $26,038,574   $        -   $137,720,193

Three months ended
  December 31, 1999
Sales of equipment                $    247,372  $ 45,417,558   $ 1,523,963  $ 47,188,893
Sales of leased equipment           16,360,757            -              -    16,360,757
Lease revenues                       9,467,586            -              -     9,467,586
Fee and other income                   531,043     2,394,463             -     2,925,506
ePlusSuiteSM revenues                        -            -        297,453       297,453
                                    ----------    ----------     ----------   ----------
    Total Revenues                  26,606,758    47,812,021     1,821,416    76,240,195
Cost of sales                       15,648,614    40,747,917     1,228,388    57,624,919

5. SEGMENT REPORTING - CONTINUED

                              Financing      Technology    E-commerce
                              Business        Business      Business
                                Unit            Unit          Unit        Total
                                ----            ----          ----        -----
                                             (In Thousands)

Direct lease costs          $  3,116,460    $     --      $       -  $ 3,116,460
Selling, general and
  administrative  expenses     2,962,062       4,367,465    179,671    7,509,198
                               ---------       ---------    -------    ---------
Segment earnings               4,879,622       2,696,639    413,357    7,989,618
Interest expense               3,917,808         121,042          -    4,038,850
                               ---------         -------    -------    ---------
    Earnings before income
     taxes                       961,814       2,575,597    413,357    3,950,768
                                 =======       =========    =======    =========
Assets                      $271,330,332    $ 47,967,618 $  561,908 $319,859,858

Nine months ended
  December 31, 1998
Sales of equipment          $  1,783,698    $ 53,956,778 $      -   $ 55,740,476
Sales of leased equipment     74,612,679           --           -     74,612,679
Lease revenues                14,994,505           --           -     14,994,505
Fee and other income           2,420,331       1,762,597        -      4,182,928
                               ---------       ---------   -------     ---------
    Total Revenues            93,811,213      55,719,375        -    149,530,588
Cost of sales                 75,094,329      45,692,909        -    120,787,238
Direct lease costs             5,221,414           -            -      5,221,414
Selling, general and
   administrative expenses     5,418,955       7,602,226        -     13,021,181
                               ---------       ---------   -------    ----------
Segment earnings               8,076,515       2,424,240        -     10,500,755
Interest expense               2,305,514         192,498        -      2,498,012
                               ---------       ---------   -------    ----------
 Earnings before
  income taxes                 5,771,001       2,231,742        -      8,002,743
                                =========      =========               =========
Assets                     $ 111,681,619    $ 26,038,574 $      -   $137,720,193

Nine Months ended December
31, 1999
Sales of equipment         $     473,548    $116,852,848 $1,523,963 $118,850,359

Sales of leased equipment     44,882,169            -           -     44,882,169

Lease revenues                21,816,694            -           -     21,816,694

Fee and other income             958,296       4,998,078        -      5,956,374

ePlusSuiteSM revenues                  -            -       297,453      297,453
                              ----------      ----------   --------- -----------
    Total Revenues            68,130,707     121,850,926  1,821,416  191,803,049
Cost of sales                 43,488,500     104,615,604  1,228,388  149,332,492
Direct lease costs             5,408,846            -           -      5,408,846
Selling, general and
  administrative expenses      7,997,014      11,716,244    179,671   19,892,929
                               ---------      ----------    -------   ----------
Segment earnings              11,236,347       5,519,078    413,357   17,168,782
Interest expense               7,010,940         220,806          -    7,231,746
                               ---------      ----------    -------    ---------
   Earnings before income
    taxes                      4,225,407       5,298,272    413,357    9,937,036
                               =========       =========    =======    =========
Assets                      $271,330,332    $ 47,967,618  $ 561,908 $319,859,858

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this report, and the Company's 1999 Form 10-K.

Overview

In November 1999, the Company introduced ePlusSuiteSM, a comprehensive business-to-business electronic commerce supply chain management solution for information technology and other operating resources. Currently, the Company derives most of its revenue from sales and financing of information technology and other assets. The introduction of ePlusSuiteSM reflects the Company's transition to a business-to-business e-commerce solution provider from its historical sales and financing business. The Company's strategy is to reduce or eliminate balance sheet risk over time by outsourcing lease and other financing to third-party financial institutions, while charging a transaction fee, and arranging the sales of technology and other assets for a transaction fee, rather than purchasing and reselling such equipment.

The Company expects its electronic commerce revenues to be derived primarily from (i) amounts charged to customers with respect to procurement activity executed through Procure+, (ii) fees from third-party financing sources that provide leasing and other financing for transactions the Company arranges through Procure+ on behalf of its customers, (iii) fees from third-party vendors for sales arranged through Procure+ on behalf of the Company's customers and
(iv) amounts charged to customers for the Manage+ service. The Company expects to generate increased revenues from its e-commerce business unit, while revenues from its leasing and sales business may decrease over time. Because revenues for the sale of leased and other equipment include the full purchase price of the item sold, total revenues may decline to the extent leasing and sales revenues begin to represent a smaller portion of the Company's total revenues. However, in the near term, as the Company seeks to implement its electronic commerce business strategy, it will continue to derive most of its revenues from its traditional businesses.

The Company expects to incur substantial increases in the near term in its sales and marketing, research and development, and general and administrative expenses. In particular, the Company expects to significantly expand the marketing of its electronic commerce business solution and increase spending on advertising and marketing. To implement this strategy, the Company plans to hire additional sales personnel, open new sales locations and retain an outside advertising, marketing and public relations firm. The Company also plans to hire additional technical personnel and third parties to assist in the implementation and upgrade of ePlusSuiteSM and to develop complementary electronic commerce business solutions. As a result of these increases in expenses, the Company expects to incur significant losses in its ePlusSuiteSM business which may, in the near term, have a material adverse effect on future operating results for the Company as a whole.

To the extent the Company successfully implements this strategy, it expects the business to become less capital intensive over time. As a result, management expects total assets and total liabilities will decrease. The Company expects to significantly reduce its receivables and lease assets along with the associated liabilities including debt and equipment payables.

The Company has added new classifications to its financial statement presentation in order to reflect the changes in its business. A line item, ePlusSuiteSM revenues, has been added to the statement of earnings which includes the revenues associated with the e-commerce business unit. A new business segment, e-commerce, has been added for segment reporting purposes to present separately e-commerce business unit revenues.

As a result of the foregoing, the Company's historical results of operations and financial position may not be indicative of its future performance over time. However, the Company's results of operations and financial position will continue to primarily reflect its traditional sales and financing businesses for at least the next twelve months.

Selected Accounting Policies

Amounts charged for the e-commerce business unit's Procure+ service are recognized as services are rendered. Amounts charged for the Manage+ service will be recognized on a straight line basis over the period the services are to be provided.

The manner in which lease finance transactions are characterized and reported for accounting purposes has a major impact upon reported revenue and net earnings. Lease accounting methods significant to the Company's business are discussed below.

The Company classifies lease transactions, as required by the Statement of Financial Accounting Standards No. 13, Accounting for Leases as: (i) direct financing; (ii) sales type; or (iii) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

For financial statement purposes, revenue from all three classifications is presented in lease revenues, and costs related to these leases is presented in direct lease costs.

Direct Financing and Sales-Type Leases. Direct financing and sales-type leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing or sales-type lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the customer by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term, at inception, is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at the inception of the lease.

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

Sales-type leases include a dealer profit (or loss) which is recorded by the lessor at the inception of the lease. The dealer's profit (or loss) represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. The equipment subject to such leases may be obtained in the secondary marketplace, but most frequently is the result of re-leasing the Company's own portfolio. This profit (or loss) which is recognized at lease inception, is included in net margin on sales-type leases. For equipment sold through the Company's technology business unit subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included as part of the Company's lease revenues.

Operating Leases. All leases that do not meet the criteria to be classified as direct financing or sales-type leases are accounted for as operating leases. Rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. The Company's cost of the leased equipment is recorded on the balance sheet as investment in operating lease equipment and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue, depreciation expense and the resulting profit for operating leases are recorded on a straight line basis over the life of the lease.

As a result of these three classifications of leases for accounting purposes, the revenues resulting from the "mix" of lease classifications during an accounting period will affect the profit margin percentage for such period and such profit margin percentage generally increases as revenues from direct financing and sales-type leases increase. Should a lease be financed, the interest expense declines over the term of the financing as the principal is reduced.

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

The Company evaluates residual values on an ongoing basis and records any required changes in accordance with FASB No. 13. Residual values are affected by equipment supply and demand and by new product announcements and price changes by manufacturers. In accordance with generally accepted accounting principles, residual value estimates are adjusted downward when such assets are impaired.

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

Initial Direct Costs. Initial direct costs related to the origination of direct financing, sales-type or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

Sales. Sales revenue includes the following types of transactions: (i) sales of new and/or used equipment which is not subject to any type of lease; (ii) sales of equipment subject to an existing lease, under which the Company is lessor, including any underlying financing related to the lease; and (iii) sales of off-lease equipment to the secondary market.

Other Sources of Revenue. Fee and other income results from (i) income from events that occur after the initial sale of a financial asset such as escrow/prepayment income; (ii) re-marketing fees; (iii) brokerage fees earned for the placement of financing transactions; and (iv) interest and other miscellaneous income. These revenues are included in fee and other income in the Company's statement of earnings.

RESULTS OF OPERATIONS - Three and Nine Months Ended December 31, 1999, Compared to Three and Nine Months Ended December 31, 1998

Total revenues generated by the Company during the three-month period ended December 31, 1999 were $76,240,195 compared to revenues of $69,946,693 during the comparable period in the prior fiscal year, an increase of 9.0%. During the nine-month period ended December 31, total revenues were $191,803,049 and $149,530,588 in 1999 and 1998, respectively, an increase of 28.3%. During the three-month period, the increase in equipment sales was largely offset by a decrease in sales of leased equipment, thereby yielding a lower overall increase in total revenues of 9.0%. In comparison, the increase in equipment sales for the nine-month period significantly outpaced the decrease in sales of leased equipment, which contributed to the 28.3% increase in total revenues. The increase in total revenues for the three and nine-month periods, without the inclusion of the operations of CLG, Inc., would have been 8.3% and 24.9%, respectively. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, decreased .2% to $63,549,650 during the three-month period ended December 31, 1999, as compared to $63,688,706 in the corresponding period in the prior fiscal year. For the nine-month period ended December 31, 1999, sales increased 25.6% to $163,732,528 over the corresponding period in the prior year.

The majority of sales of equipment are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For both the three and nine-month periods ended December 31, 1999, equipment sales through the Company's technology business unit subsidiaries accounted for 99.7% of sales of equipment, with the remainder being sales from brokerage and re-marketing activities. Sales of equipment increased significantly during both the three and nine-month periods, primarily a result of increased technology sales through the Company's subsidiaries. For the three-month period, sales of equipment increased 84.1% to $47,188,893. For the fiscal year to date through December 31, equipment sales increased 113.2% to $118,850,359. The acquisition of CLG, Inc. in September, 1999, did not materially contribute to the increase in sales of equipment for the periods presented.

The Company realized a gross margin on sales of equipment of 10.3% and 10.5% for the three and nine-month periods ended December 31, 1999, respectively, as compared to a gross margin of 13.6% and 15.4% realized on sales of equipment generated during the three and nine-month periods, respectively, in the prior fiscal year. This decrease in net margin percentage can be primarily attributed to the Company's July 1, 1998 acquisition of PC Plus, Inc., which has a concentration of higher volume customers with lower gross margin percentages. The Company's gross margin on sales of equipment may be affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the three and nine-month periods, sales of leased equipment decreased 57.0% and 39.8% to $16,360,757 and $44,882,169, respectively. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. The decrease in sales of leased equipment can be primarily attributed to the decline in the volume of leases sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the three months ended December 31, 1999 and 1998, sales to MLC/CLC, LLC, accounted for 70.9% and 100.0% of sales of leased equipment, respectively. During the nine-month periods ended December 31, sales to MLC/CLC, LLC accounted for 45.1% and 100.0% of 1999 and 1998 sales of leased equipment, respectively. Sales to the joint venture require the consent of the joint venture partner. The Company has received notice that Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, intends to discontinue their continued investment in new lease acquisitions effective May 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

During the three-month period ended December 31, 1999, the Company recognized a gross margin of 6.4% on leased equipment sales of $16,360,757 as compared to a gross margin of 1.5% on leased equipment sales of $38,053,115 during the same period in the prior fiscal year. For the fiscal year to date through December 31, 1999, the Company recognized a gross margin of 4.3% on leased equipment sales of $44,882,169, as compared to a gross margin of 1.3% on leased equipment sales of $74,612,679 during the same period in the prior fiscal year. The increase in gross margin is due primarily to increased origination fees charged to the equity purchasers of leased equipment.

The Company's lease revenues increased 99.5% to $9,467,586 for the three-month period ended December 31, 1999, compared with the corresponding period in the prior fiscal year. For the fiscal year to date through December 31, lease revenues increased 45.5% to $21,816,694 for the 1999 period compared to the same period in 1998. This increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing and sales type leases. The investment in direct financing and sales type leases at
December  31,  1999 and  March  31,  1999  were  $204,280,675  and  $83,370,950, respectively. The December 31, 1999 balance represents an increase of $120,909,725 or 145.0% over the balance as of March 31, 1999. The increase in the net investment in direct financing and sales type leases, as well as the corresponding lease revenues, was due in large part to the acquisition of CLG, Inc. The increases in lease revenues for the three and nine-month periods, without the operations of CLG, Inc., would have been 10.0% and 17.2%, respectively.

For the three and nine months ended December 31, 1999, fee and other income increased 93.4% and 42.4%, respectively, over the comparable periods in the prior fiscal year. This increase is attributable to increases in revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consumate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. The acquisition of CLG, Inc. did not materially affect the increases for the periods presented.

For the three and nine months ended December 31, 1999, the Company recorded $297,453 in ePlusSuiteSM revenues. These revenues consisted of amounts charged for the arrangement of procurement transactions executed through Procure+, a component of ePlusSuiteSM. There were no ePlusSuiteSM revenues recorded prior to this quarter, as ePlusSuiteSM was introduced on November 2, 1999. During the three months ended December 31, 1999, the selling, general and administrative expenses allocated to the e-commerce business unit consisted primarily of a corporate overhead allocation.

The Company's direct lease costs increased 3.6% during the nine-month period ended December 31, 1999 as compared to the same period in the prior fiscal year. There was an increase of 100.9%, in direct lease costs for the three-month period ended December 31, 1999 as compared to December 31, 1998. The largest component of direct lease costs is depreciation expense on operating lease equipment. The increase for the three-month period is attributable to the acquisition of CLG, Inc., which has a higher percentage of operating leases, and as a result, added $1.9 million in direct lease costs. For the nine months ended December 31, 1999, the increase attributable to CLG, Inc. was offset by a $1.2 million reduction in depreciation on the Company's operating lease equipment prior to the CLG, Inc. acquisition.

Salaries and benefits expenses increased 64.2% during the three-month period ended December 31, 1999 over the same period in the prior year. For the fiscal year to date through December 31, 1999, salaries and benefits increased 60.9% over the prior year. These increases reflect the increased number of personnel employed by the Company, higher commission expenses in the technology business unit, and the acquisition of CLG, Inc.

Interest and financing costs incurred by the Company for the three and nine months ended December 31, 1999 increased 254.1% and 189.5%, respectively, and relate to interest costs on the Company's indebtedness. In addition to increased borrowing under the Company's lines of credit, the Company's lease related non-recourse debt portfolio increased significantly (See "LIQUIDITY AND CAPITAL RESOURCES"). Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $1,580,340 for the three months ended December 31, 1999 from $1,131,934 for the three months ended December 31, 1998, reflecting effective income tax rates of 40% for both periods. For the nine months ended December 31, 1999, the Company's provision for income taxes was $3,974,847 as compared to $3,201,099 during the comparable prior year period, reflecting effective income tax rates of 40% for both periods.

The foregoing resulted in a 39.6% and 24.2% increase in net earnings for the three and nine-month periods ended December 31, 1999, respectively, as compared to the same periods in the prior fiscal year. The increases in net earnings for the three and nine-month periods, exclusive of the operations of CLG, Inc., would have been 10.4% and 13.8%.

Basic and fully diluted earnings per common share were $.30 and $.26 for the three months ended December 31, 1999, as compared to $.24 for both methods for the three months ended December 31, 1998, based on weighted average common shares outstanding of 7,885,729 and 9,092,317, respectively, for 1999, and 7,189,324 and 7,220,060, respectively, for 1998. For the fiscal year to date through December 31, 1999, the Company's basic and fully diluted earnings per common share were $.78 and $.70, respectively, as compared to $.73 and $.72, respectively, for the same period in 1998, based on weighted average common shares outstanding of 7,618,700 and 8,554,461, respectively, for 1999, and 6,540,359 and 6,648,754 respectively, for 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended December 31, 1999, the Company used cash flows in operations of $743,351, and used cash flows from investing activities of $87,057,093. Cash flows generated by financing activities amounted to $91,596,123 during the same period. The net effect of these cash flows was a net increase in cash and cash equivalents of $3,795,679 during the nine-month period. During the same period, the Company's total assets increased $165,501,260, or 107.2%, primarily the result of increases in direct financing leases and the acquisition of CLG, Inc. on September 30, 1999. The Company's net investment in operating lease equipment increased during the period, primarily due to the acquisition of operating lease assets from CLG, Inc.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment lease to third parties, or other internal means of financing. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided from non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from money centers and regional banks, insurance companies, finance companies and financial intermediaries. The Company has formal programs with Key Corporate Capital, Inc., Fleet Business Credit Corporation, Centura Bank, Wachovia Bank & Trust, Norwest Equipment Finance, Inc., and Synovus Leasing Company. These programs require that each transaction is specifically approved and done solely at the lender's discretion.

During the three and nine-month periods ending December 31, 1998 and 1999, the Company's lease related non-recourse debt portfolio increased 241.6% to $179,102,322. This increase is due to the acquisition of CLG, Inc., as well as increased on balance sheet debt fundings on the Company's existing lease portfolio.

On March 12, 1997, the Company established a $10,000,000 credit facility agreement with Heller Financial, Inc. ("Heller"). Under the terms of the Heller facility, a maximum amount of $10,000,000 was available to borrow provided that each draw was subject to the approval of Heller. On March 12, 1998, the formal commitment from Heller to fund additional advances under the line was allowed to expire, however, we are still transacting business as if the formal agreement terms are in place. The primary purpose of the Heller facility was for the permanent fixed-rate discounting of rents for commercial leases of information technology assets with the Company's middle-market customers. As of December 31, 1999, the balance on this account was $3,148,520. Originally, each advance under the facility bore an annual interest rate equal to the sum of the weekly average U.S. Treasury Constant Maturities for a Treasury Note having approximately an equal term as the weighted average term of the contracts subject to the advance, plus an index ranging from 1.75% to 3.00%, depending on the amount of the advance and the credit rating (if any) of the lessee. Thereafter, the annual interest rate was fixed by Heller each month and adjusted each subsequent month. The Heller facility contains a number of contractual covenants and is a limited recourse facility, secured by a first-priority lien in the lease contracts and chattel paper relating to each loan advance, the equipment under the lease contracts, a 10% cross-collateralized first loss guarantee, and all books, records and proceeds. The Heller facility was made to MLC Group and is guaranteed by ePlus inc. The Heller facility is subject to their sole discretion, and is further subject to ePlus inc.'s compliance with certain conditions and procedures.

Through MLC/CLC, LLC, the Company has a joint venture agreement that has historically provided the equity investment financing for certain of the Company's transactions. Firstar Equipment Finance Company ("FEFCO"), formerly Cargill Leasing Corporation, is an unaffiliated investor which owns 95% of MLC/CLC, LLC. FEFCO's parent company, Firstar Corporation, is a $20 billion bank holding company that is publicly traded on the New York Stock Exchange under the symbol "FSR". This joint venture arrangement enables the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment is attributable to sales to MLC/CLC, LLC. (See "RESULTS OF OPERATIONS"). The Company has received notification of FEFCO's intent to discontinue their investment in new lease transactions effective May, 2000.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of December 31, 1999, the Company had $30,192,860 of unpaid equipment cost, as compared to $18,049,059 at March 31, 1999.

Working capital financing in our leasing business is provided by a $65 million committed line of credit which is a short-term, secured, recourse facility provided through First Union National Bank, N.A. and which has syndicated the facility to the following participants and in the following amounts: City National Bank ($15 million); Summit Bank ($10 million); Bank Leumi USA ($10 million); and Key Bank ($10 million). This line of credit has been in place since December 1998, was renewed for another one-year period on December 19, 1999, has full recourse to the Company, and is secured by a blanket lien against all of the Company's assets. In addition, the Company has entered into pledge agreements to pledge the common stock of all wholly-owned subsidiaries. The interest rates charged under the facility are LIBOR plus 1.5% or Prime minus
 .5%, depending on the term of the borrowing. The facility expires on December 19, 2000. As of December 31, 1999, the Company had an outstanding balance of $29.5 million on the First Union Credit Facility.

MLC Network Solutions of North Carolina, Inc. ("MLC Network Solutions"), Educational Computer Concepts, Inc. ("ECC, Inc.") and PC Plus, Inc. have separate credit sources to finance their working capital requirements for inventories and accounts receivable. Their traditional business as sellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty to forty days is not charged, but is paid for by the supplier/distributor. These floor plan liabilities are recorded as accounts payable-trade as they are normally repaid within the thirty to forty day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty day obligation is not paid timely, interest is then assessed at stated contractual rates.

As of December 31, 1999, the floor planning agreements are as follows:

                                                                     Balance at
                                                          Credit    December 31,
       Entity               Floor Plan Supplier           Limit        1999
       ------               -------------------           -----        ----

MLC Network Solutions    Finova Capital Corporation    $ 4,000,000   $ 1,992,631
                         IBM Credit Corporation        $   250,000   $         -

ECC, Inc.                Finova Capital Corporation    $ 7,000,000   $ 4,579,513
                         IBM Credit Corporation        $   750,000      $ 48,199

PC Plus, Inc.            BankAmerica Credit            $15,000,000   $ 5,401,064


All of the above credit facility limits have been increased during the year to provide the credit capacity to increase sales on account. ECC, Inc. also has a line of credit in place with PNC Bank, N.A. that expires on July 31, 2000. This asset based line has a maximum credit limit of $2,500,000 and interest charges are set at the bank's prime rate. There was no outstanding balance on this line of credit at December 31, 1999. The credit facilities provided by Finova Capital Corporation and PNC Banks, N.A., are required to be guaranteed by ePlus inc.

Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. See "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION."

The implementation of the Company's e-commerce business strategy will require a significant amount of cash beyond what the Company currently has available or is likely to generate from its current operations. In addition, the Company may selectively acquire other companies that have attractive customer relationships and skilled sales forces. The Company may also acquire technology companies to expand and enhance the platform of ePlusSuiteSM to provide additional functionality and value added services. As a result, the Company expects to require additional financing to fund its strategy implementation and potential future acquisitions, which may include additional debt and equity financing.

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

The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, its entry into the e-commerce market, any reduction of expected residual values related to the equipment under the Company's leases, timing of specific transactions and other factors (See "Factors That May Affect Future Operating Results"). Quarterly operating results could also fluctuate as a result of the sale by the Company of equipment in its lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

The Company believes that comparisons of quarterly results of its operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the first three quarters of fiscal 2000.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain statements contained herein are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to the matters set forth below.

The Company's e-commerce business has an extremely limited operating history. Although it has been in the business of financing and selling information technology equipment since 1990, the Company expects to derive a significant portion of its future revenues from its ePlusSuiteSM services. As a result, the Company will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to the Company's ability to:

o    increase the total number of users of ePlusSuiteSM services;
o    adapt to meet changes in its markets and competitive developments; and
o continue to update its technology to enhance the features and functionality of its suite of products.

The Company cannot be certain that its business strategy will be successful or that it will successfully address these and other challenges, risks and uncertainties.

Over the longer term, the Company expects to derive a significant portion of its revenues from ePlusSuiteSM services, which is based on an unproven business model. The Company expects to incur increased expenses that may negatively impact profitability. The Company also expects to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development of this business. As a result, the Company may incur significant losses in its e-commerce business unit in the foreseeable future, which may have a material adverse effect on the future operating results for the Company as a whole.

The Company began operating its ePlusSuiteSM services in November 1999. Broad and timely acceptance of the ePlusSuiteSM services, which is critical to the Company's future success, is subject to a number of significant risks. These risks include:

o operating resource management and procurement on the Internet is a new market;
o the system's ability to support large numbers of buyers and suppliers is unproven;
o significant enhancement of the features and services of ePlusSuiteSM services is needed to achieve widespread commercial initial and continued widespread acceptance of the system;
o    the pricing model may not be acceptable to customers;
o if the Company is unable to develop and increase transaction volume on ePlusSuiteSM, it is unlikely that it will ever achieve or maintain profitability in this business;
o businesses that have made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt the Company's solution;
o the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements;
o significant expansion of internal resources is needed to support planned growth of the Company's ePlusSuiteSM services.

YEAR 2000 ISSUE

In the Company's Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission, the Company reported that it had substantially completed the Year 2000 compliance modification to its IT and non-IT based applications. To date, the Company has not experienced any disruptions in any aspect of its operations. The Company continues to monitor its infrastructure, its products offered, and its critical business partners to ensure continued success. The Company has not incurred any material expenditures in addition to those already reported in its prior filing and does not anticipate any significant future costs related to maintaining its Year 2000 compliance.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. Should interest rates significantly increase, the Company would incur increased interest expense, which could potentially lower earnings.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable

Item 3.  Defaults Under Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6(a)  Exhibits


           Exhibit
           Number      Description                                     Page
        -------------- -------------------------------------------------------
           27.1        Financial Data Schedule                          X


Item 6(b)  Reports on Form 8-K

         During the third fiscal quarter covered by this report, the Company filed the following Current Reports on Form 8-K:

               Form 8-K dated October 1, 1999, and filed with the Commission on October 18, 1999, reporting the completion of the acquisition of all of the stock of CLG, Inc. from Centura Bank, a wholly owned subsidiary of Centura Banks, Inc.; no financial statements were included.

               Form 8-K dated November 3, 1999, and filed with the Commission on November 4, 1999, announcing that MLC Holdings, Inc. had changed its name to ePlus inc. and would be operating under the name ePlus inc. effective 11/1/99; no financial statements were included.

               Form 8-K dated December 3, 1999, and filed with the Commission on December 10, 1999, reporting that ePlus inc., along with its two wholly owned subsidiaries, MLC Group, Inc. and MLC Federal, Inc., had renewed its $51.5 million credit agreement for twelve months commencing December 18, 1999; no financial statements were included.

               Form 8-K/A dated October 18, 1999, and filed with the Commission on December 17, 1999, to report updated financial information with respect to the acquisition of CLG, Inc. on September 30, 1999; pro-forma financial statements for ePlus inc. for the six months ended September 30, 1999 and the year ended March 31, 1999 were included. Financial statements for CLG, Inc. were also included.

               Form 8-K/A dated October 18, 1999, and filed with the Commission on December 20, 1999, to report additional updated financial information with respect to the acquisition of CLG, Inc. on September 30, 1999; pro-forma financial statements for ePlus inc. for the six months ended September 30, 1999 and the year ended March 31, 1999 were included. Financial statements for CLG, Inc. were also included.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               ePlus inc.


                               /s/ PHILLIP G. NORTON
                               By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                               Date: Feburary 14, 2000


                               /s/ STEVEN J. MENCARINI
                               By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                               Date: February 14, 2000