Form 10-K
period 2000-03-31
EPLUS INC
filed 2000-06-29
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the price at which the stock was sold as of June 19, 2000 was $126,219,258.

         The number of shares of Common Stock outstanding as of June 19, 2000, was 9,669,589.

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

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth under the caption "Management's Discussion and Analysis of Results of Operation, Financial Condition, Liquidity and Capital Resources - Factors That May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K, as well as factors which may be identified from time to time in our other filings with the Securities and Exchange commission or in the documents where such forward-looking statements appear.

PART I

ITEM 1.  BUSINESS

ePlus inc. CORPORATE STRUCTURE

ePlus inc. ("the Company" or "ePlus"), a Delaware corporation, was formed in 1996. ePlus changed its name from MLC Holdings, Inc. on October 19, 1999. ePlus engages in no other business other than serving as the parent holding company for the following companies:

o ePlus Group, inc. ("ePlus Group" - named changed effective February 1, 2000 from MLC Group, Inc.);

o ePlus Technology of NC, inc. (name changed effective January 31, 2000 from MLC Network Solutions, Inc.);

o ePlus Technology of PA, inc. (name changed effective January 31, 2000 from Educational Computer Concepts, Inc. which conducted business as MLC Integrated, Inc.);

o ePlus Technology, inc. (name changed effective February 1, 2000 from PC Plus, Inc.);

o ePlus Government, inc. (name changed effective February 1, 2000 from MLC Federal, Inc.);

o    ePlus Capital, inc. (name changed February 1, 2000 from MLC Capital, Inc.);
     and

o MLC Leasing, S.A. de C.V., (a subsidiary wholly owned by ePlus Group, inc. and ePlus Technology of NC, inc.)

ePlus Group also has a 5% membership interest in MLC/CLC LLC and serves as its manager. ePlus Group previously had a 50% ownership interest in MLC/GATX Leasing Corporation which was the general partner of MLC/GATX Limited Partnership I. On December 31, 1998, ePlus Group terminated its ownership interest in MLC/GATX Leasing Corporation and purchased all of the assets of MLC/GATX Limited Partnership I. ePlus Government, inc. was incorporated on September 17, 1997 to handle business servicing the federal government marketplace which includes financing transactions that are generated through government contractors. ePlus Capital, inc. did not transact any business during the fiscal year ended March 31, 2000 and is not expected to transact business in the near future. On October 22, 1997, the Company formed MLC Leasing, S.A. de C.V., which is directly owned by ePlus Group, inc. and ePlus Technology of NC, inc., to provide a legal entity capable of conducting a leasing business in Mexico. To date, this entity has conducted no business and has no employees or business locations.


ACQUISITIONS

                                                   Business         Accounting
Date Acquired               Company Acquired       Location            Method           Consideration Paid
--------------------- ------------------------ ------------------- ----------------- ---------------------------

July 24, 1997         Compuventures of Pitt    Wilmington,         Pooling of        260,978 shares of Common
                      County, Inc. (now        Greenville, and     Interests         Stock valued at $3,384,564
                      named ePlus Technology   Raleigh, NC
                      of NC, inc.)

September 29, 1997    Educational Computer     Pottstown, PA       Pooling of       498,998 shares of Common
                      Concepts, Inc. (now                          Interests        Stock valued at $7,092,000
                      named ePlus Technology
                      of PA, inc.)

July 1, 1998          PC Plus, Inc. (now       Herndon, VA         Purchase         263,478 shares of Common
                      named ePlus                                                   Stock valued at $3,622,823
                      Technology, inc.)                                             and $3,622,836 in cash

September 30, 1999    CLG, Inc. (merged into   Raleigh, NC         Purchase         392,990 shares of Common
                      ePlus Group, inc. upon                                        Stock valued at $3,900,426,
                      acquisition)                                                  subordinated notes to seller
                                                                                    of $3,064,574 and $29,535,000
                                                                                    in cash.

OUR BUSINESS

We provide Internet-based, business-to-business supply chain management solutions for information technology and other operating resources. On November 2, 1999, we introduced our remotely-hosted electronic commerce solution, ePlusSuite, which combines Internet-based tools with dedicated customer service to provide a comprehensive outsourcing solution for the automated procurement, management, financing and disposition of operating resources.

The ePlusSuite solution consists of four modules which can be operated independently or integrated to provide a full suite of services:

     o    Procure(+)  is  an  electronic   procurement  and  content  management
          solution which allows customers to automate their internal workflow procedures for the procurement of operating resources.

     o Manage(+) is an electronic infrastructure management solution which provides asset management through an asset repository and tracking database.

     o    Finance(+)   facilitates  automated  financing  solutions  for  assets
          procured through Procure(+) or Manage(+).

     o    Service(+)   provides   implementation  and  customization   services,
          fulfillment and asset disposition.

We have been in the business of selling, leasing, financing, and managing information technology and other assets for nearly ten years and currently derive the majority of our revenues from such activities. We sell, using our internal sales force and through vendor relationships, primarily to commercial customers and federal, state and local governments. We also lease and finance equipment, software, and services directly and through relationships with vendors, equipment manufacturers, and systems integrators. The introduction of ePlusSuite reflects our transition to a business-to-business electronic commerce solutions provider from our historical sales and financing business. Over time, we plan to use our ePlusSuite platform to facilitate sales and financing transactions between our customers and third parties rather than originate these transactions as principal. As a result, we expect our electronic commerce revenues to substantially increase and represent a greater portion of our total revenues.

INDUSTRY BACKGROUND

Growth of the Internet as a Platform for Efficient Business-to-Business Electronic Commerce.

The Internet is rapidly becoming the preferred channel for business-to-business transactions. It has fundamentally changed how companies of all sizes communicate and share information. In the intensely competitive global business environment, businesses have increasingly adopted the Internet to streamline their business processes, lower costs and make their employees more productive.

Traditional Areas of Business Process Automation

Businesses have traditionally attempted to reduce costs through the automation of internal processes. In particular, these efforts focused on the procurement of direct goods such as raw materials and unfinished products. Similar efforts have been made to improve the procurement process for operating resources, which include information technology and telecommunications equipment, office equipment and supplies, travel and entertainment, professional services and other repeat purchase items. The purchase and sale of these goods comprise a large portion of business-to-business transactions.

Many organizations conduct procurement and management of operating resources through costly paper-based processes that require actions by many individuals both inside and outside the organization. Traditional processes also do not generally feature automated spending and procurement controls and, as a result, may fail to direct spending to preferred vendors and may permit spending on unapproved goods and services.

Many large companies have installed enterprise resource planning ("ERP") and supply chain automation systems and software to increase their procurement efficiency for operating resources. These systems are often complex and are designed to be used by a relatively small number of sophisticated users. They may not provide the necessary inter-activity with the vendor. In addition, a variety of point-to-point solutions such as electronic data interchange have been developed. However, the expense and complexity associated with licensing, implementing and managing these solutions can make them unsuitable for all but the largest organizations.

Certain providers of business-to-business electronic commerce solutions have attempted to link purchasers and vendors of operating resources and services into trading communities over the Internet. Their solutions are software-based and enable development of marketplaces to operate among participants with similar systems and primarily cater to larger firms.

Opportunity for Business-to-Business Electronic Commerce and Supply Chain Management Solutions

We believe that an opportunity exists to provide Internet-based supply chain management solutions which are remotely-hosted. Our end-to-end business process solutions integrate the procurement and management of assets with financing, fulfillment and other asset services. These solutions streamline processes within an organization and provide integrated access to third-party content, commerce and services. Our comprehensive approach also facilitates relationships with preferred vendors.

Our target customers are primarily middle-market companies, with revenues between $25 million and $1 billion per year. We believe there are over 60,000 customers in our target market.

Our target customer has one or more of the following business characteristics that we believe make ePlusSuite a preferred solution:

     o    seeks a lower cost alternative to enterprise software solutions;

     o will benefit from the cost savings and efficiency gains that can be obtained from an Internet-based procurement solution;

     o prefers to retain the flexibility to negotiate prices with designated vendors or buying exchanges;

     o wants to lower its total cost of ownership of information technology assets by standardizing configurations and proactively managing its fixed asset base over the life of the asset; and

     o seeks a comprehensive solution for its entire asset management supply chain.

THE ePlus SOLUTION

We provide an integrated suite of Internet-based business-to-business supply chain management solutions designed to improve productivity and enhance operating efficiency on a company-wide basis. Our ePlusSuite currently includes Internet-based applications for the procurement and management of operating resources that can be integrated with financing and other asset services. In addition, our solution uses the Internet as a gateway between employees and third-party content, commerce and service providers. We believe our solution makes our customers' companies more efficient, while providing better information to management.

ePlusSuite allows customers to automate and customize their existing business rules and procurement processes using an Internet-based workflow tool. We offer a remotely-hosted solution with a transaction-based fee structure that reduces up-front costs for customers, facilitates quick adoption, and eliminates the need for customers to maintain and update software. We believe our solution can be implemented faster with less customer training than many competing software-based solutions.

STRATEGY

Our goal is to become a leading provider of Internet-based supply chain management solutions. The key elements of our strategy include the following:

Convert our existing customer base to become users of ePlusSuite

We have an existing client base of approximately 1,500 customers. We believe our years of experience in developing supply chain management solutions, including financing, asset management and information technology sales and service, give us significant advantages over our competitors. Consequently, we believe we are well-positioned to offer a comprehensive Internet-based supply chain management solution tailored to meet our customers' specific needs.

Since the introduction of ePlusSuite on November 2, 1999, we have implemented or are in the process of implementing, as of June 17, 2000, the ePlusSuite solution with 55 customers.

Expand our sales force and marketing activities

We currently have approximately 92 people in our sales function in 11 offices, and we plan to substantially increase the number of salespersons and locations in the next 12 months. We intend to expand our presence in locations that have a high concentration of fast-growing middle market companies. In addition, we plan to add sales staff to some of our existing offices. We will seek to hire experienced personnel with established customer relationships and with backgrounds in hardware and software sales, telecommunications sales, and supply chain management. We also plan to increase market awareness of ePlusSuite through advertising and public relations campaigns. We may also selectively acquire companies that have attractive customer relationships, skilled sales forces or have technology or services that may enhance our ePlusSuite offerings.

Expand the functionality of our Internet-based solutions

We intend to continue to modify ePlusSuite to expand its functionality to serve customer needs. In addition, we intend to use the flexibility of our platform to offer additional products and services through ePlusSuite. As part of this strategy, we may also acquire technology companies to expand and enhance the platform of ePlusSuite to provide additional functionality and value added services.

Expand our strategic relationships to market and enhance ePlusSuite

We intend to expand and develop strategic relationships to accelerate market acceptance of our electronic commerce business solutions. We believe these strategic relationships will allow us to access a wider customer base and expand the functionality of ePlusSuite. We recently entered into joint marketing arrangements with PSINet, Inc. and with finance subsidiaries of Chase Manhattan, Inc. and Wachovia Corporation, that enable us to market ePlusSuite to their customers. We believe these marketing relationships can be a potential substantial source of growth.

Increase our role as intermediary in sales and financing transactions

Over time, we plan to use our ePlusSuite platform to facilitate sales and financing transactions between our customers and third parties, rather than originate these transactions as principal. We currently buy and sell information technology assets and provide financing directly to our customers. We believe we can leverage our financing expertise and relationships to arrange programs with specific institutions to provide financing directly to our electronic commerce customers.

DESCRIPTION OF ePlusSuite

ePlusSuite consists of four services, Procure(+), Manage(+), Finance(+) and Service(+). These components are fully integrated in that each component links with and shares information with the other components. Procure(+) and Manage(+) are remotely-hosted electronic commerce solutions, and Finance(+) and Service(+) are services provided by us.

Procure(+). Procure(+) offers Internet-based procurement capabilities that enable companies to reduce their purchasing costs while increasing their overall supply chain efficiency. Cost reductions are achieved through user-friendly application functionality designed to reduce off-contract, or unauthorized purchases, automate unnecessary manual processes, improve leverage with suppliers and provide links to a sophisticated asset information repository, Manage(+). Procure(+) is a remotely-hosted solution. Its core technology is based on Microsoft active server pages and Microsoft Sequel Server. Active server pages (ASP) and common object method software technology permits scalability, flexibility and open architecture standards.

Procure(+) provides the following features and functions for the customer:

o Electronic Catalogs--combines multiple vendor catalogs including item pricing and availability information which can be updated as required. Catalog content can be viewed in customized formats and can include detailed product information.

o Workflow and Business Rules--graphically displays complex business rules to build the internal workflow process to mirror the customer's organization. Multiple business rules can be used, and changes can be made by the customer or ePlus. Approval thresholds and routing rules can be set by dollar amount, quantity, asset type or other criteria. No coding or expensive programming is required at the customer level.

o Order Tracking--provides detailed information online about every order, including date and time stamps from requestors, approvers, purchasers, vendors and shippers enabling customers to track orders and to create detailed order audit trails.

o Order Information--contains multiple data fields which can be easily customized to provide complete information to the customer, such as accounting codes, budget costs, cost center information, notes, and shipping and billing information.

The key benefits of Procure(+) include:

     o easy to use, Internet-based interface that requires no software to be installed at a customer's location and limited training;

     o easy implementation without the assistance of consultants, and at the present time, no upfront license fees, ongoing maintenance or upgrade costs;

     o integration of multiple vendor catalogs and advanced search, filtering and viewing capabilities that allow the customer to control views by user groups;

     o an easily configured workflow module that automates and controls each customer's existing business processes for requisition or order routing, approval and preparation;

     o order status reporting throughout the requisition process as well as real-time connections to suppliers for pricing and availability and other critical information; and

     o controls unauthorized purchasing and enables usage of preferred vendors for volume discounts.

Manage(+). Manage(+) offers Internet-based asset management capabilities that are designed to provide customers with comprehensive asset information to enable them to proactively manage their fixed assets and lower the total cost of ownership of the assets. Assets procured using Procure(+) or from other sources populate the Manage(+) database to provide a seamless link. Manage(+) is a remotely-hosted solution. Its core technology is based on Sybase's Enterprise Application Server and CORBA (common object request broker architecture) and JAVA script.

Manage(+) provides the following information to the customer:

     o Asset Information--contains descriptive information on each asset including serial number, tracking number, purchase order number, manufacturer number, model number, vendor, category, billing code, order date, shipping date, delivery date, install date, equipment status and, if applicable, lease number, lease schedule, lease start date, lease end date, lease term, remaining term and information on any options ordered with the equipment.

     o Location Information--provides asset location information including an address, building or room number, or other information required by the customer.

     o Cost Center Information--supports invoicing assets to cost center or budget categories.

     o Maintenance Information--maintains a history of the asset. As maintenance and warranty repairs are made, information may be updated. The information includes the date, a description of the service performed and the cost.

     o Invoice Information--maintains information from the original invoice on the asset for warranty and tracking purposes.

     o Financial Information--tracks all financial information on the asset, including purchase price or lease cost, software licensing costs and warranty and maintenance information.

     o    Customized   Information--user   specific   information  can  also  be
          maintained.

The key benefits of Manage(+) include:

     o an easy to use Internet-based interface that requires no software to be installed at a customer's location and limited training;

     o easy implementation without the assistance of consultants and entails no upfront license fee or ongoing maintenance or upgrade costs;

     o providing the information necessary to proactively manage the fixed asset base, including property and sales tax calculations, upgrade and replacement planning, technological obsolescence and total cost of ownership calculations;

     o automating invoice reconciliation to reduce errors and track vendor performance, including evaluating scheduled delivery versus actual delivery performance;

     o management of warranty and maintenance information to reduce redundant maintenance fees and charges on equipment no longer in use;

     o tracking of all pertinent financial, contractual, location, cost center, configuration, upgrade and usage information for each asset enabling customers to calculate the return of their investment by model, vendor, department or other factors; and

     o reducing overruns and assists with application rollouts and the annual budgeting process.

Finance(+). Finance(+) is a service that facilitates the financing of purchases on terms previously negotiated by a customer with a financing provider while automating the accumulation of data to assist in the financing process.

Finance(+) allows customers to order equipment when desired and aggregate a substantial number of orders onto one or more financing transactions at the end of a pre-determined order period (usually one to three months). Transactions can then be invoiced by location, division, or business unit if so desired by the customer. Finance(+) can help a customer simplify the process, lower costs and increase productivity.

We  can  assist  customers  in  structuring  loans,  leases,   sales/leasebacks,
tax-exempt financing, vendor programs, private label programs, off-balance sheet leases and federal government financing in order to meet their requirements.

Service(+) is our technology business unit which provides implementation and customization services for the rapid implementation of ePlusSuite, as well as fulfillment and asset disposition services. Service(+) allows customers to obtain high-quality services which can be seamlessly linked with other components of our ePlusSuite solution. Assets which are procured through Procure(+) can be configured, imaged, staged, and installed by us on the customer site. Our services also assist our customers in managing their existing information technology asset base, including maintenance, engineering , and other technology services.

IMPLEMENTATION AND CUSTOMER SERVICE

We use a project management approach to the implementation of ePlusSuite with each new ePlusSuite customer. Our team consists of ePlusSuite implementation specialists who are responsible for the customer evaluation and implementation of the solution, customer relationship managers who lead the customer's long-term support team, and the appropriate Service(+) staff members to provide technology services, if required, to the customer.

Our implementation of ePlusSuite is a multi-step process that requires, on average, approximately four weeks and involves the following steps:

     o We conduct an extensive operational audit to understand the customer's business processes across multiple departments, existing ERP and outsourced applications, future plans, procurement approval processes and business rules and internal control structure.

     o We design a customized procurement, management and service program to fit the customer's organizational needs.

     o We implement an Internet-based supply chain management system which can include: customer workflow processes and business rules using our graphical route-builder, custom catalogs linking to chosen vendors, including ePlus, custom reporting and querying, and data capture parameters for the Manage(+) asset repository.

     o    We beta test the site and train the customer's personnel.

We provide ePlusSuite as a service solution to our customers, and the ongoing support of the customer and our commitment to the highest possible customer satisfaction is fundamental to our strategy. We use a team approach to providing customer care and assign each customer to a specific team so that they are able to continue to interact with the same ePlus personnel who have experience and expertise with the customer's specific business processes and requirements.

TECHNOLOGY

General. Our Procure(+) and Manage(+) applications are fully standards-based, designed for the Internet and built upon an underlying architecture that is based on the Microsoft and Sybase distributed Internet application frameworks. These frameworks provide access security, load balancing, resource pooling, message queuing, distributed transaction processing and reusable components and services. We may use XML software to enhance the business-to-business transfer of data and documents between multiple systems. Our development strategy relies on object-oriented programming and stresses modularity, inheritance and reuse when feasible.

Our applications are designed to be scalable, due to our multi-tiered architecture employing thin client, multi-threaded application servers and relational databases. We use standard software programming languages, packages and protocols, including Visual Basic, PowerBuilder, PowerDynamo, JavaScript, ASP, C++, HTTP, DCOM, CORBA, Native and OBDC Data constructs. Our applications are provided to our customers over any standard Internet browser without the need to download applets or executables.

We use a component-based application infrastructure composed of readily-configurable business rules, a workflow engine, advanced data management capabilities and an electronic cataloging system. Each of these core elements plays a crucial role in deploying enterprise-wide solutions that can capture a customer's unique policies and processes and manage key business functions.

Business Rules. Our business rules engine allows Procure(+) to be configured so that our customers can effectively enforce their requisition approval policies while providing flexibility so that the business rules can be edited and modified as our customers' policies change. Users of the system are presented with appropriate guidance to facilitate adherence to corporate policies. The business rules dramatically reduce reworking of procedures, track and resolve policy exceptions online and eliminate re-keying of data into back-end systems. The business rules permit management by exception, in which items requiring managerial attention are automatically routed.

Workflow Engine. Our workflow engine allows information to flow through the customer organization in a timely, secure and efficient manner. For example, in addition to incorporating policy-based business rules, it incorporates time-based standards to reroute purchase requisitions if the original recipient does not respond within the allocated performance time frame. Our application also provides e-mail notification to users of the status of a procedure or of events requiring attention, alteration and action, such as notifying the creator of a purchase requisition of its location in the purchasing cycle or notifying a manager of a requisition requiring attention.

Content Management. Our electronic catalog allows multiple vendor information to be linked to customized customer catalogs. Information can be updated when required by the customer. Our electronic cataloging system accepts XML, EDI and other industry data standards for information transfer.

Asset Management. Manage(+) is based upon an RDBMS (relational database management system) that is designed to be scalable and can be easily customized to provide customer-specific fields and data elements. New functionality can also be assigned to existing controls, or new controls, with little application modification and minimal programming.

ePlusSuite can integrate with external systems such as ERP systems, financial management systems, human resource systems (for user information and organizational structure) and project accounting systems. These interfaces allow for the exhange of data between ePlusSuite and other enterprise systems. These integration processes can be scheduled according to the needs of our customer's information services and finance departments.

Data Accuracy. Data input from internal departments is quality controlled within the entering department before it is released for use to other functions. Customer input is also quality controlled before it is released for use to other functions.

System Security. Our design allows for multiple layers of security through the use of defined users and roles, secured logins, digital certificates and encryption. We currently use security software to protect our internal network systems from unauthorized access. Our firewall is a comprehensive, security suite providing access control, authentication, network address translation, auditing and state table synchronization.

RESEARCH AND DEVELOPMENT

To date, the majority of our software development has been outsourced to third-party software companies. We have obtained perpetual license rights and source code from these third-party software companies. Subject to certain exceptions, we generally retain the source code and intellectual property rights of the customized software. To accelerate the development of our ePlusSuite, we have built an internal software development team and are expanding upon it as dictated by business needs.

To successfully implement our business strategy, we have to provide hosted software functionality and related services that meet the demands of our customers and prospective customers. We expect that competitive factors will create a continuing need for us to improve and add to our ePlusSuite. The addition of new products and services will also require that we continue to improve the technology underlying our applications. We intend to maintain our competitive advantage by investing significantly greater resources in our internal development efforts, including adding a significant number of in-house software engineers, and executives. In addition, to complement our in-house development efforts, we expect significant future expenditures on software licenses and third-party software development and consulting costs.

SALES AND MARKETING

We focus our marketing efforts on achieving brand recognition, market awareness, lead generation, and converting our existing customer base to our ePlusSuite solution. The target market for our ePlusSuite is primarily middle market companies with revenues between $25 million and $1 billion. We believe there are over 60,000 customers in our target market. Our sales representatives are paid on commission, with specific incentives for generating new ePlusSuite customers and revenues.

We typically market to the senior financial officer or the senior information officer in an organization. To date, the majority of our customers have been generated from direct sales. As part of our strategy to grow our electronic commerce business, we intend to hire additional sales personnel and open new sales locations. In the future, we plan to conduct public relations campaigns to create brand and market awareness of product benefits, developments and major initiatives. We anticipate that these will include advertising in business and financial publications, Internet advertising, trade shows, seminars, and direct mail. We also intend to develop strategic relationships to expand market acceptance of our electronic commerce business solutions. We recently entered into joint marketing arrangements with PSINet, Inc. and with the finance subsidiaries of Chase Manhattan, Inc. and Wachovia Corporation. We believe these strategic relationships can be a potential substantial source of growth.

Our sales force is organized under three regional directors located in our headquarters in Herndon, Virginia and our Pottstown, Pennsylvania and Raleigh, North Carolina regional operating centers. We have sales locations in: Herndon, Virginia; Dallas, Texas; San Diego and Sacramento, California; Golden, Colorado; Greenville, Wilmington, Charlotte and Raleigh, North Carolina; and Pottstown and West Chester, Pennsylvania. As of June 17, 2000 our sales organization included 92 total direct sales and sales support personnel.

INTELLECTUAL PROPERTY RIGHTS

Our success depends in part upon proprietary business methodologies, and technologies which we have licensed and modified. We have entered into software licensing agreements in connection with the development of ePlusSuite. These agreements grant us a perpetual license to the source code or gives us the right to obtain such a license upon payment of an additional fee. Each of these licenses is nonexclusive. The agreements permit us to modify the software source code in conjunction with normal use or upon payment of an additional fee. Generally, the agreements provide that any software developed to interface with licensed software is our property if such work is based on our proprietary information. The licensing agreements provide the payment of initial and on going fees. In addition, certain of our licensing agreements provide for additional fees based on transaction volume. If we commit a material breach of any one of the agreements, it may be terminated. These agreements do not provide any indemnification for intellectual property infringement. We rely on a combination of copyright, service mark and trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect intellectual property rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

We currently have no patents,  although we have filed  applications  in the U.S.
Patent and Trademark Office to register the service marks ePlus, ePlusSuite, Procure(+), Manage(+), Finance(+), Service(+), EPLUS LEASING, EPLUS ONLINE and EPLUS ADVANTAGE. The applications for EPLUS LEASING, EPLUS ONLINE and EPLUS ADVANTAGE are currently based on intent-to-use. The grant of registrations for these intent-to-use marks is conditioned upon each mark being used in commerce, assuming the mark is found to be allowable. We also may file provisional patent applications with the U.S. Patent and Trademark Office relating to various features and processes embodied in our applications. A provisional patent application is a type of application under which a patent will not be issued, but which provides a priority date for a regular patent application that is filed within a one year period following the filing of the provisional patent application. We cannot assure you that any regular patents will be filed based on our provisional applications, or that any patents will issue on our pending provisional applications from any such regular applications. Further, we cannot provide any assurance that any patents, if issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through administrative process or litigation.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our proprietary intellectual property.

FINANCING AND SALES ACTIVITIES

We have been in the business of selling, leasing, financing, and managing information technology and other assets for nearly ten years and currently derive the majority of our revenues from such activities. Over time, we plan to use our ePlusSuite platform to facilitate sales and financing transactions between our customers and third parties rather than originate these transactions as principal. We believe we can develop formal contractual arrangements with our current as well as new financing sources to provide equipment financing and leasing for our ePlusSuite customers.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories, direct financing, and operating leases. Direct financing transfer substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, not-for-profit entities and municipal and federal government contracts. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a provision which requires the lessee to make all lease payments regardless of any lessee dissatisfaction with its equipment. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes.

In anticipation of the expiration of the initial term of a lease, we initiate the remarketing process for the related equipment. Our goal is to maximize revenues on the remarketing effort by either: (1) releasing or selling the equipment to the initial lessee; (2) renting the equipment to the initial lessee on a month-to-month basis; (3) selling or leasing the equipment to a different customer; or (4) selling the equipment to equipment brokers or dealers. The remarketing process is intended to enable us to recover or exceed the residual value of the leased equipment. Any amounts received over the estimated residual value less any commission expenses becomes profit margin to us and can significantly impact the degree of profitability of a lease transaction.

We aggressively manage the remarketing process of our leases to maximize the residual values of our leased equipment portfolio. To date, we have realized a premium over our original booked residual assumption. The majority of these gains are attributable to early termination fees as a direct result of our remarketing strategy.

Sales. We have been providing technology sales and services since 1997. We are an authorized reseller or have the right to resell products and services from over 150 manufacturers, distributors, resellers, content management solution providers and sourcing organizations. Our largest vendor relationships include Ingram Micro, Inc., Dell Computer Corporation, Microsoft Corporation, and Sun Microsystems, Inc. We expect the number of vendor relationships to grow significantly as we expand Procure(+) beyond its traditional information technology and telecommunications products. Our flexible platform and customizable catalogs facilitate the addition of new vendors with little incremental effort. Our value added reseller product transactions have varying sales on account terms from net 45 days to collect on delivery, depending on the customer's credit and payment term requirements.

Financing and Bank Relationships. We have a number of bank and finance company relationships which we use to provide working capital for all of our businesses and long term financing for our lease financing businesses. Our finance department is responsible for maintaining and developing relationships with a diversified pool of regional commercial banks, money-center banks, finance companies, insurance companies and financial intermediaries with varying terms and conditions. See "Item 7, Management's Discussion and Analysis of Results of Operations, Financial Condition, Liquidity and Capital Resources."

Risk Management and Process Controls. It is our goal to minimize our on-balance sheet financial asset risk. To accomplish this goal we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have strong internal control processes, including contract origination and management, cash management, servicing, collections, remarketing and accounting. Whenever possible, we use non-recourse financing for which we try to obtain lender commitments before asset origination. We have over 35 non-recourse financing sources that we use regularly, including GE Capital Corporation, Key Corporate Capital, Inc., Fleet Business Credit Corporation, Citizens Banking Corporation and BancOne Leasing Corporation.

Whenever possible and desirable we sell assets, including the residual portion of leases, to third-parties rather than maintaining them on our balance sheet. We try to obtain commitments for these asset sales before asset origination in a financing transaction. We have sold assets to GE Capital Corporation, Firstar Equipment Finance Company, Fleet Business Credit Corporation, and John Hancock Leasing Corp., among others. We also use agency purchase orders to procure equipment as an agent, not a principal, and otherwise take measures to minimize our inventory. Additionally, we use match funding to reduce interest rate risk and issue proposals that adjust for material adverse interest rate movements as well as material adverse changes to the financial condition of the customer.

We have an executive management review process and other internal controls in place to protect against entering into lease transactions that may have undesirable financial terms or unacceptable levels of risk. Our leases and sales contracts are reviewed by senior management for pricing, structure, documentation and credit quality. Due in part to our strategy of focusing on a few equipment categories, we have extensive product knowledge, historical re-marketing information and experience on the products we lease, sell and service. We rely on our experience in setting and adjusting our sale prices, lease rate factors and the residual values.

Default and Loss Experience. During the fiscal year ended March 31, 2000 we reserved for $732,839 in credit losses and incurred actual credit losses of $529,031. During the fiscal year ended March 31, 1999, we reserved for $810,565 in credit losses and incurred actual credit losses of $12,452. Until the fiscal year ended March 31, 1998, when we incurred a $17,350 credit loss, we had not taken any write-offs due to credit losses with respect to lease transactions since our inception.

During the quarter ended December 31, 1999, a customer of CLG, Inc., which we recently acquired, filed for voluntary bankruptcy protection. During our due diligence process prior to the acquisition, we had identified the customer, Tultex, as well as several other potential problem credits, and we required Centura Bank, the seller of CLG, Inc., to provide financing on a non-recourse basis for a portfolio of identified bad credit customers. The interest costs and principal for this non-recourse debt is paid solely from amounts collected from customers, and the only costs to us are the costs of collection and managing the accounts. Therefore, should these accounts need to be written-off, there would be a corresponding write-off of the underlying non-recourse debt and there would be no loss of income to us. The book value of Tultex is less than $52,000, and the total non-recourse debt associated with these identified potential bad credits is approximately $1,608,000.

During the fiscal year ended March 31, 1999, two customers filed for voluntary bankruptcy protection. The largest was Allegheny Health, Education & Research Foundation, or AHERF, which was a Pittsburgh based not-for-profit hospital entity. As of March 31, 2000, our net book value of leases to AHERF was approximately $415,000 and receivable balance was approximately $478,000. We will probably sustain a loss, and have accordingly provided for such loss in the statement of earnings for the year ended March 31, 1999. The undetermined status of our claims in the bankruptcy court and amount and timing of such loss cannot be accurately estimated at this time due to the size and nature of this bankruptcy. During the quarter ended December 31, 1998, PHP Healthcare, Inc. a lessee of ours, was placed in receivership by the New Jersey Insurance Commission which led to them filing for voluntary bankruptcy protection. As of March 31, 2000, we have a net book value of assets totaling approximately $421,000 at risk with this lessee. We believe that as of March 31, 2000, our reserves are adequate to provide for the potential losses resulting from these customers.

COMPETITION

The market for our electronic commerce products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of procurement applications. We also face indirect competition from potential customers'
internal development efforts and have to overcome potential customers' reluctance to move away from existing legacy systems and processes.

Our current and potential competitors in the electronic commerce market include,
among  others,   Ariba,  Inc.,  Commerce  One,  Inc.,  Comdisco,   Inc.,  Clarus

Corporation, Concur Technologies, Inc., Connect, Inc., Harbinger Corporation, i2 Technologies, International Business Machines Corporation, Intellisys Group, Inc., Microsoft Corporation, Netscape Communications Corporation, Oracle Corporation, PeopleSoft, Inc. and SAP Corporation Systems. In addition, there are a number of companies developing and marketing business-to-business electronic commerce solutions targeted at specific vertical markets. Some of these competitors offer Internet-based solutions that are designed to enable an enterprise to buy more effectively from its suppliers. Other competitors are also attempting to migrate their technologies to an Internet-enabled platform. Some of these competitors and potential competitors include ERP vendors, that are expected to sell their procurement products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites.

We believe that the principal competitive factors for business-to-business electronic commerce solutions are scalability, functionality, ease-of-use, ease-of-implementation, ability to integrate with existing legacy systems, experience in business-to-business supply chain management and knowledge of a business' asset management needs. We believe we compete favorably with our competitors in these areas.

In addition, we expect to continue to compete in the information technology and telecommunications equipment leasing and financing market. We compete directly with various leasing companies such as Comdisco, Inc. and GE Capital Corporation as well as captive finance companies such as IBM Credit Corporation. Many of these competitors are well established, have substantially greater financial, marketing, technical and sales support than we do and have established reputations for success in the purchase, sale and lease of computer-related products. In addition, many computer manufacturers may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such manufacturers.

EMPLOYEES

As of March 31, 2000 we employed 365 full-time and part-time employees who operated through 11 locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe our relationships with our employees are good. The functional areas of our employees are as follows:

                                          Number of Employees
                                         ------------------------

              Sales and Marketing                  92
              Technical Support                   136
              Contractual                          43
              Accounting and Finance               41
              Administrative                       43
              Executive                            10

ITEM 2.  PROPERTIES

The Company has eleven offices and one remote warehouse site with approximately 66,605 square feet under lease at a monthly rental of $82,828. We do not own any real estate.
                                                       Approximate
                                        Number of        Square
       Location         Company         Employees        Footage    Function
--------------------- ----------------- -----------   ------------ -----------

Herndon, VA           ePlus Group            110      11,453       Corporate
                                                                   headquarters
                                                                   and sales

Sacramento, CA        ePlus Group             2         954         Sales

San Diego, CA         ePlus Group             4         800         Sales

Golden, CO            ePlus Group             1         150         Sales

Raleigh, NC           ePlus Group             22       8,000        Sales

West Chester, PA      ePlus Group             3         635         Sales

Dallas, TX            ePlus Group             1         943         Sales

Charlotte, NC         ePlus Group             1        1,230        Sales

Wilmington, NC        ePlus                   41       4,460      Subsidiary
                      Technology of                               headquarters,
                      NC, inc.                                    sales office
                                                                  and warehouse

Greenville, NC        ePlus                   22       6,119      Sales office
                      Technology of                               and warehouse
                      NC, inc.

Pottstown, PA         ePlus                   70      17,000      Subsidiary
                      Technology of                               headquarters,
                      PA, inc.                                    sales office
                                                                  and warehouse

Herndon, VA           ePlus                   75      13,245      Subsidiary ,
                      Technology, inc.                            headquarters
                                                                  annex location
                                                                  and warehouse

Herndon, VA           ePlus                   2        1,616      Storage
                      Technology, inc.                            warehouse

Lenexa, Kansas        ePlus                   11        None      Provided site
                      Technology, inc.                            by customerfor
                                                                  technical
                                                                  personnel
ePlus inc., ePlus Group, inc. and ePlus Technology, inc. share space in the same building. All the above locations are leased facilities. The two largest locations are Herndon, VA and Pottstown, PA which have lease expiration dates of March 31, 2001 and June 30, 2005 respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock has traded on the Nasdaq National Market since November 20, 1996 under the symbol "MLCH." Since November 1, 1999, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "PLUS." The following table sets forth the range of high and low sale prices for the Common Stock for the period April 1, 1998 through March 31, 2000, by quarter.

Quarter Ended                         High                          Low

June 30, 1998                         $15.75                       $12.75
September 30, 1998                    $14.50                       $ 7.25
December 31, 1998                     $10.25                       $ 6.23
March 31, 1999                        $ 9.25                       $ 8.25
June 30, 1999                         $ 9.50                       $ 7.50
September 30, 1999                    $11.25                       $ 7.00
December 31, 1999                     $46.00                       $ 8.75
March 31, 2000                        $74.63                       $27.13

On June 19, 2000 the closing price of the Common Stock was $24.84 per share. On June 19, 2000, there were 155 shareholders of record of our common stock. We believe there are over 400 beneficial holders of the Company's common stock.

DIVIDENDS

The Company has never paid a cash dividend to stockholders. We have retained our earnings for use in the business. There is also a contractual restriction in our ability to be able to pay dividends. Our First Union Facility restricts dividends to 50% of net income accumulated after September 30, 1998. Therefore, the payment of cash dividends on the Common Stock is unlikely in the foreseeable future. Any future determination concerning the payment of dividends will depend upon the elimination of this restriction and the absence of similar restrictions in other agreements, our financial condition, results of operations and any other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

On September 30, 1999, the Company acquired all of the outstanding stock of CLG, Inc., a wholly owned subsidiary of Centura Bank. Total consideration for the acquisition was $36.5 million, including $29.5 million in cash, a subordinated note in the amount of $3.1 million and 392,990 shares of the Company's Common Stock.

On April 11, 2000, the Company issued to TC Plus, LLC 709,956 shares of Common Stock upon the cashless exercise by TC Plus, LLC of a stock purchase warrant for 1,090,909 shares, with an exercise price of $11.00 per share. The cashless exercise was made based on the closing price of the Company's Common Stock on April 11, 2000.

The issuances of securities described above were made in reliance on exemptions from registration provided by Section 4(2) or Regulation D of the Securities Act of 1933, as amended, as issuances by the issuer not involving a public offering. The entities receiving securities from us in the transactions described above represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about the Company, through their relationships with the Company or through information about the Company made available to them.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and the information included under "Item 7, Management's Discussion and Analysis of Results of Operations, Financial Condition, Liquidity and Capital Resources - As of and For the Years Ended March 31, 1998, 1999 and 2000" and "Item 1, Business."


ePLUS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)


                                                                               Year Ended March 31,
                                                            1996          1997          1998          1999         2000
                                                            ----          ----          ----          ----         ----

STATEMENTS OF EARNINGS
Revenue:
   Sales of equipment                                       $ 47,591      $ 52,167      $ 47,419      $ 83,516      166,252
   Sales of leased equipment                                  16,318        21,634        50,362        84,379       57,360
   Lease revenues                                              5,928         9,909        14,882        20,611       31,374
   Fee and other income                                        1,877         2,503         5,779         5,464        8,371
   ePlus Suite revenues                                            -             -             -             -        1,376
                                                            --------      --------      --------      --------      -------
      Total revenues                                          71,714        86,213       118,442       193,970      264,733
                                                              ------        ------       -------       -------      -------
Costs and Expenses:
   Cost of sales of equipment                                 38,782        42,180        37,423        71,367      147,209
   Cost of sales of leased equipment                          15,522        21,667        49,669        83,269       55,454
   Direct lease costs                                          2,697         4,761         5,409         6,184        8,025
   Professional and other costs                                  709           577         1,073         1,222        2,126
   Salaries and benefits                                       6,682         8,241        10,357        11,880       19,189
   General and administrative expenses                         2,040         2,286         3,694         5,152        7,090
   Interest and financing costs                                1,702         1,649         1,837         3,601       11,390
   Nonrecurring acquisition costs                                  -             -           250             -            -
                                                              ------        ------       -------       -------      -------
      Total costs and expenses                                68,134        81,361       109,712       182,675      250,483
                                                              ------        ------       -------       -------      -------

Earnings before provision for income taxes
   and extraordinary item                                      3,580         4,852         8,730        11,295       14,250
Provision for income taxes                                       881         1,360         2,691         4,579        5,875
                                                                 ---         -----         -----         -----        -----
Net earnings before extrardinary item                          2,699         3,492         6,039         6,716        8,375
Extraordinary gain  (1)                                          117             -             -             -            -
                                                                 ---
Net earnings                                                 $ 2,816       $ 3,492       $ 6,039       $ 6,716      $ 8,375
                                                             =======       =======       =======       =======      =======
Net earnings per common share, before
   extraordinary item                                           0.59          0.67          1.00          0.99         1.09
Extraordinary gain per common share                             0.03             -             -             -            -
                                                             -------       -------       -------       -------      -------
Net earnings per common share - Basic                         $ 0.62        $ 0.67        $ 1.00        $ 0.99       $ 1.09
                                                              ======        ======        ======        ======       ======
Pro forma net earnings (2)                                   $ 2,389       $ 3,133       $ 5,426       $ 6,716      $ 8,375
                                                             =======       =======       =======       =======      =======
Pro forma net earnings per common share - Basic               $ 0.52        $ 0.60        $ 0.90        $ 0.99       $ 1.09
                                                              ======        ======        ======        ======       ======

Weighted average shares outstanding - Basic                4,572,635     5,184,261     6,031,088     6,769,732    7,698,287

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


ePLUS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands)


                                                                                 As of March 31,
                                                           1996         1997          1998          1999          2000
                                                           ----         ----          ----          ----          ----

BALANCE SHEETS
Assets:
   Cash and cash equivalents                                  $ 651      $ 6,654      $ 18,684       $ 7,892      $ 21,910
   Accounts receivable                                        4,526        8,846        16,383        44,090        60,167
   Notes receivable                                              92        2,154         3,802           547         1,195
   Inventories                                                  965        1,278         1,214           658         2,445
   Investment in direct financing and sales
      type leases, net                                       16,273       17,473        32,496        83,371       221,885
   Investment in operating lease equipment, net              10,220       11,065         7,296         3,530        10,114
   Other assets                                               1,935          741         2,137        12,357        24,628
   All other assets                                             522          813         1,184         1,914         2,991
                                                                ---          ---         -----         -----         -----
      Total assets                                         $ 35,184     $ 49,024      $ 83,196     $ 154,359     $ 345,335
                                                           ========     ========      ========     =========     =========

Liabilities:
   Accounts payable - equipment                             $ 4,973      $ 4,946      $ 21,284      $ 18,049      $ 22,976
   Accounts payable - trade                                   2,215        3,007         6,865        12,518        29,452
   Salaries and commissions payable                             153          672           390           536           957
   Recourse notes payable                                     2,106          439        13,037        19,081        39,017
   Nonrecourse notes payable                                 18,352       19,705        13,028        52,429       182,845
   All other liabilities                                      2,153        3,778         5,048         7,932        12,967
                                                              -----        -----         -----         -----        ------
      Total liabilities                                      29,952       32,547        59,652       110,545       288,214
Stockholders' equity                                          5,232       16,477        23,544        43,814        57,121
                                                              -----       ------        ------        ------        ------
Total liabilities and stockholders' equity                 $ 35,184     $ 49,024      $ 83,196     $ 154,359     $ 345,335
                                                           ========     ========      ========     =========     =========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - AS OF AND FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

Certain statements contained herein are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's services, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond our control. The
Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, interest rate fluctuations and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of the sale of equipment in our lease portfolio prior to the expiration of the lease term to the lessee or to a third party. Such sales of leased equipment prior to the expiration of the lease term may have the effect of increasing revenues and net earnings during the period in which the sale occurs, and reducing revenues and net earnings otherwise expected in subsequent periods.

In November 1999, we introduced ePlusSuite, a comprehensive business-to-business electronic commerce supply chain management solution for information technology and other operating resources. We currently derive the majority of our revenue from sales and financing of information technology and other assets. The introduction of ePlusSuite reflects our transition to a business-to-business electronic commerce solutions provider from our historical sales and financing business. Our strategy is to reduce or eliminate our balance sheet risk over time by outsourcing lease and other financing to third-party financial institutions, while charging a transaction fee and arranging the sales of information technology and other assets for a transaction fee, rather than purchasing and reselling such assets ourselves.

We expect our electronic commerce revenues to be derived primarily from (1) amounts charged to customers with respect to procurement activity executed through Procure(+), (2) fees from third-party financing sources that provide leasing and other financing for transactions that we arrange through Procure(+) on behalf of our customers, (3) fees from third-party vendors for sales in transactions that we arrange through Procure(+) on behalf of our customers and
(4) amounts charged to customers for the Manage(+) service. We expect to generate increased revenues from our electronic commerce business unit, while revenues from our leasing and sales business may decrease over time. Because revenues for the sale of leased and other equipment include the full purchase price of the item sold, total revenues may decline to the extent leasing and sales revenues begin to represent a smaller portion of our total revenues. However, in the near term, as we seek to implement our electronic commerce business strategy, we will continue to derive most of our revenues from our traditional businesses.

We expect to incur substantial increases in the near term in our sales and marketing, research and development, and general and administrative expenses. In particular, we expect to significantly expand the marketing of our electronic commerce business solution and increase spending on advertising and marketing. To implement this strategy, we plan to hire additional sales personnel, open new sales locations and hire additional staff for advertising, marketing and public relations. We also plan to hire additional technical personnel and third parties to assist in the implementation and upgrade of ePlusSuite and to develop complementary electronic commerce business solutions. As a result of these increases in expenses, we expect to incur significant losses in our ePlusSuite business which may, in the near term, have a material adverse effect on operating results for the company as a whole.

To the extent the Company successfully implements this strategy, it expects the business to become less capital intensive over time. As a result, management expects total assets and total liabilities will decrease. The Company expects to significantly reduce its receivables and lease assets along with the associated liabilities including debt and equipment payables.

The Company has added new classifications to its financial statement presentation in order to reflect the changes in its business. A line item, ePlusSuite revenues, has been added to the statement of earnings which includes the revenues associated with the e-commerce business unit. A new business segment, e-commerce, has been added for segment reporting purposes to present separately e-commerce business unit revenues.

As a result of the foregoing, the Company's historical results of operations and financial position may not be indicative of its future performance over time. However, the Company's results of operations and financial position will continue to primarily reflect its traditional sales and financing businesses for at least the next twelve months.

SELECTED ACCOUNTING POLICIES

Amounts charged for the e-commerce business unit's Procure(+) service are recognized as services are rendered. Amounts charged for the Manage(+) service will be recognized on a straight line basis over the period the services are to be provided.

The manner in which lease finance transactions are characterized and reported for accounting purposes has a major impact upon reported revenue and net earnings. Lease accounting methods significant to our business are discussed below.

We classify our lease transactions, as required by the Statement of Financial Accounting Standards No. 13, Accounting for Leases, or FASB No. 13, as: (1) direct financing; (2) sales- type; or (3) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

For  financial   statement   purposes,   we  present   revenue  from  all  three
classifications in lease revenues, and costs related to these leases in direct lease costs.

Direct Financing and Sales-Type Leases. Direct financing and sales-type leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing or sales-type lease if the creditworthiness of the customer and the collectability of lease payments are reasonably certain and it meets one of the following criteria: (1) the lease transfers ownership of the equipment to the customer by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (4) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at the inception of the lease.

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

Sales-type leases include a dealer profit or loss which is recorded by the lessor at the inception of the lease. The dealer's profit or loss represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. The equipment subject to such leases may be obtained in the secondary marketplace, but most frequently is the result of re-leasing our own portfolio. This profit or loss which is recognized at lease inception, is included in net margin on sales-type leases. For equipment sold through our technology business unit subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included as part of our lease revenues.

Operating Leases. All leases that do not meet the criteria to be classified as direct financing or sales-type leases are accounted for as operating leases. Rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. Our cost of the leased equipment is recorded on the balance sheet as investment in operating lease equipment and is depreciated on a straight-line basis over the lease term to our estimate of residual value. Revenue, depreciation expense and the resulting profit for operating leases are recorded on a straight-line basis over the life of the lease.

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

Residual Values. Residual values represent our estimated value of the equipment at the end of the initial lease term. The residual values for direct financing and sales-type leases are recorded in investment in direct financing and sales-type leases, on a net present value basis. The residual values for operating leases are included in the leased equipment's net book value and are recorded in investment in operating lease equipment. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions and the term of the lease.

We evaluate residual values on an ongoing basis and record any required changes in accordance with FASB No. 13. Residual values are affected by equipment supply and demand and by new product announcements and price changes by manufacturers. In accordance with generally accepted accounting principles, residual value estimates are adjusted downward when such assets are impaired.

We seek to realize the estimated  residual value at lease  termination  through:
(1) renewal or extension of the original lease; (2) sale of the equipment either to the lessee or the secondary market; or (3) lease of the equipment to a new user. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in equipment sales revenues and cost of equipment sales when title is transferred to the buyer. The proceeds from any subsequent lease are accounted for as lease revenues at the time such transaction is entered into.

Initial Direct Costs. Initial direct costs related to the origination of direct financing, sales-type or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

Sales. Sales revenue includes the following types of transactions: (1) sales of new or used equipment which is not subject to any type of lease; (2) sales of equipment subject to an existing lease, under which we are lessor, including any underlying financing related to the lease; and (3) sales of off-lease equipment to the secondary market.

Other Sources of Revenue. Amounts charged for the electronic commerce business unit's Procure(+) service are recognized as services are rendered. Amounts charged for the Manage(+) service will be recognized on a straight line basis over the period the services are provided. These revenues are included in our ePlusSuite revenues in our statement of earnings.

Fee and other  income  results  from (1) income from events that occur after the initial sale of a financial asset such as escrow/prepayment income, (2) re-marketing fees, (3) brokerage fees earned for the placement of financing transactions and (4) interest and other miscellaneous income. These revenues are included in fee and other income in our statements of earnings.

RESULTS OF OPERATIONS

The Year Ended March 31, 2000 Compared to the Year Ended March 31, 1999

Total revenues generated by the Company during the year ended March 31, 2000 were $264.7 million compared to revenues of $194.0 million for the year ended March 31, 1999, an increase of 36.5%. This increase is primarily attributable to an increase in equipment sales. The increase in total revenues for the year ended March 31, 2000, without the inclusion of the operations of CLG, Inc., would have been 31.1%. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period.

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 33.2% to $223.6 million during the year ended March 31, 2000, as compared to $167.9 million in the prior fiscal year.

The majority of sales of equipment are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For the year ended March 31, 2000, equipment sales through the Company's technology business unit subsidiaries accounted for 98.1% of sales of equipment, with the remainder being sales from brokerage and re-marketing activities. Sales of equipment  increased  significantly  during  the  year  ended  March  31,  2000, primarily a result of increased technology sales through the Company's subsidiaries. For the year ended March 31, 2000, sales of equipment increased 99.1% to $166.3 million. The acquisition of CLG, Inc. in September, 1999, did not materially contribute to the increase in sales of equipment for the periods presented.

The Company realized a gross margin on sales of equipment of 11.5% for the year ended March 31, 2000, as compared to a gross margin of 14.5% realized on sales of equipment generated during the year ended March 31, 1999. This decrease in net margin percentage can be primarily attributed to increased sales to larger volume customers who are more price competitive. The Company's gross margin on sales of equipment may be affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the year ended March 31, 2000 compared to the prior fiscal year, sales of leased equipment decreased 32% to $57.4 million. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. The decrease in sales of leased equipment can be primarily attributed to the decline in the volume of leases sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the years ended March 31, 2000 and 1999, sales to MLC/CLC, LLC, accounted for 50% and 96.1% of sales of leased equipment, respectively. Sales to the joint venture require the consent of the joint venture partner. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, discontinued their continued investment in new lease acquisitions effective May, 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

During the year ended March 31, 2000, the Company recognized a gross margin of 3.3% on leased equipment sales of $57.4 million as compared to a gross margin of 1.3% on leased equipment sales of $84.4 million during the prior fiscal year. The increase in gross margin is due primarily to increased origination fees charged to the equity purchasers of leased equipment.

The Company's lease revenues increased 52.2% to $31.4 million for the year ended March 31, 2000, compared with the prior fiscal year. This increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing and sales-type leases. The investment in direct financing and sales-type leases at March 31, 2000 and March 31, 1999 were $221.9 million and $83.4 million, respectively. The March 31, 2000 balance represents an increase of $138.5 million or 166.1% over the balance as of March 31, 1999. The increase in the net investment in direct financing and sales-type leases, as well as the corresponding lease revenues, was due in large part to the acquisition of CLG, Inc. The increases in lease revenues for the year ended March 31, 2000, without the operations of CLG, Inc., would have been 14.5%.

For the year ended March 31, 2000, fee and other income increased 53.2% over the prior fiscal year. This increase is attributable to increases in revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consumate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. The acquisition of CLG, Inc. did not materially affect the increases for the periods presented.

For the year ended March 31, 2000, the Company recorded $1.4 million in ePlusSuite revenues. These revenues consisted of amounts charged for the arrangement of procurement transactions executed through Procure(+), and Manage(+), components of ePlusSuite. There were no ePlusSuite revenues recorded in the prior fiscal year, as ePlusSuite was introduced on November 2, 1999. During the year ended March 31, 2000, the selling, general and administrative expenses allocated to the e-commerce busines unit consisted primarily of a corporate overhead allocation.

The Company's direct lease costs increased 29.8% during the year ended March 31, 2000, as compared to the prior fiscal year. The largest component of direct lease costs is depreciation expense on operating lease equipment. The increase for the year ended March 31, 2000 is attributable to the acquisition of CLG, Inc., which has a higher percentage of operating leases, and as a result, added $3.4 million in direct lease costs.

Salaries and benefits expenses increased 61.5% during the year ended March 31, 2000 over the same period in the prior year. These increases reflect the increased number of personnel employed by the Company, higher commission expenses in the technology business unit, and the acquisition of CLG, Inc.

Interest and financing costs incurred by the Company for the year ended March 31, 2000 increased 216.3%, and relate to interest costs on the Company's indebtedness. In addition to increased borrowing under the Company's lines of credit, the Company's lease related non-recourse debt portfolio increased significantly (See "Liquidity and Capital Resources"). Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $5.9 million for the year ended March 31, 2000 from $4.6 million for the prior fiscal year, reflecting effective income tax rates of 41.2% and 40.5%, respectively.

The foregoing resulted in a 24.7% increase in net earnings for the year ended March 31, 2000, as compared to the prior fiscal year.

Basic and fully diluted earnings per common share were $1.09 and $0.91 for the year ended March 31, 2000, as compared to $0.99 and $0.98 for both methods for the year ended March 31, 1999, based on weighted average common shares outstanding of 7,698,287 and 9,155,056, for 2000 and 6,769,732 and 6,827,528,
respectively, for 1999.

The Year Ended March 31, 1999 Compared to the Year Ended March 31, 1998

Total revenues generated by the Company during the year ended March 31, 1999 were $194.0 million compared to revenues of $118.4 million for the year ended March 31, 1998, an increase of 63.9%. This increase is primarily attributable to an increase in equipment sales.

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 71.2% to $167.9 million during the year ended March 31, 1999, as compared to $97.8 million in the prior fiscal year.

For the year ended March 31, 1999, equipment sales through the Company's technology business unit subsidiaries accounted for 97.1% of sales of equipment, with the remainder being sales from brokerage and re-marketing activities. Sales of equipment increased significantly during the year ended March 31, 1999, primarily a result of increased technology sales through the Company's subsidiaries.

The Company realized a gross margin on sales of equipment of 14.5% for the year ended March 31, 1999, as compared to a gross margin of 21.1% realized on sales of equipment generated during the year ended March 31, 1998. This decrease in gross margin percentage can be primarily attributed to the Company's July 1, 1998 acquisition of PC Plus, Inc., which has a concentration of higher volume customers with lower gross margin percentages.

During the year ended March 31, 1999 compared to the prior fiscal year, sales of leased equipment increased 67.5% to $84.4 million. During the years ended March 31, 1999 and 1998, sales to MLC/CLC, LLC, accounted for 96.1% and 88.9% of sales of leased equipment, respectively.

During the year ended March 31, 1999, the Company recognized a gross margin of 1.3% on leased equipment sales of $84.4 million as compared to a gross margin of 1.4% on leased equipment sales of $50.4 million during the prior fiscal year.

The Company's lease revenues increased 38.5% to $20.6 million for the year ended March 31, 1999, compared with the prior fiscal year. This increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing and sales-type leases. The investment in direct financing and sales-type leases at March 31, 1999 and March 31, 1998 were $83.4 million and $32.5 million, respectively. The March 31, 1999 balance represents an increase of $50.9 million or 156.7% over the balance as of March 31, 1998.

For the year ended March 31, 1999, fee and other income decreased 5.4% over the prior fiscal year. This decrease is attributable to decreases in revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries.

The Company's direct lease costs increased 14.3% during the year ended March 31, 1999, as compared to the prior fiscal year. The increase for the year ended March 31, 1999 is attributable to increased depreciation of operating lease equipment and amortization of initial direct costs.

Salaries and benefits expenses increased 14.7% during the year ended March 31, 1999 over the same period in the prior year. These increases reflect the increased number of personnel employed by the Company and higher commission expenses in the technology business unit.

Interest and financing costs incurred by the Company for the year ended March 31, 1999 increased 96.1%, and relate to interest costs on the Company's indebtedness. In addition to increased borrowing under the Company's lines of credit, the Company's lease related non-recourse debt portfolio increased significantly.

The Company's provision for income taxes increased to $4.6 million for the year ended March 31, 1999 from $2.7 million for the prior fiscal year, reflecting effective income tax rates of 40.5% and 30.8%, respectively. The March 31, 1997 rate reflects the effects of the pooling of interests of two subsidiaries acquired in that year that were sub-chapter S Corporations.

The foregoing resulted in a 11.2% increase in net earnings for the year ended March 31, 1999, as compared to the prior fiscal year.

Basic and fully diluted earnings per common share were $0.99 and $0.98 for the year ended March 31, 1999, as compared to $1.00 and $0.98 for both methods for the year ended March 31, 1998, based on weighted average common shares outstanding of 6,769,732 and 6,827,528, for 1999 and 6,031,088 and 6,143,017,
respectively, for 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended March 31, 2000, the Company generated cash flows in operations of $18.4 million, and used cash flows from investing activities of $124.9 million. Cash flows generated by financing activities amounted to $120.5 million during the same period. The net effect of these cash flows was a net increase in cash and cash equivalents of $14.0 million during the year. During the same period, our total assets increased $190.9 million, or 123.7%, primarily the result of increases in direct financing leases and the acquisition of CLG, Inc. on September 30, 1999. The Company's net investment in operating lease equipment increased during the period, primarily due to the acquisition of operating lease assets from CLG, Inc. The cash balance at March 31, 2000 was $21.9 million as compared to $7.9 million the prior year. This increase is due to both a higher amount of cash from non-recourse loans and a greater than expected receipts on account receivables from customers in the technology sales subsidiaries received at the end of the fiscal year.

Working capital financing in our leasing business is provided by a $65 million committed credit facility provided through First Union National Bank, N.A. This current credit facility was renewed for another one-year period on December 19, 1999, has full recourse to the Company, and is secured by a blanket lien against all of our assets. In addition, we have entered into pledge agreements to pledge the common stock of each of our wholly-owned subsidiaries. The interest rates charged under this facility are LIBOR plus 1.5% or Prime minus .5%, depending on the term of the borrowing. The line is collateral based and our ability to borrow is limited to the amount of eligible collateral at any given time. Collateral is eligible under the line for up to a year. However, we generally finance the underlying contracts on a non-recourse basis as soon as practical. The facility expires on December 19, 2000. The loss of this relationship could have a material adverse effect on our future results as we rely on this facility for daily working capital and liquidity for our leasing business.

Our First Union Credit Facility has been increased as our credit needs have expanded as follows:

                                                        Maximum Line
                                                          Of Credit
                                                  --------------------------
              December 19, 1999                          $65,000,000
              December 18, 1998                          $50,000,000
              June 30, 1998                              $35,000,000
              September 5, 1997                          $25,000,000
              June 5, 1997                               $15,000,000

In general, we use this facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. As of March 31, 2000 and 1999, the outstanding balances on this First Union Facility amounted to $34.5 million and $18.0 million, respectively and represented 88.5% and 94.2% of the outstanding recourse debt. The Company has a $3.1 million subordinated recourse note payable due to Centura Bank resulting from the acquisition of CLG, Inc. This note comes due in October, 2006 and has an 11% interest rate payable monthly.

Non-recourse notes payable increased to $182.8 million at March 31, 2000 from $52.4 million as of March 31, 1999. The increase is the result of the debt funding of the increased lease portfolio retained on our balance sheet. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon a default under a lease by the lessee, is against the lessee and the specific equipment under lease.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment lease to third parties, or other internal means of financing. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided from non-recourse and recourse borrowings. Non-recourse debt and debt that is partially recourse is provided by various lending institutions. We have programs with Heller Financial, Inc., Key Corporate Capital, Inc., and Fleet Business Credit Corporation. These programs require that each transaction is specifically approved and done solely at the lender's discretion.

We sell our leases to a number of financial institutions. In particular, through MLC/CLC LLC, we had a formal joint venture arrangement with an institutional investor, which purchased a substantial portion of our total equipment under lease. Firstar Equipment Finance, a subsidiary of Firstar Corporation, a bank holding company, is an unaffiliated investor that owns 95% of MLC/CLC LLC. MLC/CLC LLC represented approximately $28.7 million of our total leased equipment sales of $57.4 million or 50% for the year ended March 31, 2000. It represented approximately $81.1 million of our leased equipment sales of $84.4 million or 96.1% for the year ended March 31, 1999. Firstar Equipment Finance Corporation discontinued its investment in new lease acquisitions after May, 2000.

When we sell a lease, we generally retain little or no residual risk, and we usually preserve the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed-to return on its investment.

We obtain working capital for the financing of accounts receivables and inventory in our technology sales subsidiaries from various floor planning finance agreements in place between the subsidiaries with Bank of America Commercial Finance, Finova Capital Corporation, and IBM Credit Corporation. We also have a general line of credit for ePlus Technology of PA, inc. with PNC Banks, N.A. with a maximum credit limit of $2.5 million. There was no outstanding balance on this facility on March 31, 2000. These facilities are fully recourse to our subsidiary companies and have various levels of recourse to us. Interest charges under the floor planning facilities are paid by the manufacturers of the products through the distributor for up to 40 days after the sale, and we are responsible for interest charges thereafter. Bank of America Commercial Finance notified ePlus Technology, inc. on June 16, 2000 that effective August 16, 2000 they will no longer provide floor planning services. We feel that we will be able to obtain an alternative supplier within the time frame allowed and that we have adequate internal financial capacity to function under the normal financing terms of the information technology sales distributors.

As of March 31, 2000 and 1999, the floor planning agreements have the following credit limits and amounts outstanding:

                                                                                            Balance at March
                     Entity                    Floor Plan Supplier         Credit Limit         31, 2000
         ------------------------------- -------------------------------- ---------------- -------------------

         ePlus Technology of NC, inc.    Finova Capital Corporation      $ 4,000,000           $2,271,500
                                         IBM Credit Corporation          $   750,000           $   -

         ePlus Technology of PA, inc.    Finova Capital Corporation      $ 7,000,000           $3,587,580
                                         IBM Credit Corporation          $   750,000           $  202,274

         ePlus Technology, inc.          Bank of America Commercial      $18,000,000           $1,605,562
                                         Finance



                                                                                         Balance at March
                     Entity                    Floor Plan Supplier       Credit Limit          31, 1999
         ------------------------------- ----------------------------    -------------    -------------------

         ePlus Technology of NC, inc.    Deutsche Financial, Inc.        $ 2,600,000           $1,102,577


         ePlus Technology of PA, inc.    Finova Capital Corporation      $ 5,000,000           $3,399,018
                                         IBM Credit Corporation          $   750,000           $  400,831

         ePlus Technology, inc.          NationsCredit Corporation       $ 8,000,000           $  487,155


The above credit facilties and sources of non-recourse debt have allowed us to significantly expand our business. Overall, our total assets increased 123.7% to $345.3 million as of March 31, 2000 as compared to $154.4 million in total assets as of March 31, 1999. Our cash and cash equivalents represented 6.3% and 5.1% of total assets as of March 31, 2000 and 1999, respectively. Our cash balances are invested in overnight, interest bearing investments.

The largest component of assets is our investment in direct financing and sales type leases and investment in operating lease equipment. These assets represent 67.2% and 56.3% of total assets as of March 31, 2000 and 1999, respectively. The Company's investment in direct financing leases and operating lease equipment amounted to $232.0 and $86.9 million at the end of fiscal years 2000 and 1999, respectively, reflecting an increased lease transaction volume due partly from the acquisition of CLG, Inc.. The size and composition of our lease portfolio may vary depending on the nature and volume of new leases originated, as well as the nature and timing of sales of lease rental streams and sale of equipment underlying the leases.

As of March 31, 2000 and 1999, the Company had $1.2 and $0.5 million in notes receivable, respectively. As of March 31, 2000, we had an outstanding note receivable of $.8 million from a corporation in which we also had warrants to acquire a major equity share. Subsequent to year end, the maker of the note was acquired and the note receivable was converted into cash from partial repayment, common stock and additional warrants of the acquiring entity. The remainder of the notes receivable are from our joint venture equity partner and related to the rental stream on leases attached to equipment which was sold to the equity partner. The vast majority of these notes receivable are paid off with the proceeds of a non-recourse funding secured on behalf of the joint venture 30 to 90 days subsequent to an equity sale. In the event that a rental stream is not funded on behalf of the joint venture partner, we will continue to receive the rental payments from the lessee.

The Company's liabilities are composed primarily of amounts due to vendors for equipment to be placed on lease, recourse lines of credit, and nonrecourse debt associated with our lease portfolio.

As of March 31, 2000 amounts due to vendors for inventory and general expenses ("Accounts Payable - trade") and amounts due to vendors for equipment which will be placed on lease ("Accounts Payable - equipment") totaled $52.4 million, as compared to $30.6 million at March 31, 1999. The increase is primarily attributable to an increase in amounts payable for equipment from our information technology sales subsidiaries due to increased sales volume.

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

The Company's e-commerce business has an extremely limited operating history. Although it has been in the business of financing and selling information technology equipment since 1990, the Company expects to derive a significant portion of its future revenues from its ePlusSuite services. As a result, the
Company will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to the Company's ability to:

o    increase the total number of users of ePlusSuite services;

o    adapt to meet changes in its markets and competitive developments; and

o continue to update its technology to enhance the features and functionality of its suite of products.

The Company cannot be certain that its business strategy will be successful or that it will successfully address these and other challenges, risks and uncertainties.

Over the longer term, the Company expects to derive a significant portion of its revenues from ePlusSuite services, which is based on an unproven business model. The Company expects to incur increased expenses that may negatively impact profitability. The Company also expects to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development of this business. As a result, the Company may incur significant losses in its e-commerce business unit in the foreseeable future, which may have a material adverse effect on the future operating results of the Company as a whole.

The Company began operating its ePlusSuite services in November, 1999. Broad and timely acceptance of the ePlusSuite services, which is critical to the Company's future success, is subject to a number of significant risks. These risks include:

o operating resource management and procurement on the Internet is a new market;

o the system's ability to support large numbers of buyers and suppliers is unproven;

o significant enhancement of the features and services of ePlusSuite services is needed to achieve widespread commercial initial and continued widespread acceptance of the system;

o    the pricing model may not be acceptable to customers;

o    if the  Company is unable to develop  and  increase  transaction  volume on
     ePlusSuite,   it  is  unlikely  that  it  will  ever  achieve  or  maintain profitability in this business;

o businesses that have made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt the Company's solution;

o the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements;

o significant expansion of internal resources is needed to support planned growth of the Company's ePlusSuite services.

THE YEAR 2000 ISSUE

We have completed the Year 2000 compliance modification to our information-technology and non-information technology based applications. To date, we have not experienced any disruptions in any aspect of our operations. We continue to monitor our infrastructure, the products we offer, and our critical business partners to ensure continued success. We do not anticipate any significant future costs related to maintaining our Year 2000 compliance.

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


NAME                         AGE             POSITION                   CLASS

Phillip G. Norton..............56         Chairman of the Board,         III
                                          President and Chief
                                          Executive Officer

Bruce M. Bowen.................48         Director and Executive Vice    III
                                          President

Steven J. Mencarini............44         Senior Vice President and
                                          Chief Financial Officer

Kleyton L. Parkhurst...........37         Senior Vice President,
                                          Secretary, and Treasurer

Terrence O'Donnell.............56         Director                        II

Carl J. Rickertsen.............40         Director                        II

C. Thomas Faulders, III... ....50         Director                         I

Dr. Paul G. Stern.......... ...61         Director                        II

David Rose................ ....39         President, ePlus Technology
                                             of NC, inc.

Vincent M. Marino......... ....42         President, ePlus Technology
                                             of PA, inc.

Nadim Achi................. ...38         President, ePlus Technology, inc.

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

(b) Reports on Form 8-K

The Company filed four Form 8-K's during the last quarter of the period covered by this report.

Form  8-K  filed  with  the   Commission  on  January  3,  2000   reporting  the
establishment of a $65,000,000 credit facility with First Union Bank as Agent. No financial statements were included.

Form 8-K/A dated September 30, 1999 and filed on February 24, 2000 amending a Form 8-K originally filed on October 18, 1999, as amended by a Form 8-K/A filed on December 17, 1999 to provide the historical and pro forma financial information required under Item 7 of Form 8-K. The filing included an Unaudited Condensed Balance Sheet as of June 30, 1999, Unaudited Condensed Statement of Earnings for the Six Months Ended June 30, 1999 and 1998, Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 and Notes to Unaudited Condensed Financial Statements.

Form 8-K dated February 25, 2000 and filed with the Commission on March 9, 2000 reporting the filing of a registration statement for a proposed underwriting of a public offering of common stock and also reporting an agreement between the Company and TC Plus, LLC amending and restating the Stockholders Agreement among ePlus inc. and certain of its stockholders. No financial statements were included.

Form 8-K dated March 6, 2000 and filed on March 21, 2000 reporting the establishment of a marketing and distribution agreement with PSINet Inc. No financial statements were included.


(c)  Exhibits

   Exhibit
   Number      Description
   -------     -----------------------------------------------------------------


   2.1(1)      Agreement  and Plan of Merger  dated July 24,  1997,  by and
               among  MLC  Holdings,   Inc.,   MLC  Network   Solutions,   Inc.,
               Compuventures of Pitt County, Inc., and the Stockholders of Compuventures of Pitt County, Inc.

   2.2(2)      Agreement and Plan of Merger dated September 29, 1997, by and
               among  MLC   Holdings,   Inc.,   MLC   Acquisition   Corporation,
               Educational Computer Concepts, Inc. and the Stockholders of Educational Computer Concepts, Inc.

    2.3(3)     Agreement and Plan of Merger dated July 1, 1998, by and among
               MLC Holdings, Inc., MLC Network Solutions of Virginia, Inc., PC Plus, Inc., and the Stockholders of PC Plus, Inc.

    2.4(4) Stock Purchase Agreement, dated as of October 23, 1998 by and between MLC Holdings, Inc. and TC Leasing, LLC

    2.5(5) Agreement, dated as of February 25, 2000 by and between ePlus inc. and TC Plus, LLC waiving certain provisions of the Stock Purchase Agreement dated as of October 23, 1998 by and between MLC Holdings, Inc. and TC Leasing, LLC

    2.6(6) Amendment, dated as of April 11, 2000, to the Agreement, dated as of February 25, 2000 by and between ePlus inc. and TC Plus, LLC

    2.7(7) Stock Purchase Agreement dated as of August 31, 1999 by and among MLC Holdings, Inc., CLG Inc. and Centura Bank

    3.1(2)     Certificate of Incorporation of the Company, as amended

    3.2        Certificate of Amendment to Certificate of Incorporation

    3.3(8)     Bylaws of the Company

    4.1(8)     Specimen certificate of Common Stock of the Company

   10.1(8) Form of Indemnification Agreement entered into between the Company and its directors and officers

   10.2(8)* Form of Employment Agreement between the Registrant and Phillip G. Norton

   10.3(8)*    Form of Employment  Agreement  between the  Registrant  and
               Bruce M. Bowen

   10.4(8)* Form of Employment Agreement between the Registrant and William J. Slaton

   10.5(8)* Form of Employment Agreement between the Registrant and Kleyton L. Parkhurst

   10.6(9)* Form of Employment Agreement between the Registrant and Thomas B. Howard, Jr.

   10.7(9)* Form of Employment Agreement between the Registrant and Steven J. Mencarini

   10.8(3)*    Form of  Employment  Agreement  between the  Registrant  and
               Nadim Achi

   10.9(2)*    MLC Master Stock Incentive Plan

   10.10(2)*   Amended and Restated  Incentive Stock Option Plan

   10.11(2)*   Amended and Restated Outside Director Stock Option Plan

   10.12(2)*   Amended and Restated Nonqualified Stock Option Plan

   10.13(2)*   1997 Employee Stock Purchase Plan

   10.14(10)*  1998 Long Term Incentive Stock Option Plan

   10.15(11)   Loan and Security  Agreement  dated  January 31, 1997 between
               MLC Group, Inc. and Heller Financial, Inc.

   10.16(11)   First  Amendment to Loan and Security  Agreement  dated March
               12, 1997 between MLC Group, Inc. and Heller Financial, Inc.

   10.17(12)   Credit  Agreement  dated  December  18,  1998  between  MLC
               Holdings,  Inc.,  MLC Group,  Inc.,  and MLC  Federal,  Inc.  and
               Certain  Banking  Institutions  with First Union National Bank As
               Agent

   10.18(12)   Security  Agreement  dated  December  18, 1998  between MLC
               Holdings,  Inc.,  MLC Group,  Inc.,  and MLC Federal,  Inc.,  and
               Certain  Banking  Institutions  with First Union National Bank As
               Agent

   10.19(12)   Pledge  Agreement  dated  December  18,  1998  between  MLC
               Holdings,  Inc.,  MLC Group,  Inc.,  and MLC Federal,  Inc.,  and
               Certain  Banking  Institutions  with First Union National Bank As
               Agent

   10.20(12)   Notes by and between MLC Holdings,  Inc.,  MLC Group,  Inc.,
               MLC Federal,  Inc. and First Union National Bank, Bank Leumi USA,
               Riggs  Bank  N.A.,  Wachovia  Bank,  Summit  Bank,  and Key  Bank
               National Association, respectively.

   10.21(12)   Amendment Number One dated June 21, 1999 to Credit Agreement between the Company and First Union National Bank dated
               December 18, 1998

   10.22(12)   Amendment Number Two dated September 22, 1999 to Credit
               Agreement between the Company and First Union National Bank dated December 18, 1998

   10.23(12)   Amendment  Number  Three  dated  October 27, 1999 to Credit
               Agreement between the Company and First Union National Bank dated December 18, 1998

   10.24(12)   Amendment  Number  Four dated  December  20, 1999 to Credit
               Agreement between the Company and First Union National Bank dated December 18, 1998

   10.25(13)   Sublease by and between Cisco  Systems  ("Tenant")  and MLC
               Holdings, Inc. ("Sub-tenant")

   10.26(3)    Escrow Agreement between the Company, Crestar Bank and Nadim
               Achi as representative of PC Plus, Inc. shareholders dated July 1, 1998

   10.27(6) Amended and Restated Stockholders Agreement dated as of April 11, 2000, 1998, by and among ePlus inc., TC Plus, LLC, Phillip G. Norton, Bruce M. Bowen, J.A.P. Investment Group, L.P., Kevin M. Norton and Patrick J. Norton, Jr.

   10.28(4) Stock Purchase Warrant, dated as of October 23, 1998, by and between MLC Holdings, Inc. and TC Leasing, LLC

   10.29(9)    Form of Irrevocable Proxy and Stock Rights Agreement

   21.1        Subsidiaries of the Company

   23.1        Consent of Deloitte & Touche LLP

   27.1        Financial Data Schedule

   ----------------------------------------------------

          *    Indicates  a  management   contract  or   compensatory   plan  or
               arrangement

          (1) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Form 8-K filed on August 8, 1997

          (2) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Form 10-Q filed on November 14, 1997

          (3) Incorporated herein by reference to the indicated exhibit filed as a part of the Registrant's Form 8-K filed on July 31, 1998

          (4) Incorporated herein by reference to exhibits 2.1, 2.2 and 2.3 filed as a part of the Registrant's Form 8-K filed on November 13, 1998

          (5) Incorporated herein by reference to Exhibit 99.3 filed as part of the Registrant's Form 8-K filed on March 9, 2000

          (6) Incorporated herein by reference to Exhibit 99.2 filed as part of the Registrant's Form 8-K filed on May 12, 2000

          (7) Incorporated herein by reference to Exhibit 4.1 filed as part of Registrant's Form 8-K filed on September 14, 1999

          (8) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Registration Statement on Form S-1 (No. 333-11737)

          (9) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Form 10-K filed on June 30, 1997

          (10) Incorporated herein by reference to exhibit 10.27 filed as a part of the Registrant's Form 10-Q filed on November 12, 1998

          (11) Incorporated herein by reference to Exhibits 5.1 and 5.2 filed as part of the Registrant's Form 8-K filed March 28, 1997

          (12) Incorporated herein by reference to Exhibit 5.1, 5.2, 5.3, 5.4, 5.5, 5.6, 5.7 and 5.8 filed as part of the Registrant's Form 8-K filed on January 3, 2000

          (13) Incorporated herein by reference to the Exhibit 5.5 filed as part of the Registrant's Form 10-Q filed on February 16, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ePlus inc.

                           /s/ PHILLIP G. NORTON
                           By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                           Date: June 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           /s/ PHILLIP G. NORTON
                           By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                           Date: June 28, 2000

                           /s/ STEVEN J. MENCARINI
                           By: Steven J. Mencarini, Senior Vice President,
                           Chief Financial Officer, Principal Accounting Officer
                           Date: June 28, 2000

                           /s/ BRUCE M. BOWEN
                           By: Bruce M. Bowen, Director and Executive
                           Vice President
                           Date: June 28, 2000

                           /s/ TERRENCE O'DONNELL
                           By: Terrence O'Donnell, Director
                           Date: June 28, 2000

                           /s/ CARL J. RICKERTSEN
                           By: Carl J. Rickertsen, Director
                           Date: June 28, 2000

                           /s/C. THOMAS FAULDERS, III
                           By:  C. Thomas Faulders, III, Director
                           Date: June 28, 2000
                           ePlus inc. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of March 31, 1999 and 2000                   F-3

Consolidated Statements of Earnings for the Years Ended
     March 31, 1998, 1999, and 2000                                         F-4

Consolidated Statements of Stockholders' Equity for the Years
     Ended March 31, 1998, 1999 and 2000                                    F-5

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1998, 1999 and 2000                                          F-6

Notes to Consolidated Financial Statements                                  F-8

SCHEDULE

II-Valuation  and  Qualifying  Accounts  for the Three Years                S-1
   Ended March 31, 1998, 1999 and 2000.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ePlus inc.
Herndon, Virginia

We have audited the consolidated balance sheets of ePlus inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 23, 2000


        ePlus inc. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS

                                                                                 As of March 31,
                                                                          1999                    2000
                                                                          ----                    ----
        ASSETS

        Cash and cash equivalents                                           $ 7,891,661             $ 21,909,784
        Accounts receivable                                                  44,090,101               60,166,596
        Notes receivable   (1)                                                  547,011                1,195,264
        Employee advances                                                        20,078                   94,693
        Inventories                                                             658,355                2,445,425
        Investment in direct financing and sales-type leases - net           83,370,950              221,884,864
        Investment in operating lease equipment - net                         3,530,179               10,114,392
        Property and equipment - net                                          2,018,133                2,895,711
        Other assets   (2)                                                   12,232,130               24,628,019
                                                                             ----------               ----------
        TOTAL ASSETS                                                      $ 154,358,598            $ 345,334,748
                                                                          =============            =============


        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES
        Accounts payable - equipment                                       $ 18,049,059             $ 22,975,545
        Accounts payable - trade                                             12,518,533               29,451,907
        Salaries and commissions payable                                        535,876                  956,762
        Accrued expenses and other liabilities                                4,638,708                8,519,353
        Income Taxes Payable                                                          -                3,685,870
        Recourse notes payable                                               19,081,137               39,017,168
        Nonrecourse notes payable                                            52,429,266              182,845,152
        Deferred taxes                                                        3,292,210                  762,139
                                                                              ---------                  -------
        Total Liabilities                                                   110,544,789              288,213,896

        COMMITMENTS AND CONTINGENCIES   (Note 7)                                      -                        -

        STOCKHOLDERS' EQUITY

        Preferred stock, $.01 par value; 2,000,000 shares authorized;
           none issued or outstanding                                                 -                        -
        Common stock, $.01 par value; 25,000,000 authorized;
            7,470,595 and 7,958,433 issued and outstanding at
           March 31, 1999 and 2000, respectively                                 74,706                   79,584
        Additional paid-in capital                                           24,999,371               29,926,168
        Retained earnings                                                    18,739,732               27,115,100
                                                                             ----------               ----------
        Total Stockholders' Equity                                           43,813,809               57,120,852
                                                                             ----------               ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 154,358,598            $ 345,334,748
                                                                          =============            =============

        (1)  Includes amounts with related parties of $518,955 and $985,767 as of March 31, 1999 and 2000, respectively.
        (2)  Includes amounts with related parties of $1,281,474 and $1,509,450 as of March 31, 1999 and 2000, respectively.

        See Notes to Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                    Year Ended March 31,
                                                                          1998              1999             2000
                                                                          ----              ----             ----
REVENUES

Sales of equipment                                                       $ 47,419,115     $ 83,516,254     $ 166,252,178
Sales of leased equipment                                                  50,362,055       84,378,800        57,360,366
                                                                           ----------       ----------        ----------
                                                                           97,781,170      167,895,054       223,612,544

Lease revenues                                                             14,882,420       20,610,542        31,374,244
Fee and other income                                                        5,778,685        5,464,242         8,371,115
ePlusSuite revenues                                                                 -                -         1,375,901
                                                                           ----------      -----------       -----------
                                                                           20,661,105       26,074,784        41,121,260
                                                                           ----------       ----------        ----------

TOTAL REVENUES   (1)                                                      118,442,275      193,969,838       264,733,804
                                                                          -----------      -----------       -----------

COSTS AND EXPENSES

Cost of sales, equipment                                                   37,423,397       71,367,090       147,209,320
Cost of sales, leased equipment                                            49,668,756       83,269,110        55,454,033
                                                                           ----------       ----------        ----------
                                                                           87,092,153      154,636,200       202,663,353

Direct lease costs                                                          5,409,338        6,183,562         8,025,343
Professional and other fees                                                 1,072,691        1,222,080         2,125,523
Salaries and benefits                                                      10,356,456       11,880,062        19,189,271
General and administrative expenses                                         3,694,309        5,151,494         7,090,070
Nonrecurring acquisition costs                                                250,388                -                 -
Interest and financing costs                                                1,836,956        3,601,348        11,389,682
                                                                            ---------        ---------        ----------
                                                                           22,620,138       28,038,546        47,819,889
                                                                           ----------       ----------        ----------
TOTAL COSTS AND EXPENSES   (2)                                            109,712,291      182,674,746       250,483,242
                                                                          -----------      -----------       -----------
Earnings before provision for income taxes                                  8,729,984       11,295,092        14,250,562
                                                                            ---------       ----------        ----------
Provision for income taxes                                                  2,690,890        4,578,625         5,875,194
                                                                            ---------        ---------         ---------
NET EARNINGS                                                              $ 6,039,094      $ 6,716,467       $ 8,375,368
                                                                          ===========      ===========       ===========
NET EARNINGS PER COMMON SHARE - BASIC                                          $ 1.00           $ 0.99            $ 1.09
                                                                               ======           ======            ======
NET EARNINGS PER COMMON SHARE - DILUTED                                        $ 0.98           $ 0.98            $ 0.91
                                                                               ======           ======            ======
PRO FORMA NET EARNINGS   (Note 8)                                         $ 5,425,833      $ 6,716,467       $ 8,375,368
                                                                          ===========      ===========       ===========
PRO FORMA NET EARNINGS PER COMMON SHARE - BASIC                                $ 0.90           $ 0.99            $ 1.09
                                                                               ======           ======            ======
PRO FORMA NET EARNINGS PER COMMON SHARE - DILUTED                              $ 0.88           $ 0.98            $ 0.91
                                                                               ======           ======            ======
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                 6,031,088        6,769,732         7,698,287
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                               6,143,017        6,827,528         9,155,056

(1) Includes amounts from related parties of $46,710,190, $82,652,623 and $28,976,999 for the fiscal years ended March 31, 1998, 1999 and 2000, respectively.

(2) Includes amounts from related parties of $44,831,701, $80,966,659 and $28,261,282 for the fiscal years ended March 31, 1998, 1999 and 2000, respectively.

See Notes to Consolidated Financial Statements.


ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Additional
                                                         Common Stock                 Paid-in            Retained
                                                    Shares         Par Value          Capital            Earnings             TOTAL
                                                    ------         ---------          -------            --------             -----

Balance April 1, 1997                               5,909,976      $   59,100     $  9,346,214         $ 7,071,431     $  16,476,745

   Sale of common shares                              161,329           1,613        1,998,387                   -         2,000,000
   Issuance of shares for option exercise                 200               2            1,748                   -             1,750
   Compensation to outside directors                        -               -          113,982                   -           113,982
   Distributions to owners                                  -               -                -          (1,087,260)      (1,087,260)
   Net earnings                                             -               -                -           6,039,094         6,039,094
                                                    ---------        --------     ------------        -------------     ------------
Balance March 31, 1998                              6,071,505          60,715       11,460,331          12,023,265        23,544,311
                                                    ---------        --------     ------------        ------------      ------------

   Issuance of shares for option exercise              10,500             105           91,770                   -            91,875
   Issuance of shares to employees                     14,001             140          112,452                   -           112,592
   Issuance of shares in business combination         263,478           2,635        3,620,188                   -         3,622,823
   Sale of common shares                            1,111,111          11,111        9,714,630                   -         9,725,741
   Net earnings                                             -               -              -             6,716,467         6,716,467
                                                    ---------        --------     ------------        ------------      ------------
Balance, March 31, 1999                             7,470,595          74,706       24,999,371          18,739,732        43,813,809
                                                    ---------        --------     ------------        ------------      ------------

   Issuance of shares for option exercise              61,044             610          662,406                   -           663,016
   Issuance of shares to employees                     33,804             338          315,395                   -           315,733
   Issuance of shares in business combination         392,990           3,930        3,896,496                   -         3,900,426
   Issuance of common stock purchase warrants               -               -           52,500                   -            52,500
   Net earnings                                             -               -                -           8,375,368         8,375,368
                                                    ---------        --------     ------------        ------------      ------------
Balance, March 31, 2000                             7,958,433        $ 79,584     $ 29,926,168        $ 27,115,100      $ 57,120,852
                                                    =========        ========     ============        ============      ============


See Notes to Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended March 31,
                                                                               1998            1999            2000
                                                                               ----            ----            ----
Cash Flows From Operating Activities:
     Net earnings                                                             $ 6,039,094     $ 6,716,467    $ 8,375,368
     Adjustments to reconcile net earnings to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                                        4,628,272       4,720,241      7,359,180
           Provision for credit losses                                             (1,000)        500,000        374,580
           Deferred taxes                                                         897,000       1,805,210     (2,530,071)
           Loss (Gain) on sale of operating lease equipment  (1)                  (55,881)         57,984       (753,787)
           Adjustment of basis to fair market value of operating lease
            equipment and investments                                                   -         306,921         12,000
           Payments from lessees directly to lenders                           (1,788,611)       (970,483)    (7,523,540)
           Loss on disposal of property and equipment                                   -          26,246         47,492
           Compensation to outside directors - stock options                      113,982               -              -
           Changes in:
              Accounts receivable                                              (7,536,888)    (19,809,403)   (17,839,402)
              Notes receivable  (2)                                            (1,647,558)      3,316,261       (494,622)
              Employee advances                                                    17,030          33,028        (48,736)
              Inventories                                                          64,410       1,293,081      6,791,464
              Other assets  (3)                                                  (893,959)     (4,094,505)    (3,724,798)
              Accounts payable - equipment                                     16,337,160      (3,964,145)     4,926,486
              Accounts payable - trade                                          3,858,482         528,181     16,175,112
              Salaries and commissions payable, accrued
                 expenses and other liabilities                                   629,380       1,097,776      7,279,067
                                                                                  -------       ---------      ---------
                    Net cash provided by (used in) operating activities        20,660,913      (8,437,140)    18,425,793
                                                                               ----------      ----------     ----------

Cash Flows From Investing Activities:
     Proceeds from sale of operating equipment                                    726,714         138,003        820,015
     Purchase of operating lease equipment  (4)                                (2,065,079)       (487,418)    (1,904,985)
     Increase in investment in direct financing and sales-type leases  (5)    (18,833,704)    (80,744,494)  (120,118,484)
     Proceeds from sale of property and equipment                                     800           2,000              -
     Purchases of property and equipment                                       (1,032,243)     (1,249,214)    (1,608,190)
     Cash used in acquisitions, net of cash acquired                                    -      (3,485,279)    (1,845,730)
     Increase in other assets  (6)                                               (472,962)       (788,856)      (219,603)
                                                                                 --------        --------       --------
                 Net cash used in investing activities                        (21,676,474)    (86,615,258)  (124,876,977)
                                                                              -----------     -----------   ------------



ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                                       Year Ended March 31,
                                                                               1998            1999            2000
                                                                               ----            ----            ----
Cash Flows From Financing Activities:
     Borrowings:
        Nonrecourse                                                           $ 4,511,517    $ 79,941,563  $ 126,758,387
        Recourse                                                                  174,894         415,606        732,276
     Repayments:
        Nonrecourse                                                            (4,872,557)    (10,200,352)   (22,234,446)
        Recourse                                                                 (307,819)       (195,892)    (1,408,934)
     Repayments of loans from stockholders                                        (10,976)              -              -
     Distributions to shareholders of combined companies
        prior to business combination                                          (1,087,260)              -              -
     Proceeds from issuance of capital stock, net of expenses                   2,001,750       9,930,209        978,749
     Issuance of common stock purchase warrants                                         -               -         52,500
     Proceeds from lines of credit                                             12,635,599       4,369,129     15,590,775
                                                                               ----------       ---------     ----------
                 Net cash provided by financing activities                     13,045,148      84,260,263    120,469,307
                                                                               ----------      ----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                           12,029,587     (10,792,135)    14,018,123

Cash and Cash Equivalents, Beginning of Period                                  6,654,209      18,683,796      7,891,661
                                                                                ---------      ----------      ---------
Cash and Cash Equivalents, End of Year                                       $ 18,683,796     $ 7,891,661   $ 21,909,784
                                                                             ============     ===========   ============
Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                     $ 347,757     $ 1,475,497    $ 3,591,943
                                                                                =========     ===========    ===========
     Cash paid for income taxes                                               $ 2,681,867     $ 2,913,818    $ 6,473,357
                                                                              ===========     ===========    ===========

See Notes To Consolidated Financial Statements.


(1) Includes amounts provided by (used by) related parties of $(35,540), $-0-, and $-0- for the fiscal years ended March 31, 1998, 1999 and 2000.

(2)  Includes  amounts  (used by) provided by related  parties of  $(1,897,094),
     $3,291,681 and  $(466,812) for the fiscal years ended March 31, 1998,  1999 and 2000.

(3) Includes amounts provided by related parties of $51,482, $ 329,275, and $(1,383) for the fiscal years ended March 31, 1998, 1999 and 2000.

(4) Includes amounts provided by related parties of $935,737, $-0-, and $-0-for the fiscal years ended March 31, 1998, 1999 and 2000.

(5) Includes amounts (used by) provided by related parties of $43,418,347, $80,510,214, and $28,033,282 for the fiscal years ended March 31, 1998,
     1999 and 2000.

(6)  Includes  amounts  provided  by (used by)  related  parties of  $(473,621),
     $652,701,  and ($219,603)  for the fiscal years ended March 31, 1998,  1999 and 2000.


                           ePlus inc. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          As of and For the Years Ended March 31, 1998, 1999, and 2000


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Effective October 19, 1999, MLC Holdings, Inc. changed its name to ePlus inc. ("ePlus" or the "Company"). Effective January 31, 2000, ePlus inc.'s wholly owned subsidiaries MLC Group, Inc., MLC Federal, Inc., MLC Capital, Inc., PC Plus, Inc., MLC Network Solutions, Inc. and Educational
Computer Concepts, Inc. changed their names to ePlus Group, inc., ePlus Government, inc., ePlus Capital, inc., ePlus Technology, inc., ePlus Technology of NC, inc. and ePlus Technology of PA, inc., respectively. The accompanying consolidated financial statements include the accounts of the wholly owned subsidiary companies (MLC Network Solutions, Inc. and Educational Computer Concepts, Inc.) at historical amounts as if the business combinations had occurred on March 31, 1997 in a manner similar to a pooling of interest. The accompanying financial statements also include the accounts of the wholly owned subsidiary (PC Plus, Inc.) from July 1, 1998, accounted for as a purchase.

Principles of Consolidation - The consolidated financial statements include the accounts of ePlus inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Business Combinations - On July 1, 1998, the Company, through a new wholly owned subsidiary, MLC Network Solutions of Virginia, Inc., issued 263,478 common shares, valued at $3,622,823, and cash of $3,622,836 for all the outstanding common shares of PC Plus, Inc., a value-added reseller of PC's, related network equipment and software products and provider of various support services to its customers from its facility in Reston, Virginia. Subsequent to the acquisition, MLC Network Solutions of Virginia, Inc. changed its name to PC Plus, Inc. This business combination has been accounted for using the purchase method of accounting, and accordingly, the results of operations of PC Plus, Inc. have been included in the Company's consolidated financial statements from July 1, 1998. The Company's other assets include goodwill of $6,045,330, calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired, and is being amortized on a straight-line basis over 27.5 years. As of March 31, 1999 and 2000, the net balance of such goodwill is $5,880,457 and $5,825,500, respectively. See Note 12.

On October 1, 1999, the Company purchased all of the stock of CLG, Inc., a technology equipment leasing business, from Centura Bank. The acquisition added approximately 400 customers and $93 million of assets to the Company's leasing customer base in the Raleigh and Charlotte, North Carolina, Greenville, North Carolina, and southern Virginia commercial markets. Total consideration for the acquisition was $36.5 million, paid by the issuance of 392,990 shares of ePlus inc. common stock valued at $3,900,426 (based on $9.925 per share), subordinated debt of $3,064,574 and $29,535,000 in cash. The subordinated debt bears annual interest at 11%, payable monthly, and the principal repayment is due on October 10, 2006. The note may be prepaid in whole at anytime at its par value. The cash portion was partially financed by a non-recourse borrowing under an agreement with Fleet Business Credit Corporation, which provided $27,799,499 of cash at 7.25% and is collateralized by certain CLG, Inc. leases. Goodwill of $6,444,447 is being amortized on a straight-line basis over a fifteen year period. As of March 31, 2000, the net balance of such goodwill is $6,229,462. Concurrent with the acquisition, CLG, Inc. was merged into MLC Group, Inc., a wholly-owned subsidiary of ePlus inc. See Note 12.

Asset Purchase - On July 12, 1999, the Company purchased certain assets and the sales operations of Daghigh Software Company, Inc., which operated its technology sales business as International Computer Networks and as ICN in the metropolitan Washington, DC area. The total consideration of $751,452 consisted of $251,452 in cash and a $500,000, 8% interest bearing, non-negotiable promissory note, payable monthly, which matures on August 9, 2000. The assets and staff were merged into PC Plus, Inc., a wholly-owned subsidiary of the Company. Goodwill of $635,441 related to this asset purchase is being amortized on a straight-line basis over a fifteen year period. As of March 31, 2000, the net balance of such goodwill is $593,078.

Revenue Recognition - The Company sells information technology equipment to its customers and recognizes revenue from equipment sales at the time equipment is accepted by the customer. The Company is the lessor in a number of its transactions and these are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, the Company records the net investment in leases, which consists of the sum of the minimum lease term payments, initial direct costs, and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct finance leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property (net margins) is recorded as revenue at the inception of the lease. No sales type leases have been consummated during the three years ended March 31, 2000. The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" effective January 1, 1997. This standard establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases made on a non-recourse basis by the Company after December 31, 1996 meet the criteria for surrender of control set forth by SFAS No. 125 and have therefore been treated as sales for financial statement purposes. SFAS No. 125 prohibits the retroactive restatement of transactions consummated prior to January 1, 1997 which would have otherwise met the requirements of a sale under the standard.

Sales of leased equipment represents revenue from the sales of equipment subject to a lease in which the Company is the lessor. If the rental stream on such lease has non-recourse debt associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of debt assumed by the purchaser. If there is no non-recourse debt associated with the rental stream, sales revenue is recorded at the amount of gross consideration received, and costs of sales is recorded at the book value of the lease. Sales of equipment represents revenue generated through the sale of equipment sold primarily through the Company's technology business unit. For equipment sold through the Company's technology business unit subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales.

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

Amounts charged for the Company's electronic commerce business unit's Procure(+) service are recognized as services are rendered. Amounts charged for the Manage(+) service are recognized on a straight line basis over the period the services are provided.

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

Reserve for Credit Losses - The reserve for credit losses (the "reserve") is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolio. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis). As of March 31, 1999 and 2000, the Company's reserve for credit losses was $727,593 and $2,658,846, respectively.

Cash and Cash Equivalents - Cash and cash equivalents include short-term repurchase agreements with an original maturity of three months or less.

Inventories - Inventories are stated at the lower of cost (weighted average basis) or market.

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

Reclassifications - Certain items have been reclassified in the March 31, 1998 and 1999 financial statements to conform to the March 31, 2000 presentation.

Earnings Per Share - Earnings per share have been calculated in accordance with SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of
6,031,088 in fiscal 1998,  6,769,732  in fiscal  1999,  and  7,698,287 in fiscal
2000. Diluted EPS amounts were calculated based on weighted average shares outstanding and common stock equivalents of 6,143,017 in fiscal 1998, 6,827,528 in fiscal 1999, and 9,155,056 in fiscal 2000. Additional shares included in the diluted earnings per share calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

Capital Structure - On October 23, 1998, The Company sold 1,111,111 shares of common stock for a price of $9.00 per share to TC Plus LLC, a Delaware limited liability company (formerly TC Leasing LLC). In addition, the Company granted TC Plus LLC stock purchase warrants granting the right to purchase an additional 1,090,909 shares of common stock at a price of $11.00 per share, subject to certain anti-dilution adjustments. The warrant is exercisable through December 31, 2001, unless it is extended under the terms of the warrant. Pursuant to a purchase agreement, the Company's ability to pay dividends was restricted through October 23, 1999. On February 25, 2000, the Company entered into an agreement, which was amended April 11, 2000, which allowed TC Plus LLC to exercise the warrants on a cashless basis at an exercise price of $11.00 per share, contingent upon the Company's completion of a secondary offering. On April 11, 2000, TC Plus LLC exercised their options on a cashless basis and were issued 709,956 shares of common stock.

On July 1, 1997, the Company sold 161,329 shares of common stock to a single investor for $12.40 per share.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains and losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB delayed implementation of this statement by one year, to June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of fiscal year 2002 and is evaluating the impact that implementation of this statement will have on its consolidated financial statements.

2.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following components:

                                                              As of March 31,
                                                          1999             2000
                                                          ----             ----
                                                             (In Thousands)

   Minimum lease payments                              $  75,449      $ 213,284
   Estimated unguaranteed residual value                  17,777         33,584
   Initial direct costs, net of amortization (1)           1,606          2,958
   Less:  Unearned lease income                          (10,915)       (26,093)
              Reserve for credit losses                     (546)        (1,848)
                                                           -----          ------
   Investment in direct finance and sales
       type leases, net                                $  83,371      $ 221,885
                                                       =========       =========

   (1) Initial direct costs are shown net of amortization of $2,590 and $3,686 at March 31, 1999 and 2000, respectively.

Future scheduled minimum lease rental payments as of March 31, 2000 are as follows:

                                 (In Thousands)
         Year ending March 31, 2001                  $  112,343
                               2002                      70,817
                               2003                      25,145
                               2004                       3,348
                               2005 and thereafter        1,631
                                                     ----------
                                                     $  213,284

The Company's net investment in direct financing and sales-type leases is collateral for non-recourse and recourse equipment notes. See Note 5.

3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                             As of March 31,
                                                         1999             2000
                                                         ----             ----
                                                            (In Thousands)
    Cost of equipment under operating leases         $  8,742          $ 26,979
    Initial direct costs                                   21                19
    Less:  Accumulated depreciation and
              Amortization                             (5,233)          (16,884)
                                                       ------           -------
    Investment in operating lease equipment, net      $ 3,530          $ 10,114
                                                      ========        =========

As of March 31, 2000, future scheduled minimum lease rental payments are as follows:

                                             (In Thousands)
     Year ending March 31, 2001              $       5,679
                           2002                      2,856
                           2003                        674
                           2004                         52
                                             -------------
                                             $       9,261
                                             =============


4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             As of March 31,
                                                          1999             2000
                                                          ----             ----
                                                             (In Thousands)

           Furniture, fixtures and equipment           $  2,333         $  3,086
           Vehicles                                         139              140
           Capitalized software                             635            1,350
           Leasehold improvements                           193              241
           Less: Accumulated depreciation and
                     Amortization                        (1,282)         (1,921)
                                                         ------          ------
           Property and equipment, net                 $  2,018         $  2,896
                                                       ========         ========


5.  RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

                                                            As of March 31,
                                                           1999             2000
                                                           ----             ----
                                                              (In Thousands)

          Recourse equipment notes secured by
          related investments in leases with
          varying  interest rates ranging from
          6.9% to 7.9% in fiscal years 1999 and
          2000                                           $    497      $     637

          Recourse line of credit with a maximum
          balance of $50,000,000 bearing interest
          at the  LIBOR  rate  plus  150  basis
          points, or, at the Company's option,
          prime less 1/2% expiring December, 1999          18,000           -0-

          Recourse line of credit with a maximum
          balance of $65,000,000 bearing interest
          at the  LIBOR  rate  plus  150  basis
          points,  or,  at the Company's option,
          prime less 1/2% expiring December, 2000             -0-         34,500

          Recourse line of credit with a maximum
          balance of $2,500,000 bearing interest
          at prime                                           175             -0-

          Recourse  equipment  notes with varying
          interest  rates ranging from 7.13% to 8.25%,
          secured by related investment in equipment         409             316

          Promissory notes with interest rate of 8%
          per terms and conditions of the Asset
          Purchase Agreement between ePlus Technology,
          inc and Daghigh Software Company, Inc.              -0-            500

          Recourse note payable secured by investment
          in leases with 11% interest payable monthly,
          and principal balance due October, 2006             -0-          3,064
                                                         --------      ---------
          Total recourse obligations                     $ 19,081      $  39,017
                                                         ========      =========

          Non-recourse equipment notes secured by
          related investments in leases with interest
          rates ranging from 5.14% to 10.95% in fiscal
          years 1999 and 2000                            $ 52,429      $ 182,845
                                                         ========      =========


Principal and interest payments on the recourse and non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and the borrower. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against the borrower.

Borrowings under the Company's $65 million line of credit are subject to certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to worth ratio, cash flow coverage, and minimum interest expense coverage ratio. The borrowings are secured by the Company's assets such as leases, receivables, inventory, and equipment. Borrowings are limited to the Company's collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $65 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

Recourse and non-recourse notes payable as of March 31, 2000, mature as follows:

                                                   Recourse         Non-recourse
                                                   Notes Payable   Notes Payable
                                                   -------------   -------------
                                                          (In Thousands)

   Year ending March 31, 2001                      $   35,473        $  94,538
                         2002                              53           61,583
                         2003                             195           23,423
                         2004                             231            2,580
                         2005 and thereafter            3,065              721
                                                        -----              ---
                                                   $   39,017       $  182,845
                                                   ==========       ==========


6.  RELATED PARTY TRANSACTIONS

The Company provided loans and advances to employees and/or stockholders, the balances of which amounted to $20,078 and $94,693 as of March 31, 1999 and 2000, respectively. Such balances are to be repaid from commissions earned on successful sales or financing arrangements obtained on behalf of the Company, or via scheduled payroll deductions.

As of March 31, 1999 and 2000, the Company's other assets includes $100,602 and $99,219 payable to United Federal Leasing, which is owned in part by an individual related to a Company executive. During the year ended March 31, 1998, the Company recognized re-marketing fees of $561,000 from United Federal Leasing.

At March 31, 1999 accrued expenses and other liabilities include $19,416 due to a company in which an employee/stockholder has a 45% ownership interest. During the years ended March 31, 1998 and 1999, the Company recognized remarketing fees from the company amounting to $216,828 and $88,180, respectively.

During the year ended March 31, 2000, the Company advanced money to an entity in which the Company owns a stock purchase warrant. As of March 31, 2000, the balance of advances to this entity was $816,506, and is included in notes receivable in the Company's consolidated balance sheet.

During the year ended March 31, 1998, the Company sold leased equipment to MLC/GATX Limited Partnership I (the "Partnership"), in which the Company has a 9.5% limited partnership interest in and owns a 50% interest in the corporation that owns a 1% general partnership interest in the Partnership. Revenue recognized from the sale was $406,159, and the basis of the equipment sold was $372,306 for the year ended March 31, 1998. Other assets include $6,989 due from the Partnership as of March 31, 1999. The Company received $104,277 for the year ended March 31, 1998 and $-0- for the years ended March 31, 1999 and 2000, for accounting and administrative services provided to the Partnership.

During the years ended March 31, 1998 and 1999 the recoverability of certain capital contributions made by the Company to the Partnership was determined to be impaired. As a result, the Company recognized a write-down of its recorded investment balance of $105,719 and $161,387 to reflect the revised net realizable value. These write-downs were included in cost of sales in the consolidated statements of earnings.

During the years ended March 31, 1998, 1999, and 2000, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest, that amounted to 38%, 42% and 11% of the Company's revenues, respectively. Revenue recognized from the sales was $44,784,727, $81,089,883, and $28,666,120 respectively. The basis for the equipment sold was $44,353,676, $80,510,214, and $28,033,282, respectively. Notes receivable includes $518,955 and $169,261 due from the partnership as of March 31, 1999 and 2000. Other assets reflects the investment in the joint venture of $1,389,065 and $1,608,669, as of March 31, 1999 and 2000, respectively, accounted for using the cost method. The Company receives an origination fee on leased equipment sold to the joint venture. In addition, the Company recognized $170,709, $301,708 and $310,879 for the years ended March 31, 1998, 1999 and 2000 for accounting and administrative services provided to MLC/CLC LLC.

The Company leases certain office space from entities which are owned, in part, by executives of subsidiaries of the Company. During the years ended March 31, 1998, 1999, and 2000, rent expense paid to these related parties was $306,479, $269,558, and $228,000, respectively.

The Company is reimbursed for certain general and administrative expenses by a company owned, in part, by an executive of a subsidiary of the Company. The reimbursements totaled $81,119, $25,500, and $-0- for the years ended March 31, 1998, 1999 and 2000.

7.  COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain office equipment for the conduct of its business. Rent expense relating to these operating leases was $505,032, $629,456, and $799,384 for the years ended March 31, 1998, 1999, and 2000, respectively. As of March 31, 2000, the future minimum lease payments are due as follows:

         Year ending March 31, 2001                     $   942,067
                               2002                         591,083
                               2003                         353,731
                               2004                         350,303
                                                          ---------
                                                        $ 2,237,184
                                                        ===========


8.  INCOME TAXES

A reconciliation of income tax computed at the statutory Federal rate to the provision for income tax included in the consolidated statements of earnings is as follows:



                                                                    For the Year Ended March 31,
                                                                 1998           1999            2000
                                                                 ----           ----            ----
       Statutory Federal income tax rate                      34%             34%            34%
       Income tax expense computed at the statutory
            Federal rate                                     $ 2,968,195    $ 3,840,331     $ 4,845,186
       Income tax expense based on the statutory
            Federal rate for subsidiaries which were
            Sub-S prior to their combination with the
            Company                                              (568,893)         (-0-)           (-0-)
       State income tax expense, net of Federal tax               250,692        528,447         546,709
       Non-taxable interest income                                (35,350)       (16,137)        (20,566)
       Non-deductible expenses                                     76,246        225,984         503,866
                                                                   ------        -------         -------
       Provision for income taxes                             $ 2,690,890    $ 4,578,625     $ 5,875,195
                                                              ===========    ===========     ===========
       Effective tax rate                                     30.8%          40.58%          41.23%
                                                              ====           =====           =====

The components of the provision for income taxes are as follows:

                                                                    For the Year Ended March 31,
                                                                 1998           1999            2000
                                                                 ----           ----            ----
                                                                           (In Thousands)
       Current:
            Federal                                            $  1,669       $  2,519       $   7,126
            State                                                   125            255           1,278
                                                                    ---            ---           -----
                                                                  1,794          2,774           8,404
                                                                  -----          -----           -----

       Deferred:
            Federal                                            $    802       $  1,259       $  (2,080)
            State                                                    95            546            (449)
                                                                     --            ---            ----
                                                                    897          1,805          (2,529)
                                                                    ---          -----          ------

                                                               $  2,691       $  4,579       $   5,875
                                                               ========       ========       =========

The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows:

                                                                    For the Year Ended March 31,
                                                                  1998          1999            2000
                                                                  ----          ----            ----
                                                                           (In Thousands)

       Alternative minimum tax                                  $   18       $ (1,307)       $  (161)
       Lease revenue recognition                                   797          3,083         (1,681)
       Other                                                        82             29           (687)
                                                                    --            ---           ----
                                                                $  897       $  1,805        $(2,529)
                                                                ======       ========        =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of items comprising the Company's deferred tax liability consists of the following:

                                        For the Year Ended March 31,
                                       1998           1999            2000
                                       ----           ----            ----
                                               (In Thousands)

       Alternative minimum tax        $   232       $  1,539        $  1,701
       Lease revenue recognition       (1,637)        (4,720)         (3,039)
       Other                              (82)          (111)            576
                                          ---           ----             ---
                                     $ (1,487)      $ (3,292)        $  (762)

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

In accordance with SFAS No. 109, the following pro forma income tax information is presented as if the pooled companies had been subject to federal income taxes throughout the periods presented.

                                              For the Year Ended March 31,
                                           1998           1999            2000
                                           ----           ----            ----

       Net earnings before pro
        forma adjustment                $ 6,039,094    $ 6,716,467   $ 8,375,368
       Additional provision
        for income taxes                   (613,261)           -0-           -0-
                                         -----------    -----------    ---------
       Pro forma net earnings           $ 5,425,833    $ 6,716,467   $ 8,375,368
                                        ===========    ===========   ===========

9.  NONCASH INVESTING AND FINANCING ACTIVITIES

The Company recognized a reduction in recourse and non-recourse notes payable (Note 5) associated with its direct finance and operating lease activities from payments made directly by customers to third-party lenders amounting to $5,258,955, $10,733,555 and $28,739,422 for the years ended March 31, 1998,
1999, and 2000, respectively. In addition, the Company realized a reduction in recourse and non-recourse notes payable from the sale of the associated assets and liabilities amounting to $1,057,389, $10,231,793 and $22,727,174 for the years ended March 31, 1998, 1999 and 2000, respectively.

10.  BENEFIT AND STOCK OPTION PLANS

The Company provides its employees with contributory 401(k) profit sharing plans. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Full vesting in the plans vary from after the fourth to the sixth consecutive year of plan participation. Employer contributions percentages are determined by the Company and are discretionary each year. The Company's expense for the plans was $80,291, $104,617 and $88,500 for the years ended March 31, 1998, 1999 and 2000, respectively.

The Company has established a stock incentive program (the "Master Stock Incentive Plan") to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees of the Company to participate in the ownership of the Company. The Master Stock Incentive Plan provides for the award to eligible directors, employees, and independent contractors of the Company, of a broad variety of stock-based compensation alternatives under a series of component plans. These component plans include tax advantaged incentive stock options for employees under the Incentive Stock Option Plan, formula length of service based nonqualified options to non-employee directors under the Outside Director Stock Plan, nonqualified stock options under the Nonqualified Stock Option Plan, a program for employee purchase of Common Stock of the Company at 85% of fair market value under a tax advantaged Employee Stock Purchase Plan approved by the Board of Directors and effective September 16, 1998, as well as other restrictive stock and performance based stock awards and programs which may be established by the Board of Directors. The aggregate number of shares reserved for grant under all plans which are a part of the Master Stock Incentive Plan represent a floating number equal to 20% of the issued and outstanding stock of the Company (after giving effect to pro forma assumed exercise of all outstanding options and purchase rights). The number that may be subject to options granted under the Incentive Stock Option Plan is also further capped at a maximum of 4,000,000 shares to comply with IRS requirements for a specified maximum. As of March 31, 2000 a total of 2,040,648 shares of common stock have been reserved for issuance upon exercise of options granted under the Plan, which encompasses the following component plans:

a) the Incentive Stock Option Plan ("ISO Plan"), under which 999,182 options are outstanding or have been exercised as of March 31, 2000;

b) the Nonqualified Stock Option Plan ("Nonqualified Plan"), under which 265,000 options are outstanding as of March 31, 2000;

c) the Outside Director Stock Option Plan ("Outside Director Plan"), under which 73,507 are outstanding or have been exercised as of March 31, 2000;

d) the Employee Stock Purchase Plan ("ESPP") under which 47,805 shares have been issued as of March 31, 2000.

The exercise price of options granted under the Master Stock Incentive Plan is equivalent to the fair market value of the Company's stock on the date of grant, or, in the case of the ESPP, not less than 85% of the lowest fair market value of the Company's stock during the purchase period, which is generally six months. Options granted under the plan have various vesting schedules with vesting periods ranging from one to five years. The weighted average fair value of options granted during the years ended March 31, 1998, 1999 and 2000 was $4.84, $3.69 and $5.50 per share, respectively.

A summary of stock option activity during the three years ended March 31, 2000 is as follows:



                                                                                             Weighted
                                                                    Exercise Price       Average Exercise
                                              Number of Shares           Range                Price
                                              ----------------           -----                -----

      Outstanding, April 1, 1997                       353,800            -                      -
      Options granted                                  277,200     $10.75 - $13.25             $11.94
      Options exercised                                  (200)          $8.75                  $ 8.75
      Options forfeited                               (18,900)      $8.75 - $13.00             $11.18
                                              ----------------
      Outstanding, March 31, 1998                      611,900
                                              ================
      Exercisable, March 31, 1998                      199,540
                                              ================

      Outstanding, April 1, 1998                       611,900            -                      -
      Options granted                                  275,507      $7.25 - $13.63             $ 9.89
      Options exercised                               (10,500)          $8.75                  $ 8.75
      Options forfeited                               (97,000)      $8.75 - $13.50             $12.57
                                              ----------------
      Outstanding, March 31, 1999                      779,907
                                              ================
      Exercisable, March 31, 1999                      326,566
                                              ================

      Outstanding, April 1, 1999                       779,907            -                      -
      Options granted                                  576,400      $7.75 - $21.25             $ 8.08
      Options exercised                               (61,044)      $7.25 - $12.25             $10.84
      Options forfeited                               (29,318)      $8.75 - $13.00             $ 9.28
                                              ----------------
      Outstanding, March 31, 2000                    1,265,945
                                              ================
      Exercisable, March 31, 2000                      448,513
                                              ================


Additional information regarding options outstanding as of March 31, 2000 is as follows:

                   Options Outstanding               Options Exercisable
                   -------------------               -------------------
                          Weighted
                          Average       Weighted                    Weighted
        Number           Remaining      Average        Number        Average
     Outstanding   Contractual Life  Exercise Price  Exercisable  Exercise Price
     -----------   ----------------  --------------  -----------  --------------

      1,265,945         7.2 years          $8.81          448,513          $9.14

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


                                                                     Year Ended March 31,
                                                            1998             1999              2000
                                                            ----             ----              ----
       Net earnings, as reported                           $ 6,039,094      $ 6,716,467       $ 8,375,368
                                                           ===========      ===========       ===========
       Net earnings, pro forma                             $ 5,346,761      $ 5,687,667       $ 6,861,442
                                                           ===========      ===========       ===========

       Basic earnings per share, as reported               $      1.00        $    0.99         $    1.09
                                                           ===========        =========         =========
       Basic earnings per share, pro forma                 $      0.89        $    0.84         $    0.89
                                                           ===========        =========         =========
       Diluted earnings per share, as reported             $      0.98        $    0.98         $    0.91
                                                           ===========        =========         =========
       Diluted earnings per share, pro forma               $      0.87        $    0.83         $    0.75
                                                           ===========        =========         =========


Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option pricing models which require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:



                                                                          For the Year Ended March 31,
                                                                   1998               1999               2000
                                                                   ----               ----               ----

          Options granted under the Incentive Stock
               Option Plan:
                    Expected life of option                      5 years             5 years            5 years
                    Expected stock price volatility               30.95%             37.02%             80.67%
                    Expected dividend yield                         0%                 0%                 0%
                    Risk-free interest rate                       5.82%               5.46%              5.95%

          Options granted under the Nonqualified
               Stock Option Plan:
                    Expected life of option                      8 years             5 years               -
                    Expected stock price volatility               30.95%             37.02%                -
                    Expected dividend yield                         0%                 0%                  -
                    Risk-free interest rate                       5.62%                 -                  -

          Options granted under the Outside Director
               Stock Option Plan:
                    Expected life of option                         -                8 years               -
                    Expected stock price volatility                 -                37.02%                -
                    Expected dividend yield                         -                  0%                  -
                    Risk-free interest rate                         -                 4.95%                -


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

The accuracy and usefulness of the fair value information disclosed herein is limited by the following factors:

- These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                               As of March 31, 1999   As of March 31, 2000
                                                Carrying     Fair      Carrying      Fair
                                                 Amount      Value      Amount      Value
                                                 ------      -----      ------      -----
                                                                (In Thousands)
          Assets:
               Cash and cash equivalents       $7,892        $7,892     $21,910    $21,910

          Liabilities:
               Non-recourse notes payable      52,429        55,341     182,845    177,954
               Recourse notes payable          19,081        19,092      39,017     39,024


12.  BUSINESS COMBINATIONS

During the year ended March 31, 1999, the Company acquired PC Plus, Inc., a value-added reseller of personal computers, related network equipment and software products and provider of various support services. This business combination has been accounted for as a purchase.

During the year ended March 31, 2000, the Company purchased all of the stock of CLG, Inc., a technology equipment leasing business, from Centura Bank. This business acquisition has been accounted for as a purchase.

The following pro forma financial information presents the combined results of operations of PC Plus, Inc. and CLG, Inc. as if the acquisitions had occurred as of the beginning of the twelve months ended March 31, 1999 and 2000, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, PC Plus, Inc. and CLG, Inc. constituted a single entity during such periods.
                                                          Unaudited
                                                    Year Ended March 31,
                                           (In Thousands, except per share data)
                                               1999                     2000
                                               ----                     ----
Total Revenues                               $244,319               $280,732
Net Earnings                                    7,509                  7,977
Net Earnings per Common Share - Basic            1.05                   1.04
Net Earnings per Common Share - Diluted          1.04                   0.87


13.      PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANT

On July 1, 1997, the Company sold 161,329 shares of common stock to a single investor for a price of $9.00 per share.

On October 23, 1998, the Company sold 1,111,111 shares of common stock to TC Leasing LLC, a Delaware limited liability company, for a price of $9.00 per share. In addition, the Company granted to TC Leasing LLC, a stock purchase warrant granting the right to purchase an additional 1,090,909 shares of common stock at a price of $11.00 per share, subject to certain anti-dilution adjustments. The warrant was exercisable through December 31, 2001, unless extended pursuant to the terms of the warrant. On February 25, 2000, the Company entered into an agreement, which was amended April 11, 2000, which allowed TC Plus LLC (formerly TC Leasing LLC) to exercise the warrant on a cashless basis at an exercise price of $11.00 per share, contingent upon the Company's completion of a secondary offering. On April 11, 2000, TC Plus LLC exercised their warrant on a cashless basis and were issued 709,956 shares of common stock. Pursuant to the terms of this private placement, the Company agreed to expand its Board of Directors to six persons, four of whom shall be appointed, in whole or in part, by TC Plus LLC. Additionally, the terms of the private placement restricted the Company's ability to pay dividends until October 23, 1999 without the consent of TC Plus LLC.

On December 10, 1999 the Company issued a purchase warrant to an outside business partner. The warrant allows the holder to purchase 7,500 shares of the Company's common stock at a price of $23.00 per share and expires December 10, 2009.

14.  SEGMENT REPORTING

The Company manages its business segments on the basis of the products and services offered. The Company's reportable segments consist of its traditional financing and technology business units (previously known as the lease financing and value added re-selling segments), as well as its newly created electronic commerce ("e-commerce") business unit. The financing business unit offers lease financing solutions to corporations and governmental entities nationwide. The technology business unit sells information technology equipment and related services primarily to corporate customers in the eastern United States. The e-commerce business unit provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The Company evaluates segment performance on the basis on segment net earnings.

Sales of equipment for the e-commerce business unit represents customer equipment purchases executed through Procure(+), and an element of the Company's e-commerce business solution. The amounts charged for using Procure(+) are presented as ePlusSuite revenues in the statement of earnings. The e-commerce business unit's assets consist primarily of capitalized software costs.

The accounting policies of the segments are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies." Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.

                                       Financing    Technology    E-commerce
                                       Business      Business      Business
                                         Unit          Unit          Unit          Total
                                         ----          ----          ----          -----
                                                       (In Thousands)
Twelve months ended March 31, 1998
Sales of equipment                     $ 8,450,633  $ 38,968,482       $ -   $ 47,419,115
Sales of leased equipment               50,362,055             -         -     50,362,055
Lease revenues                          14,882,420             -         -     14,882,420
Fee and other income                     3,483,215     2,295,470         -      5,778,685
                                         ---------     ---------                ---------
    Total Revenues                      77,178,323    41,263,952         -    118,442,275
Cost of sales                           56,736,836    30,355,317         -     87,092,153
Direct lease costs                       5,409,338             -         -      5,409,338
Selling, general and administrative
  expenses                               7,157,552     8,216,292         -     15,373,844
                                         ---------     ---------               ----------
Segment earnings                         7,874,597     2,692,343         -     10,566,940
Interest expense                         1,732,067       104,889         -      1,836,956
                                         ---------       -------                ---------
    Earnings before income taxes         6,142,530     2,587,454         -      8,729,984
                                         =========     =========                =========
Assets                                $ 75,921,360   $ 7,274,255       $ -   $ 83,195,615



                                       Financing    Technology    E-commerce
                                       Business      Business      Business
                                         Unit          Unit          Unit          Total
                                         ----          ----          ----          -----
                                                        (In Thousands)

Twelve months ended March 31, 1999
Sales of equipment                     $ 2,427,196  $ 81,089,058       $ -      $ 83,516,254
Sales of leased equipment               84,378,800             -         -        84,378,800
Lease revenues                          20,610,542             -         -        20,610,542
Fee and other income                     2,945,225     2,519,017         -         5,464,242
                                         ---------     ---------                   ---------
    Total Revenues                     110,361,763    83,608,075         -       193,969,838
Cost of sales                           85,124,386    69,511,814         -       154,636,200
Direct lease costs                       6,183,562             -         -         6,183,562
Selling, general and administrative
  expenses                               7,038,094    11,215,542         -        18,253,636
                                         ---------    ----------                  ----------
Segment earnings                        12,015,721     2,880,719         -        14,896,440
Interest expense                         3,367,149       234,199         -         3,601,348
                                         ---------       -------                   ---------
    Earnings before income taxes         8,648,572     2,646,520         -        11,295,092
                                         =========     =========                  ==========
Assets                               $ 127,784,876  $ 26,573,722       $ -     $ 154,358,598

Twelve months ended March 31, 2000
Sales of equipment                     $ 2,103,603  $156,735,622    $7,412,953 $ 166,252,178
Sales of leased equipment               57,360,366             -         -        57,360,366
Lease revenues                          31,374,244             -             -    31,374,244
Fee and other income                     1,365,675     7,005,440             -     8,371,115
ePlusSuite revenues                              -             -     1,375,901     1,375,901
                                       -----------  ------------    ---------- -------------
    Total Revenues                      92,203,888   163,741,062     8,788,854   264,733,804
Cost of sales                           56,796,063   139,431,514     6,435,776   202,663,353
Direct lease costs                       8,025,343             -             -     8,025,343
Selling, general and administrative                                                        -
  expenses                              11,643,013    16,052,509       709,342    28,404,864
                                        ----------    ----------       -------    ----------
Segment earnings                        15,739,469     8,257,039     1,643,736    25,640,244
Interest expense                        11,016,120       373,562             -    11,389,682
                                        ----------       -------                  ----------
    Earnings before income taxes         4,723,349     7,883,477     1,643,736    14,250,562
                                         =========     =========     =========    ==========
Assets                               $ 295,161,280  $ 49,644,139     $ 529,329 $ 345,334,748


15.  SUBSEQUENT EVENT

On April 17, 2000 the Company completed a secondary offering of 1,000,000 shares of its common stock at a price of $28.00 per share. Net proceeds to the Company were $25,999,884.

16.  QUARTERLY DATA - UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts). Adjustments reflect the results of operations of business combinations accounted for under the pooling of interests method and the reclassification of certain prior period amounts to conform with current period presentation.




                                                            First Quarter                                 Second Quarter
                                               Previously                   Adjusted         Previously                    Adjusted
                                                Reported     Adjustments     Amount           Reported     Adjustments      Amount
                                                --------     -----------    --------         --------     -----------      ------

Year Ended March 31, 1999
Sales                                            $ 35,185       $    -      $ 35,185         $ 31,479     $  -           $ 31,479
Total revenues                                     41,583            -        41,583           38,001        -             38,001
Cost of sales                                      33,097            -        33,097           28,065        -             28,065
Total costs and expenses                           39,143            -        39,143           35,268        -             35,268
Earnings before provision for income taxes          2,440            -         2,440            2,733        -              2,733
Provision for income taxes                            976            -           976            1,093        -              1,093
Net earnings                                        1,464            -         1,464            1,640        -              1,640
                                                    =====                      =====            =====                       =====
Net earnings per common share-Basic                $ 0.24                     $ 0.24           $ 0.26                      $ 0.26
                                                   ======                     ======           ======                      ======

Year Ended March 31, 2000
Sales                                            $ 47,562       $ (408)     $ 47,154         $ 52,621    $ (1,143)       $ 51,478
Total revenues                                     54,363         (408)       53,955           61,192      (1,143)         60,049
Cost of sales                                      43,925         (408)       43,517           47,778      (1,143)         46,635
Total costs and expenses                           51,859         (408)       51,451           57,710      (1,143)         56,567
Earnings before provision for income taxes          2,504            -         2,504            3,482           -           3,482
Provision for income taxes                          1,002            -         1,002            1,393           -           1,393
Net earnings                                        1,502            -         1,502            2,089           -           2,089
                                                    =====                      =====            =====                       =====
Net earnings per common share-Basic (1)            $ 0.20                     $ 0.20           $ 0.28                      $ 0.28
                                                   ======                     ======           ======                      ======


                                                           Third Quarter                                   Fourth Quarter
                                                Previously                   Adjusted         Previously                    Adjusted
                                                 Reported     Adjustments     Amount           Reported     Adjustments      Amount
                                                 --------     -----------    ------           --------     -----------      ------

Year Ended March 31, 1999
Sales                                            $ 63,689          $ -      $ 63,689          $ 37,542         $ -       $ 37,542
Total revenues                                     69,947            -        69,947            44,439           -         44,439
Cost of sales                                      59,625            -        59,625            33,849           -         33,849
Total costs and expenses                           67,117            -        67,117            41,147           -         41,147
Earnings before provision for income taxes          2,830            -         2,830             3,292           -          3,292
Provision for income taxes                          1,132            -         1,132             1,378           -          1,378
Net earnings                                        1,698            -         1,698             1,914           -          1,914
                                                    =====                      =====             =====                      =====
Net earnings per common share-Basic              $   0.24                   $   0.24          $   0.25                   $   0.25
                                                   ======                    ========            ======                     ======

Year Ended March 31, 2000
Sales                                            $ 63,549     $ (1,977)     $ 61,572          $ 63,409         $ -       $ 63,409
Total revenues                                     76,240       (1,977)       74,263            76,460           -         76,460
Cost of sales                                      57,625       (1,977)       55,648            56,860           -         56,860
Total costs and expenses                           72,289       (1,977)       70,312            72,146           -         72,146
Earnings before provision for income taxes          3,951            -         3,951             4,314           -          4,314
Provision for income taxes                          1,580            -         1,580             1,900           -          1,900
Net earnings                                        2,371            -         2,371             2,413           -          2,413
                                                    =====                      =====             =====                      =====
Net earnings per common share-Basic (1)          $   0.30                   $   0.30          $   0.30                   $   0.30
                                                   ======                     ======            ======                     ======


(1) The sum of quarterly amounts does not equal the annual amount due to quarterly calculations being based on varying weighted average shares outstanding.


SCHEDULE II


                           ePlus inc. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
             For the three years ended March 31, 1998, 1999 and 2000
                                 (In Thousands)



                                                     Column C - Additions
                                          Column B      (1)         (2)                       Column E
                                         Balance at  Charged to   Charged to                  Balance at
                                         beginning   costs and      other      Column D        end of
        Column A - Description           of period   expenses     accounts    Deductions        period
        ----------------------           ---------   --------     --------    ----------        ------

2000 Allowance for doubtful accounts
and credit losses                          $   728     $   733      $  1,731     $   533      $  2,659
                                           =======     =======      ========     =======      ========

1999 Allowance for doubtful accounts
and credit losses                          $   142     $   811       $    75     $   300       $   728
                                           =======     =======       =======     =======       =======

1998 Allowance for doubtful accounts
and credit losses                          $   143      $   56        $    -     $    57       $   142
                                           =======      ======        =====      =======       =======


EXHIBIT INDEX


Exhibit Number             Description

 3.2     Amendment of Certificate of Incorporation
21.1     Subsidiaries of the Company
23.1     Consent of Deloitte & Touche LLP
27.1     Financial Data Schedule