Form 10-Q
period 2000-06-30
EPLUS INC
filed 2000-08-14
CIK 1022408

4

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2000
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares of Common Stock outstanding as of August 14, 2000, was 9,671,828.


                               TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES

Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed Consolidated Balance Sheets as of March 31, 2000
                  and June 30, 2000                                                 2

                  Condensed Consolidated Statements of Earnings, Three Months
                  Ended June 30, 1999 and 2000                                      3

                  Condensed Consolidated Statements of Cash Flows, Three Months
                  Ended June 30, 1999 and 2000                                      4

                  Notes to Condensed Consolidated Financial Statements              5

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                           8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       19

Part II. Other Information:

         Item 1.  Legal Proceedings                                                19

         Item 2.  Changes in Securities and Use of Proceeds                        19

         Item 3.  Defaults Upon Senior Securities                                  19

         Item 4.  Submission of Matters to a Vote of Security Holders              19

         Item 5.  Other Information                                                19

         Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                         20

EPLUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                               As of March 31, 2000      As of June 30, 2000
                                                               --------------------      -------------------
ASSETS

Cash and cash equivalents                                             $ 21,909,784          $ 10,787,803
Accounts receivable                                                     60,166,596            67,207,993
Notes receivable                                                         1,195,263             1,368,582
Employee advances                                                           94,693               124,436
Inventories                                                              2,445,425             3,071,417
Investment in direct financing and sales type leases - net             221,884,864           223,046,902
Investment in operating lease equipment - net                           10,114,392             8,822,130
Property and equipment - net                                             2,895,711             3,079,113
Other assets                                                            24,628,020            28,428,522
                                                                        ----------            ----------
TOTAL ASSETS                                                          $345,334,748          $345,936,898
                                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                                          $ 22,975,545          $ 28,962,152
Accounts payable - trade                                                29,451,907            27,215,493
Salaries and commissions payable                                           956,762               960,199
Accrued expenses and other liabilities                                   8,519,353             7,045,907
Income Taxes Payable                                                     3,685,870             3,660,476
Recourse notes payable                                                  39,017,168            19,298,030
Nonrecourse notes payable                                              182,845,152           172,115,811
Deferred taxes                                                             762,139               762,139
                                                                           -------               -------
Total Liabilities                                                      288,213,896           260,020,207
                                                                       ===========           ===========

COMMITMENTS AND CONTINGENCIES                                                 --                    --

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued or outstanding                                                 --                    --
Common stock, $.01 par value; 25,000,000 authorized;
   7,958,433 and 9,673,358 issued and outstanding at
   March 31, 2000 and June 30, 2000, respectively                           79,584                96,734
Additional paid-in capital                                              29,926,168            56,219,972
Retained earnings                                                       27,115,100            29,599,985
                                                                        ----------            ----------
Total Stockholders' Equity                                              57,120,852            85,916,691
                                                                        ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $345,334,748          $345,936,898
                                                                      ============          ============

See Notes to Condensed Consolidated Financial Statements

EPLUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                        Three months ended
                                                                             June 30,
                                                                  1999                    2000
                                                                  ----                    ----
REVENUES

Sales of equipment                                            $ 33,175,781            $ 55,689,994
Sales of leased equipment                                       14,385,824              16,422,062
                                                                ----------              ----------
                                                                47,561,605              72,112,056

Lease revenues                                                   5,537,740               8,554,985
Fee and other income                                               856,436               1,829,626
ePlusSuite revenues                                                      -               1,116,439
                                                                 ---------              ----------
                                                                 6,394,176              11,501,050
                                                                 ---------              ----------

TOTAL REVENUES                                                  53,955,781              83,613,106
                                                                ----------              ----------
COSTS AND EXPENSES

Cost of sales, equipment                                        29,391,516              47,734,206
Cost of sales, leased equipment                                 14,125,432              16,003,734
                                                                ----------              ----------
                                                                43,516,948              63,737,940

Direct lease costs                                                 949,010               3,005,445
Professional and other fees                                        423,671                 439,687
Salaries and benefits                                            3,949,326               6,806,208
General and administrative expenses                              1,294,373               1,934,300
Interest and financing costs                                     1,318,356               3,547,999
                                                                 ---------               ---------
                                                                 7,934,736              15,733,639
                                                                 ---------              ----------

TOTAL COSTS AND EXPENSES                                        51,451,684              79,471,579
                                                                ----------              ----------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                       2,504,097               4,141,527
                                                                 ---------               ---------

PROVISION FOR INCOME TAXES                                       1,001,642               1,656,611
                                                                 ---------               ---------

NET EARNINGS                                                   $ 1,502,455             $ 2,484,916
                                                               ===========             ===========

NET EARNINGS PER COMMON SHARE - BASIC                               $ 0.20                  $ 0.26
                                                               ===========             ===========
NET EARNINGS PER COMMON SHARE - DILUTED                             $ 0.20                  $ 0.24
                                                               ===========             ===========


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                      7,477,532               9,397,157
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                    7,492,780              10,263,498

See Notes to Condensed Consolidated Financial Statements.

EPLUS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                          Three Months Ended
                                                                                                June 30,
                                                                                          1999               2000
                                                                                          ----               ----
Cash Flows From Operating Activities:
     Net earnings                                                                     $ 1,502,455      $  2,484,916
     Adjustments to reconcile net earnings to net cash used by
        operating activities:
           Depreciation and amortization                                                  827,539         2,341,617
           Provision for credit losses                                                    100,000           183,000
           Gain on sale of operating lease equipment                                                       (369,069)
           Adjustment of basis to fair market value of equipment and inventories            3,000           545,000
           Payments from lessees directly to lenders                                     (184,444)       (2,898,496)
           Changes in:
              Accounts receivable                                                     (23,812,675)       (6,928,707)
              Other receivables                                                           245,836          (573,945)
              Employee advances                                                           (45,200)          (30,834)
              Inventories                                                                (806,920)         (484,381)
              Other assets                                                             (2,951,845)       (4,722,224)
              Accounts payable - equipment                                             16,063,283         4,467,606
              Accounts payable - trade                                                  4,462,455          (148,801)
              Salaries and commissions payable, accrued
                 expenses and other liabilities                                            61,336        (4,758,450)
                                                                                       ----------        -----------
                    Net cash used by operating activities                              (4,535,180)      (10,892,768)
                                                                                       ----------       ------------

Cash Flows From Investing Activities:
     Proceeds from sale of operating equipment                                                 --           922,549
     Purchases of operating lease equipment                                                    --        (1,088,510)
     Increase in investment in direct financing and sales-type leases                 (23,612,530)       (8,113,633)
     Purchases of property and equipment                                                 (202,962)         (464,448)
     Increase in other assets                                                             (24,121)         (680,291)
                                                                                      ------------       -----------
                 Net cash used in investing activities                                (23,839,613)       (9,424,333)
                                                                                      ------------       -----------

Cash Flows From Financing Activities:
     Borrowings:
        Nonrecourse                                                                    17,125,538         5,347,698
        Recourse                                                                          321,599         5,283,658
     Repayments:
        Nonrecourse                                                                    (1,824,682)       (8,029,475)
        Recourse                                                                         (426,253)         (183,931)
     Proceeds from issuance of capital stock, net of expenses                              83,094        26,085,953
     Issuance of common stock purchase warrants                                                --           225,000
     Proceeds from lines of credit                                                     11,149,879       (19,533,783)
                                                                                       ----------       ------------
                 Net cash provided by financing activities                             26,429,175         9,195,120
                                                                                       ----------       ------------

Net Decrease in Cash and Cash Equivalents                                             (1,945,618)       (11,121,981)

Cash and Cash Equivalents, Beginning of Period                                          7,891,661        21,909,784
                                                                                       ----------       ------------
Cash and Cash Equivalents, End of Period                                              $ 5,946,043      $ 10,787,803
                                                                                      ===========      =============

Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                           $   375,560      $    238,074
                                                                                      ===========      ============
     Cash paid for income taxes                                                       $ 1,496,069      $  1,578,993
                                                                                      ===========      ============
See Notes To Condensed Consolidated Financial Statements.

                           ePlus inc. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed consolidated interim financial statements of ePlus inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were normal, recurring accruals. Certain prior year amounts have been reclassified to conform to the current year's presentation.

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2000 (the "Company's 2000 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

2.  INVESTMENT IN DIRECT FINANCING AND SALES TYPE LEASES

 The Company's investment in direct financing and sales type leases consists of the following components:

                                                                       March 31,         June 30,
                                                                         2000             2000
                                                                       --------         --------
                                                                            (In Thousands)
           Minimum lease payments                                     $  213,284        $ 214,476
           Estimated unguaranteed residual value                          33,584           33,810
           Initial direct costs, net of amortization (1)                   2,958            3,227
           Less:  Unearned lease income                                 (26,093)         (26,650)
                      Reserve for credit losses                          (1,848)          (1,816)
                                                                      ----------        ---------
           Investment in direct finance and sales
               type leases, net                                        $ 221,885        $ 223,047
                                                                       =========        =========

           (1) Initial direct costs are shown net of amortization of $3,686 and $3,898 at March
               31, 2000 and June 30, 2000, respectively.


3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                                    March 31,        June 30,
                                                                      2000             2000
                                                                      ----             ----
                                                                           (In Thousands)

           Cost of equipment under operating leases                $  26,979         $ 23,906
           Initial direct costs                                           19               18
           Less:  Accumulated depreciation and
                     amortization                                    (16,884)         (15,102)
                                                                   ----------        ---------
           Investment in operating lease equipment, net            $  10,114         $  8,822
                                                                   ==========        =========

4.  BUSINESS COMBINATION

On September 30, 1999,  the Company  purchased all of the stock of CLG,  Inc., a
technology  equipment  leasing  business,   from  Centura  Bank.  This  business
acquisition has been accounted for as a purchase.

The following pro forma financial information presents the combined results of operations of CLG, Inc. as if the acquisition had occurred as of the beginning of the three months ended June 30, 1999 and 2000, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CLG, Inc. constituted a single entity during such periods.


                                                        (Unaudited)
                                                 Three Months Ended June 30,
                                                   1999              2000
                                           -------------------------------------
                                           (In thousands, except per share data)

Total Revenues                                  $ 61,400          $ 83,613
Net Earnings                                       1,415             2,485
Net Earnings per Common Share - Basic               0.18              0.26
Net Earnings per Common Share - Diluted             0.18              0.24


5.  ISSUANCES OF COMMON STOCK AND WARRANTS

On October 23, 1998, the Company sold 1,111,111 shares of common stock to TC Leasing LLC, a Delaware limited liability company, for a price of $9.00 per share. In addition, the Company granted to TC Leasing LLC, a stock purchase warrant granting the right to purchase an additional 1,090,909 shares of common stock at a price of $11.00 per share, subject to certain anti-dilution adjustments. The warrant was exercisable through December 31, 2001, unless extended pursuant to the terms of the warrant. On February 25, 2000, the Company entered into an agreement, which was amended April 11, 2000, which allowed TC Plus LLC (formerly TC Leasing LLC) to exercise the warrants on a cashless basis at an exercise price of $11.00 per share, contingent upon the Company's completion of a secondary offering, which occurred on April 17, 2000. On April 11, 2000, TC Plus LLC exercised their options on a cashless basis and were issued 709,956 shares of common stock. Pursuant to the terms of this private placement, the Company agreed to expand its Board of Directors to six persons, four of whom shall be appointed, in whole or in part, by TC Plus LLC. Additionally, the terms of the private placement restricted the Company's ability to pay dividends until October 23, 1999 without the consent of TC Plus LLC.

On April 17, 2000 the Company completed a secondary offering of 1,000,000 shares of its common stock at a price of $28.50 per share. Net proceeds to the Company were $25,999,884.

On May 25, 2000, the Company issued a common stock purchase warrant to a business partner which allows the holder to purchase up to 50,000 shares of the Company's common stock at a price of $18.75 per share over a two year period beginning July 1, 2000

6.  SEGMENT REPORTING


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

Sales of equipment for the e-commerce business unit represent customer equipment purchases executed through Procure+, an element of the Company's e-commerce business solution. The amounts charged for using Procure+ are presented as ePlusSuite revenues in the statement of earnings. The e-commerce business unit's assets consist primarily of capitalized software costs.

The accounting policies of the financing and technology business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies" in the Company's 2000 Form 10-K. Corporate overhead expenses are allocated to the three segments on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.



                                                Financing       Technology         E-commerce
                                                Business         Business           Business
                                                  Unit             Unit               Unit           Total
                                                  ----             ----               ----           -----

Three months ended June 30, 1999
Sales of equipment                           $     160,559     $ 33,015,222       $         -     $ 33,175,781
Sales of leased equipment                       14,385,824                -                 -       14,385,824
Lease revenues                                   5,537,740                -                 -        5,537,740
Fee and other income                               148,849          707,587                            856,436
ePlusSuite revenues                                      -                -                 -                -
                                             -------------     ------------       -----------     ------------
     Total Revenues                             20,232,972       33,722,809                 -       53,955,781
Cost of sales                                   14,239,729       29,277,219                 -       43,516,948
Direct lease costs                                 949,010                -                 -          949,010
Selling, general and administrative
  expenses                                       2,464,944       3,202,426                  -        5,667,370
                                                 ---------        ---------       -----------      -----------
Segment earnings                                 2,579,289        1,243,164                 -        3,822,453
Interest expense                                 1,272,000           46,356                 -        1,318,356
                                                 ---------        ---------       -----------      -----------
     Earnings before income taxes                1,307,289        1,196,808                 -        2,504,097
                                                 =========        =========       ===========      ===========
Assets                                       $ 165,789,297     $ 30,707,012       $         -     $196,496,309





                                                 Financing       Technology      E-commerce
                                                 Business         Business        Business
                                                   Unit             Unit            Unit             Total
                                              ------------     ------------      ----------          -----
Three months ended June 30, 2000
Sales of equipment                           $   1,582,311     $ 44,309,912      $ 9,797,771     $ 55,689,994
Sales of leased equipment                       16,422,062                -                -       16,422,062
Lease revenues                                   8,554,985                -                -        8,554,985
Fee and other income                               443,741        1,385,885                -        1,829,626
ePlusSuite revenues                                      -                -        1,116,439        1,116,439
                                             -------------     ------------      -----------     ------------
     Total Revenues                             27,003,099       45,695,797       10,914,210       83,613,106
Cost of sales                                   16,747,470       38,482,897        8,507,573       63,737,940
Direct lease costs                               3,005,445                -                -        3,005,445
Selling, general and administrative                                                                         -
  expenses                                       3,419,948        4,335,400        1,424,847        9,180,195
                                                 ---------        ---------        ---------        ---------
Segment earnings                                 3,830,236        2,877,500          981,790        7,689,526
Interest expense                                 3,471,468           76,531                -        3,547,999
                                                 ---------        ---------        ---------        ---------
     Earnings before income taxes                  358,768        2,800,969          981,790        4,141,527
                                             =============     ============      ===========    =============
Assets                                       $ 294,379,247     $ 50,838,888      $   718,763    $ 345,936,898



7.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains and losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB delayed implementation of this statement by one year, to June 15, 2000. The company will adopt SFAS No. 133 in the first quarter of fiscal year 2002 and is evaluating the impact that implementation of this statement will have on its conslidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by the fourth quarter of 2000. We are in the process of evaluating the potential impact of this statement on our financial position and results of operations.

In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25," which clarifies the application of APB Opinion No. 25 for certain issues including: (1) the definition of an employee for purposes of applying APB Opinion No. 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000. We do not expect or anticipate that the adoption of this interpretation will have a material impact on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this report, and the Company's 2000 Form 10-K.

Overview

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

RESULTS OF OPERATIONS - Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 2000

Total revenues generated by the Company during the three-month period ended June 30, 2000 were $83,613,106 compared to revenues of $53,955,781 during the comparable period in the prior fiscal year, an increase of 55.0%. This increase is primarily the result of increased revenues from the sales of equipment, which increased 67.9% to $55,689,994 during the three months ended June 30, 2000. The Company's acquisition of CLG, Inc. also contributed to the increase in revenues, primarily lease revenues. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 51.6% to $72,112,056 during the three-month period ended June 30, 2000, as compared to $47,561,605 in the corresponding period in the prior fiscal year.

The majority of sales of equipment are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For the three-month period ended June 30, 2000, equipment sales through the Company's technology business unit subsidiaries accounted for 97.2% of sales of equipment, with the remainder being sales from brokerage and re-marketing activities. Sales of equipment increased significantly during the three month period ended June 30, 2000 as compared to the prior fiscal year as a result of increased customer purchase volume in the Company's technology business unit subsidiaries. The acquisition of CLG, Inc. in September, 1999, did not materially contribute to the increase in sales of equipment for the periods presented.

The Company realized a gross margin on sales of equipment of 14.3% for the three month period ended June 30, 2000, as compared to a gross margin of 11.4% realized on sales of equipment during the comparable period in the prior fiscal year. This increase in net margin percentage can be primarily attributed to the Company's technology business unit subsidiaries acquisition of higher profit margin customers and focus on selling higher margin equipment and services. The Company's gross margin on sales of equipment is affected by the mix and volume of products sold.


The Company also recognizes revenue from the sale of leased equipment. During the three months ended June 30, 2000, sales of leased equipment increased 14.2% to $16,422,062. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No.
125. The majority of the Company's sales of leased equipment has historically been sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the three months ended June 30, 1999 and 2000, sales to MLC/CLC, LLC, accounted for 34.6% and 91.4% of sales of leased equipment, respectively. Sales to the joint venture require the consent of the joint venture partner. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, has discontinued their investment in new lease acquisitions effective May, 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.


During the three months ended June 30, 2000, the Company recognized a gross margin of 2.5% on leased equipment sales of $16,422,062 as compared to a gross margin of 1.8% on leased equipment sales of $14,385,824 during the same period in the prior fiscal year. The increase in gross margin is due primarily to increased origination fees charged to the equity purchasers of leased equipment.


The Company's lease revenues increased 54.5% to $8,554,985 for the three months ended June 30, 2000 compared with the corresponding period in the prior fiscal year. This increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing and sales type leases. The investment in direct financing and sales type leases at June 30, 1999 and 2000 was $100,716,270 and $223,046,902, respectively. The June 30, 2000 balance represents an increase of $122,330,632 or 121.5% over the balance as of June 30, 1999. The increase in the net investment in direct financing and sales type leases, as well as the corresponding lease revenues, was due in large part to the acquisition of CLG, Inc. The increase in lease revenues for the three months ended June 30, 2000 in comparison to the corresponding period in prior year, without the operations of CLG, Inc., would have been 2.0%.


For the three months ended June 30, 2000, fee and other income increased 113.6% over the comparable period in the prior fiscal year. This increase is attributable to increases in revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. The acquisition of CLG, Inc. did not materially affect the increases for the periods presented.


For the three months ended June 30, 2000, the Company recorded $1,116,439 in ePlusSuite revenues. These revenues consisted primarily of amounts charged for the arrangement of procurement transactions executed through Procure+, a component of ePlusSuite. There were no ePlusSuite revenues recorded in the comparable three months of the prior fiscal year, as ePlusSuite was introduced on November 2, 1999. During the three months ended June 30, 2000, the selling, general and administrative expenses allocated to the e-commerce busines unit consisted primarily of a corporate overhead allocation.

The Company's direct lease costs increased 2,056,435, or 216.7% during the three-month period ended June 30, 2000 as compared to the same period in the prior fiscal year. The increase for the three-month period is attributable to increased credit loss reserve expense and the acquisition of CLG, Inc., which significantly increased the Company's operating lease portfolio and therefore its depreciation expense. The increase in direct lease costs attributable to the acquisition of CLG, Inc. was $1,367,736, or 66.5% of the overall increase.

Salaries and benefits expenses increased 72.3% during the three-month period ended June 30, 2000 over the same period in the prior year. This increase reflects the increased number of personnel employed by the Company, higher commission expenses in the technology business unit, and the acquisition of CLG, Inc.

Interest and financing costs incurred by the Company for the three months ended June 20, 2000 increased 169.1%, and relate to interest costs on the Company's indebtedness. The Company's lease related non-recourse debt portfolio has increased significantly over the balance in the prior year due to its increased investment in direct financing and sales-type leases and the acquisition of CLG, Inc. Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $1,656,611 for the three months ended June 30, 2000 from $1,001,642 for the three months ended June 30, 1999, reflecting effective income tax rates of 40% for both periods.

The foregoing resulted in a 65.4% increase in net earnings for the three-month period ended June 30, 2000 as compared to the same periods in the prior fiscal year. Basic and fully diluted earnings per common share were $.26 and $.24 for the three months ended June 30, 2000, as compared to $.20 for both methods for the three months ended June 30, 1999. Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2000 were 9,397,157 and 10,263,498, respectively. For the three months ended June 30, 1999, the basic and diluted weighted average shares outstanding were 7,477,532 and 7,492,780, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended June 30, 2000, the Company used cash flows in operations of $10,892,768, and used cash flows from investing activities of $9,424,333. Cash flows generated by financing activities amounted to $9,195,120 during the same period. The net effect of these cash flows was a net decrease in cash and cash equivalents of $11,121,981 during the three-month period. During the same period, the Company's total assets increased $602,150, less than 1.0%. On April 17, 2000, the Company completed a secondary offering of 1,000,000 shares of its common stock at a price of $28.50 per share. Net proceeds to the Company were $25,999,884.


The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment lease to third parties, or other internal means of financing. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from money centers and regional banks, insurance companies, finance companies and financial intermediaries. The Company has formal programs with Key Corporate Capital, Inc., Fleet Business Credit Corporation, Centura Bank, Wachovia Bank & Trust, Norwest Equipment Finance, Inc., and Synovus Leasing Company. These programs require that each transaction is specifically approved and done solely at the lender's discretion. During the three-month period ending June 30, 2000, the Company's lease related non-recourse debt portfolio decreased 5.9% to $172,115,811.

On March 12, 1997, the Company established a $10,000,000 credit facility agreement with Heller Financial, Inc. ("Heller"). Under the terms of the Heller facility, a maximum amount of $10,000,000 was available to borrow provided that each draw was subject to the approval of Heller. On March 12, 1998, the formal commitment from Heller to fund additional advances under the line was allowed to expire, however, we are still transacting business as if the formal agreement terms are in place. The primary purpose of the Heller facility was for the permanent fixed-rate discounting of rents for commercial leases of information technology assets with the Company's middle-market customers. As of June 30, 2000 the balance on this account was $1,796,224. Originally, each advance under the facility bore an annual interest rate equal to the sum of the weekly average U.S. Treasury Constant Maturities for a Treasury Note having approximately an equal term as the weighted average term of the contracts subject to the advance, plus an index ranging from 1.75% to 3.00%, depending on the amount of the advance and the credit rating (if any) of the lessee. Thereafter, the annual interest rate was fixed by Heller each month and adjusted each subsequent month. The Heller facility contains a number of contractual covenants and is a limited recourse facility, secured by a first-priority lien in the lease contracts and chattel paper relating to each loan advance, the equipment under the lease contracts, a 10% cross-collateralized first loss guarantee, and all books, records and proceeds. The Heller facility was made to MLC Group and is guaranteed by ePlus inc. The Heller facility is subject to their sole discretion, and is further subject to ePlus inc.'s compliance with certain conditions and procedures.


Through MLC/CLC, LLC, the Company has a joint venture agreement that has historically provided the equity investment financing for certain of the Company's transactions. Firstar Equipment Finance Company ("FEFCO"), formerly Cargill Leasing Corporation, is an unaffiliated investor which owns 95% of MLC/CLC, LLC. FEFCO's parent company, Firstar Corporation, is a $20 billion bank holding company that is publicly traded on the New York Stock Exchange under the symbol "FSR". This joint venture arrangement enables the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment is attributable to sales to MLC/CLC, LLC. (See "RESULTS OF OPERATIONS"). FEFCO has discontinued new lease acquisition transactions effective May, 2000.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of June 30, 2000, the Company had $28,962,152 of unpaid equipment cost, as compared to $22,975,545 at March 31, 2000.

Working capital financing in our leasing business is provided by a $65 million committed credit facility which is a short-term, secured, recourse facility provided through First Union National Bank, N.A. and which has syndicated the facility to the following participants and in the following amounts:

National City Bank ($15 million); Summit Bank ($10 million); Bank Leumi USA ($10 million); and Key Bank ($10 million). This credit facility has been in place since December 1998, was renewed for another one-year period on December 19, 1999, has full recourse to the Company, and is secured by a blanket lien against all of the Company's assets. In addition, the Company has entered into pledge agreements to pledge the common stock of all wholly-owned subsidiaries. The interest rates charged under the facility are LIBOR plus 1.5% or Prime minus
 .5%, depending on the term of the borrowing. The facility expires on December 19, 2000. As of June 30, 2000, the Company had an outstanding balance of $15.0 million on the First Union Credit Facility.

ePlus Technology of NC inc., ePlus Technology of PA inc. and ePlus Technology inc. have separate credit sources to finance their working capital requirements for inventories and accounts receivable. Their traditional business as sellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing where interest expense for the first thirty to forty days is not charged but is paid for by the supplier/distributor. These floor plan liabilities are recorded as accounts payable-trade as they are normally repaid within the thirty to forty day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty day obligation is not paid timely, interest is then assessed at stated contractual rates.

As of June 30, 2000 the floor planning agreements are as follows:


                                                                                Balance at
          Entity                Floor Plan Supplier       Credit Limit         June 30, 2000
--------------------------          -----------           -----------          -------------

ePlus Technology of NC inc.
                                Finova Capital Corp.      $   4,000,000        $   1,696,538
                                IBM Credit Corp.                250,000                   --

ePlus Technology of PA inc.
                                Finova Capital Corp.          7,000,000            4,092,207
                                IBM Credit Corp.                750,000              155,123

EPlus Technology inc.           BankAmerica Credit           18,500,000            2,061,115


ePlus Technology of PA inc. also has a line of credit in place with PNC Bank, N.A. that expires on September 30, 2000, and is guaranteed by ePlus inc. The credit facility provided by Finova Capital Corporation, is required to be guaranteed by ePlus inc. for the greater of one-half of the outstanding balance or $5,500,000.

Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

ePlus Technology, inc. was notified by Bank America Credit of its intent to terminate its floor planning effective August 16, 2000. ePlus Technology, inc. will secure another floor plan supplier or utilize internal working capital as an alternative.

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

The Company's e-commerce business has an extremely limited operating history. Although it has been in the business of financing and selling information technology equipment since 1990, the Company expects to derive a significant portion of its future revenues from its ePlusSuite services. As a result, the
Company will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to the Company's ability to:

o    increase the total number of users of ePlusSuite services
o    adapt to meet changes in its markets and competitive developments; and
o continue to update its technology to enhance the features and functionality of its suite of products.

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

The Company began operating its ePlusSuite services in November, 1999. Broad and timely acceptance of the ePlusSuite services, which is critical to the Company's future success, is subject to a number of significant risks. These risks include:

o operating resource management and procurement on the Internet is a new market; the system's ability to support large numbers of buyers and suppliers is unproven
o significant enhancement of the features and services of ePlusSuite services is needed to achieve widespread commercial initial and continued widespread acceptance of the system;
o    the pricing model may not be acceptable to customers;
o if the Company is unable to develop and increase transaction volume on ePlusSuite, it is unlikely that it will ever achieve or maintain profitability in this business;
o businesses that have made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt the Company's solution;
o the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements; o significant expansion of internal resources is needed to support planned growth of the Company's ePlusSuite services.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On April 11, 2000, the Company issued 709,956 shares of common stock to TC Plus LLC pursuant to a cashless exercise of a warrant, based on an exercise price of $11.00 per share. Due to the sophisticated nature of the investor, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the issuance of the shares pursuant to the exercise.

          On May 25, 2000, the Company issued a common stock purchase warrant to a business partner which allows the holder to purchase up to 50,000 shares of the Company's common stock at a price of $18.75 per share over a two year period beginning July 1, 2000. Due to the institutional and sophisticated nature of the investor, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the issuance of the warrant.

Item 3.   Defaults Under Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information
          Not Applicable

Item 6(a) Exhibits

          Exhibit
          Number       Description                        Page
        -------------- --------------------------------------------------------

          27.1         Financial Data                       21


Item 6(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 ePlus inc.


                                 /s/ PHILLIP G. NORTON

                                 By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                 Date: August 14, 2000


                                 /s/ STEVEN J. MENCARINI

                                 By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer

                                 Date: August 14, 2000



                                      -20