Form 10-Q
period 2000-03-30
EPLUS INC
filed 2000-11-14
CIK 1022408

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2000
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to .

                         Commission file number: 0-28926
                                     -------

                                   ePlus inc.

             (Exact name of registrant as specified in its charter)

                               Delaware 54-1817218

                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                     400 Herndon Parkway, Herndon, VA 20170
                     --------------------------------------
               (Address, including zip code, of principal offices)

       Registrant's telephone number, including area code: (703) 834-5710
                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of Common Stock outstanding as of November 10, 2000, was 9,711,393



                                TABLE OF CONTENTS
                           ePlus inc. AND SUBSIDIARIES



Part I. Financial Information:

        Item 1.  Financial Statements - Unaudited:

               Condensed Consolidated Balance Sheets as of March 31, 2000 and
               September 30, 2000                                                    2

               Condensed Consolidated Statements of Earnings, Three Months
               Ended September 30, 1999 and 2000                                     3

               Condensed Consolidated Statements of Earnings, Six Months Ended
               September 30, 1999 and 2000                                           4

               Condensed Consolidated Statements of Cash Flows, Six Months
               Ended September 30, 1999 and 2000                                     5

               Notes to Condensed Consolidated Financial Statements                  6

                                                                                     9
        Item 2.  Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                            10

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20

Part II. Other Information:

        Item 1.  Legal Proceedings                                                  20

        Item 2.  Changes in Securities and Use of Proceeds                          20

        Item 3.  Defaults Upon Senior Securities                                    20

        Item 4.  Submission of Matters to a Vote of Security Holders                20

        Item 5.  Other Information                                                  21

        Item 6.  Exhibits and Reports on Form 8-K                                   21

Signatures                                                                          22
                                      1


         ePlus inc. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED)

                                                                     As of March 31, 2000    As of September 30, 2000
                                                                    ------------------------------------------------------
         ASSETS

         Cash and cash equivalents                                   $         21,909,784    $            10,101,083
         Accounts receivable                                                   60,166,596                 74,440,507
         Notes receivable                                                       1,195,263                    420,702
         Employee advances                                                         94,693                     35,135
         Inventories                                                            2,445,425                  3,130,516
         Investment in direct financing and sales type leases - net           221,884,864                223,416,858
         Investment in operating lease equipment - net                         10,114,392                  7,904,056
         Property and equipment - net                                           2,895,711                  3,133,688
         Other assets                                                          24,628,020                 19,286,140
                                                                    -------------------------------------------------
         TOTAL ASSETS                                                $        345,334,748     $           341,868,685
                                                                    =================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
         Accounts payable - equipment                                $         22,975,545     $           25,543,251
         Accounts payable - trade                                              29,451,907                 27,591,089
         Salaries and commissions payable                                         956,762                  1,447,269
         Accrued expenses and other liabilities                                 8,519,353                  4,056,579
         Income taxes payable                                                   3,685,870                  2,282,887
         Recourse notes payable                                                39,017,168                 20,829,694
         Nonrecourse notes payable                                            182,845,152                171,208,912
         Deferred taxes                                                           762,139                    762,139
                                                                    -------------------------------------------------
         Total Liabilities                                                    288,213,896                253,721,820

         COMMITMENTS AND CONTINGENCIES                                                  -                          -

         STOCKHOLDERS' EQUITY

         Preferred stock, $.01 par value; 2,000,000 shares authorized;
            none issued or outstanding                                                  -                          -
         Common stock, $.01 par value; 25,000,000and 50,000,000 authorized;
            7,958,433 and 9,691,809 issued and outstanding at
            March 31, 2000 and September 30, 2000, respectively                    79,584                     96,918
         Additional paid-in capital                                            29,926,168                 56,426,792
         Retained earnings                                                     27,115,100                 31,623,155
                                                                    -------------------------------------------------
         Total Stockholders' Equity                                            57,120,852                 88,146,865
                                                                    -------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $        345,334,748     $          341,868,685
                                                                    =================================================

         See Notes to Condensed Consolidated Financial Statements.


                                       2


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                     Three months ended
                                                                        September 30,
                                                                  1999                   2000
REVENUES                                                     -----------------------------------

Sales of equipment                                            $ 38,485,685          $ 58,459,332
Sales of leased equipment                                       14,135,588             6,274,502
                                                             -----------------------------------
                                                                52,621,273            64,733,834

Lease revenues                                                   6,811,368             9,935,773
Fee and other income                                             1,759,091             1,522,023
ePlusSuite revenues                                                      -             1,559,986
                                                             -----------------------------------
                                                                 8,570,459            13,017,782
                                                             -----------------------------------
TOTAL REVENUES                                                  61,191,732            77,751,616
                                                             -----------------------------------
COSTS AND EXPENSES

Cost of sales, equipment                                        34,243,741            50,676,051
Cost of sales, leased equipment                                 13,534,152             6,094,917
                                                             -----------------------------------
                                                                47,777,893            56,770,968

Direct lease costs                                               1,343,377             1,875,864
Professional and other fees                                        398,292             1,238,746
Salaries and benefits                                            4,585,530             7,671,528
General and administrative expenses                              1,729,939             3,007,157
Interest and financing costs                                     1,874,540             3,783,785
                                                             -----------------------------------
                                                                 9,931,678            17,577,080
                                                             -----------------------------------
TOTAL COSTS AND EXPENSES                                        57,709,571            74,348,048
                                                             -----------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                       3,482,161             3,403,568
                                                             -----------------------------------
PROVISION FOR INCOME TAXES                                       1,392,865             1,380,398
                                                             -----------------------------------
NET EARNINGS                                                   $ 2,089,296           $ 2,023,170
                                                             ===================================
NET EARNINGS PER COMMON SHARE - BASIC                               $ 0.28                $ 0.21
                                                             ===================================
NET EARNINGS PER COMMON SHARE - DILUTED                             $ 0.28                $ 0.19
                                                             ===================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                      7,491,305             9,679,246
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                    7,570,015            10,433,732

See Notes to Condensed Consolidated Financial Statements

                                       3


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                       Six months ended
                                                                         September 30,
                                                                 1999                    2000
REVENUES                                                    -------------------------------------

Sales of equipment                                            $ 71,661,466           $ 113,226,778
Sales of leased equipment                                       28,521,412              22,696,563
                                                            --------------------------------------
                                                               100,182,878             135,923,341

Lease revenues                                                  12,349,107              18,890,137
Fee and other income                                             3,030,867               3,354,336
ePlusSuite revenues                                                      -               2,676,426
                                                            --------------------------------------
                                                                15,379,974              24,920,899
                                                            --------------------------------------
TOTAL REVENUES                                                 115,562,852             160,844,240
                                                            --------------------------------------
COSTS AND EXPENSES

Cost of sales, equipment                                        64,047,989              97,857,411
Cost of sales, leased equipment                                 27,659,584              22,098,652
                                                            --------------------------------------
                                                                91,707,573             119,956,063

Direct lease costs                                               2,292,387               4,910,124
Professional and other fees                                        821,176               1,679,103
Salaries and benefits                                            8,586,600              14,478,746
General and administrative expenses                              2,975,956               4,942,136
Interest and financing costs                                     3,192,895               7,331,783
                                                            --------------------------------------
                                                                17,869,014              33,341,892
                                                            --------------------------------------
TOTAL COSTS AND EXPENSES                                       109,576,587             153,297,955
                                                            --------------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                       5,986,265               7,546,285
                                                            --------------------------------------
PROVISION FOR INCOME TAXES                                       2,394,507               3,037,009
                                                            --------------------------------------
NET EARNINGS                                                   $ 3,591,758             $ 4,509,276
                                                            ======================================
NET EARNINGS PER COMMON SHARE - BASIC                          $      0.48             $      0.47
                                                            ======================================
NET EARNINGS PER COMMON SHARE - DILUTED                        $      0.48             $      0.44
                                                            ======================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                      7,484,456               9,538,973
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                    7,519,904              10,365,396

See Notes to Condensed Consolidated Financial Statements.

                                       4


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                   Six Months Ended
                                                                                     September 30,
                                                                                1999               2000
                                                                         --------------------------------------
Cash Flows From Operating Activities:
     Net earnings                                                               $ 3,591,758        $ 4,509,276
     Adjustments to reconcile net earnings to net cash used by
        operating activities:
           Depreciation and amortization                                          1,874,538          4,445,596
           Provision for credit losses                                              330,000            483,000
           Gain on sale of operating lease equipment                                      -           (464,679)
           Adjustment of basis to fair market value of equipment
           and inventories                                                            6,000            502,760
           Payments from lessees directly to lenders                               (343,416)        (5,773,718)
           Loss on disposal of property and equipment                               166,251                635
           Changes in:
              Accounts receivable                                               (25,799,402)       (14,651,691)
              Other receivables                                                     118,514            444,028
              Employee advances                                                     (77,093)            57,454
              Inventories                                                          (923,563)          (650,851)
              Other assets                                                       (4,474,800)         6,432,879
              Accounts payable - equipment                                       15,192,212         (2,730,306)
              Accounts payable - trade                                            7,876,895          2,089,943
              Salaries and commissions payable, accrued
                 expenses and other liabilities                                  (1,552,245)        (5,397,454)
                                                                         --------------------------------------
                    Net cash used by operating activities                        (4,014,351)       (10,703,128)
                                                                         --------------------------------------
Cash Flows From Investing Activities:
     Proceeds from sale of operating equipment                                            -            922,549
     Purchases of operating lease equipment                                               -         (1,704,065)
     Increase in investment in direct financing and sales-type leases           (52,798,787)        (9,859,156)
     Purchases of property and equipment                                           (433,328)        (1,069,494)
     Cash used in acquisitions, net of cash acquired                             (1,845,730)                 -
     Increase in other assets                                                       (58,649)          (711,566)
                                                                         --------------------------------------
                 Net cash used in investing activities                          (55,136,494)       (12,421,732)
                                                                         --------------------------------------
Cash Flows From Financing Activities:
     Borrowings:
        Nonrecourse                                                              52,622,001         42,403,117
        Recourse                                                                    321,599          7,724,975
     Repayments:
        Nonrecourse                                                              (3,825,912)       (40,111,986)
        Recourse                                                                   (438,405)          (186,378)
     Proceeds from issuance of capital stock, net of expenses                       133,272         26,292,957
     Issuance of common stock purchase warrants                                           -            253,125
     Net proceeds (repayment) from (of) lines of credit                          16,151,047        (25,059,651)
                                                                         --------------------------------------
                 Net cash provided by financing activities                       64,963,602         11,316,159
                                                                         --------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                              5,812,757        (11,808,701)

Cash and Cash Equivalents, Beginning of Period                                    7,891,661         21,909,784
                                                                         --------------------------------------

Cash and Cash Equivalents, End of Period                                       $ 13,704,418       $ 10,101,083
                                                                         ======================================
Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                    $  1,133,455       $    423,852
                                                                         ======================================
     Cash paid for income taxes                                                $  1,640,501       $  2,716,433
                                                                         ======================================

See Notes To Condensed Consolidated Financial Statements.

                                       5

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

2.  INVESTMENT IN DIRECT FINANCING AND SALES TYPE LEASES

The Company's investment in direct financing and sales type leases consists of the following components:

                                                      March 31,    September 30,
                                                         2000           2000
                                                            (In Thousands)
                                                     ---------------------------

          Minimum lease payments                       $  213,284  $   216,686
          Estimated unguaranteed residual value            33,584       30,773
          Initial direct costs, net of amortization         2,958        3,279
          Less:  Unearned lease income                    (26,093)     (25,506)
                 Reserve for credit losses                 (1,848)      (1,815)
                                                     ------------- -------------
          Investment in direct financing and sales
              type leases, net                          $ 221,885   $  223,417
                                                     ============= =============

          (1) Initial direct costs are shown net of amortization of $3,686 and $4,276 at March 31, 2000 and September 30, 2000, respectively.


3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                      March 31,    September 30,
                                                         2000           2000
                                                            (In Thousands)
                                                     ---------------------------

       Cost of equipment under operating leases      $  26,979    $   23,730
       Initial direct costs                                 19            18
       Less:  Accumulated depreciation and
              amortization                             (16,884)       (15,844)
                                                     ------------- -------------
       Investment in operating lease equipment, net  $  10,114    $     7,904
                                                     ============= =============


4.  BUSINESS COMBINATION

On September 30, 1999,  the Company  purchased all of the stock of CLG,  Inc., a
technology  equipment  leasing  business,   from  Centura  Bank.  This  business
acquisition has been accounted for as a purchase.

The following pro forma financial information presents the combined results of operations of the Company and CLG, Inc. as if the acquisition had occurred as of the beginning of the six months ended September 30, 1999, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CLG, Inc. constituted a single entity during such periods.

                                                       (Unaudited)
                                                    Six Months Ended
                                                   September 30, 1999
                                            ----------------------------------
                                           (In thousands, except per share data)

Total Revenues                                          $131,562
Net Earnings                                               3,372
Net Earnings per Common Share - Basic                       0.45
Net Earnings per Common Share - Diluted                     0.45


5.  ISSUANCES OF COMMON STOCK AND WARRANTS

On October 23, 1998, the Company sold 1,111,111 shares of common stock to TC Leasing LLC, a Delaware limited liability company, for a price of $9.00 per share. In addition, the Company granted to TC Leasing LLC, a stock purchase warrant granting the right to purchase an additional 1,090,909 shares of common stock at a price of $11.00 per share, subject to certain anti-dilution adjustments. The warrant was exercisable through December 31, 2001, unless extended pursuant to the terms of the warrant. On February 25, 2000, the Company entered into an agreement, which was amended April 11, 2000, which allowed TC Plus LLC (formerly TC Leasing LLC) to exercise the warrants on a cashless basis at an exercise price of $11.00 per share, contingent upon the Company's completion of a secondary offering which occurred on April 17, 2000. On April 11, 2000, TC Plus LLC exercised its options on a cashless basis and was issued 709,956 shares of common stock. Pursuant to the terms of this private placement, the Company agreed to expand its Board of Directors to six persons, four of whom to be appointed, in whole or in part, by TC Plus LLC. Additionally, the terms of the private placement restricted the Company's ability to pay dividends until October 23, 1999 without the consent of TC Plus LLC.

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



                                     Financing   Technology   E-commerce
                                      Business    Business     Business
                                        Unit        Unit         Unit          Total
                                    ---------------------------------------------------
Three months ended September 30, 1999
Sales of equipment                  $ 14,201,205 $38,420,068  $        -   $ 52,621,273
Lease revenues                         6,811,368           -            -     6,811,368
Fee and other income                     278,403   1,480,688            -     1,759,091
ePlusSuite revenues                            -           -            -             -
                                    ---------------------------------------------------
    Total Revenues                    21,290,976  39,900,756            -    61,191,732
Cost of sales                         13,600,158  34,177,735            -    47,777,893
Direct lease costs                     1,343,377           -            -     1,343,377
Selling, general and administrative
  expenses                             2,570,007   4,143,754            -     6,713,761
                                    ---------------------------------------------------
Segment earnings                       3,777,434   1,579,267            -     5,356,701
Interest expense                       1,821,131      53,409            -     1,874,540
                                    ---------------------------------------------------
    Earnings before income taxes       1,956,303   1,525,858            -     3,482,161
                                    ===================================================
Assets                              $285,229,476 $36,979,208  $         -  $322,208,684


Three months ended September 30, 2000
Sales of equipment                   $ 5,959,580 $ 45,694,966 $13,079,288  $ 64,733,834
Lease revenues                         9,935,773           -            -     9,935,773
Fee and other income                     370,824    1,151,199           -     1,522,023
ePlusSuite revenues                            -           -     1,559,986    1,559,986
                                    ---------------------------------------------------
    Total Revenues                    16,266,177   46,846,165   14,639,274   77,751,616
Cost of sales                          6,317,536   38,876,117   11,577,315   56,770,968
Direct lease costs                     1,875,864           -            -     1,875,864
Selling, general and administrative                                                   -
  expenses                             4,730,447    4,663,324    2,523,659   11,917,431
                                    ---------------------------------------------------
Segment earnings                       3,342,330    3,306,723      538,300    7,187,353
Interest expense                       3,701,582       82,203            -    3,783,785
                                    ---------------------------------------------------
    Earnings before income taxes        (359,252)   3,224,520      538,300    3,403,568
                                    ===================================================
Assets                              $282,826,229 $ 58,249,685 $    792,771 $341,868,685


Six months ended September 30, 1999
Sales of equipment                  $ 28,747,588 $ 71,435,290 $          - $100,182,878
Lease revenues                        12,349,107            -            -   12,349,107
Fee and other income                     427,252    2,603,615            -    3,030,867
ePlusSuite revenues                            -            -            -            -
                                    ---------------------------------------------------
    Total Revenues                    41,523,947   74,038,905            -  115,562,852
Cost of sales                         27,839,887   63,867,686            -   91,707,573
Direct lease costs                     2,292,387            -            -    2,292,387
Selling, general and administrative                                                   -
  expenses                             5,034,952    7,348,780            -   12,383,732
                                    ---------------------------------------------------
Segment earnings                       6,356,721    2,822,439            -    9,179,160
Interest expense                       3,093,131       99,764            -    3,192,895
                                    ---------------------------------------------------
    Earnings before income taxes       3,263,590    2,722,675            -    5,986,265
                                    ===================================================
Assets                              $285,229,476 $ 36,979,208 $          - $322,208,684

Six months ended September 30, 2000
Sales of equipment                  $ 23,041,403 $ 90,004,880 $22,877,058  $135,923,341
Lease revenues                        18,890,137            -           -    18,890,137
Fee and other income                     817,252    2,537,084           -     3,354,336
ePlusSuite revenues                            -            -   2,676,426     2,676,426
                                    ---------------------------------------------------
    Total Revenues                    42,748,792   92,541,964  25,553,484   160,844,240
Cost of sales                         22,512,161   77,359,015  20,084,887   119,956,063
Direct lease costs                     4,910,124            -           -     4,910,124
Selling, general and administrative                                                   -
  expenses                             8,250,682    8,927,116    3,922,187   21,099,985
                                    ---------------------------------------------------
Segment earnings                       7,075,825    6,255,833    1,546,410   14,878,068
Interest expense                       7,173,050      158,733            -    7,331,783
                                    ---------------------------------------------------
    Earnings before income taxes         (97,225)   6,097,100    1,546,410    7,546,285
                                    ===================================================
Assets                              $282,826,229 $ 58,249,685 $    792,771 $341,868,685

7.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, which, as amended by FASB Statement No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities." SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains and losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB delayed implementation of this statement for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of fiscal year 2002 and is evaluating the impact that implementation of this statement will have on its consolidated financial statements.

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

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, interest rate fluctuations, our bad debt experience and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of the sale of equipment in our lease portfolio prior to the expiration of the lease term to the lessee or to a third party. Such sales of leased equipment prior to the expiration of the lease term may have the effect of increasing revenues and net earnings during the period in which the sale occurs, and reducing revenues and net earnings otherwise expected in subsequent periods.

In November 1999, we introduced ePlusSuite, a comprehensive business-to-business electronic commerce supply chain management solution for information technology and other operating resources. We currently derive the majority of our revenue from sales and financing of information technology and other assets. The introduction of ePlusSuite reflects our transition to a business-to-business electronic commerce solutions provider from our historical sales and financing business. Our long term strategy, which is wholly dependent upon third party financing, is to significantly reduce our balance sheet risk over time by outsourcing lease and other financing to third-party financial institutions while charging a transaction fee. Our long term strategy also includes the arranging of sales of information technology and other assets for a transaction fee, rather than purchasing and reselling such assets ourselves.

We expect our electronic commerce revenues to be derived primarily from (1) amounts charged or allocated to customers with respect to procurement activity executed through Procure(+); (2) fees from third-party financing sources that provide leasing and other financing for transactions that we arrange through Procure(+) on behalf of our customers; (3) fees from third-party vendors for sales in transactions that we arrange through Procure(+) on behalf of our customers; and (4) amounts charged to customers for the Manage(+) service. We expect to generate increased revenues in our electronic commerce business segment, while revenues from our leasing and sales business may decrease over time, if our long term strategy of generating fees is successful. Because revenues for the sale of leased and other equipment include the full purchase price of the item sold, total revenues may decline to the extent leasing and sales revenues become net revenues in our e-commerce business. However, in the near term, as we seek to implement our electronic commerce business strategy, we will continue to derive most of our revenues from our traditional businesses.

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

To the extent the Company successfully implements these strategies, it expects the business to become less capital intensive over time and this may result in a future reduction of its receivables and lease assets along with the associated liabilities including debt and equipment payables.

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

Selected Accounting Policies

Amounts allocated for the e-commerce business unit's Procure+ service are recognized as services are rendered. Amounts charged for the Manage+ service will be recognized on a straight line basis over the period the services are to be provided.

The manner in which lease finance transactions are characterized and reported for accounting purposes has a major impact upon reported revenue and net earnings. Lease accounting methods significant to our business are discussed below.

We classify our lease transactions, as required by the Statement of Financial Accounting Standards No. 13, Accounting for Leases, or FASB No. 13, as: (1) direct financing; (2) sales-type; or (3) operating. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

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

Direct financing leases are recorded as investment in direct financing leases upon acceptance of the equipment by the customer. At the inception of the lease, unearned lease income is recorded which represents the amount by which the gross lease payments receivable plus the estimated residual value of the equipment exceeds the equipment cost. Unearned lease income is recognized, using the interest method, as lease revenue over the lease term.

Sales-type leases include a dealer profit or loss which is recorded by the lessor at the inception of the lease. The dealer's profit or loss represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. When the Company supplies the equipment for lease through our technology sales business unit subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included as part of our lease revenues.

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

Sales. Sales revenue includes the following types of transactions: (1) sales of new equipment (including some commercial software) and used equipment which is not subject to any type of lease; (2) sales of equipment and commercial software, subject to an existing lease, under which we are lessor, including any underlying financing related to the lease; and (3) sales of off-lease equipment to the secondary market.

Other Sources of Revenue. Amounts charged or allocated for the electronic commerce business unit's Procure(+) service are recognized as services are rendered. Amounts charged for the Manage(+) service will be recognized on a straight line basis over the period the services are provided. These revenues are included in our ePlusSuite revenues in our statement of earnings.

Fee and other income results from: (1) revenue from various technology related services; (2) income from events that occur after the initial sale of a financial asset such as escrow/prepayment income; (3) re-marketing fees; (4) brokerage fees earned for the placement of financing transactions; and (5) interest and other miscellaneous income. These revenues are included in fee and other income in our statements of earnings.

RESULTS OF OPERATIONS - Three and Six Months Ended September 30, 2000 Compared to Three and Six Months Ended September 30, 1999

Total revenues generated by the Company during the three-month period ended September 30, 2000 were $77,751,616 compared to revenues of $61,191,732 during the comparable period in the prior fiscal year, an increase of 27.1%. During the six-month period ended September 30, 2000, revenues were $160,844,240 compared to revenues of $115,562,852 during the comparable period in the prior fiscal year, an increase of 39.2%. These increases are primarily the result of increased revenues from the sales of equipment, which increased 51.9% and 58.0% during the three and six months ended September 30, 2000. The Company's acquisition of CLG, Inc. on September 30, 1999 also contributed to the increase in revenues, primarily lease revenues. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 23.0% to $64,733,834 during the three-month period ended September 30, 2000, as compared to $52,621,273 the corresponding period in the prior fiscal year. For the six-month period ended September 30, 2000, sales increased 35.7% to $135,923,341 over the corresponding period in the prior year.

The majority of sales of equipment are generated through the Company's technology business unit subsidiaries and represented 90.8% and 83.0% of total sales revenue for the three and six-month periods ended September 30, 2000. For the three- and six-month periods ended September 30, 2000, equipment sales through the Company's technology business unit subsidiaries accounted for 100.0% and 99.7% respectively, of sales of equipment, with the remainder being sales from brokerage and re-marketing activities in the lease financing business segment. Sales of equipment increased significantly during the three and six-month periods ended September 30, 2000, as compared to the prior fiscal year as a result of increased customer purchase volume in the Company's technology business unit subsidiaries. The acquisition of CLG, Inc. in September, 1999, did not materially contribute to the increase in sales of equipment for the periods presented.

The Company realized a gross margin on sales of equipment of 13.3% and 13.6% for the three- and six-month periods ended September 30, 2000, as compared to a gross margin of 11.0% and 10.6%, realized on sales of equipment during the comparable periods in the prior fiscal year. This increase in net margin percentage can be primarily attributed to the Company's technology business unit subsidiaries' acquisition of higher profit margin customers and focus on selling higher margin equipment and services. The Company's gross margin on sales of equipment is affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended September 30, 2000, sales of leased equipment decreased 55.6% to $6,274,502. During the six months ended September 30, 2000, sales of lease equipment decreased 20.4% to $22,696,563. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. Prior to May 2000, the majority of the Company's sales of leased equipment has historically been sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the three and six months ended September 30, 2000, sales to MLC/CLC, LLC, accounted for 0.0% and 66.2% of sales of leased equipment, respectively. During the comparable three and six-month periods in the prior fiscal year, sales to MLC/CLC, LLC accounted for 27.3% and 20.8% of leased equipment sales. Sales to the joint venture require the consent of the joint venture partner. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, has discontinued their investment in new lease acquisitions effective May 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

During the three and six months ended September 30, 2000, the Company recognized a gross margin of 2.9% and 2.6% on leased equipment sales of $6,274,502 and $22,696,563. During the three and six-month periods in the prior fiscal year, the Company realized a gross margin of 4.3% and 3.0% on leased equipment sales of $14,135,588 and 28,521,412. This decrease in both volume of equipment sales and margin is the result of decreased sales to the Company's equity joint venture partner.

The Company's lease revenues increased 45.9% to $9,935,773 for the three months ended September 30, 2000, compared with the corresponding period in the prior fiscal year. For the six-month period, lease revenues increased 53.0% to $18,890,137. The increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing and sales type leases. The investment in direct financing and sales type leases at September 30, 1999 and 2000 was $191,163,216 and $223,416,858, respectively. The
September 30, 2000 balance represents an increase of $32,253,643 or 16.9% over the balance as of September 30, 1999. The increase in the net investment in direct financing and sales type leases, as well as the corresponding lease revenues, was due in large part to the acquisition of CLG, Inc. which was reflected on the Company's balance sheet as of September 30, 1999.

For the three and six months ended September 30, 2000, fee and other income decreased 13.5% and increased 10.7%, respectively, over the comparable periods in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. The acquisition of CLG, Inc. did not materially affect the increases for the periods presented.

For the three and six months ended September 30, 2000, the Company recorded $1,559,986 and $2,676,426 in ePlusSuite revenues. These revenues consisted primarily of amounts charged for the arrangement of procurement transactions executed through Procure+, a component of ePlusSuite. There were no ePlusSuite revenues recorded in the comparable three or six month periods of the prior fiscal year, as ePlusSuite was introduced on November 2, 1999. During the three and six months ended September 30, 2000, the selling, general and administrative expenses allocated to the e-commerce business unit consisted primarily of direct expenses and allocated corporate overhead.

The Company's direct lease costs increased 39.6% and 114.2%, respectively, during the three and six-month periods ended September 30, 2000 as compared to the same periods in the prior fiscal year. The increases for the three- and six-month periods are attributable to the acquisition of CLG, Inc., which significantly increased the Company's operating lease portfolio and therefore its depreciation expense.

Salaries and benefits expenses increased 67.3% during the three-month period ended September 30, 2000 over the same period in the prior year. For the fiscal year to date through September 30, 2000, salaries and benefits increased 68.6% over the prior year. This increase reflects the increased number of personnel employed by the Company, higher commission expenses in the technology business unit, and the acquisition of CLG, Inc.

Interest and financing costs incurred by the Company for the three and six months ended September 30, 2000 increased 101.9% and 129.6%, respectively, and relate to interest costs on the Company's indebtedness. The Company's lease related non-recourse debt portfolio has increased significantly over the balance in the prior year due to its increased investment in direct financing and sales-type leases and the acquisition of CLG, Inc. Payments for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes decreased to $1,380,398 for the three months ended September 30, 2000 from $1,392,865 for the three months ended September 30, 1999, reflecting effective income tax rates of 40% for both periods. For the six months ended September 30, 2000, the Company's provision for income taxes was $3,037,009 as compared to $2,394,507 during the comparable prior year period, reflecting effective income tax rates of 40% for both periods.

The foregoing resulted in a 3.2% decrease and 25.6% increase in net earnings for the three and six-month periods ended September 30, 2000, respectively, as compared to the same periods in the prior fiscal year. Basic and fully diluted earnings per common share were $.21 and $.19 for the three months ended September 30, 2000, as compared to $.28 for both methods for the three months ended September 30, 1999. Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2000 were 9,679,246 and 10,433,732, respectively. For the three months ended September 30, 1999, the basic and diluted weighted average shares outstanding were 7,491,305 and 7,570,015, respectively. For the fiscal year to date through September 30, 2000, the Company's basic and fully diluted earnings per common share were $.47 and $.44, respectively, as compared to $.48 for both methods for the same period in 1999, based on weighted average common shares outstanding of 9,538,973 and 10,365,396, respectively, for 2000, and 7,484,456 and 7,519,904, respectively, for 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended September 30, 2000, the Company used cash flows in operations of $10,703,128 and used cash flows from investing activities of $12,421,732. Cash flows generated by financing activities amounted to $11,316,159 during the same period. The net effect of these cash flows was a net decrease in cash and cash equivalents of $11,808,701 during the six-month period. During the same period, the Company's total assets decreased $3,466,063, or 1.0%. On April 17, 2000 the Company completed a secondary offering of 1,000,000 shares of its common stock at a price of $28.50 per share. Net proceeds to the Company were $25,999,884.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. The Company has formal programs with Key Corporate Capital, Inc., and Fleet Business Credit Corporation. In addition to these programs, recently the Company has regularly funded its leasing activities with Wachovia Bank and Trust, Citizens Leasing Corporation, GE Capital Corporation, National City Bank, Hitachi Leasing America, Fifth Third Bank and Heller Financial, Inc., among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion. During the six-month period ending September 30, 2000, the Company's lease related non-recourse debt portfolio decreased 6.4% to $171,208,912.

Whenever possible and desirable, we arrange for equity investment financing which includes selling assets including the residual portions to third parties and financing the equity investment on a non-recourse basis. We generally retain customer control and operational services, and have minimal residual risk. We usually preserve the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed to return on its investment.

Through MLC/CLC, LLC, the Company has a joint venture agreement that had historically provided the equity investment financing for certain of the Company's transactions. Firstar Equipment Finance Company ("FEFCO"), formerly Cargill Leasing Corporation, is an unaffiliated investor which owns 95% of MLC/CLC, LLC. FEFCO's parent company, Firstar Corporation, is a $20 billion bank holding company that is publicly traded on the New York Stock Exchange under the symbol "FSR". This joint venture arrangement enabled the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment is attributable to sales to MLC/CLC, LLC. (See "RESULTS OF OPERATIONS"). FEFCO has discontinued new lease acquisition transactions effective May 2000. We actively sell or finance our equity investment with Heller Financial, Inc., Fleet Business Credit Corporation and GE Capital Corporation, among others.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of September 30, 2000, the Company had $25,543,251 of unpaid equipment cost, as compared to $22,975,545 at March 31, 2000.

Working capital financing in our leasing business is provided by a $65 million committed credit facility which is a short-term, secured, recourse facility provided through First Union National Bank, N.A. and which has syndicated the facility to the following participants and in the following amounts: National City Bank ($15 million); Summit Bank ($10 million); Bank Leumi USA ($10 million); and Key Bank ($10 million). This credit facility has been in place since December 1998, was renewed for another one-year period on December 19, 1999, has full recourse to the Company, and is secured by a blanket lien against all of the Company's assets. In addition, the Company has entered into pledge agreements to pledge the common stock of all wholly owned subsidiaries. The interest rates charged under the facility are LIBOR plus 1.5% or Prime minus
 .5%, depending on the term of the borrowing. The facility expires on December 19, 2000. The Company has received notice from First Union that they anticipate not renewing their participation in that facility. The Company received notice that Key Bank will terminate their participation upon expiration. The Company is currently in the process of replacing this facility; however, while management feels that some type of credit facility will be contracted, there is no guaranty that we will be successful in finding a replacement facility. As of September 30, 2000, the Company had an outstanding balance of $9.5 million on the First Union Credit Facility.

ePlus Technology of NC, inc., ePlus Technology of PA, inc. and ePlus Technology, inc. have separate credit facilities to finance their working capital requirements for inventories and accounts receivable. Their traditional business as sellers of PC's and related network equipment and software products is financed through agreements known as "floor planning" financing in which interest expense for the first thirty to forty days is not charged but is paid by the supplier/distributor. These floor planning liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty to forty day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty day obligation is not paid timely, interest is then assessed at stated contractual rates.

In addition to the floor planning financing, ePlus Technology, inc. has an accounts receivable facility through Deutsche Financial Services Corporation. As of September 30, 2000, the balance of this facility was $7,561,194 and is included in recourse notes payable.

As of September 30, 2000 the floor planning agreements are as follows:

                                                                 Balance at
                                                                September 30,
     Entity        Floor Plan Supplier      Credit Limit            2000
------------------------------------------------------------------------------

ePlus
Technology  of     Finova Capital Corp.     $    4,000,000    $   3,373,570
of NC, inc.
                   IBM Credit Corp.                250,000           71,475

ePlus
Technology of      Finova Capital Corp.          7,000,000        4,737,145
PA, inc.
                   IBM Credit Corp.                750,000          554,465

ePlus
Technology,        Deutsche Financial
inc.               Services Corp.               19,000,000        5,698,805

ePlus Technology of PA, inc. also has a line of credit in place with PNC Bank, N.A. that expires on November 30, 2000 and is guaranteed by ePlus inc. The credit facility provided by Finova Capital Corporation is required to be guaranteed by ePlus inc. for the greater of one half the outstanding balance or $5,500,000. The facility provided by Deutsche Financial Services Corporation, requires a guaranty of up to $2,000,000 of the outstanding balance by ePlus inc.

Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

ePlus Technology , inc. was previously supplied a floor planning facility by BankAmerica Credit who terminated the agreement, effective August 16, 2000. ePlus Technology, inc. contracted with Deutsche Financial Services Corporation on August 30, 2000, to replace the previous supplier.

The continued implementation of the Company's e-commerce business strategy will require a significant investment in both cash and managerial focus. In addition, the Company may selectively acquire other companies that have attractive customer relationships and skilled sales forces. The Company may also acquire technology companies to expand and enhance the platform of ePlusSuite to provide additional functionality and value added services. As a result, the Company may require additional financing to fund its strategy implementation and potential future acquisitions, which may include additional debt and equity financing.

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

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the first two quarters of the fiscal year.

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

The Company's e-commerce business has an extremely limited operating history. Although it has been in the business of financing and selling information technology equipment since 1990, the Company expects to derive a significant portion of its future revenues from its ePlusSuite services. As a result, the
Company will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early stage companies using new and web-enabled business models in new and rapidly evolving markets. Some of these challenges relate to the Company's ability to:

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

Over the longer term, the Company expects to derive a significant portion of its revenues from ePlusSuite services. The Company expects to incur increased expenses that may negatively impact profitability. The Company also expects to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development of this business. As a result, the Company may incur significant losses in its e-commerce business unit in the foreseeable future, which may have a material adverse effect on the future operating results of the Company as a whole.

The Company began operating its ePlusSuite services in November 1999. Broad and timely acceptance of the ePlusSuite services, which is critical to the Company's future success, is subject to a number of significant risks. These risks include:

o    operating  resource  management  and  procurement  on the Internet is a new market;
o the system's ability to support larger numbers of buyers and suppliers is unproven;
o significant enhancement of the features and services of ePlusSuite services is needed to achieve widespread commercial initial and continued widespread acceptance of the system;
o    the pricing models may not be acceptable to customers;
o if the Company is unable to develop and increase transaction volume on ePlusSuite, it is unlikely that it will ever achieve or maintain profitability in this business;
o businesses that have made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt the Company's solution;
o the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements;
o significant expansion of internal resources is needed to support planned growth of the Company's ePlusSuite services.

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

Item 3. Defaults Upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On  September  20,  2000,   the  Company  held  its  Annual  Meeting  of
Stockholders.

          1. At the Annual Meeting, C. Thomas Faulders, III and Dr. Paul G. Stern were elected to the Board of Directors as Class I Directors to hold office for three years until a successor has been duly elected and shall qualify, with votes cast.

                                                For             Withheld
                                                ---             --------
               C. Thomas Faulders, III        7,684,194          35,352
               Dr. Paul G. Stern              7,684,194          35,352

          2. To approve and adopt an amendment to the ePlus inc. Certificate of Incorporation to increase the number of shares of our authorized stock from 27 million shares (consisting of 25 million shares of common stock, par value $0.01, and 2 million preferred shares) to 52 million shares (consisting of 50 million shares of common stock, par value $0.01, and 2 million preferred shares).

               For                    Against                      Abstain
               ---                    -------                      -------
               7,661,945              50,321                       7,280

          3. To ratify the appointment of Deloitte & Touche LLP, as the Company's independent auditors for the Company's fiscal year ending March 31, 2001.

               For                    Against                      Withheld
               ---                    -------                      --------
               7,711,928              3,860                        3,758

Item 5. Other Information
        Not Applicable

Item 6(a)  Exhibits

        Exhibit
         Number    Description                                            Page
       ----------- -------------------------------------------------------------

         27.1      Financial Data Schedule                                 X

Item 6(b)  Reports on Form 8-K

Form 8-K dated September 8, 2000, and filed with the SEC on September 22, 2000, to report the agreement with Deutsche Financial Services Corporation to provide a $19 million dollar limit in floor planning and a $6 million dollar accounts receivable facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             ePlus inc.


                             /s/ PHILLIP G. NORTON

                             By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                             Date: November 14, 2000


                             /s/ STEVEN J. MENCARINI

                             By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer

                             Date: November 14, 2000