Form 10-Q
period 2000-12-31
EPLUS INC
filed 2001-02-14
CIK 1022408

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 2000
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from ___to ___.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

             The number of shares of Common Stock outstanding as of
                        February 12, 2001, was 9,718,401


                                TABLE OF CONTENTS
                           ePlus inc. AND SUBSIDIARIES

Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed Consolidated Balance Sheets as of March 31, 2000 and
                  December 31, 2000                                                     2
                  Condensed Consolidated Statements of Earnings, Three Months
                  Ended December 31, 1999 and 2000                                      3

                  Condensed Consolidated Statements of Earnings, Nine Months Ended
                  December 31, 1999 and 2000                                            4

                  Condensed Consolidated Statements of Cash Flows, Nine Months
                  Ended December 31, 1999 and 2000                                      5

                  Notes to Condensed Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                               9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk            20

Part II. Other Information:

         Item 1.  Legal Proceedings                                                     20

         Item 2.  Changes in Securities and Use of Proceeds                             20

         Item 3.  Defaults Upon Senior Securities                                       20

         Item 4.  Submission of Matters to a Vote of Security Holders                   20

         Item 5.  Other Information                                                     20

         Item 6.  Exhibits and Reports on Form 8-K                                      20

Signatures                                                                              21


         ePlus inc. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED)

                                                                    As of March 31, 2000    As of December 31, 2000
                                                                    ------------------------------------------------------

         ASSETS

         Cash and cash equivalents                                         $  21,909,784               $ 26,036,569
         Accounts receivable                                                  60,166,596                 55,951,053
         Notes receivable                                                      1,195,263                    980,277
         Employee advances                                                        94,693                     20,236
         Inventories                                                           2,445,425                  2,862,127
         Investment in direct financing and sales type leases - net          221,884,864                220,690,846
         Investment in operating lease equipment - net                        10,114,392                  5,492,755
         Property and equipment - net                                          2,895,711                  4,430,536
         Other assets                                                         24,628,020                 19,081,693
                                                                     -----------------------------------------------
         TOTAL ASSETS                                                      $ 345,334,748              $ 335,546,092
                                                                     ====================================================


         LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
         Accounts payable - equipment                                      $  22,975,545               $ 14,426,469
         Accounts payable - trade                                             29,451,907                 19,805,065
         Salaries and commissions payable                                        956,762                  1,988,319
         Accrued expenses and other liabilities                                8,519,353                 30,247,331
         Income taxes payable                                                  3,685,870                  2,795,461
         Recourse notes payable                                               39,017,168                  4,544,908
         Nonrecourse notes payable                                           182,845,152                171,020,715
         Deferred taxes                                                          762,139                    762,139
                                                                     ------------------------------------------------
         Total Liabilities                                                   288,213,896                245,590,407

         COMMITMENTS AND CONTINGENCIES
                                                                                     -                          -
         STOCKHOLDERS' EQUITY

         Preferred stock, $.01 par value; 2,000,000 shares authorized;
            none issued or outstanding                                               -                          -
         Common stock, $.01 par value; 25,000,000 and 50,000,000
            authorized; 7,958,433 and 9,718,401 issued and outstanding
            at March 31, 2000 and December 31, 2000, respectively                 79,584                     97,190
         Additional paid-in capital                                           29,926,168                 56,506,475
         Retained earnings                                                    27,115,100                 33,352,020
                                                                     ----------------------------------------------------
         Total Stockholders' Equity                                           57,120,852                 89,955,685
                                                                     ----------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 345,334,748              $ 335,546,092
                                                                     ====================================================

         See Notes to Condensed Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                         Three months ended
                                                                             December 31,
                                                                   1999                    2000
                                                           --------------------------------------------
REVENUES

Sales of equipment                                                $ 47,188,893            $ 53,735,856
Sales of leased equipment                                           16,360,757               5,615,123
                                                           --------------------------------------------
                                                                    63,549,650              59,350,979

Lease revenues                                                       9,467,586              10,585,654
Fee and other income                                                 2,925,506               1,978,577
ePlusSuite revenues                                                    297,453               1,759,386
                                                           --------------------------------------------
                                                                    12,690,545              14,323,617
                                                           --------------------------------------------
TOTAL REVENUES                                                      76,240,195              73,674,596
                                                           --------------------------------------------
COSTS AND EXPENSES

Cost of sales, equipment                                            42,315,260              43,627,009
Cost of sales, leased equipment                                     15,309,659               5,537,042
                                                           --------------------------------------------
                                                                    57,624,919              49,164,051

Direct lease costs                                                   3,116,460               4,734,039
Professional and other fees                                            566,365                 726,790
Salaries and benefits                                                5,101,722               8,342,731
General and administrative expenses                                  1,841,111               3,653,835
Interest and financing costs                                         4,038,850               4,081,381
                                                           --------------------------------------------
                                                                    14,664,508              21,538,776
                                                           --------------------------------------------
TOTAL COSTS AND EXPENSES                                            72,289,427              70,702,827
                                                           --------------------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                           3,950,768               2,971,769
                                                           --------------------------------------------
PROVISION FOR INCOME TAXES                                           1,580,340               1,242,907
                                                           --------------------------------------------
NET EARNINGS                                                       $ 2,370,428             $ 1,728,862
                                                           ============================================
NET EARNINGS PER COMMON SHARE - BASIC                                   $ 0.30                  $ 0.18
                                                           ============================================
NET EARNINGS PER COMMON SHARE - DILUTED                                 $ 0.26                  $ 0.18
                                                           ============================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                          7,885,729               9,707,436
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                        9,092,317               9,866,573

See Notes to Condensed Consolidated Financial Statements.

                                       3


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                        Nine months ended
                                                                            December 31,
                                                                    1999                    2000
                                                           ------------------------------------------------
REVENUES

Sales of equipment                                               $ 118,850,359           $ 166,962,802
Sales of leased equipment                                           44,882,169              28,311,687
                                                           --------------------------------------------
                                                                   163,732,528             195,274,489

Lease revenues                                                      21,816,694              29,475,790
Fee and other income                                                 5,956,374               5,332,912
ePlusSuite revenues                                                    297,453               4,435,811
                                                           --------------------------------------------
                                                                    28,070,521              39,244,513
                                                           --------------------------------------------
TOTAL REVENUES                                                     191,803,049             234,519,002
                                                           --------------------------------------------
COSTS AND EXPENSES

Cost of sales, equipment                                           106,363,250             141,484,589
Cost of sales, leased equipment                                     42,969,242              27,635,693
                                                           --------------------------------------------
                                                                   149,332,492             169,120,282

Direct lease costs                                                   5,408,846               9,644,163
Professional and other fees                                          1,387,540               2,405,892
Salaries and benefits                                               13,688,322              22,821,477
General and administrative expenses                                  4,817,067               8,595,970
Interest and financing costs                                         7,231,746              11,413,166
                                                           --------------------------------------------
                                                                    32,533,521              54,880,668
                                                           --------------------------------------------
TOTAL COSTS AND EXPENSES                                           181,866,013             224,000,950
                                                           --------------------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                           9,937,036              10,518,052
                                                           --------------------------------------------
PROVISION FOR INCOME TAXES                                           3,974,847               4,279,916
                                                           --------------------------------------------
NET EARNINGS                                                       $ 5,962,189             $ 6,238,136
                                                           ============================================
NET EARNINGS PER COMMON SHARE - BASIC                                   $ 0.78                  $ 0.65
                                                           ============================================
NET EARNINGS PER COMMON SHARE - DILUTED                                 $ 0.70                  $ 0.60
                                                           ============================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                          7,618,700               9,594,984
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                        8,554,461              10,364,288

See Notes to Condensed Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                                  1999               2000
                                                                           ---------------------------------------
Cash Flows From Operating Activities:
     Net earnings                                                                 $ 5,962,189       $   6,238,136
     Adjustments to reconcile net earnings to net cash used by
        operating activities:
           Depreciation and amortization                                            4,979,393           7,917,332
           Provision for credit losses                                                360,000             683,000
           Gain on sale of operating lease equipment                                 (402,036)           (487,068)
           Adjustment of basis to fair market value of equipment and inventories        9,000           1,590,760
           Payments from lessees directly to lenders                               (4,043,648)         (5,960,322)
          Loss on disposal of property and equipment                                   45,798              17,864
           Changes in:
              Accounts receivable                                                 (16,369,538)          5,210,965
              Other receivables                                                    (3,998,476)         (1,108,046)
              Employee advances                                                       (54,496)             69,366
              Inventories                                                           4,087,197            (385,462)
              Other assets                                                            341,043           6,019,152
              Accounts payable - equipment                                            466,121          (8,549,076)
              Accounts payable - trade                                             11,287,990          (3,488,887)
              Salaries and commissions payable, accrued
                 expenses and other liabilities                                    (3,413,888)         14,426,991
                                                                           ---------------------------------------
                    Net cash used (provided) by operating activities                 (743,351)         22,194,705
                                                                           ---------------------------------------

Cash Flows From Investing Activities:
     Proceeds from sale of operating equipment                                        781,599             922,549
     Purchases of operating lease equipment                                        (1,385,105)         (1,966,060)
     Increase in investment in direct financing and sales-type leases             (83,492,103)        (20,745,428)
     Purchases of property and equipment                                             (980,036)         (3,065,948)
     Cash used in acquisitions, net of cash acquired                               (1,845,730)                  -
     Increase in other assets                                                        (135,718)         (1,906,752)
                                                                           ---------------------------------------
                 Net cash used in investing activities                            (87,057,093)        (26,761,639)
                                                                           ---------------------------------------
Cash Flows From Financing Activities:
     Borrowings:
        Nonrecourse                                                                82,444,589          79,124,615
        Recourse                                                                    4,905,701             975,485
     Repayments:
        Nonrecourse                                                                (6,727,946)        (63,224,284)
        Recourse                                                                     (938,773)           (186,448)
     Proceeds from issuance of capital stock, net of expenses                         330,030          26,372,862
     Issuance of common stock purchase warrants                                             -             225,000
     Net proceeds (repayment) from (of) lines of credit                            11,582,522         (34,593,511)
                                                                           ---------------------------------------
                 Net cash provided by financing activities                         91,596,123           8,693,719
                                                                           ---------------------------------------
Net Increase in Cash and Cash Equivalents                                           3,795,679           4,126,785
Cash and Cash Equivalents, Beginning of Period                                      7,891,661          21,909,784
                                                                           ---------------------------------------
Cash and Cash Equivalents, End of Period                                         $ 11,687,340        $ 26,036,569
                                                                           =======================================
Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                      $  2,797,802        $    727,496
                                                                           =======================================
     Cash paid for income taxes                                                  $  4,463,357        $   2,532,091
                                                                           =======================================

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

2.  INVESTMENT IN DIRECT FINANCING AND SALES TYPE LEASES

The Company's investment in direct financing and sales type leases consists of the following components:

                                                        March 31,   December 31,
                                                          2000         2000
                                                            (In Thousands)
                                                       -------------------------

     Minimum lease payments                            $  213,284     $  213,135

     Estimated unguaranteed residual value                 33,584        31,972
     Initial direct costs, net of amortization (1)          2,958         3,449
     Less:  Unearned lease income                        (26,093)       (26,049)
                Reserve for credit losses                 (1,848)        (1,816)
                                                       -----------     ---------

     Investment in direct financing and sales
         type leases, net                              $  221,885      $ 220,691
                                                       ==========      =========

     (1) Initial direct costs are shown net of amortization of $3,686 and $4,608 at March 31, 2000 and December 31, 2000, respectively.


3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                       March 31,    December 31,
                                                         2000          2000
                                                           (In Thousands)
                                                       -------------------------

        Cost of equipment under operating leases        $  26,979     $  22,026
        Initial direct costs                                   19            15
        Less:  Accumulated depreciation and
                  amortization                            (16,884)      (16,548)
                                                        ------------- ----------
        Investment in operating lease equipment, net    $  10,114     $   5,493
                                                        ============= ==========


4.  BUSINESS COMBINATION

On September 30, 1999,  the Company  purchased all of the stock of CLG,  Inc., a
technology  equipment  leasing  business,   from  Centura  Bank.  This  business
acquisition has been accounted for as a purchase.

The following pro forma financial information presents the combined results of operations of the Company and CLG, Inc. as if the acquisition had occurred as of the beginning of the nine months ended December 31, 1999, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CLG, Inc. constituted a single entity during such periods.

                                                          Nine Months Ended
                                                          December 31, 1999
                                                            (Unaudited)
                                                         In Thousands (except
                                                           per share data)
                                                       ----------------------
          Total Revenues                                            $208,458
          Net Earnings                                                 5,652
          Net Earnings per Common Share - Basic                         0.72
          Net Earnings per Common Share - Diluted                       0.64


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


                                      Financing    Technology    E-commerce
                                      Business      Business      Business
                                        Unit          Unit          Unit          Total
                                    --------------------------------------------------------
Three months ended December 31, 1999
Sales of equipment                   $ 16,608,129  $ 45,417,558   $ 1,523,963  $ 63,549,650
Lease revenues                          9,467,586             -             -     9,467,586
Fee and other income                      531,043     2,394,463             -     2,925,506
ePlusSuite revenues                             -             -       297,453       297,453
                                    --------------------------------------------------------
    Total Revenues                     26,606,758    47,812,021     1,821,416    76,240,195


                                      Financing    Technology    E-commerce
                                      Business      Business      Business
                                        Unit          Unit          Unit          Total
                                    --------------------------------------------------------
Cost of sales                          15,648,614    40,747,917     1,228,388    57,624,919
Direct lease costs                      3,116,460             -             -     3,116,460
Selling, general and administrative
  expenses                              2,962,062     4,367,465       179,671     7,509,198
                                    --------------------------------------------------------
Segment earnings                        4,879,622     2,696,639       413,357     7,989,618
Interest expense                        3,917,808       121,042             -     4,038,850
                                    --------------------------------------------------------
    Earnings before income taxes          961,814     2,575,597       413,357     3,950,768
                                    ========================================================
Assets                              $ 271,330,332    47,967,618     $ 561,908 $ 319,859,858

Three months ended December 31, 2000
Sales of equipment                  $   5,694,357  $ 40,431,490  $ 13,225,132  $ 59,350,979
Lease revenues                         10,585,654             -             -    10,585,654
Fee and other income                      607,632     1,370,945             -     1,978,577
ePlusSuite revenues                             -             -     1,759,386     1,759,386
                                    --------------------------------------------------------
    Total Revenues                     16,887,643    41,802,435    14,984,518    73,674,596
Cost of sales                           5,565,507    33,197,799    10,400,745    49,164,051
Direct lease costs                      4,734,039             -             -     4,734,039
Selling, general and administrative
  expenses                              3,981,836     5,883,919     2,857,601    12,723,356
                                    --------------------------------------------------------
Segment earnings                        2,606,261     2,720,718     1,726,172     7,053,150
Interest expense                        3,986,650        94,731             -     4,081,381
                                    --------------------------------------------------------
    Earnings before income taxes       (1,380,389)    2,625,987     1,726,172     2,971,769
                                    ========================================================
Assets                              $ 276,439,545  $ 57,051,066   $ 2,055,481 $ 335,546,092

Nine months ended December 31, 1999
Sales of equipment                  $  45,355,717  $116,852,848   $ 1,523,963 $ 163,732,528
Lease revenues                         21,816,694             -             -    21,816,694
Fee and other income                      958,296     4,998,078             -     5,956,374
ePlusSuite revenues                             -             -       297,453       297,453
                                    --------------------------------------------------------
    Total Revenues                     68,130,707   121,850,926     1,821,416   191,803,049
Cost of sales                          43,488,500   104,615,604     1,228,388   149,332,492
Direct lease costs                      5,408,846             -             -     5,408,846
Selling, general and administrative
  expenses                              7,997,014    11,716,244       179,671    19,892,929
                                    --------------------------------------------------------
Segment earnings                       11,236,347     5,519,078       413,357    17,168,782
Interest expense                        7,010,940       220,806             -     7,231,746

    Earnings before income taxes        4,225,407     5,298,272       413,357     9,937,036
                                    ========================================================
Assets                              $ 271,330,332  $ 47,967,618  $    561,908 $ 319,859,858

Nine months ended December 31, 2000
Sales of equipment                  $  28,735,761  $130,436,537  $ 36,102,191 $ 195,274,489
Lease revenues                         29,475,790             -             -    29,475,790
Fee and other income                    1,424,884     3,908,028             -     5,332,912
ePlusSuite revenues                             -             -     4,435,811     4,435,811
                                    --------------------------------------------------------
    Total Revenues                     59,636,435   134,344,565    40,538,002   234,519,002
Cost of sales                          28,077,667   110,556,982    30,485,633   169,120,282
Direct lease costs                      9,644,163             -             -     9,644,163
Selling, general and administrative
  expenses                             12,232,518    14,811,035     6,779,788    33,823,339
                                    --------------------------------------------------------
Segment earnings                        9,682,087     8,976,548     3,272,581    21,931,218
Interest expense                       11,159,701       253,465             -    11,413,166
                                    --------------------------------------------------------
    Earnings before income taxes       (1,477,614)    8,723,083     3,272,581    10,518,052
                                    ========================================================
Assets                              $ 276,439,545  $ 57,051,066   $ 2,055,481 $ 335,546,092

7.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by FASB Statement No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains and losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB delayed implementation of this statement for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of fiscal year 2002 and is evaluating the impact that implementation of this statement will have on its consolidated financial statements.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not anticipate the adoption of this Statement will have a material impact on its financial position or results of operations.

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

RESULTS OF OPERATIONS - Three and Nine Months Ended December 31, 2000 Compared to Three and Nine Months Ended December 31, 1999

Total revenues generated by the Company during the three-month period ended December 31, 2000 were $73,674,596 compared to revenues of $76,240,195 during the comparable period in the prior fiscal year, a decrease of 3.4%. During the nine month period ended December 31, 2000, revenues were $234,519,002 compared to revenues of $191,803,049 during the comparable period in the prior fiscal year, an increase of 22.3%. These increases are primarily the result of increased revenues from the sales of equipment, which increased 13.9% and 40.5% during the three and nine months ended December 31, 2000. The Company's acquisition of CLG, Inc. on September 30, 1999 also contributed to the increase in revenues, primarily lease revenues. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, decreased 6.6% to $59,350,979 during the three-month period ended December 31, 2000, as compared to $63,549,650 the corresponding period in the prior fiscal year. For the nine-month period ended December, 2000, sales increased 19.3% to $195,274,489 over the corresponding period in the prior year.

The majority of sales of equipment are generated through the Company's technology business unit subsidiaries and represented 90.4% and 85.3% of total sales revenue for the three and nine-months ended December 31, 2000. For the three and nine-month periods ended December 31, 2000, equipment sales through the Company's technology business unit subsidiaries accounted for 99.9% and 99.8% respectively, of sales of equipment, with the remainder being sales from brokerage and re-marketing activities in the lease financing business segment. Sales of equipment increased significantly during the three and nine-month periods ended December 31, 2000, as compared to the prior fiscal year as a result of increased customer purchase volume in the Company's technology business unit subsidiaries. The acquisition of CLG, Inc. in September, 1999, did not materially contribute to the increase in sales of equipment for the periods presented.

The Company realized a gross margin on sales of equipment of 18.8% and 15.3% for the three and nine-month periods ended December 31, 2000, as compared to a gross margin of 10.3% and 10.5%, realized on sales of equipment during the comparable periods in the prior fiscal year. This increase in net margin percentage can be primarily attributed to the Company's technology business unit subsidiaries' acquisition of higher profit margin customers and focus on selling higher margin equipment and services. The Company's gross margin on sales of equipment is affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended December 31, 2000, sales of leased equipment decreased 65.7% to $5,615,123. During the nine months ended December 31, 2000, sales of lease equipment decreased 36.9% to $28,311,687. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. Prior to May 2000, the majority of the Company's sales of leased equipment has historically been sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the three and nine months ended December 31, 2000, sales to MLC/CLC, LLC, accounted for 0.0% and 57.9% of sales of leased equipment, respectively. During the comparable three and nine month periods in the prior fiscal year, sales to MLC/CLC, LLC accounted for 70.9% and 45.1% of leased equipment sales. Sales to the joint venture require the consent of the joint venture partner. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, has discontinued their investment in new lease acquisitions effective May 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

During the three and nine months ended December, 2000, the Company recognized a gross margin of 1.4% and 2.4% on leased equipment sales of $5,615,123 and $28,311,687. During the three and nine-month periods in the prior fiscal year, the Company realized a gross margin of 6.4% and 4.3% on leased equipment sales of $16,360,757 and $44,882,169. This decrease in both volume of equipment sales and margin is the result of decreased sales to the Company's equity joint venture partner.

The Company's lease revenues increased 11.8% to $10,585,654 for the three months ended December 31, 2000 compared with the corresponding period in the prior fiscal year. For the nine-month period, lease revenues increased 35.1% to $29,475,790. The increase consists of increased lease earnings and rental revenues reflecting a higher average investment in direct financing and sales type leases. The investment in direct financing and sales type leases at December 31, 1999 and 2000 was $204,280,675 and $220,690,846, respectively. The
December 31, 2000 balance represents an increase of $16,410,171 or 8.0% over the balance as of December 31, 1999. The increase in lease revenues for the nine month period was due in large part to the acquisition of CLG, Inc which was reflected on the Company's balance sheet as of September 30, 1999.

For the three and nine months ended December 31, 2000, fee and other income decreased 32.4% and 10.5%, respectively, over the comparable periods in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

For the three and nine months ended December 31, 2000, the Company recorded $1,759,386 and $4,435,811 in ePlusSuite revenues, as compared to $297,453 for the three and nine months ended December 31, 1999. These revenues consisted primarily of amounts charged for the arrangement of procurement transactions executed through Procure+, a component of ePlusSuite. During the three and nine months ended December 31, 1999 and 2000, the selling, general and administrative expenses allocated to the e-commerce business unit consisted primarily of direct expenses and allocated corporate overhead.

The Company's direct lease costs increased 51.9% and 78.3%, respectively, during the three and nine-month periods ended December 31, 2000 as compared to the same periods in the prior fiscal year. These increases are partially attributable to increases in the Company's default and bankruptcy allowance. Additionally, the increase for the nine-month period is partially attributable to the acquisition of CLG, Inc., which significantly increased the Company's operating lease portfolio and therefore its depreciation expense.

Salaries and benefits expenses increased 63.5% during the three-month period ended December 31, 2000 over the same period in the prior year. For the fiscal year to date through December 31, 2000, salaries and benefits increased 66.7% over the prior year. This increase reflects the increased number of personnel employed by the Company, higher commission expenses in the technology business unit, and, for the nine-month period, the acquisition of CLG, Inc.

Interest and financing costs incurred by the Company for the three and nine months ended December 31, 2000 increased 1% and 57.8%, respectively, and relate to interest costs on the Company's indebtedness. The significant increase for the nine month period is attributable to the acquisition of CLG, Inc. Payments for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes decreased to $1,242,907 for the three months ended December 31, 2000 from $1,580,340 for the three months ended December 31, 1999, reflecting effective income tax rates of 40% for both periods. For the nine months ended December 31, 2000, the Company's provision for income taxes was $4,279,916 as compared to $3,974,847 during the comparable prior year period, reflecting effective income tax rates of 40% for both periods.

The foregoing resulted in a 27.1% decrease and 4.6% increase in net earnings for the three and nine-month periods ended December 31, 2000, respectively, as compared to the same periods in the prior fiscal year. Basic and fully diluted earnings per common share were $.18 for both methods for the three months ended December 31, 2000, as compared to $.30 for basic and $.26 for fully diluted earnings for the three months ended December 31, 1999. Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2000 were 9,707,436 and 9,866,573, respectively. For the three months ended December 31, 1999, the basic and diluted weighted average shares outstanding were 7,885,729 and 9,092,317, respectively. For the fiscal year to date through December 31, 2000, the Company's basic and fully diluted earnings per common share were $.65 and $.60, respectively, as compared to basic and diluted earnings per common share of $.78 and $.70, respectively, for the same period in 1999, based on weighted average common shares outstanding of 9,594,984 and 10,364,288, respectively, for 2000, and 7,618,700 and 8,554,461, respectively, for 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended December 31, 2000, the Company generated cash flows in operations of $22,194,705 and used cash flows from investing activities of $26,761,639. A significant contributing factor to the cash flows from operations was an approximately $12.5 million assigned customer payment which was received by the Company prior to December 31, 2000 and remitted to the lender in January 2001. Cash flows generated by financing activities amounted to $8,693,719 during the same period. The net effect of these cash flows was a net increase in cash and cash equivalents of $4,126,785 during the nine-month period. During the same period, the Company's total assets decreased $9,788,656, or 2.8%. On April 17, 2000 the Company completed a secondary offering of 1,000,000 shares of its common stock at a price of $28.50 per share. Net proceeds to the Company were $25,999,884.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. The Company has formal programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, recently the Company has regularly funded its leasing activities with Wachovia Bank and Trust, Citizens Leasing Corporation, GE Capital Corporation, National City Bank, Hitachi Leasing America, Fifth Third Bank and Heller Financial, Inc., among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion. During the nine-month period ending December 31, 2000, the Company's lease related non-recourse debt portfolio decreased 6.5% to $171,020,715.

Whenever possible and desirable, the Company arranges for equity investment financing which includes selling assets including the residual portions to third parties and financing the equity investment on a non-recourse basis. The Company generally retain customer control and operational services, and have minimal residual risk. The Company usually preserve the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed to return on its investment.

Through MLC/CLC, LLC, the Company had a joint venture agreement that had historically provided the equity investment financing for certain of the Company's transactions. Firstar Equipment Finance Company ("FEFCO"), formerly Cargill Leasing Corporation, is an unaffiliated investor which owns 95% of MLC/CLC, LLC. FEFCO's parent company, Firstar Corporation, is a $20 billion bank holding company that is publicly traded on the New York Stock Exchange under the symbol "FSR". This joint venture arrangement enabled the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment is attributable to sales to MLC/CLC, LLC. (See "RESULTS OF OPERATIONS"). FEFCO has discontinued new lease acquisition transactions effective May 2000. We actively sell or finance our equity investment with Heller Financial, Inc., Fleet Business Credit Corporation and GE Capital Corporation, among others.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of December 31, 2000, the Company had $14,426,469 of unpaid equipment cost, as compared to $22,975,545 at March 31, 2000.

Working capital financing in our leasing business was, through December 16, 2000 when it expired, provided by a $65 million committed credit facility which was a short-term, secured, recourse facility provided through First Union National Bank, N.A. and which had syndicated the facility to the following participants and in the following amounts: National City Bank ($15 million); Summit Bank ($10 million); Bank Leumi USA ($10 million); and Key Bank ($10 million). This credit facility had been in place since December 1998, was renewed for a one-year period on December 19, 1999, had full recourse to the Company, and was secured by a blanket lien against all of the Company's assets. In addition, the Company had entered into pledge agreements to pledge the common stock of all wholly owned subsidiaries. The interest rates charged under the facility were LIBOR plus 1.5% or Prime minus .5%, depending on the term of the borrowing. The facility expired on December 16, 2000. Effective December 15, 2000, the Company entered into a $20 million 364 day, committed, secured recourse facility through National City Bank. It has full recourse to the Company, and is secured by a blanket lien against all of the Company's assets. In addition, the Company entered into pledge agreements to pledge the common stock of all wholly owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. As of December 31, 2000, the Company was in compliance with all of the covenants and restrictions. The interest rates charged under the facility are LIBOR plus a margin ranging from 1.50% to 2.25% or Prime plus a margin ranging from 0% to
 .25%. The margin is determined by a matrix which is based on a ratio of the Company's total recourse funded debt to EBITDA (earnings before interest, tax, depreciation, and amortization) as determined under the facility.

Subsequently, on January 19, 2001, the $20 million National City credit facility was amended and increased to $35 million and the term was lengthened to 3 1/4 years. The new facility expires on April 17, 2004. In addition, Branch Banking and Trust Company ($10 million) and PCN Bank, N.A. ($5 million) have been added to the facility and National City has been appointed agent. The margin related to the LIBOR interest rate option was increased from 1.50% to 2.25% to 1.75% to 2.50%. As of December 31, 2000, the Company had no outstanding balance on the National City Credit Facility.

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

In addition to the floor planning financing, ePlus Technology, inc. has an accounts receivable facility through Deutsche Financial Services Corporation. As of December 31, 2000 the balance of this facility was $725,610 and is included in recourse notes payable.

As of December 31, 2000 the floor planning agreements are as follows:

                                                                     Balance at
                                                                    December 31,
       Entity              Floor Plan Supplier        Credit Limit      2000
--------------------- ----------------------------------------- ----------------

ePlus
Technology of              Finova Capital Corp.      $ 4,000,000    $  1,945,667
NC, inc.

                           IBM Credit Corp.              250,000          26,968

ePlus
Technology of              Finova Capital Corp.        7,000,000       5,622,495
PA, inc.

                           IBM Credit Corp.              750,000         209,778

ePlus
Technology,                Deutsche Financial
inc                        Services Corp.              19,000,000      8,663,724

ePlus Technology of PA, inc. also has a line of credit in place with PNC Bank, N.A. with a maximum loan limit of $2,500,000 that expires on November 30, 2001 and is guaranteed by ePlus, inc. As of December 31, 2000, there was no outstanding balance on the credit facility. The credit facility provided by Finova Capital Corporation is required to be guaranteed by ePlus inc. for the greater of one half the outstanding balance or $5,500,000. The facility provided by Deutsche Financial Services Corporation, requires a guaranty of up to $2,000,000 of the outstanding balance by ePlus inc.

Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

ePlus Technology, inc. was previously supplied a floor planning facility by BankAmerica Credit who terminated the agreement, effective August 16, 2000. ePlus Technology, inc. contracted with Deutsche Financial Services Corporation on August 30, 2000, to replace the previous supplier. Both ePlus Technology of NC, inc. and ePlus Technology of PA, inc. were notified on December 26, 2000 that Finova Capital Corp. was terminating the floor planning agreements as of February 25, 2001, as provided within their contractual notice period for terminating the agreements. Both entities are expected to obtain alternative financing sources prior to this expiration date.

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

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the first three quarters of the fiscal year.

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

Item 3.  Defaults UPON Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable


Item 5.  Other Information
         Not Applicable

Item 6(a)  Exhibits

           None

Item 6(b)  Reports on Form 8-K

Form 8-K dated December 19, 2000, and filed with the SEC on December 28, 2000, to report the National City Bank Amended Credit Agreement to provide a 364 day credit facility with a $20 million dollar limit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  ePlus inc.


                                  /s/ PHILLIP G. NORTON

                                  By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                  Date: February 14, 2001


                                  /s/ STEVEN J. MENCARINI

                                  By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                                  Date: February 14, 2001