Form 10-K
period 2001-03-31
EPLUS INC
filed 2001-06-29
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 2001
                                 ---------------
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to .
                                        -

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ____ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the price at which the stock was sold as of June 20, 2001 was $35,875,863. The number of shares of Common Stock outstanding as of June 20, 2001, was 10,172,987.

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

                                     PART I

ITEM 1.  BUSINESS

ePlus inc. CORPORATE STRUCTURE

ePlus inc. ("the Company" or "ePlus"), a Delaware corporation, was formed in 1996. The Company changed its name from MLC Holdings, Inc. to ePlus on October 19, 1999. ePlus engages in no other business other than serving as the parent holding company for the following companies:

     o ePlus Group, inc. ("ePlus Group" - name changed effective January 31, 2000 from MLC Group, Inc.);

     o ePlus Technology of NC, inc. (name changed effective January 31, 2000 from MLC Network Solutions, Inc.);

     o ePlus Technology of PA, inc. (name changed effective January 31, 2000 from Educational Computer Concepts, Inc. which conducted business as MLC Integrated, Inc.);

     o ePlus Technology, inc. (name changed effective January 31, 2000 from PC Plus, Inc.);

     o ePlus Government, inc. (name changed effective January 31, 2000 from MLC Federal, Inc.);

     o ePlus Capital, inc. (name changed January 31, 2000 from MLC Capital, Inc.); and

     o    ePlus Systems, inc.

     o    ePlus Content Services, inc.

     o MLC Leasing, S.A. de C.V., (a subsidiary wholly owned by ePlus Group, inc. and ePlus Technology of NC, inc.)

ePlus Group also has a 5% membership interest in MLC/CLC LLC and serves as its manager. ePlus Group previously had a 50% ownership interest in MLC/GATX Leasing Corporation which was the general partner of MLC/GATX Limited Partnership I. On December 31, 1998, ePlus Group terminated its ownership interest in MLC/GATX Leasing Corporation and purchased all of the assets of MLC/GATX Limited Partnership I. ePlus Government, inc. was incorporated on September 17, 1997 to handle business servicing the federal government marketplace which includes financing transactions that are generated through government contractors. ePlus Capital, inc. did not transact any business during the fiscal year ended March 31, 2001 and is not expected to transact business in the near future. On October 22, 1997, the Company formed MLC Leasing, S.A. de C.V., which is directly owned by ePlus Group, inc. and ePlus Technology of NC, inc., to provide a legal entity capable of conducting a leasing business in Mexico. To date, this entity has conducted no business and has no employees or business locations. ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and are the entities that hold certain assets and liabilities acquired from ProcureNet, Inc.



Acquisitions

                                                      Business          Accounting
Date Acquired                  Company Acquired       Location            Method           Consideration Paid
--------------------------- ------------------------ ------------------- ----------------- ---------------------------
July 24, 1997               Compuventures of Pitt    Wilmington,         Pooling of        260,978 shares of Common
                            County, Inc. (now        Greenville, and     Interests         Stock valued at $3,384,564
                            named ePlus Technology   Raleigh, NC
                            of NC, inc.)

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

October 1, 1999             CLG, Inc. (merged into   Raleigh, NC         Purchase         392,990 shares of Common
                            ePlus Group, inc. upon                                        Stock valued at
                            acquisition)                                                  $3,900,426, subordinated
                                                                                          notes to seller of
                                                                                          $3,064,574 and $29,535,000
                                                                                          in cash

May 15, 2001                Certain assets and       Avon, CT and        Purchase         442,833 shares of Common
                            liabilities from         Houston, TX                          Stock valued at $3,873,150
                            ProcureNet, Inc.                                              and $1,000,000 in cash
                                                                                          plus the assumption of
                                                                                          certain liabilities


The assets acquired from ProcureNet, Inc. on May 15, 2001 included the following e-commerce procurement software products:

OneSourceTM   Enterprise   Procurement   Software  -a   Web-enabled   enterprise
procurement software application designed to support and streamline the requisition, order approval, tracking and reporting of purchases using the Internet, e-mail, and EDI to fully automate the procurement process. The software incorporates catalog search technology, which allows key word, advanced text-based and product attribute-driven searches. The search functionality is enabled by the technology-driven content cleaning and catalog building services. The software provides functionality that can be implemented to manage the functionality includes the OrderPlaceTM electronic catalog containing customer specific goods, rapid requisition entry for frequent users, user hot lists, customized workflows for automating the approval cycle, budgeting, order status checking, order history, and receiving. Back office functionality includes purchase order processing, auto routing for fulfillment, reverse auction, invoice processing, Evaluated Receipts Settlement (ERS), accounts payable, foreign currency, inventory and asset management. The OneSourceTM software application, which can be implemented with an integrated or hosted OrderPlaceTM, integrates with PurchasePlaceTM our procurement portal containing an electronic catalog with a wide range of commodities and specialty goods. OneSourceTM can be integrated into a customers' ERP or legacy systems. The OneSourceTM software is available over the Internet as a hosted solution using the Company's server network, or as a non-hosted solution on a customers' network. It can run on servers using Microsoft Windows NT and various UNIX operating systems, as well as leading database platforms, including Oracle, MS SQL Server, and IBM's UDB/DB2.

OneSourceTM MarketbuilderTM Software -Web-marketplace building software based on the same core technology as the OneSourceTM enterprise procurement software, which allows a company or group of companies to quickly and cost effectively establish an Internet-based trading community. The OneSourceTM MarketBuilderTM functionality includes direct Web-browser access or access through the
OneSourceTM procurement application, multilevel catalog views which allow customization for various buying communities, auctions, order processing and payment, distributed administration functionality, and reporting.

OneReqTM Search Technology - OneReqTM search technology represents an approach to electronic catalog searching that reduces both requisition time and procurement errors. Utilizing a commodity-specific database, OneReqTM automatically prompts the customer to provide comprehensive product attributes. Each attribute selected from a pull-down menu acts as a progressive filter to narrow the customer's search for items that meet their specifications. If an appropriate match is not found in the customer's OrderPlaceTM electronic catalog, the customer can be transferred to the PurchasePlaceTM catalog.

Common Language Generator Data Cleansing Technology - Common Language Generator technology is an advanced, proprietary software application for cleaning and categorizing legacy product descriptions. Using a knowledge database of over 60,000 advanced pattern-matching rules, the Common Language Generator system classifies incoming content, identifying product characteristics and then standardizing and assigning their appropriate values. The Company maintains a data cleansing staff that provides the commodity knowledge required to develop the advanced pattern matching rules, which are constantly being extended and improved. The Company's staff also provides validation and quality assurance of the data output.

The Company also obtained certain ProcureNet, Inc. accounts receivable and fixed assets and assumed liabilities relative to the maintenance of software products to customers.

OUR BUSINESS

We provide Internet-based, business-to-business supply chain management solutions for information technology and other operating resources. In November 1999 we introduced our remotely hosted electronic commerce solution, ePlusSuite, which combines Internet-based tools with dedicated customer service to provide a comprehensive outsourcing solution for the automated procurement, management, financing and disposition of operating resources. On May 15, 2001 ePlus further expanded its offering by acquiring the e-commerce procurement assets of ProcureNet, Inc. (See "Acquisitions"). These assets include an e-commerce procurement product that can be provided to customers as an internal stand-alone program or as a hosted product provided through ePlus.

The ePlusSuite product offering consists of four modules that can be operated independently or integrated to provide a full suite of services:

     o    Procure(+)  is  an  electronic   procurement  and  content  management
          solution which allows customers to automate their internal workflow procedures for the procurement of operating resources;

     o Manage(+) is an electronic infrastructure management solution, which provides asset management through an asset repository and tracking database;

     o Finance(+) facilitates automated financing and leasing solutions for assets procured through Procure(+) or Manage(+); and

     o    Service(+)   provides   implementation  and  customization   services,
          fulfillment and asset disposition.


We have been in the business of selling, leasing, financing, and managing information technology and other assets for over ten years and currently derive the majority of our revenues from such activities. We sell, using our internal sales force and through vendor relationships, primarily to commercial customers and federal, state and local governments. We also lease and finance equipment, software, and services directly and through relationships with vendors, equipment manufacturers, and systems integrators. The introduction of ePlus e-commerce products reflects our continuing transition to a business-to-business electronic commerce platform. See Note 14 - SEGMENT REPORTING in the attached Consolidated Financial Statements.

INDUSTRY BACKGROUND

Growth of the Internet as a Platform for Efficient Business-to-Business Electronic Commerce

The Internet is becoming the preferred channel for business-to-business transactions. It has fundamentally changed how companies of all sizes communicate and share information. In the intensely competitive global business environment, businesses have increasingly adopted the Internet to streamline their business processes, lower costs and make their employees more productive.

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

Many organizations still conduct procurement and management of operating resources through costly paper-based processes that require actions by many individuals both inside and outside the organization. Traditional processes also do not generally feature automated spending and procurement controls and, as a result, may fail to direct spending to preferred vendors and may permit spending on unapproved goods and services.

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

Opportunity for Business-to-Business Electronic Commerce and Supply Chain Management Solutions

We believe that an opportunity exists to provide Internet-based supply chain management solutions either in-house or remotely hosted. Our end-to-end business process solutions integrate the procurement and management of assets with financing, fulfillment and other asset services. These solutions streamline processes within an organization and provide integrated access to third-party content, commerce and services. Our comprehensive approach also facilitates relationships with our customer's preferred vendors.

Our target customers are primarily middle-market companies, with revenues between $25 million and $1 billion per year. We believe there are over 60,000 customers in our target market.

Our target customer has one or more of the following business characteristics that we believe makes ePlus offerings a preferred solution:

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

THE ePlus SOLUTION

We provide an integrated suite of Internet-based business-to-business supply chain management solutions designed to improve productivity and enhance operating efficiency on a company-wide basis. The ePlus offering currently includes Internet-based applications for the procurement and management of operating resources that can be integrated with financing and other asset services. In addition, our solution uses the Internet as a gateway between employees and third-party content, commerce and service providers. We believe our solution makes our customers' companies more efficient, while providing better information to management.

ePlus allows customers to automate and customize their existing business rules and procurement processes using an Internet-based workflow tool. We offer customers a choice of Internet products with either an in-house basis or a remotely-hosted solution, which can reduce the up-front costs for customers, facilitate a quick adoption, and eliminate the need for customers to maintain and update software. We believe our solution can be implemented faster with less customer training than many competing solutions.

STRATEGY

Our goal is to become a leading provider of Internet-based supply chain management solutions. The key elements of our strategy include the following:

Convert our existing customer base into users of ePlusSuite

We have an existing client base of approximately 1,500 customers, the vast majority of which are based in the United States. We believe our years of experience in developing supply chain management solutions, including financing, asset management and information technology sales and service, give us significant advantages over our competitors. Consequently, we believe we are well positioned to offer a comprehensive Internet-based supply chain management solution tailored to meet our customers' specific needs. We offer our software-based services through both a hosted version that can be obtained through a subscription fee basis or as a stand-alone product that can be purchased and hosted internally by the customer.

Expand our sales force and marketing activities

We currently have approximately 117 people in our sales function, and we plan to substantially increase the number of salespersons and locations in the next 12 months. We intend to expand our presence in locations that have a high concentration of fast growing middle market companies. In addition, we plan to add sales staff to some of our existing offices. We will seek to hire experienced personnel with established customer relationships and with backgrounds in hardware and software sales, telecommunications sales, and supply chain management. We may also selectively acquire companies that have attractive customer relationships, skilled sales forces or have technology or services that may enhance our ePlusSuite offerings.

Expand the functionality of our Internet-based solutions

We intend to continue to improve our ePlusSuite offering to expand its functionality to serve customer needs. In addition, we intend to use the flexibility of our platform to offer additional products and services through ePlusSuite. As part of this strategy, we may also acquire technology companies to expand and enhance the platform of ePlusSuite to provide additional functionality and value added services.

Expand our strategic relationships to market and enhance ePlusSuite

We intend to expand and develop strategic relationships to accelerate market acceptance of our electronic commerce business solutions. We believe these strategic relationships will allow us to access a wider customer base and expand the functionality of ePlusSuite. We have entered into joint marketing arrangements with the finance subsidiaries of Chase Manhattan, Inc. and Wachovia Corporation that enable us to market ePlusSuite to their customers. We also will be seeking to expand our offerings through joint venture or reseller arrangements to suppliers that can better cover the marketplace within their specific geographic locales. We believe these marketing relationships can be a potential substantial source of growth.

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

Procure(+). Procure(+) offers Internet-based procurement capabilities that enable companies to reduce their purchasing costs while increasing their overall supply chain efficiency. Cost reductions are achieved through user-friendly application functionality designed to reduce off-contract, or unauthorized purchases, automate unnecessary manual processes, improve leverage with suppliers and provide links to a sophisticated asset information repository, Manage(+). Procure(+) is available as a stand alone license or as a remotely hosted solution.

Procure(+) provides the following features and functions for the customer:

     o Electronic Catalogs--combines multiple vendor catalogs including item pricing and availability information, which can be updated as required. Catalog content can be viewed in customized formats and can include detailed product information.

     o Workflow and Business Rules--graphically displays complex business rules to build the internal workflow process to mirror the customer's organization. Multiple business rules can be used, and the customer or ePlus can make changes. Approval thresholds and routing rules can be set by dollar amount, quantity, asset type or other criteria. No coding or expensive programming is required at the customer level.

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

     o Multiple Currency--contains the ability to handle multiple currency issues.

The key benefits of Procure(+) include:

     o easy to use, either as an Internet-based interface that requires no software to be installed at a customer's location and limited training or installed in-house and run on a customer's internal systems;

     o    easy implementation without the assistance of consultants;

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

Manage(+). Manage(+) offers Internet-based asset management capabilities that are designed to provide customers with comprehensive asset information to enable them to proactively manage their fixed assets and lower the total cost of ownership of the assets. Assets procured using Procure(+) or from other sources populate the Manage(+) database to provide a seamless link. Manage(+) is a remotely hosted solution. Its core technology is based on Sybase's Enterprise Application Server and CORBA (common object request broker architecture) and JAVA script.

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

     o Cost Center Information-- supports invoicing assets to cost center or budget categories.

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

Service(+) is our technology business unit that provides implementation and customization services for the rapid implementation of ePlusSuite, as well as fulfillment and asset disposition services. Service(+) allows customers to obtain high-quality services that can be seamlessly linked with other components of our ePlusSuite solution. Assets that are procured through Procure(+) can be configured, imaged, staged, and installed by us on the customer site. Our services also assist our customers in managing their existing information technology asset base, including maintenance, engineering, and other technology services.

IMPLEMENTATION AND CUSTOMER SERVICE

We use a project management approach to the implementation of ePlusSuite with each new ePlusSuite customer. Our team consists of ePlusSuite implementation specialists, who are responsible for the customer evaluation and implementation of the solution, customer relationship managers who lead the customer's long-term support team, and the appropriate Service(+) staff members to provide technology services, if required, to the customer.

Our implementation of ePlusSuite is a multi-step process that requires, on average, approximately four weeks and involves the following steps:

     o    We conduct an operational audit to understand the customer's  business processes  across  multiple  departments,  existing ERP and outsourced
          applications,   future  plans,   procurement  approval  processes  and
          business rules and internal control structure.

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

     o    We beta test the site and train the customer's personnel .

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

TECHNOLOGY

General. Our Procure(+) and Manage(+) applications are fully standards-based, designed for the Internet and built upon an underlying architecture that is based on the Microsoft and Sybase distributed Internet application frameworks. These frameworks provide access security, load balancing, resource pooling, message queuing, distributed transaction processing and reusable components and services

Our applications are designed to be scalable, due to our multi-tiered architecture employing thin client, multi-threaded application servers and relational databases. Our applications are provided to our customers over any standard Internet browser without the need to download applets or executables.

We use a component-based application infrastructure composed of readily configurable business rules, a workflow engine, advanced data management capabilities and an electronic cataloging system. Each of these core elements plays a crucial role in deploying enterprise-wide solutions that can capture a customer's unique policies and processes and manage key business functions.

Business Rules. Our business rules engine allows Procure(+) to be configured so that our customers can effectively enforce their requisition approval policies while providing flexibility so that the business rules can be edited and modified as our customer's policies change. Users of the system are presented with appropriate guidance to facilitate adherence to corporate policies. The business rules dramatically reduce reworking of procedures, track and resolve policy exceptions online and eliminate re-keying of data into back-end systems. The business rules permit management by exception, in which items requiring managerial attention are automatically routed.

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

ePlusSuite can be integrated with external systems such as ERP systems, financial management systems, human resource systems (for user information and organizational structure) and project accounting systems. These interfaces allow for the exchange of data between ePlusSuite and other enterprise systems. These integration processes can be scheduled according to the needs of our customer's information services and finance departments.

Data Accuracy. Data input from internal departments is quality controlled within the entering department before it is released for use to other functions. Customer input is also quality controlled before it is released for use to other functions.

System Security. Our design allows for multiple layers of security through the use of defined users and roles, secured logins, digital certificates and encryption. We currently use security software to protect our internal network systems from unauthorized access. Our firewall is a comprehensive security suite providing access control, authentication, network address translation, auditing and state table synchronization.

RESEARCH AND DEVELOPMENT

To date, the majority of our software has been acquired from third-party vendors and some development has been outsourced to third-party software companies. With the acquisition of the software products and the hiring of the employees obtained from the acquisition of ProcureNet, Inc. on May 15, 2001, much of the internal software development will be handled within the company. We both own programs that we market or we have obtained perpetual license rights and source code from third-party software companies. Subject to certain exceptions, we generally retain the source code and intellectual property rights of the customized software.

To successfully implement our business strategy, we are providing both a hosted and stand alone software functionality and related services that meet the demands of our customers and prospective customers. We expect that competitive factors will create a continuing need for us to improve and add to our ePlusSuite. The addition of new products and services will also require that we continue to improve the technology underlying our applications. We intend to maintain our competitive advantage by investing significant resources in our internal development efforts, including adding a significant number of in-house software engineers, and management. In addition, to complement our in-house development efforts, we expect significant future expenditures on software licenses and third-party software development and consulting costs.

SALES AND MARKETING

We focus our marketing efforts on achieving brand recognition, market awareness, lead generation, and converting our existing customer base to our ePlusSuite solution. The target market for our ePlusSuite is primarily middle market companies with revenues between $25 million and $1 billion. We believe there are over 60,000 customers in our target market. Our sales representatives are paid on a salary plus commission basis, with specific incentives for generating new ePlusSuite customers and revenues.

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

Our sales force is organized under four regional directors located in our headquarters in Herndon, Virginia (2) and our Pottstown, Pennsylvania (1) and Raleigh, North Carolina (1) regional operating centers. We have various sales office locations in: Herndon, Virginia; Phoenix, Arizona; St. Louis, Missouri; Morristown, New Jersey; Dallas, Texas; San Diego, Milpitas and Sacramento,
California; Greenville, Wilmington, Charlotte and Raleigh, and Pottstown, Camp Hill and West Chester, Pennsylvania. Additionally, sales offices in Avon, Connecticut and Houston, Texas were acquired as part of the purchase of certain assets from ProcureNet, Inc., on May 15, 2001. As of June 17, 2001 our sales organization included 117 total direct sales and sales support personnel.

INTELLECTUAL PROPERTY RIGHTS

Our success depends in part upon proprietary business methodologies, and technologies that we have licensed and modified. We own certain software programs or have entered into software licensing agreements in connection with the development of ePlusSuite. Some of these agreements grant us a perpetual license to the source code or gives us the right to obtain such a license upon payment of an additional fee. Each of these licenses is nonexclusive. The agreements permit us to modify the software source code in conjunction with normal use or upon payment of an additional fee. Generally, the agreements provide that any software developed to interface with licensed software is our property if such work is based on our proprietary information. The licensing agreements provide the payment of initial and on-going fees. In addition, certain of our licensing agreements provide for additional fees based on transaction volume. If we commit a material breach of any one of the agreements, it may be terminated. These agreements do not provide any indemnification for intellectual property infringement. We rely on a combination of copyright, service mark and trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect intellectual property rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

We currently have no patents,  although we have filed  applications  in the U.S.
Patent and Trademark Office to register the service marks ePlus, ePlusSuite, Procure(+), Manage(+), Finance(+), Service(+), EPLUS LEASING, EPLUS ONLINE and EPLUS ADVANTAGE. The applications for EPLUS LEASING, EPLUS ONLINE and EPLUS ADVANTAGE are currently based on intent-to-use. The grant of registrations for these intent-to-use marks is conditioned upon each mark being used in commerce, assuming the mark is found to be allowable. The registration on Finance(+) has been issued; the applications on Procure(+) and Manage(+) have been published, and registration is expected in September, 2001, if no opposition is filed; and the applications on EPLUS LEASING and Service(+) have been approved for publication. We also may file provisional patent applications with the U.S. Patent and Trademark Office relating to various features and processes embodied in our applications. A provisional patent application is a type of application under which a patent will not be issued, but which provides a priority date for a regular patent application that is filed within a one-year period following the filing of the provisional patent application. We cannot assure that any regular patents will be filed based on our provisional applications, or that any patents will be issued on our pending provisional applications from any such regular applications. Further, we cannot provide any assurance that any patents, if issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through administrative process or litigation.

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

FINANCING AND SALES ACTIVITIES

We have been in the business of selling, leasing, financing, and managing information technology and other assets for over ten years and currently derive the majority of our revenues from such activities. Over time, we plan to use our ePlusSuite platform to facilitate sales and financing transactions between our customers and third parties rather than originate these transactions as principal. We believe we can develop formal contractual arrangements with our current as well as new financing sources to provide equipment financing and leasing for our ePlusSuite customers.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories, direct financing, and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, not-for-profit entities and municipal and federal government contracts. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a provision which requires the lessee to make all lease payments regardless of any lessee dissatisfaction with its equipment. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes.

In anticipation of the expiration of the initial term of a lease, we initiate the remarketing process for the related equipment. Our goal is to maximize revenues on the remarketing effort by either: (1) releasing or selling the equipment to the initial lessee; (2) renting the equipment to the initial lessee on a month-to-month basis; (3) selling or leasing the equipment to a different customer; or (4) selling the equipment to equipment brokers or dealers. The remarketing process is intended to enable us to recover or exceed the residual value of the leased equipment. Any amounts received over the estimated residual value less any commission expenses become profit margin to us and can significantly impact the degree of profitability of a lease transaction.

We aggressively manage the remarketing process of our leases to maximize the residual values of our leased equipment portfolio. To date, we have realized a premium over our original booked residual assumption. The majority of these gains are attributable to early termination fees as a direct result of our remarketing strategy.

Sales. We have been providing technology sales and services since 1997. We are an authorized reseller or have the right to resell products and services from over 150 manufacturers, distributors, resellers, content management solution providers and sourcing organizations. Our largest vendor relationships include Ingram Micro, Inc., Compaq, Tech Data, Hewlett Packard, Dell Computer Corporation, Microsoft Corporation, and Sun Microsystems, Inc. We have in excess of 150 vendor authorizations to market specific products. We expect the number of vendor relationships to grow significantly as we expand Procure(+) beyond its traditional information technology and telecommunications products. Our flexible platform and customizable catalogs facilitate the addition of new vendors with little incremental effort. Our reseller product transactions have varying sales on account terms from net 45 days to collect on delivery, depending on the customer's credit and payment term requirements.

Financing and Bank Relationships. We have a number of bank and finance company relationships that we use to provide working capital for all of our businesses and long term financing for our lease financing businesses. Our finance department is responsible for maintaining and developing relationships with a diversified pool of regional commercial banks, money-center banks, finance companies, insurance companies and financial intermediaries with varying terms and conditions. During the years ended March 31, 1999, 2000 and 2001, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest, that amounted to 42%, 11% and 5% of the Company's revenues, respectively.See "Item 7, Management's Discussion and Analysis of Results of Operations, Financial Condition, Liquidity and Capital Resources."

Risk Management and Process Controls. It is our goal to minimize our on-balance sheet financial asset risk. To accomplish this goal we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have internal control processes, including contract origination and management, cash management, servicing, collections, remarketing and accounting. Whenever possible, we use non-recourse financing for which we try to obtain lender commitments before asset origination. We have over 35 non-recourse financing sources that we use, including GE Capital Corporation, Key Corporate Capital, Inc., Fleet Business Credit Corporation, Fifth Third Bank, and Citizens Banking Corporation.

Whenever possible and desirable we manage our risk in assets by selling leased assets, including the residual portion of leases, to third-parties rather than maintaining them on our balance sheet. We try to obtain commitments for these asset sales before asset origination in a financing transaction. We have sold assets in the current year to GE Capital Corporation, Heller Financial, Fleet Business Credit Corporation, and in prior years to Firstar Equipment Finance Company and John Hancock Leasing Corp., among others. We also use agency purchase orders to procure equipment for lease to our customers as an agent, not a principal, and otherwise take measures to minimize our inventory. Additionally, we use fixed-rate funding and issue proposals that adjust for material adverse interest rate movements as well as material adverse changes to the financial condition of the customer.

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

Default and Loss Experience. During the fiscal year ended March 31, 2001, we reserved for $1,989,245 in credit losses and incurred actual credit losses of $368,612. During the fiscal year ended March 31, 2000 we reserved for $732,839 in credit losses and incurred actual credit losses of $533,031.

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


Our current and potential competitors in the electronic commerce market include, among others, Ariba, Inc., Commerce One, Inc., Clarus Corporation, International Business Machines Corporation, and General Electric. In addition, there are a number of companies developing and marketing business-to-business electronic commerce solutions targeted at specific vertical markets. Some of these competitors offer Internet-based solutions that are designed to enable an enterprise to buy more effectively from its suppliers. Other competitors are also attempting to migrate their technologies to an Internet-enabled platform. Some of these competitors and potential competitors include ERP vendors, which are expected to sell their procurement products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites.

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

In addition, we expect to continue to compete in the information technology and telecommunications equipment leasing and financing market. We compete directly with various leasing companies such as GE Capital Corporation and bank leasing subsidiaries, as well as captive finance companies such as IBM Credit Corporation. Many of these competitors are well established, have substantially greater financial, marketing, technical and sales support than we do and have established reputations for success in the purchase, sale and lease of computer-related products. In addition, many computer manufacturers may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such manufacturers.

EMPLOYEES

As of March 31, 2001 we employed 409 full-time and part-time employees who operated through 16 offices, including our principal executive offices and regional sales offices. We also have employees in 4 locations based from their residences. No employees are represented by a labor union and we believe our relationships with our employees are good. The functional areas of our employees are as follows:

                                              Number of Employees
                                           -------------------------

              Sales and Marketing                     111
              Technical Support                        99
              Contractual                              57
              Accounting and Finance                   51
              Administrative                           60
              Software and Development                 17
              Executive                                14

On May 15, 2001, as part of the acquisition from Procurenet, inc., approximately 39 permanent sales and IT development employees joined our company as well as 10 data input specialists who are temporarily retained. Including the employees from Procurenet, inc., our employee total would have been as follows:


                                             Number of Employees
                                          -------------------------

              Sales and Marketing                     117
              Technical Support                        99
              Contractual                              57
              Accounting and Finance                   51
              Administrative                           61
              Software and Development                 47
              Executive                                16
              Data Input Temporaries                   10


RISK FACTORS

The Limited Operating History Of Our ePlusSuite Business Makes It Difficult To Evaluate Our Business And Our Prospects

Our ePlusSuite solution, introduced on November 2, 1999, has an extremely limited operating history. Although we have been in the business of financing and selling information technology equipment since 1990, we will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new business models in evolving markets. Some of these challenges relate to our ability to:

o    increase the total number of users of our ePlusSuite services;

o    adapt to meet changes in our markets and competitive developments;

o hire sufficient sales and technical personnel to accommodate the expected growth in our customer base which may negatively impact our profitability; and

o continue to update our technology to enhance the features and functionality of our suite of products.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties.

The  Electronic  Commerce   Business-To-Business   Solutions  Market  Is  Highly
Competitive And We Cannot Assure You That We Will Be Able To Effectively Compete

The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not harm our business, operating results or financial condition. In addition, the market for electronic procurement solutions is relatively new and underdeveloped. Our strategy of providing an Internet-based electronic commerce solution may not be successful, or we may not execute it effectively. Accordingly, our solution may not be widely adopted by businesses.

Our current and potential competitors in the market include, among others, Ariba, Inc., Commerce One, Inc., Clarus Corporation, Concur Technologies, Inc., Connect, Inc., Harbinger Corporation, i2 Technologies, Inc., International Business Machines Corporation, Intellisys Group, Inc., Microsoft Corporation, Netscape Communications Corporation, Oracle Corporation, PeopleSoft, Inc. and SAP Corporation Systems. Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future. In addition, our customers may become competitors in the future. Increased competition is likely to result in reduced margins, longer sales cycles and loss of market share, any of which could materially harm our business, operating results or financial condition. The business-to-business electronic commerce solutions offered by our competitors now or in the future may be perceived by buyers and suppliers as superior to ours. Many of our competitors have, and potential competitors may have, more experience developing Internet-based software and end-to-end purchasing solutions, larger technical staffs, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services.

If Our Products Contain Defects, Our Business Could Suffer

Products as complex as those used to provide our electronic commerce solutions often contain known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our products are not error-free. Undetected errors or performance problems may not be discovered in the future and known errors considered minor by us might be considered serious by our customers. This could result in lost revenues, delays in customer acceptance or unforeseen liability that would be detrimental to our reputation and to our business.

We May Not Be Able To Hire And Retain Sufficient Sales, Marketing And Technical Personnel That We Need To Succeed

To increase market awareness and sales of our offerings, we need to substantially expand our sales operations and marketing efforts. These products and services require a sophisticated sales effort and significant technical support. Hiring technical personnel and finding third-party technical support is very competitive in the electronic commerce market due to the limited number of people available with the necessary technical skills and understanding of the Internet. Competition for qualified sales, marketing and technical personnel is intense, and we might not be able to hire and retain sufficient numbers of such personnel to grow our electronic commerce business.

If We Are Unable To Protect Our Intellectual Property, Our Business Will Suffer

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trade secret and service mark laws to protect our proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business, operating results and financial condition. We cannot assure you that our means of protecting our intellectual property rights will be adequate. If any of these events happen, our business, operating results and financial condition could be harmed.

We  Face  Risks  Of  Claims  From  Third  Parties  For   Intellectual   Property
Infringement That Could Harm Our Business

Although we believe that our intellectual property rights are sufficient to allow us to market our existing products without incurring liability to third parties, we cannot assure you that our products and services do not infringe on the intellectual property rights of third parties.

In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, we may not be aware of applications that have been filed which relate to our products or processes. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We cannot assure you that such licenses could be obtained from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could harm our business, operating results and financial condition. In addition, in certain instances, third parties licensing software to us have refused to indemnify us for possible infringement claims.

If We Publish Inaccurate Catalog Content Data, Our Business Could Suffer

Any defects or errors in catalog content data could harm our customers or deter businesses from participating in our offering, damage our business reputation, harm our ability to attract new customers and potentially expose us to legal liability. In addition, from time to time some participants in ePlusSuite could submit to us inaccurate pricing or other catalog data. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products and could harm our business, operating results and financial condition.

We Depend On Having Creditworthy Customers

Our leasing and technology sales business requires sufficient amounts of debt and equity capital to fund our equipment purchases. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, we may find it difficult to continue to obtain the capital we require and our business, operating results and financial condition may be harmed. In addition to the impact on our ability to attract capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, operating results and financial condition.
Failure to find alternative purchasers of our leased equipment may have a material adverse effect on our business, operating results and financial condition.

We May Not Be Able To Realize Our Entire Investment In The Equipment We Lease

We lease various types of equipment to customers through two distinct types of transactions: direct financing leases and operating leases. A direct financing lease passes substantially all of the risks and rewards of owning the related equipment to the customer. Lease payments during the initial term of a direct financing lease cover approximately 90% of the underlying equipment's cost at the inception of the lease. The duration of an operating lease, however, is shorter relative to the equipment's useful life. We bear greater risk in operating leases in that we may not be able to remarket the equipment on terms that will allow us to fully recover our investment.

At the inception of each lease, we estimate the fair market value of the item as a residual value for the leased equipment based on the terms of the lease contract. Residual values are determined and approved by our investment committee. A decrease in the market value of such equipment at a rate greater than the rate we expected, whether due to rapid technological obsolescence or other factors, would adversely affect the residual values of such equipment. Any such loss, which is considered by management to be permanent in nature, would be recognized in the period of impairment in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases." Consequently, there can be no assurance that our estimated residual values for equipment will be realized.

We May Not Reserve Adequately For Our Credit Losses

We maintain a consolidated reserve for credit losses on finance receivables. Our consolidated reserve for credit losses reflects management's judgment of the loss potential. Our management bases its judgment on the nature and financial characteristics of our obligors, general economic conditions and our charge-off experience. It also considers delinquency rates and the value of the collateral underlying the finance receivables.

We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If our reserves for credit losses are not adequate, our business, operating results and financial condition may suffer.

Our Earnings May Fluctuate

Our earnings are susceptible to fluctuations for a number of reasons, including the seasonal and cyclical nature of our customers' procurement patterns. Our earnings will continue to be affected by fluctuations in our historical business, such as reductions in realized residual values, lower sales of equipment and lower overall leasing activity. In the event our revenues or earnings are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on our common stock's market price.

We Are Dependent Upon Our Current Management Team

Our operations and future success depend on the efforts, abilities and relationships of our Chairman, Chief Executive Officer and President, Phillip G. Norton; our founder and Executive Vice President, Bruce M. Bowen, who also serves as a director; Steven J. Mencarini, Senior Vice President and Chief Financial Officer; Kleyton L. Parkhurst, Senior Vice President, Secretary and Treasurer; Vincent Marino, President of ePlus Technology of PA, inc.; David Rose, President of ePlus Technology of NC, inc.; and Nadim Achi, President of ePlus Technology, inc. The loss of any of these key management officers or personnel could have a material adverse effect on our business, operating results and financial condition. Each of these officers has entered into an employment agreement with us. We maintain key-man life insurance only on Mr. Norton.

ITEM 2.  PROPERTIES

The Company operates from sixteen leased offices, of which three have warehouse space on site and one remote warehouse site. Some sales and service personnel operate from residential offices or space that is provided for by another entity. Our total leased square footage is approximately 78,965 square feet and we pay rental of approximately $114,500 per month. Some of our companies share office space to improve consolidated corporate marketing of our products and to provide better cost efficiency. We do not own any real estate.


                                       Number of   Approximate Square
   Location           Company          Employees        Footage                  Function
-------------------- --------------- ------------- ------------------ -----------------------------
Herndon, VA          ePlus Group           142          10,053         Corporate headquarters
                                                                       and sales-shared
Raleigh, NC          ePlus Group            12           8,000         Sales
Sacramento, CA       ePlus Group             3             954         Sales
West Chester, PA     ePlus Group             3             635         Sales
Dallas, TX           ePlus Group             2             943         Sales
Columbia, MD         ePlus Group             1             100         Sales
St. Louis, MO        ePlus Group             1             150         Sales
Morristown, NJ       ePlus Group             1             100         Sales
Milpitas, CA         ePlus Group             1             100         Sales
Other locations      ePlus Group             4                         Sales - home based
Herndon, VA          ePlus Government       11           1,400         Corporate headquarters
                                                                       -shared
Wilmington, NC       ePlus                  52           4,460         Subsidiary headquarters,
                     Technology of                                     sales office and warehouse
                     NC, inc.
Greenville, NC       ePlus                  10           6,119         Sales office and warehouse
                     Technology of
                     NC, inc.
Charlotte, NC        ePlus                   4           2,185         Sales office-shared
                     Technology of
                     NC, inc.

Pottstown, PA        ePlus                  70          17,000         Subsidiary headquarters,
                     Technology of                                     sales office and warehouse
                     PA, inc.
Camp Hill, PA        ePlus                   5           1,174         Sales office
                     Technology of
                     PA, inc
Herndon, VA          ePlus                  86          13,245         Subsidiary headquarters-
                     Technology, inc.                                  shared, annex location and
                                                                       warehouse


Herndon, VA          ePlus                               1,616         Storage warehouse
                     Technology, inc.
Avon, CT             ePlus   Systems,    14              5,030         Subsidiary headquarters,
                     inc.                                              sales and technical
                                                                       development
Great  River, NY     ePlus   Systems,    4                             Sales
                     inc.
Raleigh , NC         ePlus   Systems,    2                             Sales  and service
                     inc.
Other Locations      ePlus   Systems,    3                             Sales and service
                     inc
Houston, TX          ePlus    Content    26              4,000         Subsidiary headquarters,
                     Services, inc.                                    sales and e-commerce
                                                                       catalog service center


ePlus inc., ePlus Group, inc., ePlus Government and ePlus Technology, inc. share space in the same building in Herndon, VA. The two largest locations are Herndon, VA and Pottstown, PA that have lease expiration dates of November 30, 2004 and June 30, 2005 respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since November 1, 1999, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "PLUS." Previously, the Company's Common Stock was traded on the Nasdaq National Market from November 20, 1996 to October 31, 1999 under the symbol "MLCH." The following table sets forth the range of high and low sale prices for the Common Stock for the period April 1, 1999 through March 31, 2001, by quarter.

Quarter Ended                          High                          Low
-------------                          ----                          ---
June 30, 1999                         $ 9.50                        $7.50
September 30, 1999                    $11.25                        $7.00
December 31, 1999                     $46.00                        $8.75
March 31, 2000                        $74.63                       $27.13
June 30, 2000                         $37.12                       $12.50
September 30, 2000                    $30.50                       $14.62
December 31, 2000                     $23.62                        $7.28
March 31, 2001                        $17.75                        $7.37

On June 20, 2001 the closing price of the Common Stock was $9.00 per share. On June 20, 2001, there were 184 shareholders of record of our common stock. We believe there are over 400 beneficial holders of the Company's common stock.

DIVIDENDS

The Company has never paid a cash dividend to stockholders. We have retained our earnings for use in the business. There is also a contractual restriction in our ability to be able to pay dividends. Our National City Bank Facility restricts dividends to 50% of net income accumulated after September 30, 2000. Therefore, the payment of cash dividends on the Common Stock is unlikely in the foreseeable future. Any future determination concerning the payment of dividends will depend upon the elimination of this restriction and the absence of similar restrictions in other agreements, our financial condition, results of operations and any other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

On September 30, 1999, the Company acquired all of the outstanding stock of CLG, Inc., a wholly-owned subsidiary of Centura Bank. Total consideration for the acquisition was $36.5 million, including $29.5 million in cash, a subordinated note in the amount of $3.1 million and 392,990 shares of the Company's Common Stock.

On April 11, 2000, the Company issued to TC Plus, LLC 709,956 shares of Common Stock upon the cashless exercise by TC Plus, LLC of a stock purchase warrant for

1,090,909 shares, with an exercise price of $11.00 per share. The cashless exercise was made based on the closing price of the Company's Common Stock on April 11, 2000.

On May 15, 2001, the Company issued 422,833 shares of Common Stock as part of the consideration for the acquisition of certain assets and liabilities of ProcureNet, Inc. The remaining consideration was the payment of $1,000,000 of cash and the assumption of certain liabilities.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and the information included under "Item 7, Management's Discussion and Analysis of Results of Operations, Financial Condition, Liquidity and Capital Resources - As of and For the Years Ended March 31, 1999, 2000 and 2001" and "Item 1, Business."


ePLUS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except
per share data)


                                                                    Year Ended March 31,
                                                  ---------------------------------------------------------------------
                                                       1997          1998          1999         2000         2001
                                                  ---------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS
Revenues:
   Sales of equipment                                  $ 52,167      $ 47,419      $ 83,516      166,252     $ 216,183
   Sales of leased equipment                             21,634        50,362        84,379       57,360        34,031
   Lease revenues                                         9,909        14,882        20,611       31,374        42,694
   Fee and other income                                   2,503         5,779         5,464        8,371         7,993
   ePlusSuite revenues                                       -             -             -         1,376         5,685
                                                  ---------------------------------------------------------------------
      Total revenues                                     86,213       118,442       193,970      264,733       306,586
                                                  ---------------------------------------------------------------------
Costs and Expenses:
   Cost of sales of equipment                            42,180        37,423        71,367      147,209       182,474
   Cost of sales of leased equipment                     21,667        49,669        83,269       55,454        33,329
   Direct lease costs                                     4,761         5,409         6,184        8,025        16,535
   Professional and other costs                             577         1,073         1,222        2,126         3,363
   Salaries and benefits                                  8,241        10,357        11,880       19,189        30,611
   General and administrative expenses                    2,286         3,694         5,152        7,090        10,766
   Interest and financing costs                           1,649         1,837         3,601       11,390        15,523
   Nonrecurring acquisition costs                             -           250             -            -             -
                                                  ---------------------------------------------------------------------
      Total costs and expenses                           81,361       109,712       182,675      250,483       292,601
                                                  ---------------------------------------------------------------------

Earnings before provision for income taxes                4,852         8,730        11,295       14,250        13,985
Provision for income taxes                                1,360         2,691         4,579        5,875         5,667
                                                  ---------------------------------------------------------------------
Net earnings                                            $ 3,492       $ 6,039       $ 6,716      $ 8,375       $ 8,318
                                                  =====================================================================
Net earnings per common share - Basic                   $  0.67       $  1.00       $  0.99      $  1.09       $  0.86
                                                  =====================================================================
Pro forma net earnings (1)                              $ 3,133       $ 5,426
                                                  ==============================
Pro forma net earnings per common share - Basic         $  0.60        $ 0.90
                                                  ==============================

Weighted average shares outstanding - Basic           5,184,261     6,031,085     6,769,732    7,698,287     9,625,891


(1) Pro forma net earnings as if companies which were subchapter S corporations prior to their business combination with the Company, which were accounted for under the pooling of interests method, had been subject to federal income tax throughout the periods presented.


ePLUS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except
per share data)


                                                                                 As of March 31,
                                                      ---------------------------------------------------------------------
                                                           1997         1998          1999          2000         2001
                                                      ---------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
Assets:
   Cash and cash equivalents                                $ 6,654     $ 18,684       $ 7,892      $ 21,910      $ 24,534
   Accounts receivable                                        8,846       16,383        44,090        60,167        57,627
   Notes receivable                                           2,154        3,802           547         1,195         1,862
   Inventories                                                1,278        1,214           658         2,445         2,651
   Investment in direct financing and sales
      type leases, net                                       17,473       32,496        83,371       221,885       198,563
   Investment in operating lease equipment, net              11,065        7,296         3,530        10,114         4,283
   Other assets                                                 741        2,137        12,357        24,628        15,754
   All other assets                                             813        1,184         1,914         2,991         5,593
                                                      ---------------------------------------------------------------------
      Total assets                                         $ 49,024     $ 83,196     $ 154,359     $ 345,335     $ 310,867
                                                      =====================================================================

Liabilities:
   Accounts payable - equipment                             $ 4,946     $ 21,284      $ 18,049      $ 22,976       $ 9,227
   Accounts payable - trade                                   3,007        6,865        12,518        29,452        18,926
   Salaries and commissions payable                             672          390           536           957         1,293
   Recourse notes payable                                       439       13,037        19,081        39,017         8,876
   Nonrecourse notes payable                                 19,705       13,028        52,429       182,845       157,960
   All other liabilities                                      3,778        5,048         7,932        12,967        22,678
                                                      ---------------------------------------------------------------------
      Total liabilities                                      32,547       59,652       110,545       288,214       218,960
Stockholders' equity                                         16,477       23,544        43,814        57,121        91,907
                                                      ---------------------------------------------------------------------
Total liabilities and stockholders' equity                 $ 49,024     $ 83,196     $ 154,359     $ 345,335     $ 310,867
                                                      =====================================================================




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - AS OF AND FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001

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

We expect to incur substantial increases in the near term in our sales and marketing, research and development, and general and administrative expenses. In particular, we expect to significantly expand the marketing of our electronic commerce business solution and increase spending on advertising and marketing. To implement this strategy, we plan to hire additional sales personnel, open new sales locations and hire additional staff for advertising, marketing and public relations. We also plan to hire additional technical personnel and third parties to assist in the implementation and upgrade of ePlusSuite and to develop complementary electronic commerce business solutions. As a result of these increases in expenses, we expect to incur significant losses in our ePlusSuite business that may, in the near term, have a material adverse effect on operating results for the Company as a whole.

To the extent the Company successfully implements this strategy, it expects the business to become less capital intensive over time. As a result, management expects total assets and total liabilities to decrease. The Company expects to significantly reduce its receivables and lease assets along with the associated liabilities including debt and equipment payables.

The Company has added new classifications to its financial statement presentation in order to reflect the changes in its business. A line item, ePlusSuite revenues, has been added to the statement of earnings that includes the revenues associated with the e-commerce business unit. A new business segment, e-commerce, has been added for segment reporting purposes to present separately e-commerce business unit revenues. On May 15, 2001, we acquired from ProcureNet, Inc., the e-commerce procurement software asset products and software technology for cleaning and categorizing product descriptions for e-commerce catalogues. These products and services and associated expenses with this business acquisition will substantially increase our expenses in the near term and the ability to sell these services and products is expected to fluctuate depending on the customer demand for these products and services, which to date is still unproven. We also expect that the results of adding these offerings may cause management to redefine the internal business reporting process and impact the segment reporting in the first quarter of the next fiscal year which will end March 31, 2002.

As a result of the foregoing, the Company's historical results of operations and financial position may not be indicative of its future performance over time. However, the Company's results of operations and financial position will continue to primarily reflect its traditional sales and financing businesses for at least the next year.

SELECTED ACCOUNTING POLICIES

Amounts charged for the e-commerce business unit's Procure+ service are recognized as services are rendered. Amounts charged for the Manage+ service are recognized on a straight-line basis over the period the services are to be provided.

The manner in which lease finance transactions are characterized and reported for accounting purposes has a major impact upon reported revenue and net earnings. Lease accounting methods significant to our business are discussed below.

We classify our lease transactions, as required by the Statement of Financial Accounting Standards No. 13, Accounting for Leases, or FASB No. 13, as: (1) direct financing; (2) sales type; or (3) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

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

Sales-type leases include a dealer profit or loss that is recorded by the lessor at the inception of the lease. The dealer's profit or loss represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. The equipment subject to such leases may be obtained in the secondary marketplace, but most frequently is the result of re-leasing our own portfolio. This profit or loss that is recognized at lease inception, is included in net margin on sales-type leases. For equipment sold through our technology business unit subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included as part of our lease revenues.

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

Other Sources of Revenue. Amounts charged for the electronic commerce business unit's Procure(+) service are recognized as services are rendered. Amounts charged for the Manage(+) service are recognized on a straight-line basis over the period the services are provided. These revenues are included in our ePlusSuite revenues in our consolidated statement of earnings.

Fee and other  income  results  from (1) income from events that occur after the initial sale of a financial asset such as escrow/prepayment income, (2) re-marketing fees, (3) brokerage fees earned for the placement of financing transactions and (4) interest and other miscellaneous income. These revenues are included in fee and other income in our consolidated statements of earnings.

RESULTS OF OPERATIONS

The Year Ended March 31, 2001 Compared to the Year Ended March 31, 2000

Total revenues generated by the Company during the year ended March 31, 2001 were $306.6 million compared to revenues of $264.7 million for the year ended March 31, 2000, an increase of 15.8%. This increase is primarily attributable to increases in equipment sales and lease revenues. The Company's revenues are composed of sales, lease revenues, ePlusSuite revenues, and fee and other revenue, and may vary considerably from period to period.

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 11.9% to $250.2 million during the year ended March 31, 2001, as compared to $223.6 million in the prior fiscal year.

The majority of sales of equipment are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For the year ended March 31, 2001, equipment sales through the Company's technology business unit subsidiaries accounted for 99.6% of sales of equipment. For the year ended March 31, 2001, sales of equipment increased 30.0% to $216.2 million, a result of increased technology sales through the Company's subsidiaries. The acquisition of CLG, Inc. in September, 1999 did not materially contribute to the increase in sales of equipment for the periods presented.

The Company realized a gross margin on sales of equipment of 15.6% for the year ended March 31, 2001, as compared to 11.5% during the year ended March 31, 2000. This increase in net margin percentage can be attributed to improved vendor pricing negotiations and variations in the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the year ended March 31, 2001 compared to the prior fiscal year, sales of leased equipment decreased 40.7% to $34.0 million. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. The decrease in sales of leased equipment can be primarily attributed to the decline in the volume of leases sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the years ended March 31, 2001 and 2000, sales to MLC/CLC, LLC, accounted for 43.1% and 50.0% of sales of leased equipment, respectively. Sales to the joint venture require the consent of the joint venture partner. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, discontinued their continued investment in new lease acquisitions effective May, 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

During the year ended March 31, 2001, the Company recognized a gross margin of 2.1% on leased equipment sales of $34.0 million as compared to a gross margin of 3.3% on leased equipment sales of $57.4 million during the prior fiscal year.

The Company's lease revenues increased 36.1% to $42.7 million for the year ended March 31, 2001, compared with the prior fiscal year. This increase consists of increased lease earnings and rental revenues, as well as increased remarketing revenues.

For the year ended March 31, 2001, fee and other income decreased 4.5% over the prior fiscal year. Included in the Company's fee and other income are earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

For the year ended March 31, 2001, the Company recorded $5.7 million in ePlusSuite revenues, as compared to $1.4 million in the year ended March 31, 2000. This represents an increase of 313.2%. These revenues consist of amounts charged for the arrangement of procurement transactions executed through Procure+, and Manage+, components of ePlusSuite.

The Company's direct lease costs increased 106.0% during the year ended March 31, 2001, as compared to the prior fiscal year. The largest component of direct lease costs is depreciation expense on operating lease equipment. The acquisition of CLG, Inc., which had a higher percentage of operating leases, contributed to the increase, as did increases in the Company's reserves for credit losses.

Salaries and benefits expenses increased 59.5% during the year ended March 31, 2001, as compared to the prior fiscal year. General and administrative expenses increased 51.9% over the prior fiscal year. These increases reflect the increased number of personnel employed by the Company, higher commission expenses in the technology business unit, and increased costs associated with the implementation of the Company's strategies, as well as the acquisition of CLG, Inc.

Interest and financing costs incurred by the Company for the year ended March 31, 2001 increased 36.3%, and relate to interest costs on the Company's indebtedness. In addition to increased borrowing under the Company's lines of credit, the Company's lease related non-recourse debt portfolio increased significantly (See "Liquidity and Capital Resources"). Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes decreased to $5.7 million for the year ended March 31, 2001 from $5.9 million for the prior fiscal year, reflecting effective income tax rates of 40.5% and 41.2%, respectively.

The foregoing resulted in a 0.7% decrease in net earnings for the year ended March 31, 2001, as compared to the prior fiscal year.

Basic and fully diluted earnings per common share were $0.86 and $0.80 for the year ended March 31, 2001, as compared to $1.09 and $0.91 for the year ended March 31, 2000, based on weighted average common shares outstanding of 9,625,891 and 10,383,467, respectively, for 2001 and 7,698,287 and 9,155,056, respectively, for 2000.

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

During the year ended March 31, 2000 compared to the prior fiscal year, sales of leased equipment decreased 32% to $57.4 million. The decrease in sales of leased equipment can be primarily attributed to the decline in the volume of leases sold to MLC/CLC, LLC. During the years ended March 31, 2000 and 1999, sales to MLC/CLC, LLC, accounted for 50% and 96.1% of sales of leased equipment, respectively.

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

For the year ended March 31, 2000, the Company recorded $1.4 million in ePlusSuite revenues. These revenues consisted of amounts charged for the arrangement of procurement transactions executed through Procure+, and Manage+, components of ePlusSuite. There were no ePlusSuite revenues recorded in the fiscal year ended March 31, 1999, as ePlusSuite was introduced on November 2, 1999. During the year ended March 31, 2000, the selling, general and administrative expenses allocated to the e-commerce busines unit consisted primarily of a corporate overhead allocation.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended March 31, 2001, the Company generated cash flows from operations of $10.5 million, and used cash flows from investing activities of $18.6 million. Cash flows generated by financing activities amounted to $10.8 million during the same period. The net effect of these cash flows was a net increase in cash and cash equivalents of $2.6 million during the year. During the same period, our total assets decreased $34.5 million, or 10.0%, primarily the result of decreases in the Company's net investment in direct financing and operating leases. On April 17, 2000, a secondary offering of 1,000,000 shares of our common stock was completed that generated net proceeds of $25,936,388. The Company's net investments in direct financing and operating lease equipment decreased $23.3 million, or 10.5%, and $5.8 million, or 57.7%, respectively, during the period. The cash balance at March 31, 2001 was $24.5 million as compared to $21.9 million the prior year.

Working capital financing in our leasing business was, through December 16, 2000 when it expired, provided by a $65 million committed credit facility which was a short-term, secured, recourse facility provided through First Union National Bank, N.A. and which had syndicated the facility to the following participants and in the following amounts: National City Bank ($15 million); Summit Bank ($10 million); Bank Leumi USA ($10 million); and Key Bank ($10 million). This credit facility had been in place since December 1998, was previously renewed for a one-year period on December 19, 1999, had full recourse to the Company, and was secured by a blanket lien against all of the Company's assets.

In addition, the Company had entered into pledge agreements to pledge the common stock of all wholly-owned subsidiaries. The interest rates charged under the facility were LIBOR plus 1.5% or Prime minus .5%, depending on the term of the borrowing. The facility expired on December 16, 2000. Effective December 15, 2000, the Company entered into a $20 million 364 day, committed, secured recourse facility through National City Bank. It had full recourse to the Company, and was secured by a blanket lien against all of the Company's assets. In addition, the Company entered into pledge agreements to pledge the common stock of all wholly-owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. The interest rates charged under the facility are LIBOR plus a margin ranging from 1.50% to 2.25% or Prime plus a margin ranging from 0% to
 .25%. The margin was determined by a matrix that was based on a ratio of the Company's total recourse funded debt to EBITDA (earnings before interest, tax, depreciation, and amortization) as determined under the facility.

Subsequently, on January 19, 2001, the $20 million National City credit facility was amended and increased to $35 million and the term was lengthened to 3 1/4 years. The new facility expires on April 17, 2004. In addition, Branch Banking and Trust Company ($10 million) and PNC Bank, N.A. ($5 million) were added to the facility and National City was appointed agent. The margin related to the LIBOR interest rate option was increased from 1.50% to 2.25% to 1.75% to 2.50%. As of March 31, 2001, the Company had an outstanding balance of $5 million on the National City Credit Facility. The loss of this relationship could have a material adverse effect on our future results as we rely on this facility for daily working capital and liquidity for our leasing business.

In general, we use this facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. As of March 31, 2000, the outstanding balance on this First Union Facility amounted to $34.5 million, and represented 88.4% of the outstanding recourse debt. As of March 31, 2001, the outstanding balance on the National City Facility amounted to $5 million, and represented 56.3% of the outstanding recourse debt. The Company has a $3.1 million subordinated recourse note payable due to Centura Bank resulting from the acquisition of CLG, Inc. This note comes due in October, 2006 and has an 11% interest rate payable monthly.

ePlus Technology of NC, inc., ePlus Technology of PA, inc. and ePlus Technology, inc. have separate credit facilities to finance their working capital requirements for inventories and accounts receivable. Their traditional business as sellers of personal computers and related network equipment and software products is financed through agreements known as "floor planning" financing in which interest expense for the first thirty to forty days is not charged but is paid by the supplier/distributor. The floor planning liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty to forty day time frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty day obligation is not paid timely, interest is then assessed at stated contractual rates.

In addition to the floor planning financing, ePlus Technology, inc. and ePlus Technology of NC, inc. have accounts receivable facilities through Deutsche

Financial Services Corporation. Of the total $33 million dollar facility provided by Deutsche Financial Services Corporation, $26 million is for traditional inventory floor planning and $7 million is available for accounts receivable financing. The maximum available under the accounts receivable facilities for ePlus Technology, inc. and ePlus Technology of PA, inc. are $5 million and $2 million respectively and as of March 31, 2001 the balance of these account receivable facilities, which is included in recourse notes payable, were $112,618 and $0 respectively. As of March 31, 2001 the respective floor planning inventory agreement maximum credit limits and actual outstanding balances are as follows:

                                                                    Balance at
          Entity          Floor Plan Supplier     Credit Limit    March 31, 2001
-----------------------   ----------------------- ------------ -----------------

ePlus Technology of NC,   Deutsche Financial       $ 3,500,000     $1,554,793
inc.                      Services,Inc.
                          IBM Credit Corporation   $   250,000     $        0

ePlus Technology of PA,   Deutsche Financial       $ 9,000,000     $7,893,419
inc.                      Services,Inc.
                          IBM Credit Corporation   $ 2,000,000     $1,056,318

ePlus Technology,         Deutsche Financial       $13,500,000     $8,663,724
inc.                      Services, Inc.

Until it was terminated on February 15, 2001, ePlus Technology of PA, inc. had a line of credit in place with PNC Bank, N.A. with a maximum loan limit of $2,500,000 and it was guaranteed by ePlus, inc. The facilities provided by Deutsche Financial Services Corporation for ePlus Technology of PA, inc. and ePlus Technology , inc. requires a separate guaranty of up to $4,900,000 and $2,000,000 respectively, by ePlus inc. The floor planning facility provided by IBM Credit Corporation to ePlus Technology of PA, inc. also requires a guaranty by ePlus, inc. for the total balance outstanding.

Availability under the revolving lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

ePlus Technology, inc. was previously supplied a floor planning facility by BankAmerica Credit who terminated the agreement, effective August 16, 2000. ePlus Technology, inc. contracted with Deutsche Financial Services Corporation on August 30, 2000, to replace the previous supplier. Both ePlus Technology of NC, inc. and ePlus Technology of PA, inc. agreements with Finova Capital Corp. were terminated on February 25, 2001. Both ePlus Technology of PA, inc. and ePlus Technology of NC, inc. replaced these facilities under agreements with Deutsche Financial Services Corporation. The loss of the Deutsche Financial Services Corporation relationship could have a material adverse effect on our future results as we rely on these facilities for daily working capital and liquidity for our technology sales business.

Non-recourse notes payable decreased to $158.0 million at March 31, 2001 from $182.8 million as of March 31, 2000. The decrease is primarily the result of loan paydowns on the debt portfolio through customer lease payments. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon a default under a lease by the lessee, is against the lessee and the specific equipment under lease.

We sell our leases to a number of financial institutions. In particular, through MLC/CLC LLC, we have a formal joint venture arrangement with an institutional investor, which purchases a substantial portion of our total equipment under lease. Firstar Equipment Finance, a subsidiary of Firstar Corporation, a bank holding company, is an unaffiliated investor that owns 95% of MLC/CLC LLC. MLC/CLC LLC represented approximately $14.7 million of our total leased equipment sales of $34.0 million or 43.1% for the year ended March 31, 2001. It represented approximately $28.7 million of our leased equipment sales of $57.4 million or 50.0% for the year ended March 31, 2000. Firstar Equipment Finance Corporation discontinued its investment in new lease acquisitions effective May 31, 2000.

As of March 31, 2001 amounts due to vendors for inventory and general expenses ("Accounts Payable - trade") and amounts due to vendors for equipment that will be placed on lease ("Accounts Payable - equipment") totaled $28.2 million, as compared to $52.4 million at March 31, 2000.

As of March 31, 2001 and 2000, the Company had $1.9 and $1.2 million in notes receivable, respectively. As of March 31, 2000, we had an outstanding note receivable of $.8 million from a corporation in which we also had warrants to acquire a major equity share. Subsequent to year-end, the maker of the note was acquired and the note receivable was converted into cash from partial repayment, common stock and additional warrants of the acquiring entity.

ADEQUACY OF CAPITAL RESOURCES

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

     o significant enhancement of the features and services of ePlusSuite services is needed to achieve widespread commercial initial and continued acceptance of the system;

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

     o the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards, frequent new product announcements and established competition;

     o significant expansion of internal resources is needed to support planned growth of the Company's ePlusSuite services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and Deutsche facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and Deutsche facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. If the amount borrowed is not paid at the end of the rate period, the rate is reset in accordance with the Company's selection and changes in market rates.

Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of March 31, 2001, the aggregate fair value of our recourse borrowings approximated their carrying value.

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


NAME                          AGE             POSITION                     CLASS
----                          ---             --------                     -----

Phillip G. Norton.............57    Director, Chairman of the Board,        III
                                    President and Chief
                                    Executive Officer

Bruce M. Bowen................49    Director and Executive Vice             III
                                    President

Steven J. Mencarini...........45    Senior Vice President and
                                    Chief Financial Officer

Kleyton L. Parkhurst..........38    Senior Vice President, Secretary,
                                    and Treasurer

Terrence O'Donnell............57    Director                                 II

Carl J. Rickertsen............41    Director                                 II

C. Thomas Faulders, III.......51    Director                                  I

David Rose....................40    President, ePlus Technology of NC, inc.

Vincent M. Marino.............43    President, ePlus Technology of PA, inc.

Nadim Achi....................39    President, ePlus Technology, inc.


On May 4, 2001 Mr. Rickertsen resigned as a Director of the Company. On March 30, 2001, Mr. Lawrence S. Herman was elected to the Board of Directors. On June 18, 2001, Mr. Thomas L. Hewitt was elected to the Board of Directors.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Financial Statements and Schedule are filed as a part of this report and incorporated herein by reference.

(a)(2) Financial Statement Schedule

The financial statement schedule listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report and incorporated herein by reference.

(b) Reports on Form 8-K

The Company filed four Form 8-K's during the last quarter of the period covered by this report.

Form 8-K filed with the Commission on January 5, 2001 regarding the press release of the third and fourth quarter earning release. No financial statements were included.

Form 8-K filed on February 2, 2001 announcing that ePlus inc along with its wholly-owned subsidiaries ePlus Group, inc, ePlus Capital, inc. and ePlus Government, inc. had established with National City Bank, as administrative agent, an amended and restated credit agreement with a $35 million dollar limit. No financial statements were included.

Form 8-K dated February 28, 2001 and filed with the Commission on March 13, 2001 reporting on the establishment of floor planning agreements and account receivable financing agreements with ePlus Technology, inc., ePlus Technology of PA, inc., and ePlus Technology of NC, inc. and Deutsche Financial Services Corporation. The agreements establish a total of $33 million dollars of floor planning and accounts receivable financing facility. No financial statements were included.

(c) Exhibits

        Exhibit
        Number                         Description
        ------------------------------------------------------------------------

        2.1(7) Stock Purchase Agreement, dated as of October 23, 1998 by and between MLC Holdings, Inc. and TC Leasing, LLC

        2.2(9) Agreement, dated as of February 25, 2000 by and between ePlus inc. and TC Plus, LLC waiving certain provisions of the Stock Purchase Agreement dated as of October 23, 1998 by and between MLC Holdings, Inc. and TC Leasing, LLC

        2.3(10) Amendment, dated as of April 11, 2000, to the Agreement, dated as of February 25, 2000 by and between ePlus inc. and TC Plus, LLC

        3.1(4)    Certificate of Incorporation of the Company, as amended

        3.2       Certificate of Amendment to Certificate of Incorporation

        3.3(1)    Bylaws of the Company

        4.1(1)    Specimen certificate of Common Stock of the Company

        10.1(1) Form of Indemnification Agreement entered into between the Company and its directors and officers

        10.2(1)* Form of Employment Agreement between the Registrant and Phillip G. Norton

        10.3(1)*  Form of Employment Agreement between the Registrant and Bruce
                  M. Bowen

        10.4(1)* Form of Employment Agreement between the Registrant and Kleyton L. Parkhurst

        10.5(3)*  Form of Employment Agreement between the Registrant and Steven
                  J. Mencarini

        10.6(5)* Form of Employment Agreement between the Registrant and Nadim Achi

        10.7(4)*  MLC Master Stock Incentive Plan

        10.8(4)*  Amended and Restated Incentive Stock Option Plan

        10.9(4)*  Amended and Restated Outside Director Stock Option Plan

        10.10(4)* Amended and Restated Nonqualified Stock Option Plan

        10.11(4)* 1997 Employee Stock Purchase Plan

        10.12(6)  1998 Long Term Incentive Plan

        10.13(2) First Amendment to Loan and Security Agreement dated March 12, 1997 between MLC Group, Inc. and Heller Financial, Inc.

        10.14 Amended and Restated Stockholders Agreement dated as of April 11, 2000, by and among ePlus inc., TC Plus, LLC, Phillip G. Norton, Bruce M. Bowen, J.A.P. Investment Group, L.P., Kevin
                  M. Norton and Patrick J. Norton, Jr.

        10.15(1)  Form of Irrevocable Proxy and Stock Rights Agreement

        10.16(10) Credit Agreement dated January 19, 2001 between ePlus, inc., ePlus Group, inc., ePlus Government, inc., and ePlus Capital, inc., with National City Bank, Inc., as Agent

        10.17(11) Business Financing  greement dated  September 8,  2000 between
                  Deutsche Financial Services Corporation and ePlus Technology, inc.

        10.18(11) Agreement for Wholesale Financing dated September 8, 2000 between Deutsche Financial Services and ePlus Technology, inc.

        10.19(11) Paydown Addendum to Business  Financing  Agreement between
                  Deutsche Financial Services and ePlus Technology, inc.

        10.20(11) Limited  Guaranty dated  September 8,  2000 between  Deutsche
                  Financial  Services and  ePlus, inc.

        10.21(12) Agreement for Wholesale Financing between  Deutsche  Financial
                  Services and ePlus Technology of PA, inc., dated February 12, 2001

        10.22(12) Business  Financing  Agreement  between Deutsche  Financial
                  Services Corporation and ePlus Technology of PA, inc., dated February 12, 2001

        10.23(12) Addendum to Business Financing  Agreement  and  Agreement for
                  Wholesale Financing between Deutsche Financial Services Corporation and ePlus Technology of PA, inc., dated
                  February 12, 2001

        10.24(12) Limited  Guaranty  for ePlus  Technology  of PA, Inc. to
                  Deutsche Financial Services Corporation by ePlus, inc., dated February 12, 2001

        10.25(12) Intercreditor Subordination Agreement between Deutsche
                  Financial Services Corporation and IBM Credit Corporation and ePlus Technology of PA, inc., dated February 26, 2001

        10.26(12) Agreement for Wholesale Financing between Deutsche Financial
                  Services Corporation and ePlus Technology of NC, inc., dated February 12, 2001

        10.27(12) Addendum to Agreement for  Wholesale  Financing  between ePlus
                  Technology of NC, inc. and Deutsche Financial Services Corporation, dated February 12, 2001

        10.28(12) Addendum to Agreement for  Wholesale  Financing  between ePlus
                  Technology of NC, inc. and Deutsche Financial Services Corporation, dated February 12, 2001

        10.29(12) Addendum to  Business  Financing Agreement and  Agreement  for
                  Wholesale Financing between ePlus Technology, inc.and Deutsche Financial Services Corporation, dated February 12, 2001, amending the Business Financing Agreement and Wholesale Financing Agreement, dated September 8, 2000

        10.30 Deed of Lease between CALEAST INDUSTRIAL INVESTORS, LLC (Landlord) and ePlus, inc. (Tenant)

        21.1      Subsidiaries of the Company

        23.1      Consent of Deloitte & Touche LLP
        ----------------------------------------------------
            *Indicates a management contract or compensatory plan or arrangement


          (1) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Registration Statement on Form S-1 (No. 333-11737)

          (2) Incorporated herein by reference to Exhibit 5.2 filed as part of the Registrant's Form 8-K filed March 28, 1997

          (3) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Form 10-K filed on June 30, 1997

          (4) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Form 10-Q filed on November 14, 1997

          (5) Incorporated herein by reference to the indicated exhibit filed as a part of the Registrant's Form 8-K filed on July 31, 1998

          (6) Incorporated herein by reference to Exhibit 1.1 filed as a part of the Registrant's Form 10-Q filed on November 12, 1998

          (7) Incorporated herein by reference to the indicated exhibit filed as a part of the Registrant's Form 8-K filed on December 31, 1998

          (8) Incorporated herein by reference to Exhibit 99.3 filed as part of the Registrant's Form 8-K filed on March 9, 2000

          (9) Incorporated herein by reference to Exhibit 99.2 filed as part of the Registrant's Form 8-K filed on May 12, 2000

          (10) Incorporated herein by reference to Exhibit 5.1 filed as part of the Registrant's Form 8-K filed on February 2, 2001

          (11) Incorporated  herein by reference to Exhibits  5.1,  5.2, 5.3 and
               5.4 filed as part of the Registrant's Form 8-K filed on September 22, 2000

          (12) Incorporated herein by reference to Exhibits 5.1, 5.2, 5.3, 5.4, 5.5, 5.6, 5.7, 5.8 and 5.9 filed as part of the Registrant's Form 8-K filed on March 13, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ePlus inc.

                           /s/ PHILLIP G. NORTON
                           --------------------------------------------
                           By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                           Date: June 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           /s/ PHILLIP G. NORTON
                           --------------------------------------------
                           By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                           Date: June 27, 2001

                           /s/ BRUCE M. BOWEN
                           ---------------------------------------------
                           By: Bruce M. Bowen, Director and Executive
                           Vice President
                           Date: June 27, 2001

                           /s/ STEVEN J. MENCARINI
                           --------------------------------------------
                           By: Steven J. Mencarini, Senior Vice President,
                           Chief Financial Officer, Principal Accounting Officer
                           Date: June 27, 2001

                           /s/ C. THOMAS FAULDERS, III
                           ---------------------------------------------
                           By:  C. Thomas Faulders, III, Director
                           Date: June 27, 2001

                           /s/ LAWRENCE S. HERMAN
                           ---------------------------------------------
                           By: Lawrence S. Herman, Director
                           Date: June 27, 2001

                           /s/ THOMAS L. HEWITT
                           ---------------------------------------------
                           By: Thomas L. Hewitt, Director
                           Date: June 27, 2001

                           /s/ TERRENCE O'DONNELL
                           --------------------------------------------
                           By: Terrence O'Donnell, Director
                           Date: June 27, 2001
                           ePlus inc. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                      PAGE
                                                                      ----
Independent Auditors' Report                                           F-2

Consolidated Balance Sheets as of March 31, 2000 and 2001              F-3

Consolidated Statements of Earnings for the Years Ended
     March 31, 1999, 2000, and 2001                                    F-4

Consolidated Statements of Stockholders' Equity for the Years
     Ended March 31, 1999, 2000 and 2001                               F-5

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1999, 2000 and 2001                                     F-6

Notes to Consolidated Financial Statements                             F-8

SCHEDULE

II-Valuation and Qualifying Accounts for the Three Years
    S-1 Ended March 31, 1999, 2000 and 2001.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 22, 2001


ePlus inc. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS


                                                                       As of March 31, 2000       As of March 31, 2001
                                                                      -------------------------------------------------
       ASSETS
       Cash and cash equivalents                                              $  21,909,784               $ 24,534,183
       Accounts receivable, net of allowance for doubtful
         accounts of $811,545 and $1,392,297 as of
         March 31, 2000 and 2001, respectively                                   60,166,596                 57,627,231
       Notes receivable (1)                                                       1,195,263                  1,862,488
       Employee advances                                                             94,693                     66,082
       Inventories                                                                2,445,425                  2,651,087
       Investment in direct financing and sales-type leases - net               221,884,864                198,563,222
       Investment in operating lease equipment - net                             10,114,392                  4,282,985
       Property and equipment - net                                               2,895,711                  5,216,123
       Deferred tax asset                                                                 -                    310,476
       Other assets (2)                                                          24,628,020                 15,753,599
                                                                      -------------------------------------------------
       TOTAL ASSETS                                                           $ 345,334,748               $310,867,476
                                                                      =================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES
       Accounts payable - equipment                                           $  22,975,545               $  9,226,813
       Accounts payable - trade                                                  29,451,907                 18,925,939
       Salaries and commissions payable                                             956,762                  1,292,722
       Accrued expenses and other liabilities                                     8,519,353                 21,351,575
       Income taxes payable                                                       3,685,870                  1,327,591
       Recourse notes payable                                                    39,017,168                  8,875,595
       Nonrecourse notes payable                                                182,845,152                157,959,706
       Deferred tax liability                                                       762,139                          -
                                                                   ----------------------------------------------------
       Total Liabilities                                                        288,213,896                218,959,941

       COMMITMENTS AND CONTINGENCIES (Note 7)                                             -                          -

       STOCKHOLDERS' EQUITY

       Preferred stock, $.01 par value; 2,000,000 shares authorized;
          none issued or outstanding                                                      -                          -
       Common stock, $.01 par value; 25,000,000 and 50,000,000
          authorized; 7,958,433 and 9,730,154 issued and outstanding
          at March 31, 2000 and 2001, respectively                                   79,584                     97,301
       Additional paid-in capital                                                29,926,168                 56,376,934
       Retained earnings                                                         27,115,100                 35,433,300
                                                                   ----------------------------------------------------
       Total Stockholders' Equity                                                57,120,852                 91,907,535
                                                                   ----------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 345,334,748              $ 310,867,476
                                                                   ====================================================

     (1) Includes amounts with related parties of $985,767 and $0 as of March 31, 2000 and 2001, respectively.

     (2) Includes amounts with related parties of $1,509,450 and $1,020,633 as of March 31, 2000 and 2001, respectively.

     See Notes to Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
                                                               Year Ended March 31,
                                                        1999            2000             2001
                                                    ------------    -------------    -------------
REVENUES

Sales of equipment                                  $ 83,516,254    $ 166,252,178    $ 216,183,181
Sales of leased equipment                             84,378,800       57,360,366       34,031,381

                                                     167,895,054      223,612,544      250,214,562
Lease revenues                                        20,610,542       31,374,244       42,693,839
Fee and other income                                   5,464,242        8,371,115        7,992,752
ePlusSuite revenues                                            -        1,375,901        5,684,743
                                                      26,074,784       41,121,260       56,371,334

TOTAL REVENUES   (1)                                 193,969,838      264,733,804      306,585,896

COSTS AND EXPENSES

Cost of sales, equipment                              71,367,090      147,209,320      182,473,685
Cost of sales, leased equipment                       83,269,110       55,454,033       33,329,403
                                                     154,636,200      202,663,353      215,803,088

Direct lease costs                                     6,183,562        8,025,343       16,534,992
Professional and other fees                            1,222,080        2,125,523        3,363,324
Salaries and benefits                                 11,880,062       19,189,271       30,610,437
General and administrative expenses                    5,151,494        7,090,070       10,766,333
Interest and financing costs                           3,601,348       11,389,682       15,522,897
                                                      28,038,546       47,819,889       76,797,983

TOTAL COSTS AND EXPENSES   (2)                       182,674,746      250,483,242      292,601,071

Earnings before provision for income taxes            11,295,092       14,250,562       13,984,825

Provision for income taxes                             4,578,625        5,875,194        5,666,625

NET EARNINGS                                         $ 6,716,467      $ 8,375,368      $ 8,318,200
NET EARNINGS PER COMMON SHARE - BASIC                     $ 0.99           $ 1.09           $ 0.86
NET EARNINGS PER COMMON SHARE - DILUTED                   $ 0.98           $ 0.91           $ 0.80
                                                     ==================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC            6,769,732        7,698,287        9,625,891
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED          6,827,528        9,155,056       10,383,467

(1) Includes amounts from related parties of $82,652,623, $28,976,999 and $14,923,606 for the fiscal years ended March 31, 1999, 2000 and 2001, respectively.

(2) Includes amounts from related parties of $80,966,659, $28,261,282 and $15,588,046 for the fiscal years ended March 31, 1999, 2000 and 2001, respectively.

See Notes to Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                   Common Stock             Additional
                                           -----------------------------     Paid-in        Retained
                                              Shares          Par Value      Capital        Earnings          TOTAL
                                           -----------------------------  ------------- ----------------  ----------------

Balance April 1, 1998                           6,071,505      $  60,715     $ 11,460,331    $ 12,023,265      $ 23,544,311

   Issuance of shares for option exercise          10,500            105           91,770              -             91,875
   Issuance of shares to employees                 14,001            140          112,452              -            112,592
   Issuance of shares in business
     combination                                  263,478          2,635        3,620,188              -          3,622,823
   Sale of common shares                        1,111,111         11,111        9,714,630              -          9,725,741
   Net earnings                                        -              -                -        6,716,467         6,716,467
                                           ----------------------------- ---------------- ----------------  ----------------
Balance, March 31, 1999                         7,470,595         74,706       24,999,371      18,739,732        43,813,809
                                           ----------------------------- ---------------- ----------------  ----------------

   Issuance of shares for option exercise          61,044            610          662,406              -            663,016
   Issuance of shares to employees                 33,804            338          315,395              -            315,733
   Issuance of shares in business
     combination                                  392,990          3,930        3,896,496              -          3,900,426
   Issuance of common stock purchase warrants          -              -            52,500              -             52,500
   Net earnings                                        -              -                -        8,375,368         8,375,368
                                           ----------------------------- ---------------- ----------------  ----------------
Balance, March 31, 2000                         7,958,433         79,584       29,926,168      27,115,100        57,120,852
                                           ---------------------------------------------------------------------------------

   Issuance of shares for option exercise          37,685          7,476          155,861              -            163,337
   Issuance of shares to employees                 24,080            241          143,517              -            143,758
   Issuance of shares for stock purchase
     warrant                                      709,956              -                -              -                  -
   Expense related to stock purchase warrant            -              -          225,000              -            225,000
   Issuance of common stock-secondary
     offering                                   1,000,000         10,000       25,926,388                        25,936,388
   Net earnings                                        -              -                -        8,318,200         8,318,200
                                           ----------------------------- ---------------- ----------------  ----------------
Balance, March 31, 2001                         9,730,154       $ 97,301     $ 56,376,934    $ 35,433,300      $ 91,907,535
                                           ============================= ================ ================  ================


See Notes to Consolidated Financial Statements.




ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended March 31,
                                                               ---------------------------------------
                                                                 1999            2000           2001
                                                               ---------------------------------------

Cash Flows From Operating Activities:
    Net earnings                                               $  6,716,467     $8,375,368  $ 8,318,200
    Adjustments to reconcile net earnings to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                           4,720,241     7,574,165    11,248,760
          Provision for credit losses                               500,000       374,580     1,772,768
          Deferred taxes                                          1,805,210    (2,530,071)   (1,072,615)
          Loss (Gain) on sale of operating lease equipment           57,984      (753,787)     (333,299)
          Adjustment of basis to fair market value of
             operating lease equipment and investments              306,921        12,000     1,593,760
          Payments from lessees directly to lenders                (970,483)   (7,523,540)   (6,112,406)
          Expense related to issuance of warrants                       -          52,500       225,000
          Loss on disposal of property and equipment                 26,246        47,492        14,765
          Changes in:
             Accounts receivable                                (19,809,403)  (17,839,402)    3,191,633
             Notes receivable  (1)                                3,316,261      (494,622)   (1,971,904)
             Employee advances                                       33,028       (48,736)       22,929
             Inventories                                          1,293,081     6,791,464      (177,422)
             Other assets  (2)                                   (4,094,505)   (3,939,783)    8,375,710
             Accounts payable - equipment                        (3,964,145)    4,926,486   (13,748,732)
             Accounts payable - trade                               528,181    16,175,112    (9,559,862)

             Salaries and commissions payable, accrued
                expenses and other liabilities                    1,097,776     7,279,067     8,679,370
                                                                 --------------------------------------
                   Net cash provided by (used in)                (8,437,140)   18,478,293    10,466,655
                    operating activities                         --------------------------------------

Cash Flows From Investing Activities:
    Proceeds from sale of operating equipment                       138,003       820,015      922,549
    Purchase of operating lease equipment                          (487,418)   (1,904,985)  (2,568,445)
    Increase in investment in direct financing and
      sales-type leases (3)                                     (80,744,494) (120,118,484) (10,197,101)
    Proceeds from sale of property and equipment                      2,000         -             -
    Purchases of property and equipment                          (1,249,214)   (1,608,190)  (3,840,655)
    Cash used in acquisitions, net of cash acquired              (3,485,279)   (1,845,730)        -
    Increase in other assets  (4)                                  (788,856)     (219,603)  (2,942,046)
                                                                ---------------------------------------
                Net cash used in investing activities           (86,615,258) (124,876,977) (18,625,698)
                                                                ---------------------------------------


ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                                 ------------------------------------------
                                                                  1999           2000           2001
                                                                 ------------------------------------------

Cash Flows From Financing Activities:
    Borrowings:
       Nonrecourse                                               $79,941,563    $126,758,387   $ 90,908,400
       Recourse                                                      415,606         732,276        325,446
    Repayments:
       Nonrecourse                                               (10,200,352)    (22,234,446)   (76,961,083)
       Recourse                                                     (195,892)     (1,408,934)      (183,515)
    Proceeds from issuance of capital stock, net of expenses       9,930,209         978,749        307,095
    Proceeds from sale of  stock, net of underwriting                    -              -        25,936,388
    Proceeds from (repayments of) lines of credit                  4,369,129      15,590,775    (29,549,289)
                                                                  ------------------------------------------
                Net cash provided by financing activities         84,260,263     120,416,807     10,783,442
                                                                  ------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents             (10,792,135)     14,018,123      2,624,399

Cash and Cash Equivalents, Beginning of Period                    18,683,796       7,891,661     21,909,784
                                                                 ------------------------------------------
Cash and Cash Equivalents, End of Year                           $ 7,891,661    $ 21,909,784   $ 24,534,183
                                                                 ==========================================
Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                       $ 1,475,497    $  3,591,943   $    849,598
                                                                 ==========================================
    Cash paid for income taxes                                   $ 2,913,818    $  6,473,357   $  4,559,378
                                                                 ==========================================


(1) Includes amounts provided (used by) by related parties of $3,291,681, $(466,812) and $0, for the fiscal years ended March 31, 1999, 2000 and 2001.

(2) Includes amounts provided by (used by) related parties of $ 329,275, $(1,383) and $(27,510) for the fiscal years ended March 31, 1999, 2000 and 2001.

(3)  Includes  amounts  provided by related parties of $80,510,214,  $28,033,282 and $14,254,197 for the fiscal years ended March 31, 1999, 2000 and 2001.

(4)  Includes  amounts  provided  by (used  by)  related  parties  of  $652,701,
     $(219,603) and  $1,376,246 for the fiscal years ended March 31, 1999,  2000 and 2001.

See Notes To Consolidated Financial Statements.


                           ePlus inc. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          As of and For the Years Ended March 31, 1999, 2000, and 2001


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Effective October 18, 1999, MLC Holdings, Inc. changed its name to ePlus inc. ("ePlus" or the "Company"). Effective January 31, 2000, ePlus inc.'s wholly-owned subsidiaries MLC Group, Inc., MLC Federal, Inc., MLC Capital, Inc., PC Plus, Inc., MLC Network Solutions, Inc. and Educational
Computer Concepts, Inc. changed their names to ePlus Group, inc., ePlus Government, inc., ePlus Capital, inc., ePlus Technology, inc., ePlus Technology of NC, inc. and ePlus Technology of PA, inc., respectively. The accompanying consolidated financial statements include the accounts of the wholly owned subsidiary companies (MLC Network Solutions, Inc. and Educational Computer Concepts, Inc.) at historical amounts as if the business combinations had occurred on March 31, 1997 in a manner similar to a pooling of interest. The accompanying consolidated financial statements also include the accounts of the wholly owned subsidiary (PC Plus, Inc.) from July 1, 1998, accounted for as a purchase.

Principles of Consolidation - The consolidated financial statements include the accounts of ePlus inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Business Combinations - On July 1, 1998, the Company, through a new wholly-owned subsidiary, MLC Network Solutions of Virginia, Inc., issued 263,478 common shares, valued at $3,622,823, and paid cash of $3,622,836 for a purchase of all the outstanding common shares of PC Plus, Inc., a value-added reseller of personal computers, related network equipment and software products and provider of various support services to its customers from its facility in Reston, Virginia. Subsequent to the acquisition, MLC Network Solutions of Virginia, Inc. changed its name to PC Plus, Inc. This business combination has been accounted for using the purchase method of accounting, and accordingly, the results of operations of PC Plus, Inc. have been included in the Company's consolidated financial statements from July 1, 1998. The Company's other assets include goodwill of $6,045,330 calculated as the excess of the purchase price over the fair value of the net identifiable assets acquired, and is being amortized on a straight-line basis over 27.5 years. As of March 31, 2000 and 2001, the net balance of such goodwill is $5,657,159 and $5,437,329, respectively. See Note 12.

On October 1, 1999, the Company purchased all of the stock of CLG, Inc., a technology equipment leasing business, from Centura Bank. The acquisition added approximately 400 customers and $93 million of assets to the Company's leasing customer base in the Raleigh and Charlotte, North Carolina, Greenville, North Carolina, and southern Virginia commercial markets. Total consideration for the acquisition was $36.5 million, paid by the issuance of 392,990 shares of ePlus inc. common stock valued at $3,900,426 (based on $9.925 per share), subordinated debt of $3,064,574 and $29,535,000 in cash. The subordinated debt bears annual interest at 11%, payable monthly, and the principal repayment is due on October 10, 2006. The note may be prepaid in whole at anytime at its par value. The cash portion was partially financed by a non-recourse borrowing under an agreement with Fleet Business Credit Corporation, which provided $27,799,499 of cash at 7.25% and is collateralized by certain CLG, Inc. leases. Goodwill of $6,444,447 is being amortized on a straight-line basis over a fifteen-year period. As of March 31, 2000 and 2001, the net balance of such goodwill is $6,229,462 and $5,799,493, respectively. Concurrent with the acquisition, CLG, Inc. was merged into MLC Group, Inc., a wholly-owned subsidiary of ePlus inc. See Note 12.

Asset Purchase - On July 12, 1999, the Company purchased certain assets and the sales operations of Daghigh Software Company, Inc., which operated its technology sales business as International Computer Networks and as ICN in the metropolitan Washington, DC area. The purchase price of $751,452 consisted of $251,452 in cash and a $500,000, 8% interest bearing, non-negotiable promissory note, payable monthly, which matured on August 9, 2000. The assets and staff were merged into PC Plus, Inc., a wholly-owned subsidiary of the Company. Goodwill of $635,441 is being amortized on a straight-line basis over a fifteen year period. As of March 31, 2000 and 2001, the net balance of such goodwill is $607,199 and $564,836, respectively.

Revenue Recognition - The Company sells information technology equipment to its customers and recognizes revenue from equipment sales at the time equipment is accepted by the customer. The Company is the lessor in a number of its transactions and these are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, the Company records the net investment in leases, which consists of the sum of the minimum lease term payments, initial direct costs, and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct finance leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property (net margins) is recorded as revenue at the inception of the lease. The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" effective January 1, 1997. This standard establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases made on a non-recourse basis by the Company after December 31, 1996 meet the criteria for surrender of control set forth by SFAS No. 125 and have therefore been treated as sales for financial statement purposes. SFAS No. 125 prohibits the retroactive restatement of transactions consummated prior to January 1, 1997.

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

Amounts charged for the Company's electronic commerce business unit's Procure+ service are recognized as services are rendered. Amounts charged for the Manage+ service are recognized on a straight-line basis over the contractual period the services are provided.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in fianncial statements. There was no effect of implementing SAB 101 on the consolidated financial statements.

In July 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal verses Net as an Agent," which addresses whether a company should recognize revenue based on the gross amount billed to the customer because it has earned revenue from the sale of the goods or whether the company should recognize revenue based on the net amount retained because, in substance, it has earned a commission. In September 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the statement of operations classification of shipping and handling fees billed to customers and shipping and handling costs incurred by companies that sell goods. The adoption of EITF Issues No. 99-19 and No. 00-10 in the fourth quarter of fiscal year 2001 did not have a material impact on our financial position or results of operations.

Stock-based Compensation - The Company accounts for stock-based compensation for employees in accordance with Accounting Principle Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the fair value of the common stock and the relevant exercise price. When aplicable, the Company accounts for stock-based compensation to non-employees in accordance with the provisions of SFAS No. 123 and other applicable principals.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," which clarifies the application of APB Opinion No. 25 for some issues, including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 became effective July 1, 2000, but some of the conclusions cover specific events that occurred before its effectiveness. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

Residuals - Residual values, representing the estimated value of equipment at the termination of a lease, are recorded in the consolidated financial statements at the inception of each sales-type or direct financing lease as amounts estimated by management based upon its experience and judgment. The residual values for operating leases are included in the leased equipment's net book value.

The Company evaluates residual values on an ongoing basis and records any required adjustments. In accordance with generally accepted accounting principles, no upward revision of residual values is made subsequent to lease inception. Residual values for sales-type and direct financing leases are recorded at their net present value and the unearned income is amortized over the life of the lease using the interest method.

Reserve for Credit Losses - The reserve for credit losses (the "reserve") is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolio. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis). As of March 31, 2000 and 2001, the Company's reserve for credit losses was $2,658,846 and $4,279,479, respectively.

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

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain items have been reclassified in the March 31, 1999 and 2000 financial statements to conform to the March 31, 2001 presentation.

Earnings Per Share - Earnings per share (EPS) have been calculated in accordance with SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 6,769,732 in fiscal 1999, 7,698,287 in 2000, and 9,625,891 in 2001. Diluted EPS
amounts were calculated based on weighted average shares outstanding and common stock equivalents of 6,827,528 in fiscal 1999, 9,155,056 in 2000, and 10,383,467 in 2001. Additional shares included in the diluted earnings per share calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

Capital Structure - On October 23, 1998, the Company sold 1,111,111 shares of common stock for a price of $9.00 per share to TC Plus LLC, a Delaware limited liability company (formerly TC Leasing LLC). In addition, the Company granted TC Plus LLC stock purchase warrants granting the right to purchase an additional 1,090,909 shares of common stock at a price of $11.00 per share, subject to certain anti-dilution adjustments. The warrant was exercisable through December 31, 2001, unless it was extended under the terms of the warrant. Pursuant to a purchase agreement, the Company's ability to pay dividends was restricted through October 23, 1999. On February 25, 2000, the Company entered into an agreement, which was amended April 11, 2000, which allowed TC Plus LLC to exercise the warrants on a cashless basis at an exercise price of $11.00 per share, contingent upon the Company's completion of a secondary offering. On April 11, 2000, TC Plus LLC exercised their options on a cashless basis and were issued 709,956 shares of common stock.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains and losses depends on the intended use of the derivative and its resulting designation. Effective April 1, 2001, the Company adopted SFAS No. 133, as amended. The adoption did not have a material impact on the company's consolidated financial statements.

Effective April 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over the majority of SFAS No. 125's provisions without reconsideration. The Company's adoption of SFAS No. 140 did not have a material impact on its financial position or results of operations.

2.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:

                                                            As of March 31,
                                                         2000             2001
                                                            (In Thousands)
                                                  ------------------------------
   Minimum lease payments                            $  213,284       $  191,792
   Estimated unguaranteed residual value                 33,584           29,231
   Initial direct costs, net of amortization (1)          2,958            3,531
   Less:  Unearned lease income                        (26,093)         (23,104)
              Reserve for credit losses                 (1,848)          (2,887)
                                                  -------------- ---------------
   Investment in direct finance and sales
       type leases, net                               $ 221,885        $ 198,563
                                                  ============== ===============

(1) Initial direct costs are shown net of amortization of $3,686 and $5,014 at March 31, 2000 and 2001, respectively.


Future scheduled minimum lease rental payments as of March 31, 2001 are as follows:

                                                          (In Thousands)

Year ending March 31,     2002                               $ 114,852
                          2003                                  60,718
                          2004                                  12,783
                          2005                                   1,833
                          2006 and thereafter                    1,606
                                                        ----------------
                                                             $ 191,792
                                                        ================

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

3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                           As of March 31,
                                                        2000             2001
                                                           (In Thousands)
                                                    ----------------------------
    Cost of equipment under operating leases         $ 26,979         $ 20,589
    Initial direct costs                                   19               15
    Less:  Accumulated depreciation and
              Amortization                            (16,884)         (16,321)
                                                   -----------  ----------------
    Investment in operating lease equipment, net     $ 10,114         $  4,283
                                                    ================= ==========

Future scheduled minimum lease rental payments, as of March 31, 2001, are as follows:

                                                   (In Thousands)
                                                ----------------------
             Year Ending March 31, 2002                   $   5,746
                                   2003                       1,222
                                   2004                         172
                                   2005                           1
                                                ----------------------
                                                          $   7,141
                                                ======================


4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                            As of March 31,
                                                         2000             2001
                                                            (In Thousands)
                                                 -------------------------------

           Furniture, fixtures and equipment             $  3,086      $  4,580
           Vehicles                                           140           139
           Capitalized software                             1,350         3,603
           Leasehold improvements                             241           228
           Less: Accumulated depreciation and
                     amortization                          (1,921)       (3,334)
                                                 ----------------- -------------
           Property and equipment, net                   $  2,896      $  5,216
                                                 ================= =============


5.  RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

                                                               As of March 31,
                                                             2000           2001
                                                               (In Thousands)
                                                             -------------------

   Recourse equipment notes secured by related
   investments in leases with varying interest
   rates ranging from 6.9% to 7.9% in fiscal years
   2000 and 2001                                             $    637    $   479

   Recourse line of credit with a maximum balance
   of $65,000,000 bearing interest at the LIBOR rate
   plus 150 basis points, or, at the Company's option,
   prime less 1/2% expired December, 2000                      34,500        -0-

   Recourse line of credit with a maximum balance of $35,000,000 bearing interest at the LIBOR rate plus

   150 basis points for thirty day draws, or, at the
   Company's option, prime for overnight draws
   expiring April, 2004; 8.0% interest rate effective
   on balance as of March 31, 2001                                -0-      5,000

   Recourse line of credit with a maximum balance of
   $33,000,000 bearing interest at prime less .5%                 -0-        113

   Recourse equipment notes with varying interest rates
   ranging from 7.13% to 8.25%, secured by related
   investment in equipment                                        316        220

   Promissory notes with interest rate of 8% per terms
   and conditions of the Asset Purchase Agreement between
   ePlus Technology, inc and Daghigh Software Company, Inc.       500        -0-

   Recourse note payable secured by investment in
   leases with 11% interest payable monthly, and
   principal balance due October, 2006                          3,064      3,064
                                                            --------- ----------
   Total recourse obligations                                $ 39,017   $  8,876
                                                            ========= ==========

   Non-recourse equipment notes secured by related
   investments in leases  with interest rates ranging
   from 5.14% to 14.00% in fiscal years 2000 and 2001
                                                             $182,845   $157,960
                                                            ========== =========

Principal and interest payments on the recourse and non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and the Company. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against the Company.

Borrowings under the Company's $35 million line of credit are subject to certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. The borrowings are secured by the Company's assets such as leases, receivables, inventory, and equipment. Borrowings are limited to the Company's collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

Recourse and non-recourse notes payable as of March 31, 2001, mature as follows:

                                               Recourse Notes      Non-recourse
                                                   Payable        Notes Payable
                                                        (In Thousands)
                                           ------------------------------------

  Year ending March 31, 2002                    $   5,365        $  89,199
                        2003                          247           51,754
                        2004                          200           12,684
                        2005                            0            2,632
                        2006 and thereafter         3,064            1,691
                                              -------------- ----------------
                                                $   8,876        $ 157,960
                                              ============== ================


6.  RELATED PARTY TRANSACTIONS

The Company provided loans and advances to employees, the balances of which amounted to $94,693 and $66,082 as of March 31, 2000 and 2001, respectively. Such balances are to be repaid from commissions earned on successful sales or financing arrangements obtained on behalf of the Company, or via payroll deductions.

As of March 31, 2000 and 2001, the Company's other assets includes $99,219 and $97,349, respectively, payable to United Federal Leasing, which is owned in part by an individual related to a Company executive.

During the year ended March 31, 1999, the Company recognized remarketing fees of $216,828 from a company in which an employee/stockholder has a 45% ownership interest.

During the year ended March 31, 2000, the Company advanced money to an entity in which the Company owns a stock purchase warrant. As of March 31, 2000, the balance of advances to this entity was $816,506, and is included in notes receivable. During the year ended March 31, 2001, $420,711 of unpaid advances were converted into a common stock investment in a successor entity, and is included in other assets.

During the years ended March 31, 1999, 2000, and 2001, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest, that amounted to 42%, 11% and 5% of the Company's revenues, respectively. Revenue recognized from the sales was $81,089,883, $28,666,120 and $14,654,844, respectively. The basis for the equipment sold was $80,510,214, $28,033,282 and $14,254,197, respectively. Notes receivable as of March 31, 2000 includes $169,261 due from the joint venture. Other assets reflects the investment in the joint venture of $1,608,669 and $628,218, as of March 31, 2000 and 2001, respectively, accounted for using the cost method, and reflects an impairment of $1,085,000 recognized during the year ended March 31, 2001. The Company receives an origination fee on leased equipment sold to the joint venture. In addition, the Company recognized $301,708, $310,879 and $268,762 for the years ended March 31, 1999, 2000 and 2001 for accounting and administrative services provided to MLC/CLC LLC.

The Company leases certain office space from entities that are owned, in part, by executives of subsidiaries of the Company. During the years ended March 31, 1999, 2000, and 2001, rent expense paid to these related parties was $269,558, $228,000, and $248,849, respectively.

The Company is reimbursed for certain general and administrative expenses by a company owned, in part, by an executive of a subsidiary of the Company. The reimbursement totaled $25,500 for the year ended March 31, 1999.

7.  COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain office equipment for the conduct of its business. Rent expense relating to these operating leases was $629,456, $799,384, and $1,222,389 for the years ended March 31, 1999, 2000, and 2001, respectively. As of March 31, 2001, the future minimum lease payments are due as follows:


                                                (In Thousands)
                                                --------------
             Year Ending March 31,  2002             $   1,113
                                    2003                   951
                                    2004                   790
                                    2005                   379
                                                --------------
                                                     $   3,233
                                                ==============

8.  INCOME TAXES

A reconciliation of income taxes computed at the statutory federal income tax rate to the provision for income taxes included in the consolidated statements of earnings is as follows:


                                                 For the Year Ended March 31,
                                                1999          2000          2001
                                                      (In Thousands)
                                             -----------------------------------

   Statutory federal income tax rate                  34%         34%        34%
   Income tax expense computed at the
     statutory federal rate                     $  3,840    $  4,845   $  4,755
   State income tax expense,
     net of federal tax                              529         547        678
   Non-taxable interest income                       (16)        (21)       (15)
   Non-deductible expenses                           226         504        249
                                             ------------ ----------- ----------
   Provision for income taxes                   $  4,579    $  5,875   $  5,667
                                             ============ =========== ==========
   Effective income tax rate                       40.58%      41.23%     40.52%
                                             ============ =========== ==========


The components of the provision for income taxes are as follows:

                                           For the Year Ended March 31,
                                         1999           2000            2001
                                                   (In Thousands)
                                  ----------------------------------------------
       Current:
            Federal                      $  2,519      $   7,126        $  5,237
            State                             255          1,278           1,502
                                  --------------- -------------- ---------------
                                            2,774          8,404           6,739
                                  --------------- -------------- ---------------
       Deferred:
            Federal                      $  1,259      $ (2,080)        $  (762)
            State                             546          (449)           (310)
                                  --------------- -------------- ---------------
                                            1,805        (2,529)         (1,072)
                                  --------------- -------------- ---------------

                                         $  4,579      $   5,875        $  5,667
                                  =============== ============== ===============


The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows:

                                            For the Year Ended March 31,
                                         1999           2000            2001
                                                   (In Thousands)
                                     -------------------------------------------

       Alternative minimum tax          $ (1,307)       $  (161)       $   1,701
       Lease revenue recognition            3,083        (1,681)           (198)
       Other                                   29          (687)         (2,575)
                                     ------------ -------------- ---------------
                                        $  1,805       $ (2,529)       $ (1,072)
                                     ============ ============== ===============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of items comprising the Company's deferred tax asset (liability) consists of the following:

                                               For the Year Ended March 31,
                                            1999           2000           2001
                                                      (In Thousands)
                                         ---------------------------------------
       Alternative minimum tax             $  1,539       $  1,701     $       0
       Lease revenue recognition             (4,720)        (3,039)      (2,841)
       Allowance for doubtful
       accounts and credit reserves             282            314         2,377
       Other                                   (393)           262           774
                                         ------------- -------------- ----------
                                           $ (3,292)      $   (762)    $     310
                                         ============= ============== ==========

9.  NONCASH INVESTING AND FINANCING ACTIVITIES

The Company recognized a reduction in recourse and non-recourse notes payable (Note 5) associated with its direct finance and operating lease activities from payments made directly by customers to third-party lenders amounting to $10,733,555, $28,739,422 and $33,004,241 for the years ended March 31, 1999,
2000, and 2001, respectively. In addition, the Company realized a reduction in recourse and non-recourse notes payable from the sale of the associated assets and liabilities amounting to $10,231,793, $22,727,174 and $5,828,340 for the years ended March 31, 1999, 2000 and 2001, respectively.

10.  BENEFIT AND STOCK OPTION PLANS

The Company provides its employees with contributory 401(k) profit sharing plans. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Full vesting in the plans vary from after the fourth to the sixth consecutive year of plan participation. Employer contribution percentages are determined by the Company and are discretionary each year. The Company's expense for the plans was $104,617, $88,500 and $370,082 for the years ended March 31, 1999, 2000 and
2001, respectively.

The Company has established a stock incentive program (the "Master Stock Incentive Plan") to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees of the Company to participate in the ownership of the Company. The Master Stock Incentive Plan provides for awards to eligible directors, employees, and independent contractors of the Company, of a broad variety of stock-based compensation alternatives under a series of component plans. These component plans include tax advantaged incentive stock options for employees under the Incentive Stock Option Plan, formula length of service based nonqualified options to non-employee directors under the Outside Director Stock Plan, nonqualified stock options under the Nonqualified Stock Option Plan, a program for employee purchase of Common Stock of the Company at 85% of fair market value under a tax advantaged Employee Stock Purchase Plan approved by the Board of Directors and effective September 16, 1998, as well as other restrictive stock and performance based stock awards and programs which may be established by the Board of Directors. The aggregate number of shares reserved for grant under all plans that are a part of the Master Stock Incentive Plan represent a floating number equal to 20% of the issued and outstanding stock of the Company (after giving effect to pro forma assumed exercise of all outstanding options and purchase rights). The number that may be subject to options granted under the Incentive Stock Option Plan is also further capped at a maximum of 4,000,000 shares to comply with IRS requirements for a specified maximum. As of March 31, 2001 a total of 2,266,564 shares of common stock have been reserved for issuance upon exercise of options granted under the Plan, which encompasses the following component plans:

          a) the Incentive Stock Option Plan ("ISO Plan"), under which 1,486,830 options are outstanding or have been exercised as of March 31, 2001;

          b) the Nonqualified Stock Option Plan ("Nonqualified Plan"), under which 265,000 options are outstanding as of March 31, 2001;

          c) the Outside Director Stock Option Plan ("Outside Director Plan"), under which 63,507 are outstanding or have been exercised as of March 31, 2001;

          d) the Employee Stock Purchase Plan ("ESPP") under which 72,069 shares have been issued as of March 31, 2001.

The exercise price of options granted under the Master Stock Incentive Plan is equivalent to the fair market value of the Company's stock on the date of grant, or, in the case of the ESPP, not less than 85% of the lowest fair market value of the Company's stock during the purchase period, which is generally six months. Options granted under the plan have various vesting schedules with vesting periods ranging from one to five years. The weighted average fair value of options granted during the years ended March 31, 1999, 2000 and 2001 was $3.69, $5.50 and $9.86 per share, respectively.

A summary of stock option activity during the three years ended March 31, 2001 is as follows:


                                                                                       Weighted
                                                                    Exercise            Average
                                           Number of Shares        Price Range       Exercise Price
                                         ---------------------- ------------------ ------------------
      Outstanding, April 1, 1998                     611,900             -                   -
      Options granted                                275,507       $7.25 - $13.63         $ 9.89
      Options exercised                              (10,500)          $8.75              $ 8.75
      Options forfeited                              (97,000)      $8.75 - $13.50         $12.57
                                         ----------------------
      Outstanding, March 31, 1999                    779,907
                                         ======================
      Exercisable, March 31, 1999                    326,566
                                         ======================

      Outstanding, April 1, 1999                     779,907            -                   -
      Options granted                                576,400       $7.75 - $21.25         $ 8.08
      Options exercised                              (61,044)      $7.25 - $12.25         $10.84
      Options forfeited                              (29,318)      $8.75 - $13.00         $ 9.28
                                         ----------------------
      Outstanding, March 31, 2000                  1,265,945
                                         ======================

      Exercisable, March 31, 2000                    448,513
                                         ======================

      Outstanding, April 1, 2000                    1,265,945            -                   -
      Options granted                                 578,806      $7.75 - $17.38          $13.09
      Options exercised                               (37,685)     $7.25 - $13.00          $ 7.96
      Options forfeited                               (90,781)     $7.25 - $17.38          $12.69
                                         ----------------------

      Outstanding, March 31, 2001                   1,716,285
                                         ======================

      Exercisable, March 31, 2001                   1,000,765
                                         ======================



Additional information regarding options outstanding as of March 31, 2001 is as follows:

                Options Outstanding                      Options Exercisable
--------------------------------------------------  ----------------------------
                Weighted Average
  Number           Remaining       Weighted Average    Number   Weighted Average
  Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
--------------------------------------------------------------------------------
  1,716,285        8.0 years           $10.00        1,000,765        $9.02

Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement gave the Company the option of either

(1) continuing to account for stock-based employee compensation plans in accordance with the guidelines established by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" while providing the disclosures required under SFAS No. 123, or (2) adopting SFAS No. 123 accounting for all employee and non-employee stock compensation arrangements. The Company opted to continue to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. The following table summarizes the pro forma disclosures required by SFAS No. 123 assuming the Company had adopted the fair value method for stock-based awards to employees as of the beginning of fiscal year 1999:

                                                Year Ended March 31,
                                        1999            2000            2001
                                        ----            ----            ----

   Net earnings, as reported          $ 6,716,467    $ 8,375,368     $ 8,318,200
   Net earnings, pro forma            $ 5,687,667    $ 6,861,442     $ 5,877,713

   Basic earnings per share,
      as reported                     $    0.99      $    1.09       $      0.86
   Basic earnings per share,
      pro forma                       $    0.84      $    0.89       $      0.61

   Diluted earnings per share,
      as reported                     $    0.98      $    0.91       $      0.80
    Diluted earnings per share,
      pro forma                       $    0.83      $    0.75       $      0.57

Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option pricing models that require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                         For the Year Ended March 31,
                                                       1999        2000          2001
                                                       ----        ----          ----
    Options granted under the Incentive Stock
         Option Plan:
              Expected life of option                5 years      5 years       5 years
              Expected stock price volatility         37.02%      80.67%        97.867%
              Expected dividend yield                   0%          0%            0%
              Risk-free interest rate                 5.46%        5.95%         5.52%

    Options granted under the Nonqualified
         Stock Option Plan:
              Expected life of option                5 years         -             -
              Expected stock price volatility         37.02%         -             -
              Expected dividend yield                   0%           -             -
              Risk-free interest rate                   -            -             -

    Options granted under the Outside Director
         Stock Option Plan:
              Expected life of option                8 years         -             -
              Expected stock price volatility         37.02%         -             -
              Expected dividend yield                   0%           -             -
              Risk-free interest rate                 4.95%          -             -

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                     As of March 31, 2000   As of March 31, 2001
                                     Carrying   Fair        Carrying   Fair
                                      Amount    Value       Amount     Value
                                                 (In Thousands)
                                     -------------------------------------------
      Assets:
        Cash and cash equivalents     $21,910   $21,910     $24,534   $24,534

      Liabilities:
        Non-recourse notes payable    182,845   177,954    157,960    157,756
        Recourse notes payable         39,017    39,024      8,876      8,876

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

                                                       (Unaudited)
                                                For the Year Ended March 31,
                                                   1999            2000
                                           (In thousands, except per share data)
                                             -----------------------------------
  Total Revenues                                $244,319        $280,732
  Net Earnings                                     7,509           7,977
  Net Earnings per Common Share - Basic             1.05            1.04
  Net Earnings per Common Share - Diluted           1.04            0.87

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

On May 25, 2000 the Company issued a purchase warrant to an outside business partner. The warrant allowed the holder to purchase 50,000 shares of the Company's common stock at a price of $18.75 per share. The purchase warrant agreement was terminated on April 20, 2001 due to insolvency of the business partner.

14.  SEGMENT REPORTING

The Company manages its business segments on the basis of the products and services offered. The Company's reportable segments consist of its traditional financing and technology business units (previously known as the lease financing and value added re-selling segments), as well as its electronic commerce ("e-commerce") business unit (created in fiscal year 2000). The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The technology business unit sells information technology equipment and related services primarily to corporate customers in the eastern United States. The e-commerce business unit provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The Company evaluates segment performance on the basis of segment net earnings.

Sales of equipment for the e-commerce business unit represents customer equipment purchases executed through Procure+, an element of the Company's e-commerce business solution. The amounts charged for using Procure+ are presented as ePlusSuite revenues in the consolidated statements of earnings. The e-commerce business unit's assets consist primarily of capitalized software costs.

The accounting policies of the segments are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies." Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.



                                        Financing     Technology     e-commerce
                                        Business       Business       Business
                                          Unit           Unit           Unit          Total
                                      -----------------------------------------------------------
                                                           (In Thousands)

Twelve months ended March 31, 1999
Sales of equipment                      $ 2,427,196   $ 81,089,058   $         -   $ 83,516,254
Sales of leased equipment                84,378,800              -             -     84,378,800
Lease revenues                           20,610,542              -             -     20,610,542
Fee and other income                      2,945,225      2,519,017             -      5,464,242
                                      -----------------------------------------------------------
    Total Revenues                      110,361,763     83,608,075             -    193,969,838
Cost of sales                            85,124,386     69,511,814             -    154,636,200
Direct lease costs                        6,183,562              -             -      6,183,562
Selling, general and administrative
  expenses                                7,038,094     11,215,542             -     18,253,636
                                      -----------------------------------------------------------
Segment earnings                         12,015,721      2,880,719             -     14,896,440
Interest expense                          3,367,149        234,199             -      3,601,348
                                      -----------------------------------------------------------
    Earnings before income taxes          8,648,572      2,646,520             -     11,295,092
                                      ===========================================================
Assets                                $ 127,784,876   $ 26,573,722   $         -  $ 154,358,598



                                        Financing     Technology     e-commerce
                                        Business       Business       Business
                                          Unit           Unit           Unit          Total
                                      -----------------------------------------------------------
                                                          (In Thousands)
Twelve months ended March 31, 2000
Sales of equipment                    $   2,103,603   $156,735,622    $ 7,412,953  $ 166,252,178
Sales of leased equipment                57,360,366              -              -     57,360,366
Lease revenues                           31,374,244              -              -     31,374,244
Fee and other income                      1,365,675      7,005,440              -      8,371,115
ePlusSuiteSM revenues                             -              -      1,375,901      1,375,901
                                      -----------------------------------------------------------
    Total Revenues                       92,203,888    163,741,062      8,788,854    264,733,804
Cost of sales                            56,796,063    139,431,514      6,435,776    202,663,353
Direct lease costs                        8,025,343              -              -      8,025,343
Selling, general and administrative
  expenses                               11,643,013     16,052,509        709,342     28,404,864
                                      -----------------------------------------------------------
Segment earnings                         15,739,469      8,257,039      1,643,736     25,640,244
Interest expense                         11,016,120        373,562              -     11,389,682
                                      -----------------------------------------------------------
     Earnings before income taxes         4,723,349      7,883,477      1,643,736     14,250,562
                                      ===========================================================
 Assets                               $ 295,161,280   $ 49,644,139      $ 529,329  $ 345,334,748

Twelve months ended March 31, 2001
Sales of equipment                    $     777,780   $161,655,436    $53,749,965  $ 216,183,181
Sales of leased equipment                34,031,381              -              -     34,031,381
Lease revenues                           42,693,839              -              -     42,693,839
Fee and other income                      2,617,872      5,374,880              -      7,992,752
ePlusSuite revenues                               -              -      5,684,743      5,684,743
                                      -----------------------------------------------------------
   Total Revenues                        80,120,872    167,030,316     59,434,708    306,585,896
Cost of sales                            34,411,304    135,680,709     45,711,075    215,803,088
Direct lease costs                       16,534,992              -              -     16,534,992
Selling, general and administrative
  expenses                               15,962,177     18,436,961     10,340,956     44,740,094
                                      -----------------------------------------------------------
Segment earnings                         13,212,399     12,912,646      3,382,677     29,507,722
Interest expense                         15,242,395        280,502              -     15,522,897
                                      -----------------------------------------------------------
  (Loss) earnings before income taxes    (2,029,996)    12,632,144      3,382,677     13,984,825
                                      ===========================================================
 Assets                               $ 256,206,592   $ 52,746,069    $ 1,914,815  $ 310,867,476


15.  SUBSEQUENT EVENT

On May 15, 2001, we purchased the assets of ProcureNet, Inc. for approximately $5.9 million, consisting of $1 million that was paid in cash, the issuance of 422,833 shares of unregistered common stock, and the assumption of certain liabilities. Two new subsidiaries, ePlus Systems, inc. and ePlus Content Services, inc. were created as part of the acquisition.

16.  QUARTERLY DATA - UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts). Adjustments reflect the results of operations of business combinations accounted for under the pooling of interests method and the reclassification of certain prior period amounts to conform to current period presentation.


                                                First Quarter                           Second Quarter
                                      Previously               Adjusted       Previously             Adjusted
                                       Reported   Adjustments   Amount         Reported   Adjustments Amount
                                 ------------------------------------  ------------------------------------

Year Ended March 31, 2000
Sales                                    $ 47,562   $ (408)     $ 47,154       $ 52,621 $ (1,143)     $ 51,478
Total Revenues                             54,363     (408)       53,955         61,192   (1,143)       60,049
Cost of Sales                              43,925     (408)       43,517         47,778   (1,143)       46,635
Total Costs and Expenses                   51,859     (408)       51,451         57,710   (1,143)       56,567
Earnings before provision for
  income taxes                              2,504        -         2,504          3,482        -         3,482
Provision for income taxes                  1,002        -         1,002          1,393        -         1,393
Net earnings                                1,502        -         1,502          2,089        -         2,089
                                       =================================    ====================================
Net earnings per common share-Basic(1)   $ $ 0.20                 $ 0.20         $ 0.28                 $ 0.28
                                       ==================================   ====================================

Year Ended March 31, 2001
Sales                                    $ 72,112      $ -      $ 72,112       $ 64,734      $ -      $ 64,734
Total Revenues                             83,613        -        83,613         77,752        -        77,752
Cost of Sales                              63,738        -        63,738         56,771        -        56,771
Total Costs and Expenses                   79,472        -        79,472         74,348        -        74,348
Earnings before provision for income
  taxes                                     4,141        -         4,141          3,404        -         3,404
Provision for income taxes                  1,657        -         1,657          1,381        -         1,381
Net earnings                                2,484        -         2,484          2,023        -         2,023
                                        =================================    ====================================
Net earnings per common share-Basic (1)  $   0.26                $  0.26       $   0.21                $  0.21
                                        =================================    ====================================

                                                 Third Quarter                           Fourth Quarter
                                       Previously                Adjusted      Previously               Adjusted
                                        Reported   Adjustments    Amount        Reported   Adjustments  Amount
                                        ---------------------------------    -----------------------------------

Year Ended March 31, 2000
Sales                                    $ 63,549 $ (1,977)     $ 61,572       $ 63,409      $ -      $ 63,409
Total Revenues                             76,240   (1,977)       74,263         76,460        -        76,460
Cost of Sales                              57,625   (1,977)       55,648         56,860        -        56,860
Total Costs and Expenses                   72,289   (1,977)       70,312         72,146        -        72,146
Earnings before provision for income
  taxes                                     3,951        -         3,951          4,314        -         4,314
Provision for income taxes                  1,580        -         1,580          1,901        -         1,901
Net earnings                                2,371        -         2,371          2,413        -         2,413
                                        =================================  ====================================
Net earnings per common share-Basic (1)  $   0.30               $   0.30       $   0.30               $   0.30
                                        =================================  ====================================

Year Ended March 31, 2001
Sales                                    $ 59,351      $ -      $ 59,351       $ 54,018      $ -      $ 54,018
Total Revenues                             73,675        -        73,675         71,546        -        71,546
Cost of Sales                              49,164        -        49,164         46,130        -        46,130
Total Costs and Expenses                   70,703        -        70,703         68,078        -        68,078
Earnings before provision for income
  taxes                                     2,972        -         2,972          3,468        -         3,468
Provision for income taxes                  1,243        -         1,243          1,387        -         1,387
Net earnings                                1,729        -         1,729          2,081        -         2,081
                                       ==================================  ====================================
Net earnings per common share-Basic (1)  $   0.18                $  0.18       $   0.21               $   0.21
                                       ==================================  ====================================

(1) The sum of quarterly amounts does not equal the annual amount due to quarterly calculations being based on varying weighted average shares outstanding.


SCHEDULE II


                           ePlus inc. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
             For the three years ended March 31, 1999, 2000 and 2001
                                 (In Thousands)



                                                        Column C - Additions
                                          Column B         (1)          (2)                       Column E
                                         Balance at      Charged      Charged                    Balance at
                                         beginning       to costs     to other     Column D        end of
        Column A - Description           of period     and expenses   accounts    Deductions       period
        ----------------------           ---------     ------------   --------    ----------     ----------

2001 Allowance for doubtful accounts
and credit losses                        $  2,659      $   1,989      $    0       $   369       $  4,279


2000 Allowance for doubtful accounts
and credit losses                        $    728      $     733      $  1,731     $   533       $  2,659

1999 Allowance for doubtful accounts
and credit losses                        $    142      $     811      $     75     $   300       $    728

