Form 10-Q
period 2001-06-30
EPLUS INC
filed 2001-08-14
CIK 1022408

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ [ X ] _____ No [ ____ ]


The number of shares of Common Stock outstanding as of August 12, 2001, was 10,159,964


                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:
                  Condensed Consolidated Balance Sheets as of March 31, 2001
                  and June 30, 2001
                                                                                      2
                  Condensed Consolidated Statements of Earnings, Three Months
                  Ended June 30, 2000 and 2001                                        3

                  Condensed Consolidated Statements of Cash Flows, Three Months
                  Ended June 30, 2000 and 2001                                        4

                  Notes to Condensed Consolidated Financial Statements                5

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                             9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Part II. Other Information:

         Item 1.  Legal Proceedings                                                   21

         Item 2.  Changes in Securities and Use of Proceeds                           21

         Item 3.  Defaults Upon Senior Securities                                     21

         Item 4.  Submission of Matters to a Vote of Security Holders                 21

         Item 5.  Other Information                                                   21

         Item 6.  Exhibits and Reports on Form 8-K                                    21

Signatures                                                                            22






       ePlus inc. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED BALANCE SHEETS
       (UNAUDITED)

                                                                As of March 31, 2001     As of June 30, 2001
                                                               ---------------------------------------------------
       ASSETS

       Cash and cash equivalents                                      $   24,534,183           $  34,677,637
       Accounts receivable, net of allowance for doubtful
            accounts of $1,392,297 and $1,280,133 as of
            March 31, 2001 and June 30, 2001, respectively                57,627,231              40,481,997
       Notes receivable                                                    1,862,488                 667,245
       Employee advances                                                      66,082                  80,903
       Inventories                                                         2,651,087               1,898,696
       Investment in direct financing and sales-type leases - net        198,563,222             192,746,010
       Investment in operating lease equipment - net                       4,282,985               4,268,550
       Property and equipment - net                                        5,216,123               6,901,211
       Deferred tax asset                                                    310,476                 310,476
       Goodwill - net                                                     11,801,657              17,445,572
       Other assets                                                        3,951,942               3,493,543
                                                               ----------------------------------------------
       TOTAL ASSETS                                                    $ 310,867,476           $ 302,971,840
                                                               ==============================================

       LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES
       Accounts payable - equipment                                    $  11,617,292           $   6,697,432
       Accounts payable - trade                                           18,925,939              21,329,352
       Salaries and commissions payable                                    1,292,722                 815,979
       Accrued expenses and other liabilities                             18,961,096              15,716,078
       Income taxes payable                                                1,327,591               1,770,711
       Recourse notes payable                                              8,875,595               3,723,033
       Nonrecourse notes payable                                         157,959,706             154,937,089
                                                               ---------------------------------------------
       Total Liabilities                                                 218,959,941             204,989,674

       COMMITMENTS AND CONTINGENCIES                                               -                       -

       STOCKHOLDERS' EQUITY

       Preferred stock, $.01 par value; 2,000,000 shares authorized;
          none issued or outstanding                                               -                       -
       Common stock, $.01 par value; 50,000,000 shares authorized;
          9,730,154 and 10,159,964 issued and outstanding
          at March 31, 2001 and June 30, 2001, respectively                   97,301                 101,599
       Additional paid-in capital                                         56,376,934              60,308,301
       Retained earnings                                                  35,433,300              37,572,266
                                                               ---------------------------------------------
       Total Stockholders' Equity                                         91,907,535              97,982,166
                                                               ---------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 310,867,476           $ 302,971,840
                                                               =================================================

       See Notes to Condensed Consolidated Financial Statements.




ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                               Three Months Ended
                                                                    June 30,
                                                          2000                    2001
                                                 ------------------------------------------------
REVENUES

Sales of equipment                                $           55,689,994    $         36,453,739
Sales of leased equipment                                     16,422,062                 452,108
                                                 ------------------------------------------------
                                                              72,112,056              36,905,847

Lease revenues                                                 8,554,985              10,792,055
e-Commerce revenues                                            1,116,439               1,202,668
Fee and other income                                           1,829,626               4,392,766
                                                 ------------------------------------------------
                                                              11,501,050              16,387,489

                                                 ------------------------------------------------
TOTAL REVENUES                                                83,613,106              53,293,336
                                                 ------------------------------------------------
COSTS AND EXPENSES

Cost of sales, equipment                                      47,734,206              31,351,389
Cost of sales, leased equipment                               16,003,734                 427,370
                                                 ------------------------------------------------
                                                              63,737,940              31,778,759

Direct lease costs                                             3,005,445               3,288,399
Professional and other fees                                      439,687                 720,524
Salaries and benefits                                          6,806,208               6,966,460
General and administrative expenses                            1,934,300               3,623,994
Interest and financing costs                                   3,547,999               3,350,257
                                                 ------------------------------------------------
                                                              15,733,639              17,949,634
                                                 ------------------------------------------------
TOTAL COSTS AND EXPENSES                                      79,471,579              49,728,393
                                                 ------------------------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                     4,141,527               3,564,943
                                                 ------------------------------------------------
PROVISION FOR INCOME TAXES                                     1,656,611               1,425,977
                                                 ------------------------------------------------
NET EARNINGS                                      $            2,484,916    $          2,138,966
                                                 ================================================
NET EARNINGS PER COMMON SHARE - BASIC             $                 0.26    $               0.22
                                                 ================================================
NET EARNINGS PER COMMON SHARE - DILUTED           $                 0.24    $               0.21
                                                 ================================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                    9,397,157               9,946,355
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                 10,263,498              10,138,328

See Notes to Condensed Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                  Three Months Ended
                                                                                       June 30,
                                                                                   2000               2001
                                                                            ----------------------------------
Cash Flows From Operating Activities:
     Net earnings                                                              $  2,484,916        $ 2,138,966
     Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
           Depreciation and amortization                                          2,341,617          1,274,207
           Provision for (recovery of) credit losses                                183,000            (28,155)
           Loss on sale of operating lease equipment                               (369,069)            (1,743)
           Adjustment of basis to fair market value of inventories
           and investments                                                          545,000          1,001,169
           Payments from lessees directly to lenders                             (2,898,496)          (113,473)
           Loss on disposal of property and equipment                                     -             12,420
           Changes in:
              Accounts receivable                                                (6,928,707)        16,224,951
              Other receivables                                                    (573,945)         1,355,951
              Employee advances                                                     (30,834)           (10,373)
              Inventories                                                          (484,381)           800,153
              Other assets                                                       (4,722,224)           111,149
              Accounts payable - equipment                                        4,467,606         (2,529,381)
              Accounts payable - trade                                             (148,801)          (356,279)
              Salaries and commissions payable, accrued
                 expenses and other liabilities                                  (4,758,450)        (4,620,631)
                                                                            -----------------------------------
                    Net cash (used) provided by operating activities            (10,892,768)        15,258,933
                                                                            -----------------------------------
Cash Flows From Investing Activities:
     Proceeds from sale of operating equipment                                      922,549                  -
     Purchases of operating lease equipment                                      (1,088,510)          (887,976)
     Increase in investment in direct financing and sales-type leases            (8,113,633)        (6,307,318)
     Purchases of property and equipment                                           (464,448)          (607,882)
     Cash used in acquisitions, net of cash acquired                                      -         (1,000,000)
     Increase in other assets                                                      (680,291)          (420,711)
                                                                            -----------------------------------
                 Net cash used in investing activities                           (9,424,333)        (9,223,887)
                                                                            -----------------------------------
Cash Flows From Financing Activities:
     Borrowings:
        Nonrecourse                                                               5,347,698         21,906,914
        Recourse                                                                  5,283,658                  -
     Repayments:
        Nonrecourse                                                              (8,029,475)       (12,832,837)
        Recourse                                                                   (183,931)              (830)
     Proceeds from issuance of capital stock, net of expenses                    26,085,953             62,445
     Issuance of common stock purchase warrants                                     225,000                  -
     Net payments on lines of credit                                            (19,533,783)        (5,027,284)
                                                                            -----------------------------------
                 Net cash provided by financing activities                        9,195,120          4,108,408
                                                                            -----------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                            (11,121,981)        10,143,453

Cash and Cash Equivalents, Beginning of Period                                   21,909,784         24,534,183
                                                                            -----------------------------------
Cash and Cash Equivalents, End of Period                                       $ 10,787,803       $ 34,677,637
                                                                            ===================================
Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                    $    238,074       $    125,084
                                                                            ===================================
     Cash paid for income taxes                                                $  1,578,993       $    982,344
                                                                            ===================================
Schedule of Non-Cash Investing and Financing Activities
     Common stock issued for assets in acquisition, 422,833 shares
     at 9.16 per share                                                         $          -       $  3,873,150
     Liabilities assumed in acquisition                                                   -          1,370,512

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

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2001 (the "Company's 2001 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.


2.  INVESTMENT IN DIRECT FINANCING AND SALES TYPE LEASES

The Company's investment in direct financing and sales type leases consists of the following components:


                                                                   March 31,          June 30,
                                                                      2001              2001
                                                                          (In Thousands)
                                                                -----------------------------------

           Minimum lease payments                                     $  191,792  $       185,382
           Estimated unguaranteed residual value                          29,231           29,462
           Initial direct costs, net of amortization (1)                   3,531            3,617
           Less:  Unearned lease income                                 (23,104)          (22,828)
                  Reserve for credit losses                              (2,887)           (2,887)
                                                                ----------------- -----------------
           Investment in direct financing and sales
               type leases, net                                        $ 198,563  $       192,746
                                                                ================= =================

           (1) Initial direct costs are shown net of amortization of $5,014 and $5,447 at March
               31, 2001 and June 30, 2001, respectively.


3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:



                                                                   March 31,          June 30,
                                                                      2001              2001
                                                                          (In Thousands)
                                                                ------------------------------------

           Cost of equipment under operating leases              $      20,589  $       19,694
           Initial direct costs                                             15              15
           Less:  Accumulated depreciation and
                     amortization                                      (16,321)        (15,440)
                                                                ----------------- ------------------
             Investment in operating lease equipment, net        $       4,283  $        4,269
                                                                ================= ==================



4.  BUSINESS COMBINATION

On May 15, 2001, the Company purchased certain assets and assumed certain liabilities of ProcureNet, Inc. The primary software assets acquired were OneSource, a comprehensive e-procurement software solution, MarketBuilder, a marketplace software solution, Common Language Generator software that is used for electronic catalogue cleaning and enrichment, several registered and applied for patents, trademarks and copyrights. The total consideration was approximately $5.9 million, which included $1 million in cash, 422,833 shares of unregistered common stock valued at $9.16 per share, and the remainder was the assumption of certain liabilities. The acquisition was accounted for as a purchase, and the assets were placed in two new wholly-owned subsidiaries: ePlus Systems, inc. and ePlus Content Services, inc. The impact of pro-forma financial information as if the acquisition had occurred at the beginning of the periods presented is not material.


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

On April 17, 2000 the Company completed a secondary offering of 1,000,000 shares of its common stock at a price of $28.50 per share. Net proceeds to the Company were $25,936,388.

On May 25, 2000, the Company issued a common stock purchase warrant to a business partner which allows the holder to purchase up to 50,000 shares of the Company's common stock at a price of $18.75 per share over a two year period beginning July 1, 2000. The purchase warrant agreement was terminated on April 20, 2001, due to the insolvency of the business partner.

6.  SEGMENT REPORTING

The Company manages its business segments on the basis of the products and services offered. The Company's reportable segments consist of its traditional financing and technology business units and its electronic commerce ("e-commerce") business unit. The financing business unit offers lease financing solutions to corporations and governmental entities nationwide. The technology business unit sells information technology equipment and related services primarily to corporate customers in the eastern United States. The e-commerce business unit provides Internet-based business-to-business supply chain management solutions, including e-procurement software licensing and hosted services, electronic marketplaces, outsourced business services, fixed asset management software and services, and electronic catalog and content processing. The Company evaluates segment performance on the basis of segment net earnings.

Sales of equipment for the e-commerce business unit represent customer equipment purchases executed through Procure+, an element of the Company's e-commerce business solution. The amounts charged for using Procure+ are presented as e-commerce revenues in the statement of earnings. The e-commerce business unit's assets consist primarily of capitalized software costs, the e-commerce software assets acquired from ProcureNet, Inc. (see note 4) and goodwill.

The accounting policies of the financing and technology business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies" in the Company's 2001 Form 10-K. Corporate overhead expenses are allocated to the three segments on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.


                                              Financing        Technology       e-Commerce
                                               Business         Business         Business
                                                 Unit             Unit             Unit             Total
                                           ---------------------------------------------------------------------
Three months ended June 30, 2000
Sales                                          $ 18,004,373     $ 44,309,912      $ 9,797,771      $ 72,112,056
Lease revenues                                    8,554,985                -                -         8,554,985
e-Commerce revenues                                       -                -        1,116,439         1,116,439
Fee and other income                                443,741        1,385,885                -         1,829,626
                                           ---------------------------------------------------------------------
     Total revenues                              27,003,099       45,695,797       10,914,210        83,613,106
Cost of sales                                    16,747,470       38,482,897        8,507,573        63,737,940
Direct lease costs                                3,005,445                -                -         3,005,445
Selling, general and administrative                                                                           -
  expenses                                        3,419,948        4,335,400        1,424,847         9,180,195
                                           ---------------------------------------------------------------------
Segment earnings                                  3,830,236        2,877,500          981,790         7,689,526
Interest expense                                  3,471,468           76,531                -         3,547,999
                                           ---------------------------------------------------------------------
     Earnings before income taxes                   358,768        2,800,969          981,790         4,141,527
                                           =====================================================================
Assets                                        $ 294,379,247     $ 50,838,888        $ 718,763     $ 345,936,898

Three months ended June 30, 2001
Sales                                             $ 506,737     $ 27,564,050      $ 8,835,060      $ 36,905,847
Lease revenues                                   10,792,055                -                -        10,792,055
e-Commerce revenues                                       -                -        1,202,668         1,202,668
Fee and other income                              3,261,854        1,130,912                -         4,392,766
                                           ---------------------------------------------------------------------
     Total revenues                              14,560,646       28,694,962       10,037,728        53,293,336
Cost of sales                                       938,367       23,329,724        7,510,668        31,778,759
Direct lease costs                                3,288,399                -                -         3,288,399
Selling, general and administrative
  expenses                                        3,250,116        4,367,503        3,693,359        11,310,978
                                           ---------------------------------------------------------------------
Segment earnings                                  7,083,764          997,735       (1,166,298)       6,915,200
Interest expense                                  3,331,325           18,932                -        3,350,257
                                           ---------------------------------------------------------------------
     Earnings (Loss) before income taxes          3,752,439          978,803       (1,166,298)       3,564,943
                                           =====================================================================
Assets                                        $ 245,872,501     $ 49,443,865      $ 7,655,474    $ 302,971,840


7.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains and losses depends on the intended use of the derivative and its resulting designation. Effective April 1, 2001, the Company adopted SFAS No. 133, as amended. The adoption did not have a material impact on the Company's consolidated financial statements.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, the Company adopted SFAS No. 141 which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company has adopted SFAS No. 142 retroactive to April 1, 2001, as permitted. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

SFAS No. 142 requires the Company to perform a transitional assessment of whether there is an indication that the goodwill is impaired as of the date of adoption. The Company will then have a transition period from the date of adoption to determine the fair value of each reporting unit and if goodwill has been impaired. Any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. The Company will also be required to review its other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments.

As of June 30, 2001, the Company had goodwill, net of accumulated amortization, of $17,445,572 which would be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill was $0 and $173,041, before income taxes, for the three month periods ended June 30, 2001 and 2000.

The following pro forma information presents the Company's net income, as adjusted for the elimination of amortization of goodwill as set forth in SFAS No. 142:

                                                          Three Months Ended
                                                             June 30, 2000
                                                          --------------------

           Net income, as reported                           $     2,484,916
           Amortization of goodwill, net                             103,824
                                                          -------------------
           Pro forma net income                              $     2,588,740
                                                          ====================
           Pro forma net income per share, basic             $           .28
                                                          ====================
           Pro forma net income per share, diluted           $           .25
                                                          ====================


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this report, and the Company's 2001 Form 10-K.

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

In November 1999, we introduced ePlusSuite, a comprehensive business-to-business electronic commerce supply chain management solution for information technology and other operating resources. We currently derive the majority of our revenue from sales and financing of information technology and other assets. The introduction of ePlusSuite reflects our transition to a business-to-business electronic commerce solutions provider from our historical sales and financing business. Our long term strategy is to provide an outsourced business solution for our customers for the requisition, fulfillment, financing and management of their indirect goods and services. We offer customers a choice of Internet products with either an in-house basis or a remotely-hosted solution, which can reduce the up-front costs for customers, facilitate a quick adoption, and eliminate the need for customers to maintain and update software. Our e-commerce service and software products, asset management services, technology sales and financing constitute the majority of our current offerings to our customer base. Concurrently, our financial strategy is to minimize the risk on our balance sheet by outsourcing lease and other financing to third-party financial institutions using non-recourse debt whenever possible.

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

In the near term, as we implement our electronic commerce business strategy, we will continue to derive most of our revenues from our traditional businesses. Our electronic commerce revenues are derived primarily from amounts charged to customers with respect to procurement activity executed through Procure(+), amounts charged to customers for the Manage(+) service and fees from sales, subscriptions and fees of our e-commerce software or service products. With the acquisition of the technology assets from ProcureNet, Inc. in May, 2001, we broadened our software offerings to include licensed e-procurement and e-marketplace software, and content cleaning and enrichment services that are fee-based services.

We expect to incur substantial increases in the near term in our sales and marketing, research and development, and general and administrative expenses. In particular, we expect to expand the marketing of our electronic commerce business solution and increase spending on advertising and marketing. To implement this strategy, we have hired and plan to add top level sales personnel that are available due to the current market conditions and open new sales offices. We also plan to hire additional technical personnel and third parties to assist in the implementation and upgrade of ePlusSuite and to develop complementary electronic commerce business solutions. As a result of these increases in expenses, we expect to incur significant losses in our e-commerce business that may, in the near term, have a material adverse effect on operating results for the Company as a whole.

To the extent the Company successfully implements and expands its marketplace strategy, management currently expects total assets and total liabilities to increase in the near term as necessary to meet the requirements of our customers.

As a result of the foregoing, the Company's historical results of operations and financial position may not be indicative of its future performance over time. However, the Company's results of operations and financial position will continue to primarily reflect its traditional sales and financing businesses for at least the next twelve months.

Selected Accounting Policies

Amounts charged for Procure+ services are recognized as services are rendered. Amounts charged for the Manage+ service are recognized on a straight-line basis over the period the services are to be provided.

The manner in which lease finance transactions are characterized and reported for accounting purposes has a major impact upon reported revenue and net earnings. Lease accounting methods significant to our business are discussed below.

We classify our lease transactions, as required by SFAS No. 13, Accounting for Leases, as: (1) direct financing; (2) sales type; or (3) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

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

Sales-type leases include a dealer profit or loss that is recorded by the lessor at the inception of the lease. The dealer's profit or loss represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. The equipment subject to such leases may be obtained in the secondary marketplace, but most frequently is the result of re-leasing our own portfolio. This profit or loss that is recognized at lease inception is included in net margin on sales-type leases. For equipment sold through our technology business unit subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included as part of our lease revenues.

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

We evaluate residual values on an ongoing basis and record any required changes in accordance with SFAS No. 13. Residual values are affected by equipment supply and demand and by new product announcements and price changes by manufacturers. In accordance with generally accepted accounting principles, residual value estimates are adjusted downward when such assets are impaired.

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

Other Sources of Revenue. Amounts recorded as e-commerce revenues in the electronic commerce business unit include: (1) fees charged for the Procure(+) service which are recognized ratably over the life of the contract, and may be charged to the customer as a software license fee, a transaction fee based on the value of goods or services processed by the system, or a period subscription fee for a fixed term; (2) amounts charged for the Manage(+) service, which are recognized on a straight-line basis over the period the services are provided; and (3) charges for content processing, which are recognized when charged. These revenues are included in e-commerce revenues in our consolidated statement of earnings.

Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset such as escrow/prepayment income; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) interest and other miscellaneous income; and (5) fees for services provided by the technology services group. These revenues are included in fee and other income in our consolidated statements of earnings.


RESULTS OF OPERATIONS - Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 2001

Total revenues generated by the Company during the three-month period ended June 30, 2001 were $53,293,336 compared to revenues of $83,613,106 during the comparable period in the prior fiscal year, a decrease of 36.3%. The decrease is primarily the result of decreased sales of equipment and leased equipment, slightly offset by increases in lease revenues and fee and other income. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, decreased 48.8% to $36,905,847 during the three-month period ended June 30, 2001, as compared to $72,112,056 generated during the corresponding period in the prior fiscal year.

Sales of equipment are generated primarily through the Company's technology business unit subsidiaries and represented 98.8% and 77.2% of total sales revenue for the three months ended June 30, 2001 and 2000, respectively. Sales of equipment decreased 34.5% to $36,453,739 during the current period compared to $55,689,994 generated during the comparable period in the prior fiscal year. The decrease was a result of lower sales within the Company's existing customer base, rather than the loss of existing customers. The Company's management believes the decrease to be a result of a general economic slowdown affecting its customer base. The Company realized a gross margin on sales of equipment of 14.0% and 14.3% for the three-month periods ended June 30, 2001 and 2000, respectively. The Company's gross margin on sales of equipment is affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended June 30, 2001, sales of leased equipment decreased 97.2% to $452,108. During the three months ended June 30, 2001 and 2000, the Company recognized a gross margin of 5.5% and 2.5% on leased equipment sales of $452,108 and $16,422,062, respectively. The significant decrease in leased equipment sales reflects the reduced volume of lease equity that the Company sold to outside investors. Leases that are not equity sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125. Prior to May 2000, the majority of the Company's sales of leased equipment had historically been sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the three months ended June 30, 2001 and 2000, sales to MLC/CLC, LLC, accounted for 0.0% and 91.4% of sales of leased equipment, respectively. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, has discontinued their investment in new lease acquisitions effective May 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

The Company's lease revenues increased 26.1% to $10,792,055 for the three months ended June 30, 2001 compared with the corresponding period in the prior fiscal year. The increase is primarily the result of increased renewal rents on the Company's maturing lease portfolio.

For the three months ended June 30, 2001, fee and other income increased 140.1% over the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. The current period increase in fee and other income is attributable to an approximately $2.4 million rebate from one of the Company's equipment vendors. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 9.4% during the three-month period ended June 30, 2001 as compared to the same period in the prior fiscal year. The increase is primarily the result of a non-recurring, one-time write-off of the Company's remaining joint venture investment with MLC/CLC, LLC and increased lease depreciation, specifically renewal depreciation on the Company's matured lease portfolio.

The increase in professional and other fees of 63.9%, or $280,837, for the current period over the comparable period in the prior fiscal year, was primarily the result of expenses related to the Company's recently formed subsidiares, ePlus Systems, inc. and ePlus Content Services, inc.

Salaries and benefits expenses increased 2.4% during the three-month period ended June 30, 2001 over the same period in the prior year. The small increase is the result of additional expense related to the Company's recently formed subsidiaries, ePlus Systems, inc. and ePlus Content Services, inc., which is offset by reduced commission expenses in the Company's lease financing and technology sales units.

The Company's general and administrative expenses increased 87.4% to $3,623,994 during the three months ended June 30, 2001, as compared to the same period in the prior fiscal year. A portion of this increase is attributable to the non-recurring, one-time write-off of certain software assets and an equity investment held in a former business partner of the Company. In addition, the Company has experienced increased expenses related to the development and deployment of its e-commerce strategy.

Interest and financing costs incurred by the Company for the three months ended June 30, 2001 decreased 5.6% and relates to interest costs on the Company's indebtedness, both lease-specific and general working capital. Payments for interest costs on the majority of the Company's non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes decreased to $1,425,977 for the three months ended June 30, 2001 from $1,656,611 for the three months ended June 30, 2000, reflecting effective income tax rates of 40% for both periods.

The foregoing resulted in a 13.9% decrease in net earnings for the three-month period ended June 30, 2001 as compared to the same period in the prior fiscal year. Basic and fully diluted earnings per common share were $.22 and $.21 for the three months ended June 30, 2001, as compared to $.26 for basic and $.24 for fully diluted earnings for the three months ended June 30, 2000. Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2001 were 9,946,355 and 10,138,328, respectively. For the three months ended June 30, 2000, the basic and diluted weighted average shares outstanding were 9,397,157 and 10,263,498, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended June 30, 2001, the Company generated cash flows in operations of $15,258,933 and used cash flows from investing activities of $9,223,887. Cash flows generated by financing activities amounted to $4,108,408 during the same period. The net effect of these cash flows was a net increase in cash and cash equivalents of $10,143,454 during the three-month period. During the same period, the Company's total assets decreased $7,895,636, or 2.5%. On April 17, 2000 the Company completed a secondary offering of 1,000,000 shares of its common stock at a price of $28.50 per share. Net proceeds to the Company were $25,936,388. The cash balance at June 30, 2001 was $34,677,637 as compared to $24,534,183 at March 31, 2001.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. The Company has formal programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, recently the Company has regularly funded its leasing activities with Wachovia Bank and Trust, Citizens Leasing Corporation, GE Capital Corporation, National City Bank, Hitachi Leasing America, Fifth Third

Bank and Heller Financial, Inc., among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion. During the three-month period ending June 30, 2001, the Company's lease related non-recourse debt portfolio decreased 1.9% to $154,937,089.

Whenever possible and desirable, the Company arranges for equity investment financing which includes selling assets including the residual portions to third parties and financing the equity investment on a non-recourse basis. The Company generally retains customer control and operational services, and has minimal residual risk. The Company usually preserves the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed to return on its investment.

Through MLC/CLC, LLC, the Company had a joint venture agreement that had historically provided the equity investment financing for certain of the Company's transactions. Firstar Equipment Finance Company ("FEFCO"), formerly Cargill Leasing Corporation, is an unaffiliated investor which owns 95% of MLC/CLC, LLC. FEFCO's parent company, Firstar Corporation, is a $20 billion bank holding company that is publicly traded on the New York Stock Exchange under the symbol "FSR". This joint venture arrangement enabled the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment has historically been attributable to sales to MLC/CLC, LLC. (See "RESULTS OF OPERATIONS"). FEFCO has discontinued new lease acquisition transactions effective May 2000. We actively sell or finance our equity investment with Heller Financial, Inc., Fleet Business Credit Corporation and GE Capital Corporation, among others.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of June 30, 2001, the Company had $6,697,432 of unpaid equipment cost, as compared to $11,617,292 at March 31, 2001.

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

In addition, the Company had entered into pledge agreements to pledge the common stock of all wholly- owned subsidiaries. The interest rates charged under the facility were LIBOR plus 1.5% or Prime minus .5%, depending on the term of the borrowing. The facility expired on December 16, 2000. Effective December 15, 2000, the Company entered into a $20 million 364 day, committed, secured recourse facility through National City Bank. It had full recourse to the Company, and was secured by a blanket lien against all of the Company's assets. In addition, the Company entered into pledge agreements to pledge the common stock of all wholly-owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. The interest rates charged under the facility are LIBOR plus a margin ranging from 1.50% to 2.25% or Prime plus a margin ranging from 0% to
 .25%. The margin was determined by a matrix that was based on a ratio of the Company's total recourse funded debt to EBITDA (earnings before interest, tax, depreciation, and amortization) as determined under the facility.

Subsequently, on January 19, 2001, the $20 million National City credit facility was amended and increased to $35 million and the term was lengthened to 3 1/4 years. The new facility expires on April 17, 2004. In addition, Branch Banking and Trust Company ($10 million) and PNC Bank, N.A. ($5 million) were added to the facility and National City was appointed agent. The margin related to the LIBOR interest rate option was increased from 1.50% to 2.25% to 1.75% to 2.5%. As of March 31, 2001, the Company had an outstanding balance of $5 million on the National City Credit Facility. At June 30, 2001, the Company had no outstanding balance on the facility. The loss of this relationship could have a material adverse effect on our future results as we rely on this facility for daily working capital and liquidity for our leasing business.

In general, we use the National City facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The Company has a $3.1 million subordinated recourse note payable due to Centura Bank resulting from the acquisition of CLG, Inc. This note comes due in October, 2006 and has an 11% interest rate payable monthly.

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

In addition to the floor planning financing, ePlus Technology, inc. and ePlus Technology of NC, inc. have accounts receivable facilities through Deutsche Financial Services Corporation. Of the total $33 million dollar facility provided by Deutsche Financial Services Corporation, $26 million is for traditional inventory floor planning and $7 million is available for accounts receivable financing. The maximum available under the accounts receivable facilities for ePlus Technology, inc. and ePlus Technology of PA, inc. are $5 million and $2 million respectively and as of June 30, 2001 there was no outstanding balance on these account receivable facilities. As of June 30, 2001 the respective floor planning inventory agreement maximum credit limits and actual outstanding balances are as follows:


                                                                                          Balance at
                Entity                    Floor Plan Supplier         Credit Limit      June 30, 2001
   ------------------------------- -------------------------------- ---------------- -------------------

   ePlus Technology of NC, inc.    Deutsche Financial Services,     $3,500,000          $   958,449
                                   Inc.
                                   IBM Credit Corporation           $  250,000          $    99,574

   ePlus Technology of PA, inc.    Deutsche Financial Services,     $9,000,000          $ 5,194,030
                                   Inc.
                                   IBM Credit Corporation           $2,000,000          $ 1,709,144

   ePlus Technology, inc.          Deutsche Financial Services,     $13,500,000         $ 3,915,604
                                   Inc.





Until it was terminated on February 15, 2001, ePlus Technology of PA, inc. had a line of credit in place with PNC Bank, N.A. with a maximum loan limit of $2,500,000 and it was guaranteed by ePlus, inc. The facilities provided by Deutsche Financial Services Corporation for ePlus Technology of PA, inc. and ePlus Technology, inc. requires a separate guaranty of up to $4,900,000 and $2,000,000 respectively, by ePlus inc. The floor planning facility provided by IBM Credit Corporation to ePlus Technology of PA, inc. also requires a guaranty by ePlus inc. for the total balance outstanding.

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


INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the first quarter of the fiscal year.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and Duetsche facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and Deutsche facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. If the amount borrowed is not paid at the end of the rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of June 30, 2001, the aggregate fair value of our recourse borrowings approximated their carrying value.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 15, 2001, the Company issued to ProcureNet, Inc., 422,833 shares of common stock, valued at $9.16 per share, in connection with the purchase of certain assets and assumption of certain liabilities from ProcureNet. The issuance of these securities was made in reliance on an exemption from registration provided by Section 4(2) or Regulation D of the Securities Act, as amended, as a transaction by an issuer not involving any public offering. ProcureNet represented its intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transaction, and an appropriate legend was affixed to the share certificates issued in the transaction. ProcureNet had adequate access to information about ePlus through information made available to ProcureNet. ProcureNet was granted certain registration rights in connection with the transaction.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable


Item 5.  OTHER INFORMATION
         Not Applicable


Item 6(a)  Exhibits
         None

Item 6(b)  Reports on Form 8-K

Form 8-K dated April 16, 2001, and filed with the SEC on April 19, 2001, to report that the Company had issued a press release which indicated the Company expected to exceed Wall Street's consensus estimates for the fourth quarter of the year.

Form 8-K dated May 10, 2001, and filed with the SEC on May 18, 2001, to report that the Company had entered into, and subsequently consummated, an asset purchase agreement to purchase certain assets and assume certain liabilities of ProcureNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  ePlus inc.


                                  /s/ PHILLIP G. NORTON
                                  --------------------------------------------
                                  By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                  Date: August 14, 2001


                                  /s/ STEVEN J. MENCARINI
                                  --------------------------------------------
                                  By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                                  Date: August 14, 2001