Form 10-Q
period 2001-09-30
EPLUS INC
filed 2001-11-14
CIK 1022408

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from ____ to ____ .

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ [ X ] _____ No [ ____ ]


         The number of shares of Common Stock outstanding as of November 13, 2001, was 10,438,866.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed Consolidated Balance Sheets as of March 31, 2001 and
                  September 30, 2001                                                 2

                  Condensed Consolidated Statements of Earnings, Three Months
                  Ended September 30, 2000 and 2001                                  3

                  Condensed Consolidated Statements of Earnings, Six Months Ended
                  September 30, 2000 and 2001                                        4

                  Condensed Consolidated Statements of Cash Flows, Six Months
                  Ended September 30, 2000 and 2001                                  5

                  Notes to Condensed Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                           11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk        23

Part II. Other Information:

         Item 1.  Legal Proceedings                                                 24

         Item 2.  Changes in Securities and Use of Proceeds                         24

         Item 3.  Defaults Upon Senior Securities                                   24

         Item 4.  Submission of Matters to a Vote of Security Holders               24

         Item 5.  Other Information                                                 25

         Item 6.  Exhibits and Reports on Form 8-K                                  25

Signatures                                                                          26


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                As of March 31, 2001     As of September 30, 2001
                                                                                --------------------     ------------------------
ASSETS

Cash and cash equivalents                                                              $  24,534,183   $  33,254,082
Accounts receivable, net of allowance for doubtful
     accounts of $1,392,297 and $1,771,937 as of
     March 31, 2001 and September 30, 2001, respectively                                  57,627,231      44,464,413
Notes receivable                                                                           1,862,488         442,273
Employee advances                                                                             66,082         124,211
Inventories                                                                                2,651,087         747,461
Investment in direct financing and sales-type leases - net                               198,563,222     186,469,493
Investment in operating lease equipment - net                                              4,282,985       3,493,205
Property and equipment - net                                                               5,216,123       6,498,324
Deferred tax asset                                                                           310,476         310,476
Other assets                                                                               3,951,942       4,342,085
Goodwill - net                                                                            11,801,657      17,485,572
                                                                                          ----------      ----------
TOTAL ASSETS                                                                           $ 310,867,476   $ 297,631,595
                                                                                       =============   =============



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                                                           $   9,226,813   $   5,351,254
Accounts payable - trade                                                                  18,925,939      17,101,093
Salaries and commissions payable                                                           1,292,722         655,974
Accrued expenses and other liabilities                                                    21,351,575      17,883,593
Income taxes payable                                                                       1,327,591            --
Recourse notes payable                                                                     8,875,595       9,831,519
Nonrecourse notes payable                                                                157,959,706     146,706,168
                                                                                         -----------     -----------
Total Liabilities                                                                        218,959,941     197,529,601

COMMITMENTS AND CONTINGENCIES                                                                   --              --

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued or outstanding                                                                   --              --
Common stock, $.01 par value; 50,000,000 shares authorized;
   9,730,154 and 10,169,867 issued; 9,730,154 and
   10,163,867 outstanding at March 31, 2001 and
   September 30, 2001, respectively                                                           97,301         101,638
Additional paid-in capital                                                                56,376,934      60,273,520
Treasury stock, at cost, -0- and 6,000 shares, respectively                                    --           (42,865)
Retained earnings                                                                         35,433,300      39,769,701
                                                                                          ----------      ----------
Total Stockholders' Equity                                                                91,907,535     100,101,994
                                                                                          ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 310,867,476   $ 297,631,595
                                                                                       =============   =============


See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)


                                                                 Three months ended
                                                                   September 30,
                                                               2000              2001
                                                         -----------------------------------
REVENUES

Sales of equipment                                            $ 58,459,332     $ 30,666,864
Sales of leased equipment                                        6,274,502                -
                                                         -----------------------------------
                                                                64,733,834       30,666,864

Lease revenues                                                   9,935,773       12,008,725
Fee and other income                                             1,522,023        2,362,798
ePlusSuite revenues                                              1,559,986        2,107,560
                                                         -----------------------------------
                                                                13,017,782       16,479,083
                                                         -----------------------------------
TOTAL REVENUES                                                  77,751,616       47,145,947
                                                         -----------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                        50,676,051       25,845,889
Cost of sales, leased equipment                                  6,094,917                -
                                                         -----------------------------------
                                                                56,770,968       25,845,889

Direct lease costs                                               1,875,864        2,246,428
Professional and other fees                                      1,238,746          393,231
Salaries and benefits                                            7,671,528        7,930,886
General and administrative expenses                              3,007,157        3,599,512
Interest and financing costs                                     3,783,785        3,464,795
                                                         -----------------------------------
                                                                17,577,080       17,634,852
                                                         -----------------------------------
TOTAL COSTS AND EXPENSES                                        74,348,048       43,480,741

                                                        -----------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                       3,403,568        3,665,206

                                                         -----------------------------------
PROVISION FOR INCOME TAXES                                       1,380,398        1,466,082

                                                        -----------------------------------
NET EARNINGS                                                   $ 2,023,170      $ 2,199,124
                                                         ===================================

NET EARNINGS PER COMMON SHARE - BASIC                               $ 0.21           $ 0.22
                                                         ===================================
NET EARNINGS PER COMMON SHARE - DILUTED                             $ 0.19           $ 0.22
                                                         ===================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                      9,679,246       10,160,182
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                   10,433,732       10,226,148




See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                Six months ended
                                                                  September 30,
                                                              2000              2001
                                                        -----------------------------------
REVENUES

Sales of equipment                                          $ 113,226,778     $ 66,815,384
Sales of leased equipment                                      22,696,563          452,108
                                                        -----------------------------------
                                                              135,923,341       67,267,492

Lease revenues                                                 18,890,137       22,800,780
Fee and other income                                            3,354,336        7,063,949
ePlusSuite revenues                                             2,676,426        3,310,227
                                                        -----------------------------------
                                                               24,920,899       33,174,956

                                                        -----------------------------------
TOTAL REVENUES                                                160,844,240      100,442,448
                                                        -----------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                       97,857,411       57,196,879
Cost of sales, leased equipment                                22,098,652          427,370
                                                        -----------------------------------
                                                              119,956,063       57,624,249

Direct lease costs                                              4,910,124        5,534,816
Professional and other fees                                     1,679,103        1,123,338
Salaries and benefits                                          14,478,746       14,906,640
General and administrative expenses                             4,942,136        7,184,514
Interest and financing costs                                    7,331,783        6,838,344
                                                        -----------------------------------
                                                               33,341,892       35,587,652

                                                        -----------------------------------
TOTAL COSTS AND EXPENSES                                      153,297,955       93,211,901
                                                        -----------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                      7,546,285        7,230,547

                                                        -----------------------------------
PROVISION FOR INCOME TAXES                                      3,037,009        2,892,059
                                                        -----------------------------------

NET EARNINGS                                                  $ 4,509,276      $ 4,338,488
                                                        ===================================

NET EARNINGS PER COMMON SHARE - BASIC                              $ 0.47           $ 0.43
                                                        ===================================
NET EARNINGS PER COMMON SHARE - DILUTED                            $ 0.44           $ 0.43
                                                        ===================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                     9,538,973       10,056,233
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                  10,365,396       10,112,357




See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                                       Six Months Ended
                                                                                                        September 30,
                                                                                                      2000           2001
                                                                                                     --------------------
Cash Flows From Operating Activities:
     Net earnings                                                                            $  4,509,276    $  4,338,488
     Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
           Depreciation and amortization                                                        4,445,596       3,076,893
           Provision for credit losses                                                            483,000         (60,827)
           Gain on sale of operating lease equipment                                             (464,679)       (366,351)
           Adjustment of basis to fair market value of equipment and inventories                  502,760        1,001,169
           Payments from lessees directly to lenders - operating leases                        (5,773,718)       (216,837)
          Loss on disposal of property and equipment                                                  635          95,520
           Changes in:
              Accounts receivable                                                             (14,651,691)     13,616,865
              Other receivables                                                                   444,028       1,542,352
              Employee advances                                                                    57,454         (44,488)
              Inventories                                                                        (650,851)      1,951,385
              Other assets                                                                      6,432,879      (3,333,933)
              Accounts payable - equipment                                                     (2,730,306)     (3,875,559)
              Accounts payable - trade                                                          2,089,943      (3,290,099)
              Salaries and commissions payable, accrued
                 expenses and other liabilities                                                (5,397,454)     (4,447,046)
                                                                                               ----------      ----------
                    Net cash (used) provided by operating activities                           (10,703,128)      9,987,532
                                                                                              -----------       ---------

Cash Flows From Investing Activities:
     Proceeds from sale of operating equipment                                                    922,549           --
     Purchases of operating lease equipment                                                    (1,704,065)       (887,976)
     Increase in investment in direct financing and sales-type leases                          (9,859,156)    (11,075,163)
     Purchases of property and equipment                                                       (1,069,494)       (987,462)
     Cash used in acquisitions, net of cash acquired                                                 --        (1,000,000)
     Increase in other assets                                                                    (711,566)       (373,959)
                                                                                                 --------        --------
                  Net cash used in investing activities                                        (12,421,732)    (14,324,560)
                                                                                               -----------     -----------

Cash Flows From Financing Activities:
     Borrowings:
        Nonrecourse                                                                            42,403,117      38,150,598
        Recourse                                                                                7,724,975          32,639
     Repayments:
        Nonrecourse                                                                           (40,111,986)    (26,014,820)
        Recourse                                                                                 (186,378)        (69,045)
     Proceeds from issuance of capital stock, net of expenses                                  26,292,957          27,704
     Issuance of common stock purchase warrants                                                   253,125            --
     Purchase of treasury stock                                                                      --           (42,865)
     Net(repayment)proceeds (of) from lines of credit                                        (25,059,651)         972,716
                                                                                              -----------         -------
                 Net cash provided by financing activities                                     11,316,159      13,056,927
                                                                                               ----------      ----------

Net(Decrease)Increase in Cash and Cash Equivalents                                            (11,808,701)      8,719,899

Cash and Cash Equivalents, Beginning of Period                                                 21,909,784      24,534,183
                                                                                               ----------      ----------

Cash and Cash Equivalents, End of Period                                                     $ 10,101,083    $ 33,254,082
                                                                                             ============    ============

Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                                  $    423,852    $    257,276
                                                                                             ============    ============
     Cash paid for income taxes                                                              $  2,716,433    $  3,969,504
                                                                                             ------------    ------------



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


2.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following components:


                                                   March 31,       September 30,
                                                      2001              2001
                                                          (In Thousands)
                                                   -----------------------------


   Minimum lease payments                        $  191,792        $  178,000
   Estimated unguaranteed residual value             29,231            28,572
   Initial direct costs, net of amortization (1)      3,531             3,598
   Less:  Unearned lease income                    (23,104)          (20,814)
              Reserve for credit losses             (2,887)           (2,887)
                                                ------------------------------

   Investment in direct financing and sales-
       type leases, net                           $ 198,563        $ 186,469
                                                ============  =================

     (1) Initial direct costs are shown net of amortization of $5,014 and $5,906 at March 31, 2001 and September 30, 2001, respectively.




3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                     March 31,     September 30,
                                                      2001              2001
                                                           (In Thousands)
                                                   -----------------------------

    Cost of equipment under operating leases           $  20,589      $19,011
    Initial direct costs                                      15           15
    Less:  Accumulated depreciation and
              amortization                              (16,321)      (15,533)
                                                       ------------------------

    Investment in operating lease equipment, net        $  4,283     $  3,493
                                                       ========================



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

On May 25, 2000, the Company issued a common stock purchase warrant to a business partner which allowed the holder to purchase up to 50,000 shares of the

Company's common stock at a price of $18.75 per share over a two year period beginning July 1, 2000. The purchase warrant agreement was terminated on April 20, 2001, due to the insolvency of the business partner.


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

Sales for the e-commerce business unit represent customer equipment purchases executed through Procure+, an element of the Company's e-commerce business solution. The amounts charged for using Procure+ are presented as e-commerce revenues in the statement of earnings. The e-commerce business unit's assets consist primarily of capitalized software costs, the e-commerce software assets acquired from ProcureNet, Inc. (see note 4) and goodwill.

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


                                                           Financing        Technology      e-Commerce
                                                            Business         Business        Business
                                                             Unit              Unit            Unit           Total
                                                             ------------------------------------------------------

Three months ended September 30, 2000
Sales                                                   $   5,959,580    $  45,694,966   $  13,079,288   $  64,733,834
Lease revenues                                              9,935,773             --              --         9,935,773
e-Commerce revenues                                              --               --         1,559,986       1,559,986
Fee and other income                                          370,824        1,151,199            --         1,522,023
                                                              -------        ---------      ----------       ---------
    Total revenues                                         16,266,177       46,846,165      14,639,274      77,751,616
Cost of sales                                               6,317,536       38,876,117      11,577,315      56,770,968
Direct lease costs                                          1,875,864             --              --         1,875,864
Selling, general and administrative                              --
  expenses                                                  4,730,447        4,663,324       2,523,659      11,917,430
                                                            ---------        ---------       ---------      ----------
Segment earnings                                            3,342,330        3,306,723         538,300       7,187,353
Interest expense                                            3,701,582           82,203            --         3,783,785
                                                            ---------           ------       ---------       ---------
    (Loss) earnings before income taxes                 $    (359,252)   $   3,224,520   $     538,300   $   3,403,568
                                                             ========        =========         =======       =========

Assets                                                  $ 282,826,229    $  58,249,685   $     792,771   $ 341,868,685





                                                              Financing       Technology       e-Commerce
                                                              Business         Business         Business
                                                               Unit             Unit             Unit          Total
                                                               -----------------------------------------------------


Three months ended September 30, 2001
Sales                                                   $     318,173    $  25,055,829    $   5,292,862    $  30,666,864
Lease revenues                                             12,008,725             --               --         12,008,725
e-Commerce revenues                                              --               --          2,107,560        2,107,560
Fee and other income                                          856,440        1,506,358             --          2,362,798
                                                              -------        ---------       ----------        ---------
   Total revenues                                          13,183,338       26,562,187        7,400,422       47,145,947
Cost of sales                                                 540,070       20,431,178        4,874,641       25,845,889
Direct lease costs                                          2,246,428             --               --          2,246,428
Selling, general and administrative
expenses                                                    3,924,208        4,539,360        3,460,061       11,923,629
                                                            ---------        ---------        ---------       ----------
Segment earnings (loss)
                                                            6,472,632        1,591,649         (934,280)       7,130,001
Interest expense                                            3,440,243           24,452              100        3,464,795
                                                            ---------           ------              ---        ---------
   Earnings (loss) before income
   taxes                                                $   3,032,389    $   1,567,197    $    (934,380)   $   3,665,206
                                                            =========        =========         ========        =========
Assets                                                  $ 242,369,442    $  47,862,332    $   7,399,821    $ 297,631,595

Six months ended September 30, 2000
Sales                                                   $  23,041,403    $  90,004,880    $  22,877,058    $ 135,923,341
Lease revenues                                             18,890,137             --               --         18,890,137
e-Commerce revenues                                              --               --          2,676,426        2,676,426
Fee and other income                                          817,252        2,537,084             --          3,354,336
                                                              -------        ---------      -----------        ---------
   Total revenues                                          42,748,792       92,541,964       25,553,484      160,844,240
Cost of sales                                              22,512,161       77,359,015       20,084,887      119,956,063
Direct lease costs                                          4,910,124             --               --          4,910,124
Selling, general and administrative                                                                                   --
  expenses                                                  8,250,682        8,927,116        3,922,187       21,099,985
                                                            ---------        ---------        ---------       ----------

Segment earnings                                            7,075,825        6,255,833        1,546,410       14,878,068
Interest expense                                            7,173,050          158,733             --          7,331,783
                                                            ---------          -------        ----------       ---------
   (Loss) earnings before income taxes                  $     (97,225)   $   6,097,100    $   1,546,410    $   7,546,285
                                                              =======        =========        =========        =========
Assets                                                  $ 282,826,229    $  58,249,685    $     792,771    $ 341,868,685

Six months ended September 30, 2001
Sales                                                   $     824,911    $  52,314,659    $  14,127,922    $  67,267,492
Lease revenues                                             22,800,780             --               --         22,800,780
e-Commerce revenues                                              --               --          3,310,227        3,310,227
Fee and other income                                        4,118,294        2,945,655             --          7,063,949
                                                            ---------        ---------        ----------       ---------
   Total revenues                                          27,743,985       55,260,314       17,438,149      100,442,448
Cost of sales                                               1,478,437       43,760,502       12,385,310       57,624,249
Direct lease costs                                          5,534,816             --               --          5,534,816
Selling, general and administrative
  expenses                                                  7,174,335        8,886,739        7,153,418       23,214,492
                                                            ---------        ---------        ---------       ----------
Segment earnings (loss)                                    13,556,397        2,613,073       (2,100,579)      14,068,891
Interest expense                                            6,771,569           66,675              100        6,838,344
                                                            ---------           ------              ---        ---------
  Earnings (loss) before income taxes                   $   6,784,828    $   2,546,398    $  (2,100,679)   $   7,230,547
                                                            =========        =========       ==========        =========
Assets                                                  $ 242,369,442    $  47,862,332    $   7,399,821    $ 297,631,595


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

As of September 30, 2001, the Company had goodwill, net of accumulated amortization, of $17,485,572 which would be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill was $173,041 and $346,082, before income taxes, for the three and six-month periods ended September 30, 2000. No goodwill amortization expense was recognized during the three and six month periods ended September 30, 2001.

The following pro forma information presents the Company's net income, as adjusted for the elimination of amortization of goodwill as set forth in SFAS No. 142:

                                           Three Months        Six Months
                                             Ended               Ended
                                          September 30,       September 30,
                                             2000                 2000
                                         -----------------    ------------------

 Net income, as reported                   $ 2,023,170           $ 4,509,276
 Amortization of goodwill, net                 103,824               207,648
                                         --------------        -----------------
Pro forma net income                       $ 2,126,994           $ 4,716,924
                                         ==============        =================
Pro forma net income per share, basic        $     .22             $     .49
                                         ==============        =================
Pro forma net income per share, diluted      $     .20             $     .46
                                         ===============       =================


8.  Subsequent event

On October 4, 2001, the Company acquired as a purchase SourceOne Computer Corporation, a technology sales and service company located in San Jose, California. Total consideration for the acquisition was $2.9 million which consisted of $0.8 million in cash and 274,999 in shares of ePlus, inc. common stock. The impact of pro-forma financial information as if the acquisition had occurred at the beginning of the periods presented is not material.


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


RESULTS OF OPERATIONS - Three and Six Months Ended September 30, 2001 Compared to Three and Six Months Ended September 30, 2000

Total revenues generated by the Company during the three-month period ended September 30, 2001 were $47,145,947 compared to revenues of $77,751,616 during the comparable period in the prior fiscal year, a decrease of 39.4%. During the six-month period ended September 30, 2001, revenues were $100,442,448 compared to revenues of $160,844,240 during the comparable period in the prior fiscal year, a decrease of 37.6%. These decreases are primarily the result of decreased revenues from the sales of equipment, which decreased 52.6% and 50.5% during the three and six months ended September 30, 2001, slightly offset by increases in lease revenues and fee and other income. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, decreased 52.6% to $30,666,864 during the three-month period ended September 30, 2001, as compared to $64,733,834 generated during the corresponding period in the prior fiscal year. For the six-month period ended September 30, 2001, sales decreased 50.5% to $67,267,492 over the corresponding period in the prior year.

Sales of equipment represented 100.0% and 99.3% of sales revenue in the three and six-month periods ended September 30, 2001, as compared to 90.8% and 83.0% in the three and six-month periods of the prior fiscal year. The vast majority of these equipment sales are generated through the Company's technology business unit subsidiaries. Sales of equipment during the three months ended September 30, 2001 decreased 47.5% to $30,666,864 compared to $58,459,332 generated during the comparable period in the prior fiscal year. Sales of equipment during the six months ended September 30, 2001 decreased 41.0% to $66,815,384 compared to $113,226,778 generated during the comparable period in the prior fiscal year. The decrease was a result of generally lower sales within the Company's existing customer base, and the reduction in sales to customers in the communcations industry. The Company's management believes the decrease to be a result of a general economic slowdown affecting its customer base. The Company realized a gross margin on sales of equipment of 15.7% and 14.4% for the three-month and six-month periods ended September 30, 2001, respectively, as compared to a gross margin of 13.3% and 13.6% realized on sales of equipment during the comparable periods in the prior fiscal year. The Company's gross margin on sales of equipment is affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended September 30, 2001, the Company did not recognize any revenue from the sale of leased equipment. During the six months ended September 30, 2001, sales of leased equipment decreased 98.0% to $452,108 from $22,696,563 in the same period in the prior fiscal year. During the six months ended September 30, 2001, the Company recognized a gross margin of 5.5% on leased equipment sales, compared to a gross margin of 2.9% and 2.6% on leased equipment sales in the three and six-month periods in the prior fiscal year. The significant decrease in leased equipment sales reflects the reduced volume of lease equity that the Company sold to outside investors. Leases that are not equity sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding. Prior to May 2000, the majority of the Company's sales of leased equipment had historically been sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the six months ended September 30, 2001 and 2000, sales to MLC/CLC, LLC, accounted for 0.0% and 66.2% of sales of leased equipment, respectively. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, has discontinued their investment in new lease acquisitions effective May 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

The Company's lease revenues increased 20.9% to $12,008,725 for the three months ended September 30, 2001 compared with the corresponding period in the prior fiscal year. For the six-month period ending September 30, 2001, lease revenues increased 20.7% to $22,800,780 compared with the corresponding period in the prior fiscal year. The increase is primarily the result of increased renewal rents on the Company's maturing lease portfolio.

For the three months ended September 30, 2001, fee and other income recognized was $2,362,798, an increase of 55.2% over the comparable period in the prior fiscal year. For the six-month period ending September 30, 2001, fee and other income recognized was $7,063,949, an increase of 110.6% over the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and management fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. The increase in fee and other income in the six-month period ended September 30, 2001 is attributable to an approximately $2.4 million rebate from one of the Company's equipment vendors. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 19.8% and 12.7% during the three and six-month periods ended September 30, 2001 as compared to the same periods in the prior fiscal year. The increase is primarily the result of a non-recurring, one-time write-off of the Company's remaining joint venture investment with MLC/CLC, LLC and increased lease depreciation, specifically renewal depreciation on the Company's matured lease portfolio.

Professional and other fees decreased 68.3%, or $845,515, and 33.1%, or $555,765, for the three and six-month periods over the comparable periods in the prior fiscal year, and was primarily the result of a material reduction in the utilization of outside service providers.

Salaries and benefits expenses increased 3.4% and 3.0% during the three and six-month periods ended September 30, 2001 over the same periods in the prior year. The small increase is the result of additional expense related to the Company's recently formed subsidiaries, ePlus Systems, inc. and ePlus Content Services, inc., which is offset by reduced commission expenses in the Company's lease financing and technology sales units.

The Company's general and administrative expenses increased 19.7% to $3,599,512 during the three months ended September 30, 2001, as compared to the same period in the prior fiscal year. The Company's general and administrative expenses increased 45.4% to $7,184,514 during the six months ended September 30, 2001, as compared to the same period in the prior fiscal year. A portion of these increases is attributable to the non-recurring, one-time write-off of certain software assets and an equity investment held in a former business partner of the Company. In addition, the Company has experienced increased expenses related to the development and deployment of its e-commerce strategy.

Interest and financing costs incurred by the Company for the three months and six months ended September 30, 2001 decreased 8.4% and 6.7% as compared to corresponding periods in the prior fiscal year and relates to lower recourse and non-recourse debt and the effects of reduced interest rates. Payments for interest costs on the majority of the Company's non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $1,466,082 for the three months ended September 30, 2001 from $1,380,398 for the three months ended September 30, 2000, and decreased to $2,892,059 for the six months ended September 30, 2001 from $3,037,009 for the six months ended September 30, 2000, reflecting effective income tax rates of 40% for each period.

The foregoing resulted in an 8.7% increase in net earnings for the three-month period ended September 30, 2001 as compared to the same period in the prior fiscal year, and a 3.8% decrease for the six-month period ended September 30, 2001 as compared to the same period in the prior fiscal year. Basic and fully diluted earnings per common share were $.22 and $.22 for the three months ended September 30, 2001, as compared to $.21 for basic and $.19 for fully diluted earnings for the three months ended September 30, 2000. Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2001 were 10,160,182 and 10,226,148, respectively. For the three months ended September 30, 2000, the basic and diluted weighted average shares outstanding were 9,679,246 and 10,433,732, respectively. Basic and fully diluted earnings per common share were $.43 and $.43 for the six months ended September 30, 2001, as compared to $.47 for basic and $.44 for fully diluted earnings for the six months ended September 30, 2000. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2001 were 10,056,233 and 10,112,357, respectively. For the six months ended September 30, 2000, the basic and diluted weighted average shares outstanding were 9,538,973 and 10,365,396, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended September 30, 2001, the Company generated cash flows from operations of $9,987,532 and used cash flows in investing activities of $14,324,560. Cash flows generated by financing activities amounted to $13,056,927 during the same period. The net effect of these cash flows was a net increase in cash and cash equivalents of $8,719,899 during the six-month period. During the same period, the Company's total assets decreased $13,235,881, or 4.3%. On April 17, 2000 the Company completed a secondary offering of 1,000,000 shares of its common stock at a price of $28.50 per share. Net proceeds to the Company were $25,936,388. The cash balance at September 30, 2001 was $33,254,082 as compared to $24,534,183 at March 31, 2001.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. The Company has formal programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, recently the Company has regularly funded its leasing activities with Wachovia Bank and Trust, Citizens Leasing Corporation, GE Capital Corporation, National City Bank, Hitachi Leasing America, Fifth Third Bank and Heller Financial, Inc., among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion. During the three-month period ending September 30, 2001, the Company's lease related non-recourse debt portfolio decreased 5.3% to $146,706,168.

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

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of September 30, 2001, the Company had $5,351,254 of unpaid equipment cost, as compared to $9,226,813 at March 31, 2001.

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

Subsequently, on January 19, 2001, the $20 million National City credit facility was amended and increased to $35 million and the term was lengthened to 3 1/4 years. The new facility expires on April 17, 2004. In addition, Branch Banking and Trust Company ($10 million) and PNC Bank, N.A. ($5 million) were added to the facility and National City was appointed agent. The margin related to the LIBOR interest rate option was increased from 1.50% to 2.25% to 1.75% to 2.5%. As of March 31, 2001, the Company had an outstanding balance of $5 million on the National City Credit Facility. At September 30, 2001, the Company had $6.0 million outstanding on the facility. The loss of this relationship could have a material adverse effect on our future results as we rely on this facility for daily working capital and liquidity for our leasing business.

In general, we use the National City facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The Company has a $3.1 million subordinated recourse note payable due to Centura Bank resulting from the acquisition of CLG, Inc. This note comes due in October 2006 and has an 11% interest rate payable monthly.

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

In addition to the floor planning financing, ePlus Technology, inc. and ePlus Technology of NC, inc. have accounts receivable facilities through Deutsche Financial Services Corporation. Of the total $33 million dollar facility provided by Deutsche Financial Services Corporation, $26 million is for traditional inventory floor planning and $7 million is available for accounts receivable financing. The maximum available under the accounts receivable facilities for ePlus Technology, inc. and ePlus Technology of PA, inc. are $5 million and $2 million, respectively, and as of September 30, 2001 there was an outstanding balance of $174,632 on these account receivable facilities. As of September 30, 2001 the respective floor planning inventory agreement maximum credit limits and actual outstanding balances are as follows:

                                                                                               Balance at
                     Entity                    Floor Plan Supplier         Credit Limit    September 30, 2001
         ------------------------------- -------------------------------- ---------------- -------------------

         ePlus Technology of NC, inc.    Deutsche Financial Services,     $ 3,500,000          $ 1,897,220
                                         Inc.
                                         IBM Credit Corporation           $  250,000           $    95,641

         ePlus Technology of PA, inc.    Deutsche Financial Services,     $ 9,000,000          $ 3,297,966
                                         Inc.
                                         IBM Credit Corporation           $ 2,000,000          $   104,744

         ePlus Technology, inc.          Deutsche Financial Services,     $13,500,000          $ 4,805,552
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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and Duetsche facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and Deutsche facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of September 30, 2001, the aggregate fair value of our recourse borrowings approximated their carrying value.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 4, 2001, the Company issued to the shareholders of SourceOne Computer Corporation 274,999 shares of common stock, valued at $7.55 per share, in connection with the purchase of all the outstanding shares of SourceOne. The issuance of these securities was made in reliance on an exemption from registration provided by Section 4(2) or Regulation D of the Securities Act, as amended, as a transaction by an issuer not involving any public offering. The shareholders of SourceOne represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transaction, and an appropriate legend was affixed to the share certificates issued in the transaction. The shareholders of SourceOne had adequate access to information about ePlus through information made available to the shareholders of SourceOne.

Pursuant to the Company's previously-announced stock repurchase plan, the Company repurchased 6,000 shares of its common stock at an average price of $7.15 per share.


Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 20, 2001, the Company held its Annual Meeting of Stockholders.

1. At the Annual Meeting, Terrence O'Donnell and Thomas Hewitt were elected to the Board of Directors as Class II Directors to hold office for three years until a successor has been duly elected and shall qualify. The votes were cast as follows:

                                             For                    Abstained
                                             --------------------------------
            Terrence O'Donnell               8,852,849              547
            Thomas Hewitt                    8,852,849              547

2. To ratify the appointment of Deloitte and Touche LLP as the Company's independent auditors for the Company's fiscal year ending March 31, 2002.

            For                   Against               Abstained
            -----------------------------------------------------
            8,853,158             100                   138

Item 5.  OTHER INFORMATION
         Not Applicable


Item 6(a)  EXHIBITS
           None

Item 6(b)  REPORTS ON FORM 8-K

Form 8-K dated September 20, 2001, and filed with the SEC on September 26, 2001, to report that the Company had issued a press release to report that the Company's Board of Directors authorized the repurchase from time to time of up to 750,000 shares of its outstanding common stock to a maximum of $5,000,000.

Form 8-K dated October 9, 2001, and filed with the SEC on October 12, 2001, to report that the Company had entered into, and subsequently consummated, a stock purchase agreement to purchase all of the outstanding common shares of SourceOne Computer Corporation. Total consideration for the acquisition was $2,875,000 which consisted to $800,006 in cash and 274,999 in unregistered shares of ePlus, inc. common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  ePlus inc.


                                  /s/ PHILLIP G. NORTON
                                  --------------------------------------------
                                  By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                  Date: November 14, 2001


                                  /s/ STEVEN J. MENCARINI
                                  --------------------------------------------
                                  By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                                  Date: November 14, 2001