Form 10-Q
period 2001-12-31
EPLUS INC
filed 2002-02-14
CIK 1022408

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from_____ to _____ .

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ [ X ] _____ No [ ____ ]


         The number of shares of Common Stock outstanding as of February 12, 2002, was 10,385,614.


                                                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed Consolidated Balance Sheets as of March 31, 2001 and
                  December 31, 2001                                                   2

                  Condensed Consolidated Statements of Earnings, Three Months
                  Ended December 31, 2000 and 2001                                    3

                  Condensed Consolidated Statements of Earnings, Nine Months Ended
                  December 31, 2000 and 2001                                          4

                  Condensed Consolidated Statements of Cash Flows, Nine Months
                  Ended December 31, 2000 and 2001                                    5

                  Notes to Condensed Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                            11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         23

Part II. Other Information:

         Item 1.  Legal Proceedings                                                  23

         Item 2.  Changes in Securities and Use of Proceeds                          23

         Item 3.  Defaults Upon Senior Securities                                    23

         Item 4.  Submission of Matters to a Vote of Security Holders                23

         Item 5.  Other Information                                                  24

         Item 6.  Exhibits and Reports on Form 8-K                                   24

Signatures                                                                           25



        ePlus inc. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS
        (UNAUDITED)

                                                                          As of March 31, 2001         As of December 31, 2001
                                                                        ----------------------------------------------------------

        ASSETS

        Cash and cash equivalents                                                     $ 24,534,183                 $ 42,677,033
        Accounts receivable, net of allowance for doubtful
             accounts of $1,392,297 and $1,666,269 as of
             March 31, 2001 and December 31, 2001, respectively                         57,627,231                   39,683,480
        Notes receivable                                                                 1,862,488                       98,450
        Employee advances                                                                   66,082                       59,064
        Inventories                                                                      2,651,087                    1,006,647
        Investment in direct financing and sales-type leases - net                     198,563,222                  181,931,915
        Investment in operating lease equipment - net                                    4,282,985                    2,585,650
        Property and equipment - net                                                     5,216,123                    6,531,360
        Deferred tax asset                                                                 310,476                    6,721,892
        Other assets                                                                     3,951,942                    5,519,998
        Goodwill - net                                                                  11,801,657                   19,909,920
                                                                        --------------------------------------------------------
        TOTAL ASSETS                                                                 $ 310,867,476                $ 306,725,409
                                                                        ========================================================


        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES
        Accounts payable - equipment                                                   $ 9,226,813                  $ 4,764,031
        Accounts payable - trade                                                        18,925,939                   17,715,212
        Salaries and commissions payable                                                 1,292,722                      747,313
        Accrued expenses and other liabilities                                          21,351,575                   33,133,581
        Income taxes payable                                                             1,327,591                    3,747,615
        Recourse notes payable                                                           8,875,595                    3,811,951
        Nonrecourse notes payable                                                      157,959,706                  138,585,807
                                                                        --------------------------------------------------------
        Total Liabilities                                                              218,959,941                  202,505,510

        COMMITMENTS AND CONTINGENCIES                                                            -                            -

        STOCKHOLDERS' EQUITY

        Preferred stock, $.01 par value; 2,000,000 shares authorized;
           none issued or outstanding                                                            -                            -
        Common stock, $.01 par value; 50,000,000 shares authorized;
           9,730,154 and 10,455,511 issued; 9,730,154 and
           10,439,411 outstanding at March 31, 2001 and
           December 31, 2001, respectively                                                  97,301                      104,517
        Additional paid-in capital                                                      56,376,934                   62,333,898
        Treasury stock, at cost, -0- and 16,100 shares, respectively                             -                     (125,070)
        Retained earnings                                                               35,433,300                   41,906,554
                                                                        --------------------------------------------------------
        Total Stockholders' Equity                                                      91,907,535                  104,219,899
                                                                        --------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 310,867,476                $ 306,725,409
                                                                        ========================================================


        See Notes to Condensed Consolidated Financial Statements.




ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                                            Three months ended
                                                                                               December 31,
                                                                                       2000                       2001
                                                                      ------------------------------------------------------
REVENUES

Sales of equipment                                                                   $ 53,735,856              $ 31,378,590
Sales of leased equipment                                                               5,615,123                 8,337,323
                                                                      ------------------------------------------------------
                                                                                       59,350,979                39,715,913

Lease revenues                                                                         10,585,654                11,537,725
Fee and other income                                                                    1,978,577                 3,344,098
ePlusSuite revenues                                                                     1,759,386                 1,214,706
                                                                      ------------------------------------------------------
                                                                                       14,323,617                16,096,529

                                                                      ------------------------------------------------------
TOTAL REVENUES                                                                         73,674,596                55,812,442
                                                                      ------------------------------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                                               43,627,009                27,535,908
Cost of sales, leased equipment                                                         5,537,042                 7,908,154
                                                                      ------------------------------------------------------
                                                                                       49,164,051                35,444,062

Direct lease costs                                                                      4,734,039                 1,565,791
Professional and other fees                                                               726,790                   623,398
Salaries and benefits                                                                   8,342,731                 9,235,834
General and administrative expenses                                                     3,653,835                 2,764,601
Interest and financing costs                                                            4,081,381                 2,617,346
                                                                      ------------------------------------------------------
                                                                                       21,538,776                16,806,970

                                                                      ------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                               70,702,827                52,251,032
                                                                      ------------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                              2,971,769                 3,561,410
                                                                      ------------------------------------------------------

PROVISION FOR INCOME TAXES                                                              1,242,907                 1,424,564
                                                                      ------------------------------------------------------

NET EARNINGS                                                                          $ 1,728,862               $ 2,136,846
                                                                      ======================================================

NET EARNINGS PER COMMON SHARE - BASIC                                                      $ 0.18                    $ 0.20
                                                                      ======================================================
NET EARNINGS PER COMMON SHARE - DILUTED                                                    $ 0.18                    $ 0.20
                                                                      ======================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                             9,707,436                10,430,731
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                           9,866,573                10,671,096

See Notes to Condensed Consolidated Financial Statements.




ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                                       Nine months ended
                                                                                           December 31,
                                                                                   2000                      2001
                                                                   -----------------------------------------------------
REVENUES

Sales of equipment                                                              $ 166,962,802              $ 98,200,146
Sales of leased equipment                                                          28,311,687                 8,789,430
                                                                   -----------------------------------------------------
                                                                                  195,274,489               106,989,576

Lease revenues                                                                     29,475,790                34,338,505
Fee and other income                                                                5,332,912                10,401,877
ePlusSuite revenues                                                                 4,435,811                 4,524,932
                                                                   -----------------------------------------------------
                                                                                   39,244,513                49,265,314

                                                                   -----------------------------------------------------
TOTAL REVENUES                                                                    234,519,002               156,254,890
                                                                   -----------------------------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                                          141,484,589                85,673,752
Cost of sales, leased equipment                                                    27,635,693                 8,335,524
                                                                   -----------------------------------------------------
                                                                                  169,120,282                94,009,276

Direct lease costs                                                                  9,644,163                 7,115,187
Professional and other fees                                                         2,405,892                 1,742,280
Salaries and benefits                                                              22,821,477                24,142,473
General and administrative expenses                                                 8,595,970                 8,998,024
Interest and financing costs                                                       11,413,166                 9,455,691
                                                                   -----------------------------------------------------
                                                                                   54,880,668                51,453,655

                                                                   -----------------------------------------------------
TOTAL COSTS AND EXPENSES                                                          224,000,950               145,462,931
                                                                   -----------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                         10,518,052                10,791,959
                                                                   -----------------------------------------------------

PROVISION FOR INCOME TAXES                                                          4,279,916                 4,316,623
                                                                   -----------------------------------------------------

NET EARNINGS                                                                      $ 6,238,136               $ 6,475,336
                                                                   =====================================================

NET EARNINGS PER COMMON SHARE - BASIC                                                  $ 0.65                    $ 0.64
                                                                   =====================================================
NET EARNINGS PER COMMON SHARE - DILUTED                                                $ 0.60                    $ 0.61
                                                                   =====================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                         9,594,984                10,182,336
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                      10,364,288                10,578,852

See Notes to Condensed Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                                       Nine Months Ended
                                                                                                         December 31,
                                                                                                   2000                 2001
                                                                                              ----------------------------------
Cash Flows From Operating Activities:
       Net earnings                                                                         $ 6,238,136            $ 6,475,336
       Adjustments to reconcile net earnings to net cash provided by operating activities:
             Depreciation and amortization                                                    7,917,332              4,167,873
             Provision (gain) for credit losses                                                 683,000                (58,417)
             (Gain) loss on sale of operating lease equipment                                  (487,068)               101,833
             Deferred taxes                                                                           -             (6,411,416)
             Adjustment of basis to fair market value of equipment and inventories            1,590,760              1,001,169
             Payments from lessees directly to lenders - operating leases                    (5,960,322)              (347,028)
             Loss on disposal of property and equipment                                          17,864                 95,520
             Changes in:
                Accounts receivable                                                           5,210,965             21,104,450
                Other receivables                                                            (1,108,046)             1,831,068
                Employee advances                                                                69,366                 17,768
                Inventories                                                                    (385,462)             1,764,995
                Other assets                                                                  6,019,152             (2,097,098)
                Accounts payable - equipment                                                 (8,549,076)            (4,462,782)
                Accounts payable - trade                                                     (3,488,887)            (4,644,042)
                Salaries and commissions payable, accrued
                   expenses and other liabilities                                            14,426,991             12,162,944
                                                                                          -------------------------------------
                      Net cash provided by operating activities                              22,194,705             30,702,173
                                                                                          -------------------------------------

Cash Flows From Investing Activities:
       Proceeds from sale of operating equipment                                                922,549                      -
       Purchases of operating lease equipment                                                (1,966,060)              (931,556)
       Increase in investment in direct financing and sales-type leases                     (20,745,428)           (20,448,421)
       Proceeds from sale of property and equipment                                                   -                 53,734
       Purchases of property and equipment                                                   (3,065,948)            (1,604,123)
       Cash used in acquisitions, net of cash acquired                                                -             (1,820,084)
       Increase in other assets                                                              (1,906,752)              (373,959)
                                                                                          -------------------------------------
                   Net cash used in investing activities                                    (26,761,639)           (25,124,409)
                                                                                          -------------------------------------

Cash Flows From Financing Activities:
       Borrowings:
          Nonrecourse                                                                        79,124,615             58,794,763
          Recourse                                                                              975,485                 32,639
       Repayments:
          Nonrecourse                                                                       (63,224,284)           (40,738,319)
          Recourse                                                                             (186,448)              (455,103)
       Proceeds from issuance of capital stock, net of expenses                              26,372,862                 83,460
       Issuance of common stock purchase warrants                                               225,000                      -
       Purchase of treasury stock                                                                     -               (125,070)
       Net repayment of lines of credit                                                     (34,593,511)            (5,027,284)
                                                                                          -------------------------------------
                   Net cash provided by financing activities                                  8,693,719             12,565,086
                                                                                          -------------------------------------

Net Increase in Cash and Cash Equivalents                                                     4,126,785             18,142,850

Cash and Cash Equivalents, Beginning of Period                                               21,909,784             24,534,183
                                                                                          -------------------------------------

Cash and Cash Equivalents, End of Period                                                   $ 26,036,569           $ 42,677,033
                                                                                          =====================================

Supplemental Disclosures of Cash Flow Information:
       Cash paid for interest                                                                 $ 727,496              $ 841,406
                                                                                          =====================================
       Cash paid for income taxes                                                           $ 2,532,091            $ 6,046,877
                                                                                          =====================================




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


2.  INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following components:


                                                     March 31,     December 31,
                                                        2001           2001
                                                            (In Thousands)
                                                  ------------------------------

 Minimum lease payments                            $ 191,792         $  171,750
 Estimated unguaranteed residual value                29,231             29,991
 Initial direct costs, net of amortization (1)         3,531              3,497
 Less:  Unearned lease income                        (23,104)           (20,419)
        Reserve for credit losses                     (2,887)            (2,887)
                                                   -----------------------------
 Investment in direct financing and sales-
     type leases, net                              $ 198,563          $  181,932
                                                   =============================

(1) Initial direct costs are shown net of amortization of $5,014 and $6,108 at March 31, 2001 and December 31, 2001, respectively.


3.  INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                    March 31,       December 31,
                                                      2001               2001
                                                          (In Thousands)
                                                  ------------------------------

 Cost of equipment under operating leases          $  20,589          $  16,109
 Initial direct costs                                     15                 15
 Less:  Accumulated depreciation and
           amortization                              (16,321)           (13,538)
                                                  ------------------------------
 Investment in operating lease equipment, net      $   4,283          $   2,586
                                                  ==============================


4.  BUSINESS COMBINATIONS

On October 4, 2001, the Company purchased all the outstanding common shares of SourceOne Computer Corporation, a technology and services company located in Silicon Valley. The total consideration was approximately $2,875,000 which consisted of $800,006 in cash and 274,999 shares of unregistered common stock valued at $7.55 per share. The acquisition was accounted for as a purchase, and the assets were placed in the existing ePlus Technology, inc. subsidiary.

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

The impact of pro-forma financial information as if the acquisitions had occurred at the beginning of the periods presented is not material.


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

On May 25, 2000, the Company issued a common stock purchase warrant to a business partner which allowed the holder to purchase up to 50,000 shares of the Company's common stock at a price of $18.75 per share over a two-year period beginning July 1, 2000. The purchase warrant agreement was terminated on April 20, 2001, due to the insolvency of the business partner.


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



                                            Financing        Technology      e-Commerce
                                             Business         Business        Business
                                               Unit             Unit            Unit            Total
                                        --------------------------------------------------------------------

Three months ended December 31, 2000
Sales                                   $  5,694,357       $  40,431,490     $ 13,225,132     $ 59,350,979
Lease revenues                            10,585,654                  -                -        10,585,654
ePlusSuite revenues                                -                  -         1,759,386        1,759,386
Fee and other income                         607,632           1,370,945               -         1,978,577
                                        -------------------------------------------------------------------
    Total revenues                        16,887,643          41,802,435       14,984,518       73,674,596
Cost of sales                              5,565,507          33,197,799       10,400,745       49,164,051
Direct lease costs                         4,734,039                   -                -        4,734,039
Selling, general and administrative
  expenses                                 3,981,836           5,883,919        2,857,601       12,723,356
                                        -------------------------------------------------------------------
Segment earnings                           2,606,261           2,720,717        1,726,172        7,053,150
Interest expense                           3,986,650              94,731                -        4,081,381
                                        -------------------------------------------------------------------







(Loss) earnings before income taxes         (1,380,389)        2,625,986       1,726,172         2,971,769
                                        ===================================================================
Assets                                  $  276,439,545      $ 57,051,066     $ 2,055,481     $ 335,546,092

Three months ended December 31, 2001
Sales                                   $    8,484,387      $ 26,311,488     $ 4,920,038     $  39,715,913
Lease revenues                              11,537,725                 -               -        11,537,725
ePlusSuite revenues                                  -                 -       1,214,706         1,214,706
Fee and other income                         1,584,095         1,760,003               -         3,344,098
                                        --------------------------------------------------------------------
    Total revenues                          21,606,207        28,071,491       6,134,744        55,812,442
Cost of sales                                8,310,854        22,652,770       4,480,438        35,444,062
Direct lease costs                           1,565,791                 -               -         1,565,791
Selling, general and administrative
  expenses                                   4,932,108         4,630,637       3,061,088        12,623,833
                                        -------------------------------------------------------------------
Segment earnings                             6,797,454           788,084       (1,406,782)       6,178,756
Interest expense                             2,577,982            39,014              350        2,617,346
                                        --------------------------------------------------------------------
    Earnings (loss) before income
    taxes                                    4,219,472           749,070        (1,407,132)       3,561,410
                                        ====================================================================
Assets                                  $  251,071,538      $ 49,546,482      $  6,107,389    $ 306,725,409

Nine months ended December 31, 2000
Sales                                   $   28,735,761      $ 130,436,537     $ 36,102,191      195,274,489
Lease revenues                              29,475,790                  -               -        29,475,790
ePlusSuite revenues                                  -                  -        4,435,811        4,435,811
 Fee and other income                        1,424,884          3,908,028                -        5,332,912
                                        --------------------------------------------------------------------
    Total revenues                          59,636,435        134,344,565       40,538,002      234,519,002
Cost of sales                               28,077,667        110,556,982       30,485,633      169,120,282
Direct lease costs                           9,644,163                  -                -        9,644,163
Selling, general and administrative
  expenses                                  12,232,518         14,811,033        6,779,788       33,823,339
                                        --------------------------------------------------------------------
Segment earnings                             9,682,087          8,976,550        3,272,581       21,931,218
Interest expense                            11,159,701            253,465                -       11,413,166
                                        --------------------------------------------------------------------
  (Loss) earnings before income taxes       (1,477,614)         8,723,085        3,272,581       10,518,052
                                        =====================================================================
Assets                                   $  276,439,545       $ 57,051,066    $  2,055,481     $ 335,546,092

Nine months ended December 31, 2001
Sales                                    $    9,309,298       $ 78,632,318    $ 19,047,960     $ 106,989,576
Lease revenues                               34,338,505                  -               -        34,338,505
ePlusSuite revenues                                   -                  -       4,524,932         4,524,932
Fee and other income                          5,702,389          4,699,488               -        10,401,877
                                        ---------------------------------------------------------------------
    Total revenues                           49,350,192         83,331,806      23,572,892       156,254,890
Cost of sales                                 9,789,291         67,354,237      16,865,748        94,009,276
Direct lease costs                            7,115,187                  -               -         7,115,187
Selling, general and administrative
  expenses                                   12,106,444         12,561,827      10,214,506        34,882,777
                                        ---------------------------------------------------------------------
Segment earnings                             20,339,270          3,415,742      (3,507,362)       20,247,650
Interest expense                              9,349,552            105,689             450         9,455,691
                                        ---------------------------------------------------------------------
  Earnings (loss) before income taxes        10,989,718          3,310,053      (3,507,812)       10,791,959
                                        =====================================================================
Assets                                   $  251,071,538        $ 49,546,482   $  6,107,389     $ 306,725,409



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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, the Company adopted SFAS No. 141 which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company's adoption of SFAS No. 141 did not have a material impact on its financial statements.

On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company has adopted SFAS No. 142 retroactive to April 1, 2001, as permitted. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

SFAS No. 142 requires the Company to perform a transitional assessment of whether there is an indication that the goodwill is impaired as of the date of adoption. The Company will then have a transition period from the date of adoption to determine the fair value of each reporting unit and if goodwill has been impaired. Any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. We have completed this test and determined that no potential impairment existed. The Company will also be required to review its other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments.

As of December 31, 2001, the Company had goodwill, net of accumulated amortization, of $19,909,920 which was subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill was $173,040 and $519,122, before income taxes, for the three and nine-month periods ended December 31, 2000. No goodwill amortization expense was recognized during the three and nine-month periods ended December 31, 2001.

The following pro forma information presents the Company's net income, as adjusted for the elimination of amortization of goodwill as set forth in SFAS No. 142:

                                                 Three Months     Nine Months
                                                    Ended            Ended
                                                 December 31,     December 31,
                                                     2000            2000
                                               ---------------------------------

  Net earnings, as reported                     $ 1,728,862         $ 6,238,136
  Amortization of goodwill, net of taxes            103,824             311,472
                                               -------------       -------------
  Pro forma net earnings                        $ 1,832,686         $ 6,549,608
                                               =============      ==============
  Pro forma net earnings per share, basic         $    0.19           $    0.68
                                               =============      ==============
  Pro forma net earnings per share, diluted       $    0.19           $    0.63
                                               =============      ==============




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

In November 1999, we introduced ePlusSuite, a comprehensive business-to-business electronic commerce supply chain management solution for information technology and other operating resources. We currently derive the majority of our revenue from sales and financing of information technology and other assets. The introduction of ePlusSuite reflects our transition to a business-to-business electronic commerce solutions provider from our historical sales and financing business. Our long-term strategy is to provide an outsourced business solution for our customers for the requisition, fulfillment, financing and management of their indirect goods and services. We offer customers a choice of Internet products with either an in-house basis or a remotely-hosted solution, which can reduce the up-front costs for customers, facilitate a quick adoption, and eliminate the need for customers to maintain and update software. Our e-commerce service and software products, asset management services, technology sales and financing constitute the majority of our current offerings to our customer base. Concurrently, our financial strategy is to minimize the risk on our balance sheet by outsourcing lease and other financing to third-party financial institutions using non-recourse debt whenever possible.

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

In the near term, as we implement our electronic commerce business strategy, we will continue to derive most of our revenues from our traditional businesses. Our electronic commerce revenues are derived primarily from amounts charged to customers with respect to procurement activity executed through Procure(+), amounts charged to customers for the Manage(+) service and fees from sales, subscriptions and fees from our e-commerce software and service products. With the acquisition of the technology assets from ProcureNet, Inc. in May 2001, we broadened our software offerings to include licensed e-procurement and e-marketplace software, and content cleaning and enrichment services that are fee-based services.

We expect to incur substantial increases in the near term in our sales and marketing, research and development, and general and administrative expenses. In particular, we expect to expand the marketing of our electronic commerce business solution and increase spending on advertising and marketing. To implement this strategy, we have hired and plan to add top-level sales personnel that are available due to the current market conditions and open new sales offices. We also plan to hire additional technical personnel and third parties to assist in the implementation and upgrade of ePlusSuite and to develop complementary electronic commerce business solutions. As a result of these increases in expenses, we expect to incur significant losses in our e-commerce business that may, in the near term, have a material adverse effect on operating results for the Company as a whole.

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

Other Sources of Revenue. Amounts recorded as e-commerce revenues in the electronic commerce business unit include: (1) fees charged for the Procure(+) service which are recognized ratably over the life of the contract, and may be charged to the customer as a software license fee, a transaction fee based on the value of goods or services processed by the system, or a period subscription fee for a fixed term; (2) amounts charged for the Manage(+) service, which are recognized on a straight-line basis over the period the services are provided; and (3) charges for content processing, which are recognized when charged. These revenues are included in ePlusSuite revenues in our consolidated statement of earnings.

Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset such as escrow/prepayment income; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) interest and other miscellaneous income; and (5) fees for services provided by the technology business unit. These revenues are included in fee and other income in our consolidated statements of earnings.

RESULTS OF OPERATIONS - Three and Nine Months Ended December 31, 2001 Compared to Three and Nine Months Ended December 31, 2000

Total revenues generated by the Company during the three-month period ended December 31, 2001 were $55,812,442 compared to revenues of $73,674,596 during the comparable period in the prior fiscal year, a decrease of 24.2%. During the nine-month period ended December 31, 2001, revenues were $156,254,890 compared to revenues of $234,519,002 during the comparable period in the prior fiscal year, a decrease of 33.4%. These decreases are primarily the result of decreased revenues from the sales of equipment and leased equipment, which decreased 33.1% and 45.2% during the three and nine months ended December 31, 2001, offset slightly by increases in lease revenues and fee and other income. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period (See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS").

Sales revenue, which includes sales of equipment and sales of leased equipment, decreased 33.1% to $39,715,913 during the three-month period ended December 31, 2001, as compared to $59,350,979 generated during the corresponding period in the prior fiscal year. For the nine-month period ended December 31, 2001, sales decreased 45.2% to $106,989,576 over the corresponding period in the prior year.

Sales of equipment represented 79.0% and 91.8% of sales revenue in the three and nine-month periods ended December 31, 2001, as compared to 90.5% and 85.5% in the three and nine-month periods of the prior fiscal year. The vast majority of these equipment sales are generated through the Company's technology business unit subsidiaries. Sales of equipment during the three months ended December 31, 2001 decreased 41.6% to $31,378,590 compared to $53,735,856 generated during the comparable period in the prior fiscal year. Sales of equipment during the nine months ended December 31, 2001 decreased 41.2% to $98,200,146 compared to $166,962,802 generated during the comparable period in the prior fiscal year. The decrease was a result of generally lower sales within the Company's existing customer base, and the reduction in sales to customers in the communications industry. The Company's management believes the decrease to be a result of a general economic slowdown affecting its customer base. The Company realized a gross margin on sales of equipment of 12.2% and 12.8% for the three-month and nine-month periods ended December 31, 2001, respectively, as compared to a gross margin of 18.8% and 15.3% realized on sales of equipment during the comparable periods in the prior fiscal year. The Company's gross margin on sales of equipment is affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended December 31, 2001, the Company recognized $8,337,323 of revenue from the sale of leased equipment, an increase of 48.5% as compared to $5,615,123 in the corresponding period in the prior year. During the nine months ended December 31, 2001, sales of leased equipment decreased 69.0% to $8,789,430 from $28,311,687 in the same period in the prior fiscal year. The Company realized a gross margin on leased equipment sales of 5.1% and 5.2% for the three-month and nine-month periods ended December 31, 2001, respectively, as compared to a gross margin of 1.4% and 2.4% realized on leased equipment sales during the comparable periods in the prior fiscal year. The decrease in leased equipment sales for the nine months ended December 31, 2001 reflects the reduced volume of lease equity that the Company sold to outside investors, although the transactions which were sold reflected a higher gross margin. Leases that are not equity sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding. Prior to May 2000, the majority of the Company's sales of leased equipment had historically been sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the nine months ended December 31, 2001 and 2000, sales to MLC/CLC, LLC, accounted for 0.0% and 57.9% of sales of leased equipment, respectively. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, has discontinued their investment in new lease acquisitions effective May 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

The Company's lease revenues increased 9.0% to $11,537,725 for the three months ended December 31, 2001 compared with the corresponding period in the prior fiscal year. For the nine-month period ending December 31, 2001, lease revenues increased 16.5% to $34,338,505 compared with the corresponding period in the prior fiscal year. The increase is primarily the result of increased renewal rents on the Company's maturing lease portfolio.

For the three months ended December 31, 2001, fee and other income recognized was $3,344,098, an increase of 69.0% over the comparable period in the prior fiscal year. For the nine-month period ending December 31, 2001, fee and other income recognized was $10,401,877, an increase of 95.1% over the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and management fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. The increase in fee and other income in the nine-month period ended December 31, 2001 is attributable to an approximately $3.5 million rebate from one of the Company's equipment vendors. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

For the three months ended December 31, 2001, ePlusSuite revenue recognized was $1,214,706, a decrease of 31.0% from the comparable period in the prior fiscal year. For the nine-month period ending December 31, 2001, ePlusSuite revenue recognized was $4,524,932, an increase of 2.0% over the comparable period in the prior fiscal year. The decrease in ePlusSuite revenue in the three-month period ended December 31, 2001 is attributable to the reduction of transactions utilizing our ePlusSuite products and services.


The Company's direct lease costs decreased 66.9% and 26.2% during the three and nine-month periods ended December 31, 2001 as compared to the same periods in the prior fiscal year. The decrease is primarily the result of a non-recurring, one-time write-off of the Company's remaining joint venture investment with MLC/CLC, LLC and increased lease depreciation, specifically renewal depreciation on the Company's matured lease portfolio.

Professional and other fees decreased 14.2%, or $103,392, and 27.6%, or $663,612, for the three and nine-month periods over the comparable periods in the prior fiscal year, and was primarily the result of a material reduction in the utilization of outside service providers.

Salaries and benefits expenses increased 10.7% and 5.8% during the three and nine-month periods ended December 31, 2001 over the same periods in the prior year. The increase is the result of additional expense related to the Company's recently formed subsidiaries, ePlus Systems, inc. and ePlus Content Services, inc., and employees acquired in the SourceOne acquisition, which is offset by reduced commission expenses in the Company's lease financing and technology sales units.

The Company's general and administrative expenses decreased 24.3% to $2,764,601 during the three months ended December 31, 2001, as compared to the same period in the prior fiscal year. The Company's general and administrative expenses increased 4.7% to $8,998,024 during the nine months ended December 31, 2001, as compared to the same period in the prior fiscal year. A portion of these increases for the nine-month period is attributable to the non-recurring, one-time write-off of certain software assets and an equity investment held in a former business partner of the Company. In addition, the Company has experienced increased expenses related to the development and deployment of its e-commerce strategy. These increases have been offset by the elimination of goodwill amortization for the current fiscal year.

Interest and financing costs incurred by the Company for the three months and nine months ended December 31, 2001 decreased 35.9% and 17.2% as compared to corresponding periods in the prior fiscal year and relates to lower recourse and non-recourse debt and the effects of reduced interest rates. Payments for interest costs on a significant portion of the Company's non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $1,424,564 for the three months ended December 31, 2001 from $1,242,907 for the three months ended
December 31, 2000, and increased to $4,316,623 for the nine months ended December 31, 2001 from $4,279,916 for the nine months ended December 31, 2000, reflecting effective income tax rates of approximately 40% for each period.

The foregoing resulted in a 23.6% increase in net earnings for the three-month period ended December 31, 2001 as compared to the same period in the prior fiscal year, and a 3.8% increase for the nine-month period ended December 31, 2001 as compared to the same period in the prior fiscal year. Basic and fully diluted earnings per common share were $0.20 and $0.20 for the three months ended December 31, 2001, as compared to $0.18 for basic and $0.18 for fully diluted earnings for the three months ended December 31, 2000. Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2001 were 10,430,731 and 10,671,096, respectively. For the three months ended December 31, 2000, the basic and diluted weighted average shares outstanding were 9,707,436 and 9,866,573, respectively. Basic and fully diluted earnings per common share were $0.64 and $0.61 for the nine months ended December 31, 2001, as compared to $0.65 for basic and $0.60 for fully diluted earnings for the nine months ended December 31, 2000. Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2001 were 10,182,336 and 10,578,852, respectively. For the nine months ended December 31, 2000, the basic and diluted weighted average shares outstanding were 9,594,984 and 10,364,288, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended December 31, 2001, the Company generated cash flows from operations of $30,702,173 and used cash flows in investing activities of $25,124,409. Cash flows generated by financing activities amounted to

$12,565,086 during the same period. The net effect of these cash flows was a net increase in cash and cash equivalents of $18,142,850, or 73.9%, during the nine-month period. During the same period, the Company's total assets decreased $4,142,067, or 1.3%. On April 17, 2000 the Company completed a secondary offering of 1,000,000 shares of its common stock at a price of $28.50 per share. Net proceeds to the Company were $25,936,388. The cash balance at December 31, 2001 was $42,677,033 as compared to $24,534,183 at March 31, 2001.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. The Company has formal programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, recently the Company has regularly funded its leasing activities with Wachovia Bank and Trust, Citizens Leasing Corporation, GE Capital Corporation, National City Bank, Hitachi Leasing America, Fifth Third Bank and Heller Financial, Inc., among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion. During the three-month period ending December 31, 2001, the Company's lease related non-recourse debt portfolio decreased 5.5% to $138,585,807.

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

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of December 31, 2001, the Company had $4,764,031 of unpaid equipment cost, as compared to $9,226,813 at March 31, 2001.

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

Subsequently, on January 19, 2001, the $20 million National City credit facility was amended and increased to $35 million and the term was lengthened to 3 1/4 years. The new facility expires on April 17, 2004. In addition, Branch Banking and Trust Company ($10 million) and PNC Bank, N.A. ($5 million) were added to the facility and National City was appointed agent. The margin related to the LIBOR interest rate option was increased from 1.50% to 2.25% to 1.75% to 2.5%. As of March 31, 2001, the Company had an outstanding balance of $5 million on the National City Credit Facility. At December 31, 2001, the Company had no outstanding debt on the facility. The loss of this relationship could have a material adverse effect on our future results as we rely on this facility for daily working capital and liquidity for our leasing business.

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

In addition to the floor planning financing, ePlus Technology, inc. and ePlus Technology of NC, inc. have accounts receivable facilities through Deutsche Financial Services Corporation. Of the total $33 million dollar facility provided by Deutsche Financial Services Corporation, $26 million is for traditional inventory floor planning and $7 million is available for accounts receivable financing. The maximum available under the accounts receivable facilities for ePlus Technology, inc. and ePlus Technology of PA, inc. are $5 million and $2 million, respectively, and as of December 31, 2001 there was an outstanding balance of $195,040 on these account receivable facilities. As of December 31, 2001 the respective floor planning inventory agreement maximum credit limits and actual outstanding balances are as follows:

                                                                                               Balance at
                     Entity                    Floor Plan Supplier         Credit Limit    December 31, 2001
         -----------------------------------------------------------------------------------------------------

         ePlus Technology of NC, inc.    Deutsche Financial Services,   $ 3,500,000           $ 2,032,214
                                         Inc.
                                         IBM Credit Corporation         $   250,000           $   226,197

         ePlus Technology of PA, inc.    Deutsche Financial Services,   $ 9,000,000           $ 2,803,191
                                         Inc.
                                         IBM Credit Corporation         $ 2,000,000           $    88,005

         ePlus Technology, inc.          Deutsche Financial Services,   $13,500,000           $ 5,448,404
                                         Inc.


Until it was terminated on February 15, 2001, ePlus Technology of PA, inc. had a line of credit in place with PNC Bank, N.A. with a maximum loan limit of $2,500,000 and it was guaranteed by ePlus inc. The facilities provided by Deutsche Financial Services Corporation for ePlus Technology of PA, inc. and ePlus Technology, inc. requires a separate guaranty of up to $4,900,000 and $2,000,000 respectively, by ePlus inc. The floor planning facility provided by IBM Credit Corporation to ePlus Technology of PA, inc. also requires a guaranty by ePlus inc. for the total balance outstanding.

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

On September 20,2001, the Company's Board of Directors authorized the repurchase from time to time of up to 750,000 shares of its outstanding common stock to a maximum of $5,000,000. As of December 31, 2001, the Company had repurchased 16,100 shares of its outstanding common stock. On February 6, 2002, the Company repurchased an additional 50,000 shares at $9.00 per share.


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

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the third quarter of the fiscal year.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and Deutsche facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and Deutsche facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of December 31, 2001, the aggregate fair value of our recourse borrowings approximated their carrying value.


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 4, 2001, the Company issued to the shareholders of SourceOne Computer Corporation 274,999 shares of common stock, valued at $7.55 per share, in connection with the purchase of all the outstanding shares of SourceOne. The issuance of these securities was made in reliance on an exemption from registration provided by Section 4(2) or Regulation D of the Securities Act, as amended, as a transaction by an issuer not involving any public offering. The shareholders of SourceOne represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transaction, and an appropriate legend was affixed to the share certificates issued in the transaction. The shareholders of SourceOne had adequate access to information about ePlus through information made available to the shareholders of SourceOne. The shareholders of SourceOne were granted certain registration rights in connection with the transaction.


Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable

Item 5.   OTHER INFORMATION
          Not Applicable


Item 6(a) Exhibits
          None

Item 6(b) Reports on Form 8-K

Form 8-K dated October 9, 2001, and filed with the SEC on October 12, 2001, to report that the Company had entered into, and subsequently consummated, a stock purchase agreement to purchase all of the outstanding common shares of SourceOne Computer Corporation. Total consideration for the acquisition was $2,875,000 which consisted of $800,006 in cash and 274,999 in unregistered shares of ePlus inc. common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  ePlus inc.


                                  /s/ PHILLIP G. NORTON
                                  --------------------------------------------
                                  By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                  Date: February 14, 2002


                                  /s/ STEVEN J. MENCARINI
                                  --------------------------------------------
                                  By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                                  Date: February 14, 2002