Form 10-K
period 2002-03-31
EPLUS INC
filed 2002-07-01
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 2002
                                 ---------------
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the price at which the stock was sold as of June 21, 2002 was $49,684,987. The number of shares of Common Stock outstanding as of June 21, 2002, was 10,384,220.


                       DOCUMENTS INCORPORATED BY REFERENCE



The following documents are incorporated by reference into the following parts of this Form 10-K:


Document                                                               Part
--------------------------------------------------------------------------------

Portions of the Company's definitive Proxy Statement                  Part III
to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end.

                                     PART I

ITEM 1.  BUSINESS

ePlus inc. CORPORATE STRUCTURE

ePlus inc. ("the Company" or "ePlus"), a Delaware corporation, was formed in 1996. The Company changed its name from MLC Holdings, Inc. to ePlus on October 19, 1999. ePlus engages in no other business other than serving as the parent holding company for the following companies:

o        ePlus Group, inc. ("ePlus Group");
o        ePlus Technology of NC, inc.;
o        ePlus Technology of PA, inc.;
o        ePlus Technology, inc.;
o        ePlus Government, inc.;
o        ePlus Capital, inc;
o        ePlus Systems, inc.; and
o        ePlus Content Services, inc.

ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and are the entities that hold certain assets and liabilities acquired from ProcureNet, Inc. ePlus Capital, inc. owns 100 percent of ePlus Canada Company which was created on December 27, 2001 to transact business within Canada. As of March 31, 2002, ePlus Canada Company had not yet initiated business activity and had no business locations. ePlus Government, inc. was incorporated on September 17, 1997 to handle business servicing the federal government marketplace, which includes financing transactions that are generated through government contractors. ePlus Capital, inc. did not transact any business during the fiscal year ended March 31, 2002 but is expected to transact business in the near future. ePlus Group also has a 5% membership interest in MLC/CLC LLC and serves as its manager. On October 22, 1997, the Company formed MLC Leasing, S.A. de C.V., which is jointly owned by ePlus Group, inc. and ePlus Technology of NC, inc., to provide a legal entity capable of conducting a leasing business in Mexico. To date, this entity has conducted no business and has no employees or business locations.

ACQUISITIONS

The Company has acquired the following material entities or assets since 1997. The following is a recap of the acquisitions presented in chronological order.



                                                       Major
                                                      Business                     Accounting
Date Acquired               Acquisition              Locations                       Method                    Consideration
------------------------------------------------------------------------------------------------------------------------------------
March 29, 2002          Certain assets and          Boston, MA,                    Purchase             $2,150,000 in cash
                        liabilities from Elcom      Philadelphia, PA                                    plus the assumption of
                        International Inc.'s IT     San Diego, CA                                       certain liabilities
                        fulfillment and             and New York
                        professional service        City, NY
                        business (merged into
                        ePlus Technology, inc.
                        upon acquisition)

October 4, 2001         SourceOne Computer          Campbell, CA                   Purchase            274,999 shares of Common
                        Corporation (merged into                                                       Stock valued at $2,007,500
                        ePlus Technology, inc.                                                         and $800,006 in cash
                        upon acquisition)

May 15, 2001            Certain assets and          Avon, CT and                   Purchase            442,833 shares of Common
                        liabilities from            Houston, TX                                        Stock valued at $3,873,150
                        ProcureNet, Inc. (merged                                                       and $1,000,000 in cash
                        into newly created                                                             plus the assumption of
                        entities ePlus Systems,                                                        certain liabilities
                        inc. and ePlus Content
                        Services, inc.)

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

July 1, 1998            PC Plus, Inc. (now named    Herndon, VA                    Purchase            263,478 shares of Common
                        ePlus Technology, inc.)                                                        Stock valued at $3,622,823
                                                                                                       and $3,622,836 in cash

September 29, 1997      Educational Computer        Pottstown, PA                  Pooling of          498,998 shares of Common
                        Concepts, Inc. (now                                        Interests           Stock valued at $7,092,000
                        named ePlus Technology
                        of PA, inc.)

July 24, 1997           Compuventures of Pitt       Wilmington,                    Pooling of          260,978 shares of Common
                        County, Inc. (now named     Greenville, and                Interests           Stock valued at $3,384,564
                        ePlus Technology of NC,     Raleigh, NC
                        inc.)



OUR BUSINESS

ePlus has developed its Enterprise Cost Management model through development and acquisition of software, products, and business process services over the past five years. Its current offering includes IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services. We have been in the business of selling, leasing, financing, and managing information technology and other assets for over ten years and currently derive the majority of our revenues from such activities. We sell primarily by using our internal sales force and through vendor relationships to commercial customers, federal, state and local governments, and higher education institutions. We also lease and finance equipment and supply software and services directly and through relationships with vendors, equipment manufacturers, and systems integrators.

ePlus Enterprise Cost Management ("eECM") is positioned to provide a comprehensive offering of products and services to the targeted middle market and larger businesses, governments, and institutions. Enterprise Cost Management is a multi-disciplinary approach for implementing, controlling, and maintaining cost savings throughout an organization, including the costs of purchasing, lifecycle management, and financing. It represents the continued evolution of our original offering of ePlusSuite e-commerce products.

The key elements of our business and our Enterprise Cost Management solution are:

     o IT Sales: We are an authorized reseller of the leading IT hardware and software products and have technical support personnel to support the sales and implementations.

     o Financial Services: ePlus Financial Services offers a wide range of competitive and tailored financing options, including leases and financing for a wide variety of fixed assets.

     o eProcurement: Procure+, our e-procurement software package, has sophisticated workflow, catalog management, and transaction management capabilities that provide customers with the tools to search, request, and acquire goods and services while instilling centralized control over enterprise purchases and processes.

     o Supplier Enablement: Content+ is the catalog and content management software that contains over 250,000 pattern matching rules and 40,000 product classifications for content generation enabling customers to either use or provide enriched, parametrically searchable catalogs.

     o Asset Management: Manage+ is our asset management software, which streamlines the tracking of a customer's assets and delivers valuable business intelligence for compliance, reporting, budgeting and planning.

     o Professional Services: We provide an array of network engineering planning, data storage and system intrusion security management and monitoring, implementation and network imaging and maintenance services to support our customer base as part of our consolidated service offering.

     o Business Process Outsourcing: We provide outsourced services to augment the eECM solution for customers including payables processing, vendor management, contract compliance, invoice reconciliation, and document imaging.

The procurement software products and services, asset management and business process outsourcing are key functions of supporting and retaining customers for our sales and finance businesses. The Company has developed and acquired these products and services to distinguish ePlus from its competition to provide a comprehensive offering to customers. Our target customers are primarily middle-market and larger companies, with revenues between $25 million and $1 billion per year. We believe there are over 60,000 customers in this target market.

Our target customer has one or more of the following business characteristics that we believe qualifies us as a preferred solution:

     o seeks a lower cost alternative to licensing enterprise software solutions while preserving the investment in legacy IT infrastructures;

     o will benefit from the cost savings and efficiency gains that can be obtained from a solution which integrates e-procurement, asset management, catalog content functionality, electronic bill presentment and payment and financing;

     o prefers to retain the flexibility to negotiate prices with designated vendors or buying exchanges;

     o wants to lower its total cost of ownership of fixed assets by re-designing business processes and proactively managing its fixed asset base over the life of the asset; and

     o seeks a comprehensive solution for its entire supply chain from selection, requisition, purchase, settlement, ownership, financing and disposal of assets.

See "Note 12 - SEGMENT REPORTING" in the attached consolidated financial statements. ePlus has two basic business segments. Our first segment is the financing business unit that consists of the equipment and financing business to both commercial and government-related entities and the associated business process outsourcing services. Our second segment is our technology sales business unit that includes all the technology sales and related services including procurement, asset management, and catalog software sales and services.

INDUSTRY BACKGROUND

Growth   of  the   Internet   as  a   Communications   Channel   for   Efficient
Business-to-Business Electronic Commerce

The  Internet  is  now  a  preferred   channel  for  many   business-to-business
transactions for most organizations. In the intensely competitive business environment, businesses have increasingly adopted Internet-based software applications and related tools to streamline their business processes, lower costs, and make their employees more productive.

Traditional Areas of Business Process Automation

Businesses have traditionally attempted to reduce costs through the automation of internal processes. Similar efforts have been made to improve the procurement process for operating resources in which we specialize, which include information technology and telecommunications equipment, office equipment and supplies and professional services. The purchase and sale of these goods comprise a large portion of business-to-business transactions.

Many organizations continue to conduct procurement and management of operating resources through costly paper-based processes that require actions by many individuals both inside and outside the organization. Traditional processes also do not generally feature automated spending and procurement controls and, as a result, may fail to direct spending to preferred vendors and may permit spending on unapproved goods and services.

Many large companies have installed enterprise resource planning ("ERP") and supply chain automation systems and software to increase their procurement efficiency for operating resources. These systems are often complex and are designed for use by a relatively small number of sophisticated users. They may not provide the necessary inter-activity with the vendor. In addition, a variety of point-to-point solutions such as electronic data interchange have been developed. However, the expense and complexity associated with licensing, implementing and managing these solutions can make them unsuitable for all but the largest organizations.

Opportunity for Business-to-Business Enterprise Cost Management Solutions

We believe that an opportunity exists to provide an Internet-based Enterprise Cost Management solution either in-house or remotely hosted. Our end-to-end business process solutions integrate the procurement and management of assets with financing, fulfillment and other asset services. These solutions streamline processes within an organization and provide integrated access to third-party content, commerce and services. Our comprehensive approach also facilitates relationships with the customer's preferred vendors.

THE ePlus SOLUTION

Our Enterprise Cost Management framework is designed to provide an integrated suite of Internet-based business-to-business supply chain management solutions designed to improve productivity and enhance operating efficiency on a company-wide basis. eECM provides customers visibility and control of transactions and owned assets and, as a suite of integrated business applications, reduces redundancies throughout their process. The ePlus offering currently includes Internet-based applications for the catalog content management, e-procurement, asset management, document imaging, electronic bill presentment and payment, and management of operating resources that can be integrated with financing and other asset services. In addition, our solution uses the Internet as a gateway between employees and third-party content, commerce and service providers. We believe our solution makes our customers' companies more efficient, while providing better information to management.

ePlus allows customers to automate and customize their existing business rules and procurement processes using an Internet-based workflow tool. We offer customers a choice of Internet products on a licensed basis or as a remotely-hosted solution, which can reduce the up-front costs for customers, facilitate a quick adoption, and eliminate the need for customers to maintain and update software. We believe our solution can be implemented faster with fewer programmers or developers than many competing solutions.

STRATEGY

Our goal is to become a leading provider of Enterprise Cost Management services. The key elements of our strategy include the following:

Convert current and future customers to our services

We have an existing client base of approximately 2,000 customers, the vast majority of which are based in the United States. We believe our years of experience in developing supply chain management solutions, including financing, asset management and information technology sales and service, give us significant advantages over our competitors. Consequently, we believe we are well positioned to offer a comprehensive Enterprise Cost Management solution tailored to meet our customers' specific needs. We offer our software-based services through both a hosted version that can be obtained through a subscription fee basis or as a stand-alone product that can be licensed by the customer.

Expand our sales force and marketing activities

We currently have approximately 186 people in our sales and marketing function, which represents a substantial increase compared to the previous year of 117. We have expanded our presence in locations that have a high concentration of fast-growing middle and large market companies. In addition, we plan to add sales staff to certain key geographic areas. We will seek to hire experienced personnel with established customer relationships and with backgrounds in hardware and software sales and supply chain management. We may also selectively acquire companies that have attractive customer relationships, skilled sales forces or have technology or services that may enhance our Enterprise Cost Management offerings.

Expand the functionality of our Internet-based solutions

We will continue to improve our Enterprise Cost Management offering to expand its functionality to serve our customer's needs. In addition, we intend to use the flexibility of our platform to offer additional products and services when economically feasible. As part of this strategy, we may also acquire technology companies to expand and enhance the platform of Enterprise Cost Management services to provide additional functionality and value added services.



DESCRIPTION OF ENTERPRISE COST MANAGEMENT ("ECM")

eECM consists of six basic service products that have either been internally developed or have been acquired and incorporated into our total business process. The ECM framework consists of Procure(+), Manage(+), ePlus Leasing, Content(+), strategic sourcing and business process outsourcing. These combined services and software offerings are integrated so that each component links with and shares information. Procure(+), Manage(+) and Content(+) are the key parts of our software solution offerings and ePlus Leasing, strategic sourcing and business process outsourcing are the services provided by us. Pay(+) is our new electronic payment and presentment software which is currently being offered to several beta customers.

Procure(+). Procure(+) represents our software solutions that offer Internet-based procurement capabilities that enable companies to reduce their purchasing costs while increasing their overall supply chain efficiency. Cost reductions are achieved through user-friendly application functionality designed to reduce off-contract, or unauthorized purchases, automate unnecessary manual processes, improve leverage with suppliers and provide links to a sophisticated asset information repository, Manage(+). Procure(+) is available as a stand-alone license or as a remotely-hosted solution under a subscription basis.

Procure(+) provides the following features and functions for the customer:

     o Electronic Catalogs-combines multiple vendor catalogs including item pricing and availability information, which can be updated as required. Catalog content can be viewed in customized formats and can include detailed product information.

     o Workflow and Business Rules-graphically displays complex business rules to build the internal workflow process to mirror the customer's organization. No coding or expensive programming is required at the customer level. Multiple business rules can be used, and the customer or ePlus can make changes. Approval thresholds and routing rules can be set by dollar amount, quantity, asset type or other criteria.

     o Order Tracking-provides detailed information online about every order, including date and time stamps from requestors, approvers, purchasers, vendors and shippers enabling customers to track orders and to create detailed order audit trails.

     o Order Information-contains multiple data fields which can be easily customized to provide complete information to the customer, such as accounting codes, budget costs, cost center information, notes, and shipping and billing information.

     o Multiple Currency-contains the ability to handle multiple currency issues.

The key benefits of Procure(+) include:

     o easy to use, either as an Internet-based interface that requires no software to be installed at a customer's location and limited training, or installed in-house and run on a customer's internal systems;

     o    easy  implementation  without the assistance or expense of third-party
          consultants   as  ePlus  usually   provides  the   configuration   and
          implementation services;

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


Content(+). Content(+) provides functionality to extract, cleanse, update, and syndicate electronic catalog content and related business information. The core to Content(+) is the program Common Language Generator (CLG), which incorporates a knowledge base of over 200,000 business rules and 44,000 commodity and class codes to automatically cleanse and classify suppliers' product content into categories that can be easily represented and searched in online catalogs. Content(+) is utilized by purchasing organizations for supplier enablement and by selling organizations for content syndication.

Content(+)   is  a  software   solution  for  clients   that  require   in-house
functionality to aggregate, normalize, enrich and manage data.

Components of Content+ provides the following information and services to the customer:

     o Common Language Generator (CLG)- transforms unstructured and raw supplier data into a structured, enriched, and organized state for an eCommerce platform.

     o Content+ Maintenance- the Content+ Maintenance Utility provides users with the ability to perform in-house catalog maintenance through a user-friendly interface that provides the ability to create, add, delete, modify data and track changes throughout a catalog.

     o Content+ Load- imports supplier catalog files into the client's own internal catalog structure, simplifying content updates and the creation of catalogs.

     o Content Services and Management- Content+ Services are designed to quickly augment the customer's content capabilities to meet their business requirements for building, loading, aggregating, publishing and syndicating data and achieve better search results with standardized, reusable product data, accurate data classifications, and highly enriched output. Most customers are provided an end-to-end content solution that is customized to fit their business requirements.

     o Catalog Hosting Services- we also provide 24/7 operations and support with maintenance services for both content and catalogs. In addition, we can syndicate content to all formats, including XML, CSV, procurement applications, printed catalogs, and to widely used ERP and Accounting Systems.

     o Aggregation Services- our services include contacting manufacturers and suppliers to retrieve and capture all relevant product information, including descriptions, images, and drawings. We also create data sources for future updates and maintenance of product descriptions.

     o Ready-to-Go Content- ePlus has developed "ready-to-go" content which consists of one million items of product content that is enriched, classified, and eCommerce enabled. The content items span 44,000 categories encompassing most everything the average business needs to buy. ePlus Content currently offers its services and software solutions for both the buy and sell-side electronic commerce marketplace.


Manage(+). Manage(+) offers Internet-based asset management capabilities that are designed to provide customers with comprehensive asset information to enable them to proactively manage their fixed assets and lower the total cost of ownership of the assets. Assets procured using Procure(+) or from other sources including other e-procurement or ERP systems can populate the Manage(+) database to provide a seamless link. Manage(+) is a remotely-hosted solution. Manage(+) provides the following information to the customer:

     o Asset Information--contains descriptive information on each asset, including serial number, tracking number, purchase order number, manufacturer number, model number, vendor, category, billing code, order date, shipping date, delivery date, install date, equipment status and, if applicable, lease number, lease schedule, lease start date, lease end date, lease term, remaining term and information on any options ordered with the equipment.

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

The key benefits of Manage(+) include:

     o an easy-to-use Internet-based interface that requires no software to be installed at a customer's location and limited training;

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

     o tracking of all pertinent financial, contractual, location, cost center, configuration, upgrade and usage information for each asset enabling customers to calculate the return of their investment by model, vendor, department or other factors; and

     o reducing overruns and assistance with application rollouts and the annual budgeting process.

ePlus Leasing. ePlus Leasing is our service that facilitates the financing of purchases on terms previously negotiated by a customer with a financing provider while automating the accumulation of data to assist in the financing process. ePlus Leasing allows customers to order equipment when desired and to aggregate a substantial number of orders onto one or more financing transactions at the end of a pre-determined order period (usually one to three months). Transactions can be invoiced by location, division, or business unit, if so desired by the customer. ePlus Leasing can help a customer simplify the process, lower costs and increase productivity.

We assist customers in structuring loans, leases, sales/leasebacks, tax-exempt financing, vendor programs, private label programs, off-balance sheet leases and federal government financing in order to meet their requirements.

Other eECM Services. Our Business Process Outsourcing, network engineering, monitoring and maintenance and implementation service allows customers to obtain high-quality services that can be linked and consolidated with other components of our eECM solution. Certain types of assets that are procured through
Procure(+) can be configured, imaged, staged, and installed by us on the customer site. Our services assist our customers in managing their existing information technology asset base, including maintenance, network engineering, information security management, project management, training and other technology services. Our Pay(+) service provides electronic presentment and payment. Having an extensive services offering provides a material distinction between ePlus and its competition.

IMPLEMENTATION AND CUSTOMER SERVICE

We use a project management approach to the implementation of eECM solution with each new customer. Our team consists of implementation specialists, who are responsible for the customer evaluation and implementation of the solution, customer relationship managers who lead the customer's long-term support team, and the appropriate engineering staff members to provide technology services, if required, to the customer.

Our implementation of our solution is a multi-step process that requires, on average, approximately four to nine weeks and involves the following steps:

     o We conduct an operational audit to understand the customer's business processes across multiple departments, existing ERP and outsourced applications, future plans, procurement approval processes and business rules and internal control structure.

     o We design a customized procurement, management and service program to fit the customer's organizational needs.

     o We implement an Internet-based Enterprise Cost Management system which can include: customer workflow processes and business rules using our graphical route-builder, custom catalogs linking to chosen vendors, including ePlus, custom reporting and querying, and data capture parameters for the Manage(+) asset repository.

     o    We beta test the site and train the customer's personnel.

     o We provide help desk, technological assistance, and remote network monitoring on a constant basis.

We provide Enterprise Cost Management as a service solution to our customers, and the ongoing support of the customer and our commitment to the highest possible customer satisfaction is fundamental to our strategy. We use a team approach to providing customer care and assign each customer to a specific team so that they are able to continue to interact with the same ePlus personnel who have experience and expertise with the customer's specific business processes and requirements.

TECHNOLOGY

General. Our Procure(+) and Manage(+) applications are fully standards-based, designed for the Internet and built upon an underlying architecture that is based on leading application frameworks. These frameworks provide access security, load balancing, resource pooling, message queuing, distributed transaction processing and reusable components and services.

Our applications are designed to be scalable, due to our multi-tiered architecture employing thin client, multi-threaded application servers and relational databases. Our applications are available to our customers over any standard Internet browser without the need to download applets or executables.

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

Our Enterprise Cost Management product can be integrated with external systems such as ERP systems, financial management systems, human resource systems (for user information and organizational structure) and project accounting systems. These interfaces allow for the exchange of data between systems. These integration processes can be scheduled according to the needs of our customers' information services and finance departments.

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

RESEARCH AND DEVELOPMENT

Our software has been acquired from third-party vendors or has been developed by us. In the past, we relied heavily on licensed software and outsourced development, but with the acquisition of the software products and the hiring of the employees obtained from the acquisition of ProcureNet, Inc. on May 15, 2001, much of our current software development is handled within the company. We have also outsourced certain programming tasks to a highly specialized offshore development company. We own programs that we market or we have obtained perpetual license rights and source code from third-party software companies. Subject to certain exceptions, we generally retain the source code and intellectual property rights of the customized software.

To successfully implement our business strategy, we are providing both a hosted and stand-alone software functionality and related services that meet the demands of our customers and prospective customers. We expect that competitive factors will create a continuing need for us to improve and add to our Enterprise Cost Management offering. The addition of new products and services will also require that we continue to improve the technology underlying our applications. We intend to maintain our competitive advantage by focusing our current resources in maintaining our state-of-the-art programs.

SALES AND MARKETING

We focus our marketing efforts on achieving lead generation and converting our existing customer base to our ECM solution. The target market for our customer base is primarily middle and large market companies with revenues between $25 million and $1 billion. We believe there are over 60,000 customers in our target market. Our sales representatives are paid on a salary plus commission basis, with specific incentives for generating new customer relationships and revenues.

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

Our sales force is organized regionally in 36 office locations throughout the country. See "Item 2. PROPERTIES" for additional office location information. As of June 17, 2002 our sales organization included approximately 186 sales and sales support personnel.

INTELLECTUAL PROPERTY RIGHTS

Our  success  depends  in  part  upon  proprietary  business  methodologies  and technologies that we have licensed and modified. We own certain software programs or have entered into software licensing agreements in connection with the development of our Enterprise Cost Management offering. We rely on a combination of copyright, service mark and trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect intellectual property rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

We currently have two patents that originated from the assets acquired from ProcureNet, Inc. regarding our electronic sourcing and catalog systems. We cannot provide any assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through administrative process or litigation. We also have the following trademarks: ePlus, ePlusSuite, Procure(+), Manage(+), Finance(+), Service(+), EPLUS LEASING, EPLUS ONLINE and EPLUS ADVANTAGE.

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

FINANCING AND SALES ACTIVITIES

We have been in the business of selling, leasing, financing, providing procurement and asset management software and managing information technology and other assets for over ten years and currently derive the majority of our revenues from such activities. We believe we can develop formal contractual arrangements with our current as well as new financing sources to provide equipment financing and leasing for our customers.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing, and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal governments. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes.

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

We aggressively manage the remarketing process of our leases to maximize the residual values of our leased equipment portfolio. To date, we have realized a premium over our original booked residual assumption or the net book value. The majority of these gains are attributable to early termination fees as a direct result of our remarketing strategy.

Sales. We have been providing technology sales and services since 1997. We are an authorized reseller or have the right to resell products and services from over 150 manufacturers and distributors. Our largest vendor relationships include Compaq, Tech Data, Hewlett Packard, Dell Computer Corporation, Microsoft Corporation, Ingram Micro, Inc., and IBM. We have in excess of 150 vendor authorizations to market specific products. Our flexible platform and customizable catalogs facilitate the addition of new vendors with little incremental effort. Our reseller product transactions have varying sales on account terms from net 45 days to collect on delivery, depending on the customer's credit and payment term requirements.

Financing and Bank Relationships. We have a number of bank and finance company relationships that we use to provide working capital for all of our businesses and long-term financing for our lease financing businesses. Our finance department is responsible for maintaining and developing relationships with a diversified pool of commercial banks and finance companies with varying terms and conditions. During the years ended March 31, 2000 and 2001, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest, that amounted to 11% and 5% of the Company's revenues, respectively. No transactions occurred in the year ended March 31, 2002 with this entity. See "Item 7, Management's Discussion and Analysis of Results of Operations, Financial Condition, Liquidity and Capital Resources."

Risk Management and Process Controls. It is our goal to minimize the financial risks of our balance sheet assets. To accomplish this goal, we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have internal control processes, including contract origination and management, cash management, servicing, collections, remarketing and accounting. Whenever possible, we use non-recourse financing (which is limited to the underlying equipment and the specific lessee and not the Company's general assets) for our leasing transactions and we try to obtain lender commitments before acquiring the related assets. We have over 40 non-recourse financing sources that we use, including Citizens Banking Corporation, De Lage Landen Financial Services, Fifth Third Bank, Fleet Business Credit Corporation, GE Capital Corporation, J.P. Morgan Leasing, and Key Corporate Capital, Inc.

When desirable, we manage our risk in assets by selling leased assets, including the residual portion of leases, to third parties rather than owning them. We try to obtain commitments for these asset sales before asset origination in a financing transaction. We also use agency purchase orders to procure equipment for lease to our customers as an agent, not a principal, and otherwise take measures to minimize our inventory. Additionally, we use fixed-rate funding and issue proposals that adjust for material adverse interest rate movements as well as material adverse changes to the financial condition of the customer.

We have an executive management review process and other internal controls in place to protect against entering into lease transactions that may have undesirable financial terms or unacceptable levels of risk. Our lease and sale contracts are reviewed by senior management for pricing, structure, documentation, and credit quality. Due in part to our strategy of focusing on a few types of equipment categories, we have extensive product knowledge, historical re-marketing information and experience on the products we lease, sell and service. We rely on our experience in setting and adjusting our sale prices, lease rate factors and the residual values.

Default and Loss Experience. During the fiscal year ended March 31, 2002, we reserved for $1,488,706 in credit losses and incurred actual credit losses of $183,618. During the fiscal year ended March 31, 2001 we reserved for $1,989,245 in credit losses and incurred actual credit losses of $368,612.

COMPETITION

The market for leasing, IT sales and services and procurement software services is intensely competitive, subject to economic conditions, rapid change and significantly affected by new product introductions and other market activities of industry participants. We expect to continue to compete in all three areas of business against local, regional and national firms. We compete directly with various leasing companies such as GE Capital Corporation and bank leasing subsidiaries as well as captive finance companies, such as IBM Credit Corporation. Many of these competitors are well-established, have substantially greater financial, marketing, technical, and sales support than we do, and have established reputations for success in the purchase, sale and lease of computer-related products. In addition, many computer manufacturers may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such manufacturers.

Our current and potential competitors in the procurement software and electronic commerce market include, among others, Ariba, Inc., Commerce One, Inc., Clarus Corporation, International Business Machines Corporation, and General Electric. In addition, there are a number of companies developing and marketing business-to-business electronic commerce solutions targeted at specific vertical markets. Other competitors are also attempting to migrate their technologies to an Internet-enabled platform. Some of these competitors and potential competitors include ERP vendors, Oracle, SAP and Peoplesoft, which are expected to sell their procurement and asset management products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We also face indirect competition from potential customers' internal development efforts and have to overcome potential customers' reluctance to move away from existing legacy systems and processes.

We believe  that the  principal  competitive  factors  for  business-to-business electronic commerce solutions are scalability, functionality, ease-of-use, ease-of-implementation, ability to integrate with existing legacy systems, experience in business-to-business supply chain management and knowledge of a business' asset management needs. We believe we can compete favorably with our competitors in these areas within our framework of ECM that consists of Procure(+), Manage(+), ePlus Leasing, Content(+), strategic sourcing and business process outsourcing.


EMPLOYEES

As of March 31, 2002 we employed 582 full-time and part-time employees who operated through approximately 36 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe our relationships with our employees are good. The functional areas of our employees are as follows:

                                             Number of Employees
                                           -----------------------

       Sales and Marketing                            186
       Technical Support                              166
       Contractual                                     59
       Accounting and Finance                          62
       Administrative                                  60
       Software and Development                        35
       Executive                                       14


RISK FACTORS

The Limited Operating History Of Our eCommerce Related Products and Services Makes It Difficult To Evaluate Our Business And Our Prospects

Our eECM solution introduced in May, 2002 and our ePlusSuite solution introduced in November, 1999, have had limited operating histories. Although we have been in the business of financing and selling information technology equipment since 1990, we will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new business models in evolving markets. Some of these challenges relate to our ability to:

     o increase the total number of users of our Enterprise Cost Management services;

     o    adapt to meet changes in our markets and competitive developments;

     o hire sufficient personnel to accommodate the expected growth in our customer base; and

     o continue to update our technology to enhance the features and functionality of our suite of products.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties.

The  Electronic  Commerce   Business-To-Business   Solutions  Market  Is  Highly
Competitive And We Cannot Assure That We Will Be Able To Effectively Compete

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

We May Not Be Able To Hire And Retain Sufficient Sales, Marketing And Technical Personnel That We Need To Succeed

To increase market awareness and sales of our offerings, we may need to substantially expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical support. Competition for qualified sales, marketing and technical personnel can be intense, and we might not be able to hire and retain sufficient numbers of such personnel to grow our business.

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

If We Publish Inaccurate Catalog Content Data, Our Business Could Suffer

Any defects or errors in catalog content data could harm our customers or deter businesses from participating in our offering, damage our business reputation, harm our ability to attract new customers and potentially expose us to legal liability. In addition, from time to time some participants in Enterprise Cost Management services could submit to us inaccurate pricing or other catalog data. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products and could harm our business, operating results and financial condition.

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

We Are Dependent Upon Our Current Management Team

Our operations and future success depend on the efforts, abilities and relationships of our Chairman, Chief Executive Officer and President, Phillip G. Norton; our founder and Executive Vice President, Bruce M. Bowen, who also serves as a director; Steven J. Mencarini, Senior Vice President and Chief Financial Officer and Kleyton L. Parkhurst, Senior Vice President, Secretary and Treasurer. The loss of any of these key management officers or personnel could have a material adverse effect on our business, operating results and financial condition. Each of these officers has an employment agreement with us. We also maintain key-man life insurance on Mr. Norton.

ITEM 2.  PROPERTIES

The Company operates from 36 office locations. Our total leased square footage is approximately 129,468 square feet for which we pay rent of approximately $195,732 per month. Some of our companies operate in shared office space to improve sales, marketing and improve cost efficiency. We do not own any real estate. Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the approximate number of current employees as of June 21, 2002, the approximate square footage and the general office functions.




                                                  Number of     Approximate
      Location                Company             Employees     Square Footage           Function
---------------------- ----------------------- --------------- --------------- -------------------------------------

Herndon, VA            ePlus Group, inc.            217            33,000      Corporate and subsidiary
(2 locations)          ePlus Technology,                                       headquarters, sales, technical
                       inc.,                                                   support and warehouse
                       ePlus Government, inc.

Bristol, PA            ePlus Technology, inc.        50            23,605      Sales and technical support

Pottstown, PA          ePlus  Technology of          59            18,300      Subsidiary headquarters, sales,
(2 locations)          PA, inc.                                                technical support and warehouse

Campbell, CA           ePlus Technology, inc.        41            7,040       Sales, technical support and
                                                                               warehouse

Wilmington, NC         ePlus   Technology  of        38            6,068       Subsidiary headquarters, sales and
                       NC, inc.                                                technical support

Raleigh, NC            ePlus Group, inc.             21            8,000       Sales-shared and technical support
                       ePlus Technology of NC, inc.

Avon, CT               ePlus Systems, inc.           15            5,030       Subsidiary headquarters, sales and
                                                                               technical development

Houston, TX            ePlus Content                 10            4,000       Subsidiary headquarters, sales and
                       Services, inc.                                          e-commerce catalog service center

Canton, MA             ePlus  Technology,            33            9,000       Sales and technical support
                       inc.
Other locations                                      83            15,425      Sales and technical support


The two largest locations, Herndon, VA and Pottstown, PA, have lease expiration dates of November 30, 2004 and June 30, 2005, respectively. The Bristol, PA and Canton, MA offices arose from the acquisition of Elcom International, Inc.'s IT fulfillment and professional service business. Both spaces are contracted from Elcom International, Inc. under a Master Service Agreement that is on a monthly basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since November 1, 1999, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "PLUS." Previously, the Company's Common Stock was traded on the Nasdaq National Market from November 20, 1996 to October 31, 1999 under the symbol "MLCH." The following table sets forth the range of high and low sale prices for the Common Stock for the period April 1, 2000 through March 31, 2002, by quarter.

Quarter Ended                         High                         Low

June 30, 2000                        $ 37.12                      $ 12.50
September 30, 2000                   $ 30.50                      $ 14.62
December 31, 2000                    $ 23.62                      $  7.28
March 31, 2001                       $ 17.75                      $  7.37
June 30, 2001                        $ 10.88                      $  6.17
September 30, 2001                   $ 11.40                      $  6.75
December 31, 2001                    $ 10.25                      $  7.15
March 31, 2002                       $  9.79                      $  8.62

On June 21, 2002 the closing price of the Common Stock was $7.75 per share. On June 21, 2002, there were 213 shareholders of record of our common stock. We believe there are over 400 beneficial holders of the Company's common stock.

DIVIDENDS

The Company has never paid a cash dividend to stockholders. We have retained our earnings for use in the business. There is also a contractual restriction in our ability to pay dividends. Our National City Bank Facility restricts dividends to 50% of net income accumulated after September 30, 2000. Therefore, the payment of cash dividends on the Common Stock is unlikely in the foreseeable future. Any future determination concerning the payment of dividends will depend upon the elimination of this restriction and the absence of similar restrictions in other agreements, our financial condition, results of operations and any other factors deemed relevant by our Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and the information included under "Item 7, Management's Discussion and Analysis of Results of Operations, Financial Condition, Liquidity and Capital Resources - As of and For the Years Ended March 31, 2000, 2001 and 2002" and "Item 1, Business."

ePLUS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)


                                                                           Year Ended March 31,
                                                     ----------------------------------------------------------------------
                                                          1998          1999          2000         2001          2002
                                                     ----------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
Revenues:

   Sales of equipment                                     $ 47,419      $ 83,516       166,252     $ 216,183     $ 127,753
   Sales of leased equipment                                50,362        84,379        57,360        34,031         9,353
   Lease revenues                                           14,882        20,611        31,374        42,694        48,850
   Fee and other income                                      5,779         5,464         9,747        13,678        19,029
                                                     ----------------------------------------------------------------------
      Total revenues                                       118,442       193,970       264,733       306,586       204,985
                                                     ----------------------------------------------------------------------
Costs and Expenses:
   Cost of sales of equipment                               37,423        71,367       147,209       182,474       111,598
   Cost of sales of leased equipment                        49,669        83,269        55,454        33,329         9,044
   Direct lease costs                                        5,409         6,184         8,025        16,535         9,579
   Professional and other costs                              1,073         1,222         2,126         3,363         2,718
   Salaries and benefits                                    10,357        11,880        19,189        30,611        32,797
   General and administrative expenses                       3,694         5,152         7,090        10,766        12,517
   Interest and financing costs                              1,837         3,601        11,390        15,523        11,810
   Nonrecurring acquisition costs                              250             -             -             -             -
                                                     ----------------------------------------------------------------------
      Total costs and expenses                             109,712       182,675       250,483       292,601       190,063
                                                     ----------------------------------------------------------------------

Earnings before provision for income taxes                   8,730        11,295        14,250        13,985        14,922
Provision for income taxes                                   2,691         4,579         5,875         5,667         6,010
                                                     ----------------------------------------------------------------------
Net earnings                                               $ 6,039       $ 6,716       $ 8,375       $ 8,318       $ 8,912
                                                     =====================================================================

Net earnings per common share - Basic                       $ 1.00        $ 0.99        $ 1.09        $ 0.86        $ 0.87
                                                     ======================================================================
Pro forma net earnings (1)                                 $ 5,426
                                                     ==============
Pro forma net earnings per common share - Basic             $ 0.90
                                                     ==============

Weighted average shares outstanding - Basic              6,031,085     6,769,732     7,698,287     9,625,891    10,235,129




(1) Pro forma net earnings for the year ended March 31, 1998 as if companies which were subchapter S corporations prior to their business combination with the Company, which were accounted for under the pooling of interests method in fiscal 1998, had been subject to federal income tax throughout the periods presented.

ePLUS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)


                                                                                          As of March 31,
                                                                 -------------------------------------------------------------------
                                                                     1998          1999         2000         2001          2002
CONSOLIDATED BALANCE SHEETS
Assets:

   Cash and cash equivalents                                         $ 18,684       $ 7,892     $ 21,910      $ 24,534     $ 28,224
   Accounts receivable                                                 16,383        44,090       60,167        57,627       41,397
   Notes receivable                                                     3,802           547        1,195         1,862          228
   Inventories                                                          1,214           658        2,445         2,651          872
   Investment in leases and leased equipment, net                      39,792        86,901      231,999       202,846      169,087
   Other assets                                                         2,137        12,357       24,628        15,754       27,503
   All other assets                                                     1,184         1,914        2,991         5,593       11,685
                                                                 -------------------------------------------------------------------
      Total assets                                                   $ 83,196     $ 154,359    $ 345,335     $ 310,867    $ 278,996
                                                                 ===================================================================

Liabilities:
   Accounts payable - equipment                                      $ 21,284      $ 18,049     $ 22,976       $ 9,227      $ 3,899
   Accounts payable - trade                                             6,865        12,518       29,452        18,926       15,105
   Salaries and commissions payable                                       390           536          957         1,293          492
   Recourse notes payable                                              13,037        19,081       39,017         8,876        4,660
   Nonrecourse notes payable                                           13,028        52,429      182,845       157,960      129,095
   All other liabilities                                                5,048         7,932       12,967        22,678       19,456
                                                                 -------------------------------------------------------------------
      Total liabilities                                                59,652       110,545      288,214       218,960      172,707
Stockholders' equity                                                   23,544        43,814       57,121        91,907      106,289
                                                                 -------------------------------------------------------------------
Total liabilities and stockholders' equity                           $ 83,196     $ 154,359    $ 345,335     $ 310,867    $ 278,996
                                                                 ===================================================================





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - AS OF AND FOR THE YEARS ENDED MARCH 31, 2000, 2001 AND 2002

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

We currently derive the majority of our revenue from sales and financing of information technology and other assets. We have expanded our product and service offerings under the Enterprise Cost Management model which represents the continued evolution of our original implementation of ePlus e-commerce products entitled ePlusSuite. The expansion to our ECM model is framework that combines our IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

We have expanded our sales and marketing personnel from 117 to 186 from both hiring personnel and from the acquisitions of SourceOne Computer Corporation and Elcom International, Inc. These two acquisitions and our hiring of other sales persons has expanded our current locations to 36, all of which are in the United States. We expect to expand or open new sales locations and hire additional staff for specific targeted market areas in the near future whenever we can find both experienced personnel and qualified geographic areas.

On May 15, 2001, we acquired from ProcureNet, Inc. the e-commerce procurement software asset products and software technology for cleaning and categorizing product descriptions for e-commerce catalogues. These products and services and associated expenses with this business acquisition have substantially increased our expenses and the ability to sell these services and products is expected to fluctuate depending on the customer demand for these products and services, which to date is still unproven. These products and services are included in our Technology Sales Unit business segment combined with our other sales of IT products and services. Our leasing and financing activities are included in our Financing Business Unit segment in our financial statements.

As a result of our acquisitions and expansion of sales locations, the Company's historical results of operations and financial position may not be indicative of its future performance over time.

SELECTED ACCOUNTING POLICIES

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

Sales-type leases include a dealer profit or loss that is recorded by the lessor at the inception of the lease. The dealer's profit or loss represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. The equipment subject to such leases may be obtained in the secondary marketplace, but most frequently is the result of re-leasing our own portfolio. This profit or loss that is recognized at lease inception is included in net margin on sales-type leases. For equipment supplied from our technology business unit subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included as part of our lease revenues.

Operating Leases. All leases that do not meet the criteria to be classified as direct financing or sales-type leases are accounted for as operating leases. Rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. Our cost of the leased equipment is recorded on the balance sheet as investment in leases and leased equipment and is depreciated on a straight-line basis over the lease term to our estimate of residual value. Revenue, depreciation expense and the resulting profit for operating leases are recorded on a straight-line basis over the life of the lease.

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

Sales. Sales revenue includes the following types of transactions: (1) sales of new or used equipment which is not subject to any type of lease; (2) sales of equipment subject to an existing lease, under which we are lessor, including any underlying financing related to the lease; (3) sales of off-lease equipment to the secondary market; and (4) sales of procurement software. Sales of new or used equipment are recognized upon shipment. Sales of equipment subject to an existing lease and off-lease equipment are recognized when constructive title passes to the purchaser. Revenue from sales of procurement software is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sales price is determinable and it is probable that collection will occur. Our accounting policy requires that revenue earned on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue relative to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

Other Sources of Revenue. Amounts charged for Procure(+) are recognized as services are rendered. Amounts charged for the Manage(+) service are recognized on a straight-line basis over the period the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income. These revenues are included in fee and other income in our consolidated statements of earnings.

Capitalization of Software Costs for Internal Use. The Company has capitalized certain costs for the development of internal use software under the guidelines of Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Approximately, $1.1 million and $0.7 million of internal use software was capitalized during the years ended March 31, 2002 and 2001, respectively which is included in the accompanying consolidated balance sheet as a component of property and equipment.

Capitalization of Software Costs Available to Customers. In accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. No development costs have been capitalized for the years ended March 31, 2002 or 2001 relative to software costs available to customers.

RESULTS OF OPERATIONS

The Year Ended March 31, 2002 Compared to the Year Ended March 31, 2001

Total revenues generated by the Company during the year ended March 31, 2002 were $205.0 million compared to revenues of $306.6 million for the year ended March 31, 2001, a decrease of 33.1%. This decrease is primarily attributable to decreased revenues from the sales of equipment and leased equipment, offset slightly by an increase in lease revenues and fee and other income. The Company's revenues are composed of sales, lease revenues, and fee and other income, and may vary considerably from period to period.

Sales revenue, which includes sales of equipment and sales of leased equipment, decreased 45.2% to $137.1 million during the year ended March 31, 2002, as compared to $250.2 million in the prior fiscal year.

The majority of sales of equipment are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For the year ended March 31, 2002, we experienced a marked decrease in customer demand for IT products due to an overall economic slowdown. The decrease was a result of generally slower sales within the Company's existing customer base and the reduction in sales to customers in the communications industry. For the year ended March 31, 2002, equipment sales through the Company's technology business unit subsidiaries accounted for 99.2% of sales of equipment. For the year ended March 31, 2002, sales of equipment decreased 40.9% to $127.8 million, a result of decreased technology sales through the Company's subsidiaries.

The Company realized a gross margin on sales of equipment of 12.6% for the year ended March 31, 2002, as compared to 15.6% during the year ended March 31, 2001. This decrease in net margin percentage can be attributed to increased competition in a slower marketplace, lower overall demand in the marketplace, and variations in the profitability on the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the year ended March 31, 2002 compared to the prior fiscal year, sales of leased equipment decreased 72.5% to $9.4 million. During the year ended March 31, 2002, the Company recognized a gross margin of 3.3% on leased equipment sales as compared to a gross margin of 2.1% during the prior fiscal year. The decrease in sales of leased equipment for the year ended March 31, 2002 reflects the reduced volume of lease equipment sold to outside investors, although the transactions which were sold reflected a higher gross margin. Leases that are not equity-sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, as amended by SFAS No. 140. Prior to May 2000, the majority of the Company's sales of lease equipment had historically been sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the years ended March 31, 2002 and 2001, sales to MLC/CLC, LLC, accounted for 0% and 43.1% of sales of leased equipment, respectively. Sales to the joint venture required the consent of the joint venture partner. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, discontinued their investment in new lease acquisitions effective May 2001. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

The Company's lease revenues increased 14.4% to $48.9 million for the year ended March 31, 2002, compared with the prior fiscal year. This increase reflects increased remarketing revenues on the Company's maturing lease portfolio. Our net investment in leased assets was $169.1 million at March 31, 2002, a 16.6% decrease from $202.8 million at March 31, 2001.

For the year ended March 31, 2002, fee and other income was $19.0 million, an increase of 39.1% over the prior fiscal year. Fee and other income includes ePlusSuite revenues, revenues from adjunct services and management fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. The increase in fee and other income in the year ended March 31, 2002 includes an approximate $3.5 million rebate from one of the Company's equipment vendors. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

For the year ended March 31, 2002, included in Fee and other income were $5.4 million in ePlusSuite revenues, as compared to $5.7 million in the year ended March 31, 2001. This represents a decrease of 5.8% and reflects a reduction of transactions utilizing our ePlusSuite products and services. These revenues consist of amounts charged for the arrangement of procurement transactions executed through Procure+, and Manage+, components of ePlusSuite.

The Company's direct lease costs decreased 42.1% during the year ended March 31, 2002, as compared to the prior fiscal year. The largest component of direct lease costs is depreciation expense on operating lease equipment.

Professional and other fees decreased 19.2% for the year ended March 31, 2002 over the the prior fiscal year, and was primarily the result of a material reduction in the utilization of outside service providers.

Salaries and benefits expenses increased 7.1% during the year ended March 31, 2002, as compared to the prior fiscal year. The increase is the result of the increased number of personnel employed by the Company, particularly employees acquired in the SourceOne acquisition, which is offset by reduced commission expenses in the Company's lease financing and technology sales units.

General and administrative expenses increased 16.3% over the prior fiscal year. The increase reflects the additional expense related to the Company's recently formed subsidiaries, ePlus Systems, inc. and ePlus Content Services, inc. A portion of the increase is attributable to the non-recurring, one-time write-off of certain software assets and an equity investment held in a former business partner of the Company, as the Company determined that the investment net book value would not be realized. In addition, the Company has experienced increased expenses related to the development and deployment of its e-commerce strategy. These increases have been offset by the elimination of goodwill amortization for the current fiscal year.

Interest and financing costs incurred by the Company for the year ended March 31, 2002 decreased 23.9%, and relate to interest costs on the Company's indebtedness. In addition to decreased borrowing under the Company's lines of credit, the Company's lease-related non-recourse debt portfolio decreased significantly, and our weighted average interest rate on new lease-related non-recourse debt decreased during the year ended March 31, 2002 (See "Liquidity and Capital Resources"). Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $6.0 million for the year ended March 31, 2002 from $5.7 million for the prior fiscal year, reflecting effective income tax rates of 40.3% and 40.5%, respectively.

The foregoing resulted in a 7.1% increase in net earnings for the year ended March 31, 2002, as compared to the prior fiscal year.

Basic and fully diluted earnings per common share were $0.87 and $0.85 for the year ended March 31, 2002, as compared to $0.86 and $0.80 for the year ended
March 31, 2001, based on weighted average common shares outstanding of 10,235,129 and 10,458,235, respectively, for 2002 and 9,625,891 and 10,383,467, respectively, for 2001.


The Year Ended March 31, 2001 Compared to the Year Ended March 31, 2000

Total revenues generated by the Company during the year ended March 31, 2001 were $306.6 million compared to revenues of $264.7 million for the year ended March 31, 2000, an increase of 15.8%. This increase is primarily attributable to increases in equipment sales and lease revenues. The Company's revenues are composed of sales, lease revenues, ePlusSuite revenues, and fee and other income, and may vary considerably from period to period.

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 11.9% to $250.2 million during the year ended March 31, 2001, as compared to $223.6 million in the prior fiscal year.

The majority of sales of equipment are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For the year ended March 31, 2001, equipment sales through the Company's technology business unit subsidiaries accounted for 99.6% of sales of equipment. For the year ended March 31, 2001, sales of equipment increased 30.0% to $216.2 million, a result of increased technology sales through the Company's subsidiaries. The acquisition of CLG, Inc. in September 1999 did not materially contribute to the increase in sales of equipment for the periods presented.

The Company realized a gross margin on sales of equipment of 15.6% for the year ended March 31, 2001, as compared to 11.5% during the year ended March 31, 2000. This increase in net margin percentage can be attributed to improved vendor pricing negotiations and variations in the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the year ended March 31, 2001 compared to the prior fiscal year, sales of leased equipment decreased 40.7% to $34.0 million. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, as amended by SFAS No. 140. The decrease in sales of leased equipment can be primarily attributed to the decline in the volume of leases sold to MLC/CLC, LLC, a joint venture in which the Company owns a 5% interest. During the years ended March 31, 2001 and 2000, sales to MLC/CLC, LLC, accounted for 43.1% and 50.0% of sales of leased equipment, respectively. Sales to the joint venture require the consent of the joint venture partner. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC, LLC, discontinued their continued investment in new lease acquisitions effective May, 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

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

For the year ended March 31, 2001, fee and other income increased 40.3% over the prior fiscal year. Included in the Company's fee and other income are ePlusSuite revenues and earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. The increase is attributable to the increase in ePlusSuite revenues during 2001.

For the year ended March 31, 2001, included in fee and other income were $5.7 million in ePlusSuite revenues, as compared to $1.4 million in the year ended March 31, 2000. This represents an increase of 313.2%. These revenues consist of amounts charged for the arrangement of procurement transactions executed through Procure+, and Manage+, components of ePlusSuite.

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

 LIQUIDITY AND CAPITAL RESOURCES

During the year ended March 31, 2002, the Company generated cash flows from operations of $12.4 million, and used cash flows from investing activities of $33.7 million. Cash flows generated by financing activities amounted to $25.0 million during the same period. The net effect of these cash flows was a net increase in cash and cash equivalents of $3.7 million during the year. During the same period, our total assets decreased $31.9 million, or 10.3%, primarily the result of decreases in the Company's net investmentin leases and leased equipment. On April 17, 2000, a secondary offering of 1,000,000 shares of our common stock was completed that generated net proceeds of $25,936,388. The Company's net investments in direct financing and operating lease equipment decreased $30.9 million, or 15.6%, and $2.8 million, or 65.9%, respectively, during the period. The cash balance at March 31, 2002 was $28.2 million as compared to $24.5 million the prior year.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. The Company has formal programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, recently the Company has regularly funded its leasing activities with Wachovia Bank and Trust, Citizens Leasing Corporation, GE Capital Corporation, National City Bank, Hitachi Leasing America, and Fifth Third Bank, among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion.

During the year ended March 31, 2002, the Company's lease-related non-recourse debt portfolio decreased 18.3% to $129.1 million. The decrease is primarily the result of loan paydowns on the debt portfolio through customer lease payments. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease.

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

Through MLC/CLC, LLC, the Company had a joint venture agreement that had historically provided the equity investment financing for certain of the Company's transactions. Firstar Equipment Finance Company ("FEFCO"), formerly Cargill Leasing Corporation, is an unaffiliated investor which owns 95% of MLC/CLC, LLC. FEFCO's parent company, US Bancorp, a bank holding company that is publicly traded on the New York Stock Exchange under the symbol "USB". This joint venture arrangement enabled the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment has historically been attributable to sales to MLC/CLC, LLC. (See "RESULTS OF OPERATIONS"). FEFCO has discontinued new lease acquisition transactions effective May 2000. We actively sell or finance our equity investment with Fleet Business Credit Corporation and GE Capital Corporation, among others.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of March 31, 2002, the Company had $3.9 million of unpaid equipment cost, as compared to $9.2 million at March 31, 2001.

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

In addition, the Company had entered into pledge agreements to pledge the common stock of all wholly- owned subsidiaries. The interest rates charged under the facility were LIBOR plus 1.5% or Prime minus .5%, depending on the term of the borrowing. The facility expired on December 16, 2000. Effective December 15, 2000, the Company entered into a $20 million 364-day, committed, secured recourse facility through National City Bank. It had full recourse to the Company, and was secured by a blanket lien against all of the Company's assets. In addition, the Company entered into pledge agreements to pledge the common stock of all wholly-owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. The interest rates charged under the facility are LIBOR plus a margin ranging from 1.50% to 2.25% or Prime plus a margin ranging from 0% to 0.25%. The margin was determined by a matrix that was based on a ratio of the Company's total recourse funded debt to EBITDA (earnings before interest, tax, depreciation, and amortization) as determined under the facility.

Subsequently, on January 19, 2001, the $20 million National City credit facility was amended and increased to $35 million and the term was lengthened to 3 1/4 years. The new facility expires on April 17, 2004. In addition, Branch Banking and Trust Company ($10 million) and PNC Bank, N.A. ($5 million) were added to the facility and National City was appointed agent. The margin related to the LIBOR interest rate option was increased from 1.50% to 2.25% to 1.75% to 2.50%. As of March 31, 2002, the Company had an outstanding balance of $1.0 million on the National City Credit Facility. The loss of this relationship could have a material adverse effect on our future results as we rely on this facility for daily working capital and liquidity for our leasing business.

In general, we use this facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. As of March 31, 2001, the outstanding balance on the National City Facility amounted to $5.0 million, and represented 56.3% of the outstanding recourse debt. As of March 31, 2002, the outstanding balance on the National City Facility amounted to $1.0 million, and represented 21.5% of the outstanding recourse debt. The Company has a $3.1 million subordinated recourse note payable due to Centura Bank resulting from the acquisition of CLG, Inc. This note comes due in October, 2006 and has an 11% interest rate payable monthly.

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

In addition to the floor planning financing, ePlus Technology, inc. and ePlus Technology of NC, inc. have accounts receivable facilities through Deutsche Financial Services Corporation. Of the total $33 million dollar facility provided by Deutsche Financial Services Corporation, $26 million is for traditional inventory floor planning and $7 million is available for accounts receivable financing. The maximum available under the accounts receivable facilities for ePlus Technology, inc. and ePlus Technology of PA, inc. are $5 million and $2 million respectively and as of March 31, 2002 the balance of these account receivable facilities, which is included in recourse notes payable, were $0 and $0 respectively. As of March 31, 2002 the respective floor planning inventory agreement maximum credit limits and actual outstanding balances are as follows:


                                                                                            Balance at March
                     Entity                    Floor Plan Supplier         Credit Limit         31, 2002
         ------------------------------- -------------------------------- ---------------- -------------------

         ePlus Technology of NC, inc.    Deutsche Financial Services,     $3,500,000           $1,493,106
                                         Inc.
                                         IBM Credit Corporation           $  250,000           $ 199,731

         ePlus Technology of PA, inc.    Deutsche Financial Services,     $9,000,000           $3,154,218
                                         Inc.
                                         IBM Credit Corporation           $2,000,000           $ 172,976

         ePlus Technology, inc.          Deutsche Financial Services,     $13,500,000          $3,836,411
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

As of March 31, 2002, amounts due to vendors for inventory and general expenses ("Accounts Payable - trade") and amounts due to vendors for equipment that will be placed on lease ("Accounts Payable - equipment") totaled $19.0 million, as compared to $28.2 million at March 31, 2001.

As of March 31, 2002 and 2001, the Company had $0.2 and $1.9 million in notes receivable, respectively. As of March 31, 2000, we had an outstanding note receivable of $0.8 million from a corporation in which we also had warrants to acquire a major equity share. During the year-ended March 31, 2002, the maker of the note was acquired and the note receivable was converted into cash from partial repayment, common stock and additional warrants of the acquiring entity.

On September 20, 2001, the Company's Board of Directors authorized the repurchase from time to time of up to 750,000 shares of its outstanding common stock to a maximum of $5,000,000. As of March 31, 2002, the Company had repurchased 66,100 shares of its outstanding common stock at an average cost of $8.70 per share for a total of $574,800. Subsequent to year-end and as of June 21, 2002, we repurchased an additional 40,000 shares at an average price of $8.68 for a total of $347,000.

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

The Company began operating its ePlusSuite services in November 1999 and updated to eECM in 2002. Broad and timely acceptance of the ePlusSuite services, which is critical to the Company's future success, is subject to a number of significant risks. These risks include:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and Deutsche facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and Deutsche facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. If the amount borrowed is not paid at the end of the rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of March 31, 2002, the aggregate fair value of our recourse borrowings approximated their carrying value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See  the   Consolidated   Financial   Statements  and  Schedule  listed  in  the
accompanying Index to Financial Statements.

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


NAME                                   AGE             POSITION                              CLASS
----                                   ---             --------                              -----

Phillip G. Norton........................58         Director, Chairman of the Board,          III
                                                    President and Chief
                                                    Executive Officer

Bruce M. Bowen...........................50         Director and Executive Vice               III
                                                    President

Steven J. Mencarini......................46         Senior Vice President and
                                                    Chief Financial Officer

Kleyton L. Parkhurst.....................39         Senior Vice President, Secretary,
                                                    and Treasurer

Terrence O'Donnell.......................58         Director                                   II

Lawrence S. Herman.......................58         Director                                    I

C. Thomas Faulders, III..................52         Director                                    I

Thomas L. Hewitt.........................63         Director                                   II



Mr. Lawrence S. Herman was elected to the Board of Directors on March 30, 2001. On June 18, 2001, Mr. Thomas L. Hewitt was elected to the Board of Directors.


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

(b) Reports on Form 8-K

The Company did not file any Form 8-K's during the last quarter of the period covered by this report.

(c) Exhibits

           Exhibit
           Number                          Description
        -------------- ---------------------------------------------------------

          2.1(6) Stock Purchase Agreement, dated as of October 23, 1998 by and between MLC Holdings,Inc. and TC Leasing, LLC

          2.2(7) Agreement, dated as of February 25, 2000 by and between ePlus inc. and TC Plus, LLC waiving certain provisions of the Stock Purchase Agreement dated as of October 23, 1998 by and between MLC Holdings, Inc. and TC Leasing, LLC

          2.3(8) Amendment, dated as of April 11, 2000, to the Agreement, dated as of February 25, 2000 by and between ePlus inc. and TC Plus, LLC

          2.4(12) Agreement and Plan of Reorganization by and amoung SourceOne Computer Corporation, Robert Nash, Donna Nash, R. Wesley Jones, the shareholders of SourceOne Computer Corporation, ePlus inc. and ePlus Technology, inc., dated as of October 2, 2001.

          2.5(13) Asset Purchase and Sale Agreement by and between ePlus Technology, inc., Elcom Services Group, Inc., Elcom, Inc., and Elcom International, Inc., dated March 25, 2002.

          2.6(14) Amendment to Asset Purchase and Sale Agreement by and between ePlus Technology, inc., Elcom Services Group, Inc., Elcom, Inc., and Elcom International, Inc., dated March 29, 2002.

          3.1(3)    Certificate of Incorporation of the Company, as amended

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

          10.1(1) Form of Indemnification Agreement entered into between the Company and its directors and officers

          10.2(1)* Form of Employment Agreement between the Registrant and Phillip G. Norton

          10.3(1)* Form of Employment Agreement between the Registrant and Bruce M. Bowen

          10.4(1)* Form of Employment Agreement between the Registrant and Kleyton L. Parkhurst

          10.5(2)* Form of Employment Agreement between the Registrant and Steven J. Mencarini

          10.6(4)* Form of Employment Agreement between the Registrant and Nadim Achi

          10.7(3)*  MLC Master Stock Incentive Plan

          10.8(3)*  Amended and Restated Incentive Stock Option Plan

          10.9(3)*  Amended and Restated Outside Director Stock Option Plan

          10.10(3)* Amended and Restated Nonqualified Stock Option Plan

          10.11(3)* 1997 Employee Stock Purchase Plan

          10.12(5)  1998 Long Term Incentive Plan

          10.15(1)  Form of Irrevocable Proxy and Stock Rights Agreement

          10.16(9)  Credit  Agreement dated January 19, 2001 between ePlus inc.,
                    ePlus  Group,  inc.,  ePlus  Government,   inc.,  and  ePlus
                    Capital, inc., with National City Bank, Inc., as Agent

          10.17(10) Business Financing Agreement dated September 8, 2000 between
                    Deutsche   Financial   Services    Corporation   and   ePlus
                    Technology, inc.

          10.18(10) Agreement for Wholesale Financing dated September 8, 2000 between Deutsche Financial Services and ePlus Technology, inc.

          10.19(10) Paydown  Addendum to Business  Financing  Agreement  between
                    Deutsche Financial Services and ePlus Technology, inc.

          10.20(10) Limited  Guaranty dated  September 8, 2000 between  Deutsche
                    Financial Services and ePlus inc.

          10.21(11) Agreement for Wholesale Financing between Deutsche Financial
                    Services and ePlus Technology of PA, inc., dated February 12, 2001

          10.22(11) Business  Financing  Agreement  between  Deutsche  Financial
                    Services Corporation and ePlus Technology of PA, inc., dated February 12, 2001

          10.23(11) Addendum to Business  Financing  Agreement and Agreement for
                    Wholesale Financing between Deutsche Financial Services Corporation and ePlus Technology of PA, inc., dated February 12, 2001

          10.24(11) Limited  Guaranty  for  ePlus  Technology  of  PA,  Inc.  to
                    Deutsche Financial Services Corporation by ePlus inc., dated February 12, 2001

          10.25(11) Intercreditor   Subordination   Agreement  between  Deutsche
                    Financial Services Corporation and IBM Credit Corporation and ePlus Technology of PA, inc., dated February 26, 2001

          10.26(11) Agreement for Wholesale Financing between Deutsche Financial
                    Services Corporation and ePlus Technology of NC, inc., dated February 12, 2001

          10.27(11) Addendum to Agreement for Wholesale  Financing between ePlus
                    Technology  of  NC,  inc.and  Deutsche   Financial  Services
                    Corporation, dated February 12, 2001

          10.28(11) Addendum to Agreement for Wholesale  Financing between ePlus
                    Technology of NC, inc. and Deutsche Financial Services Corporation, dated February 12, 2001

          10.29(11) Addendum to Business  Financing  Agreement and Agreement for
                    Wholesale Financing between ePlus Technology, inc. and Deutsche Financial Services Corporation, dated February 12, 2001, amending the Business Financing Agreement and Wholesale Financing Agreement, dated September 8, 2000

          10.3 Deed of Lease between CALEAST INDUSTRIAL INVESTORS, LLC (Landlord) and ePlus inc. (Tenant)

          21.1      Subsidiaries of the Company

          23.1      Consent   of   Deloitte   &   Touche   LLP
    --------------  ---------------------------------------------------------

               * Indicates a management contract or compensatory plan or arrangement

               (1) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Registration Statement on Form S-1 (No. 333-11737)

               (2) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Form 10-K filed on June 30, 1997

               (3) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Form 10-Q filed on November 14, 1997

               (4) Incorporated herein by reference to the indicated exhibit filed as a part of the Registrant's Form 8-K filed on July 31, 1998

               (5) Incorporated herein by reference to Exhibit 1.1 filed as a part of the Registrant's Form 10-Q filed on November 12, 1998

               (6) Incorporated herein by reference to the indicated exhibit filed as a part of the Registrant's Form 8-K filed on November 13, 1988.

               (7) Incorporated herein by reference to Exhibit 99.3 filed as part of the Registrant's Form 8-K filed on March 9, 2000

               (8) Incorporated herein by reference to Exhibit 99.2 filed as part of the Registrant's Form 8-K filed on May 12, 2000

               (9) Incorporated  herein by  reference  to Exhibit  5.1 filed as part of the Registrant's Form 8-K filed on February 2, 2001

               (10) Incorporated  herein by reference to Exhibits  5.1, 5.2, 5.3 and 5.4 filed as part of the Registrant's Form 8-K filed on September 22, 2000

               (11) Incorporated  herein by reference to Exhibits 5.1, 5.2, 5.3,
                    5.4,  5.5,  5.6,  5.7,  5.8  and  5.9  filed  as part of the
                    Registrant's Form 8-K filed on March 13, 2001

               (12) Incorporated  herein by reference to Exhibit 2 filed as part of the Registrant's Form 8-K dated October 12, 2001

               (13) Incorporated  herein by reference to Exhibit 2 filed as part of the Registrant's Form 8-K dated April 5, 2002

               (14) Incorporated  herein by  reference  to Exhibit  2.1 filed as part of the Registrant's Form 8-K dated April 5, 2002


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ePlus inc.

                         /s/ PHILLIP G. NORTON
                         --------------------------------------------
                         By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                         Date: June 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         /s/ PHILLIP G. NORTON
                         --------------------------------------------
                         By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                         Date: June 27, 2002

                         /s/ BRUCE M. BOWEN
                         ----------------------------------------------------
                         By: Bruce M. Bowen, Director and Executive
                         Vice President
                         Date: June 27, 2002

                         /s/ STEVEN J. MENCARINI
                         --------------------------------------------
                         By: Steven J. Mencarini, Senior Vice President,
                         Chief Financial Officer, Principal Accounting Officer
                         Date: June 27, 2002

                         C. THOMAS FAULDERS, III
                         ----------------------------------------------------
                         By:  C. Thomas Faulders, III, Director
                         Date: June 27, 2002

                         /s/ LAWRENCE S. HERMAN
                         -----------------------------------------------------
                         By: Lawrence S. Herman, Director
                         Date: June 27, 2002

                         /s/ THOMAS L. HEWITT
                         -----------------------------------------------------
                         By: Thomas L. Hewitt, Director
                         Date: June 27, 2002

                         /s/ TERRENCE O'DONNELL
                         --------------------------------------------
                         By: Terrence O'Donnell, Director
                         Date: June 27, 2002
                           ePlus inc. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                   PAGE

Independent Auditors' Report                                        F-2

Consolidated Balance Sheets as of March 31, 2001 and 2002           F-3

Consolidated Statements of Earnings for the Years Ended
     March 31, 2000, 2001, and 2002                                 F-4

Consolidated Statements of Stockholders' Equity for the Years
     Ended March 31, 2000, 2001, and 2002                           F-5

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2000, 2001, and 2002                                 F-6

Notes to Consolidated Financial Statements                          F-8

SCHEDULE

II-Valuation and Qualifying Accounts for the Three Years
   Ended March 31, 2000, 2001, and 2002.                            S-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

McLean, Virginia
June 21, 2002


ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                               As of March 31, 2001      As of March 31, 2002
                                                              ---------------------------------------------------
ASSETS


Cash and cash equivalents                                                $ 24,534,183               $ 28,223,503
Accounts receivable, net of allowance for doubtful
     accounts of $1,392,297 and $3,719,207 as of
     March 31, 2001 and 2002, respectively                                 57,627,231                 41,397,320
Notes receivable                                                            1,862,488                    227,914
Employee advances                                                              66,082                     69,042
Inventories                                                                 2,651,087                    871,857
Investment in leases and leased equipment -  net                          202,846,207                169,087,078
Property and equipment - net                                                5,216,123                  6,144,061
Deferred tax asset                                                            310,476                  5,471,658
Other assets (1)                                                           15,753,599                 27,503,121
                                                              ---------------------------------------------------
TOTAL ASSETS                                                            $ 310,867,476              $ 278,995,554
                                                              ===================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                                              $ 9,226,813                $ 3,898,999
Accounts payable - trade                                                   18,925,939                 15,104,985
Salaries and commissions payable                                            1,292,722                    491,716
Accrued expenses and other liabilities                                     21,351,575                 19,091,729
Income taxes payable                                                        1,327,591                    364,183
Recourse notes payable                                                      8,875,595                  4,659,982
Nonrecourse notes payable                                                 157,959,706                129,095,051
                                                              ---------------------------------------------------
Total Liabilities                                                       $ 218,959,941              $ 172,706,645

COMMITMENTS AND CONTINGENCIES (Note 7)                                              -                          -

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued or outstanding                                                       -                          -
Common stock, $.01 par value; 50,000,000 authorized
    9,730,154 and 10,395,870 issued and outstanding
   at March 31, 2001 and 2002, respectively                              $     97,301                    104,619
Additional paid-in capital                                                 56,376,934                 62,414,067
Treasury stock, at cost, -0- and 66,100 shares, respectively                        -                   (574,800)
Retained earnings                                                          35,433,300                 44,345,023
                                                              --------------------------------------------------
Total Stockholders' Equity                                                 91,907,535                106,288,909
                                                              --------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 310,867,476              $ 278,995,554
                                                              ===================================================


(1) Includes amounts due from related parties of $1,020,633 and $853 as of March 31, 2001 and 2002, respectively.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                          Year Ended March 31,
                                                               ---------------------------------------------
                                                                       2000            2001            2002
REVENUES

Sales of equipment                                                 $166,252,178  $ 216,183,181    $127,753,315
Sales of leased equipment                                            57,360,366     34,031,381       9,353,088
                                                                    -------------------------------------------
                                                                    223,612,544    250,214,562     137,106,403

Lease revenues                                                       31,374,244     42,693,839      48,850,017
Fee and other income                                                  9,747,016     13,677,495      19,028,926
                                                                     -----------------------------------------
                                                                     41,121,260     56,371,334      67,878,943
                                                                    -------------------------------------------
TOTAL REVENUES   (1)                                                264,733,804    306,585,896     204,985,346
                                                                   -------------------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                            147,209,320    182,473,685     111,598,231
Cost of sales, leased equipment                                      55,454,033     33,329,403       9,043,932
                                                                   -------------------------------------------
                                                                    202,663,353    215,803,088     120,642,163

Direct lease costs                                                    8,025,343     16,534,992       9,578,631
Professional and other fees                                           2,125,523      3,363,324       2,717,618
Salaries and benefits                                                19,189,271     30,610,437      32,797,303
General and administrative expenses                                   7,090,070     10,766,333      12,517,696
Interest and financing costs                                         11,389,682     15,522,897      11,810,414
                                                                     -----------------------------------------
                                                                     47,819,889     76,797,983      69,421,662

                                                                    ------------------------------------------
TOTAL COSTS AND EXPENSES   (2)                                      250,483,242    292,601,071     190,063,825
                                                                   -------------------------------------------

Earnings before provision for income taxes                           14,250,562     13,984,825      14,921,521
                                                                    -------------------------------------------

Provision for income taxes                                            5,875,194      5,666,625       6,009,798
                                                                    ------------------------------------------

NET EARNINGS                                                        $ 8,375,368    $ 8,318,200     $ 8,911,723
                                                                  ==============================================
NET EARNINGS PER COMMON SHARE - BASIC                                    $ 1.09         $ 0.86          $ 0.87
                                                                  ==============================================
NET EARNINGS PER COMMON SHARE - DILUTED                                  $ 0.91         $ 0.80          $ 0.85
                                                                  ==============================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                           7,698,287      9,625,891      10,235,129
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                         9,155,056     10,383,467      10,458,235


(1) Includes amounts from related parties of $28,976,999, $14,923,606 and $147,305 for the fiscal years ended March 31, 2000, 2001 and 2002, respectively.

(2) Includes amounts from related parties of $28,261,282, $15,588,046 and $902,818 for the fiscal years ended March 31, 2000, 2001 and 2002, respectively.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                     Common Stock            Additional
                                                 -----------------------      Paid-in       Treasury      Retained
                                                  Shares     Par Value        Capital        Stock        Earnings         TOTAL
                                                 ------------------------  -------------   ------------    ---------     -------
 <<
Balance, April 1, 1999                           7,470,595     $74,706    $24,999,371                 $18,739,732      $43,813,809

 Issuance of shares for option exercise             61,044         610        662,406         --           --              663,016
 Issuance of shares to employees                    33,804         338        315,395         --           --              315,733
 Issuance of shares in business combination        392,990       3,930      3,896,496         --           --            3,900,426
 Issuance of common stock purchase warrants           --          --           52,500         --           --               52,500
 Net earnings                                         --          --            --            --        8,375,368        8,375,368

                                                 ---------     --------   ------------     --------    -----------     -----------
Balance, March 31, 2000                          7,958,433     $79,584    $29,926,168         --      $27,115,100      $57,120,852
                                                 =========     ========   ============     ========    ===========     ============

 Issuance of shares for option exercise             37,685       7,476        155,861         --           --              163,337
 Issuance of shares to employees                    24,080         241        143,517         --           --              143,758
 Issuance of shares for stock purchase warrant     709,956        --              --          --           --                 --
 Expense related to stock purchase warrant            --          --          225,000         --           --              225,000
 Issuance of common stock-secondary offering     1,000,000      10,000     25,926,388         --           --           25,936,388
 Net earnings                                         --          --               --         --        8,318,200        8,318,200

                                                 -----------    --------  ------------    ---------   -----------     ------------
Balance, March 31, 2001                          9,730,154     $97,301    $56,376,934         --      $35,433,300      $91,907,535
                                                ===========    ========   =============   =========   ============    ============

 Issuance of shares for option exercise                570           6        (89,668)        --           --              (89,662)
 Issuance of shares to employees                    33,414         334        253,129         --           --              253,463
 Issuance of shares in business combination        697,832       6,978      5,873,672         --           --            5,880,650
 Purchase of Treasury Stock                        (66,100)        --           --       (574,800)         --             (574,800)
 Net earnings                                         --           --           --            --        8,911,723        8,911,723

                                                -----------   ---------    -----------  ----------    -----------   --------------
Balance, March 31, 2002                         10,395,870    $104,619    $62,414,067   $(574,800)    $44,345,023     $106,288,909
                                                ===========   =========   ============  ==========    ============   =============




See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Year Ended March 31,
                                                                                   -------------------------------------------------
                                                                                     2000             2001              2002
                                                                                   -------------------------------------------------
Cash Flows From Operating Activities:

  Net earnings                                                                    $ 8,375,368      $ 8,318,200       $ 8,911,723
  Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                               7,574,165       11,248,760         5,644,713
        Provision for credit losses                                                  374,580        1,772,768          1,488,706
        Deferred taxes                                                             (2,530,071)      (1,072,615)       (5,161,182)
        Loss (Gain) on sale of operating lease equipment                             (753,787)        (333,299)          240,137
        Adjustment of basis to fair market value of operating lease
           equipment and investments                                                   12,000        1,593,760         1,001,169
        Payments from lessees directly to lenders                                  (7,523,540)      (6,112,406)         (489,962)
        Expense related to issuance of warrants                                        52,500          225,000
        Loss on disposal of property and equipment                                     47,492           14,765            96,148
        Changes in:
           Accounts receivable                                                   (17,839,402)       3,191,633         18,073,079
           Notes receivable  (1)                                                    (494,622)      (1,971,904)         1,634,574
           Employee advances                                                          (48,736)          22,929             6,268
           Inventories                                                              6,791,464         (177,422)        1,899,869
           Other assets  (2)                                                       (3,939,783)       8,375,710        (3,747,399)
           Accounts payable - equipment                                             4,926,486      (13,748,732)       (5,327,815)
           Accounts payable - trade                                                16,175,112       (9,559,862)       (7,513,939)
           Salaries and commissions payable, accrued
              expenses and other liabilities                                        7,279,067        8,679,370        (4,405,675)
                                                                              ---------------------------------------------------
                 Net cash provided by (used in) operating activities               18,478,293       10,466,655        12,350,414
                                                                               ---------------------------------------------------

Cash Flows From Investing Activities:
    Proceeds from sale of operating equipment                                         820,015          922,549
    Purchase of operating lease equipment                                          (1,904,985)      (2,568,445)         (931,556)
    Increase in investment in direct financing and sales-type leases  (3)        (120,118,484)     (10,197,101)      (27,457,697)
    Proceeds from sale of property and equipment                                            -                -             3,907
    Purchases of property and equipment                                            (1,608,190)      (3,840,655)       (1,644,879)
    Cash used in acquisitions, net of cash acquired                                (1,845,730)               -        (3,268,334)
    Increase in other assets  (4)                                                    (219,603)      (2,942,046)         (373,959)
                                                                                 ---------------------------------------------------
                   Net cash used in investing activities                        (124,876,977)     (18,625,698)       (33,672,518)
                                                                                 ---------------------------------------------------

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                                        ----------------------------------------------------------
                                                                              2000                   2001               2002
                                                                        ----------------------------------------------------------
Cash Flows From Financing Activities:
       Borrowings:
          Nonrecourse                                                 $ 126,758,387           $ 90,908,400         $ 81,520,753
          Recourse                                                          732,276                325,446               30,381
       Repayments:
          Nonrecourse                                                   (22,234,446)           (76,961,083)         (51,498,928)
          Recourse                                                       (1,408,934)              (183,515)            (604,515)
       Purchase of treasury stock                                                 -                      -             (574,800)
       Proceeds from issuance of capital stock, net of expenses             978,749                307,095              165,816
       Proceeds from sale of  stock, net of underwriting                          -             25,936,388                    -
       Proceeds from (repayments of) lines of credit                     15,590,775            (29,549,289)          (4,027,283)
                                                                     -----------------------------------------------------------
                   Net cash provided by financing activities            120,416,807             10,783,442           25,011,424
                                                                     -----------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                14,018,123              2,624,399            3,689,320

Cash and Cash Equivalents, Beginning of Period                            7,891,661             21,909,784           24,534,183
                                                                     -----------------------------------------------------------

Cash and Cash Equivalents, End of Year                                 $ 21,909,784           $ 24,534,183         $ 28,223,503
                                                                     ===========================================================

Supplemental Disclosures of Cash Flow Information:
       Cash paid for interest                                           $ 3,591,943              $ 849,598          $ 1,952,352
                                                                     ===========================================================
       Cash paid for income taxes                                       $ 6,473,357            $ 4,559,378         $  7,164,082
                                                                     ===========================================================

Schedule of Noncash Investing and Financing Activities:
       Common stock issued for acquisitions                               3,900,426                  -                5,880,650
       Liabilities assumed in purchase transactions                     $ 5,295,847                  -              $ 4,029,331




(1) Includes amounts provided (used by) by related parties of $(466,812),$0 and $0 for the fiscal years ended March 31, 2000, 2001 and 2002.

(2) Includes amounts provided by (used by) related parties of $(1,383), $(27,510) and $98,202 for the fiscal years ended March 31, 2000, 2001 and 2002.

(3) Includes amounts provided by related parties of $28,033,282, $14,254,197 and $0 for the fiscal years ended March 31, 2000, 2001 and 2002.

(4) Includes amounts provided by (used by) related parties of $(219,603), $1,376,246 and $(628,218) for the fiscal years ended March 31, 2000, 2001 and 2002.


See Notes To Consolidated Financial Statements.

                           ePlus inc. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          As of and For the Years Ended March 31, 2000, 2001, and 2002


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Effective October 18, 1999, MLC Holdings, Inc. changed its name to ePlus inc. ("ePlus" or the "Company"). Effective January 31, 2000, ePlus inc.'s wholly-owned subsidiaries MLC Group, Inc., MLC Federal, Inc., MLC Capital, Inc., PC Plus, Inc., MLC Network Solutions, Inc. and Educational
Computer Concepts, Inc. changed their names to ePlus Group, inc., ePlus Government, inc., ePlus Capital, inc., ePlus Technology, inc., ePlus Technology of NC, inc. and ePlus Technology of PA, inc., respectively. The accompanying consolidated financial statements include the accounts of the wholly-owned subsidiary companies (MLC Network Solutions, Inc. and Educational Computer Concepts, Inc.) at historical amounts as if the business combinations had occurred on March 31, 1997 in a manner similar to a pooling of interest. The accompanying consolidated financial statements also include the accounts of the wholly-owned subsidiary (PC Plus, Inc.) from July 1, 1998, accounted for as a purchase.

Principles of Consolidation - The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Business Combinations - On October 1, 1999, the Company purchased all of the stock of CLG, Inc., a technology equipment leasing business, from Centura Bank. The acquisition added approximately 400 customers and $93 million of assets to the Company's leasing customer base in the Raleigh, Charlotte, and Greenville, North Carolina, and southern Virginia commercial markets. Total consideration for the acquisition was $36.5 million, paid by the issuance of 392,990 shares of ePlus inc. common stock valued at $3,900,426 (based on $9.925 per share), subordinated debt of $3,064,574 and $29,535,000 in cash. The subordinated debt bears annual interest at 11%, payable monthly, and the principal repayment is due on October 10, 2006. The note may be prepaid in whole at anytime at its par value. The cash portion was partially financed by a non-recourse borrowing under an agreement with Fleet Business Credit Corporation, which provided $27,799,499 of cash at 7.25% and is collateralized by certain CLG, Inc. leases. Concurrent with the acquisition, CLG, Inc. was merged into MLC Group, Inc., a wholly-owned subsidiary of ePlus inc.

On October 4, 2001, the Company purchased all the outstanding stock of SourceOne Computer Corporation, a technology and services company located in Silicon Valley. Total consideration paid of $2,807,500 included $800,006 in cash and 274,999 shares of unregistered common stock, valued at $7.30 per share. The issuance of these securities was made in reliance on an exemption from registration provided by Section 4(2) or Regulation D of the Securities Act, as amended, as a transaction by an issuer not involving any public offering. The shareholders of SourceOne represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transaction, and an appropriate legend was affixed to the share certificates issued in the transaction. The shareholders of SourceOne had adequate access to information about ePlus through information made available to the shareholders of SourceOne. The shareholders of SourceOne were granted certain registration rights in connection with the transaction.

Asset Purchases - On July 12, 1999, the Company purchased certain assets and the sales operations of Daghigh Software Company, Inc., which operated its technology sales business as International Computer Networks and as ICN in the metropolitan Washington, DC area. The purchase price of $751,452 consisted of $251,452 in cash and a $500,000, 8% interest bearing, non-negotiable promissory note, payable monthly, which matured on August 9, 2000. The assets and staff were merged into PC Plus, Inc., a wholly-owned subsidiary of the Company.

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

On March 29, 2002, the Company purchased certain fixed assets, customer lists, and contracts, and assumed certain liabilities, relating to Elcom International, Inc.'s IT fulfillment and IT professional services business. The Elcom purchase added offices in Boston, San Diego, New Jersey, and New York City. The purchase price included $2.2 million in cash and the assumption of certain liabilities of approximately $0.1 million. The Company also obtained in the transaction 300,000 warrants for Elcom (NASD NM: ELCO) common stock for $1.03 per share.

Revenue Recognition - The Company sells information technology equipment to its customers and recognizes revenue from equipment sales at the time equipment is accepted by the customer. The Company is the lessor in a number of its transactions and these are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, the Company records the net investment in leases, which consists of the sum of the minimum lease term payments, initial direct costs, and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct finance leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property (net margins) is recorded as revenue at the inception of the lease. The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" effective January 1, 1997, as amended by SFAS No. 140. This standard establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases made on a non-recourse basis by the Company after December 31, 1996 meet the criteria for surrender of control set forth by SFAS No. 125 and have therefore been treated as sales for financial statement purposes. SFAS No. 125 prohibits the retroactive restatement of transactions consummated prior to January 1, 1997.

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

Revenue from sales of procurement software is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sales price is determinable and it is probable that collection will occur. Our accounting policy requires that revenue earned on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue relative to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

Amounts charged for the Company's Procure+ service are recognized as services are rendered. Amounts charged for the Manage+ service are recognized on a straight-line basis over the contractual period the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income. These revenues are included in fee and other income in our consolidated statements of earnings.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. There was no effect of implementing SAB 101 on the consolidated financial statements.

In July 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal verses Net as an Agent," which addresses whether a company should recognize revenue based on the gross amount billed to the customer because it has earned revenue from the sale of the goods or whether the company should recognize revenue based on the net amount retained because, in substance, it has earned a commission. In September 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the statement of operations classification of shipping and handling fees billed to customers and shipping and handling costs incurred by companies that sell goods. The adoption of EITF Issues No. 99-19 and No. 00-10 in the fourth quarter of fiscal 2001 did not have a material impact on our financial position or results of operations.

Stock-based Compensation - The Company accounts for stock-based compensation for employees in accordance with Accounting Principle Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the fair value of the common stock and the relevant exercise price. When applicable, the Company accounts for stock-based compensation to non-employees in accordance with the provisions of SFAS No. 123 and other applicable principals.

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

Reserve for Credit Losses - The reserve for credit losses (the "reserve") is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolio. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis). As of March 31, 2001 and 2002, the Company's reserve for credit losses was $4,279,479 and $6,771,339, respectively.

The Company's reserves for credit losses are segregated between our accounts receivable and our investment in direct financing leases as follows (in thousands):

                                                   Investment in
                                                       Direct
                                       Accounts      Financing
                                      Receivable      Leases         Total
                                      ----------     ----------       --------

      Balance April 1, 2000           $     811    $   1,848       $  2,659
      Bad Debts Expense                     950        1,039          1,989
      Recoveries                           (369)         -             (369)
      Assumed in Acquisitions                -           -               -
      Other                                  -           -               -
                                      --------------------------------------
      Balance March 31, 2001          $   1,392    $   2,887       $  4,279
                                      =====================================
      Bad Debts Expense                    1,324         165          1,489
      Recoveries                            (184)         -            (184)
      Assumed in Acquistions                  73          -              73
      Other                                1,114          -            1,114
                                      --------------------------------------
      Balance March 31, 2002          $    3,719    $  3,052       $   6,771

Cash and Cash Equivalents - Cash and cash equivalents include short-term repurchase agreements with an original maturity of three months or less. Cash and cash equivalents includes $1,945,837 of restricted cash that is held as collateral for the Deutsche Financial Services Corporation floor planning facility.

Inventories - Inventories are stated at the lower of cost (weighted average basis) or market.

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

Investments - The Company had a 5% membership interest in MLC/CLC LLC, a joint venture to which the Company sold leased equipment. MLC/CLC LLC stopped purchasing leased equipment prior to the year ending March 31, 2002. Other assets reflects the Company's investment in MLC/CLC LLC of $628,218 and $0 as of March 31, 2001 and 2002, respectively, accounted for using the cost method. The Company recorded an impairment of $1,085,000 and $628,218 recognized during the years ended March 31, 2001 and 2002 on this investment. Also included in other assets was an investment of $420,711 and $0 as of March 31, 2001 and 2002, respectively. The Company wrote off this investment in 2002 as the underlying equity in the start-up venture did not support the carrying amount of the Company's investment.

Capitalization of Software Costs for Internal Use - The Company has capitalized certain costs for the development of internal use software under the guidelines of Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Approximately, $1.1 million and $0.7 million of internal use software was capitalized during the years ended March 31, 2002 and 2001, respectively which is included in the accompanying consolidated balance sheet as a component of property and equipment.

Capitalization of Software Costs Available to Customers - In accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. No development costs have been capitalized for the years ended March 31, 2002 or 2001 relative to software costs available to customers.

Income Taxes - Deferred income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income tax liabilities and assets are based on the difference between financial statement and tax bases of assets and liabilities, using tax rates currently in effect.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain items have been reclassified in the March 31, 2000 and 2001 financial statements to conform to the March 31, 2002 presentation.

Earnings Per Share - Earnings per share (EPS) have been calculated in accordance with SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 7,698,287 in fiscal 2000, 9,625,891 in 2001, and 10,235,129 in 2002. Diluted EPS
amounts were calculated based on weighted average shares outstanding and common stock equivalents of 9,155,056 in fiscal 2000, 10,383,467 in 2001, and 10,485,235 in 2002. Additional shares included in the diluted earnings per share calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

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

On September 20, 2001, the Company's Board of Directors authorized the repurchase from time to time of up to 750,000 shares of its outstanding common stock to a maximum of $5,000,000. As of March 31, 2002, the Company had repurchased 66,100 shares of its outstanding common stock at an average cost of $8.70 per share for a total of $574,800. Subsequent to year-end and as of June 21, 2002, we repurchased an additional 40,000 shares at an average price of $8.68 for total of $347,000.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains and losses depends on the intended use of the derivative and its resulting designation. Effective April 1, 2001, the Company adopted SFAS No. 133, as amended. The adoption did not have a material impact on the Company's consolidated financial statements.

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

As of March 31, 2002, the Company had goodwill, net of accumulated amortization, of $22.1 million which was subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill was $692,161 and 268,385, before income taxes, for the years ended March 31, 2001 and March 31, 2000, respectively. No goodwill amortization expense was recognized during the year ended March 31, 2002.


Changes in the carrying amount of goodwill for the year ended March 31, 2002 are as follows:



                                              Financing       Technology
                                              Business      Sales Business
                                                 Unit            Unit          Total
  Goodwill (net), April 1, 2001               $ 6,994,679     $ 6,002,164     $12,996,843
  Goodwill acquired during the period             --            9,086,465       9,086,465
  Impairment losses during the period             --               --             --
                                              ____________________________________________
  Goodwill (net), March 31, 2002              $ 6,994,679     $15,088,629     $22,083,308
                                              ============================================


The following pro forma information presents the Company's net income, as adjusted for the elimination of goodwill as set forth in SFAS No. 142:




                                                     For the Year Ended March 31,
                                                 2000           2001             2002
                                              -----------     ----------       ----------
  Net income, as reported                     $ 8,375,368     $ 8,318,200      $ 8,911,723
  Amortization of goodwill, net of taxes          161,031         415,297            --
                                              ____________________________________________
  Pro forma net income                        $ 8,536,399     $ 8,733,497      $ 8,911,723
                                              ============================================
  Pro forma net income per share, basis       $      1.11     $       .91      $       .87
                                              ============================================
  Pro forma net income per share, diluted     $       .93     $       .84      $       .85
                                              ============================================



2.  INVESTMENT IN LEASES AND LEASED EQUIPMENT - NET

Investment in leases and leased equipment - net consists of the following:


                                                                             As of March 31,
                                                                          2001          2002
                                                                              (In Thousands)
                                                                       -------------------------
  Investment in direct financing and sales-type leases - net            $ 198,563      $ 167,628
  Investment in operating lease equipment - net                             4,283          1,459
                                                                       -------------------------
                                                                        $ 202,846      $ 169,087
                                                                       =========================


INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:

                                                           As of March 31,
                                                        2001             2002
                                                           (In Thousands)
                                                --------------------------------
  Minimum lease payments                             $  191,792          161,788
  Estimated unguaranteed residual value                  29,231           25,880
  Initial direct costs, net of amortization (1)           3,531            3,424
  Less:  Unearned lease income                         (23,104)         (20,412)
             Reserve for credit losses                  (2,887)          (3,052)
                                                ---------------- ---------------
                                                ---------------- ---------------
  Investment in direct finance and sales
      type leases, net                                $ 198,563       $  167,628
                                                ================ ===============

     (1) Initial direct costs are shown net of amortization of $5,014 and $5,486 at March 31, 2001 and 2002, respectively.

Future scheduled minimum lease rental payments as of March 31, 2002 are as follows:
                                                            (In Thousands)

     Year ending March 31, 2003                           $    96,309
                           2004                           $    47,628
                           2005                           $    12,401
                           2006                           $     2,885
                           2007 and thereafter            $     2,565
                                                     ----------------------
                                                          $   161,788
                                                     ======================

The Company's net investment in direct financing and sales-type leases is collateral for non-recourse and recourse equipment notes. See Note 4.

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                      As of March 31,
                                                   2001             2002
                                                      (In Thousands)
                                              ---------------------------------

 Cost of equipment under operating leases            $ 20,589         $ 13,916
 Initial direct costs                                      15               14
 Less:  Accumulated depreciation and
           Amortization                              (16,321)         (12,471)
                                              ---------------- ----------------
                                              ---------------- ----------------
 Investment in operating lease equipment, net        $  4,283         $  1,459
                                              ================ ================


Future scheduled minimum lease rental payments as of March 31, 2002 are as follows:

                                                        (In Thousands)
                                                ---------------------------
                 Year Ending March 31,          2003             $   1,298
                                                2004                   247
                                                2005                     2
                                                ---------------------------
                                                                 $   1,547
                                                ==========================

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   As of March 31,
                                                 2001             2002
                                                    (In Thousands)
                                          ----------------------------------

  Furniture, fixtures and equipment               $  4,580         $  5,315
  Vehicles                                             139              121
  Capitalized software                               3,603            5,638
  Leasehold improvements                               228              288
  Less: Accumulated depreciation and
            amortization                           (3,334)          (5,218)

  Property and equipment, net                     $  5,216         $  6,144
                                          ================= ================


4.  RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:


                                                    As of March 31,
                                                2001               2002
                                                    (In Thousands)
                                         --------------------------------------

Recourse equipment notes secured by
related investments in leases with
varying interest rates ranging from
6.9% to 7.9% in fiscal years 2001 and 2002          $479              $498


Recourse line of credit with a maximum
balance of $35,000,000 bearing interest
at the LIBOR rate plus 150 basis points
or thirty day draws, or, at the Company's
option, prime for overnight draws expiring
April, 2004; 4.75% interest rate effective
on balance as of March 31, 2002                    5,000             1,000


Recourse line of credit with a maximum
balance of $33,000,000 bearing interest
at prime less .5%                                    113                 0


Recourse equipment notes with varying
interest rates ranging from 7.13% to
8.25%, secured by related investment
in equipment                                         220                98


Recourse note payable secured by investment
in leases with 11% interest payable monthly,
and principal balance due October, 2006             3,064             3,064

                                         --------------------------------------

Total recourse obligations                          $8,876            $4,660
                                         ======================================

Non-recourse equipment notes secured
by related investments in leases with
interest rates ranging from 5.14% to
14.00% in fiscal year 2001 and from
3.04% to 13.5% in fisal year 2002                 $157,960          $129,095

                                         ======================================


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

Recourse and non-recourse notes payable as of March 31, 2002, mature as follows:

                                           Recourse Notes    Non-recourse Notes
                                              Payable            Payable
                                                     (In Thousands)
                                             ----------------------------------

 Year ending March 31,2003                   $1,332            $56,294
                      2004                      264             50,595
                      2005                      -               16,477
                      2006                      -                3,388
                      2007 and thereafter     3,064              2,341
                                             -----------------------------------
                                             $4,660           $129,095
                                             ===================================

5.  RELATED PARTY TRANSACTIONS

The Company provided loans and advances to employees, the balances of which amounted to $66,082 and $69,042 as of March 31, 2001 and 2002, respectively. Such balances are to be repaid from commissions earned on successful sales or financing arrangements obtained on behalf of the Company, or via payroll deductions.

As of March 31, 2001 and 2002, the Company's other assets includes $97,349 payable to and $853 receivable from United Federal Leasing, respectively, which is owned in part by an individual related to a Company executive.

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

During the years ended March 31, 2000 and 2001, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest, that amounted to 11% and 5% of the Company's revenues, respectively. MLC/CLC LLC stopped purchasing leased equipment prior to the year ending March 31, 2002. Revenue recognized from the sales for the years ended March 31, 2000 and 2001 was $28,666,120 and $14,654,844, respectively. The basis for the equipment sold was $28,033,282 and $14,254,197, respectively. Notes receivable as of March 31, 2000 included $169,261 due from the joint venture. Other assets reflects the investment in the joint venture of $1,608,669, $628,218 and $0 as of March 31, 2000, 2001, and 2002 respectively, accounted for using the cost method, and reflects an impairment of $1,085,000 and $628,218 recognized during the years ended March 31, 2001 and 2002. The Company received an origination fee on leased equipment sold to the joint venture. In addition, the Company recognized $310,879, $268,762, and $147,305 for the years ended March 31, 2000, 2001 and 2002 for accounting and administrative services provided to MLC/CLC LLC.

The Company leases certain office space from entities that are owned, in part, by executives the Company and of subsidiaries of the Company. During the years ended March 31, 2000, 2001, and 2002, rent expense paid to these related parties was $228,000, $248,849, and $274,600, respectively.

6.  COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain office equipment for the conduct of its business. Rent expense relating to these operating leases was $799,384, $1,222,389, and $1,984,833 for the years ended March 31, 2000, 2001, and 2002, respectively. As of March 31, 2002, the future minimum lease payments are due as follows:

                                                     (In Thousands)
                                                 -------------------------
          Year Ending March 31,  2003                      $   1,507
                                 2004                          1,041
                                 2005                            501
                                 2006                             51
                                                -------------------------
                                                           $   3,100
                                                =========================


7.  INCOME TAXES

A reconciliation of income taxes computed at the statutory federal income tax rate to the provision for income taxes included in the consolidated statements of earnings is as follows:



                                                    For the Year Ended March 31,
                                                   2000         2001        2002
                                                           (In Thousands)
                                                --------------------------------

 Statutory federal income tax rate                   34%         34%       34%
 Income tax expense computed at the statutory
      federal rate                                $  4,845   $  4,755   $  5,073
 State income tax expense, net of federal tax          547        678        939
 Non-taxable interest income                          (21)       (15)        (9)
 Non-deductible expenses                               504        249          7
                                                --------------------------------
 Provision for income taxes                       $  5,875   $  5,667      6,010
                                                ================================
 Effective income tax rate                          41.23%     40.52%     40.28%
                                                ================================

The components of the provision for income taxes are as follows:




                                    For the Year Ended March 31,
                                 2000           2001            2002
                                           (In Thousands)
                            ----------------------------------------------
       Current:
            Federal               $  7,126       $  5,237         $ 8,836
            State                    1,278          1,502           2,335
                            --------------- -------------- ---------------
                                     8,404          6,739          11,171
                             --------------- -------------- ---------------

       Deferred:
            Federal              $ (2,080)       $  (762)       $ (4,249)
            State                    (449)          (310)           (912)
                            --------------- -------------- ---------------
                                   (2,529)        (1,072)         (5,161)
                            --------------- -------------- ---------------

                                  $  5,875       $  5,667        $  6,010
                            =============== ============== ===============


The components of the deferred tax expense (benefit) resulting from net temporary differences are as follows:

                                             For the Year Ended March 31,
                                         2000           2001            2002
                                                   (In Thousands)
                                    -------------------------------------------

       Alternative minimum tax         $  (161)        $ 1,701         $     -
       Lease revenue recognition        (1,681)          (198)         (3,639)
       Other                              (687)        (2,575)         (1,522)
                                    ------------ -------------- ---------------

                                      $ (2,529)      $ (1,072)       $ (5,161)
                                    ============ ============== ===============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of items comprising the Company's deferred tax asset (liability) consists of the following:

                                                 For the Year Ended March 31,
                                              2000           2001           2002
                                                        (In Thousands)
                                              ----------------------------------

       Alternative minimum tax             $  1,701        $    0         $    -
       Lease revenue recognition            (3,039)       (2,841)            798
       Allowance for doubtful accounts
          and credit reserves                   314         2,377          3,890
       Other                                    262           774            784
                                          ---------- ------------ -------------
                                          ---------- ------------ -------------
                                           $  (762)       $   310       $  5,472
                                          ========== ============ ==============



8.  NONCASH INVESTING AND FINANCING ACTIVITIES

The Company recognized a reduction in recourse and non-recourse notes payable (Note 4) associated with its direct finance and operating lease activities from payments made directly by customers to third-party lenders amounting to $28,739,422, $33,004,241 and $13,431,543 for the years ended March 31, 2000,
2001, and 2002, respectively. In addition, the Company realized a reduction in recourse and non-recourse notes payable from the sale of the associated assets and liabilities amounting to $22,727,174, $5,828,340 and $6,255,282 for the years ended March 31, 2000, 2001, and 2002, respectively.

9.  BENEFIT AND STOCK OPTION PLANS

The Company provides its employees with contributory 401(k) profit sharing plans. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Full vesting in the plans vary from after the fourth to the sixth consecutive year of plan participation. Employer contribution percentages are determined by the Company and are discretionary each year. The Company's expense for the plans was $88,500, $370,082 and $(241,017) for the years ended March 31, 2000, 2001 and
2002, respectively. The negative expense in the current fiscal year represents the reduction in current and prior year accruals for discretionary employer contributions.

The Company has established a stock incentive program (the "Master Stock Incentive Plan") to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees of the Company to participate in the ownership of the Company. The Master Stock Incentive Plan provides for awards to eligible directors, employees, and independent contractors of the Company, of a broad variety of stock-based compensation alternatives under a series of component plans. These component plans include tax advantaged incentive stock options for employees under the Incentive Stock Option Plan, formula length of service based nonqualified options to non-employee directors under the Outside Director Stock Plan, nonqualified stock options under the Nonqualified Stock Option Plan, a program for employee purchase of Common Stock of the Company at 85% of fair market value under a tax advantaged Employee Stock Purchase Plan approved by the Board of Directors and effective September 16, 1998, as well as other restrictive stock and performance-based stock awards and programs which may be established by the Board of Directors. The aggregate number of shares reserved for grant under all plans that are a part of the Master Stock Incentive Plan represent a floating number equal to 20% of the issued and outstanding stock of the Company (after giving effect to pro forma assumed exercise of all outstanding options and purchase rights). The number that may be subject to options granted under the Incentive Stock Option Plan is also further capped at a maximum of 4,000,000 shares to comply with IRS requirements for a specified maximum. As of March 31, 2002 a total of 2,475,770 shares of common stock have been reserved for issuance upon exercise of options granted under the Plan, which encompasses the following component plans:

          a) the Incentive Stock Option Plan ("ISO Plan"), under which 1,966,500 options are outstanding or have been exercised as of March 31, 2002;

          b) the Nonqualified Stock Option Plan ("Nonqualified Plan"), under which 260,000 options are outstanding as of March 31, 2002;

          c) the Outside Director Stock Option Plan ("Outside Director Plan"), under which 53,707 are outstanding or have been exercised as of March 31, 2002;

          d) the Employee Stock Purchase Plan ("ESPP") under which 105,483 shares have been issued as of March 31, 2002.

The exercise price of options granted under the Master Stock Incentive Plan is equivalent to the fair market value of the Company's stock on the date of grant, or, in the case of the ESPP, not less than 85% of the lowest fair market value of the Company's stock during the purchase period, which is generally six months. Options granted under the plan have various vesting schedules with vesting periods ranging from one to five years. The weighted average fair value of options granted during the years ended March 31, 2000, 2001 and 2002 was $5.50, $9.86 and $5.14 per share, respectively.

A summary of stock option activity during the three years ended March 31, 2002 is as follows:



                                  Number of    Exercise Price   Weighted Average
                                   Shares         Range          Exercise Price
                              ------------- ------------------- ----------------


 Outstanding, April 1, 1999         779,907        -                   -
 Options granted                    576,400    $7.75 - $21.25        $ 8.08
 Options exercised                 (61,044)    $7.25 - $12.25        $10.84
 Options forfeited                 (29,318)    $8.75 - $13.00        $ 9.28
                              -------------
 Outstanding, March 31, 2000      1,265,945
                              ==============
 Exercisable, March 31, 2000        448,513
                              ==============


 Outstanding, April 1, 2000       1,265,945        -                   -
 Options granted                    578,806    $7.75 - $17.38        $13.09
 Options exercised                 (37,685)    $7.25 - $13.00        $ 7.96
 Options forfeited                 (90,781)    $7.25 - $17.38        $12.69
                              --------------
 Outstanding, March 31, 2001      1,716,285
                              ==============
 Exercisable, March 31, 2001      1,000,765
                              ==============

 Outstanding, April 1, 2001       1,716,285        -                    -
 Options granted                    728,150    $6.24 - $8.65         $ 6.83
 Options exercised                    (570)        $9.00             $ 9.00
 Options forfeited                (263,280)    $6.24 - $17.38        $ 8.43
                                -----------
 Outstanding, March 31, 2002      2,180,585
                               =============
 Exercisable, March 31, 2002      1,249,245
                               =============

Additional information regarding options outstanding as of March 31, 2002 is as follows:

                      Options Outstanding                                      Options Exercisable
-----------------------------------------------------------------    ----------------------------------------
                          Weighted Average
                             Remaining         Weighted Average                           Weighted Average
        Number            Contractual Life      Exercise Price      Number Exercisable     Exercise Price
     Outstanding

----------------------- --------------------- -------------------- --------------------- --------------------
      2,180,585              7.6 years               $9.20              1,249,245               $9.20


Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement gave the Company the option of either
(1) continuing to account for stock-based employee compensation plans in accordance with the guidelines established by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" while providing the disclosures required under SFAS No. 123, or (2) adopting SFAS No. 123 accounting for all employee and non-employee stock compensation arrangements. The Company opted to continue to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. The following table summarizes the pro forma disclosures required by SFAS No. 123 assuming the Company had adopted the fair value method for stock-based awards to employees as of the beginning of fiscal year 2000:


                                                                     Year Ended March 31,
                                                            2000             2001              2002

       Net earnings, as reported                           $ 8,375,368      $ 8,318,200       $ 8,911,722
       Net earnings, pro forma                             $ 6,861,442      $ 5,877,713       $ 5,786,235

       Basic earnings per share, as reported                 $    1.09        $    0.86          $   0.87
       Basic earnings per share, pro forma                   $    0.89        $    0.61          $   0.57
       Diluted earnings per share, as reported               $    0.91        $    0.80          $   0.85
       Diluted earnings per share, pro forma                 $    0.75        $    0.57          $   0.55

Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option pricing models that require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                For the Year Ended March 31,
                                                                2000         2001         2002
                                                           ----------------------------------------
           Options granted under the Incentive Stock
                Option Plan:

                     Expected life of option                  5 years       5 years     5 years
                     Expected stock price volatility           80.67%       97.87%       92.44%
                     Expected dividend yield                     0%           0%           0%
                     Risk-free interest rate                   5.95%         5.52%       4.13%

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Because of these and other limitations, the aggregate fair value amounts presented in the following table do not represent the underlying value of the Company. The Company determines the fair value of notes payable by applying an average portfolio debt rate and applying such rate to the future cash flows of the respective financial instruments. The fair value of cash and cash equivalents is determined to equal the book value.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                                 As of March 31, 2001        As of March 31, 2002
                                                Carrying     Fair Value     Carrying      Fair Value
                                                 Amount                      Amount
                                                                  (In Thousands)
                                              --------------------------------------------------------
          Assets:
               Cash and cash equivalents           $24,534       $24,534        $28,224       $28,224

          Liabilities:
               Non-recourse notes payable          157,960       157,756        129,095       128,181
               Recourse notes payable                8,876         8,876          4,660         4,660


11.  PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANT

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

12.  SEGMENT REPORTING

The Company manages its business segments on the basis of the products and services offered. The Company's reportable segments consist of its traditional financing business unit and technology sales business unit. The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The Company evaluates segment performance on the basis of segment net earnings.

Both segments utilize the Company's proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit. Fees and other income relative to services generated by our proprietary software and services are included in the financing business unit.

The accounting policies of the segments are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies." Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.

The Company changed reporting segments during the year ended March 31, 2002. All prior year balances have been reclassified to conform to the new reporting segments.


                                                                                Technology
                                                       Financing                   Sales
                                                       Business                  Business
                                                         Unit                      Unit                            Total
                                               --------------------------------------------------------------------------------
                                                                             (In Thousands)
Twelve months ended March 31, 2000
Sales of equipment                                           $ 2,103,603             $ 164,148,575               $ 166,252,178
Sales of leased equipment                                     57,360,366                         -                  57,360,366
Lease revenues                                                31,374,244                         -                  31,374,244
Fee and other income                                           2,731,689                 7,015,329                   9,747,018
                                               --------------------------------------------------------------------------------
      Total Revenues                                          93,569,902               171,163,904                 264,733,806
Cost of sales                                                 56,796,063               145,867,290                 202,663,353
Direct lease costs                                             8,025,342                         -                   8,025,342
Selling, general and administrative
  expenses                                                    11,795,632                16,609,231                  28,404,863
                                               --------------------------------------------------------------------------------

Segment earnings                                              16,952,865                 8,687,383                  25,640,248
Interest expense                                              11,016,120                   373,562                  11,389,682
                                               --------------------------------------------------------------------------------
      Earnings before income taxes                             5,936,745                 8,313,821                  14,250,566
                                               ================================================================================
Assets                                                     $ 295,690,609              $ 49,644,139               $ 345,334,748

Twelve months ended March 31, 2001
Sales of equipment                                             $ 777,780             $ 215,405,401               $ 216,183,181
Sales of leased equipment                                     34,031,381                         -                  34,031,381
Lease revenues                                                42,693,839                         -                  42,693,839
Fee and other income                                           7,196,836                 6,480,659                  13,677,495
                                               --------------------------------------------------------------------------------
      Total Revenues                                          84,699,836               221,886,060                 306,585,896
Cost of sales                                                 34,411,304               181,391,784                 215,803,088
Direct lease costs                                            16,534,992                         -                  16,534,992
Selling, general and administrative
  expenses                                                    20,772,486                23,967,608                  44,740,094
                                               --------------------------------------------------------------------------------
Segment earnings                                              12,981,054                16,526,668                  29,507,722
Interest expense                                              15,242,395                   280,502                  15,522,897
                                               --------------------------------------------------------------------------------
      (Loss) earnings before income taxes                     (2,261,341)               16,246,166                  13,984,825
                                               ================================================================================
Assets                                                     $ 258,119,292              $ 52,746,068               $ 310,865,360

Twelve months ended March 31, 2002
Sales of equipment                                           $ 1,057,862             $ 126,695,453               $ 127,753,315
Sales of leased equipment                                      9,353,088                         -                   9,353,088
Lease revenues                                                48,850,017                         -                  48,850,017
Fee and other income                                          10,085,448                 8,943,478                  19,028,926
                                               --------------------------------------------------------------------------------
      Total Revenues                                          69,346,415               135,638,931                 204,985,346
Cost of sales                                                 11,872,337               108,769,826                 120,642,163
Direct lease costs                                             9,578,631                         -                   9,578,631
Selling, general and administrative
  expenses                                                    22,500,221                25,532,396                  48,032,617
                                               --------------------------------------------------------------------------------
Segment earnings                                              25,395,226                 1,336,709                  26,731,935
Interest expense                                              11,156,721                   653,693                  11,810,414
                                               --------------------------------------------------------------------------------
      (Loss) earnings before income taxes                     14,238,505                   683,016                  14,921,521
                                               ================================================================================
Assets                                                     $ 228,505,936              $ 50,489,618               $ 278,995,554



13.  QUARTERLY DATA - UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts). Adjustments reflect the results of operations of business combinations accounted for under the pooling of interests method and the reclassification of certain prior period amounts to conform to current period presentation.

                                                              First Quarter                               Second Quarter

                                                Previously                     Adjusted       Previously                    Adjusted
                                                 Reported     Adjustments       Amount         Reported      Adjustments     Amount
                                             ---------------------------------------------------------------------------------------
Year Ended March 31, 2001

Sales                                                $ 72,112          $ -     $ 72,112        $ 64,734     $ -           $ 64,734
Total Revenues                                         83,613            -       83,613          77,752       -             77,752
Cost of Sales                                          63,738            -       63,738          56,771       -             56,771
Total Costs and Expenses                               79,472            -       79,472          74,348       -             74,348
Earnings before provision for income taxes              4,141            -        4,141           3,404       -              3,404
Provision for income taxes                              1,657            -        1,657           1,381       -              1,381
Net earnings                                            2,484            -        2,484           2,023       -              2,023
                                             ==========================================    ========================================
Net earnings per common share-Basic (1)                $ 0.26                    $ 0.26          $ 0.21                     $ 0.21
                                             ===========================================   ========================================
Year Ended March 31, 2002
Sales                                                $ 36,906          $ -     $ 36,906        $ 30,667     $ -           $ 30,667
Total Revenues                                         53,293            -       53,293          47,146       -             47,146
Cost of Sales                                          31,779            -       31,779          25,846       -             25,846
Total Costs and Expenses                               49,728            -       49,728          43,481       -             43,481
Earnings before provision for income taxes              3,565            -        3,565           3,665       -              3,665
Provision for income taxes                              1,426            -        1,426           1,466       -              1,466
Net earnings                                            2,139            -        2,139           2,199       -              2,199
                                             ===========================================   ========================================
Net earnings per common share-Basic (1)                $ 0.22                    $ 0.22          $ 0.22                     $ 0.22
                                             ===========================================   ========================================

                                                               Third Quarter                           Fourth Quarter

                                                Previously                     Adjusted         Previously                  Adjusted
                                                 Reported     Adjustments       Amount           Reported      Adjustments    Amount
                                             ------------------------------------------------   ------------------------------------
Year Ended March 31, 2001

Sales                                         $ 59,351          $ -          $ 59,351        $ 54,018          $ -        $ 54,018
Total Revenues                                  73,675            -            73,675          71,546            -          71,546
Cost of Sales                                   49,164            -            49,164          46,130            -          46,130
Total Costs and Expenses                        70,703            -            70,703          68,078            -          68,078
Earnings before provision for income taxes       2,972            -             2,972           3,468            -           3,468
Provision for income taxes                       1,243            -             1,243           1,386            -           1,386
Net earnings                                     1,729            -             1,729           2,082            -           2,082
                                             =========================================   ==========================================
Net earnings per common share-Basic (1)         $ 0.18                         $ 0.18          $ 0.21                       $ 0.21
                                             =========================================   ==========================================
Year Ended March 31, 2002
Sales                                         $ 39,716          $ -          $ 39,716        $ 29,644          $ -        $ 29,644
Total Revenues                                  55,812            -            55,812          48,734            -          48,734
Cost of Sales                                   35,444            -            35,444          26,633            -          26,633
Total Costs and Expenses                        52,251            -            52,251          44,604            -          44,604
Earnings before provision for income taxes       3,561            -             3,561           4,130            -           4,130
Provision for income taxes                       1,424            -             1,424           1,693            -           1,693
Net earnings                                     2,137            -             2,137           2,437            -           2,437
                                             =========================================   ==========================================
Net earnings per common share-Basic (1)         $ 0.20                         $ 0.20          $ 0.23                       $ 0.23
                                             =========================================   ==========================================

(1) The sum of  quarterly  amounts  does not  equal  the  annual  amount  due to
quarterly   calculations   being  based  on  varying   weighted  average  shares
outstanding.

SCHEDULE II


                           ePlus inc. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
            For the three years ended March 31, 2000, 2001, and 2002
                                 (In Thousands)


                                                    Column C -
                                                     Additions

                                  Column B       (1)          (2)                       Column E
                                 Balance at     Charged      Charged                   Balance at
                                  beginning     to costs     to other                    end of
                                  of period     and          accounts     Column D       period
                                                expenses                 Deductions


   Column A - Description
2002 Allowance for doubtful
accounts and credit loss            $4,279       $1,489       $1,187          $184         $6,771


2001 Allowance for doubtful
accounts and credit loss            $2,659       $1,989           $0          $369         $4,279


2000 Allowance for doubtful
accounts and credit losses            $728         $733       $1,731          $533         $2,659





                                                                    Exhibit 21.1

Subsidiaries of the Company
- ---------------------------

ePlus Group, inc., a Commonwealth of Virginia corporation, a wholly owned subsidiary

ePlus Technology of NC, inc., a State of Delaware corporation, a wholly owned subsidiary

ePlus Technology of PA, inc., a Commonwealth of Pennsylvania corporation, a wholly owned subsidiary

ePlus Technology, inc., a Commonwealth of Virginia corporation, a wholly owned subsidiary

ePlus Government, inc., a Commonwealth of Virginia corporation, a wholly owned subsidiary

ePlus Capital, inc., a State of Delaware corporation, a wholly owned subsidiary

ePlus Content Services, inc., a Virginia corporation, a wholly owned subsidiary

ePlus Systems, inc., a Virginia corporation, a wholly owned subsidiary

ePlus Canada Company, registered in Canada, a wholly-owned subsidiary of ePlus Capital, inc.

MLC Leasing, SA. de CV., registered in Mexico, a subsidiary wholly owned by ePlus Group, inc. and ePlus Technology of NC, inc.