Form 10-Q
period 2002-06-30
EPLUS INC
filed 2002-08-14
CIK 1022408

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ [ X ] _____ No [ ____ ]


         The number of shares of Common Stock outstanding as of August 9, 2002, was 10,397,030.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

     Item 1. Financial Statements - Unaudited:

       Condensed Consolidated Balance Sheets as of March 31, 2002 and
       June 30, 2002                                                         2
       Condensed Consolidated Statements of Earnings, Three Months
       Ended June 30, 2001 and 2002                                          3

       Condensed Consolidated Statements of Cash Flows, Three Months
       Ended June 30, 2001 and 2002                                          4

       Notes to Condensed Consolidated Financial Statements                  6

       Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                           10

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk   21

Part II. Other Information:

       Item 1.  Legal Proceedings                                            22

       Item 2.  Changes in Securities and Use of Proceeds                    22

       Item 3.  Defaults Upon Senior Securities                              22

       Item 4.  Submission of Matters to a Vote of Security Holders          22

       Item 5.  Other Information                                            22

       Item 6.  Exhibits and Reports on Form 8-K                             22

Signatures                                                                   23
ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                As of March 31, 2002    As of June 30, 2002
                                                                --------------------    -------------------
ASSETS

Cash and cash equivalents ...................................   $  28,223,503    $    32,260,183
Accounts  receivable,  net of allowance
   for doubtful  accounts of $3,719,207 and
   $3,478,403 as of March 31, 2002 and
   June 30, 2002, respectively .................................   41,397,320         55,492,421
Notes receivable                                                      227,914            197,432
Employee advances                                                      69,042             62,613
Inventories                                                           871,857          1,470,453
Investment in leases and leased equipment - net                   169,087,078        164,505,903
Property and equipment - net                                        6,144,061          5,853,262
Deferred tax asset                                                  5,471,658          5,076,158
Other assets                                                       27,503,121         28,161,902
                                                                -------------    ---------------
TOTAL ASSETS                                                    $ 278,995,554     $  293,080,327
                                                                =============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                                    $   3,898,999     $    4,741,272
Accounts payable - trade                                           15,104,985         27,472,484
Salaries and commissions payable                                      491,716            510,834
Accrued expenses and other liabilities                             19,091,729         23,602,566
Income taxes payable                                                  364,183          1,287,046
Recourse notes payable                                              4,659,982          3,584,206
Nonrecourse notes payable                                         129,095,051        123,692,431
                                                                --------------------------------
Total Liabilities                                                 172,706,645        184,890,839


COMMITMENTS AND CONTINGENCIES                                         --                  --

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 2,000,000 shares authorized;
   none issued or outstanding                                         --                  --
Common stock, $0.01 par value; 50,000,000 shares authorized;
   10,395,870 and 10,396,980 issued and outstanding at
   March 31, 2002 and June 30, 2002, respectively                $    104,619      $     105,030
Additional paid-in capital                                         62,414,067         62,686,869
Treasury Stock, at cost, 66,100 and 106,100 shares,respectively     (574,800)          (921,800)
Retained earnings                                                  44,345,023         46,319,070
Other comprehensive income                                            --                     319
                                                                  ------------------------------
Total Stockholders' Equity                                        106,288,909        108,189,488
                                                                  -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 278,995,554      $ 293,080,327
                                                                  ===========        ===========


See Notes to Condensed Consolidated Financial Statements


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                         Three Months Ended
                                                                              June 30,
                                                                        2001          2002
                                                                        ----          ----
REVENUES

Sales of equipment                                                   $36,453,739     $  50,631,880
Sales of leased equipment                                                452,108         4,611,303
                                                                         -------         ---------
                                                                      36,905,847        55,243,183

Lease revenues
                                                                      10,792,055        10,575,403
Fee and other income                                                   5,595,434         6,356,694
                                                                       ---------         ---------
                                                                      16,387,489        16,932,097
                                                                      ----------        ----------
TOTAL REVENUES                                                        53,293,336        72,175,280
                                                                      ----------        ----------
COSTS AND EXPENSES

Cost of sales, equipment                                              31,351,389        45,389,224
Cost of sales, leased equipment                                          427,370         4,535,001
                                                                         -------         ---------
                                                                      31,778,759        49,924,225

Direct lease costs                                                     3,288,399           910,776
Professional and other fees                                              720,524           773,073
Salaries and benefits                                                  6,966,460        11,178,983
General and administrative expenses                                    3,623,994         3,628,301
Interest and financing costs                                           3,350,257         2,410,584
                                                                       ---------         ---------
                                                                      17,949,634        18,901,717

                                                                      ----------        ----------
TOTAL COSTS AND EXPENSES                                              49,728,393        68,825,942
                                                                      ----------        ----------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                             3,564,943         3,349,338
                                                                       ---------         ---------

PROVISION FOR INCOME TAXES                                             1,425,977         1,373,203
                                                                       ---------         ---------

NET EARNINGS                                                        $  2,138,966         1,976,135
                                                                    ============         =========

NET EARNINGS PER COMMON SHARE - BASIC                               $       0.22      $       0.19
                                                                    ============      ============
NET EARNINGS PER COMMON SHARE - DILUTED                             $       0.21      $       0.19
                                                                    ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                            9,946,355        10,404,895
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                         10,138,328        10,506,489


See Notes to Condensed Consolidated Financial Statements.


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                    2001            2002
                                                                                    ----            ----
Cash Flows From Operating Activities:
 Net earnings                                                                    $  2,138,966    $  1,976,135
 Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
       Depreciation and amortization                                                1,274,207       1,497,121
       (Recovery of) provision for credit losses                                      (28,155)        222,223
       Deferred taxes                                                                    --           395,500
       Loss on sale of operating lease equipment                                       (1,743)        (59,851)
       Adjustment of basis to fair market value of inventories and investments,     1,001,169            --
       Payments from lessees directly to lenders                                     (113,473)           --
       Loss on disposal of property and equipment                                      12,420            --
       Changes in:
          Accounts receivable                                                      16,224,951     (13,460,209)
          Other receivables                                                         1,355,953        (708,952)
          Employee advances                                                           (10,373)          3,114
          Inventories                                                                 800,153        (598,512)
          Other assets                                                                111,149         302,276
          Accounts payable - equipment                                             (2,529,381)        842,273
          Accounts payable - trade                                                   (356,279)     11,374,535
          Salaries and commissions payable, accrued
             expenses and other liabilities                                        (4,620,631)      5,369,313
                                                                                   ----------       ---------
                Net cash provided by operating activities                          15,258,933       7,157,966
                                                                                   ----------       ---------

Cash Flows From Investing Activities:
  Purchases of operating lease equipment                                             (887,976)       (254,575)
  Increase in investment in direct financing and sales-type leases                 (6,307,318)    (10,359,732)
  Purchases of property and equipment                                                (607,882)       (424,190)
  Cash used in acquisitions, net of cash acquired                                  (1,000,000)           --
 Increase in other assets                                                            (420,711)           --
                                                                                     --------      ----------
               Net cash used in investing activities                               (9,223,887)    (11,038,497)
                                                                                   ----------     -----------





                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                            2001                 2002
                                                                                    ------------------------------------------
Cash Flows From Financing Activities:
 Borrowings:
    Nonrecourse                                                                            21,906,914          20,469,775
  Repayments:
    Nonrecourse                                                                           (12,832,837)        (11,400,914)
    Recourse                                                                                     (830)            (75,778)
 Purchase of treasury stock                                                                       -              (347,000)
 Proceeds from issuance of capital stock, net of expenses                                      62,445             271,128
 Net payments on lines of credit                                                           (5,027,284)         (1,000,000)
                                                                                           ----------          ----------
   Net cash provided by financing activities                                                4,108,408           7,917,211
                                                                                            ---------           ---------


Net Increase in Cash and Cash Equivalents                                                  10,143,454           4,036,680

Cash and Cash Equivalents, Beginning of Period                                             24,534,183          28,223,503
                                                                                           ----------          ----------

Cash and Cash Equivalents, End of Period                                             $     34,677,637     $    32,260,183
                                                                                     ================     ===============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                                             $        125,084     $     1,797,374
                                                                                     ================     ===============
  Cash paid for income taxes                                                         $        982,344     $       261,142
                                                                                     ================     ===============

Schedule of Non-Cash Investing and Financing Activities:
  Common stock issued for assets in acquisition, 422,833 shares at $9.16/share       $        3,873,150   $            -
  Liabilities assumed in acquisition                                                 $        1,293,534   $            -



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

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2002 (the "Company's 2002 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

2.  INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                            As of
                                                March 31, 2002  June 30, 2002
                                                       (In Thousands)
                                                ------------------------------
Investment in direct financing
  and sales-type leases - net                    $ 167,628      $ 163,516
Investment in operating lease
  equipment - net                                    1,459            990
                                                --------------- --------------
                                                 $ 169,087      $ 164,506
                                                =============== ==============

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:

                                                            As of
                                                March 31, 2002    June 30, 2002
                                                          (In Thousands)
                                                ------------------------------
  Minimum lease payments                         $ 161,788     $  164,646
  Estimated unguaranteed residual value             25,880         24,128
  Initial direct costs, net of amortization (1)      3,424          3,320
  Less:  Unearned lease income                     (20,412)       (25,526)
            Reserve for credit losses               (3,052)        (3,052)
                                                --------------  --------------
  Investment in direct finance and sales
     type leases, net                            $ 167,628     $  163,516
                                                ============== ===============

           (1) Initial direct costs are shown net of amortization of $5,486 and $5,893 at March 31, and June 30, 2002, respectively.

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

                                                             As of
                                                 March 31, 2002    June 30, 2002
                                                         (In Thousands)
                                                --------------------------------

  Cost of equipment under operating leases          $ 13,916         $ 13,100
  Initial direct costs                                    14               11
  Less:  Accumulated depreciation and
            Amortization                             (12,471)         (12,121)
                                                ----------------- --------------
                                                ----------------- --------------
  Investment in operating lease equipment, net      $  1,459           $  990
                                                ================= ==============


3.  BUSINESS COMBINATIONS

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

4.  ISSUANCES OF COMMON STOCK, WARRANTS AND REPURCHASES OF COMMON STOCK

On September 20, 2001, the Company's Board of Directors authorized the repurchase from time to time of up to 750,000 shares of its outstanding common stock to a maximum of $5,000,000. As of June 30, 2002, the Company had repurchased 106,100 shares of its outstanding common stock at an average cost of $8.69 per share for a total of $921,800.

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

Both segments utilize the Company's proprietary software and services throughout the organization. Sales, license, service, maintenance fees and related costs of our proprietary software are included in the technology sales business unit. Fees and other income relative to services generated by our proprietary software and services are included in the financing business unit.

The accounting policies of the financing and technology business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies" in the Company's 2002 Form 10-K. Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.

The Company changed reporting segments during the year ended March 31, 2002. All prior period balances have been reclassified to conform to the new reporting segments.



                                                                       Technology
                                                         Financing        Sales
                                                          Business      Business
                                                            Unit           Unit             Total
                                                     -------------    -------------    -------------

Three months ended June 30, 2001
Sales                                                $     506,737    $  36,399,110    $  36,905,847
Lease revenues                                          10,792,055             --         10,792,055
Fee and other income                                     3,926,568        1,668,866        5,595,434
                                                     -------------    -------------    -------------
      Total revenues                                    15,225,360       38,067,976       53,293,336
Cost of sales                                              938,367       30,840,392       31,778,759
Direct lease costs                                       3,288,399             --          3,288,399
Selling, general and administrative
  expenses                                               5,370,857        5,940,121       11,310,978
                                                     -------------    -------------    -------------
Segment earnings                                         5,627,737        1,287,463        6,915,200
Interest expense                                         3,331,325           18,932        3,350,257
                                                     -------------    -------------    -------------
      Earnings before income taxes                       2,296,412        1,268,531        3,564,943
                                                     =============    =============    =============
Assets                                               $ 247,594,611    $  55,377,229    $ 302,971,840

Three months ended June 30, 2002
Sales                                                $   5,034,425    $  50,208,758    $  55,243,183
Lease revenues                                          10,575,403             --         10,575,403
Fee and other income                                     3,030,053        3,326,641        6,356,694
                                                     -------------    -------------    -------------
      Total revenues                                    18,639,881       53,535,399       72,175,280
Cost of sales                                            5,249,429       44,674,796       49,924,225
Direct lease costs                                         910,776             --            910,776
Selling, general and administrative                           --
  expenses                                               6,662,813        8,917,544       15,580,357
                                                     -------------    -------------    -------------
Segment earnings                                         5,816,863          (56,941)       5,759,922
Interest expense                                         2,256,498          154,086        2,410,584
                                                     -------------    -------------    -------------
      Earnings (Loss) before income taxes                3,560,365         (211,027)       3,349,338
                                                     =============    =============    =============
Assets                                               $ 229,781,841    $  63,298,486    $ 293,080,327



6.  NEW ACCOUNTING PRONOUNCEMENTS

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

As of June 30, 2002, the Company had goodwill, net of accumulated amortization, of $22,106,292, an increase of $22,984 during the three months ending June 30, 2002. This increase relates to legal expenses incurred relating to the SourceOne acquisition. Goodwill, net of accumulated amortization, was $17,445,572 as of June 30, 2001. No goodwill amortization expense was recognized during the three month periods ended June 30, 2002 and 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this report, and the Company's 2002 Form 10-K.

Overview

Certain statements contained herein are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence, demand for, and acceptance of, the Company's services, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond our control. The
Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

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

We currently derive the majority of our revenue from sales and financing of information technology and other assets. We have expanded our product and service offerings under the Enterprise Cost Management, or ECM, model which represents the continued evolution of our original implementation of ePlus e-commerce products entitled ePlusSuite. Our ECM model is our framework for combining IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

We have expanded our sales and marketing personnel to approximately 186 people from both hiring personnel and from the acquisitions of SourceOne Computer Corporation and Elcom International, Inc. Both are information technology sales and services entities. These two acquisitions and our hiring of other sales persons have expanded our current locations to 36, all of which are in the United States.

On May 15, 2001, we acquired from ProcureNet, Inc. the e-commerce procurement software asset products and software technology for cleaning and categorizing product descriptions for e-commerce catalogues. These products and services and associated expenses with this business acquisition have substantially increased our expenses, and the ability to sell these services and products is expected to fluctuate depending on the customer demand for these products and services, which to date is still unproven. These products and services are included in our Technology Sales Business Unit segment combined with our other sales of IT products and services. Our leasing and financing activities are included in our financing sales business unit segment in our financial statements.

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

We classify our lease transactions, as required by the Statement of Financial Accounting Standards No. 13, "Accounting for Leases", or FASB No. 13, as: (1) direct financing; (2) sales type; or (3) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

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

Sales-type leases include a dealer profit or loss that is recorded by the lessor at the inception of the lease. The dealer's profit or loss represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. The equipment subject to such leases may be obtained in the secondary marketplace, but most frequently is the result of re-leasing our own portfolio. This profit or loss that is recognized at lease inception is included in net margin on sales-type leases. For equipment supplied from our technology sales business unit subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included as part of our lease revenues.

Operating Leases. All leases that do not meet the criteria to be classified as direct financing or sales-type leases are accounted for as operating leases. Rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. Our cost of the leased equipment is recorded on the balance sheet as investment in leases and lease equipment and is depreciated on a straight-line basis over the lease term to our estimate of residual value. Revenue, depreciation expense and the resulting profit for operating leases are recorded on a straight-line basis over the life of the lease.

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

Residual Values. Residual values represent our estimated value of the equipment at the end of the initial lease term. The residual values for direct financing and sales-type leases are reported as part of the investment in direct financing and sales-type leases, on a net present value basis. The residual values for operating leases are included in the leased equipment's net book value and are reported in the investment in operating lease equipment. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions and the term of the lease.

We evaluate residual values on an ongoing basis and record any required changes in accordance with FASB No. 13. Residual values are affected by equipment supply and demand and by new product announcements by manufacturers. In accordance with generally accepted accounting principles, residual value estimates are adjusted downward when such assets are impaired.

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

Initial Direct Costs. Initial direct costs related to the origination of direct financing or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

Sales. Sales revenue includes the following types of transactions: (1) sales of new or used equipment which is not subject to any type of lease; (2) sales of equipment subject to an existing lease, under which we are lessor, including any underlying financing related to the lease; (3) sales of off-lease equipment to the secondary market; and (4) sales of procurement software. Sales of new or used equipment are recognized upon shipment. Sales of equipment subject to an existing lease and off-lease equipment are recognized when constructive title passes to the purchaser. Revenue from sales of procurement software is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sales price is determinable, and it is probable that collection will occur. Our accounting policy requires that revenue earned on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue relative to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

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

Reserve for Credit Losses. The reserve for credit losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolio. As of June 30, 2001 and 2002, the Company's reserve for credit losses was $4,167,315 and $6,530,585, respectively. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis).

The company's reserves for credit losses are segregated between our accounts receivable and our investment in direct financing leases as follows (in thousands):


                                                                 Investment
                                        Accounts                 in Direct
                                       Receivable             Financing Leases                Total
                                  -------------------------------------------------------------------------


Balance April 1, 2001              $         1,392         $         2,887              $         4,279

Bad Debts Expense                            1,324                     165                        1,489
Recoveries                                    (184)                      -                         (184)
Assumed in Acquisitions                         73                       -                           73
Other                                        1,114                       -                        1,114

                                  -------------------------------------------------------------------------
Balance March 31, 2002             $         3,719         $         3,052              $         6,771
                                  =========================================================================

Bad Debts Expense                             (222)                      -                         (222)
Recoveries                                       -                       -                            -
Assumed in Acquisitions                          -                       -                            -
Other                                          (19)                      -                          (19)
                                  -------------------------------------------------------------------------
Balance June 30, 2002              $         3,478         $         3,052              $         6,530
                                  =========================================================================


Balances in "Other" include reclasses from prior years. The Company assumed $72,631 in reserve for credit losses in the acquisition of SourceOne Computer Corporation.

Investments. The Company had a 5% membership interest in MLC/CLC LLC, a joint venture to which the Company sold leased equipment. MLC/CLC LLC stopped purchasing leased equipment prior to the year ending March 31, 2002. Other assets reflects the Company's investment in MLC/CLC LLC of $628,218 as of June 30, 2001, accounted for using the cost method. The company recorded an impairment of $628,218 during the quarter ended June 30, 2001 on this investment. Also included in other assets was an investment of $420,711 as of June 30, 2001, which the Company wrote off during the quarter ending June 30, 2001 as the underlying equity in the start-up venture did not support the carrying amount of the Company's investment.

Capitalization of Software Costs for Internal Use. The Company has capitalized certain costs for the development of internal-use software under the guidelines of Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Approximately, $0.0 and $0.2 million of internal use software was capitalized during the three months ended June 30, 2002 and 2001, respectively, which is included in the accompanying consolidated balance sheet as a component of property and equipment.

Capitalization of Software Costs Available to Customers. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. No development costs have been capitalized for the three months ended June 30, 2002 or 2001 relative to software costs available to customers.

RESULTS OF OPERATIONS - Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Total revenues generated by the Company during the three-month period ended June 30, 2002 were $72,175,280 compared to revenues of $53,293,336 during the comparable period in the prior fiscal year, an increase of 35.4%. The increase is primarily the result of increased sales of equipment and leased equipment. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS".

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 49.7% to $55,243,183 during the three-month period ended June 30, 2002, as compared to $36,905,847 generated during the corresponding period in the prior fiscal year.

Sales of equipment are generated primarily through the Company's technology sales business unit subsidiaries and represented 91.7% and 98.8% of total sales revenue for the three months ended June 30, 2002 and 2001, respectively. Sales of equipment increased 38.9% to $50,631,880 during the current period compared to $36,453,739 generated during the comparable period in the prior fiscal year. The increase was a result of higher sales within our technology sales business unit subsidiaries as well as additional sales resulting from the acquisition of SourceOne in October 2001 and Elcom in March 2002. The Company realized a gross margin on sales of equipment of 10.4% and 14.0% for the three-month periods ended June 30, 2002 and 2001, respectively. The Company's gross margin on sales of equipment is affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended June 30, 2002, sales of leased equipment increased 920.0%. During the three months ended June 30, 2002 and 2001, the Company recognized a gross margin of 1.7% and 5.5% on leased equipment sales of $4,611,303 and $452,108, respectively. The significant increase in leased equipment sales reflects the higher volume of lease equity that the Company sold to outside investors. Leases that are not equity-sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 140.

The Company's lease revenues decreased 2.0% to $10,575,403 for the three months ended June 30, 2002 compared with the corresponding period in the prior fiscal year. The decrease is primarily the result of small decrease in our lease portfolio.


For the three months ended June 30, 2002, fee and other income increased 13.6% over the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology sales business unit subsidiaries. The current period increase in fee and other income is attributable to additional revenues resulting from the purchase of SourceOne in October 2001 and Elcom in March 2002. We also received settlement money of $2.0 million from Toshiba for the three months ending June 30, 2002 compared to $2.5 million for the three months ending June 30, 2001. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs decreased 72.3% during the three-month period ended June 30, 2002 as compared to the same period in the prior fiscal year. The decrease is primarily the result a lease impairment charge of approximately $1.0 million taken in the June 2001 quarter and a decrease in lease depreciation, specifically depreciation on the Company's matured lease portfolio.

The increase in professional and other fees of 7.3%, or $52,549, for the current period over the comparable period in the prior fiscal year, was primarily the result of expenses related to the Company's outside technical services.

Salaries and benefits expenses increased 60.5% during the three-month period ended June 30, 2002 over the same period in the prior year. The increase is the result of additional expense related to the Company's recent acquisitions, SourceOne Computer Corporation and Elcom International, Inc., which is offset by reduced commission expenses in the Company's lease financing and technology sales units.

The Company's general and administrative expenses increased 0.1% to $3,628,301 during the three months ended June 30, 2002, as compared to the same period in the prior fiscal year.

Interest and financing costs incurred by the Company for the three months ended June 30, 2002 decreased 28.0% and relates to interest costs on the Company's indebtedness, both lease-specific and general working capital. Payments for interest costs on the majority of the Company's non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes decreased to $1,373,203 for the three months ended June 30, 2002 from $1,425,977 for the three months ended June 30, 2001, reflecting effective income tax rates of 41% for the three months ending June 30, 2002 and 40% for the three months ending June 30, 2001.

The foregoing resulted in a 7.6% decrease in net earnings for the three-month period ended June 30, 2002 as compared to the same period in the prior fiscal year. Basic and fully diluted earnings per common share were $0.19 and $0.19 for the three months ended June 30, 2002, as compared to $0.22 for basic and $0.21 for fully diluted earnings for the three months ended June 30, 2001. Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2002 were 10,404,895 and 10,506,489 respectively. For the three months ended June 30, 2001, the basic and diluted weighted average shares outstanding were 9,946,355 and 10,138,328, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended June 30, 2002, the Company generated cash flows from operations of $7,157,965 and used cash flows from investing activities of $11,038,497. Cash flows generated by financing activities amounted to $7,917,211 during the same period. The net effect of these cash flows was a net increase in cash and cash equivalents of $4,036,680 during the three-month period. During the same period, the Company's total assets increased $14,084,773, or 5.0%. The cash balance at June 30, 2002 was $32,260,183 as compared to $28,223,503 at March 31, 2002.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. The Company has formal programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, recently the Company has regularly funded its leasing activities with Citizens Leasing Corporation, GE Capital Corporation, De Lage Landen Financial Services, Inc., Hitachi Leasing America, and Fifth Third Bank, among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion. During the three-month period ending June 30, 2002, the Company's lease related non-recourse debt portfolio decreased 4.2% to $123,692,431.

Whenever possible and desirable, the Company arranges for equity investment financing which includes selling assets, including the residual portions, to third parties and financing the equity investment on a non-recourse basis. The Company generally retains customer control and operational services, and has minimal residual risk. The Company usually preserves the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed to return on its investment. We actively sell or finance our equity investment with Bank of America, Fleet Business Credit Corporation and GE Capital Corporation, among others.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of June 30, 2002, the Company had $4,741,272 of unpaid equipment cost, as compared to $3,898,999 at March 31, 2002.

The Company's "Accrued expenses and other liabilities" includes deferred income, reserves for credit losses, and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of June 30, 2002, the Company had $23,602,566 of accrued expenses and other liabilities.

Working capital for our leasing business is provided through a credit facility which is a revolving $35 million limit and expires on April 17, 2004. Participating in this facility are, among others, Branch Banking and Trust

Company ($10 million), PNC Bank N.A. ($5 million) and National City the agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to the Company and is secured by a blanket lien against all of the Company's assets including the common stock of all wholly-owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. The interest rates charged on borrowings are the LIBOR interest rate plus 1.75% to 2.5%. As of June 30, 2002, the Company had no outstanding balance on the facility. The loss of this relationship could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.

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

ePlus Technology of NC, inc., ePlus Technology of PA, inc. and ePlus Technology, inc. have separate credit facilities to finance their working capital requirements for inventories and accounts receivable. Their traditional business as sellers of computer technology and related network equipment and software products is financed through agreements known as "floor planning" financing in which interest expense for the first thirty to forty-five days is not charged but is paid by the supplier/distributor. The floor planning liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty to forty-five day time-frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

In addition to the floor planning financing, ePlus Technology, inc. and ePlus Technology of NC, inc. have accounts receivable facilities through Deutsche Financial Services Corporation. Of the total $33 million dollar facility provided by Deutsche Financial Services Corporation, $26 million is for traditional inventory floor planning and $7 million is available for accounts receivable financing. The maximum available under the accounts receivable facilities for ePlus Technology, inc. and ePlus Technology of PA, inc. are $5 million and $2 million respectively and as of June 30, 2002 there was no outstanding balance on these account receivable facilities. Availability under the lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

As of June 30, 2002, the respective floor planning inventory agreement maximum credit limits and actual outstanding balances are as follows:

                                                                                               Balance at
                     Entity                    Floor Plan Supplier         Credit Limit      June 30, 2002
         ------------------------------- -------------------------------- ---------------- -------------------
         ePlus Technology of NC, inc.    Deutsche Financial Services,     $3,500,000          $ 2,426,820
                                         Inc.
                                         IBM Credit Corporation           $  250,000          $   276,406

         ePlus Technology of PA, inc.    Deutsche Financial Services,     $9,000,000          $ 6,753,189
                                         Inc.
                                         IBM Credit Corporation           $1,250,000          $ 1,132,116

         ePlus Technology, inc.          Deutsche Financial Services,    $13,500,000          $ 3,836,411
                                         Inc.



The facilities provided by Deutsche Financial Services Corporation for ePlus Technology of PA, inc. and ePlus Technology, inc. require a separate guaranty of up to $4,900,000 and $2,000,000, respectively, by ePlus inc. The floor planning facility provided by IBM Credit Corporation to ePlus Technology of PA, inc. also requires a guaranty by ePlus inc. for the total balance outstanding. The loss of the Deutsche Financial Services Corporation or the IBM Credit Corporation relationship could have a material adverse effect on our future results as we rely on these facilities for daily working capital and liquidity for our technology sales business

The continued implementation of the Company's ECM business model could require a significant investment in both cash and managerial focus. In addition, the Company may selectively acquire other companies that have attractive customer relationships and skilled sales forces. The Company may also acquire technology companies to expand and enhance the ECM platform to provide additional functionality and value added services. As a result, the Company may require additional financing to fund its strategy implementation and potential future acquisitions, which may include additional debt and equity financing.


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

The Company's quarterly operating results are also susceptible to fluctuations for a number of other reasons, including, without limitation, its entry into the e-commerce market, any reduction of expected residual values related to the equipment under the Company's leases, and timing of specific factors that may affect future operating results. Quarterly operating results could also fluctuate as a result of the sale by the Company of equipment in its lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

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

Our traditional businesses of equipment leasing and financing and technology sales have the following risks:

o we may not be able to realize our entire investment in the equipment we lease;

o we depend on creditworthy customers and may not have reserved adequately for credit losses;

o    capital spending may decrease;

o direct marketing by manufacturers rather than through distributors may affect future sales; and

o    inventory and accounts receivable financing may not be available.

Our eECM solution introduced in May 2002 has had a limited operating history. Although we have been in the business of financing and selling information technology equipment since 1990, we will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new business models in evolving markets. As a result, the
Company will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to the Company's ability to:

o    increase the total number of users of ECM services;

o    adapt to meet changes in its markets and competitive developments; and

o continue to update its technology to enhance the features and functionality of its suite of products.

We cannot be certain that our business strategy will be successful or that it will successfully address these and other challenges, risks and uncertainties.

Over the longer term, the Company expects to derive a significant portion of its revenues from its ECM business model, which is unproven. The Company expects to incur expenses that may negatively impact profitability. The Company also expects to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development of this business. As a result, the Company may incur significant expenses, which may have a material adverse effect on the future operating results of the Company as a whole.

Broad and timely acceptance of the ECM services, which is critical to the Company's future success, is subject to a number of significant risks. These risks include:

o the electronic commerce business-to-business solutions market is highly competitive; o the system's ability to support large numbers of buyers and suppliers is unproven; o significant enhancement of the features and services of our Enterprise Cost Management solution may be needed to achieve widespread commercial initial and continued acceptance of the system;

o    the pricing model may not be acceptable to customers;

o if the Company is unable to develop and increase volume from our Enterprise Cost Management Services, it is unlikely that it will ever achieve or maintain profitability in this business;

o businesses that have already made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt the Company's solution;

o the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards, frequent new product announcements and established competition;

o we may be unable to protect our intellectual property rights or face claims from third parties for infringement of their products.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and Deutsche facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and Deutsche facilities bear interest at a market-based variable rate. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of June 30, 2002, the aggregate fair value of our recourse borrowings approximated their carrying value.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         Not Applicable


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not Applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable


Item 5.  OTHER INFORMATION
         Not Applicable


Item 6(a) EXHIBITS

          Exhibit No.  Exhibit Description
          -----------  -------------------

          3.1(1)       Certificate of Incorporation of the Company, as amended
          3.2          Certificate of Amendment to Certificate of Incorporation
          3.3(2)       Bylaws of the Company
          4.1(2)       Speciman certificate of Common Stock of the Company
          10.1         Lease Agreement, dated as of November 1, 2001, by and
                       between the Company, as Tenant, and Phillip G. Norton,
                       Trustee, as Landlord
          99.1         Certification of Chief Executive Officer
          -----------

          (1) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Form 10-Q filed on November 14, 1997.

          (2) Incorporated herein by reference to the indicated exhibit filed as part of the Registrant's Registration Statement on Form S-1 (No. 333-11737).


Item 6(b) REPORTS ON FORM 8-K

Form 8-K dated March 29, 2002 and filed with the SEC on April 5, 2002 to report that the Company had purchased fixed assets, customer lists, and contracts and assumed certain limited liabilities relating to the IT fulfillment and IT professional services business from Elcom International, Inc. Total consideration was approximately $2.3 million consisting of cash of $2,150,000 and the assumption of certain liabilities of approximately $113,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  ePlus inc.


                                  /s/ PHILLIP G. NORTON
                                  --------------------------------------------
                                  By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                  Date: August 14, 2002


                                  /s/ STEVEN J. MENCARINI
                                  --------------------------------------------
                                  By: Steven J. Mencarini, Senior Vice President and Chief Financial Officer
                                  Date: August 14, 2002

Exibit 99.1


             STATEMENT OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF
                         FINANCIAL OFFICER OF EPLUS INC.
                          PURSUANT TO 18 U.S.C.SS.1350

     Each of the undersigned hereby certifies in his capacity as an officer of ePlus inc. (the "Company") that this Quarterly Report on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of
Section 13(a) and 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 14, 2002                    _______________________
                                          Phillip G. Norton
                                          President and Chief Executive Officer

Dated: August 14, 2002                    _______________________
                                          Steven J. Mencarini
                                          Senior Vice President and
                                          Chief Financial Officer