Form 10-Q/A
period 2002-06-30
EPLUS INC
filed 2002-08-14
CIK 1022408

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable


Item 5.  OTHER INFORMATION
         Not Applicable


Item 6(a) EXHIBITS

          Exhibit No.  Exhibit Description
          -----------  -------------------

          3.1(1)       Certificate of Incorporation of the Company, as amended
          3.2          Certificate of Amendment to Certificate of Incorporation
          3.3(2)       Bylaws of the Company
          4.1(2)       Speciman certificate of Common Stock of the Company
          10.1         Lease Agreement, dated as of November 1, 2001, by and
                       between the Company, as Tenant, and Phillip G. Norton,
                       Trustee, as Landlord
          99.1         Certification of Chief Executive Officer and Chief
                       Financial Officer
          -----------

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