Form 10-Q
period 2002-09-30
EPLUS INC
filed 2002-11-14
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from____ to ____ .

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ___ ]

Indicate by v whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes______________ No______v________

The number of shares of Common Stock outstanding as of November 12, 2002, was 10,079,646.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed Consolidated Balance Sheets as of March 31, 2002
                  and September 30, 2002                                       2

                  Condensed Consolidated Statements of Earnings,
                  Three Months Ended September 30, 2001 and 2002               3

                  Condensed Consolidated Statements of Earnings, Six
                  Months Ended September 30, 2001 and 2002                     4

                  Condensed Consolidated Statements of Cash Flows, Six
                  Months Ended September 30, 2001 and 2002                     5

                  Notes to Condensed Consolidated Financial Statements         7

         Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                          12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  24

         Item 4.  Controls and Procedures                                     24


Part II. Other Information:

         Item 1.  Legal Proceedings                                           26

         Item 2.  Changes in Securities and Use of Proceeds                   26

         Item 3.  Defaults Upon Senior Securities                             26

         Item 4.  Submission of Matters to a Vote of Security Holders         26

         Item 5.  Other Information                                           26

         Item 6.  Exhibits and Reports on Form 8-K                            26

Signatures                                                                    27

Certifications                                                                28
ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                               As of March 31, 2002      As of September 30, 2002
                                                               ----------------------    -------------------------
ASSETS

Cash and cash equivalents                                      $ 28,223,503              $  24,365,042
Accounts  receivable,  net of allowance for doubtful
  accounts of $3,719,207 and $3,483,140 as of
  March 31, 2002 and September 30, 2002, respectively            41,397,320                 65,703,339

Notes receivable                                                    227,914                    112,182

Employee advances                                                    69,042                     70,261

Inventories                                                         871,857                  2,316,678

Investment in leases and leased equipment - net                 169,087,078                160,270,045

Property and equipment - net                                      6,144,061                  5,709,063

Deferred tax asset                                                5,471,658                  4,878,408

Other assets                                                      5,419,813                  1,256,228

Goodwill - net                                                   22,083,308                 19,147,132
                                                              -------------------------  --------------------------
TOTAL ASSETS                                                  $ 278,995,554              $ 283,828,378
                                                              =========================  ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                                  $   3,898,999              $   5,529,702

Accounts payable - trade                                         15,104,985                 28,839,755

Salaries and commissions payable                                    491,716                    790,412

Accrued expenses and other liabilities                           19,091,729                 16,040,618

Income taxes payable                                                364,183                    577,969

Recourse notes payable                                            4,659,982                  1,491,650

Nonrecourse notes payable                                       129,095,051                121,718,276
                                                              -------------------------  --------------------------
Total Liabilities                                               172,706,645                174,988,382


COMMITMENTS AND CONTINGENCIES                                            -                          -

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 2,000,000 shares
   authorized; none issued or outstanding                                -                          -

Common stock, $0.01 par value;  50,000,000 shares  authorized;
  10,461,970 issued and 10,395,870 outstanding at March 31,
  2002 and 10,517,297 issued and 10,079,646 outstanding at
  September 30, 2002                                          $     104,619             $      105,172

Additional paid-in capital                                       62,414,067                 62,764,929

Treasury stock, at cost, 66,100 and 437,651 shares,
  respectively                                                     (574,800)                (2,868,668)

Retained earnings                                                44,345,023                 48,863,720

Accumulated other comprehensive income -
   Foreign currency translation adjustment                                -                    (25,157)
                                                              -------------------------  --------------------------
Total Stockholders' Equity
                                                                106,288,909                108,839,996
                                                              -------------------------  --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 278,995,554              $ 283,828,378
                                                              =========================  ==========================

See Notes to Condensed Consolidated Financial Statements.


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                         Three months ended
                                                                           September 30,
                                                                        2001            2002
                                                                  ---------------------------------
REVENUES

Sales of equipment                                                $   30,666,864   $  64,295,558

Sales of leased equipment                                                     -               -
                                                                  ---------------------------------

                                                                      30,666,864      64,295,558

Lease revenues                                                        12,008,725      12,790,040

Fee and other income                                                   4,470,358       5,243,517
                                                                  ---------------------------------

                                                                      16,479,083      18,033,557

                                                                  ---------------------------------
TOTAL REVENUES
                                                                      47,145,947      82,329,115
                                                                  ---------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                              25,845,889      57,001,834

Cost of sales, leased equipment                                               -               -
                                                                  ---------------------------------

                                                                      25,845,889      57,001,834


Direct lease costs                                                     2,246,428       1,420,229

Professional and other fees                                              393,231         693,687

Salaries and benefits                                                  7,930,886      12,727,852

General and administrative expenses                                    3,599,512       3,908,843

Interest and financing costs                                           3,464,795       2,266,103
                                                                  ---------------------------------

                                                                      17,634,852      21,016,714

                                                                  ---------------------------------
TOTAL COSTS AND EXPENSES                                              43,480,741      78,018,548
                                                                  ---------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                             3,665,206       4,310,567
                                                                  ---------------------------------

PROVISION FOR INCOME TAXES                                             1,466,082       1,765,930
                                                                  ---------------------------------

NET EARNINGS                                                      $    2,199,124   $   2,544,637
                                                                  =================================

NET EARNINGS PER COMMON SHARE - BASIC                             $         0.22            0.25
                                                                  =================================

NET EARNINGS PER COMMON SHARE - DILUTED                           $         0.22            0.25
                                                                  =================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                           10,160,182      10,285,312

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                         10,226,148      10,287,160

See Notes to Condensed Consolidated Financial Statements.


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)


                                                                            Six months ended
                                                                              September 30,
                                                                         2001             2002
                                                                  -----------------------------------
REVENUES

Sales of equipment                                                 $  66,815,384  $   114,927,438

Sales of leased equipment                                                452,108        4,611,303
                                                                  -----------------------------------

                                                                      67,267,492      119,538,741

Lease revenues                                                        22,800,780       23,365,442

Fee and other income                                                  10,374,176       11,756,244
                                                                  -----------------------------------

                                                                      33,174,956       35,121,686

                                                                  -----------------------------------
TOTAL REVENUES                                                       100,442,448      154,660,427
                                                                  -----------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                              57,196,879      102,533,175

Cost of sales, leased equipment                                          427,370        4,535,001
                                                                  -----------------------------------

                                                                      57,624,249      107,068,176


Direct lease costs                                                     5,534,816        2,331,004

Professional and other fees                                            1,123,338        1,466,759

Salaries and benefits                                                 14,906,640       23,920,752

General and administrative expenses                                    7,184,514        7,537,144

Interest and financing costs                                           6,838,344        4,676,685
                                                                   ----------------------------------

                                                                      35,587,652       39,932,344

                                                                   ----------------------------------
TOTAL COSTS AND EXPENSES                                              93,211,901      147,000,520
                                                                   ----------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                             7,230,547        7,659,907
                                                                   ----------------------------------

PROVISION FOR INCOME TAXES                                             2,892,059        3,139,132
                                                                   ----------------------------------

NET EARNINGS                                                         $ 4,338,488   $    4,520,775
                                                                   ==================================

NET EARNINGS PER COMMON SHARE - BASIC                                $      0.43             0.43
                                                                   ==================================
NET EARNINGS PER COMMON SHARE - DILUTED                              $      0.43             0.43
                                                                   ==================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                           10,056,233       10,400,941

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                         10,112,357       10,460,660

See Notes to Condensed Consolidated Financial Statements.


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                 Six Months Ended
                                                                                  September 30,
                                                                             2001                 2002
                                                                       -----------------   -----------------
Cash Flows From Operating Activities:
 Net earnings                                                           $   4,338,488        $  4,520,775

Adjustments to reconcile net earnings to net cash provided (used) by operating activities:

        Depreciation and amortization                                       3,076,893           2,439,100

        (Recovery of) provision for credit losses                             (60,827)            245,541

        Deferred taxes                                                             -              593,250

        (Loss) gain on sale of operating lease equipment                     (366,351)            428,188

        Adjustment of basis to fair market value of equipment and
        inventories                                                         1,001,169                  -

        Payments from lessees directly to lenders - operating leases         (216,837)           (213,567)

        Loss on disposal of property and equipment                             95,520               4,868

        Changes in:

          Accounts receivable                                              13,616,865         (24,860,632)

          Other receivables                                                 1,542,352             115,732

          Employee advances                                                   (44,488)              1,219

          Inventories                                                       1,951,385          (1,952,775)

          Other assets                                                     (3,333,933)          5,789,576

          Accounts payable - equipment                                     (3,875,559)          1,630,703

          Accounts payable - trade                                         (3,290,099)         12,228,679

          Salaries and commissions payable, accrued
             expenses and other liabilities                                (4,447,046)         (2,349,799)
                                                                       -----------------   -----------------
                Net cash (used) provided by operating activities            9,987,532          (1,379,142)
                                                                       -----------------   -----------------

Cash Flows From Investing Activities:

 Purchases of operating lease equipment                                      (887,976)         (1,943,885)

 Increase in investment in direct financing and sales-type leases         (11,075,163)        (15,632,387)

 Purchases of property and equipment                                         (987,462)         (1,031,897)

 Cash used in acquisitions, net of cash acquired                           (1,000,000)                 -

 Increase in other assets                                                    (373,959)                 -
                                                                       -----------------   -----------------
                Net cash used in investing activities                     (14,324,560)        (18,608,169)
                                                                       -----------------   -----------------




Cash Flows From Financing Activities:

Borrowings:
 Nonrecourse                                                            $  38,150,598      $  72,219,537

 Recourse                                                                      32,639          1,448,388

Repayments:

 Nonrecourse                                                              (26,014,820)       (53,891,021)

 Recourse                                                                     (69,045)          (556,261)

 Pay-off of recourse debt due to settlement                                        -             (99,659)

 Write-off of nonrecourse debt due to bankruptcy                                   -             (47,597)

 Proceeds from issuance of capital stock, net of expenses                      27,704            349,330

 Purchase of treasury stock                                                   (42,865)        (2,293,867)

 Net  proceeds (repayment) from (of) lines of credit                          972,716         (1,000,000)
                                                                     -----------------   -----------------
             Net cash provided by financing activities                     13,056,927         16,128,850
                                                                     -----------------   -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                        8,719,899         (3,858,461)

Cash and Cash Equivalents, Beginning of Period                             24,534,183         28,223,503
                                                                     -----------------   -----------------

Cash and Cash Equivalents, End of Period                                $  33,254,082      $  24,365,042
                                                                     =================   =================

Supplemental Disclosures of Cash Flow Information:

 Cash paid for interest                                                 $     257,276      $   4,062,714
                                                                     ==================  =================
 Cash paid for income taxes                                             $   3,969,504      $   1,216,160
                                                                     ==================  =================


See Notes To Condensed Consolidated Financial Statements.


                           ePlus inc. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The condensed consolidated interim financial statements of ePlus inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were normal, recurring accruals. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

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

2. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                            As of
                                                 March 31,         September 30,
                                                   2002                 2002
                                                       (In Thousands)
Investment in direct financing and             --------------------------------
           sales-type leases - net                  $ 167,628         $ 158,324
Investment in operating lease equipment - net           1,459             1,946
                                               --------------- ----------------
Investments in leases and leased equipment - net    $ 169,087          $160,270
                                               =============== ================

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:

                                                             As of
                                                  March 31,        September 30,
                                                    2002                2002
                                                        (In Thousands)
                                              ----------------------------------
 Minimum lease payments                         $  161,788         $ 153,871
 Estimated unguaranteed residual value              25,880            23,861
 Initial direct costs, net of amortization (1)       3,424             3,104
 Less:  Unearned lease income                      (20,412)          (19,460)
        Reserve for credit losses                   (3,052)           (3,052)
                                              ----------------- ----------------
                                              ----------------- ----------------
 Investment in direct financing and sales-
     type leases, net                           $  167,628         $ 158,324
                                              ================= ================

 (1) Initial direct costs are shown net of amortization of $5,486 and $6,410 at March 31, and September 30, 2002, respectively.

The Company's net investment in direct financing and sales-type leases is collateral for non-recourse and recourse equipment notes.

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating lease equipment primarily represents equipment generally leased for two-year terms or are leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                            As of
                                                  March 31,       September 30,
                                                    2002              2002
                                                       (In Thousands)
                                              ----------------------------------

 Cost of equipment under operating leases             $ 13,916          $ 8,967
 Initial direct costs                                       14               11
 Less:  Accumulated depreciation and
           amortization                                (12,471)          (7,032)
                                              ----------------------------------

 Investment in operating lease equipment, net         $  1,459         $  1,946
                                              ==================================



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

On March 29, 2002, the Company purchased certain fixed assets, customer lists, and contracts, and assumed certain liabilities, relating to Elcom International, Inc.'s IT fulfillment and IT professional services business. The Elcom purchase added offices in Boston, San Diego, New Jersey, and New York City. The purchase price included $2,150,000 million in cash and the assumption of certain liabilities of approximately $113,000.

The acquisitions of SourceOne Computer Corporation and Elcom International, Inc.
were  not  significant;   therefore  pro  forma  financial  information  is  not
presented.

4. ISSUANCES OF COMMON STOCK, WARRANTS AND REPURCHASES OF COMMON STOCK

On September 20, 2001, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of its outstanding common stock to a maximum of $5,000,000 over a period of time ending no later than September 20, 2002. Since the inception of the repurchase authorization, as of September 30, 2002, the Company had repurchased 437,651 shares of its outstanding common stock at an average cost of $6.56 per share for a total of $2,868,867. Of the shares repurchased, 331,551 shares were repurchased as a result of a settlement that occurred during the quarter ended September 30, 2002.

On October 4, 2002, a stock repurchase program previously authorized by the Company's Board of Directors became effective. The program authorizes the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending no later than October 3, 2003 and is limited to a cumulative purchase amount of $7,500,000.

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

The accounting policies of the financing and technology sales business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies" in the Company's 2002 Form 10-K. Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.

The Company changed reporting segments during t e year ended March 31, 2002. All prior period balances have been reclassified to conform to the new reporting segments.

                                                                Technology
                                            Financing              Sales
                                            Business             Business
                                              Unit                 Unit               Total
                                         ----------------     ----------------   ----------------

Three months ended September 30, 2001

Sales                                    $       318,173      $    30,348,691    $    30,666,864

Lease revenues                                12,008,725                    -         12,008,725

Fee and other income                           1,603,682            2,866,676          4,470,358
                                         ----------------     ----------------   ----------------
     Total revenues                           13,930,580           33,215,367         47,145,947

Cost of sales                                    540,070           25,305,819         25,845,889

Direct lease                                   2,246,428            -                  2,246,428

Selling, general and administrative
 expenses                                      4,958,583            6,965,046         11,923,629
                                         ----------------     ----------------   ----------------
Segment earnings                               6,185,499              944,502          7,130,001

Interest expense                               3,440,243               24,552          3,464,795
                                         ----------------     ----------------   ----------------
     Earnings before income taxes        $     2,745,256      $       919,950    $     3,665,206
                                         ================     ================   ================
Assets                                   $   252,290,335      $    45,341,260    $   297,631,595
                                         ================     ================   ================

Three months ended September 30, 2002

Sales                                    $       495,987      $    63,799,571    $    64,295,558

Lease revenues                                12,790,040                    -         12,790,040

Fee and other income                           2,037,583            3,205,934          5,243,517
                                         ----------------     ----------------   ----------------
     Total revenues                           15,323,610           67,005,505         82,329,115

Cost of sales                                    688,745           56,313,089         57,001,834

Direct lease costs                             1,420,229                    -          1,420,229

Selling, general and administrative
 expenses                                      7,423,150            9,907,232         17,330,382
                                         ----------------     ----------------   ----------------
Segment earnings                               5,791,486              785,184          6,576,670

Interest expense                               2,195,563               70,540          2,266,103
                                         ----------------     ----------------   ----------------
     Earnings before income taxes        $     3,595,923      $       714,644    $     4,310,567
                                         ================     ================   ================
Assets                                   $   226,247,510      $    57,580,868    $   283,828,378
                                         ================     ================   ================


Six months ended September 30, 2001

Sales                                    $       824,911      $    66,442,581    $    67,267,492

Lease revenues                                22,800,780                    -         22,800,780

Fee and other income                           5,530,250            4,843,926         10,374,176
                                         ----------------     ----------------   ----------------
     Total revenues                           29,155,941           71,286,507        100,442,448

Cost of sales                                  1,478,437           56,145,812         57,624,249

Direct lease costs                             5,534,816                    -          5,534,816

Selling, general and administrative
  expenses                                    10,329,450           12,885,042         23,214,492
                                         ----------------     ----------------   ----------------
Segment earnings                              11,813,238            2,255,653         14,068,891

Interest expense                               6,771,569               66,775          6,838,344
                                         ----------------     ----------------   ----------------
     Earnings before income taxes        $     5,041,669      $     2,188,878    $     7,230,547
                                         ================     ================   ================
Assets                                   $   252,290,335      $    45,341,260    $   297,631,595
                                         ================     ================   ================


                                                                Technology
                                            Financing              Sales
                                            Business             Business
                                              Unit                 Unit               Total
                                         ----------------     ----------------   ----------------
Six months ended September 30, 2002
Sales                                    $     5,530,412      $   114,008,329    $   119,538,741

Lease revenues                                23,365,442                    -         23,365,442

Fee and other income                           5,067,636            6,688,608         11,756,244
                                         ----------------     ----------------   ----------------
     Total revenues                           33,963,490          120,696,937        154,660,427

Cost of sales                                  5,938,175          101,130,001        107,068,176

Direct lease costs                             2,331,004                    -          2,331,004

Selling, general and administrative
  expenses                                    14,085,962           18,838,693         32,924,655
                                         ----------------     ----------------   ----------------
Segment earnings                              11,608,349              728,243         12,336,592

Interest expense                               4,452,061              224,624          4,676,685
                                         ----------------     ----------------   ----------------
     Earnings before income taxes        $     7,156,288      $       503,619    $     7,659,907
                                         ================     ================   ================
Assets                                   $   226,247,510      $    57,580,868    $   283,828,378
                                         ================     ================   ================




6. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company has adopted SFAS No. 142 retroactive to April 1, 2001, as permitted. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 requires the Company to perform a transitional assessment of whether there is an indication that the goodwill is impaired as of the date of adoption. The Company will then have a transition period from the date of adoption to determine the fair value of each reporting unit and if goodwill has been impaired. Any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. We have completed this test and determined that no potential impairment existed. The Company will also be required to review its other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. As of September 30, 2002 the Company had goodwill, net of accumulated amortization, of $19.1 million, a decrease of $2.9 million from September 30, 2001 as a result of a purchase price adjustment which occurred during the quarter. No goodwill amortization expense was recognized during the six-month periods ended September 30, 2002 and 2001.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the company. On April 1, 2002, the Company adopted SFAS No. 144. The Company's adoption of SFAS No. 144 did not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4 and 64, which address the accounting for gains and losses of the extinguishment of debt. SFAS No. 145 also rescinds SFAS No. 44 which addressed the accounting for intangible assets of motor carriers. Finally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases." The amendment to SFAS No. 13 eliminates inconsistencies between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. On May 15, 2002, the Company adopted SFAS No. 145. The Company's adoption of SFAS No. 145 did not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." EITF No. 94-3 required that costs associated with a exit or disposal activities be recorded as liabilities as of the date the exit or disposal plan is approved by management. SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized at fair value on the date the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this report, and the Company's 2002 Form 10-K.

Overview

Certain statements contained herein are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of, the Company's services, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond our control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances. See "Factors That May Affect Future Operating Results."

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, interest rate fluctuations and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of the sale of equipment in our lease portfolio prior to the expiration of the lease term to the lessee or to a third party. Such sales of leased equipment prior to the expiration of the lease term may have the effect of increasing revenues and net earnings during the period in which the sale occurs, and reducing revenues and net earnings otherwise expected in subsequent periods. See "Potential Fluctuations in Quarterly Operating Results."

We currently derive the majority of our revenue from sales and financing of information technology and other assets. We have expanded our product and service offerings under the Enterprise Cost Management, or eECM, model which represents the continued evolution of our original implementation of ePlus e-commerce products entitled ePlusSuite. Our eECM model is our framework for combining IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

Our total sales and marketing staff consisted of approximately 186 people at September 30, 2002, derived from both the hiring of personnel and as a result of the acquisitions of SourceOne Computer Corporation and Elcom International, Inc., both of which were information technology sales and services entities. These two acquisitions and our hiring of other sales persons has expanded our current locations to 38, all of which are in the United States.

On May 15, 2001, we acquired from ProcureNet, Inc. the e-commerce procurement software asset products and software technology for cleaning and categorizing product descriptions for e-commerce catalogues. These products and services and the associated expenses with this business acquisition have substantially increased our expenses, and the ability to sell these services and products is expected to fluctuate depending on the customer demand for these products and services, which to date is still unproven. These products and services are included in our technology sales business unit segment, combined with our other sales of IT products and services. Our leasing and financing activities are included in our financing business unit segment in our financial statements.

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

We classify our lease transactions, as required by the Statement of Financial Accounting Standards No. 13, "Accounting for Leases," or SFAS No. 13, as: (1) direct financing; (2) sales-type; or (3) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

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

Direct financing leases are recorded as investment in direct financing leases upon acceptance of the equipment by the customer. At the commencement of the lease, unearned lease income is recorded which represents the amount by which the gross lease payments receivable plus the estimated residual value of the equipment exceeds the equipment cost. Unearned lease income is recognized, using the interest method, as lease revenue over the lease term.

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

We seek to realize the estimated  residual value at lease  termination  through:
(1) renewal or extension of the original lease; (2) sale of the equipment either to the lessee or on the secondary market; or (3) lease of the equipment to a new customer. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in equipment sales revenues and cost of equipment sales when title is transferred to the buyer. For lease transactions subsequent to the initial term, our policy is to recognize revenues upon the payment by the lessee.

Initial Direct Costs. Initial direct costs related to the origination of direct financing or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

Sales of Equipment. Sales of equipment includes the following types of transactions: (1) sales of new or used equipment which is not subject to any type of lease; (2) sales of off-lease equipment to the secondary market; and (3) sales of procurement software. Sales of new or used equipment are recognized upon shipment. Sales of off-lease equipment are recognized when constructive title passes to the purchaser. Revenue from sales of procurement software is recognized in accordance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sales price is determinable, and it is probable that collection will occur. Our accounting policy requires that revenue earned on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue relative to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

Sales of Leased Equipment. Sales of leased equipment consists of sales of equipment subject to an existing lease, under which we are lessor, including any underlying financing related to the lease. Sales of equipment subject to an existing lease are recognized when constructive title passes to the purchaser.

Other Sources of Revenue. Amounts charged for Procure+ are recognized as services are rendered. Amounts charged for the Manage+ service are recognized on a straight-line basis over the period the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income. These revenues are included in fee and other income in our consolidated statements of earnings.

Reserve for Credit Losses. The reserve for credit losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolio. As of September 30, 2001 and 2002, the Company's reserve for credit losses was $5,202,319 and $6,535,322, respectively. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis). The Company's reserves for credit losses are segregated between our accounts receivable and our investment in direct financing leases as follows (in thousands):


                                                  Investment
                                Accounts           in Direct
                               Receivable       Financing Leases        Total
                           -----------------------------------------------------


Balance April 1, 2001       $    1,392          $   2,887          $      4,279

Bad Debts Expense                1,324                165                 1,489
Recoveries                        (184)                 -                  (184)
Assumed in Acquisitions             73                  -                    73
Other                            1,114                  -                 1,114

                           -----------------------------------------------------
Balance March 31, 2002      $    3,719          $   3,052           $     6,771
                           =====================================================

Bad Debts Expense                 (135)                 -                  (135)
Recoveries                         (57)                 -                   (57)
Assumed in Acquisitions              -                  -                     -
Other                              (44)                 -                   (44)

                           -----------------------------------------------------
Balance September 30, 2002  $    3,483          $   3,052           $     6,535
                           =====================================================

Balances in "Other" include reclasses from prior years. The Company assumed $72,631 in reserve for credit losses in the acquisition of SourceOne Computer Corporation.

Investments. The Company had a 5% membership interest in MLC/CLC LLC, a joint venture to which the Company sold leased equipment. MLC/CLC LLC stopped purchasing leased equipment prior to the year ending March 31, 2002. The Company's investment in MLC/CLC LLC was accounted for using the cost method. The Company recorded an impairment of $628,218 during the six months ended September

30, 2001 on this investment. The Company also wrote off a $420,711 investment in a start-up venture during the six months ending September 30, 2001, as the underlying equity did not support the carrying amount of the Company's investment.

Capitalization of Software Costs for Internal Use. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No costs for the development of internal-use software were capitalized during the six months ended September 30, 2002. $377,303 of internal use software was capitalized during the six months ended September 30, 2001. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment.

Capitalization of Software Costs Available to Customers. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers.
Capitalized development costs totaled $128,920 for the six months ended September 30, 2002.

RESULTS OF OPERATIONS

Three and Six Months Ended September 30, 2002 Compared to Three and Six Months Ended September 30, 2001

Total revenues generated by the Company during the three-month period ended September 30, 2002 were $82,329,115 compared to revenues of $47,145,947 during the comparable period in the prior fiscal year, an increase of 74.6%. During the six-month period ended September 30, 2002, revenues were $154,660,427 compared to revenues of $100,442,448 during the comparable period in the prior fiscal year, an increase of 54.0%. These increases are primarily the result of increased sales of equipment and leased equipment. The Company's revenues are composed of sales, lease revenues, and fee and other revenue, and may vary considerably from period to period. See "Potential Fluctuations In Quarterly Operating Results."

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 109.7% to $64,295,558 during the three-month period ended September 30, 2002, as compared to $30,666,864 generated during the corresponding period in the prior fiscal year. For the six-month period ended September 30, 2002, sales increased 77.7 % to $119,538,741 from $67,267,492 the corresponding period in the prior year.

Sales of equipment are generated primarily through the Company's technology sales business unit subsidiaries and represented 100% and 96.14% of total sales revenue for the three and six months ended September 30, 2002 as compared to 100% and 99.33% for the three and six months ended September 30, 2001. Sales of equipment during the three months ended September 30, 2002 increased 109.7% to $64,295,558 compared to $30,666,864 generated during the comparable period in the prior fiscal year. Sales of equipment during the six months ended September 30, 2002 increased 72.0% to $114,927,438 compared to $66,815,384 generated during the comparable period in the prior fiscal year. The increase was a result of higher sales within our technology sales business unit subsidiaries as well as additional sales resulting from the acquisition of SourceOne in October 2001 and Elcom in March 2002. The Company realized a gross margin on sales of equipment of 11.3% and 10.8% for the three and six month periods ended September 30, 2002 compared to a gross margin of 15.7% and 14.4% during the comparable periods in the prior fiscal year. The Company's gross margin on sales of equipment is affected by the mix and volume of products sold, as well as increased competition in a slower economy.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended September 30, 2002 and 2001, the Company recorded no sales of leased equipment. During the six months ended September 30, 2002, sales of leased equipment increased 919.9% to $4,611,303 from $452,108 during the six months ended September 30, 2001. During the six months ended September 30, 2002 the Company recognized a gross margin on leased equipment sales of 1.7% compared to a gross margin of 5.5% for the comparable period in the prior fiscal year. The significant increase in leased equipment sales reflects the higher volume of lease equity that the Company sold to outside investors. Leases that are not equity-sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 140.

The Company's lease revenues increased 6.5% to $12,790,040 for the three months ended September 30, 2002 compared with $12,008,725 during the corresponding period in the prior fiscal year. For the six-month period ending September 30, 2002, lease revenues increased 2.5% to $23,365,442 compared with $22,800,780 during the corresponding period in the prior fiscal year.

For the three months ended September 30, 2002, fee and other income recognized was $5,243,517, an increase of 17.3% from $4,470,358 recognized during the comparable period in the prior fiscal year. For the six months ended September 30, 2002, fee and other income recognized was $11,756,244, an increase of 13.3% from $10,374,176 recognized during the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology sales business unit subsidiaries. The current period increase in fee and other income is attributable to additional revenues resulting from the purchase of SourceOne in October 2001 and Elcom in March 2002. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs decreased 36.8% and 57.9% during the three and six-month periods ended September 30, 2002 as compared to the same period in the prior fiscal year. The decrease is the result of a lease impairment charge of approximately $1.0 million taken in the quarter ended June 30, 2001, as well as a reduction in our depreciable portfolio.

The increase in professional and other fees of 76.4%, or $300,456, and 30.6%, or $343,421 for the three and six-month periods over the comparable periods in the prior fiscal year, was primarily the result of expenses related to the Company's outside technical services.

Salaries and benefits expenses increased 60.5% and 60.5% during the three and six-month periods ended September 30, 2002 over the same periods in the prior year. The increase is the result of additional expense related to the Company's recent acquisitions, SourceOne Computer Corporation and Elcom International, Inc, increased commissions resulting from the increase in sales, and payment of executive bonuses.

The Company's general and administrative expenses increased 8.6% to $3,908,843 during the three months ended September 30, 2002, as compared to $3,599,512 in the same period in the prior fiscal year. The Company's general and administrative expenses increased 4.9% to $7,537,144 during the six months ended September 30, 2002, as compared to $7,184,514 in the same period in the prior fiscal year.

Interest and financing costs incurred by the Company for the three months and six months ended September 30, 2002 decreased 34.6% and 31.6% as compared to corresponding periods in the prior fiscal year and relates to interest costs on the Company's indebtedness, both lease-specific and general working capital. The decrease is attributable to lower interest rates and an overall reduction of debt.

The Company's provision for income taxes increased to $1,765,930 for the three months ended September 30, 2002 from $1,466,082 for the three months ended September 30, 2001, and increased to $3,139,132 for the six months ended September 30, 2002 from $2,892,059 for the six months ended September 30, 2001, reflecting effective income tax rates of 41% for the three and six-month periods ending September 30, 2002 and 40% for the three and six-month periods ending September 30, 2001.

The foregoing resulted in a 15.7% increase in net earnings for the three-month period ended September 30, 2002 as compared to the same period in the prior fiscal year, and a 4.2% increase in net earnings for the six-month period ended September 30, 2002 as compared to the same period in the prior fiscal year. Basic and diluted earnings per common share were $0.25 and $0.25 for the three months ended September 30, 2002, as compared to $0.22 for basic and $0.22 for diluted earnings for the three months ended September 30, 2001. Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2002 were 10,285,312 and 10,287,160, respectively. For the three months ended September 30, 2001, basic and diluted weighted average shares outstanding were 10,160,182 and 10,226,148, respectively. Basic and diluted earnings per common share were $0.43 and $0.43 for the six months ended September 30, 2002, as compared to $0.43 for basic and $0.43 for diluted earnings for the six months ended September 30, 2001. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2002 were 10,400,941 and 10,460,660, respectively. For the six months ended September 30, 2001, the basic and diluted weighted average shares outstanding were 10,056,233 and 10,112,357, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended September 30, 2002, the Company used cash flows from operations of $1,379,142 and used cash flows from investing activities of $18,608,169. Cash flows generated by financing activities amounted to $16,128,850 during the same period. The net effect of these cash flows was a net decrease in cash and cash equivalents of $3,858,461 during the six-month period. During the same period, the Company's total assets increased $4,832,824, or 1.7%. The cash balance at September 30, 2002 was $24,365,042 as compared to $28,223,503 at March 31, 2002.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained non-recourse and recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are The Company's. The Company is not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. The Company has formal programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, recently the Company has regularly funded its leasing activities with Citizens Leasing Corporation, GE Capital Corporation, De Lage Landen Financial Services, Inc., Hitachi Leasing America, and Fifth Third Bank, among others. These programs require that each transaction be specifically approved and done solely at the lender's discretion. During the six-month period ending September 30, 2002, the Company's lease related non-recourse debt portfolio decreased 5.7% to $121,718,276.

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

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of September 30, 2002, the Company had $5,529,702 of unpaid equipment cost, as compared to $3,898,999 at March 31, 2002.

The Company's "Accrued expenses and other liabilities" includes deferred income, reserves for credit losses, and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of September 30, 2002, the Company had $16,040,618 of accrued expenses and other liabilities.

Working capital for our leasing business is provided through a $35 million credit facility that expires on April 17, 2004. Participating in this facility, are, among others, Branch Banking and Trust Company ($10 million), PNC Bank N.A. ($5 million) and National City Bank, the agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to the Company and is secured by a blanket lien against all of the Company's assets including the common stock of all wholly-owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. The interest rates charged on borrowings are the LIBOR interest rate plus 1.75% to 2.5%. As of September 30, 2002, the Company had no outstanding balance on the facility. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.

In general, we use the National City facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The Company had two subordinated recourse notes payable with a total principal amount due of $3.1 million to Centura Bank resulting from the acquisition of CLG, Inc. in September 1999. These notes were originally due in October 2006, but could be repaid at any earlier date, and had an 11% interest rate payable monthly. These notes were paid off on August 30, 2002 in connection with a settlement.

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

In addition to the floor planning financing, ePlus Technology, inc. and ePlus Technology of PA, inc. have accounts receivable facilities through Deutsche Financial Services Corporation. Of the total $33 million facility provided by Deutsche Financial Services Corporation, $26 million is for traditional inventory floor planning and $7 million is available for accounts receivable financing. The maximum available under the accounts receivable facilities for ePlus Technology, inc. and ePlus Technology of PA, inc. are $5 million and $2 million respectively and as of September 30, 2002 there was an outstanding balance of $1,448,388 on these account receivable facilities. Availability under the lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

As of September 30, 2002, the respective floor planning inventory agreement maximum credit limits and actual outstanding balances were as follows:



                                                                                             Balance as of
                     Entity                    Floor Plan Supplier         Credit Limit    September 30, 2002
         ------------------------------- -------------------------------- ---------------- -------------------

         ePlus Technology of NC, inc.    Deutsche Financial Services,     $ 3,500,000          $ 2,693,183
                                         Inc.
                                         IBM Credit Corporation           $   250,000          $    94,171

         ePlus Technology of PA, inc.    Deutsche Financial Services,     $ 9,000,000          $ 4,394,350
                                         Inc.
                                         IBM Credit Corporation           $ 1,250,000          $   206,179

         ePlus Technology, inc.          Deutsche Financial Services,     $13,500,000          $11,958,039
                                         Inc.


The facilities provided by Deutsche Financial Services Corporation for ePlus Technology of PA, inc. and ePlus Technology, inc. require a separate guaranty of up to $4,900,000 and $2,000,000, respectively, by ePlus inc. The floor planning facility provided by IBM Credit Corporation to ePlus Technology of PA, inc. also requires a guaranty by ePlus inc. for the total balance outstanding. The loss of the Deutsche Financial Services Corporation or the IBM Credit Corporation floor planning facilities could have a material adverse effect on our future results as we rely on these facilities for daily working capital and liquidity for our technology sales business.

The continued implementation of the Company's eECM business model could require a significant investment in both cash and managerial focus. In addition, the Company may selectively acquire other companies that have attractive customer relationships and skilled sales forces. The Company may also acquire technology companies to expand and enhance the eECM platform to provide additional functionality and value added services. As a result, the Company may require additional financing to fund its strategy implementation and potential future acquisitions, which may include additional debt and equity financing.


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

The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, its entry into the e-commerce market, any reduction of expected residual values related to the equipment under the Company's leases, timing of specific transactions and other factors. See "Factors That May Affect Future Operating Results." Quarterly operating results could also fluctuate as a result of the sale by the Company of equipment in its lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

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


Our traditional businesses of equipment leasing and financing and technology sales have the following risks:

     - we may not be able to realize our entire investment in the equipment we lease;

     - we depend on creditworthy customers and may not have reserved adequately for credit losses;

     - capital spending may decrease;

     - direct marketing by manufacturers rather than through distributors may affect future sales; and

     - inventory and accounts receivable financing may not be available.

Our eECM solution introduced in May 2002 has had a limited operating history. Although we have been in the business of financing and selling information technology equipment since 1990, we will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new business models in evolving markets. As a result, the
Company will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to the Company's ability to:

     - increase the total number of users of eECM services;

     - adapt to meet changes in its markets and competitive developments; and

     - continue  to  update  its technology   to  enhance  the  features  and
       functionality of its suite of products.

We cannot be certain that our business strategy will be successful or that it will successfully address these and other challenges, risks and uncertainties.

Over the longer term, the Company expects to derive a significant portion of its revenues from its eECM business model, which is unproven. The Company expects to incur expenses that may negatively impact profitability. The Company also expects to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development of this business. As a result, the Company may incur significant expenses, which may have a material adverse effect on the future operating results of the Company as a whole.

Broad and timely acceptance of the eECM services, which is important to the Company's future success, is subject to a number of significant risks. These risks include:

     - the electronic commerce business-to-business solutions market is highly competitive;

     - the system's ability to support large numbers of buyers and suppliers is unproven;

     -    significant enhancement of the features and services of our Enterprise
          Cost  Management   solution  may  be  needed  to  achieve   widespread
          commercial initial and continued acceptance of the system;

     -    the pricing model may not be acceptable to customers;

     - if the Company is unable to develop and increase volume from our Enterprise Cost Management Services, it is unlikely that it will ever achieve or maintain profitability in this business;

     - businesses that have already made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt the Company's solution;

     - the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards, frequent new product announcements and established competition;

     - we may be unable to protect our intellectual property rights or face claims from third parties for infringement of their products.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City and Deutsche Financial Services facilities, bear interest at a fixed rate. Borrowings under the National City and Deutsche Financial Services facilities bear interest at a market-based variable rate. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of September 30, 2002, the aggregate fair value of our recourse borrowings approximated their carrying value.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and

Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable


Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable


Item 3.  Defaults UPON Senior Securities
         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

On September 19, 2002, the Company held its annual meeting of stockholders. At the annual meeting, Bruce M. Bowen and Phillip G. Norton were elected to the Board of Directors as Class III Directors to hold office for three years until a successor has been duly elected and qualified. The votes were cast as follows:

                            For            Against              Abstained
                          -----------------------------------------------
    Bruce M. Bowen        8,470,575           0                  981,709
    Phillip G. Norton     8,470,565           0                  981,719

Stockholders also voted to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditors for the Company's fiscal year ending March 31, 2003. The votes were cast as follows:

            For                   Against               Abstained
            -----------------------------------------------------
            9,444,780             3,054                 4,450


Item 5.  Other Information
         Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits

         Exhibit No.Exhibit Description
         3.1 Certificate of Incorporation of the Company, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
         3.2 Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000).
         3.3 Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 of the Company's Registration Statement on
                    Form S-1 (File No. 333-11737).
         4.1 Specimen certificate of Common Stock of the Company (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1
                    (File No. 333-11737)).

         (b) Reports on Form 8-K

On October 4, 2002, the Company filed a Current Report on Form 8-K announcing the authorization of a stock repurchase program.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    ePlus inc.


Date: November 14, 2002    /s/ PHILLIP G. NORTON
                           --------------------------------------------
                           By: Phillip G. Norton, Chairman of the Board,
                           President and Chief Executive Officer



Date: November 14, 2002    /s/ STEVEN J. MENCARINI
                           --------------------------------------------
                           By: Steven J. Mencarini, Senior Vice President
                           and Chief Financial Officer

                                  CERTIFICATIONS

I, Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer of ePlus inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ePlus inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002    /s/ PHILLIP G. NORTON
                           --------------------------------------------
                           By: Phillip G. Norton, Chairman of the Board,
                           President and Chief Executive Officer

I, Steven J. Mencarini, Senior Vice President and Chief Financial Officer of ePlus inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ePlus inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002    /s/ STEVEN J. MENCARINI
                           --------------------------------------------
                           By: Steven J. Mencarini, Senior Vice President
                           and Chief Financial Officer

             STATEMENT OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF
                        FINANCIAL OFFICER OF EPLUS INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350

Each of the undersigned hereby certifies in his capacity as an officer of ePlus inc. (the "Company") that this Quarterly Report on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of
Section 13(a) and 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2002              /s/ PHILLIP G. NORTON
                                      ------------------------------------------
                                      Phillip G. Norton
                                      President and Chief Executive Officer

Dated: November 14, 2002              /s/ STEVEN J. MENCARINI
                                      ------------------------------------------
                                      Steven J. Mencarini
                                      Senior Vice President and
                                      Chief Financial Officer