Form 10-Q
period 2002-12-31
EPLUS INC
filed 2003-02-14
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                       FORM 10-Q
       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                        For the quarter ended December 31, 2002
                                          OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                      SECURITIES
                                 EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ___ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes______________ No______X________

The number of shares of common stock outstanding as of February 11, 2003, was 9,568,151.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed  Consolidated  Balance Sheets as of March 31,
                  2002 and December 31, 2002                                   2

                  Condensed Consolidated Statements of Earnings, Three Months
                  Ended December 31, 2001 and 2002                             3

                  Condensed Consolidated  Statements of Earnings, Nine Months
                  Ended December 31, 2001 and 2002                             4

                  Condensed  Consolidated  Statements  of Cash  Flows,  Nine
                  Months Ended December 31, 2001 and 2002                      5

                  Notes to Condensed Consolidated Financial Statements         7

         Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                          12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  24

         Item 4.  Controls and Procedures                                     24


Part II. Other Information:

         Item 1.  Legal Proceedings                                           26

         Item 2.  Changes in Securities and Use of Proceeds                   26

         Item 3.  Defaults Upon Senior Securities                             26

         Item 4.  Submission of Matters to a Vote of Security Holders         26

         Item 5.  Other Information                                           26

         Item 6.  Exhibits and Reports on Form 8-K                            26

Signatures                                                                    27

Certifications                                                                28
ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                           As of March 31, 2002      As of December 31, 2002
                                                         ---------------------------------------------------------
ASSETS
Cash and cash equivalents                                 $   28,223,503              $  16,544,207

Accounts receivable, net of allowance for doubtful
     accounts of $3,719,207 and $3,543,237 as of
     March 31, 2002 and December 31, 2002, respectively       41,466,362                 61,492,671

Notes receivable                                                 227,914                    155,822

Inventories                                                      871,857                  1,374,580

Investment in leases and leased equipment - net              169,087,078                165,822,167

Property and equipment - net                                   6,144,061                  5,223,784

Deferred tax asset                                             5,471,658                          -

Other assets                                                   5,419,813                  3,689,415

Goodwill - net                                                22,083,308                 19,147,132
                                                         ---------------------------------------------------------

TOTAL ASSETS                                             $   278,995,554              $ 273,449,778
                                                         =========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                              $    3,898,999              $   1,711,924

Accounts payable - trade                                      15,104,985                 22,828,751

Salaries and commissions payable                                 491,716                    848,143

Accrued expenses and other liabilities                        19,091,729                 16,930,747

Income taxes payable                                             364,183                          -

Recourse notes payable                                         4,659,982                     11,499

Nonrecourse notes payable                                    129,095,051                122,387,244

Deferred taxes                                                         -                    957,843
                                                         ---------------------------------------------------------
Total Liabilities                                        $   172,706,645              $ 165,676,151

COMMITMENTS AND CONTINGENCIES                                          -                          -

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 2,000,000 shares
 authorized; none issued or outstanding                                -                          -
Common stock, $0.01 par value; 50,000,000 shares
 authorized; 10,461,970 issued and 10,395,870
 outstanding at March 31, 2002 and 10,528,635
 issued and 9,568,151 outstanding at December 31, 2002   $       104,619               $    105,285

Additional paid-in capital                                    62,414,067                 62,831,483
Treasury stock, at cost, 66,100 and 960,484 shares,
respectively                                                    (574,800)                (6,595,924)

Retained earnings                                             44,345,023                  51,459,934
Accumulated other comprehensive income -
   Foreign currency translation adjustment                             -                     (27,151)
                                                         ---------------------------------------------------------
Total Stockholders' Equity                                   106,288,909                 107,773,627
                                                         ---------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  278,995,554               $ 273,449,778
                                                         =========================================================

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                           Three months ended
                                                                                              December 31,
                                                                            -------------------------------------------------
                                                                                     2001                    2002
                                                                            -------------------------------------------------
REVENUES

Sales of equipment                                                           $    31,378,590         $    52,887,159
Sales of leased equipment                                                          8,337,323                 897,984
                                                                            -------------------------------------------------
                                                                                  39,715,913              53,785,143

Lease revenues                                                                    11,537,725              12,381,795
Fee and other income                                                               4,558,804               7,096,728
                                                                            -------------------------------------------------
                                                                                  16,096,529              19,478,523

                                                                            -------------------------------------------------
TOTAL REVENUES                                                                    55,812,442              73,263,666
                                                                            -------------------------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                                          27,535,908              48,010,795
Cost of sales, leased equipment                                                    7,908,154                 922,926
                                                                            -------------------------------------------------
                                                                                  35,444,062              48,933,721

Direct lease costs                                                                 1,565,791               2,140,982
Professional and other fees                                                          623,398                 944,501
Salaries and benefits                                                              9,235,834              11,633,540
General and administrative expenses                                                2,764,601               3,294,518
Interest and financing costs                                                       2,617,346               1,920,372
                                                                            -------------------------------------------------
                                                                                  16,806,970              19,933,913

                                                                            -------------------------------------------------
TOTAL COSTS AND EXPENSES                                                          52,251,032              68,867,634
                                                                            -------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                         3,561,410               4,396,032
                                                                            -------------------------------------------------

PROVISION FOR INCOME TAXES                                                         1,424,564               1,802,376
                                                                            -------------------------------------------------

NET EARNINGS                                                                 $     2,136,846          $    2,593,656
                                                                            =================================================

NET EARNINGS PER COMMON SHARE - BASIC                                        $          0.20          $         0.26
                                                                            =================================================
NET EARNINGS PER COMMON SHARE - DILUTED                                      $          0.20          $         0.26
                                                                            =================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                       10,430,731               9,992,133
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                     10,671,096              10,028,509

See Notes to Condensed Consolidated Financial Statements.







ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                           Nine months ended
                                                                                              December 31,
                                                                            -------------------------------------------------
                                                                                     2001                   2002
                                                                            -------------------------------------------------
REVENUES

Sales of equipment                                                           $      98,200,146        $    167,814,598
Sales of leased equipment                                                            8,789,430               5,509,288
                                                                            -------------------------------------------------
                                                                                   106,989,576             173,323,886

Lease revenues                                                                      34,338,505              35,747,237
Fee and other income                                                                14,926,809              18,852,971
                                                                            -------------------------------------------------
                                                                                    49,265,314              54,600,208

                                                                            -------------------------------------------------
TOTAL REVENUES                                                                     156,254,890             227,924,094
                                                                            -------------------------------------------------

COSTS AND EXPENSES

Cost of sales, equipment                                                            85,673,752             150,543,970
Cost of sales, leased equipment                                                      8,335,524               5,457,927
                                                                            -------------------------------------------------
                                                                                    94,009,276             156,001,897

Direct lease costs                                                                   7,115,187               4,471,986
Professional and other fees                                                          1,742,280               2,411,259
Salaries and benefits                                                               24,142,473              35,554,292
General and administrative expenses                                                  8,998,024              10,831,661
Interest and financing costs                                                         9,455,691               6,597,048
                                                                            -------------------------------------------------
                                                                                    51,453,655              59,866,246

                                                                            -------------------------------------------------
TOTAL COSTS AND EXPENSES                                                           145,462,931             215,868,143
                                                                            -------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                          10,791,959              12,055,951
                                                                            -------------------------------------------------

PROVISION FOR INCOME TAXES                                                           4,316,623               4,941,509
                                                                            -------------------------------------------------

NET EARNINGS                                                                 $       6,475,336        $      7,114,442
                                                                            =================================================

NET EARNINGS PER COMMON SHARE - BASIC                                        $            0.64        $           0.70
                                                                            =================================================
NET EARNINGS PER COMMON SHARE - DILUTED                                      $            0.61        $           0.69
                                                                            =================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                         10,182,336              10,228,007
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                       10,578,852              10,280,813

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Nine Months Ended
                                                                                December 31,
                                                                        -------------------------------
                                                                           2001             2002
                                                                        -------------------------------
Cash Flows From Operating Activities:
 Net earnings                                                          $ 6,475,336     $ 7,114,442
 Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
       Depreciation, amortization and write off of depreciable assets    4,269,706       5,181,150
       (Recovery of) provision for credit losses                           (58,417)        177,602
       Deferred taxes                                                   (6,411,416)      6,429,501
       Adjustment of basis to fair market value of equipment and
         inventories                                                     1,001,169               -
       Payments from lessees directly to lenders - operating leases       (347,028)       (376,468)
       Loss on disposal of property and equipment
                                                                            95,520          65,850
       Changes in:
          Accounts receivable                                           21,104,450     (20,331,096)
          Other receivables                                              1,848,836          35,482
          Inventories                                                    1,764,995        (506,235)
          Other assets                                                  (2,097,098)      3,385,168
          Accounts payable - equipment                                  (4,462,782)     (2,187,075)
          Accounts payable - trade                                      (4,644,042)      5,789,503
          Salaries and commissions payable, accrued
             expenses and other liabilities                             12,162,944      (2,228,351)
                                                                       -------------------------------
                Net cash provided by operating activities               30,702,173       2,549,473
                                                                       -------------------------------

Cash Flows From Investing Activities:
  Purchases of operating lease equipment                                  (931,556)     (6,941,090)
  Increase in investment in direct financing and sales-type leases     (20,448,421)    (24,444,647)
  Proceeds from sale of property and equipment                              53,734               -
  Purchases of property and equipment                                   (1,604,123)     (1,213,413)
  Cash used in acquisitions, net of cash acquired                       (1,820,084)              -
  Increase in other assets                                                (373,959)              -
                                                                       -------------------------------
             Net cash used in investing activities                     (25,124,409)    (32,599,150)
                                                                       -------------------------------






Cash Flows From Financing Activities:
 Borrowings:
    Nonrecourse                                                         58,794,763      92,505,259
    Recourse                                                                32,639       1,448,388
 Repayments:
    Nonrecourse                                                        (40,738,319)    (65,004,890)
    Recourse                                                              (455,103)     (2,035,004)
  Pay-off of recourse debt due to settlement                                     -         (99,659)
  Write-off of nonrecourse debt due to bankruptcy                                -      (1,838,286)
  Proceeds from issuance of capital stock, net of expenses                  83,460         415,998
  Purchase of treasury stock                                              (125,070)     (6,021,123)
  Net repayment of lines of credit                                      (5,027,284)     (1,000,302)
                                                                       -------------------------------
             Net cash provided by financing activities                  12,565,086      18,370,381
                                                                       -------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                    18,142,850     (11,679,296)

Cash and Cash Equivalents, Beginning of Period                          24,534,183      28,223,503
                                                                       -------------------------------

Cash and Cash Equivalents, End of Period                                42,677,033    $ 16,544,207
                                                                       ===============================

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                               $   841,406    $  6,037,026
                                                                       ===============================
  Cash paid for income taxes                                           $ 6,046,877    $  1,333,698
                                                                       ===============================

See Notes To Condensed Consolidated Financial Statements.

                           ePlus inc. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated interim financial statements of ePlus inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were normal, recurring accruals. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

2. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                             As of
                                                             ---------------------------------------
                                                                March 31, 2002    December 31, 2002
                                                             ---------------------------------------
                                                                         (In Thousands)
Investment in direct financing and sales-type leases - net          $ 167,628             $ 160,587
Investment in operating lease equipment - net                           1,459                 5,235
                                                             ---------------------------------------
Investments in leases and leased equipment - net                    $ 169,087             $ 165,822

                                                             =======================================

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's  investment in direct financing and sales-type leases consists of the following:
                                                                               As of
                                                             ----------------------------------------
                                                               March 31, 2002      December 31, 2002
                                                             ----------------------------------------
                                                                          (In Thousands)
Minimum lease payments                                              $ 161,788             $ 156,065
Estimated unguaranteed residual value                                  25,880                24,508
Initial direct costs, net of amortization (1)                           3,424                 3,116
Less:  Unearned lease income                                          (20,412)              (19,609)
           Reserve for credit losses                                   (3,052)               (3,493)
                                                             ----------------------------------------
  Investment in direct financing and sales-
    type leases, net                                                $ 167,628             $ 160,587

                                                             ========================================

(1) Initial direct costs are shown net of amortization of $5,486 and $3,220 at March 31, and December 31, 2002, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating lease equipment primarily represents equipment generally leased for two-year terms or are leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                                              As of
                                                           --------------------------------------------
                                                                March 31, 2002       December 31, 2002
                                                           --------------------------------------------
                                                                         (In Thousands)
Cost of equipment under operating leases                               $ 13,916               $ 10,587
Initial direct costs                                                         14                      -
Less:  Accumulated depreciation and amortization                        (12,471)                (5,352)
                                                           --------------------------------------------
                                                           --------------------------------------------
Investment in operating lease equipment, net                           $  1,459               $  5,235
                                                            ============================================

3. BUSINESS COMBINATIONS

On October 4, 2001, the Company purchased all the outstanding stock of SourceOne Computer Corporation (SourceOne), a technology and services company located in Silicon Valley. Total consideration paid of $2,807,500 included $800,006 in cash and 274,999 shares of unregistered common stock, valued at $7.30 per share.

On March 29, 2002, the Company purchased certain fixed assets, customer lists, and contracts, and assumed certain liabilities, relating to Elcom International, Inc.'s (Elcom) information technology (IT) fulfillment and IT professional services business. The Elcom purchase added offices in Boston, San Diego, New Jersey, and New York City. The purchase price was approximately $2.3 million, including $2,150,000 in cash and the assumption of certain liabilities of approximately $113,000.

The acquisitions of SourceOne and Elcom were not significant; therefore pro forma financial information is not presented.

4. ISSUANCES OF COMMON STOCK, WARRANTS AND REPURCHASES OF COMMON STOCK

On September 20, 2001, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of its outstanding common stock for a maximum of $5,000,000 over a period of time ending no later than September 20, 2002. On October 4, 2002, another stock repurchase program previously authorized by the Company's Board of Directors became effective. This program authorizes the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending no later than October 3, 2003 and is limited to a cumulative purchase amount of $7,500,000.

During the three months ended December 31, 2002, the Company repurchased 522,833 shares of its outstanding common stock for a total of $3,727,256. Since the inception of the Company's initial repurchase program on September 20, 2001, as of December 31, 2002, the Company had repurchased 960,484 shares of its outstanding common stock at an average cost of $6.87 per share for a total of $6,595,924. Of the shares repurchased, 331,551 shares were repurchased as a result of a settlement that occurred during the quarter ended September 30, 2002.

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

                                                                Technology
                                            Financing              Sales
                                            Business             Business
                                              Unit                 Unit                Total
                                         ----------------     ----------------    ----------------

Three months ended December 31, 2001
Sales                                    $    8,484,387       $   31,231,526      $   39,715,913
Lease revenues                               11,537,725                    -          11,537,725
Fee and other income                          2,166,556            2,392,248           4,558,804
                                         ----------------     ----------------    ----------------
     Total revenues                          22,188,668           33,623,774          55,812,442
Cost of sales                                 8,310,854           27,133,208          35,444,062
Direct lease costs                            1,565,791                    -           1,565,791
Selling, general and administrative
  expenses                                    5,911,486            6,712,347          12,623,833
                                         ----------------     ----------------    ----------------
Segment earnings                              6,400,537             (221,781)          6,178,756
Interest expense                              2,577,982               39,364           2,617,346
                                         ----------------     ----------------    ----------------
     Earnings before income taxes        $    3,822,555             (261,145)          3,561,410
                                         ================     ================    ================
Assets                                   $  260,834,483           45,890,926      $  306,725,409
                                         ================     ================    ================

Three months ended December 31, 2002
Sales                                    $    1,365,673           52,419,470          53,785,143
Lease revenues                               12,381,795                    -          12,381,795
Fee and other income                          3,388,575            3,708,153           7,096,728
                                         ----------------     ----------------    ----------------
     Total revenues                          17,136,043           56,127,623          73,263,666
 Cost of sales                                1,572,120           47,361,601          48,933,721
Direct lease costs                            2,140,982                    -           2,140,982
Selling, general and administrative
  expenses                                    6,711,382            9,161,177          15,872,559
                                         ----------------     ----------------    ----------------
Segment earnings                              6,711,559             (395,155)          6,316,404
Interest expense                              1,794,348              126,024           1,920,372
                                         ----------------     ----------------    ----------------
     Earnings before income taxes        $    4,917,211             (521,179)          4,396,032
                                         ================     ================    ================
Assets                                      223,773,469           49,676,309      $  273,449,778
                                         ================     ================    ================

Nine months ended December 31, 2001
Sales                                    $    9,309,297           97,680,279      $  106,989,576
Lease revenues                               34,338,505                    -          34,338,505
Fee and other income                          7,696,806            7,230,003          14,926,809
                                         ----------------     ----------------    ----------------
     Total revenues                          51,344,608          104,910,282         156,254,890
Cost of sales                                 9,789,291           84,219,985          94,009,276
Direct lease costs                            7,115,187                    -           7,115,187
Selling, general and administrative
  expenses                                   16,226,355           18,656,422          34,882,777
                                         ----------------     ----------------    ----------------
Segment earnings                             18,213,775            2,033,875          20,247,650
Interest expense                              9,349,552              106,139           9,455,691
                                         ----------------     ----------------    ----------------
     Earnings before income taxes        $    8,864,223       $    1,927,736      $   10,791,959
                                         ================     ================    ================
Assets                                   $  260,834,483       $   45,890,926      $  306,725,409
                                         ================     ================    ================

                                      -11-

                                                                Technology
                                            Financing              Sales
                                            Business             Business
                                              Unit                 Unit                Total
                                         ----------------     ----------------    ----------------

Nine months ended December 31, 2002
Sales                                    $    6,896,086        $ 166,427,800      $  173,323,886
Lease Renewal                                35,747,237                    -          35,747,237
Fee and other income                          8,456,211           10,396,760          18,852,971
                                         ----------------     ----------------    ----------------
     Total revenues                          51,099,534          176,824,560         227,924,094
Cost of sales                                 7,510,294          148,491,603         156,001,897
Direct lease costs                            4,471,986                    -           4,471,986
Selling, general and administrative
  expenses                                   20,797,344           27,999,868          48,797,212
                                         ----------------     ----------------    ----------------
Segment earnings                             18,319,910              333,089          18,652,999
Interest expense                              6,246,410              350,638           6,597,048
                                         ----------------     ----------------    ----------------
     Earnings before income taxes        $   12,073,500       $      (17,549)     $   12,055,951
                                         ================     ================    ================
Assets                                   $  223,773,469       $   49,676,309      $  273,449,778
                                         ================     ================    ================



6. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 retroactive to April 1, 2001, as permitted. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 required the Company to perform a transitional assessment of whether there was an indication that the goodwill was impaired as of the date of adoption. The Company then had a transition period from the date of adoption to determine the fair value of each reporting unit and if goodwill had been impaired. Any goodwill impairment loss would have been recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. We completed this test and determined that no potential impairment existed. The Company is also required to review its other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. As of December 31, 2002 the Company had goodwill, net of accumulated amortization, of $19,147,132, a decrease of $762,788 from December 31, 2001 as a result of a purchase price adjustment which occurred during the current fiscal year, offset somewhat by increases due to the Elcom acquisition in the prior fiscal year. No goodwill amortization expense was recognized during the nine-month periods ended December 31, 2002 and 2001.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtednes of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability of the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002 and the Company does not believe that adoption of the recognition and measurement provision will have a material impact on its financial statements. The Company adopted Interpretation No. 45 effective December 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS No. 148 will have a material impact on its financial statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of this report, and the Company's 2002 Form 10-K.

Overview

Certain statements contained herein are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of, the Company's services, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond our control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances. See "Factors That May Affect Future Operating Results."

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, interest rate fluctuations and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of the sales of equipment in our lease portfolio prior to the expiration of the lease term to the lessee or to a third party. Such sales of leased equipment prior to the expiration of the lease term may have the effect of increasing revenues and net earnings during the period in which the sale occurs, and reducing revenues and net earnings otherwise expected in subsequent periods. See "Potential Fluctuations in Quarterly Operating Results."

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

Our total sales and marketing staff consisted of approximately 190 people at December 31, 2002, derived from both the hiring of personnel and as a result of the acquisitions of SourceOne and Elcom both of which were information technology sales and services entities. These two acquisitions and our hiring of other sales persons have expanded our current locations to 36, all of which are in the United States.

On May 15, 2001, we acquired from ProcureNet, Inc. the e-commerce procurement software asset, products, and software technology for cleaning and categorizing product descriptions for e-commerce catalogues. These products and services and the associated expenses with this business acquisition have substantially increased our expenses, and the ability to sell these services and products is expected to fluctuate depending on the customer demand for these products and services, which to date is still unproven. These products and services are included in our technology sales business unit segment, combined with our other sales of IT products and services. Our leasing and financing activities are included in our financing business unit segment in our financial statements.

As a result of our acquisitions and expansion of sales locations, the Company's historical results of operations and financial position may not be indicative of its future performance over time.


CRITICAL ACCOUNTING POLICIES

The manner in which lease finance transactions are characterized and reported for accounting purposes has a major impact upon reported revenue and net earnings. Lease accounting methods significant to our business are discussed below.

We classify our lease transactions, as required by SFAS No. 13, "Accounting for Leases," as: (1) direct financing; (2) sales-type; or (3) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

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

Sales of Equipment. Sales of equipment includes the following types of transactions: (1) sales of new or used equipment which is not subject to any type of lease; (2) sales of off-lease equipment to the secondary market; and (3) sales of procurement software. Sales of new or used equipment are recognized upon shipment. Sales of off-lease equipment are recognized when constructive title passes to the purchaser. Revenue from sales of procurement software is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions." We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sales price is determinable, and it is probable that collection will occur. Our accounting policy requires that revenue earned on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue related to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

SALES OF LEASED EQUIPMENT. Sales of leased equipment consists of sales of equipment subject to an existing lease, under which we are lessor, including any underlying financing related to the lease. Sales of equipment subject to an existing lease are recognized when constructive title passes to the purchaser.

OTHER SOURCES OF REVENUE. Amounts charged for Procure+, our e-procurement software package, are recognized as services are rendered. Amounts charged for the Manage+, our asset management software, service are recognized on a straight-line basis over the period the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income. These revenues are included in fee and other income in our consolidated statements of earnings.

RESERVE FOR CREDIT LOSSES. The reserve for credit losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolio. As of December 31, 2002 and 2001, the Company's reserve for credit losses was $7,035,746 and $5,486,182, respectively. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis). The Company's reserves for credit losses are segregated between our accounts receivable and our investment in direct financing leases as follows (in thousands):

                                                Investment
                               Accounts          in Direct
                              Receivable      Financing Leases         Total
                             ---------------- ------------------  ------------
 Balance April 1, 2001                $1,392             $2,887        $4,279
                             ================ ==================  ============
 Bad Debts Expense                     1,324                165         1,489

 Recoveries                            (184)             -              (184)

 Assumed in Acquisitions                  73             -                 73

 Other                                 1,114             -              1,114
                             ---------------- ------------------  ------------
 Balance March 31, 2002               $3,719             $3,052        $6,771
                             ================ ==================  ============
 Bad Debts Expense                       341                441           782

 Recoveries                             (58)             -               (58)

 Other                                 (459)             -              (459)
                             ---------------- ------------------  ------------
 Balance December 31, 2002            $3,543             $3,493        $7,036
                             ================ ==================  ============

Balances in "Other" include actual write offs and reclassifications from prior years. The Company assumed $72,631 in reserve for credit losses in the acquisition of SourceOne.

INVESTMENTS. The Company had a 5% membership interest in MLC/CLC LLC, a joint venture to which the Company sold leased equipment. MLC/CLC LLC stopped purchasing leased equipment prior to the year ending March 31, 2002. The Company's investment in MLC/CLC LLC was accounted for using the cost method. The Company recorded an impairment of $628,218 during the nine months ended December 31, 2001 on this investment. The Company also wrote off a $420,711 investment in a start-up venture during the nine months ending December 31, 2001, as the underlying equity did not support the carrying amount of the Company's investment.

CAPITALIZATION OF SOFTWARE COSTS FOR INTERNAL USE. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No costs for the development of internal-use software were capitalized during the nine months ended December 31, 2002. During the nine months ended December 31, 2001, $617,038 of internal-use software was capitalized. As of December 31, 2002, the Company had $723,189, net of amortization, of capitalized costs for the development of internal-use software as compared to $878,226, net of amortization, at March 31, 2002. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net.

CAPITALIZATION OF SOFTWARE COSTS AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. During the nine months ended December 31, 2002 and December 31, 2001, $128,920 and $1,075,000 of costs for the development of software available to customers were capitalized. As of December 31, 2002, the Company had $634,872, net of amortization, of capitalized costs for the development of software available to customers as compared to $776,389, net of amortization, at March 31, 2002. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net.


RESULTS OF OPERATIONS

Three and Nine Months Ended December 31, 2002 Compared to Three and Nine Months Ended December 31, 2001

Total revenues generated by the Company during the three-month period ended December 31, 2002 were $73,263,666 compared to revenues of $55,812,442 during the comparable period in the prior fiscal year, an increase of 31.3%. During the nine-month period ended December 31, 2002, revenues were $227,924,094 compared to revenues of $156,254,890 during the comparable period in the prior fiscal year, an increase of 45.9%. These increases are primarily the result of increased sales of equipment and offset somewhat by the sales of leased equipment. The Company's revenues are composed of sales, lease revenues, and fee and other revenue, and may vary considerably from period to period. See "Potential Fluctuations In Quarterly Operating Results."

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 35.4% to $53,785,143 during the three-month period ended December 31, 2002, as compared to $39,715,913 generated during the corresponding period in the prior fiscal year. For the nine-month period ended December 31, 2002, sales increased 62.0% to $173,323,886 from $106,989,576 the corresponding period in the prior year.

Sales of equipment are generated primarily through the Company's technology sales business unit subsidiaries and represented 98.3% and 96.8% of total sales revenue for the three and nine months ended December 31, 2002 as compared to 79.0% and 91.8% for the three and nine months ended December 31, 2001. Sales of equipment during the three months ended December 31, 2002 increased 68.6% to $52,887,159 compared to $31,378,590 generated during the comparable period in the prior fiscal year. Sales of equipment during the nine months ended December

31, 2002  increased  70.9% to  $167,814,598  compared to  $98,200,146  generated during the comparable period in the prior fiscal year. The increase was a result of higher sales within our technology sales business unit subsidiaries as well as additional sales resulting from the acquisition of SourceOne in October 2001 and Elcom in March 2002. The Company realized a gross margin on sales of equipment of 9.2% and 10.3% for the three and nine-month periods ended December 31, 2002 compared to a gross margin of 12.2% and 12.8% during the comparable periods in the prior fiscal year. The Company's gross margin on sales of equipment is affected by the mix and volume of products sold, as well as increased competition in a slower economy.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended December 31, 2002 sales of leased equipment decreased 89.2% to $897,984 from $8,337,323 during the three months ended December 31, 2001. During the nine months ended December 31, 2002, sales of leased equipment decreased 37.3% to $5,509,288 from $8,789,430 during the nine months ended December 31, 2001. During the three months ended December 31, 2002 the Company recognized a gross loss on leased equipment sales of 2.8% compared to a gross margin of 5.1% for the comparable period in the prior fiscal year. During the nine months ended December 31, 2002 the Company recognized a gross margin on leased equipment sales of 0.9% compared to a gross margin of 5.2% for the comparable period in the prior fiscal year. The significant decrease in leased equipment sales reflects a lower volume of lease equity that the Company sold to outside investors. Leases that are not equity-sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and related cost, and therefore the gross margin, recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the nature and timing of any lease rental earnings and/or debt funding recognized in accordance with SFAS No. 140, "Accounting for
Transfers and Servicing of Financial Instruments and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125".

The Company's lease revenues increased 7.3% to $12,381,795 for the three months ended December 31, 2002 compared with $11,537,725 during the corresponding period in the prior fiscal year. For the nine-month period ending December 31, 2002, lease revenues increased 4.1% to $35,747,237 compared with $34,338,505 during the corresponding period in the prior fiscal year.

For the three months ended December 31, 2002, fee and other income recognized was $7,096,728, an increase of 55.7% from $4,558,804 recognized during the comparable period in the prior fiscal year. For the nine months ended December 31, 2002, fee and other income recognized was $18,852,971, an increase of 26.3% from $14,926,809 recognized during the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker fees and remarketing fees generated by the Company's financing business unit subsidiaries, and support fees, warranty reimbursements, and learning center revenues generated by the Company's technology sales business unit subsidiaries. The current period increase in fee and other income is attributable to additional revenues resulting from the purchase of SourceOne in October 2001 and Elcom in March 2002, as well as to earnings from certain transactions which are in the Company's normal course of business but for which there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 36.7% and decreased 37.2% during the three and nine-month periods ended December 31, 2002 as compared to the same period in the prior fiscal year. The increase for the three-month period is due to an increase in the Company's reserve for credit losses. The decrease for the nine-month period is the result of a lease impairment charge of approximately $1.0 million taken in the quarter ended June 30, 2001, as well as a reduction in our depreciable portfolio.

The increase in professional and other fees of 51.5%, or $321,103, and 38.4%, or $668,979 for the three and nine-month periods over the comparable periods in the prior fiscal year, was primarily the result of expenses related to broker fees and the difference in the timing of the accrual for audit fees.

Salaries and benefits expenses increased 26.0% and 47.3% during the three and nine-month periods ended December 31, 2002 over the same periods in the prior year. The increase is the result of additional expense related to the Company's recent acquisitions of SourceOne and Elcom, and increased commissions resulting from the increase in sales.

The Company's general and administrative expenses increased 19.2% to $3,294,518 during the three months ended December 31, 2002, as compared to $2,764,601 in the same period in the prior fiscal year. The Company's general and administrative expenses increased 20.4% to $10,831,661 during the nine months ended December 31, 2002, as compared to $8,998,024 in the same period in the prior fiscal year.

Interest and financing costs incurred by the Company for the three months and nine months ended December 31, 2002 decreased 26.6% and 30.2% as compared to corresponding periods in the prior fiscal year and relates to interest costs on the Company's indebtedness, both lease-specific and general working capital. The decrease is attributable to lower interest rates and an overall reduction of debt.

The Company's provision for income taxes increased to $1,802,376 for the three months ended December 31, 2002 from $1,424,564 for the three months ended
December 31, 2001, and increased to $4,941,509 for the nine months ended December 31, 2002 from $4,316,623 for the nine months ended December 31, 2001, reflecting effective income tax rates of 41% for the three and nine-month periods ending December 31, 2002 and 40% for the three and nine-month periods ending December 31, 2001.

The foregoing resulted in a 21.4% increase in net earnings for the three-month period ended December 31, 2002 as compared to the same period in the prior fiscal year, and a 9.9% increase in net earnings for the nine-month period ended December 31, 2002 as compared to the same period in the prior fiscal year. Basic and diluted earnings per common share were $0.26 and $0.26 for the three months ended December 31, 2002, as compared to $0.20 for basic and $0.20 for diluted earnings for the three months ended December 31, 2001. Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2002 were 9,992,133 and 10,028,509, respectively. For the three months ended December 31, 2001, basic and diluted weighted average shares outstanding were 10,430,731 and 10,671,096, respectively. Basic and diluted earnings per common share were $0.70 and $0.69 for the nine months ended December 31, 2002, as compared to $0.64 for basic and $0.61 for diluted earnings for the nine months ended December 31, 2001. Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2002 were 10,228,007 and 10,280,813, respectively. For the nine months ended December 31, 2001, the basic and diluted weighted average shares outstanding were 10,182,336 and 10,578,852, respectively.


LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended December 31, 2002, the Company generated cash flows from operations of $2,549,473 and used cash flows from investing activities of $32,599,150. Cash flows generated by financing activities amounted to $18,370,381 during the same period. The net effect of these cash flows was a net decrease in cash and cash equivalents of $11,679,296 during the nine-month period. During the same period, the Company's total assets decreased $5,545,776 or 2.0%. The cash balance at December 31, 2002 was $16,544,207 as compared to $28,233,503 at March 31, 2002.

Other Assets, which consist primarily of prepaid expenses, deposit, advances, and certain other receivables, decreased to $3,689,415 at December 31, 2002 from $5,419,813 at March 31, 2002. This decrease is attributable to the receipt of $0.8 million of previously-disputed amounts due from a settlement, as well as to the timing of prepayments to lenders.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained non-recourse and recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are The Company's. The Company is not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. The Company has formal programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, the Company has regularly funded its leasing activities with Citizens Leasing Corporation, GE Capital Corporation, De Lage Landen Financial Services, Inc., Hitachi Leasing America, and Fifth Third Bank, among others. These programs require that each transaction be specifically approved and done solely at the lender's discretion. During the nine-month period ending December 31, 2002, the Company's lease related non-recourse debt portfolio decreased 5.2% to $122,387,244.

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

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of December 31, 2002, the Company had $1,711,924 of unpaid equipment cost, as compared to $3,898,999 at March 31, 2002.

The Company's "Accrued expenses and other liabilities" includes deferred income and amounts collected and payable, such as sales taxes and lease rental payments due to third parties, and as such can vary significantly depending on the timing of payments from customers. As of December 31, 2002, the Company had $16,930,747 of accrued expenses and other liabilities, as compared to $19,091,729 at March 31, 2002.

Working capital for our leasing business is provided through a $35,000,000 credit facility that expires on April 17, 2004. Participating in this facility, are, Branch Banking and Trust Company ($10,000,000), PNC Bank N.A. ($5,000,000), and National City Bank ($20,000,000), the agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to the Company and is secured by a blanket lien against all of the Company's assets including the common stock of all wholly-owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. The interest rates charged on borrowings are the LIBOR interest rate plus 1.75% to

2.5%. As of December 31, 2002, the Company had no outstanding balance on the facility. In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.

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

As of March 31, 2002 and December 31, 2002, the respective floor planning inventory agreement maximum credit limits and actual outstanding balances were as follows:


Entity                   Floor Plan Supplier             Credit Limit at   Balance as of    Credit Limit at      Balance as of
                                                         March 31, 2002    March 31, 2002   December 31, 2002    December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
ePlus Technology of NC, GE Distribution Finance Corp.(a)    $ 3,500,000    $1,554,793         $3,500,000          $1,959,660
inc.                    IBM Credit Corporation              $   250,000    $        -         $  250,000          $  147,179

ePlus Technology of PA, GE Distribution Finance Corp.(a)    $ 9,000,000    $7,893,419         $9,000,000          $2,929,408
inc.                    IBM Credit Corporation              $ 2,000,000    $1,056,318         $1,250,000           $ 162,093

ePlus Technology, inc.  GE Distribution Finance Corp.(a)   $ 13,500,000    $8,663,724        $13,500,000          $8,926,613


(a) Subsequent to March 31, 2002, GE Distribution Finance Corp. became the successor to Duetsche Financial Services Corporation.

The facilities provided by GE Distribution Finance Corp. (formerly Deutsche Financial Services Corporation) for ePlus Technology of PA, inc. and ePlus Technology, inc. require a separate guaranty of up to $4,900,000 and $2,000,000, respectively, by ePlus inc. The floor planning facility provided by IBM Credit Corporation to ePlus Technology of PA, inc. also requires a guaranty by ePlus inc. for the total balance outstanding. The loss of the GE Distribution Finance Corp. or the IBM Credit Corporation floor planning facilities could have a material adverse effect on our future results as we rely on these facilities for daily working capital and liquidity for our technology sales business.

In addition to the floor planning financing, ePlus Technology, inc. and ePlus Technology of PA, inc. have accounts receivable facilities through GE Distribution Finance Corp. in the aggregate amount of $7,000,000. The maximum available under the accounts receivable facilities for ePlus Technology, inc. and ePlus Technology of PA, inc. are $5,000,000 and $2,000,000 respectively and as of December 31, 2002 there was no outstanding balance on these account receivable facilities. Availability under the lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

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


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain statements contained in this report are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to the matters set forth below.

Our traditional businesses of equipment leasing and financing and technology sales have the following risks, among others, which are described in the Company's 2002 Annual Report:

- we may not be able to realize our entire investment in the equipment we lease;

- we depend on creditworthy customers and may not have reserved adequately for credit losses;

-    capital spending by our customers may decrease;

- direct marketing by manufacturers rather than through distributors may affect future sales; and

-    inventory and accounts receivable financing may not be available.

Our eECM solution introduced in May 2002 has had a limited operating history. Although we have been in the business of financing and selling information technology equipment since 1990, we will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. Some of these challenges relate to the Company's ability to:

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

- significant enhancement of the features and services of our eECM solution may be needed to achieve widespread commercial initial and continued acceptance of the system;

-    the pricing model may not be acceptable to customers;

-    if the  Company  is unable to develop  and  increase  volume  from our eECM
     services,   it  is  unlikely   that  it  will  ever   achieve  or  maintain
     profitability in this business;

- businesses that have already made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt the Company's solution;


                                      -24

- the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards, new product announcements and established competition;

- we may be unable to protect our intellectual property rights or face claims from third parties for infringement of their products.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GE Distribution Finance Corp. facilities, bear interest at a fixed rate. Borrowings under the National City Bank and GE Distribution Finance Corp. facilities bear interest at a market-based variable rate. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of March 31, 2002 and December 31, 2002, the aggregate fair value of our recourse borrowings approximated their carrying value.


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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On November 22, 2002, one of ePlus' lenders filed a complaint against ePlus inc., as successor in interest to CLG, Inc., in the Supreme Court of the State of New York. ePlus acquired CLG in September 1999. In the complaint, the lender alleges that CLG misrepresented that it had good title to certain assets that it had leased to a customer and financed on a non-recourse basis with the lender. The customer subsequently defaulted on its payments and then filed for bankruptcy in Delaware. The bankruptcy court found that title to the financed assets had passed to the customer and that CLG was simply a lien holder. The lender is seeking approximately $2.6 million in damages, plus interest, late charges and attorney fees. ePlus has removed the case to the United States District Court for the Southern District of New York. Although the ultimate outcome and liability, if any, cannot be determined, the Company believes that it has meritorious defenses in connection with the lawsuit and intends to vigorously contest it. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.


Item 2.  Changes in Securities and Use of Proceeds
              Not Applicable


Item 3.  Defaults Upon Senior Securities
              Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders
              Not Applicable


Item 5.  Other Information
              Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit No.  Exhibit Description

     3.1  Certificate of Incorporation of the Company, filed August 27, 1996.

     3.2 Certificate of Amendment of Certificate of Incorporation of the Company, filed September 30, 1997.

     3.3 Certificate of Amendment of Certificate of Incorporation of the Company, filed October 19, 1999.

     3.4 Certificate of Amendment of Certificate of Incorporation of the Company, filed May 23, 2002.

     3.5  Bylaws of the Company, as amended to date.

     4.1 Specimen certificate of Common Stock of the Company (Incorporated herein by reference to

          Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 333-11737)).

     99.1 Statement of Chief  Executive  Officer  Pursuant to 18 U.S.C.  Section
          1350.

     99.2 Statement of Chief  Financial  Officer  Pursuant to 18 U.S.C.  Section
          1350.

     (b) Reports on Form 8-K

On October 4, 2002, the Company filed a Current Report on Form 8-K announcing the authorization of a stock repurchase program.

On December 27, 2002, the Company filed a Current Report on Form 8-K announcing the purchase of 522,833 shares of its common stock, for a total consideration of $3,726,256, under its stock repurchase plan in privately negotiated transactions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                              ePlus inc.


Date: February 14, 2003       /s/ PHILLIP G. NORTON
                              ---------------------------------------------
                              By: Phillip G. Norton, Chairman of the Board,
                              President and Chief Executive Officer



Date: February 14, 2003       /s/ STEVEN J. MENCARINI
                              ----------------------------------------------
                              By: Steven J. Mencarini, Senior Vice President
                              and Chief Financial Officer

                                 CERTIFICATIONS

I, Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer of ePlus inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ePlus inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: February 14, 2003         /s/ PHILLIP G. NORTON
                                ---------------------------------------------
                                By: Phillip G. Norton, Chairman of the Board,
                                President and Chief Executive Officer

I, Steven J. Mencarini, Senior Vice President and Chief Financial Officer of ePlus inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ePlus inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: February 14, 2003        /s/ STEVEN J. MENCARINI
                               ----------------------------------------------
                               By: Steven J. Mencarini, Senior Vice President
                               and Chief Financial Officer