Form 10-K
period 2003-03-31
EPLUS INC
filed 2003-06-30
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 2003
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the transition period from ____ to ____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ____ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_____] No [X]

The aggregate market value of the common stock held by non-affiliates of the Company, computed by reference to the closing price at which the stock was sold as of September 30, 2002 was $39,724,458. The number of shares of common stock of the Company outstanding as of June 20, 2003, was 9,458,201.

                       DOCUMENTS INCORPORATED BY REFERENCE



The following documents are incorporated by reference into the indicated parts of this Form 10-K:


Document                                                            Part
--------------------------------------------------------------------------------

Portions  of the  Company's  definitive  Proxy  Statement  to be filed  with the Securities and Exchange Commission within 120
days after the Company's fiscal year end.                          Part III

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS
----------------------------------------------------

Certain statements contained in this Form 10-K, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of the Company are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to the matters set forth below.

The Company's e-commerce business has a limited operating history. Although it has been in the business of financing and selling information technology equipment since 1990, the Company expects to derive a significant portion of its future revenues from its ePlus Enterprise Cost Management ("eECM") services. As a result, the Company will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. Some of these challenges relate to the Company's ability to:

     o    increase the total number of users of eECM services;
     o    adapt to meet changes in its markets and competitive developments; and
     o continue to update its technology to enhance the features and functionality of its suite of products.

The Company cannot be certain that its business strategy will be successful or that it will successfully address these and other challenges, risks and uncertainties.

Over the longer term, the Company expects to derive a significant portion of its revenues from eECM services, which is based on an unproven business model. The Company expects to incur increased expenses that may negatively impact profitability. The Company also expects to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development of this business. As a result, the Company may incur significant losses in its e-commerce offerings in the foreseeable future, which may have a material adverse effect on the future operating results of the Company as a whole.

The Company began operating its ePlusSuite services in November 1999 and updated to eECM in 2002. Broad and timely acceptance of the eECM services, which is critical to the Company's future success, is subject to a number of significant risks. These risks include:

     o operating resource management and procurement on the Internet is a new market;
     o the system's ability to support large numbers of buyers and suppliers is unproven;
     o significant enhancement of the features and services of eECM services is needed to achieve widespread commercial initial and continued acceptance of the system;
     o    the pricing model may not be acceptable to customers;
     o if the Company is unable to develop and increase transaction volume on eECM, it is unlikely that it will ever achieve or maintain profitability in this business;
     o businesses that have made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt the Company's solution;
     o the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards,frequent new product announcements and established competition;
     o significant expansion of internal resources is needed to support planned growth of the Company's eECM services.

The words "believe," "expect," "anticipate," "project," and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. The
Company undertakes no obligation to update or revise any forward-looking statements.


                                     PART I

ITEM 1.  BUSINESS

ePlus inc. CORPORATE STRUCTURE

ePlus inc. ("the Company" or "ePlus"), a Delaware corporation, was formed in 1996. The Company changed its name from MLC Holdings, Inc. to ePlus inc. on October 19, 1999. ePlus engages in no other business other than serving as the parent holding company for the following companies:

      o        ePlus Group, inc. ("ePlus Group");
      o        ePlus Technology, inc.;
      o        ePlus Government, inc.;
      o        ePlus Canada Company;
      o        ePlus Capital, inc.;
      o        ePlus Systems, inc.; and
      o        ePlus Content Services, inc.


On March 31, 2003, the former entities ePlus Technology of PA, inc. and ePlus Technology of NC, inc. were merged into ePlus Technology, inc. This combination created one national entity through which our information technology ("IT") reseller and technical support will conduct business. ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and are the entities that hold certain assets and liabilities originally acquired from ProcureNet, Inc. ePlus Capital, inc. owns 100 percent of ePlus Canada Company which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to handle business servicing the Federal government marketplace, which includes financing transactions that are generated through government contractors. ePlus Group also has a 5% membership interest in MLC/CLC LLC and serves as its manager. On October 22, 1997, the Company formed MLC Leasing, S.A. de C.V., which is jointly owned by ePlus Group, inc. and ePlus Technology, inc., to provide a legal entity capable of conducting a leasing business in Mexico. To date, this entity has conducted no business and has no employees or business locations.

ACQUISITIONS

The Company has acquired the following material entities or assets since 1997. The following is a summary of the acquisitions presented in chronological order.

                                                      Major
                                                     Business         Accounting
Date Acquired               Acquisition              Locations         Method                Consideration

March 29, 2002         Certain assets and         Boston, MA,         Purchase            $2,150,000 in cash
                       liabilities from Elcom     Philadelphia, PA,                       plus the assumption of
                       International, Inc.'s      San Diego, CA                           certain liabilities
                       IT fulfillment and         and New York, NY
                       professional service
                       business (merged into
                       ePlus Technology, inc.
                       upon acquisition)
October 4, 2001        SourceOne Computer         Campbell, CA       Purchase             274,999 shares of common
                       Corporation (merged into                                           stock valued at $2,007,500
                       ePlus Technology, inc.                                             and $800,006 in cash
                       upon acquisition)
May 15, 2001           Certain assets and         Avon, CT and       Purchase             442,833 shares of common
                       liabilities from           Houston, TX                             stock valued at $3,873,150
                       ProcureNet, Inc. (merged                                           and $1,000,000 in cash
                       into newly created                                                 plus the assumption of
                       entities ePlus Systems,                                            certain liabilities
                       inc. and ePlus Content
                       Services, inc.)
October 1, 1999        CLG, Inc. (merged into     Raleigh, NC        Purchase             392,990 shares of common
                       ePlus Group, inc. upon                                             stock valued at
                       acquisition)                                                       $3,900,426, subordinated
                                                                                          notes to seller of
                                                                                          $3,064,574 and $29,535,000
                                                                                          in cash

July 1, 1998           PC Plus, Inc. (now named   Herndon, VA        Purchase             263,478 shares of common
                       ePlus Technology, inc.)                                            stock valued at $3,622,823
                                                                                          and $3,622,836 in cash
September 29, 1997     Educational Computer       Pottstown, PA      Pooling of           498,998 shares of common
                       Concepts, Inc. (now                           Interests            stock valued at $7,092,000
                       included  in ePlus
                       Technology, inc.)

July 24, 1997          Compuventures of Pitt      Wilmington,        Pooling of           260,978 shares of common
                       County, Inc. (now          Greenville, and    Interests            stock valued at $3,384,564
                       included in ePlus          Raleigh, NC
                       Technology, inc.)

OUR BUSINESS

ePlus has developed its Enterprise Cost Management model through development and acquisition of software, products, and business process services over the past five years. Our current offerings includes IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services. We have been in the business of selling, leasing, financing, and managing information technology and other assets for over ten years and currently derive the majority of our revenues from such activities. We sell primarily by using our internal sales force and through vendor relationships to commercial customers, federal, state and local governments, and higher education institutions. We also lease and finance equipment and supply software and services directly and through relationships with vendors, equipment manufacturers, and systems integrators.

ePlus Enterprise Cost Management is positioned to provide a comprehensive offering of products and services to our target of middle market and larger businesses, governments, and institutions. Enterprise Cost Management is a multi-disciplinary approach for implementing, controlling, and maintaining cost savings throughout an organization, including the costs of purchasing, lifecycle management, and financing. It represents the continued evolution of our original offering of ePlusSuite e-commerce products.

The key elements of our business and our Enterprise Cost Management solution are:

     o IT Sales: We are an authorized reseller of leading IT hardware and software products and have technical support personnel to support the sales and implementations.

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

     o Supplier Enablement: Content+ is the catalog and content management software that contains over 250,000 pattern matching rules and 44,000 product classifications for content generation enabling customers to either use or provide enriched, parametrically searchable catalogs.

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

The procurement software products and services, asset management and business process outsourcing are key functions of supporting and retaining customers for our sales and finance businesses. The Company has developed and acquired these products and services to distinguish ePlus from its competition by providing a comprehensive offering to customers. Our target customers are primarily middle-market and larger companies in the United States of America and Canada, with annual revenues between $25 million and $1 billion. We believe there are over 60,000 customers in this target market.

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

BUSINESS SEGMENTS

See "Note 14 - SEGMENT REPORTING" in the attached consolidated financial statements. ePlus has two basic business segments. Our first segment is the financing business unit that consists of the equipment and financing business to both commercial and government-related entities and the associated business process outsourcing services. Our second segment is our technology sales business unit that includes all the technology sales and related services
including   procurement,  asset  management,  and catalog  software sales and services.

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

Traditional Areas of Business Process Automation

Businesses have traditionally attempted to reduce costs through the automation of internal processes. Similar efforts have been made to improve the procurement process for operating resources in which we specialize, which include information technology and telecommunications equipment, office equipment and professional services. The purchase and sale of these goods comprise a large portion of business-to-business transactions.

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

Many large companies have installed enterprise resource planning and supply chain automation systems and software to increase their procurement efficiency for operating resources. These systems are often complex and are designed for use by a relatively small number of sophisticated users. They may not provide the necessary inter-activity with the vendor. In addition, a variety of point-to-point solutions such as electronic data interchange have been developed. However, the expense and complexity associated with licensing, implementing and managing these solutions can make them unsuitable for all but the largest organizations.

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

THE ePlus SOLUTION

Our Enterprise Cost Management framework is designed to provide an integrated suite of Internet-based business-to-business supply chain management solutions designed to improve productivity and enhance operating efficiency on a company-wide basis. eECM provides customers visibility and control of transactions and owned assets and, as a suite of integrated business applications, reduces redundancies throughout their process. The ePlus offering currently includes Internet-based applications for the catalog content management, e-procurement, asset management, document imaging, electronic bill presentment and payment and management of operating resources that can be integrated with financing and other asset services. In addition, our solution uses the Internet as a gateway between employees and third-party content, commerce and service providers. We believe our solution makes our customers' businesses more efficient, while providing better information to management.

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

Expand our sales force and marketing activities

We currently have approximately 190 people in our sales and marketing function, which represents a small increase compared to the previous year of 186. We have expanded our presence in locations that have a high concentration of fast-growing middle and large market companies. We will continue to seek experienced sales personnel with established customer relationships and with backgrounds in hardware and software sales and supply chain management. We may also selectively acquire companies that have attractive customer relationships, skilled sales forces or have technology or services that may enhance our Enterprise Cost Management offerings.

Expand the functionality of our Internet-based solutions

We will continue to improve our Enterprise Cost Management offering to expand its functionality to serve our customers' needs. We intend to use the flexibility of our platform to offer additional products and services when economically feasible. As part of this strategy, we may also acquire technology companies to expand and enhance the platform of Enterprise Cost Management services to provide additional functionality and value added services.


DESCRIPTION OF ENTERPRISE COST MANAGEMENT ("eECM")

eECM consists of six basic service products that have either been internally developed or have been acquired and incorporated into our total business process. The eECM framework consists of Procure+, Manage+, ePlus Leasing, Content+, strategic sourcing and business process outsourcing. These combined services and software offerings are integrated so that each component links with and shares information. Procure+, Manage+ and Content+ are the key parts of our software solution offerings and ePlus Leasing, strategic sourcing and business process outsourcing are the services provided by us.

Procure+. Procure+ represents our software solutions that offer Internet-based procurement capabilities that enable companies to reduce their purchasing costs while increasing their overall supply chain efficiency. Cost reductions are achieved through user-friendly application functionality designed to reduce off-contract, or unauthorized purchases, automate unnecessary manual processes, improve leverage with suppliers and provide links to a sophisticated asset information repository, Manage+. Procure+ is available as a stand-alone license or as a remotely-hosted solution under a fee arrangement.

Procure+ provides the following features and functions for the customer:

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

The key benefits of Procure+ include:

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

Content+. Content+ provides functionality to extract, cleanse, update, and syndicate electronic catalog content and related business information. The core to Content+ is the program Common Language Generator ("CLG"), which incorporates a knowledge base of over 250,000 pattern matching rules and 44,000 product classifications to automatically cleanse and classify suppliers' product content into categories that can be easily represented and searched in online catalogs. Content+ is utilized by purchasing organizations for supplier enablement and by selling organizations for content syndication.

Content+   is  a  software   solution  for  clients   that  require   in-house
functionality to aggregate, normalize, enrich and manage data.

Components of Content+ provides the following information and services to the customer:

     o Common Language Generator-transforms unstructured and raw supplier data into a structured, enriched, and organized state for an eCommerce platform.

     o Content+ Maintenance-the Content+ Maintenance Utility provides users with the ability to perform in-house catalog maintenance through a user-friendly interface that provides the ability to create, add, delete, modify data and track changes throughout a catalog.

     o Content+ Load-imports supplier catalog files into the client's own internal catalog structure, simplifying content updates and the creation of catalogs.

     o Content+ Services and Management-Content+ Services are designed to quickly augment the customer's content capabilities to meet their business requirements for building, loading, aggregating, publishing and syndicating data and achieve better search results with standardized, reusable product data, accurate data classifications, and highly enriched output. Most customers are provided an end-to-end content solution that is customized to fit their business requirements.

     o Catalog Hosting Services-we also provide 24/7 operations and support with maintenance services for both content and catalogs. In addition, we can syndicate content to all formats, including XML, CSV, procurement applications, printed catalogs, and to widely used enterprise resource planning and accounting systems.
                                      -10-

     o Aggregation Services-our services include contacting manufacturers and suppliers to retrieve and capture all relevant product information, including descriptions, images, and drawings. We also create data sources for future updates and maintenance of product descriptions.

     o Ready-to-Go Content-ePlus has developed "ready-to-go" content which consists of one million items of product content that is enriched, classified, and eCommerce enabled. The content items span 44,000 categories encompassing most everything the average business needs to buy. ePlus Content currently offers its services and software solutions for both the buy and sell-side electronic commerce marketplace.

Manage+. Manage+ offers Internet-based asset management capabilities that are designed to provide customers with comprehensive asset information to enable them to proactively manage their fixed assets and lower the total cost of ownership of the assets. Assets procured using Procure+ or from other sources including other e-procurement or enterprise resource planning systems can populate the Manage+ database to provide a seamless link. Manage+ is a remotely-hosted solution. Manage+ provides the following information to the customer:

     o Asset Information-contains descriptive information on each asset, including serial number, tracking number, purchase order number, manufacturer number, model number, vendor, category, billing code, order date, shipping date, delivery date, install date, equipment status and, if applicable, lease number, lease schedule, lease start date, lease end date, lease term, remaining term and information on any options ordered with the equipment.

     o Location Information-provides asset location information including an address, building or room number, or other information required by the customer.

     o Cost Center Information-supports invoicing assets to cost center or budget categories.

     o Invoice Information-maintains information from the original invoice on the asset for warranty and tracking purposes.

     o Financial Information-tracks all financial information on the asset, including purchase price or lease cost, software licensing costs and warranty and maintenance information.

     o    Customized   Information-user   specific   information  can  also   be
          maintained.

The key benefits of Manage+ include:

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

ePlus Leasing. ePlus Leasing is our service that facilitates the lease financing of various types of products on terms previously negotiated by a customer while automating the accumulation of product data to assist in the financing process. ePlus Leasing allows customers to order products when desired and to aggregate a substantial number of orders onto one or more lease financing transactions at the end of a pre-determined order period (usually one to three months). Transactions can then be invoiced by location, division, or business unit, as desired by the customer.

We assist customers in structuring loans, leases, sales/leasebacks, tax-exempt financing, vendor programs, private label programs, off-balance sheet leases and federal government financing in order to meet their requirements.

Other eECM Services. Our business process outsourcing, network engineering, monitoring and maintenance and implementation service allows customers to obtain high-quality services that can be linked and consolidated with other components of our eECM solution. Certain types of assets that are procured through Procure+ can be configured, imaged, staged, and installed by us on the customer site. Our services assist our customers in managing their existing information technology asset base, including maintenance, network engineering, information security management, project management, training and other technology services. Our Pay+ service provides electronic presentment and payment. Having an extensive services offering provides a material distinction between ePlus and its competition.


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

Our implementation of our solution is a multi-step process that requires, on average, approximately four to nine weeks and involves the following steps:

     o We conduct an operational audit to understand the customer's business processes across multiple departments, existing enterprise resource planning and outsourced applications, future plans, procurement approval processes and business rules and internal control structure.

     o We design a customized procurement, management and service program to fit the customer's organizational needs.

     o We implement an Internet-based Enterprise Cost Management system which can include: customer workflow processes and business rules using our graphical route-builder, custom catalogs linking to chosen vendors, including ePlus, custom reporting and querying, and data capture parameters for the Manage+ asset repository.

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


TECHNOLOGY

General. Our Procure+ and Manage+ applications are fully standards-based, designed for the Internet and built upon an underlying architecture that is based on leading application frameworks. These frameworks provide access security, load balancing, resource pooling, message queuing, distributed transaction processing and reusable components and services.

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

Business Rules. Our business rules engine allows Procure+ to be configured so that our customers can effectively enforce their requisition approval policies while providing flexibility so that the business rules can be edited and modified as our customer's policies change. Users of the system are presented with appropriate guidance to facilitate adherence to corporate policies. The business rules dramatically reduce reworking of procedures, track and resolve policy exceptions online and eliminate re-keying of data into back-end systems. The business rules permit management by exception, in which items requiring managerial attention are automatically routed.

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

Asset Management. Manage+ is based upon an RDBMS (relational database management system) that is designed to be scalable and can be easily customized to provide customer-specific fields and data elements.

Our Enterprise Cost Management product can be integrated with external systems such as enterprise resource planning systems, financial management systems, human resource systems (for user information and organizational structure) and project accounting systems. These interfaces allow for the exchange of data between systems. These integration processes can be scheduled according to the needs of our customers' information services and finance departments.

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

RESEARCH AND DEVELOPMENT

Our software has been acquired from third-party vendors or has been developed by us. In earlier stages of our eECM development, we relied heavily on licensed software and outsourced development, but with the acquisition of the software products and the hiring of the employees obtained from the acquisition of ProcureNet, Inc. on May 15, 2001, much of our current software development is handled within the company. We have also outsourced certain programming tasks to a highly specialized offshore development company. We own programs that we market or we have obtained perpetual license rights and source code from third-party software companies. Subject to certain exceptions, we generally retain the source code and intellectual property rights of the customized software.

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

SALES AND MARKETING

We focus our marketing efforts on achieving lead generation and converting our existing customer base to our eECM solution. The target market for our customer base is primarily middle and large market companies with annual revenues between $25 million and $1 billion. We believe there are over 60,000 customers in our target market. Our sales representatives are compensated based on primarily a commission basis and we typically market to the senior financial officer or the senior information officer in an organization. To date, the majority of our customers have been generated from direct sales.

Our sales force is organized regionally in 30 office locations throughout the United States. See "Item 2. PROPERTIES" for additional office location information. As of June 20, 2003 our sales organization included approximately 190 sales and sales support personnel.

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

We  currently  have four  patents,  three in the  United  States and one in nine countries in Europe, each regarding our electronic sourcing and catalog searching. We cannot provide any assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through administrative process or litigation. We also have the following registered trademarks: ePlus, ePlusSuite, Procure+, Manage+, Service+, Finance+, ICN and International Computer Networks. We have applied for the following trademarks: neSource, Content+, eECM, ePlus Enterprise Cost Management and The Language of eCommerce. We also have ten registered copyrights and have additional common law trademarks.

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

FINANCING AND SALES ACTIVITIES

We have been in the business of selling, leasing, financing, providing procurement and asset management software and managing information technology and various other assets for over ten years and currently derive the majority of our revenues from such activities. We believe we can develop formal contractual arrangements with our current as well as new financing sources to provide equipment financing and leasing for our customers.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal government contracts. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. We lease primarily computers, associated accessories and software, communication related equipment, medical equipment, industrial related machinery and equipment, office furniture and general office equipment, transportation equipment, and other various business related equipment.

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

Sales. We have been providing technology sales and services since 1997. We are an authorized reseller or have the right to resell products and services from over 150 manufacturers and distributors. Our largest vendor relationships include Tech Data, HP, Dell Computer Corporation, Microsoft Corporation, Ingram Micro, Inc., and IBM. We have in excess of 150 vendor authorizations to market specific products. Our flexible platform and customizable catalogs facilitate the addition of new vendors with little incremental effort. Using the distribution systems available, we usually sell products that are shipped from the distributors or suppliers directly to our customer location that allows us to keep our inventory of any product to a minimum. The products we sell typically have payment account terms ranging from due upon delivery up to 60 days to pay depending on the customer's credit and payment requirements.

Financing and Bank Relationships. We have a number of bank and finance company relationships that we use to provide working capital for all of our businesses and long-term financing for our lease financing businesses. Our finance department is responsible for maintaining and developing relationships with a diversified pool of commercial banks and finance companies with varying terms and conditions. During the year ended March 31, 2001, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest, that amounted to 5% of the Company's revenues. No sales transactions occurred in the years ended March 31, 2002 and 2003 with this entity. See "ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES."

Risk Management and Process Controls. It is our goal to minimize the financial risks of our balance sheet assets. To accomplish this goal, we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have internal control processes, including contract origination and management, cash management, servicing, collections, remarketing and accounting. Whenever possible, we use non-recourse financing (which is limited to the underlying equipment and the specific lessee and not the Company's general assets) for our leasing transactions and we try to obtain lender commitments before acquiring the related assets. We estimate that there are over 40 non-recourse financing sources available that we could use for supplying non-recourse financing.

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

Default and Loss Experience. During the fiscal year ended March 31, 2003, we provided for $616,074 in credit losses and incurred actual credit losses of $494,247. During the fiscal year ended March 31, 2002 we provided for $1,488,706 in credit losses and incurred actual credit losses of $183,618.

COMPETITION

The market for leasing, IT sales and services and procurement software services is intensely competitive, subject to economic conditions, rapid change and significantly affected by new product introductions and other market activities of industry participants. We expect to continue to compete in all three areas of business against local, regional and national firms. We compete directly with various leasing companies and bank leasing subsidiaries as well as captive finance companies. Many of these competitors are well established, have substantially greater financial, marketing, technical, and sales support than we do, and have established reputations for success in the purchase, sale and lease of computer-related products. In addition, many computer manufacturers may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such manufacturers.

The procurement software and electronic commerce market is in a constant state of change due to overall market acceptance and economic conditions. There are a number of companies developing and marketing business-to-business electronic commerce solutions targeted at specific vertical markets. Other competitors are also attempting to migrate their technologies to an Internet-enabled platform. Some of these competitors and potential competitors include enterprise resource planning system vendors and other major software vendors which are expected to sell their procurement and asset management products along with their application suites. These enterprise resource planning vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We also face indirect competition from potential customers' internal development efforts and have to overcome potential customers' reluctance to move away from existing legacy systems and processes.

We believe that the principal competitive factors for business-to-business electronic commerce solutions are scalability, functionality, ease-of-use, ease-of-implementation, ability to integrate with existing legacy systems, experience in business-to-business supply chain management and knowledge of a business' asset management needs. We believe we can compete favorably with our competitors in these areas within our framework of eECM that consists of Procure+, Manage+, Content+, ePlus Leasing, strategic sourcing and business process outsourcing.

EMPLOYEES

As of March 31, 2003 we employed 570 full-time and part-time employees who operated through approximately 30 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe our relationships with our employees are good. The functional areas of our employees are as follows:

                                                 Number of Employees
                                            -----------------------------

       Sales and Marketing                             190
       Technical Support                               155
       Contractual                                      59
       Accounting and Finance                           66
       Administrative                                   52
       Software and Implementations                     39
       Executive                                        9


U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission, are available free of charge through the Company's internet website, www.eplus.com, as soon as reasonably practical after the Company has electronically filed such material with, or furnished it to, the SEC.

RISK FACTORS

The Limited Operating History Of Our eCommerce Related Products And Services Makes It Difficult To Evaluate Our Business And Our Prospects

Our eECM solution has had a limited operating history. Although we have been in the business of financing and selling information technology equipment since 1990, we will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new business models in evolving markets. Some of these challenges relate to our ability to:

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

The  Electronic  Commerce   Business-To-Business   Solutions  Market  Is  Highly
Competitive And We Cannot Assure That We Will Be Able To Effectively Compete

The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not harm our business, operating results or financial condition. In addition, the market for electronic procurement solutions is relatively new and evolving. Our strategy of providing an Internet-based electronic commerce solution may not be successful, or we may not execute it effectively. Accordingly, our solution may not be widely adopted by businesses.

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

If Our Products Contain Defects, Our Business Could Suffer

Products as complex as those used to provide our electronic commerce solutions often contain known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our products are not error-free. Undetected errors or performance problems may not be discovered in the future and errors considered by us to be minor may be considered serious by our customers. This could result in lost revenues, delays in customer acceptance or unforeseen liability that would be detrimental to our reputation and to our business.

We May Not Be Able To Hire And Retain Sufficient Sales, Marketing And Technical Personnel That We Need To Succeed

To increase market awareness and sales of our offerings, we may need to expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical support. Competition for qualified sales, marketing and technical personnel fluctuates depending on market conditions and we might not be able to hire or retain sufficient numbers of such personnel to grow our business.

If We Are Unable To Protect Our Intellectual Property, Our Business Will Suffer

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trade secret and service mark laws and contractual provisions with our subcontractors to protect our proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business, operating results and financial condition. We cannot assure you that our means of protecting our intellectual property rights will be adequate. If any of these events happen, our business, operating results and financial condition could be harmed.

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

We May Not Be Able To Realize Our Entire Investment In The Equipment We Lease

We lease various types of equipment to customers through two distinct types of transactions: direct financing leases and operating leases. A direct financing lease passes substantially all of the risks and rewards of owning the related equipment to the customer. Lease payments during the initial term of a direct financing lease cover approximately 90% of the underlying equipment's cost at the inception of the lease. The duration of an operating lease, however, is shorter relative to the equipment's useful life. We bear a slightly greater risk in operating leases in that we may not be able to remarket the equipment on terms that will allow us to fully recover our investment.

At the inception of each lease, we estimate the fair market value of the item as a residual value for the leased equipment based on the terms of the lease contract. A decrease in the market value of such equipment at a rate greater than the rate we expected, whether due to rapid technological obsolescence or other factors, would adversely affect the residual values of such equipment. Any such loss, which is considered by management to be permanent in nature, would be recognized in the period of impairment in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases." Consequently, there can be no assurance that our estimated residual values for equipment will be realized. Our lease portfolio has recently expanded to new types of equipment under lease of which we may not experience the same residual realization economics.

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

Our Earnings May Fluctuate

Our earnings are susceptible to fluctuations for a number of reasons, including the seasonal and cyclical nature of our customers' procurement patterns. Our earnings will continue to be affected by fluctuations in our historical business, such as lower sales of equipment, reductions in realized residual values, and lower overall leasing activity. In the event our revenues or earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on our common stock's market price.

We Are Dependent Upon Our Current Management Team

Our operations and future success depend on the efforts, abilities and relationships of our Chairman, Chief Executive Officer and President, Phillip G. Norton; our founder and Executive Vice President, Bruce M. Bowen, who also serves as a director; Steven J. Mencarini, Senior Vice President and Chief
Financial Officer; and Kleyton L. Parkhurst, Senior Vice President and Treasurer. The loss of any of these key management officers or personnel could have a material adverse effect on our business, operating results and financial condition. Each of these officers has an employment agreement with us. We also maintain key-man life insurance on Mr. Norton.


ITEM 2.  PROPERTIES

The Company operates from 30 office locations. Our total leased square footage is approximately 108,000 square feet for which we pay rent of approximately $157,101 per month. Some of our companies operate in shared office space to improve sales, marketing and improve cost efficiency. We do not own any real estate. Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of current employees as of March 31, 2003, the square footage and the general office functions.




                                                                   Square
   Location                Company               Employees         Footage              Function
---------------------- ---------------------- ---------------- --------------- -------------------------------------

Herndon, VA          ePlus Group, inc.             231            35,149      Corporate and subsidiary
(2 locations)        ePlus Technologs,inc.                                    headquarters, sales office,
                     ePlus Government, inc.                                   technical support and warehouse

Robbinsville, NJ     ePlus Technology, inc.        32              9,563      Sales office and technical support

Pottstown, PA        ePlus Technology, inc.        52             17,100      Sales office, technical support and
(2 locations)                                                                 warehouse

Campbell, CA         ePlus Technology inc.         36              5,974      Sales office, technical support and
                                                                              warehouse

Wilmington, NC       ePlus Technology, inc.        33              5,941      Sales office and technical support

Raleigh, NC          ePlus Group, inc.             23              8,638      Sales office-shared and technical
                     ePlus Technology, inc.                                   support

Avon, CT             ePlus Systems, inc.           15              4,807      Subsidiary headquarters, sales
                                                                              office and technical development

Houston, TX          ePlus Content                 18              4,000      Subsidiary headquarters, sales
                     Services, inc.                                           office and e-commerce catalog
                                                                              service center

Canton, MA           ePlus Technology, inc.        27              6,358      Sales office and technical support

Other locations                                   103              9,981      Sales offices and technical support


The two largest locations, Herndon, VA and Pottstown, PA, have lease expiration dates of November 30, 2004 and May 31, 2005, respectively.


ITEM 3.  LEGAL PROCEEDINGS

On November 22, 2002, an affiliate of one of ePlus' lenders filed a complaint against ePlus inc., as successor in interest to CLG, Inc. in the Supreme Court of the State of New York. ePlus acquired CLG in September 1999. In the complaint, the lender alleges that CLG misrepresented that it had good title to certain assets that it had leased to a customer and financed on a non-recourse basis with the lender. The customer subsequently defaulted on its payments and then filed for bankruptcy in Delaware. The bankruptcy court found that title to the financed assets had passed to the customer and that CLG was simply a lien holder. The lender is seeking approximately $2.6 million in damages, plus interest, late charges and attorney fees. ePlus has removed the case to the United States District Court for the Southern District of New York. Although, the ultimate outcome and liability, if any, cannot be determined, the Company believes that it has meritorious defenses in connection with the lawsuit and intends to vigorously contest it. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the NASDAQ National Market System under the symbol "PLUS." The following table sets forth the range of high and low sale prices for our common stock as quoted for the period April 1, 2001 through March 31, 2003, by quarter.

Quarter Ended                 High             Low
-------------                 ----             ---

June 30, 2001                $10.88           $6.17
September 30, 2001           $11.40           $6.75
December 31, 2001            $10.25           $7.15
March 31, 2002               $ 9.79           $8.62
June 30, 2002                $10.35           $6.91
September 30, 2002           $ 8.00           $5.57
December 31, 2002            $ 7.90           $6.04
March 31, 2003               $ 7.70           $6.91

On June 20, 2003 the closing price of the common stock was $10.36 per share. On June 20, 2003, there were 221 shareholders of record of our common stock. We believe there are over 400 beneficial holders of the Company's common stock.

DIVIDENDS

The Company has never paid a cash dividend to stockholders. We have retained our earnings for use in the business. There is also a contractual restriction in our ability to pay dividends. Our National City Bank credit facility restricts dividends to 50% of net income accumulated after September 30, 2000. Therefore, the payment of cash dividends on our common stock is unlikely in the foreseeable future. Any future determination concerning the payment of dividends will depend upon the elimination of this restriction and the absence of similar restrictions in other agreements, our financial condition, results of operations and any other factors deemed relevant by our Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and the information included under "ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - AS OF AND FOR THE YEARS ENDED MARCH 31, 2001, 2002 AND 2003" AND "ITEM 1, BUSINESS."

          ePlus, inc. AND SUBSIDIARIES
          SELECTED CONSOLIDATED FINANCIAL DATA
          (Dollar amounts in thousands, except per share data)


                                                                                Year Ended March 31,
                                                         ------------------------------------------------------------------
                                                             1999         2000          2001         2002          2003
                                                         ------------------------------------------------------------------

          CONSOLIDATED STATEMENTS OF EARNINGS
          Revenues:
             Sales of equipment                          $  83,516   $  166,252    $  216,183    $ 127,753    $  219,209

             Sales of leased equipment                      84,379       57,360        34,031        9,353         6,096

             Lease revenues                                 20,611       31,374        42,694       48,850        50,520

             Fee and other income                            5,464        9,747        13,678       19,029        23,821
                                                         ------------------------------------------------------------------
                Total revenues                             193,970      264,733       306,586      204,985       299,646
                                                         ------------------------------------------------------------------
          Costs and Expenses:

             Cost of sales of equipment                     71,367      147,209       182,474      111,598       197,788

             Cost of sales of leased equipment              83,269       55,454        33,329        9,044         5,892

             Direct lease costs                              6,184        8,025        16,535        9,579         6,582

             Professional and other costs                    1,222        2,126         3,363        2,718         3,188

             Salaries and benefits                          11,880       19,189        30,611       32,797        46,182

             General and administrative expenses             5,152        7,090        10,766       12,517        15,234

             Interest and financing costs                    3,601       11,390        15,523       11,810         8,308

                Total costs and expenses                   182,675      250,483       292,601      190,063       283,174
                                                         ------------------------------------------------------------------

          Earnings before provision for income taxes        11,295       14,250        13,985       14,922        16,472

          Provision for income taxes                         4,579        5,875         5,667        6,010         6,760
                                                         ------------------------------------------------------------------
          Net earnings                                   $   6,716   $    8,375    $    8,318    $   8,912     $   9,712
                                                         ==================================================================

         Net earnings per common share - Basic           $    0.99   $     1.09    $     0.86    $    0.87     $    0.97
                                                         ==================================================================

          Weighted average shares outstanding - Basic    6,769,732    7,698,287     9,625,891   10,235,129    10,061,088


ePlus, inc. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)


                                                                      As of March 31,
                                                 ----------------------------------------------------------
                                                     1999       2000       2001       2002        2003
                                                 ----------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
Assets:
   Cash and cash equivalents                     $   7,892   $  21,910  $  24,534  $  28,224   $  27,784

   Accounts receivable                              44,090      60,167     57,627     41,397      38,385

   Notes receivable                                    547       1,195      1,862        228          53

   Inventories                                         658       2,445      2,651        872       1,373

   Investment in leases and leased
     equipment, net                                 86,901     231,999    202,846    169,087     182,169

   Other assets                                     12,357      24,628     15,754     27,503      23,928

   All other assets                                  1,914       2,991      5,593     11,685       5,249
                                                 ----------------------------------------------------------
      Total assets                               $ 154,359   $ 345,335  $ 310,867  $ 278,996  $  278,941
                                                 ==========================================================

Liabilities:
   Accounts payable - equipment                  $  18,049   $  22,976  $   9,227  $   3,899  $    5,636

   Accounts payable - trade                         12,518      29,452     18,926     15,105      25,914

   Salaries and commissions payable                    536         957      1,293        492         620

   Recourse notes payable                           19,081      39,017      8,876      4,660       2,736

   Nonrecourse notes payable                        52,429     182,845    157,960    129,095     115,678

   All other liabilities                             7,932      12,967     22,678     19,456      18,740
                                                 ----------------------------------------------------------
      Total liabilities                            110,545     288,214    218,960    172,707     169,324

   Stockholders' equity                             43,814      57,121     91,907    106,289     109,617
                                                 ----------------------------------------------------------
Total liabilities and stockholders' equity       $ 154,359  $  345,335  $ 310,867  $ 278,996  $  278,941
                                                 ==========================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - AS OF AND FOR THE YEARS ENDED MARCH 31, 2001, 2002 AND 2003

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

We currently derive the majority of our revenue from sales and financing of information technology and other assets. We have expanded our product and service offerings under our ePlus Enterprise Cost Management model which represents the continued evolution of our original implementation of ePlus e-commerce products entitled ePlusSuite. The expansion to our eECM model is a framework that combines our IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

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

CRITICAL ACCOUNTING POLICIES

The manner in which lease finance transactions are characterized and reported for accounting purposes has a major impact upon reported revenue and net earnings. Lease accounting methods critical to our business are discussed below.

We classify our lease transactions, as required by Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as: (1) direct financing;
(2) sales-type; or (3) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

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

Sales-type leases include a dealer profit or loss that is recorded by the lessor at the inception of the lease. The dealer's profit or loss represents the difference, at the inception of the lease, between the fair value of the leased property and its cost or carrying amount. The equipment subject to such leases may be obtained in the secondary marketplace, but most frequently is the result of re-leasing our own portfolio. This profit or loss that is recognized at lease inception is included in net margin on sales-type leases. For equipment supplied from our technology sales business unit subsidiaries, the dealer margin is presented in equipment sales revenue and cost of equipment sales. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included in our lease revenues.

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

SOFTWARE SALES. Revenue from sales of procurement software is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions." We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sales price is determinable, and it is probable that collection will occur. Our accounting policy requires that revenue earned on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue related to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

SALES OF LEASED EQUIPMENT. Sales of leased equipment consists of sales of equipment subject to an existing lease, under which we are lessor, including any underlying financing related to the lease. Sales of equipment subject to an existing lease are recognized when constructive title passes to the purchaser.

OTHER SOURCES OF REVENUE. Amounts charged for Procure+, our e-procurement software package, are recognized as services are rendered. Amounts charged for the Manage+, our asset management software service, are recognized on a straight-line basis over the period the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income. These revenues are included in fee and other income in our consolidated statements of earnings.

RESERVE FOR CREDIT LOSSES. The reserve for credit losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolio. As of March 31, 2002 and 2003, the Company's reserve for credit losses was $6.8 and $6.8 million, respectively. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis).

INVESTMENTS. The Company has a 5% membership interest in MLC/CLC LLC, a joint venture to which the Company sold leased equipment. MLC/CLC LLC stopped purchasing leased equipment during the year ending March 31, 2001. The Company's investment in MLC/CLC LLC was accounted for using the cost method. The Company recorded an impairment of $628,218 during the year ended March 31, 2002 on this investment. The Company also wrote off a $420,711 investment in a start-up venture during the year ended March 31, 2001, as the underlying equity did not support the carrying amount of the Company's investment.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During the years ended March 31, 2003 and 2002, respectively, $0.2 million and $1.1 million of costs for the development of software for internal use were capitalized. As of March 31, 2003, the Company had $1.7 million, net of amortization, of capitalized costs for the development of internal-use software as compared to $1.8 million, net of amortization, at March 31, 2002. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. During the years ended March 31, 2003 and 2002, $0.3 million and $0 of costs for the development of software available to customers were capitalized. As of March 31, 2003, the Company had $0.3 million, net of amortization, of capitalized costs for the development of software available to customers as compared to $0, net of amortization, at March 31, 2002. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of other assets.




RESULTS OF OPERATIONS

The Year Ended March 31, 2003 Compared to the Year Ended March 31, 2002

Total revenues generated by the Company during the year ended March 31, 2003 were $299.6 million compared to revenues of $205.0 million for the year ended March 31, 2002, an increase of 46.2%. This increase is primarily attributable to significantly increased revenues from the sales of equipment and smaller increases in lease revenues and fee and other income, and offset somewhat by a decrease in sales of leased equipment. The Company's revenues are composed of sales, lease revenues, and fee and other income, and may vary considerably from period to period.

Sales revenue, which includes sales of equipment and sales of leased equipment, increased 64.3% to $225.3 million during the year ended March 31, 2003, as compared to $137.1 million in the prior fiscal year.

The majority of sales of equipment are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For the year ended March 31, 2003, we experienced an increase in customer demand for IT products despite an overall sluggish economy. The increase was a result of increased sales within the Company's existing customer base and from customers attained from recent acquisitions. For the year ended March 31, 2003, equipment sales through the Company's technology business unit subsidiaries accounted for 97.3% of sales of equipment, compared to 99.2% for the prior fiscal year. For the year ended March 31, 2003, sales of equipment increased 71.6% to $219.2 million, a result of increased technology sales through the Company's subsidiaries.

The Company realized a gross margin on sales of equipment of 9.8% for the year ended March 31, 2003, as compared to 12.6% during the year ended March 31, 2002. This decrease in net margin percentage can be attributed to increased competition in the marketplace and variations in the profitability on the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the year ended March 31, 2003 compared to the prior fiscal year, sales of leased equipment decreased 34.8% to $6.1 million. During the year ended March 31, 2003, the Company recognized a gross margin of 3.3% on leased equipment sales as compared to a gross margin of 3.3% during the prior fiscal year. The decrease in sales of leased equipment for the year ended March 31, 2003 reflects the reduced volume of lease equipment sold to outside investors. Leases that are not equity-sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125." Prior to May 2000, the majority of the Company's sales of leased equipment had historically been sold to MLC/CLC LLC, a joint venture in which the Company owns a 5% interest. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC LLC, discontinued their investment in new lease acquisitions effective May 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

The Company's lease revenues increased 3.4% to $50.5 million for the year ended March 31, 2003, compared with $48.9 million for the prior fiscal year. This increase reflects increased order period fees and lease sales, offset somewhat by original term lease earnings on the Company's maturing lease portfolio. Our net investment in leased assets was $182.2 million at March 31, 2003, a 7.7% increase from $169.1 million at March 31, 2002.

For the year ended March 31, 2003, fee and other income was $23.8 million, an increase of 25.2% over the prior fiscal year. Fee and other income includes eECM revenues, revenues from adjunct services and management fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. The increase in fee and other income in the year ended March 31, 2003 is the result of increased professional services fees and broker fee revenue, and includes an approximate $2.5 million rebate from one of the Company's equipment vendors. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs decreased 31.3% during the year ended March 31, 2003, as compared to the prior fiscal year. The largest component of direct lease costs is depreciation expense of leased equipment.

Professional and other fees increased 17.3% for the year ended March 31, 2003 over the prior fiscal year, and was primarily the result of an increase in broker fees and utilization of outside services.

Salaries and benefits expenses increased 40.8% during the year ended March 31, 2003, as compared to the prior fiscal year. The increase is the result of the increased weighted average number of personnel employed by the Company, particularly employees acquired in recent acquisitions, as well as increased commission expenses in the Company's lease financing and technology sales units.

General and administrative expenses increased 21.7% over the prior fiscal year. This increase is primarily related to the expense of additional personnel added through recent acquisitions. In addition, the Company has experienced increased expenses related to the development and deployment of its e-commerce strategy.

Interest and financing costs incurred by the Company for the year ended March 31, 2003 decreased 29.7%, and relate to interest costs on the Company's indebtedness. In addition to decreased borrowing under the Company's lines of credit, the Company's lease-related non-recourse debt portfolio decreased significantly, and our weighted average interest rate on new lease-related non-recourse debt decreased during the years ended March 31, 2003 and 2002 (See "Liquidity and Capital Resources"). Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $6.8 million for the year ended March 31, 2003 from $6.0 million for the prior fiscal year, reflecting effective income tax rates of 41.0% and 40.3%, respectively.

The foregoing resulted in a 9.0% increase in net earnings for the year ended March 31, 2003, as compared to the prior fiscal year.

Basic and fully diluted earnings per common share were $0.97 and $0.96, respectively, for the year ended March 31, 2003, as compared to $0.87 and $0.85, respectively, for the year ended March 31, 2002, based on weighted average common shares outstanding of 10,061,088 and 10,109,809, respectively, for 2003 and 10,235,129 and 10,458,235, respectively, for 2002.


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

The Company also recognizes revenue from the sale of leased equipment. During the year ended March 31, 2002 compared to the prior fiscal year, sales of leased equipment decreased 72.5% to $9.4 million. During the year ended March 31, 2002, the Company recognized a gross margin of 3.3% on leased equipment sales as compared to a gross margin of 2.1% during the prior fiscal year. The decrease in sales of leased equipment for the year ended March 31, 2002 reflects the reduced volume of lease equipment sold to outside investors, although the transactions which were sold reflected a higher gross margin. Leases that are not equity-sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, as amended by SFAS No. 140. Prior to May 2000, the majority of the Company's sales of lease equipment had historically been sold to MLC/CLC LLC, a joint venture in which the Company owns a 5% interest. During the years ended March 31, 2002 and 2001, sales to MLC/CLC LLC, accounted for 0% and 43.1% of sales of leased equipment, respectively. Sales to the joint venture required the consent of the joint venture partner. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC LLC, discontinued their investment in new lease acquisitions effective May 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

The Company's lease revenues increased 14.4% to $48.9 million for the year ended March 31, 2002, compared with the prior fiscal year. This increase reflects increased remarketing revenues on the Company's maturing lease portfolio. Our net investment in leased assets was $169.1 million at March 31, 2002, a 16.6% decrease from $202.8 million at March 31, 2001.

For the year ended March 31, 2002, fee and other income was $19.0 million, an increase of 39.1% over the prior fiscal year. Fee and other income includes eECM revenues, revenues from adjunct services and management fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. The increase in fee and other income in the year ended March 31, 2002 includes an approximate $3.5 million rebate from one of the Company's equipment vendors. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

For the year ended March 31, 2002, included in fee and other income were $5.4 million in eECM revenues, as compared to $5.7 million in the year ended March 31, 2001. This represents a decrease of 5.8% and reflects a reduction of transactions utilizing our eECM products and services. These revenues consist of amounts charged for the arrangement of procurement transactions executed through Procure+, and Manage+, components of eECM.

The Company's direct lease costs decreased 42.1% during the year ended March 31, 2002, as compared to the prior fiscal year. The largest component of direct lease costs is depreciation expense on operating lease equipment.

Professional and other fees decreased 19.2% for the year ended March 31, 2002 over the prior fiscal year, and was primarily the result of a material reduction in the utilization of outside service providers.

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

Basic and fully diluted earnings per common share were $0.87 and $0.85, respectively, for the year ended March 31, 2002, as compared to $0.86 and $0.80, respectively, for the year ended March 31, 2001, based on weighted average common shares outstanding of 10,235,129 and 10,458,235, respectively, for 2002 and 9,625,891 and 10,383,467, respectively, for 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended March 31, 2003, the Company generated cash flows from operations of $35.8 million, and used cash flows from investing activities of $31.8 million. Cash flows used by financing activities amounted to $4.5 million during the same period. The net effect of these cash flows was a net decrease in cash and cash equivalents of $0.4 million during the year. During the same period, our total assets decreased $0.1 million, primarily the result of decreases in the Company's deferred tax assets and increases in our net investment in leases and leased equipment. On April 17, 2000, a secondary offering of 1,000,000 shares of our common stock was completed that generated net proceeds of $25,936,388. The Company's net investments in direct financing and operating lease equipment increased $5.8 million, or 3.4%, and $7.3 million, or 501.5%, respectively, during the period. The cash balance at March 31, 2003 was $27.8 million as compared to $28.2 million the prior year.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. Recently the Company has regularly funded its leasing activities with Fleet Business Credit LLC, De Lage Landen Financial Services, Inc., Bank of America Vendor Finance, Inc., Citizens Leasing Corporation, and JP Morgan Leasing, Inc., among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion.

During the year ended March 31, 2003, the Company's lease-related non-recourse debt portfolio decreased 10.4% to $115.7 million. The decrease is primarily the result of loan paydowns on the debt portfolio through customer lease payments. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease.

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

Through MLC/CLC LLC, the Company has a joint venture agreement that had historically provided the equity investment financing for certain of the Company's transactions. Firstar Equipment Finance Company ("Firstar"), formerly Cargill Leasing Corporation, is an unaffiliated investor which owns 95% of MLC/CLC LLC. Firstar's parent company, US Bancorp, is a bank holding company that is publicly traded on the New York Stock Exchange under the symbol "USB". This joint venture arrangement enabled the Company to invest in a significantly greater portfolio of business than its limited capital base would otherwise allow. A significant portion of the Company's revenue generated by the sale of leased equipment has historically been attributable to sales to MLC/CLC LLC. (See "RESULTS OF OPERATIONS"). Firstar has discontinued new lease acquisition transactions effective May 2000. We actively sell or finance our equity investment with Fleet Business Credit Corporation and GE Capital Corporation, among others.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of March 31, 2003, the Company had $5.6 million of unpaid equipment cost, as compared to $3.9 million at March 31, 2002.

Working capital for our leasing business is provided through a $35,000,000 credit facility that expires on April 17, 2004. Participating in this facility are Branch Banking and Trust Company ($15,000,000) and National City Bank ($20,000,000), the agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to the Company and is secured by a blanket lien against all of the Company's assets including the common stock of all wholly-owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. The interest rates charged on borrowings are the higher of the LIBOR interest rate plus 1.75% to 2.5% or the Federal Funds Rate plus 0.5% to 0.75%. As of March 31, 2003, the Company had no outstanding balance on the facility. In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.

ePlus Technology of NC, inc., ePlus Technology of PA, inc. and ePlus Technology, inc., until they were merged on March 31, 2003, had separate credit facilities to finance their working capital requirements for inventories and accounts receivable. After the entities were merged into ePlus Technology, inc., the credit facilities were effectively merged into one by GE Distribution Finance Corporation. The floor planning line from IBM Credit Corporation was terminated on March 31, 2003. The outstanding balances on the IBM Credit Corporation as of March 31, 2003 were paid subsequent to year-end and further borrowings on this line have ceased. Their traditional business as sellers of computer technology and related network equipment and software products is financed through agreements known as "floor planning" financing in which interest expense for the first thirty to forty-five days is not charged but is paid by the supplier/distributor. The floor planning liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty to forty-five day time-frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

As of March 31, 2003, the respective floor planning inventory agreement maximum credit limits and actual outstanding balances were as follows:


Entity                  Floor Plan Supplier                Credit Limit at   Balance as of   Credit Limit at     Balance as of
                                                           March 31, 2002    March 31, 2002  March 31, 2003      March 31, 2003
-----------------------------------------------------------------------------------------------------------------------------
ePlus Technology of NC, GE Distribution Finance Corp. (a)   $ 3,500,000       $ 1,493,106
inc.
                        IBM Credit Corporation              $   250,000       $   199,731      $    -           $     22,857

ePlus Technology of PA, GE Distribution Finance Corp. (a)   $ 9,000,000       $ 3,154,218
inc.                    IBM Credit Corporation              $ 2,000,000       $   172,976      $    -           $      3,471

ePlus Technology, inc.  GE Distribution Finance Corp. (a)  $ 13,500,000       $ 3,836,411      $ 26,000,000     $ 15,158,501

(a) Subsequent to March 31, 2002, GE Distribution Finance Corporation became the successor to Deutsche Financial Services Corporation.

The facilities provided by GE Distribution Finance Corporation prior to the merger for ePlus Technology of PA, inc. and ePlus Technology, inc. required a separate guaranty of up to $4,900,000 and $2,000,000, respectively, by ePlus inc. The post-merger combined program under ePlus Technology, inc. also has a guaranty of up to $6,900,000 by ePlus inc. The floor planning facility formerly provided by IBM Credit Corporation to ePlus Technology of PA, inc. also required a guaranty by ePlus inc. for the total balance outstanding. The loss of the GE Distribution Finance Corporation floor planning facilities could have a material adverse effect on our future results as we rely on these facilities for daily working capital and liquidity for our technology sales business.

In addition to the floor planning financing, ePlus Technology, inc., effective as of the merger date of March 31, 2003, has an accounts receivable facility through GE Distribution Finance Corporation with a maximum amount of $7,000,000 and an outstanding balance of $2,726,347 on this facility as of March 31, 2003. As of March 31, 2002, the maximum available under the accounts receivable facilities for ePlus Technology, inc. and ePlus Technology of PA, inc. was $5,000,000 and $2,000,000, respectively, and as of March 31, 2002, there was no outstanding balance on these facilities. Availability under the lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

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

In the normal course of business, the Company may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management's opinion. The Company is in compliance with the performance obligations under all service contracts for which there is a performance  guarantee,  and any  liability  incurred in  connection  with these guarantees would not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of the ePlus Technology, inc. floor planning and accounts receivable financing up to $6.9 million.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of the Company's e-commerce business strategy will require a significant investment in both cash and managerial focus. In addition, the Company may selectively acquire other companies that have attractive customer relationships and skilled sales forces. The Company may also acquire technology companies to expand and enhance the platform of eECM to provide additional functionality and value added services. As a result, the Company may require additional financing to fund its strategy implementation and potential future acquisitions, which may include additional debt and equity financing.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GE Distribution Finance Corporation (formerly Deutsche Financial Services Corporation) facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GE Distribution Finance Corporation facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. If the amount borrowed is not paid at the end of the rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of March 31, 2003, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, the company began transacting business in Canada. As such, the Company has entered into lease contracts and non-recourse, fixed interest rate financing denominated in Canadian Dollars. To date, Canadian operations have been insignificant and the Company believes that potential fluctuations in currency exchange rates will not have a material effect on its financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See  the   consolidated   financial   statements  and  Schedule  listed  in  the
accompanying Index to Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Except as set forth below, the information required by Items 10, 11, 12, 13, and 15 is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position with the Company of each person who is an executive officer, director or significant employee.


NAME                       AGE          POSITION                          CLASS
----                       ---          --------                          -----

Phillip G. Norton...........59     Director, Chairman of the Board,        III
                                   President and Chief
                                   Executive Officer

Bruce M. Bowen..............51     Director and Executive Vice             III
                                   President

Steven J. Mencarini.........47     Senior Vice President and
                                   Chief Financial Officer

Kleyton L. Parkhurst........40     Senior Vice President and
                                   Treasurer

Terrence O'Donnell..........59     Director                                 II

Lawrence S. Herman..........59     Director                                  I

C. Thomas Faulders, III.....53     Director                                  I

Thomas L. Hewitt (1)........64     Director                                 II


(1) Thomas L. Hewitt resigned his Director position effective June 13, 2003. There were no disagreements between Mr. Hewitt and the Company.


ITEM 11.  EXECUTIVE COMPENSATION

See introductory paragraph of this Part III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See introductory paragraph of this Part III.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about ePlus' common stock that may be issued upon the exercise of options, warrants, and rights under all of ePlus' existing equity compensation plans as of March 31, 2003, including ePlus' 1998 Long Term Incentive Plan, Amended and Restated Incentive Stock Option Plan, Amended and Restated Outside Director Stock Option Plan, Amended and Restated Nonqualified Stock Option Plan, and the Employee Stock Purchase Plan.

                                                     March 31, 2003
                                    (a)                   (b)                      (c)
                                                                           Number of securities
                            Number of securities    Weighted-average     remaining available for
                             to be issued upon     exercise price of      future issuance under
                                exercise of           outstanding       equity compensation plans
                            outstanding options    options, warrants      (excluding securities
Plan Category               warrants and rights        and rights        reflected in column (a))


Equity compensation plans
approved by security
  holders                           2,001,188         $    9.14                           -

Equity compensation plans
not approved by security
  holders                                  -          $      -                            -
                          ---------------------------------------------------------------------------
Total                               2,001,188         $    9.14                           -
                          ===========================================================================


ITEM 13.  CERTAIN RELATIONSHIPS AND SELECTED TRANSACTIONS

See introductory paragraph of this Part III.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Financial Statements and Schedule are filed as a part of this report and incorporated herein by reference.

(a)(2) Financial Statement Schedule

The financial statement schedule listed in the accompanying Index to Financial Statements and Schedule are filed as a part of this report and incorporated herein by reference.

(b) Reports on Form 8-K

The Company did not file any Form 8-K's during the last quarter of the period covered by this report.

(c) Exhibit List

     Exhibit No.              Exhibit Description
     -----------              --------------------

       2.4 Agreement and Plan of Reorganization by and among SourceOne Computer Corporation, Robert Nash, Donna Nash, R. Wesley Jones, the shareholders of SourceOne Computer Corporation, ePlus inc. and ePlus Technology, inc., dated as of October 2, 2001 (Incorporated herein by reference to Exhibit 2 filed as part of the Registrant's Form 8-K dated October 12,
                    2001).

       2.5 Asset Purchase and Sale Agreement by and between ePlus Technology, inc., Elcom Services Group, Inc., Elcom, Inc., and Elcom International, Inc., dated March 25, 2002 (Incorporated herein by reference to Exhibit 2 filed as part of the Registrant's Form 8-K dated April 5, 2002).

       2.6 Amendment to Asset Purchase and Sale Agreement by and between ePlus Technology, inc., Elcom Services Group, Inc., Elcom, Inc., and Elcom International, Inc., dated March 29, 2002 (Incorporated herein by reference to Exhibit 2.1 filed as part of the Registrant's Form 8-K dated April 5, 2002).

       3.1 Certificate of Incorporation of the Company, filed August 27, 1996 (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).

       3.2 Certificate of Amendment of Certificate of Incorporation of the Company, filed September 30, 1997 (Incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).

       3.3 Certificate of Amendment of Certificate of Incorporation of the Company, filed October 19, 1999 (Incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).

       3.4 Certificate of Amendment of Certificate of Incorporation of the Company, filed May 23, 2002 (Incorporated herein by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).

       3.5 Bylaws of the Company, as amended to date (Incorporated herein by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).

       10.1 Form of Indemnification Agreement entered into between the Company and its directors and officers (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-11737)).

       10.2*        Form of  Employment  Agreement  between the  Registrant  and
                    Phillip G. Norton (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-11737)).

       10.3* Form of Employment Agreement between the Registrant and Bruce M. Bowen (Incorporated herein by reference to Exhibit
                    10.3 to the Company's Registration Statement on Form S-1 (File No. 333-11737)).

       10.4* Form of Employment Agreement between the Registrant and Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-11737)).

       10.5* Form of Employment Agreement between the Registrant and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

       10.6* Form of Employment Agreement between the Registrant and Nadim Achi (Incorporated herein by reference to Exhibit
                    10.6 to the Company's Current Report on Form 8-K filed on July 31, 1998).

       10.7* MLC Master Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

       10.8* Amended and Restated Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

       10.9*        Amended and  Restated  Outside  Director  Stock  Option Plan
                    (Incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

       10.10*       Amended   and  Restated   Nonqualified  Stock   Option  Plan
                    (Incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

       10.11* 1997 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

       10.12 1998 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 1.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998).

       10.13 First Amendment to Loan and Security Agreement dated March 12, 1997 between MLC Group, Inc. and Heller Financial, Inc. (Incorporated herein by reference to Exhibit 5.2 to the Company's Current Report on Form 8-K filed on March 28,
                    1997).

       10.15 Form of Irrevocable Proxy and Stock Rights Agreement (Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-11737)).

       10.16 Credit Agreement dated January 19, 2001 between ePlus, inc., ePlus Group, inc., ePlus Government, inc., and ePlus Capital, inc., with National City Bank, Inc., as Agent (Incorporated herein by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K filed on February 2,
                    2001).

       10.17 Business Financing Agreement dated September 8, 2000 between Deutsche Financial Services Corporation and ePlus Technology, inc. (Incorporated herein by reference to
                    Exhibit 5.1 to the Company's Current Report on Form 8-K filed on September 22, 2000).

       10.18 Agreement for Wholesale Financing dated September 8, 2000 between Deutsche Financial Services and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 5.2 to the Company's Current Report on Form 8-K filed on September 22,
                    2000).

       10.19 Paydown Addendum to Business Financing Agreement between Deutsche Financial Services and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 5.3 to the Company's Current Report on Form 8-K filed on September 22,
                    2000).

       10.20 Limited Guaranty dated September 8, 2000 between Deutsche Financial Services and ePlus, inc. (Incorporated herein by reference to Exhibit 5.3 to the Company's Current Report on Form 8-K filed on September 22, 2000).

       10.21 Agreement for Wholesale Financing between Deutsche Financial Services and ePlus Technology of PA, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K filed on March 13, 2001).

       10.22 Business Financing Agreement between Deutsche Financial Services Corporation and ePlus Technology of PA, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.2 to the Company's Current Report on Form 8-K filed on March 13, 2001).

       10.23 Addendum to Business Financing Agreement and Agreement for Wholesale Financing between Deutsche Financial Services Corporation and ePlus Technology of PA, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.3 to the Company's Current Report on Form 8-K filed on March 13,
                    2001).

       10.24 Limited Guaranty for ePlus Technology of PA, Inc. to Deutsche Financial Services Corporation by ePlus, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.4 to the Company's Current Report on Form 8-K filed on March 13, 2001).

       10.25 Intercreditor Subordination Agreement between Deutsche Financial Services Corporation and IBM Credit Corporation and ePlus Technology of PA, inc., dated February 26, 2001 (Incorporated herein by reference to Exhibit 5.5 to the Company's Current Report on Form 8-K filed on March 13,
                    2001).

       10.26 Agreement for Wholesale Financing between Deutsche Financial Services Corporation and ePlus Technology of NC, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.6 to the Company's Current Report on Form 8-K filed on March 13, 2001).

       10.27 Addendum to Agreement for Wholesale Financing between ePlus Technology of NC, inc. and Deutsche Financial Services Corporation, dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.7 to the Company's Current Report on Form 8-K filed on March 13, 2001).

        10.28 Addendum to Agreement for Wholesale Financing between ePlus Technology of NC, inc. and Deutsche Financial Services Corporation, dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.8 to the Company's Current Report on Form 8-K filed on March 13, 2001).

        10.29 Addendum to Business Financing Agreement and Agreement for Wholesale Financing between ePlus Technology, inc. and Deutsche Financial Services Corporation, dated February 12, 2001, amending the Business Financing Agreement and Wholesale Financing Agreement, dated August 31, 2000 (Incorporated herein by reference to Exhibit 5.9 to the Company's Current Report on Form 8-K filed on March 13,
                    2001).

        10.30 Deed of Lease between CALEAST INDUSTRIAL INVESTORS, LLC (Landlord) and ePlus inc. (Tenant) (Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002).

        21.1        Subsidiaries of the Company

        23.1        Consent of Deloitte & Touche LLP

        99.1        Statement of Chief Executive  Officer  Pursuant to 18 U.S.C.
                    Sec. 1350.

        99.2        Statement of Chief Financial  Officer  Pursuant to 18 U.S.C.
                    Sec. 1350.


     *    Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           /s/  PHILLIP  G.  NORTON
                           -----------------------------------------------------
                           By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                           Date: June 26, 2003

                           /s/ BRUCE M. BOWEN
                           ----------------------------------------------------
                           By: Bruce M. Bowen, Director and Executive
                           Vice President
                           Date: June 26, 2003

                           /s/  STEVEN J.  MENCARINI
                           -----------------------------------------------------
                           By: Steven J. Mencarini, Senior Vice President, Chief Financial Officer, Principal Accounting Officer
                           Date: June 26, 2003

                           /s/ C. THOMAS FAULDERS, III
                           ----------------------------------------------------
                           By:  C. Thomas Faulders, III, Director
                           Date: June 26, 2003

                           /s/ LAWRENCE S. HERMAN
                           -----------------------------------------------------
                           By: Lawrence S. Herman, Director
                           Date: June 26, 2003

                           /s/ TERRENCE O'DONNELL
                           -----------------------------------------------------
                           By: Terrence O'Donnell, Director
                           Date: June 26, 2003

                                  CERTIFICATION

I, Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer of ePlus inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of ePlus inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003                /s/ PHILLIP G. NORTON
                                   --------------------------------------------
                                   By: Phillip G. Norton, Chairman of the Board,
                                   President and Chief Executive Officer

                                  CERTIFICATION

I, Steven J. Mencarini, Senior Vice President and Chief Financial Officer of ePlus inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of ePlus inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 26, 2003            /s/ STEVEN J. MENCARINI
                               -------------------------------------------------
                               By: Steven J. Mencarini
                               Senior Vice President and Chief Financial Officer
                           ePlus inc. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                        PAGE
                                                                        ----

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of March 31, 2002 and 2003               F-3

Consolidated Statements of Earnings for the Years Ended
     March 31, 2001, 2002, and 2003                                     F-4

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2001, 2002, and 2003                                     F-5

Consolidated Statements of Stockholders' Equity for the Years
     Ended March 31, 2001, 2002, and 2003                               F-7

Notes to Consolidated Financial Statements                              F-8

SCHEDULE

II-Valuation and Qualifying Accounts for the Years
Ended March 31, 2001, 2002, and 2003                                    S-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries as of March 31, 2002 and 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

McLean, Virginia
June 16, 2003



                                      -F2-
ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            As of March 31, 2002     As of March 31, 2003
                                                            -----------------------------------------------
ASSETS
Cash and cash equivalents                                      $      28,223,503        $    27,784,090

Accounts  receivable,  net of allowance for doubtful
   accounts of $3,719,207 and $3,346,055 as of
   March 31, 2002 and 2003, respectively                              41,466,362             38,384,841

Notes receivable                                                         227,914                 53,098

Inventories                                                              871,857              1,373,168

Investment in leases and leased equipment - net                      169,087,078            182,169,324

Property and equipment - net                                           6,144,061              5,249,087

Deferred tax asset                                                     5,471,658                     -

Other assets                                                           5,419,813              4,779,946

Goodwill                                                              22,083,308             19,147,132
                                                            -----------------------------------------------
TOTAL ASSETS                                                   $     278,995,554        $   278,940,686
                                                            ===============================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                                   $       3,898,999        $     5,635,776

Accounts payable - trade                                              15,104,985             25,914,385

Salaries and commissions payable                                         491,716                619,860

Accrued expenses and other liabilities                                19,091,729             13,978,942

Income taxes payable                                                     364,183                     -

Recourse notes payable                                                 4,659,982              2,736,298

Nonrecourse notes payable                                            129,095,051            115,678,353

Deferred tax liability                                                        -               4,760,029
                                                            -----------------------------------------------
Total Liabilities                                                    172,706,645            169,323,643

COMMITMENTS AND CONTINGENCIES (Note 8)                                        -                      -

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares
   authorized; none issued or outstanding                                     -                      -
Common  stock,  $.01 par value;  50,000,000  authorized;
   10,461,970  issued and 10,395,870 outstanding at
   March 31, 2002 and 10,540,135 issued and 9,451,651
   outstanding at March 31, 2003                               $         104,619        $       105,400

Additional paid-in capital
                                                                      62,414,067             62,905,727
Treasury stock, at cost, 66,100 and 1,088,484 shares,
   respectively                                                         (574,800)            (7,511,124)

Retained earnings                                                     44,345,023             54,057,732

Accumulated other comprehensive income -
    Foreign currency translation adjustment                                   -                  59,308
                                                            -----------------------------------------------
Total Stockholders' Equity                                           106,288,909            109,617,043
                                                            -----------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     278,995,554        $   278,940,686
                                                            ===============================================

See Notes to Consolidated Financial Statements.

                                       -F3-

Plus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                     Year Ended March 31,
                                                       -----------------------------------------------
                                                            2001           2002            2003
                                                       -----------------------------------------------
REVENUES
Sales of equipment                                      $ 216,183,181  $ 127,753,315  $  219,208,998

Sales of leased equipment                                  34,031,381      9,353,088       6,095,830
                                                       -----------------------------------------------
                                                          250,214,562    137,106,403     225,304,828

Lease revenues                                             42,693,839     48,850,017      50,520,293

Fee and other income                                       13,677,495     19,028,926      23,821,025
                                                       -----------------------------------------------
                                                           56,371,334     67,878,943      74,341,318

                                                       -----------------------------------------------
TOTAL REVENUES   (1)                                      306,585,896    204,985,346     299,646,146
                                                       -----------------------------------------------
COSTS AND EXPENSES

Cost of sales, equipment                                  182,473,685    111,598,231     197,787,657

Cost of sales, leased equipment                            33,329,403      9,043,932       5,891,789
                                                       -----------------------------------------------

                                                          215,803,088    120,642,163     203,679,446


Direct lease costs                                         16,534,992      9,578,631       6,582,409

Professional and other fees                                 3,363,324      2,717,618       3,188,046

Salaries and benefits                                      30,610,437     32,797,303      46,181,745

General and administrative expenses                        10,766,333     12,517,696      15,233,858

Interest and financing costs                               15,522,897     11,810,414       8,308,382
                                                       -----------------------------------------------
                                                           76,797,983     69,421,662      79,494,440

                                                       -----------------------------------------------
TOTAL COSTS AND EXPENSES   (2)                            292,601,071    190,063,825     283,173,886
                                                       -----------------------------------------------

Earnings before provision for income taxes                 13,984,825     14,921,521      16,472,260
                                                       -----------------------------------------------
Provision for income taxes                                  5,666,625      6,009,798       6,759,551
                                                       -----------------------------------------------

NET EARNINGS                                            $   8,318,200  $   8,911,723  $    9,712,709
                                                       ===============================================
NET EARNINGS PER COMMON SHARE - BASIC                   $        0.86           0.87            0.97
                                                       ===============================================
NET EARNINGS PER COMMON SHARE - DILUTED                 $        0.80           0.85            0.96
                                                       ===============================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                 9,625,891     10,235,129      10,061,088

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED              10,383,467     10,458,235      10,109,809

(1) Includes amounts from related parties of $14,923,606, $147,305 and $145,962 for the fiscal years ended March 31, 2001, 2002 and 2003, respectively.

(2) Includes amounts from related parties of $15,588,046, $902,818 and $486,520 for the fiscal years ended March 31, 2001, 2002 and 2003, respectively.

See Notes to Consolidated Financial Statements.

                                      -F4-
ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                             Year Ended March 31,
                                                                   ------------------------------------------
                                                                       2001          2002          2003
                                                                   ------------------------------------------

Cash Flows From Operating Activities:
Net earnings                                                        $ 8,318,200   $ 8,911,723  $  9,712,709
 Adjustments to reconcile net earnings to net cash provided by
 (used in) operating activities:

       Depreciation and amortization                                 11,248,760     5,644,713     4,510,705

       Provision for credit losses                                    1,772,768     1,488,706       616,074

       Deferred taxes                                                (1,072,615)   (5,161,182)    10,231,687

       (Gain) Loss on sale of operating lease equipment                (333,299)      240,137     1,112,697

       Adjustment of basis to fair market value of operating lease
          equipment and investments                                   1,593,760     1,001,169            -

       Payments from lessees directly to lenders                     (6,112,406)     (489,962)     (291,281)

       Expense related to issuance of warrants                          225,000            -             -

       Loss (Gain) on disposal of property and equipment                 14,765        96,148       (47,562)

       Changes in:
          Accounts receivable                                         3,214,562    18,079,347     2,465,447

          Notes receivable                                           (1,971,904)    1,634,574       174,816

          Inventories                                                  (177,422)    1,899,869      (501,311)

          Other assets  (1)                                           8,375,710    (3,747,399)      609,853

          Accounts payable - equipment                              (13,748,732)   (5,327,815)    1,736,777

          Accounts payable - trade                                   (9,559,862)   (7,513,939)   10,809,400

          Salaries and commissions payable, accrued
             expenses and other liabilities                           8,679,370    (4,405,675)   (5,348,826)
                                                                   ------------------------------------------
                Net cash provided by operating activities            10,466,655    12,350,414    35,791,185
                                                                   ------------------------------------------


Cash Flows From Investing Activities:
 Proceeds from sale of operating equipment                              922,549            -      1,179,485

Purchase of operating lease equipment                                (2,568,445)     (931,556)  (11,627,961)

Increase in investment in direct financing and sales-type
   leases (2)                                                       (10,197,101)  (27,457,697)  (19,761,290)

Proceeds from sale of property and equipment                                 -          3,907            -

Purchases of property and equipment                                  (3,840,655)   (1,644,879)   (1,549,190)

Cash used in acquisitions, net of cash acquired                              -     (3,268,334)           -

Increase in other assets (3)                                         (2,942,046)     (373,959)           -
                                                                  ------------------------------------------
             Net cash used in investing activities                  (18,625,698)  (33,672,518)  (31,758,956)
                                                                   ------------------------------------------

                                      -F5-
ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                                   ------------------------------------------
                                                                       2001            2002          2003
                                                                   ------------------------------------------

Cash Flows From Financing Activities:
 Borrowings:
    Nonrecourse                                                    $ 90,908,400    $ 81,520,753  $ 80,997,406

    Recourse                                                            325,446          30,381    10,230,115

 Repayments:
    Nonrecourse                                                     (76,961,083)    (51,498,928)  (78,130,384)

    Recourse                                                           (183,515)       (604,515)   (8,089,225)

  Pay-off of recourse debt due to settlement                                 -               -        (98,660)

  Write-off of non-recourse debt due to bankruptcy                           -              -      (1,996,596)

  Purchase of treasury stock                                                 -         (574,800)   (6,936,324)

  Proceeds from issuance of capital stock, net of expenses              307,095         165,816       492,718

  Proceeds from sale of  stock, net of underwriting                  25,936,388              -             -

  Repayments of lines of credit                                     (29,549,289)     (4,027,283)   (1,000,000)
                                                                   ------------------------------------------
         Net cash provided by (used in) financing activities         10,783,442      25,011,424    (4,530,950)
                                                                   ------------------------------------------
Effect of exchange rate changes on cash                                      -               -         59,308

Net Increase (Decrease) in Cash and Cash Equivalents                  2,624,399       3,689,320      (439,413)

Cash and Cash Equivalents, Beginning of Period                       21,909,784      24,534,183    28,223,503
                                                                   ------------------------------------------

Cash and Cash Equivalents, End of Year                             $ 24,534,183    $ 28,223,503  $ 27,784,090
                                                                   ==========================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                           $    849,598    $  1,952,352  $  4,991,426
                                                                   ==========================================
 Cash paid for income taxes                                        $  4,559,378    $  7,164,082  $  4,459,405
                                                                   ==========================================

Schedule of Noncash Investing and Financing
 Activities:
 Common stock issued for acquisitions                                        -        5,880,650            -

Liabilities assumed in purchase transactions                       $         -      $ 4,029,331  $         -


(1) Includes amounts provided by (used by) related parties of $(27,510), $98,202 and $853 for the fiscal years ended March 31, 2001, 2002 and 2003.
(2) Includes amounts provided by related parties of $14,254,197, $0 and $0 for the fiscal years ended March 31, 2001, 2002 and 2003.
(3) Includes amounts provided by (used by) related parties of $1,376,246, $(628,218) and $0 for fiscal years ended the March 31, 2001, 2002 and 2003.

See Notes To Consolidated Financial Statements.

                                      -F6-
ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    Additional                             Accumulated
                                              Common Stock           Paid-in       Treasury      Retained    Other
                                        -------------------------                                         Comprehensive
                                            Shares    Par Value      Capital         Stock       Earnings    Income       TOTAL
                                        ------------------------- ------------- ------------ ------------- -------- -------------

 Balance, March 31, 2000                  7,958,433     79,584      29,926,168           -      27,115,100      -      57,120,852


 Issuance of shares for option exercise      37,685      7,476         155,861           -              -       -         163,337
 Issuance of shares to employees             24,080        241         143,517           -              -       -         143,758
 Issuance of shares for stock purchase
 warrant                                    709,956         -               -            -              -       -              -
 Expense related to stock purchase
   warrant                                       -          -          225,000           -              -       -         225,000
 Issuance of common stock-secondary
   offering                               1,000,000     10,000      25,926,388           -              -       -      25,936,388
 Net earnings                                    -          -               -            -       8,318,200      -       8,318,200

                                        ------------------------- ------------- ------------ ------------- -------- -------------
Balance, March 31, 2001                   9,730,154   $ 97,301    $ 56,376,934  $        -    $ 35,433,300  $   -    $ 91,907,535
                                        ========================= ============= ============ ============= ======== =============


 Issuance of shares for option exercise         570          6         (89,668)          -              -       -         (89,662)
 Issuance of shares to employees             33,414        334         253,129           -              -       -         253,463
 Issuance of shares in business
   combination                              697,832      6,978       5,873,672           -              -       -       5,880,650
 Purchase of treasury stock                 (66,100)        -               -      (574,800)            -       -        (574,800)
 Net earnings                                    -          -               -            -       8,911,723      -       8,911,723

                                        ------------------------- ------------- ------------ ------------- -------- -------------
Balance, March 31, 2002                  10,395,870   $104,619    $ 62,414,067  $  (574,800)  $ 44,345,023  $   -    $106,288,909
                                        ========================= ============= ============ ============= ======== =============


 Issuance of shares for option exercise      39,850        398         271,487           -              -       -         271,885
 Issuance of shares to employees             38,315        383         220,173           -              -       -         220,556
 Issuance of shares in business
   combination                                   -          -               -            -              -       -              -
 Purchase of treasury stock              (1,022,384)        -               -    (6,936,324)            -       -      (6,936,324)
 Net earnings                                    -          -               -            -       9,712,709      -       9,712,709
 Foreign currency translation adjustment         -          -               -            -              -    59,308        59,308
                                                                                                                       ----------
   Total comprehensive income                                                                                           9,772,017
                                        ------------------------- ------------- ------------ ------------- -------- -------------
Balance, March 31, 2003                   9,451,651   $105,400    $ 62,905,727  $(7,511,124)  $ 54,057,732  $59,308  $109,617,043
                                        ========================= ============= ============ ============= ======== =============
See Notes to Consolidated Financial
Statements.

                                     -F7-
                           ePlus inc. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          As of and For the Years Ended March 31, 2001, 2002, and 2003


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Effective October 18, 1999, MLC Holdings, Inc. changed its name to ePlus inc. ("ePlus" or the "Company"). Effective January 31, 2000, ePlus inc.'s wholly-owned subsidiaries MLC Group, Inc., MLC Federal, Inc., MLC Capital, Inc., PC Plus, Inc., MLC Network Solutions, Inc. and Educational
Computer Concepts, Inc. changed their names to ePlus Group, inc., ePlus Government, inc., ePlus Capital, inc., ePlus Technology, inc., ePlus Technology of NC, inc. and ePlus Technology of PA, inc., respectively. Effective March 31, 2003, ePlus Technology of NC, inc. and ePlus Technology of PA, inc. were merged into ePlus Technology, inc.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

BUSINESS COMBINATIONS - On October 4, 2001, the Company purchased all the outstanding stock of SourceOne Computer Corporation ("SourceOne"), a technology and services company located in Silicon Valley. Total consideration paid of $2,807,500 included $800,006 in cash and 274,999 shares of unregistered common stock, valued at $7.30 per share. The issuance of these securities was made in reliance on an exemption from registration provided by Section 4(2) or Regulation D of the Securities Act, as amended, as a transaction by an issuer not involving any public offering. The shareholders of SourceOne represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transaction, and an appropriate legend was affixed to the share certificates issued in the transaction. The shareholders of SourceOne had adequate access to information about ePlus through information made available to the shareholders of SourceOne. The shareholders of SourceOne were granted certain registration rights in connection with the transaction.

ASSET PURCHASES - On May 15, 2001, the Company purchased certain assets and assumed certain liabilities of ProcureNet, Inc. The primary software assets acquired were OneSource, a comprehensive e-procurement software solution, MarketBuilder, a marketplace software solution, Common Language Generator software that is used for electronic catalogue cleaning and enrichment, several registered and applied for patents, trademarks and copyrights. The total consideration was approximately $5.9 million, which included $1 million in cash, 422,833 shares of unregistered common stock valued at $9.16 per share, and the remainder was the assumption of certain liabilities. The acquisition was accounted for as a purchase, and the assets were placed in two new wholly-owned subsidiaries: ePlus Systems, inc. and ePlus Content Services, inc.

On March 29, 2002, the Company purchased certain fixed assets, customer lists, and contracts, and assumed certain liabilities, relating to Elcom International, Inc.'s ("Elcom") IT fulfillment and IT professional services business. The Elcom purchase added offices in Boston, San Diego, New Jersey, and New York, NY. The purchase price included $2.2 million in cash and the assumption of certain liabilities of approximately $0.1 million. The Company also obtained in the transaction 300,000 warrants for Elcom (NASD NM: ELCO) common stock for $1.03 per share.

                                      -F8-

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

Revenue from sales of procurement software is recognized in accordance with the Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sales price is determinable

                                      -F9-
and it is probable that collection will occur. Our accounting policy requires that revenue earned on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue relative to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

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

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 99-19, "Reporting Revenue Gross as a Principal verses Net as an Agent," which addresses whether a company should recognize revenue based on the gross amount billed to the customer because it has earned revenue from the sale of the goods or whether the company should recognize revenue based on the net amount retained because, in substance, it has earned a commission. In September 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the statement of operations classification of shipping and handling fees billed to customers and shipping and handling costs incurred by companies that sell goods. The adoption of EITF Issues No. 99-19 and No. 00-10 in the fourth quarter of fiscal 2001 did not have a material impact on our financial position or results of operations.

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

                                      -F10-

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

INVESTMENTS - The Company has a 5% membership interest in MLC/CLC LLC, a joint venture to which the Company sold leased equipment. MLC/CLC LLC stopped purchasing leased equipment during the year ending March 31, 2001. The Company recorded an impairment of $628,218 during the year ended March 31, 2002 on this investment. The Company wrote off $420,711 related to an investment in the equity of a start-up venture in 2002 as the underlying value did not support the carrying amount of the Company's investment.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE - The Company has capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Approximately $0.2 million and $1.1 million of internal use software was capitalized during the years ended March 31, 2003 and 2002, respectively, which is included in the accompanying consolidated balance sheet as a component of property and equipment.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS - In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. $0.3 million of development costs have been capitalized for the year ended March 31, 2003. No development costs were capitalized for the year ended March 31, 2002.

INCOME TAXES - Deferred income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are based on the difference between financial statement and tax bases of assets and liabilities, using tax rates currently in effect.

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

RECLASSIFICATIONS - Certain items have been reclassified in the March 31, 2001 and 2002 financial statements to conform to the March 31, 2003 presentation.

COMPREHENSIVE INCOME - Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity.


                                     -F11-

EARNINGS PER SHARE - Earnings per share (EPS) have been calculated in accordance with SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 9,625,891 in fiscal 2001, 10,235,129 in 2002, and 10,061,088 in 2003. Diluted
EPS amounts were calculated based on weighted average shares outstanding and common stock equivalents of 10,383,467 in fiscal 2001, 10,485,235 in 2002, and 10,109,809 in 2003. Additional shares included in the diluted earnings per share calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

STOCK BASED COMPENSATION - As of March 31, 2003, the company has four stock-based employee compensation plans, which are described more fully in Note
11. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation:

                                                   Year Ended March 31,
                                           2001           2002        2003
                                        ----------------------------------------

 Net earnings, as reported              $  8,318,200   $ 8,911,723   $ 9,712,709
 Stock Based Compensation Expense        (2,440,487)   (3,125,488)   (3,653,928)
                                        -------------  ------------- -----------
 Net earnings, pro forma                $  5,877,713   $ 5,786,235   $ 6,058,781
                                        =============  ============  ===========

 Basic earnings per share, as reported         $0.86         $0.87         $0.97
 Basic earnings per share, pro forma           $0.61         $0.57         $0.60
 Diluted earnings per share, as reported       $0.80         $0.85         $0.96
 Diluted earnings per share, pro forma         $0.57         $0.55         $0.60

CAPITAL STRUCTURE - On April 17, 2000 the Company completed a secondary offering of 1,000,000 shares of its common stock at a price of $28.50 per share. Net proceeds to the Company were $25,936,388.

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

                                     -F12-

During the years ended March 31, 2002 and 2003, the Company repurchased 66,100 and 1,022,384 shares of its outstanding common stock for a total of $574,800 and $6,936,323. Since the inception of the Company's initial repurchase program on September 20, 2001, as of March 31, 2003, the Company had repurchased 1,088,484 shares of its outstanding common stock at an average cost of $6.90 per share for a total of $7,511,123. Of the shares repurchased, 331,551 shares were repurchased as a result of a settlement that occurred during the quarter ended September 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4 and 64, which address the accounting for gains and losses of the extinguishment of debt. SFAS No. 145 also rescinds SFAS No. 44 which addressed the accounting for intangible assets of motor carriers. Finally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases." The amendment to SFAS No. 13 eliminates inconsistencies between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. On May 15, 2002, the Company adopted SFAS No. 145. The Company's adoption of SFAS No. 145 did not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." EITF No. 94-3 required that costs associated with an exit or disposal activity be recorded as liabilities as of the date the exit or disposal plan is approved by management. SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized at fair value on the date the liability is incurred. The Company's adoption of SFAS No. 146 did not have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002 and the Company does not expect that adoption of the recognition and measurement provisions will have a material impact on its financial statements. The Company adopted Interpretation No. 45 effective December 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 in the


                                     -F13-
fourth quarter of the current fiscal year and its adoption did not have a material impact on its financial statements.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted Interpretation No. 46 in the fourth quarter of the current fiscal year and its adoption did not have a material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting of derivative instruments and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company does not expect that the adoption of SFAS No. 150 will have a material impact on its financial statements.

2.  INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                       As of March 31,
                                                     2002           2003
                                                       (In Thousands)
                                                   ---------------------------
   Investment in direct financing and sales-type
     leases - net                                    $ 167,628      $ 173,394
   Investment in operating lease equipment - net         1,459          8,775
                                                   ------------ --------------
                                                     $ 169,087      $ 182,169
                                                   ============ ==============

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:

                                     -F14-

                                                       As of March 31,
                                                  2002             2003
                                                     (In Thousands)
                                                 -----------------------------
   Minimum lease payments                         $  161,788       $  168,385
   Estimated unguaranteed residual value              25,880           26,631
   Initial direct costs, net of amortization (1)       3,424            3,072
   Less:  Unearned lease income                     (20,412)         (21,287)
          Reserve for credit losses                  (3,052)          (3,407)

                                                 ------------ ----------------
   Investment in direct finance and sales-
   type leases, net                               $  167,628       $  173,394
                                                 ============ ================

   (1) Initial direct costs are shown net of amortization of $5,486 and $3,691 at March 31, 2002 and 2003, respectively.

Future scheduled minimum lease rental payments as of March 31, 2003 are as follows:

                                                          (In Thousands)
                                                       -----------------------
  Year ending March 31, 2004                              $    91,068
                        2005                                   48,025
                        2006                                   20,135
                        2007                                    5,258
                        2008 and thereafter                     3,899
                                                        ----------------------
                                                          $   168,385
                                                        ======================

The Company's net investment in direct financing and sales-type leases is collateral for non-recourse and recourse equipment notes. See Note 6.

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                     As of March 31,
                                                  2002             2003
                                                     (In Thousands)
                                                ------------------------------


   Cost of equipment under operating leases         $ 13,916         $ 12,824
   Initial direct costs                                   14                0
   Less:  Accumulated depreciation and
             amortization                           (12,471)          (4,049)
                                                ------------- ----------------

   Investment in operating lease equipment, net     $  1,459         $  8,775
                                                ============= ================





                                     -F15-

Future scheduled minimum lease rental payments as of March 31, 2003 are as follows:
                                                  (In Thousands)
                                                -------------------
   Year Ending March 31, 2004                               $5,082
                         2005                                3,175
                         2006                                1,116
                         2007                                  758
                         2008 and thereafter                 1,283
                                                -------------------
                                                        $   11,414
                                                ===================


3.  RESERVES FOR CREDIT LOSSES

As of March 31, 2002 and 2003, the Company's reserve for credit losses was $6,771,339 and $6,753,431, respectively.

The Company's reserves for credit losses are segregated between our accounts receivable and our investment in direct financing leases as follows (in thousands):

                                                   Investment
                                Accounts           in Direct
                               Receivable       Financing Leases       Total
                              --------------------------------------------------

  Balance April 1, 2001        $  1,392          $   2,887          $  4,279

  Provision for bad debts         1,324                165             1,489
  Recoveries                       (184)                 -              (184)
  Assumed in acquisitions            73                  -                73
  Write-offs and other            1,114                  -             1,114
                              ------------------------------------------------
  Balance March 31, 2002       $  3,719          $   3,052          $  6,771
                              ================================================

  Provision for bad debts           176                440               616
  Recoveries                       (140)                 -              (140)
  Write-offs and other             (409)               (85)             (494)
                              ------------------------------------------------
  Balance March 31, 2003       $  3,346          $   3,407          $  6,753
                              ================================================

Balances   in   "Write-offs   and   other"   include   actual   write-offs   and
reclassifications from prior years. The Company assumed $72,631 in reserve for credit losses in the acquisition of SourceOne Computer Corporation.


4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:



                                     -F16-

                                                As of March 31,
                                             2002             2003
                                                (In Thousands)
                                          -------------------------------

   Furniture, fixtures and equipment            $  5,315         $  6,118
   Vehicles                                          121               88
   Capitalized software                            5,638            5,924
   Leasehold improvements                            288              335
   Less: Accumulated depreciation and
            amortization                         (5,218)          (7,216)
                                          -------------------------------

   Property and equipment, net                  $  6,144         $  5,249
                                          ===============================


5.  GOODWILL

As of March 31, 2003, the Company had goodwill, net of accumulated amortization, of $19.1 million, a decrease of $2.9 million from March 31, 2002 as a result of a settlement which occurred during the year. As of March 31, 2002, the Company had goodwill, net of accumulated amortization, of $22.1 million which was subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill was $692,161, before income taxes, for the year ended March 31, 2001. No goodwill amortization expense was recognized during the years ended March 31, 2002 and 2003.

As of March 31, 2002 and 2003, the Company has determined goodwill has not been impaired and that no potential impairment existed, based on testing performed on September 30, 2001 and 2002.

Changes in the carrying amount of goodwill for the years ended March 31, 2002 and 2003 are as follows:

                                          Financing    Technology
                                           Business  Sales Business
                                             Unit        Unit          Total
                                      ------------------------------------------
 Goodwill (net), April 1, 2001         $ 6,994,679  $  6,002,164   $ 12,996,843
 Goodwill acquired during the period            -      9,086,465      9,086,465
 Impairment losses during the period            -             -              -
                                      ------------------------------------------
 Goodwill (net), March 31, 2002        $ 6,994,679  $ 15,088,629   $ 22,083,308
                                      ------------------------------------------
 Goodwill acquired during the period            -         22,984         22,984
 Impairment losses during the period            -             -              -
 Other Adjustments during the period   ( 2,965,915)        6,755     (2,959,160)
                                      ------------------------------------------
 Goodwill (net), March 31, 2003       $  4,028,764  $ 15,118,368   $ 19,147,132
                                      ==========================================


The following pro forma information presents the Company's net income, as adjusted for the elimination of goodwill as set forth in SFAS No. 142 "Goodwill and Other Intangible Assets":




                                     -F17-

                                                  For the years ended
                                                       March 31,
                                            2001           2002          2003
                                        ----------------------------------------
Net income, as reported                   $8,318,200    $8,911,723    $9,712,709
Amortization of goodwill, net of taxes       415,297            -             -
                                        ----------------------------------------
Pro forma net income                      $8,733,497    $8,911,723    $9,712,709
                                        ========================================
Pro forma net income per share, basic     $     0.91    $     0.87    $     0.97
                                        ========================================
Pro forma net income per share, diluted   $     0.84    $     0.85    $     0.96
                                        ========================================




6. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

                                                            As of March 31,
                                                         2002               2003
                                                            (In Thousands)
                                                      --------------------------

Recourse  equipment  notes  secured  by related
investments  in leases with varying  interest
rates ranging from 6.9% to 7.9% in fiscal year
2002                                                 $   498            $    -

Recourse  line of credit with a maximum  balance
of  $35,000,000 bearing  interest  at the LIBOR
rate plus 150 basis  points for thirty  day  draws,
or,  at the  Company's  option,  prime  for
overnight  draws  expiring  April  2004;  4.75%
interest  rate effective on balance as of
March 31, 2002                                         1,000                 -

Recourse  line of credit with a maximum  balance
of  $7,000,000 bearing interest at prime less .5%        -               2,726

Recourse  equipment  notes with varying  interest
rates ranging from 7.13% to 8.25%, secured by
related investment in equipment                          98                 10

Recourse  note payable  secured by investment in
leases with 11% interest payable monthly,
principal balance due October,  2006,
and paid August 30, 2002                              3,064                 -
                                          --------------------------------------

Total recourse obligations                           $4,660             $2,736
                                          ======================================


                                     -F18-

Non-recourse  equipment notes secured by
related  investments in leases  with
interest  rates  ranging  from  2.55%
to 13.50% in fiscal years 2002 and 2003            $129,095           $115,678
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

Recourse and non-recourse notes payable as of March 31, 2003, mature as follows:

                                                Recourse Notes     Non-recourse
                                                   Payable        Notes Payable
                                                        (In Thousands)
                                             ----------------------------------

 Year ending March 31, 2004                   $    2,736           $    64,805
                       2005                           -                 36,138
                       2006                           -                 10,977
                       2007                           -                  2,544
                       2008 and thereafter            -                  1,214
                                             ----------------------------------
                                              $    2,736           $   115,678
                                             ==================================

7.  RELATED PARTY TRANSACTIONS

The Company provided loans and advances to employees, the balances of which amounted to $69,042 and $61,722 as of March 31, 2002 and 2003, respectively. Such balances are to be repaid from commissions earned on successful sales or financing arrangements obtained on behalf of the Company, or via payroll deductions.

                                     -F19-

During the year ended March 31, 2001, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest, that amounted to 5% of the Company's revenues. MLC/CLC LLC stopped purchasing leased equipment prior to the year ending March 31, 2001. Revenue recognized from the sales for the year ended March 31, 2001 was $14,654,844. The basis for the equipment sold was $14,254,197. The Company received an origination fee on leased equipment sold to the joint venture. During the years ended March 31, 2001 and 2002, the Company recorded impairment of the investment in the partnership of $1,850,000 and $628,218, respectively. In addition, the Company recognized $268,762, $147,305, and $145,962 for the years ended March 31, 2001, 2002 and 2003 for accounting and administrative services provided to MLC/CLC LLC.

The Company leases certain office space from entities that are owned, in part, by executives of the Company and of subsidiaries of the Company. During the years ended March 31, 2001, 2002, and 2003, rent expense paid to these related parties was $248,849, $274,600, and $486,520, respectively.

8.  COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain office equipment for the conduct of its business. Rent expense relating to these operating leases was $1,222,389, $1,984,833, and $2,435,972 for the years ended March 31, 2001, 2002, and 2003, respectively. As of March 31, 2003, the future minimum lease payments are due as follows:

                                           (In Thousands)
                                      -------------------------
     Year Ending March 31, 2004                  $   1,701
                           2005                        753
                           2006                         94
                           2007                         -
                                      -------------------------
                                                 $   2,548
                                      =========================


9.  INCOME TAXES

A reconciliation of income taxes computed at the statutory federal income tax rate to the provision for income taxes included in the consolidated statements of earnings is as follows:



                                            For the Year Ended March 31,
                                           2001         2002          2003
                                                   (In Thousands)
                                        ---------------------------------------

 Statutory federal income tax rate           34%         34%           35%
 Income tax expense computed at the
   statutory federal rate                 $  4,755    $  5,073      $  5,765
 State income tax expense, net of
    federal tax                                678         939           876
 Non-taxable interest income                  (15)          (9)          (11)
 Non-deductible expenses                       249           7           130
                                        ----------- -------------- ------------
 Provision for income taxes               $  5,667    $  6,010      $  6,760
                                        =========== ============== ============

 Effective income tax rate                   40.5%       40.3%         41.0%
                                        =========== ============== ============

The components of the provision for income taxes are as follows:

                                     -F20-

                                         For the Year Ended March 31,
                                      2001           2002            2003
                                                (In Thousands)
                                 ----------------------------------------------
       Current:
            Federal                    $  5,237        $ 8,836       $ (3,008)
            State                         1,502          2,335           (464)
                                 --------------- -------------- ---------------
                                          6,739         11,171         (3,472)
                                 --------------- -------------- ---------------
       Deferred:
            Federal                    $  (762)      $ (4,249)         $ 8,421
            State                         (310)          (912)           1,811
                                 --------------- -------------- ---------------
                                        (1,072)        (5,161)          10,232
                                 --------------- -------------- ---------------
                                      $  5,667       $  6,010        $  6,760
                                 =============== ============== ===============


The components of the deferred tax (benefit) expense resulting from net temporary differences are as follows:

                                         For the Year Ended March 31,
                                      2001           2002            2003
                                                (In Thousands)
                                  ---------------------------------------------


       Alternative minimum tax          $ 1,701        $     -         $     -
       Lease revenue recognition          (198)        (3,639)           6,649
       Other                            (2,575)        (1,522)           3,583
                                  -------------- -------------- ---------------

                                      $ (1,072)      $ (5,161)        $ 10,232
                                  ============== ============== ===============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of items comprising the Company's deferred tax asset (liability) consists of the following:

                                          For the Year Ended March 31,
                                      2001           2002            2003
                                                (In Thousands)
                                     ------------------------------------------
       Alternative minimum tax        $     -          $    -        $     -
       Lease revenue recognition       (2,841)             798         (8,232)
       Allowance for doubtful
         accounts and credit reserves    2,377           3,890          3,322
       Other                               774             784            150
                                     ----------- -------------- ---------------

                                      $    310         $ 5,472       $ (4,760)
                                    =========== ============== ===============

                                     -F21-

10.  NONCASH INVESTING AND FINANCING ACTIVITIES

The Company recognized a reduction in recourse and non-recourse notes payable (Note 6) associated with its direct finance and operating lease activities from payments made directly by customers to third-party lenders amounting to $33,004,241, $13,431,543 and $14,287,124 for the years ended March 31, 2001,
2002, and 2003, respectively. In addition, the Company realized a reduction in recourse and non-recourse notes payable from the sale of the associated assets and liabilities amounting to $5,828,340, $6,255,282 and $12,453,541 for the years ended March 31, 2001, 2002, and 2003, respectively.

11.  BENEFIT AND STOCK OPTION PLANS

The Company provides its employees with contributory 401(k) profit sharing plans. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Full vesting in the plans vary from after the fourth to the sixth consecutive year of plan participation. Employer contribution percentages are determined by the Company and are discretionary each year. The Company's expense for the plans was $370,082, $(242,877) and $235,394 for the years ended March 31, 2001, 2002 and
2003, respectively.

The Company has established a stock incentive program (the "Master Stock Incentive Plan") to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees of the Company to participate in the ownership of the Company. The Master Stock Incentive Plan provides for awards to eligible directors, employees, and independent contractors of the Company, of a broad variety of stock-based compensation alternatives under a series of component plans. These component plans include tax advantaged incentive stock options for employees under the Incentive Stock Option Plan, formula length of service based nonqualified options to non-employee directors under the Outside Director Stock Plan, nonqualified stock options under the Nonqualified Stock Option Plan, a program for employee purchase of Common Stock of the Company at 85% of fair market value under a tax advantaged Employee Stock Purchase Plan approved by the Board of Directors and effective September 16, 1998 and which ended December 31, 2002, as well as other restrictive stock and performance-based stock awards and programs which may be established by the Board of Directors. The aggregate number of shares reserved for grant under all plans that are a part of the Master Stock Incentive Plan represent a floating number equal to 20% of the issued and outstanding stock of the Company (after giving effect to pro forma assumed exercise of all outstanding options and purchase rights). The number that may be subject to options granted under the Incentive Stock Option Plan is also further capped at a maximum of 4,000,000 shares to comply with IRS requirements for a specified maximum. As of March 31, 2003, a total of 2,317,106 shares of common stock have been reserved for issuance upon exercise of options granted under the Plan, which encompasses the following component plans:

     a) the Incentive Stock Option Plan ("ISO Plan"), under which 1,849,601 options are outstanding or have been exercised as of March 31, 2003;

     b) the Nonqualified Stock Option Plan ("Nonqualified Plan"), under which 260,000 options are outstanding as of March 31, 2003;


                                     -F22-

     c) the Outside Director Stock Option Plan ("Outside Director Plan"), under which 63,707 are outstanding or have been exercised as of March 31, 2003;

     d) the Employee Stock Purchase Plan ("ESPP") under which 143,798 shares have been issued as of March 31, 2003.

The exercise price of options granted under the Master Stock Incentive Plan is equivalent to the fair market value of the Company's stock on the date of grant, or, in the case of the ESPP, not less than 85% of the lowest fair market value of the Company's stock during the purchase period, which is generally six months. Options granted under the plan have various vesting schedules with vesting periods ranging from one to five years. The weighted average fair value of options granted during the years ended March 31, 2001, 2002 and 2003 was $9.86, $5.14 and $3.11 per share, respectively.

A summary of stock option activity during the three years ended March 31, 2003 is as follows:

                                                                                              Weighted
                                                                   Exercise Price        Average Exercise
                                           Number of Shares             Range                   Price
                                         ---------------------- ----------------------- ---------------------
      Outstanding, April 1, 2000                     1,265,945            -                      -
      Options granted                                  578,806      $7.75 - $17.38             $13.09
      Options exercised                               (37,685)      $7.25 - $13.00             $7.96
      Options forfeited                               (90,781)      $7.25 - $17.38             $12.69
                                         ----------------------
      Outstanding, March 31, 2001                    1,716,285
                                         ======================
      Exercisable, March 31, 2001                    1,000,765
                                         ======================

      Outstanding, April 1, 2001                     1,716,285            -                      -
      Options granted                                  728,150      $6.24 - $8.65              $6.83
      Options exercised                                  (570)          $9.00                  $9.00
      Options forfeited                              (263,280)      $6.24 - $17.38             $8.43
                                         ----------------------
      Outstanding, March 31, 2002                    2,180,585
                                         ======================
      Exercisable, March 31, 2002                    1,249,245
                                         ======================

      Outstanding, April 1, 2002                     2,180,585            -                      -
      Options granted                                   77,000      $6.23 - $6.97              $6.91
      Options exercised                               (39,850)      $6.24 - $9.00              $6.85
      Options forfeited                              (216,547)      $6.24 - $17.38             $10.35
                                         ----------------------
      Outstanding, March 31, 2003                    2,001,188
                                         ======================
      Exercisable, March 31, 2003                    1,450,718
                                         ======================

                                     -F23-

Additional information regarding options outstanding as of March 31, 2003 is as follows:

               Options Outstanding                       Options Exercisable
------------------------------------------------  -----------------------------
                  Weighted
                   Average           Weighted                        Weighted
    Number        Remaining          Average         Number           Average
 Outstanding   Contractual Life   Exercise Price   Exercisable    Exercise Price

-------------------------------------------------------------------------------
  2,001,188       6.6 years           $9.14        1,450,718           $9.24

Effective April 1, 1996, the Company adopted SFAS No. 123, as amended by SFAS No. 148. The Company has the option of either (1) continuing to account for stock-based employee compensation plans in accordance with the guidelines established by APB Opinion No. 25, "Accounting for Stock Issued to Employees" while providing the disclosures required under SFAS No. 123, or (2) adopting SFAS No. 123 accounting for all employee and non-employee stock compensation arrangements. The Company opted to continue to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. The following table summarizes the pro forma disclosures required by SFAS No. 123 assuming the Company had adopted the fair value method for stock-based awards to employees as of the beginning of fiscal year 2001:

                                                  Year Ended March 31,
                                           2001           2002          2003
                                        ----------------------------------------

 Net earnings, as reported             $ 8,318,200    $ 8,911,723   $ 9,712,709
 Stock based compensation expense       (2,440,487)    (3,125,488)   (3,653,928)
                                        -----------    -----------   -----------
 Net earnings, pro forma               $ 5,877,713    $ 5,786,235   $ 6,058,781
                                       ============    ============  ===========

 Basic earnings per share, as reported       $0.86          $0.87         $0.97
 Basic earnings per share, pro forma         $0.61          $0.57         $0.60
 Diluted earnings per share, as reported     $0.80          $0.85         $0.96
 Diluted earnings per share, pro forma       $0.57          $0.55         $0.60

Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option pricing models that require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     -F24-

                          For the Year Ended March 31,
                                                      2001      2002     2003
                                                    ----------------------------

Options granted under the Incentive Stock
     Option Plan:

          Expected life of option                    5 years  5 years   5 years
          Expected stock price volatility            97.87%    92.44%   46.02%
          Expected dividend yield                      0%        0%       0%
          Risk-free interest rate                     5.52%    4.13%     3.96%

During the years ended March 31, 2001, 2002 and 2003, no options were granted under the Nonqualified Stock Option Plan or the Outside Director Stock Option Plan.

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

Because of these and other limitations, the aggregate fair value amounts presented in the following table do not represent the underlying value of the Company. The Company determines the fair value of notes payable by applying an average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments. The fair value of cash and cash equivalents is determined to equal the book value.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                    -F25-

                                  As of March 31, 2002    As of March 31, 2003
                                  Carrying    Fair Value   Carrying   Fair Value
                                   Amount                   Amount
                                                   (In Thousands)
                                  ----------------------------------------------
 Assets:
      Cash and cash equivalents    $28,224    $28,224      $27,784     $27,784

 Liabilities:
      Non-recourse notes payable   129,095    128,181      115,678     116,489
      Recourse notes payable         4,660      4,660        2,736       2,736


13.  PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANT

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

The Company changed reporting segments during the year ended March 31, 2002. All prior year balances have been reclassified to conform to the new reporting segments.
                                     -F26-

                                                             Technology
                                         Financing              Sales
                                          Business            Business
                                            Unit                Unit               Total
                                       --------------------------------------------------------

Twelve months ended March 31, 2001
Sales of equipment                     $      777,780       $   215,405,401    $   216,183,181

Sales of leased equipment                  34,031,381                     -         34,031,381

Lease revenues                             42,693,839                     -         42,693,839

Fee and other income                        7,196,836             6,480,659         13,677,495
                                       --------------------------------------------------------
  Total Revenues                           84,699,836           221,886,060        306,585,896

Cost of sales                              34,411,304           181,391,784        215,803,088

Direct lease costs                         16,534,992                     -         16,534,992

Selling, general and administrative
  expenses                                 20,772,486            23,967,608         44,740,094
                                       --------------------------------------------------------
Segment earnings                           12,981,054            16,526,668         29,507,722

Interest expense                           15,242,395               280,502         15,522,897
                                       --------------------------------------------------------
   (Loss) earnings before income
   taxes                                  (2,261,341)            16,246,166         13,984,825
                                       ========================================================
Assets                                 $  258,119,292       $    52,746,068    $   310,865,360

Twelve months ended March 31, 2002

Sales of equipment                     $    1,057,862       $   126,695,453    $   127,753,315

Sales of leased equipment                   9,353,088                     -          9,353,088

Lease revenues                             48,850,017                     -         48,850,017

Fee and other income                       10,085,448             8,943,478         19,028,926
                                       --------------------------------------------------------
    Total Revenues                         69,346,415           135,638,931        204,985,346

Cost of sales                              11,872,337           108,769,826        120,642,163

Direct lease costs                          9,578,631                     -          9,578,631
Selling, general and administrative
  expenses                                 22,500,221            25,532,396         48,032,617
                                       --------------------------------------------------------
Segment earnings                           25,395,226             1,336,709         26,731,935

Interest expense                           11,156,721               653,693         11,810,414
                                       --------------------------------------------------------
   Earnings before income taxes            14,238,505               683,016         14,921,521
                                       ========================================================
Assets                                 $  228,505,936       $    50,489,618    $   278,995,554


                                     -F27-

                                                             Technology
                                         Financing              Sales
                                          Business            Business
                                            Unit                Unit               Total
                                       --------------------------------------------------------
Twelve months ended March 31, 2003

Sales of equipment                     $    2,007,743       $   217,201,255    $  219,208,998

Sales of leased equipment                   6,095,830                     -         6,095,830

Lease revenues                             50,520,293                     -        50,520,293

Fee and other income                       10,190,392            13,630,633        23,821,025
                                       --------------------------------------------------------
    Total Revenues                         68,814,258           230,831,888       299,646,146

Cost of sales                               9,391,356           194,288,090       203,679,446

Direct lease costs                          6,582,409                     -         6,582,409

Selling, general and administrative
  expenses                                 26,848,899            37,754,750        64,603,649
                                       --------------------------------------------------------
Segment earnings                           25,991,594           (1,210,952)        24,780,642

Interest expense                            7,832,220               476,162         8,308,382
                                       --------------------------------------------------------
  Earnings (loss) before income taxes      18,159,374           (1,687,114)        16,472,260
                                       ========================================================
Assets                                 $  226,238,171       $    52,702,515    $  278,940,686

15.  QUARTERLY DATA - UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts). Adjustments reflect the reclassification of certain prior period amounts to conform to current period presentation.

                                                      First Quarter                    Second Quarter
                                           Previously                Adjusted  Previously              Adjusted
                                            Reported   Adjustments    Amount    Reported   Adjustments   Amount
                                          ---------------------------------------------------------------------
Year Ended March 31, 2002
Sales                                     $   36,906   $    -       $ 36,906   $ 30,667     $   -     $  30,667

Total Revenues                                53,293        -         53,293     47,146         -        47,146

Cost of Sales                                 31,779        -         31,779     25,846         -        25,846

Total Costs and Expenses                      49,728        -         49,728     43,481         -        43,481

Earnings before provision for income taxes     3,565        -          3,565      3,665         -         3,665

Provision for income taxes                     1,426        -          1,426      1,466         -         1,466

Net earnings                                   2,139        -          2,139      2,199         -         2,199
                                          =====================================================================
Net earnings per common share-Basic (1)   $     0.22                $   0.22   $   0.22               $    0.22
                                          =====================================================================

                                     -F28-

                                                        First Quarter                    Second Quarter
                                           Previously                Adjusted  Previously              Adjusted
                                            Reported   Adjustments    Amount    Reported   Adjustments   Amount
                                           ---------------------------------------------------------------------
Year Ended March 31, 2003

Sales                                     $   55,243   $    -       $ 55,243   $ 64,296     $   -     $  64,296

Total Revenues                                72,175        -         72,175     82,329       (385)      81,944

Cost of Sales                                 49,924        -         49,924     57,002       (385)      56,617

Total Costs and Expenses                      68,826        -         68,826     78,018       (385)      77,633

Earnings before provision for income taxes     3,349        -          3,349      4,311         -         4,311

Provision for income taxes                     1,373        -          1,373      1,766         -         1,766

Net earnings                                   1,976        -          1,976      2,545         -         2,545
                                          =====================================================================
Net earnings per common share-Basic (1)   $     0.19                $   0.19   $   0.25               $    0.25
                                          =====================================================================
                                                      Third Quarter                    Fourth Quarter
                                           Previously                Adjusted  Previously              Adjusted
                                            Reported   Adjustments    Amount    Reported   Adjustments   Amount
                                          ---------------------------------------------------------------------
Year Ended March 31, 2002

Sales                                     $   39,716   $    -       $ 39,716   $ 29,644     $   -     $  29,644

Total Revenues                                55,812        -         55,812     48,734         -        48,734

Cost of Sales                                 35,444        -         35,444     26,633         -        26,633

Total Costs and Expenses                      52,251        -         52,251     44,604         -        44,604

Earnings before provision for income taxes     3,561        -          3,561      4,130         -         4,130

Provision for income taxes                     1,424        -          1,424      1,693         -         1,693

Net earnings                                   2,137        -          2,137      2,437         -         2,437
                                          =====================================================================
Net earnings per common share-Basic (1)   $     0.20                $   0.20   $   0.23               $    0.23
                                          =====================================================================

Year Ended March 31, 2003

Sales                                     $   53,785   $    -       $ 53,785   $ 51,981     $   -     $  51,981

Total Revenues                                73,264      (284)       72,980     72,547         -        72,547

Cost of Sales                                 48,934      (284)       48,650     48,488         -        48,488

Total Costs and Expenses                      68,868      (284)       68,584     68,131         -        68,131

Earnings before provision for income taxes     4,396        -          4,396      4,416         -         4,416

Provision for income taxes                     1,802        -          1,802      1,818         -         1,818

Net earnings                                   2,594        -          2,594      2,598         -         2,598
                                          =====================================================================
Net earnings per common share-Basic (1)   $     0.26                $   0.26   $   0.27                $   0.27
                                          =====================================================================

(1) The sum of quarterly amounts may not equal the annual amount due to quarterly calculations being based on varying weighted average shares outstanding.

                                     -F29-

SCHEDULE II


                           ePlus inc. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
               For the years ended March 31, 2001, 2002, and 2003
                                 (In Thousands)


                                            Additions
                                          (1)       (2)
                            Balance at Charged to Charged to          Balance at
                            beginning  costs and   other                end of
                            of period   expenses  accounts  Deductions  period

     Description

2003 Allowance for doubtful
accounts and credit losses    $6,771     $ 616     $ (494)       $140    $6,753

2002 Allowance for doubtful
accounts and credit losses    $4,279    $1,489     $1,187        $184    $6,771

2001 Allowance for doubtful
accounts and credit losses    $2,659    $1,989     $    -        $369    $4,279






                                     -S1-

                                  Exhibit 21.1

Subsidiaries of the Company
---------------------------

ePlus Group, inc., a Commonwealth of Virginia corporation, a wholly-owned subsidiary

ePlus Technology, inc., a Commonwealth of Virginia corporation, a wholly-owned subsidiary

ePlus Government, inc., a Commonwealth of Virginia corporation, a wholly-owned subsidiary

ePlus Capital, inc., a State of Delaware corporation, a wholly-owned subsidiary

ePlus Content Services, inc., a Commonwealth of Virginia corporation, a wholly-owned subsidiary

ePlus Systems, inc., a Commonwealth of Virginia corporation, a wholly-owned subsidiary

ePlus Canada Company, registered in Canada, a wholly-owned subsidiary of ePlus Capital, inc.

MLC Leasing, SA. de CV., registered in Mexico, a wholly-owned subsidiary of ePlus Group, inc. and ePlus Technology, inc.






                                     -S2-