Form 10-Q
period 2003-06-30
EPLUS INC
filed 2003-08-14
CIK 1022408

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ___] No [ X ]

             The number of shares of common stock outstanding as of
                        August 11, 2003, was 9,500,201.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES


Part I.  Financial Information:

         Item 1.    Financial Statements - Unaudited:

                    Condensed  Consolidated  Balance Sheets as of March 31, 2003
                    and June 30, 2003                                                   2

                    Condensed Consolidated Statements of Earnings,  Three Months
                    Ended June 30, 2002 and 2003                                        3

                    Condensed  Consolidated  Statements  of  Cash  Flows,  Three
                    Months Ended June 30, 2002 and 2003                                 4

                    Notes to Condensed Consolidated Financial Statements                6

         Item 2.    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                                 10

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk         19

         Item 4.    Controls and Procedures                                            20


Part II. Other Information:

         Item 1.    Legal Proceedings                                                  21

         Item 2.    Changes in Securities and Use of Proceeds                          21

         Item 3.    Defaults Upon Senior Securities                                    21

         Item 4.    Submission of Matters to a Vote of Security Holders                21

         Item 5.    Other Information                                                  21

         Item 6.    Exhibits and Reports on Form 8-K                                   21

Signatures                                                                             23


           ePlus inc. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED)
                                                                       As of March 31, 2003    As of June 30, 2003
                                                                       -------------------------------------------
           ASSETS
           Cash and cash equivalents                                    $     27,784,090      $    23,160,246
           Accounts  receivable,  net of  allowance  for  doubtful
              accounts  of $3,346,055  and  $3,357,937  as of
              March  31,  2003 and June 30, 2003, respectively                38,384,841           51,306,987
           Notes receivable                                                       53,098              107,455
           Inventories                                                         1,373,168            1,622,889
           Investment in leases and leased equipment - net                   182,169,324          174,400,897
           Property and equipment - net                                        5,249,087            4,706,223
           Goodwill                                                           19,147,132           19,154,038
           Other assets                                                        4,779,946            5,156,063
                                                                       -------------------------------------------
           TOTAL ASSETS                                                 $    278,940,686      $   279,614,798
                                                                       ===========================================

           LIABILITIES AND STOCKHOLDERS' EQUITY
           LIABILITIES
           Accounts payable - equipment                                 $      5,635,776      $     6,392,859
           Accounts payable - trade                                           25,914,385           25,720,231
           Salaries and commissions payable                                      619,860              486,082
           Accrued expenses and other liabilities                             13,978,942           14,074,823
           Income taxes payable                                                       -               118,425
           Recourse notes payable                                              2,736,298                   -
           Nonrecourse notes payable                                         115,678,353          115,072,707
           Deferred tax liability                                              4,760,029            5,763,168
                                                                       -------------------------------------------
           Total Liabilities                                                 169,323,643          167,628,295
           COMMITMENTS AND CONTINGENCIES                                              -                    -
           STOCKHOLDERS' EQUITY
           Preferred stock, $.01 par value; 2,000,000 shares
              authorized; none issued or outstanding                                  -                    -
           Common  stock,  $.01  par  value;   50,000,000   shares
              authorized; 10,540,135 issued and 9,451,651 outstanding
              at March 31, 2003 and 10,546,685 issued and 9,458,201
              outstanding at June 30, 2003                              $        105,400      $       105,466
           Additional paid-in capital                                         62,905,727           62,954,409
           Treasury Stock, at cost, 1,088,484 shares                          (7,511,124)          (7,511,124)
           Retained earnings                                                  54,057,732           56,420,369
           Accumulated other comprehensive income -
              Foreign currency translation adjustment                             59,308               17,383
                                                                       -------------------------------------------
           Total Stockholders' Equity                                        109,617,043          111,986,503
                                                                       -------------------------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    278,940,686      $   279,614,798
                                                                       ===========================================
           See Notes to Condensed Consolidated Financial Statements.

                                      -2-


          ePlus inc. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (UNAUDITED)
                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                 2002                  2003
                                                                          ----------------------------------------
          REVENUES

          Sales of product                                                 $    52,886,739       $   65,295,787
          Sales of leased equipment                                              4,611,303                    -
                                                                          ----------------------------------------
                                                                                57,498,042           65,295,787

          Lease revenues                                                        10,575,403           12,375,547
          Fee and other income                                                   4,101,835            2,196,184
                                                                          ----------------------------------------
                                                                                14,677,238           14,571,731
                                                                          ----------------------------------------
          TOTAL REVENUES                                                        72,175,280           79,867,518
                                                                          ----------------------------------------

          COSTS AND EXPENSES

          Cost of sales, product                                                46,183,424           57,511,924
          Cost of sales, leased equipment                                        4,535,001                    -
                                                                          ----------------------------------------
                                                                                50,718,425           57,511,924

          Direct lease costs                                                       910,776            2,348,130
          Professional and other fees                                              773,073              516,045
          Salaries and benefits                                                 10,384,783           10,147,191
          General and administrative expenses                                    3,628,301            3,816,453
          Interest and financing costs                                           2,410,584            1,746,349
                                                                          ----------------------------------------
                                                                                18,107,517           18,574,168

                                                                          ----------------------------------------
          TOTAL COSTS AND EXPENSES                                              68,825,942           76,086,092
                                                                          ----------------------------------------

          EARNINGS BEFORE PROVISION FOR INCOME TAXES                             3,349,338            3,781,426
                                                                          ----------------------------------------

          PROVISION FOR INCOME TAXES                                             1,373,203            1,478,098
                                                                          ----------------------------------------

          NET EARNINGS                                                     $     1,976,135     $      2,303,328
                                                                          ========================================

          NET EARNINGS PER COMMON SHARE - BASIC                            $          0.19     $           0.24
                                                                          ========================================
          NET EARNINGS PER COMMON SHARE - DILUTED                          $          0.19     $           0.24
                                                                          ========================================

          WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                           10,404,895            9,455,381
          WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                         10,506,489            9,601,499

          See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                2002                    2003
                                                                      ------------------------------------------------
Cash Flows From Operating Activities:
       Net Earnings                                                        $     1,976,135     $      2,303,328

       Adjustments to reconcile net earnings to net cash provided (used) by operating activities:

         Depreciation and amortization                                           1,497,121            1,650,219

         Provision for credit losses                                               222,223               41,569

         Deferred taxes                                                            395,500            1,003,139

         Gain on sale of operating lease equipment                                 (59,851)                   -

         Payments from lessees directly to lenders                                       -             (302,847)

         Loss on disposal of property and equipment                                      -              152,776

         Changes in:

            Accounts receivable                                                (13,454,095)         (12,963,714)

            Other receivables                                                     (708,952)             (54,357)

            Inventories                                                           (598,512)            (249,722)

            Other assets                                                           302,276             (383,022)

            Accounts payable - equipment                                           842,273              757,083

            Accounts payable - trade                                            11,374,535             (194,154)

            Salaries and commissions payable, accrued
              expenses and other liabilities                                     5,369,313               80,527
                                                                      ------------------------------------------------
                Net cash provided (used) by operating activities                 7,157,966           (8,159,175)
                                                                      ------------------------------------------------

Cash Flows From Investing Activities:

       Purchases of operating lease equipment                                     (254,575)          (4,155,067)

       (Increase) decrease in investment in direct financing and
         sales-type leases                                                     (10,359,732)           3,306,168

       Purchases of property and equipment                                        (424,190)            (262,453)

       Proceeds from sale of operating equipment                                         -               98,511
                                                                      ------------------------------------------------
           Net cash used in investing activities                               (11,038,497)          (1,012,841)
                                                                      ------------------------------------------------


ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                 2002                   2003
                                                                      ------------------------------------------------
Cash Flows From Financing Activities:
  Borrowings:

   Nonrecourse                                                                  20,469,775           17,729,162

 Repayments:

   Nonrecourse                                                                 (11,400,914)         (10,510,823)

   Recourse                                                                        (75,778)          (2,736,298)

 Purchase of treasury stock                                                       (347,000)                   -

 Proceeds from issuance of capital stock, net of expenses                          271,128               48,748

 Net payments on lines of credit                                                (1,000,000)                   -
                                                                      ------------------------------------------------
         Net cash provided by financing activities                               7,917,211            4,530,789
                                                                      ------------------------------------------------

Effect of Exchange Rate Changes on Cash                                                  -               17,383
                                                                      ------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                             4,036,680           (4,623,844)

Cash and Cash Equivalents, Beginning of Period                                  28,223,503           27,784,090
                                                                      ------------------------------------------------

Cash and Cash Equivalents, End of Period                               $        32,260,183      $    23,160,246
                                                                      ================================================

Supplemental Disclosures of Cash Flow Information:

  Cash paid for interest                                               $         1,797,374      $       941,135
                                                                      ================================================
  Cash paid for income taxes                                           $           261,142      $       339,762
                                                                      ================================================


See Notes To Condensed Consolidated Financial Statements.


                           ePlus inc. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated interim financial statements of ePlus inc. and subsidiaries (the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were normal, recurring accruals. Certain prior period amounts have been reclassified to conform to the current period's presentation.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2003 (the "Company's 2003 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

2. RECLASSIFICATIONS

Certain service revenues and related costs which were directly related to the sale of certain products have been reclassified for the three months ended June 30, 2002 to conform to our current reporting format. $2.3 million of revenue was reclassified from fee and other income to sales of product, and $0.8 million of costs were reclassified from salaries and benefits to cost of sales, product.

3. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                             As of
                                                              March 31, 2003      June 30, 2003
                                                                        (In Thousands)
                                                             --------------------------------------
Investment in direct financing and sales-type leases, net         $   173,394          $   162,566
Investment in operating lease equipment, net                            8,775               11,835
                                                             --------------------------------------
Investments in leases and leased equipment, net                   $   182,169          $   174,401
                                                             ======================================

The Company's net investment in leases is collateral for non-recourse and recourse equipment notes, if any.

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:

                                                                               As of
                                                               March 31, 2003        June 30, 2003
                                                                          (In Thousands)
                                                             ------------------------------------------
Minimum lease payments                                               $   168,385           $   156,547
Estimated unguaranteed residual value                                     26,631                25,818
Initial direct costs, net of amortization (1)                              3,072                 2,783
Less:  Unearned lease income                                             (21,287)              (19,175)
           Reserve for credit losses                                      (3,407)               (3,407)
                                                             ------------------------------------------
Investment in direct financing and sales-
    type leases, net                                                 $   173,394           $   162,566
                                                             ==========================================

(1) Initial direct costs are shown net of amortization of $3,691 and $2,005 at March 31 and June 30, 2003, respectively.


INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating lease equipment primarily represents equipment generally leased for two-year terms or are leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:
                                                              As of
                                                  March 31, 2003   June 30, 2003
                                                         (In Thousands)
                                                 -------------------------------
Cost of equipment under operating leases           $   12,824        $   16,155
Less:  Accumulated depreciation and amortization       (4,049)           (4,320)
                                                 -------------------------------
Investment in operating lease equipment, net       $    8,775        $   11,835
                                                 ===============================
4. RESERVES FOR CREDIT LOSSES

As of March 31 and June 30, 2003, the Company's reserve for credit losses was $6,753,433 and $6,765,314, respectively. The Company's reserves for credit losses are segregated between our accounts receivable and our lease assets as follows (in thousands):

                                                       Accounts
                                                      Receivable        Lease Assets           Total
                                                  --------------------------------------------------------
                    Balance April 1, 2002          $      3,719        $     3,052       $      6,771
                    Provision for bad debts                 176                440                616
                    Recoveries                             (140)                -                (140)
                    Write-offs and other                   (409)               (85)              (494)
                                                  --------------------------------------------------------
                    Balance March 31, 2003         $      3,346        $     3,407       $      6,753
                                                  --------------------------------------------------------
                    Provision for bad debts                  33                  -                 33
                    Write-offs and other                    (21)                 -                (21)
                                                  --------------------------------------------------------
                    Balance June 30, 2003          $      3,358        $     3,407       $      6,765
                                                  ========================================================

Balances   in   "Write-offs   and   other"   include   actual   write-offs   and
reclassifications from prior years.

5. STOCK BASED COMPENSATION

As of June 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation:
                                                Three Months Ended June 30,
                                                    2002             2003
                                            -----------------------------------
   Net earnings, as reported                   $ 1,976,135      $  2,303,328
   Stock based compensation expense               (913,482)         (595,742)
                                            -----------------------------------
   Net earnings, pro forma                     $ 1,062,653      $  1,707,586
                                            ===================================
   Basic earnings per share, as reported            $0.19             $0.24
   Basic earnings per share, pro forma              $0.10             $0.18
   Diluted earnings per share, as reported          $0.19             $0.24
   Diluted earnings per share, pro forma            $0.10             $0.18

6. SEGMENT REPORTING

The Company manages its business segments on the basis of the products and services offered. The Company's reportable segments consist of its traditional financing business unit and its technology sales business unit. The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The Company evaluates segment performance on the basis of segment net earnings.

Both segments utilize the Company's proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit. Fees and other income relative to services generated by our proprietary software and services are included in the financing business unit.

The accounting policies of the financing and technology sales business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies" in the Company's 2003 Form 10-K. Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.

                                                                                      Technology
                                                                    Financing            Sales
                                                                    Business           Business
                                                                      Unit               Unit              Total
                                                               -------------------------------------------------------
                Three months ended June 30, 2002
                Sales                                           $     5,034,425    $   52,463,617    $   57,498,042
                Lease Revenues                                       10,575,403                 -        10,575,403
                Fee and other income                                  3,030,053         1,071,782         4,101,835
                                                               -------------------------------------------------------
                           Total revenues                            18,639,881        53,535,399        72,175,280
                Cost of sales                                         5,249,429        45,468,996        50,718,425
                Direct lease costs                   -                  910,776                 -           910,776

                Selling, general and administrative                   6,662,813         8,123,344        14,786,157
                  expenses                                     -------------------------------------------------------
                Segment earnings                                      5,816,863           (56,941)        5,759,922
                Interest expense                                      2,256,498           154,086         2,410,584
                                                               -------------------------------------------------------
                           Earnings (Loss) before income taxes  $     3,560,365    $     (211,027)   $    3,349,338
                                                               =======================================================
                Assets                                          $   229,781,841    $   63,298,486    $  293,080,327
                                                               =======================================================
                Three months ended June 30, 2003
                Sales                                           $       778,871    $   64,516,916    $   65,295,787
                Lease revenues                                       12,375,547                 -        12,375,547
                Fee and other income                                    671,372         1,524,812         2,196,184
                                                               -------------------------------------------------------
                           Total revenues                            13,825,790        66,041,728        79,867,518
                Cost of sales                                           747,801        56,764,122        57,511,923
                Direct lease costs                                    2,348,130                 -         2,348,130
                Selling, general and administrative
                  expenses                                            5,549,040         8,930,649        14,479,689
                                                               -------------------------------------------------------
                Segment earnings                                      5,180,819           346,957         5,527,776
                Interest expense                                      1,617,428           128,920         1,746,348
                                                               -------------------------------------------------------
                           Earnings before income taxes         $     3,563,391    $      218,037    $    3,781,428
                                                               =======================================================
                Assets                                          $   233,711,261    $   45,903,537    $  279,614,798
                                                               =======================================================

7. EARNINGS PER SHARE

The weighted average number of common shares used in determining basic and diluted net income per share for the three months ended June 30, 2002 and 2003 are as follows:

                                               Three Months Ended
                                                    June 30,
                                               2002          2003
                                            ------------------------
   Basic common shares outstanding           10,404,895   9,455,381
   Common stock equivalents                     101,594     146,118
                                            ========================
   Diluted common shares outstanding         10,506,489   9,601,499


8. COMMITMENTS AND CONTINGENCIES

There are no material legal proceedings to which the Company is a party. We are engaged in ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, it is management's opinion that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of this report, and the Company's 2003 Form 10-K.

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

Our total sales and marketing staff consisted of approximately 180 people as of June 30, 2003, located at our 30 current locations, all of which are in the United States.

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

As a result of our acquisitions and changes in the number of sales locations, the Company's historical results of operations and financial position may not be indicative of its future performance over time.

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

We evaluate residual values on an ongoing basis and record any required changes in accordance with SFAS No. 13. Residual values are affected by equipment supply and demand and by new product announcements by manufacturers. In accordance with accounting principles generally accepted in the United States of America, residual value estimates are adjusted downward when such assets are impaired.

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

SALES OF PRODUCT. Sales of product includes the following types of transactions:
(1) sales of new or used  equipment  which is not  subject to any type of lease;
(2) service revenue in our technology sales business unit which is recognized as services are rendered; (3) sales of off-lease equipment to the secondary market; and (4) sales of procurement software. Sales of new or used equipment are recognized upon shipment. Sales of off-lease equipment are recognized when constructive title passes to the purchaser.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net. As of June 30, 2003, capitalized costs, net of amortization, totaled $1,259,484 as compared to $1,316,123 as of March 31, 2003.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of other assets. The Company had $293,265 of capitalized costs as of March 31, 2003 and June 30, 2003.

RESULTS OF OPERATIONS - Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total revenues generated by the Company during the three-month period ended June 30, 2003 were $79,867,518 compared to revenues of $72,175,280 during the comparable period in the prior fiscal year, an increase of 10.7%. The increase is primarily the result of increased sales of product and leased equipment. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS".

Sales revenue, which includes sales of product and sales of leased equipment, increased 13.6% to $65,295,787 during the three-month period ended June 30, 2003, as compared to $57,498,042 generated during the corresponding period in the prior fiscal year.

Sales of product are generated primarily through the Company's technology sales business unit subsidiaries and represented 100% and 92.0% total sales revenue for the three months ended June 30, 2003 and 2002, respectively. Sales of product increased 23.5% to $65,295,787 during the current period compared to

$52,886,739 generated during the comparable period in the prior fiscal year. Included in the sales of product in our technology sales business unit are certain service revenues which are bundled with sales of equipment and are integral to the successful delivery of such equipment. The increase was a result of higher sales within our technology sales business unit subsidiaries. The Company realized a gross margin on sales of product of 11.9% and 12.7% for the three-month periods ended June 30, 2003 and 2002, respectively. The Company's gross margin on sales of product is affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended June 30, 2003, the Company recognized no sales of leased equipment. During the three months ended June 30, 2002, the Company recognized a gross margin of 1.7% on leased equipment sales of $4,611,303. Leased equipment sales reflects equity that the Company sold to outside investors. Leases that are not equity-sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 140.

The Company's lease revenues increased 17.0% to $12,375,547 for the three months ended June 30, 2003 compared with the corresponding period in the prior fiscal year. The increase is the result of an increase in sales of off-lease equipment to lessees and also an increase in revenue recognized based on sales of lease receivables, offset somewhat by a decrease in renewal rent revenue.

For the three months ended June 30, 2003, fee and other income decreased 46.5% over the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, and interest income. The current period decrease in fee and other income is attributable to settlement money of $2.0 million received from Toshiba during the three months ended June 30, 2002, while no such settlement income was received for the three months ended June 30, 2003. The Company's fee and other income includes earnings from certain transactions which are in the Company's normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 157.8% during the three-month period ended June 30, 2003 as compared to the same period in the prior fiscal year. The increase is the result of an increase in lease depreciation, specifically depreciation on the increased operating lease assets and on the Company's matured lease portfolio.

The decrease in professional and other fees of 33.3%, or $257,028, for the current period over the comparable period in the prior fiscal year was primarily the result of decreased expenses related to the Company's outside technical services.

Salaries and benefits expenses decreased 2.3% during the three-month period ended June 30, 2003 over the same period in the prior year. Salaries and benefits expense decreased due a decrease in the average number of employees during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The Company employed approximately 565 and 590 people as of June 30, 2003 and 2002, respectively.

The Company's general and administrative expenses increased 5.2% to $3,816,453 during the three months ended June 30, 2003, as compared to the same period in the prior fiscal year.

Interest and financing costs incurred by the Company for the three months ended June 30, 2003 decreased 27.6% due to decreased borrowing under the Company's lines of credit and because our weighted average interest rate on new lease-related non-recourse debt decreased during the three months ended June 30, 2003, as compared to the same period in the prior fiscal year. Interest and financing costs relate to interest costs on the Company's indebtedness, both lease-specific and general working capital. Payments for interest costs on the majority of the Company's non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $1,478,098 for the three months ended June 30, 2003 from $1,373,203 for the three months ended June 30, 2002, reflecting effective income tax rates of 39% for the three months ended June 30, 2003 and 41% for the three months ended June 30, 2002. The reduction in the effective tax rate for the period ended June 30, 2003 as compared to the comparable period in the prior year is due primarily to "bonus depreciation" tax laws put into effect in prior years.

The foregoing resulted in a 16.6% increase in net earnings for the three-month period ended June 30, 2003 as compared to the same period in the prior fiscal year. Basic and fully diluted earnings per common share were $0.24 and $0.24 for the three months ended June 30, 2003, as compared to $0.19 and $0.19 for the three months ended June 30, 2002. Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2003 were 9,455,381 and 9,601,499 respectively. For the three months ended June 30, 2002, the basic and diluted weighted average shares outstanding were 10,404,895 and 10,506,489, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended June 30, 2003, the Company used cash flows from operations of $8,159,175 and used cash flows from investing activities of $1,012,841. Cash flows generated by financing activities amounted to $4,530,789 during the same period. The effect of exchange rate changes during the period provided cash flows of $17,383. The net effect of these cash flows was a net decrease in cash and cash equivalents of $4,623,844 during the three-month period. During the same period, the Company's total assets increased $674,112, or 0.2%. The cash balance at June 30, 2003 was $23,160,246 as compared to $27,784,090 at March 31, 2003.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. The Company has programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, recently the Company has regularly funded its leasing activities with Citizens Leasing Corporation, GE Capital Corporation, De Lage Landen Financial Services, Inc., Hitachi Leasing America, and Fifth Third Bank, among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion. During the three-month period ended June 30,

2003, the Company's lease related non-recourse debt portfolio decreased 0.5% to $115,072,707.

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

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of June 30, 2003, the Company had $6,392,859 of unpaid equipment cost, as compared to $5,635,776 at March 31, 2003.

The Company's "Accrued expenses and other liabilities" includes deferred income, reserves for credit losses, and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of June 30, 2003, the Company had $14,074,823 of accrued expenses and other liabilities.

Working capital for our leasing business is provided through a $35,000,000 credit facility that was originally set to expire on April 17, 2004.
Participating in this facility are Branch Banking and Trust Company ($15,000,000) and National City Bank ($20,000,000), the agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to the Company and is secured by a blanket lien against all of the Company's assets including the common stock of all wholly-owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. As of June 30, 2003, the Company had no outstanding balance on this facility. In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.

On July 21, 2003, the Company early renewed this facility, increasing the maximum amount that can be borrowed to $45,000,000, expiring on July 21, 2006. Participating in this facility are Branch Banking and Trust Company, Bank of America, and National City Bank as agent. Each bank has committed $15,000,000 to the facility. Borrowings under the $45,000,000 facility will bear interest at LIBOR plus 175 basis points or, at our option, at an alternative base rate which is the higher of (i) the prime commercial lending rate of the Administrative Agent, in its individual capacity as a bank, as announced from time to time at its head office, or (ii) the Federal Funds Rate plus 1/2 of 1% (one-half of one percent). The credit facility is secured by certain of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment. In addition, we have entered into pledge agreements for the stock of each of our Subsidiaries. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and leases. Availability under the credit facility may be limited by the asset value of equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to the following: minimum tangible net worth; cash flow coverage ratios; maximum debt to equity ratio; maximum amount of guarantees of subsidiary obligations; mergers; acquisitions; and asset sales.

ePlus Technology of NC, inc., ePlus Technology of PA, inc. and ePlus Technology, inc., until they were merged on March 31, 2003, had separate credit facilities to finance their working capital requirements for inventories and accounts receivable. After the entities were merged into ePlus Technology, inc., the credit facilities were effectively merged into one by GE Distribution Finance Corporation. The floor planning line from IBM Credit Corporation was terminated on March 31, 2003 and the outstanding balances were subsequently repaid.

The traditional business of ePlus Technology as a seller of computer technology and related network equipment and software products is financed through an agreement known as "floor planning" financing in which interest expense for the first thirty to forty-five days is not charged but is paid by the supplier/distributor. The floor planning liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty to forty-five day time-frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor planning inventory agreement maximum credit limits and actual outstanding balances were as follows:

                                   Credit Limit at        Balance as of       Credit Limit at      Balance as of
Floor Plan Supplier                March 31, 2003         March 31, 2003       June 30, 2003       June 30, 2003
-----------------------------------------------------------------------------------------------------------------
GE Distribution Finance Corp.       $  26,000,000.00    $  15,158,501.00    $  26,000,000.00    $  18,383,313.00
IBM Credit Corporation              $              -    $      26,328.00    $              -    $              -

The facility provided by GE Distribution Finance Corporation requires a guaranty of up to $6,900,000 by ePlus inc. The loss of the GE Distribution Finance Corporation floor planning facilities could have a material adverse effect on our future results as we currently rely on these facilities for daily working capital and liquidity for our technology sales business and operational accounts payable functions.

In addition to the floor planning financing, ePlus Technology, inc. has an accounts receivable facility through GE Distribution Finance Corporation with a maximum amount that can be borrowed of $7,000,000. As of June 30, 2003 there was no outstanding balance on this facility. As of March 31, 2003, the maximum available that could be borrowed under the accounts receivable facility was $7,000,000 and there was an outstanding balance of $2,726,347. Availability under the lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities.

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

Our traditional businesses of equipment leasing and financing and technology sales have the following risks, among others, which are described in the Company's 2003 Annual Report:

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the

National City Bank and GE Distribution Finance Corporation facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GE Distribution Finance Corporation facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. If the amount borrowed is not paid at the end of the rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of June 30, 2003, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

Item 4.  CONTROLS AND PROCEDURES

Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit No.   Exhibit Description
-----------   -------------------

   3.1 Certificate of Incorporation of the Company, filed August 27, 1996 (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31,
              2002).

   3.2 Certificate of Amendment of Incorporation of the Company, filed September 30, 1997 (Incorporated herein by reference to Exhibit
              3.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).

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

   31.1 Certification Of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

   31.2 Certification Of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

   32.1       Statement of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.

   32.2       Statement of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

         (b) Reports on Form 8-K

On June 26, 2003, the Company furnished pursuant to Item 9 a Current Report on Form 8-K announcing a press release reporting its financial results for the fiscal quarter and year ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ePlus inc.


Date: August 14, 2003           /s/ PHILLIP G. NORTON
                                ----------------------------------------------
                                By: Phillip G. Norton, Chairman of the Board,
                                President and Chief Executive Officer



Date: August 14, 2003           /s/ STEVEN J. MENCARINI
                                ----------------------------------------------
                                By: Steven J. Mencarini, Senior Vice President
                                and Chief Financial Officer