Form 10-Q
period 2003-09-30
EPLUS INC
filed 2003-11-14
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ___ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_X_] No [ ___ ]

The number of shares of common stock outstanding as of November 10, 2003, was 9,298,358.

                                TABLE OF CONTENTS

                         ePlus inc. AND SUBSIDIARIES


Part I.  Financial Information:

     Item 1.   Financial Statements - Unaudited:

               Condensed  Consolidated  Balance Sheets as of March 31, 2003 and September 30, 2003                      2

               Condensed  Consolidated  Statements of Earnings,  Three Months Ended September 30, 2002 and 2003         3

               Condensed  Consolidated  Statements of Earnings,  Six Months Ended September 30, 2002 and 2003           4

               Condensed Consolidated  Statements of Cash Flows, Six Months Ended September 30, 2002 and 2003           5

               Notes to Condensed Consolidated Financial Statements                                                     6

     Item 2.   Management's  Discussion  and  Analysis  of Results of  Operations  and Financial Condition             10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                              23

     Item 4.   Controls and Procedures                                                                                 23

Part II. Other Information:

     Item 1.  Legal Proceedings                                                                                        24

     Item 2.  Changes in Securities and Use of Proceeds                                                                24

     Item 3.  Defaults Upon Senior Securities                                                                          24

     Item 4.  Submission of Matters to a Vote of Security Holders                                                      24

     Item 5.  Other Information                                                                                        25

     Item 6.  Exhibits and Reports on Form 8-K                                                                         26

Signatures                                                                                                             27


ePlus inc. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS(UNAUDITED)

                                                               As of March 31, 2003    As of September 30,2003
                                                               --------------------------------------------------
ASSETS
Cash and cash equivalents                                      $      27,784,090       $      22,709,303
Accounts  receivable, net of allowance for doubtful accounts of $3,346,055 and $2,424,725 as of March 31, 2003 and
 September 30, 2003, respectively                                     38,384,841              53,436,722
Notes receivable                                                          53,098                  70,495
Inventories                                                            1,373,168               2,101,723
Investment in leases and leased equipment - net                      182,169,324             186,953,157
Property and equipment - net                                           5,249,087               4,687,652
Goodwill                                                              19,147,132              19,154,038
Other assets                                                           4,779,946               5,229,549
                                                               --------------------------------------------------
TOTAL ASSETS                                                   $     278,940,686       $     294,342,639
                                                               ==================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable - equipment                                   $       5,635,776       $       8,536,699
Accounts payable - trade                                              25,914,385              27,487,270
Accrued expenses and other liabilities                                14,598,802              14,039,560
Income taxes payable                                                           -                 872,598
Recourse notes payable                                                 2,736,298                 607,500
Nonrecourse notes payable                                            115,678,353             123,378,815
Deferred tax liability                                                 4,760,029               6,519,140
                                                               --------------------------------------------------
Total Liabilities                                                    169,323,643             181,441,582
COMMITMENTS AND CONTINGENCIES                                                  -                       -
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized;
 none issued or outstanding                                                    -                       -
Common stock, $.01 par value; 50,000,000 shares authorized,
 10,540,135 issued and 9,451,651 outstanding at March 31,
 2003; 25,000,000 shares authorized, 10,595,546 issued and
 9,343,762 outstanding at September 30, 2003                   $         105,400        $        106,044
Additional paid-in capital                                            62,905,727              63,408,317
Treasury Stock, at cost, 1,088,484 shares at March 31, 2003
 and 1,251,784 shares at September 30, 2003                           (7,511,124)             (9,789,870)
Retained earnings                                                     54,057,732              59,125,245
Accumulated other comprehensive income -
     Foreign currency translation adjustment                              59,308                  51,321
                                                               --------------------------------------------------
Total Stockholders' Equity                                           109,617,043             112,901,057
                                                               --------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     278,940,686        $    294,342,639
                                                               ==================================================
See Notes to Condensed Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                         Three Months Ended
                                                                             September 30,
                                                                      2002                   2003
                                                               --------------------------------------------------
REVENUES

Sales of product                                               $      66,106,169        $     70,380,144
Sales of leased equipment                                                      -                       -
                                                               --------------------------------------------------
                                                                      66,106,169              70,380,144

Lease revenues                                                        12,790,040              12,910,616
Fee and other income                                                   3,432,906               2,345,971
                                                               --------------------------------------------------
                                                                      16,222,946              15,256,587

                                                               --------------------------------------------------
TOTAL REVENUES                                                        82,329,115              85,636,731
                                                               --------------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                57,594,874              62,364,436
Cost of sales, leased equipment                                                -                       -
                                                               --------------------------------------------------
                                                                      57,594,874              62,364,436

Direct lease costs                                                     1,420,229               2,396,770
Professional and other fees                                              693,687                 820,813
Salaries and benefits                                                 12,134,812               9,999,685
General and administrative expenses                                    3,908,843               3,662,850
Interest and financing costs                                           2,266,103               1,826,595
                                                               --------------------------------------------------
                                                                      20,423,674              18,706,713

                                                               --------------------------------------------------
TOTAL COSTS AND EXPENSES                                              78,018,548              81,071,149
                                                               --------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                             4,310,567               4,565,582
                                                               --------------------------------------------------

PROVISION FOR INCOME TAXES                                             1,765,930               1,860,705
                                                               --------------------------------------------------

NET EARNINGS                                                   $       2,544,637        $      2,704,877
                                                               ==================================================

NET EARNINGS PER COMMON SHARE - BASIC                          $            0.25        $           0.29
                                                               ==================================================
NET EARNINGS PER COMMON SHARE - DILUTED                        $            0.25        $           0.27
                                                               ==================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                           10,285,312               9,466,651
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                         10,287,160              10,179,738

See Notes to Condensed Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                           Six Months Ended
                                                                             September 30,
                                                                      2002                    2003
                                                               --------------------------------------------------
REVENUES

Sales of product                                               $     118,992,908        $     135,675,931
Sales of leased equipment                                              4,611,303                        -
                                                               --------------------------------------------------
                                                                     123,604,211              135,675,931

Lease revenues                                                        23,365,442               25,286,163
Fee and other income                                                   7,690,774                4,542,155
                                                               --------------------------------------------------
                                                                      31,056,216               29,828,318

                                                               --------------------------------------------------
TOTAL REVENUES                                                       154,660,427              165,504,249
                                                               --------------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                               103,668,908              119,876,360
Cost of sales, leased equipment                                        4,535,001                        -
                                                               --------------------------------------------------
                                                                     108,203,909              119,876,360

Direct lease costs                                                     2,331,004                4,744,900
Professional and other fees                                            1,466,759                1,336,858
Salaries and benefits                                                 22,785,019               20,146,877
General and administrative expenses                                    7,537,144                7,479,303
Interest and financing costs                                           4,676,685                3,572,943
                                                               --------------------------------------------------
                                                                      38,796,611               37,280,881

                                                               --------------------------------------------------
TOTAL COSTS AND EXPENSES                                             147,000,520              157,157,241
                                                               --------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                             7,659,907                8,347,008
                                                               --------------------------------------------------

PROVISION FOR INCOME TAXES                                             3,139,132                3,338,803
                                                               --------------------------------------------------

NET EARNINGS                                                   $       4,520,775          $     5,008,205
                                                               ==================================================

NET EARNINGS PER COMMON SHARE - BASIC                          $            0.43          $          0.53
                                                               ==================================================
NET EARNINGS PER COMMON SHARE - DILUTED                        $            0.43          $          0.50
                                                               ==================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                           10,400,941                9,461,047
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                         10,460,660               10,047,323

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended
                                                                             September 30,
                                                                      2002                      2003
                                                               --------------------------------------------------
Cash Flows From Operating Activities:
Net earnings                                                   $       4,520,775          $    5,008,205
Adjustments to reconcile net earnings to net cash provided by
 (used in) by operating activities:
        Depreciation and amortization                                  2,439,100               4,014,284
        Provision for credit losses                                      245,541                 138,275
        Deferred taxes                                                   593,250               1,759,111
        Loss on sale of operating lease equipment                        428,188                       -
        Payments from lessees directly to lenders -- operating
         leases                                                         (213,567)               (897,297)
        Loss on disposal of property and equipment                         4,868               1,235,165
        Changes in:
                Accounts receivable                                  (24,860,632)            (15,190,155)
                Other receivables                                        116,951                 (17,397)
                Inventories                                           (1,952,775)                (728,555)
                Other assets                                           5,789,576                (456,507)
                Accounts payable - equipment                           1,630,703               2,900,923
                Accounts payable - trade                              12,228,679               1,572,886
                Salaries and commissions payable, accrued
                 expenses and other liabilities                       (2,349,799)                 313,356
                                                               --------------------------------------------------
                        Net cash (used) provided by operating
                         activities                                   (1,379,142)               (347,706)
                                                               --------------------------------------------------

Cash Flows From Investing Activities:
        Purchases of operating lease equipment                        (1,943,885)            (11,360,883)
        Increase in investment in direct financing and sales-type
         leases                                                      (15,632,387)             (3,943,194)
        Purchases of property and equipment                           (1,031,897)             (1,980,077)
        Proceeds from sale of operating equipment                              -                 291,170
                                                               --------------------------------------------------
                Net cash used in investing activities                (18,608,169)            (16,992,984)
                                                               --------------------------------------------------

Cash Flows From Financing Activities:
        Borrowings:
                Nonrecourse                                           72,219,537               45,495,688
                Recourse                                               1,448,388                        -
        Repayments:
                Nonrecourse                                          (53,891,021)             (29,376,795)
                Recourse                                                (556,261)              (2,736,298)
        Pay-off of recourse debt due to settlement                       (99,659)                       -
        Write-off of nonrecourse debt due to bankruptcy                  (47,597)                       -
        Proceeds from issuance of capital stock, net of expenses         349,330                  503,234
        Purchase of treasury stock                                    (2,293,867)              (2,278,747)
        Net (payments) borrowings on lines of credit                  (1,000,000)                 607,500
                                                               --------------------------------------------------
                Net cash provided by financing activities             16,128,850               12,214,582
                                                               --------------------------------------------------

Effect of Exchange Rate Changes on Cash                                        -                   51,321
                                                               --------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (3,858,461)              (5,074,787)

Cash and Cash Equivalents, Beginning of Period                        28,223,503               27,784,090
                                                               --------------------------------------------------

Cash and Cash Equivalents, End of Period                       $      24,365,042         $     22,709,303
                                                               ==================================================

Supplemental Disclosures of Cash Flow Information:
        Cash paid for interest                                 $       4,062,714         $      1,773,544
                                                               ==================================================
        Cash paid for income taxes                             $       1,216,160         $        312,353
                                                               ==================================================

See Notes To Condensed Consolidated Financial Statements.


                           ePlus inc. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of ePlus inc. and subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were normal, recurring accruals. Certain prior period amounts have been reclassified to conform to the current period's presentation.

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2003 (the "Company's 2003 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

2. STOCK-BASED COMPENSATION

As of September 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation:


                                                    Three Months Ended              Six Months Ended
                                                       September 30,                  September 30,
                                                  2002              2003          2002          2003
                                             -------------------------------   --------------------------
Net earnings, as reported                    $  2,544,637     $  2,704,877     $  4,520,775  $  5,008,205
Stock-based compensation expense                 (913,482)        (595,742)      (1,826,964)  (1,191,485)
                                             -------------------------------   --------------------------
Net earnings, pro forma                      $  1,631,155     $  2,109,135     $ 2,693,811   $  3,816,720
                                             ===============================   ==========================

Basic earnings per share, as reported               $0.25            $0.29           $0.43        $0.53
Basic earnings per share, pro forma                 $0.16            $0.22           $0.26        $0.40
Diluted earnings per share, as reported             $0.25            $0.27           $0.43        $0.50
Diluted earnings per share, pro forma               $0.16            $0.21           $0.26        $0.38

3.  RECLASSIFICATIONS

Certain service revenues and related costs which were directly related to the sale of certain products have been reclassified for the three and six months ended September 30, 2002, to conform to our current reporting format. For the three months ended September 30, 2002, $1.8 million of revenue was reclassified from fee and other income to sales of product, and $0.6 million of costs were reclassified from salaries and benefits to cost of sales, product. For the six months ended September 30, 2002 $4.1 million of revenue was reclassified from fee and other income to sales of product, and $1.1 million of costs were reclassified from salaries and benefits to cost of sales, product.

4. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                            As of
                                                               March 31, 2003  September 30, 2003
                                                                        (In Thousands)
                                                               ---------------------------------------
Investment in direct financing and sales-type leases, net      $   173,394     $   169,452
Investment in operating lease equipment, net                         8,775          17,501
                                                               ---------------------------------------
Investments in leases and leased equipment, net                $   182,169     $   186,953
                                                               =======================================

The  Company's  net  investment in leases is  collateral for   non-recourse  and
recourse equipment notes, if any.

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:


                                                                           As of
                                                             March 31, 2003    September 30, 2003
                                                                        (In Thousands)
                                                             ------------------------------------------
Minimum lease payments                                       $   168,385       $     164,863
Estimated unguaranteed residual value                             26,631              25,593
Initial direct costs, net of amortization (1)                      3,072               2,633
Less:   Unearned lease income                                    (21,287)            (20,230)
        Reserve for credit losses                                 (3,407)             (3,407)
                                                             ------------------------------------------
Investment in direct financing and sales-type leases, net    $   173,394       $      169,452
                                                             ==========================================

(1) Initial direct costs are shown net of amortization of $3,691 and $1,631 at March 31 and September 30, 2003, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating lease equipment primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on month-to-month basis. The components of the net investment in operating lease equipment are as follows:

                                                                           As of
                                                             March 31, 2003    September 30, 2003
                                                                        (In Thousands)
                                                             ------------------------------------------
Cost of equipment under operating leases                     $    12,824       $    22,683
Less:  Accumulated depreciation and amortization                  (4,049)           (5,182)
                                                             ------------------------------------------
Investment in operating lease equipment, net                 $     8,775       $    17,501
                                                             ==========================================

5. RESERVES FOR CREDIT LOSSES

As of March 31 and September 30, 2003, the Company's reserves for credit losses was $6,753,431 and $5,831,651, respectively. The Company's reserves for credit losses are segregated between our accounts receivable and our leased assets as follows (in thousands):

                                                 Accounts           Leased
                                                Receivable          Assets        Total
                                             ------------------------------------------------------------
Balance April 1, 2002                        $    3,719       $    3,052       $  6,771

Provision for bad debts                             176              440            616
Recoveries                                         (140)               -           (140)
Write-offs and other                               (409)             (85)          (494)
                                             ------------------------------------------------------------
Balance March 31, 2003                       $    3,346       $    3,407       $  6,753
                                             ============================================================
Provision for bad debts                      $      146       $        -       $    146
Write-offs and other                             (1,067)               -         (1,067)
                                             ------------------------------------------------------------
Balance September 30, 2003                   $    2,425       $    3,407       $  5,832
                                             ============================================================

6. SEGMENT REPORTING

The Company manages its business segments on the basis of the products and services offered. The Company's reportable segments consist of its traditional financing business unit and its technology sales business unit. The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The technology sales business unit sells information technology ("IT") equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The Company evaluates segment performance on the basis of segment net earnings.

Both segments utilize the Company's proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit. Service fees generated by our proprietary software and services are also included in the financing business unit.

The accounting policies of the financing and technology sales business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies" in the Company's 2003 Form 10-K. Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.

                                                  Financing       Technology Sales
                                                Business Unit       Business Unit             Total
                                             -----------------    ----------------     ------------------
Three months ended September 30, 2002
Sales                                        $         495,987    $     65,610,182     $       66,106,169
Lease revenues                                      12,790,040                   -             12,790,040
Fee and other income                                 2,037,583           1,395,323              3,432,906
                                             -----------------    ----------------     ------------------
        Total revenues                              15,323,610          67,005,505             82,329,115
Cost of sales                                          688,745          56,906,129             57,594,874
Direct lease costs                                   1,420,229                   -              1,420,229
Selling, general and administrative
 expenses                                            7,423,150           9,314,192             16,737,342
                                            ------------------    ----------------     ------------------
Segment earnings                                     5,791,486             785,184              6,576,670
Interest expense                                     2,195,563              70,540              2,266,103
                                            ------------------    ----------------     ------------------
        Earnings before income taxes        $        3,595,923    $        714,644     $        4,310,567
                                            =============================================================
Assets as of September 30, 2002             $      226,247,510    $     57,580,868     $      283,828,378
                                            =============================================================

                                                Financing         Technology Sales
                                              Business Unit         Business Unit             Total
                                            ------------------    ----------------     ------------------
Three months ended September 30, 2003
Sales                                       $          640,306    $     69,739,838     $       70,380,144
Lease revenues                                      12,910,616                   -             12,910,616
Fee and other income                                   738,012           1,607,959              2,345,971
                                            ------------------    ----------------     ------------------
        Total revenues                              14,288,934          71,347,797             85,636,731
Cost of sales                                          532,053          61,832,383             62,364,436
Direct lease costs                                   2,396,770                   -              2,396,770
Selling, general and administrative
 expenses                                            6,000,494           8,482,854             14,483,348
                                            ------------------    ----------------     ------------------
Segment earnings                                     5,359,617           1,032,560              6,392,177
Interest expense                                     1,786,660              39,935              1,826,595
                                            ------------------   -----------------     ------------------
        Earnings before income taxes        $        3,572,957   $         992,625     $        4,565,582
                                            =============================================================
Assets as of September 30, 2003             $      243,064,524   $      51,278,115     $      294,342,639
                                            =============================================================

Six months ended September 30, 2002
Sales                                       $       5,530,412    $     118,073,799     $      123,604,211
Lease revenues                                     23,365,442                    -             23,365,442
Fee and other income                                5,067,636            2,623,138              7,690,774
                                            -----------------    -----------------     ------------------
        Total revenues                             33,963,490          120,696,937            154,660,427
Cost of sales                                       5,938,175          102,265,734            108,203,909
Direct lease costs                                  2,331,004                    -              2,331,004
Selling, general and administrative
 expenses                                          14,085,962           17,702,960             31,788,922
                                           ------------------   ------------------     ------------------
Segment earnings                                   11,608,349              728,243             12,336,592
Interest expense                                    4,452,061              224,624              4,676,685
                                           ------------------   ------------------     ------------------
        Earnings before income taxes       $        7,156,288   $          503,619     $        7,659,907
                                           ==============================================================
Assets as of September 30, 2002            $      226,247,510   $       57,580,868     $      283,828,378
                                           ==============================================================

Six months ended September 30, 2003
Sales                                      $        1,419,177   $      134,256,754     $      135,675,931
Lease revenues                                     25,286,163                    -             25,286,163
Fee and other income                                1,409,384            3,132,771              4,542,155
                                           ------------------   ------------------     ------------------
        Total revenues                             28,114,724          137,389,525            165,504,249
Cost of sales                                       1,279,855          118,596,505            119,876,360
Direct lease costs                                  4,744,900                    -              4,744,900
Selling, general and administrative
 expenses                                          11,549,534           17,413,504             28,963,038
                                           ------------------   ------------------     ------------------
Segment earnings                                   10,540,435            1,379,516             11,919,951
Interest expense                                    3,404,088              168,855              3,572,943
                                           ------------------   ------------------     ------------------
        Earnings before income taxes       $        7,136,347   $        1,210,661     $        8,347,008
                                           ==============================================================
Assets as of September 30, 2003            $      243,064,524   $       51,278,115     $      294,342,639
                                           ==============================================================

7. EARNINGS PER SHARE

The  weighted  average  number of common  shares used in  determining  basic and diluted net income per share for the three and six months  ended  September  30,
2002 and 2003 are as follows:
                                                   Three Months Ended               Six Months Ended
                                                      September 30,                  September 30,
                                                2002               2003           2002             2003
                                           ------------------------------     ---------------------------
Basic common shares outstanding                    10,285,312   9,466,651       10,400,941      9,461,047
Common stock equivalents                                1,848     713,087           59,719        586,276
                                           ------------------------------     ---------------------------
Diluted common shares outstanding                  10,287,160  10,179,738       10,460,660     10,047,323
                                           ==============================     ===========================

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

9. SUBSEQUENT EVENT

On October 10, 2003, the Company acquired the software business of Digital Paper Corporation(TM) ("Digital Paper"), a provider of document access and collaboration solutions. Total consideration paid of $2,405,502 included $1,601,632 in cash and the assumption of certain liabilities of $803,870. The transaction was accounted for as an asset purchase, which includes but is not limited to:
     o all of Digital Paper's intellectual property;
     o several registered and applied-for patents, trademarks, and copyrights;
     o Digital Paper's entire commercial and government customer base; and
     o key personnel.


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

Our total sales and marketing staff consisted of approximately 176 people as of September 30, 2003, located at our 30 current locations, all of which are in the United States.

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

SOFTWARE SALES AND RELATED COSTS. Revenue from sales of procurement software is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions." We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sales price is determinable, and it is probable that collection will occur. Our accounting policy requires that revenue earned and related costs incurred on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue related to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

SALES OF LEASED EQUIPMENT. Sales of leased equipment consists of sales of equipment subject to an existing lease, under which we are lessor, including any underlying financing related to the lease. Sales of equipment subject to an existing lease are recognized when constructive title passes to the purchaser.

OTHER SOURCES OF REVENUE. Amounts charged for Procure+, our e-procurement software package, are recognized as services are rendered. Amounts charged for Manage+, our asset management software service, are recognized on a straight-line basis over the period the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers in the reseller business; and (5) interest and other miscellaneous income. These revenues are included in fee and other income in our consolidated statements of earnings.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net. As of September 30, 2003, capitalized costs, net of amortization, totaled $1,209,723 as compared to $1,316,123 as of March 31, 2003.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of other assets. The Company had $375,628 of capitalized costs as of September 30, 2003 and $293,265 as of March 31, 2003

RESULTS OF OPERATIONS - Three and Six Months Ended September 30, 2003 Compared to Three and Six Months Ended September 30, 2002

Total revenues generated by the Company during the three-month period ended September 30, 2003 were $85,636,731 compared to revenues of $82,329,115 during the comparable period in the prior fiscal year, an increase of 4.0%. Total revenues generated by the Company during the six-month period ended September 30, 2003 were $165,504,249 compared to revenues of $154,660,427 during the comparable period in the prior fiscal year, an increase of 7.0%. The increases are primarily the result of increased sales of product. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS".

Sales revenue, which includes sales of product and sales of leased equipment, increased 6.5% to $70,380,144 during the three-month period ended September 30, 2003, as compared to $66,106,169 generated during the corresponding period in the prior fiscal year. For the six-month period ended September 30, 2003, sales increased 9.8% to $135,675,931 from $123,604,211 generated during the corresponding period in the prior fiscal year.

Sales of product are generated primarily through the Company's technology sales business unit subsidiaries and represented 100% of total sales revenue for the three and six months ended September 30, 2003 as compared to 100% and 96.3% for the three and six months ended September 30, 2002. Sales of product increased 6.5% to $70,380,144 during the three months ended September 30, 2003 compared to $66,106,169 generated during the comparable period in the prior fiscal year. Sales of product increased 14.0% to $135,675,931 during the six months ended September 30, 2003 compared to $118,992,908 generated during the comparable period in the prior fiscal year. The increase is due to a general improvement in the economy and increased demand from customers. Included in the sales of product in our technology sales business unit are certain service revenues which are bundled with sales of equipment and are integral to the successful delivery of such equipment. The increase was a result of higher sales within our technology sales business unit subsidiaries. The Company realized a gross margin on sales of product of 11.4% and 11.6% for the three and six months ended
September 30, 2003 and 12.9% and 12.9% for the three and six months ended September 30, 2002. The Company's gross margin on sales of product is affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended September 30, 2003 and 2002, the Company recognized no sales of leased equipment. During the six months ended September 30, 2003 the Company recognized no sales of leased equipment, but recognized $4,611,303 during the six months ended September 30, 2002. During the six months ended September 30, 2002, the Company recognized a gross margin on leased equipment sales of 1.7%. Leased equipment sales reflects equity that the Company sold to outside investors. Leases that are not equity-sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 140

The Company's lease revenues increased 1.0% to $12,910,616 for the three months ended September 30, 2003 compared with $12,790,040 during the corresponding period in the prior fiscal year. For the six-month period ending September 30, 2003, lease revenues increased 8.22% to $25,286,163 compared with $23,365,442 during the corresponding period in the prior fiscal year. The increase is the net result of increases in sales of off-lease equipment to lessees, an increase in revenue recognized based on sales of lease receivables, and increased rents from our increasing operating lease portfolio, offset somewhat by decreases in renewal rent revenue, fewer one-time lease related fees and settlements, and decreased earnings on our direct finance lease portfolio.

For the three months ended September 30, 2003, fee and other income decreased 31.7% to $2,345,971 as compared to $3,432,906 in the comparable period in the prior fiscal year. For the six months ended September 30, 2003, fee and other income decreased 41.0% to $4,542,155, as compared to $7,690,774 in the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements' license fees, and interest income. The current period decrease in fee and other income is attributable to settlement money of $2.5 million received from Toshiba during the six months ended September 30, 2002, while no such settlement income was received for the six months ended September 30, 2003. In addition, we received approximately $0.8 million in management fee income from one customer during the three months ended September 30, 2002, with no corresponding management fee income during the comparable period in the current fiscal year. The Company's fee and other income includes earnings from certain transactions which are in the Company's normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 68.8% and 103.6% to $2,396,770 and $4,744,900 during the three and six-month periods ended September 30, 2003 as compared to the same periods in the prior fiscal year. The increase is the result of an increase in lease depreciation, specifically depreciation on the increased operating lease assets and on the Company's matured lease portfolio

Professional and other fees increased 18.3%, or $127,126 for the three months ended September 30, 2003 as compared to the comparable period in the prior year. This increase is primarily due to increased broker fees incurred during the three months ended September 30, 2003. Professional and other fees decreased 8.9%, or $129,901 for the six months ended September 30, 2003 as compared to the comparable period in the prior year. This decrease was primarily the result of decreased expenses related to the Company's outside technical services.

Salaries and benefits expenses decreased 17.6% and 11.6% to $9,999,685 and $20,146,877 during the three and six-month periods ended September 30, 2003 over the same periods in the prior year. Salaries and benefits expense decreased due to a reduction in the average number of employees during the three and six months ended September 30, 2003 as compared to the three and six months ended September 30, 2002. The Company employed approximately 540 and 575 people as of September 30, 2003 and 2002, respectively.

The Company's general and administrative expenses decreased 6.3% to $3,662,850 during the three months ended September 30, 2003, and decreased 0.8% to $7,479,303 during the six months ended September 30, 2003, as compared to the same periods in the prior fiscal year. The decreases are due primarily to the decrease in personnel and related office space.

Interest and financing costs incurred by the Company for the three and six-month periods ended September 30, 2003 decreased 19.4% and 23.6% to $1,826,595 and $3,572,943 because our weighted average interest rate on new lease-related non-recourse debt decreased during the three and six months ended September 30, 2003, as compared to the same periods in the prior fiscal year, offset slightly by increased borrowing under the Company's lines of credit. Interest and financing costs relate to interest costs on the Company's indebtedness, both lease-specific and general working capital. Payments for interest costs on the majority of the Company's non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $1,860,705 for the three months ended September 30, 2003 from $1,765,930 for the three months ended September 30, 2002, reflecting effective income tax rates of 41% for the three months ended September 30, 2003 and 2002. The Company's provision for income taxes increased to $3,338,803 for the six months ended September 30, 2003 from $3,139,132 for the six months ended September 30, 2002, reflecting effective income tax rates of 40% for the six months ended September 30, 2003 and 41% for the six months ended September 30, 2002. The reduction in the effective tax rate for the period ended September 30, 2003 as compared to the comparable period in the prior year is due primarily to "bonus depreciation" tax laws put into effect in prior years.

The foregoing resulted in a 6.3% increase in net earnings to $2,704,877 for the three-month period ended September 30, 2003 as compared to the same period in the prior fiscal year and a 10.8% increase in net earnings to $5,008,205 for the six-month period ended September 30, 2003 as compared to the same period in the prior fiscal year. Basic and fully diluted earnings per common share were $0.29 and $0.27 for the three months ended September 30, 2003, as compared to $0.25 and $0.25 for the three months ended September 30, 2002. Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2003 were 9,466,651 and 10,179,738, respectively. For the three months ended September 30, 2002, the basic and diluted weighted average shares outstanding were 10,285,312 and 10,287,160, respectively. Basic and fully diluted earnings per common share were $0.53 and $0.50 for the six months ended September 30, 2003, as compared to $0.43 and $0.43 for the six months ended September 30, 2002. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2003 were 9,461,047 and 10,047,323, respectively. For the six months ended September 30, 2002, the basic and diluted weighted average shares outstanding were 10,400,491 and 10,460,660, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended September 30, 2003, the Company used cash flows in operating activities of $347,706 and used cash flows in investing activities of $16,992,984. Cash flows generated by financing activities amounted to $12,214,582 during the same period. The effect of exchange rate changes during the period provided cash flows of $51,321. The net effect of these cash flows was a net decrease in cash and cash equivalents of $5,074,787 during the six-month period. During the same period, the Company's total assets increased $15,401,953, or 5.5%. The cash balance at September 30, 2003 was $22,709,303 as compared to $27,784,090 at March 31, 2003.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. The Company has programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, the Company has regularly funded its leasing activities with Citizens Leasing Corporation, GE Capital Corporation, De Lage Landen Financial Services, Inc., Hitachi Leasing America, and Fifth Third Bank, among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion. During the six-month period ended September 30, 2003, the Company's lease related non-recourse debt portfolio increased 6.7% to $123,378,815.

Whenever possible and desirable, the Company arranges for equity investment financing which includes selling assets, including the residual portions, to third parties and financing the equity investment on a non-recourse basis. The Company generally retains customer control and operational services, and has minimal residual risk. The Company usually preserves the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed upon return on its investment. We actively sell or finance our equity investment with Bank of America, Fleet Business Credit Corporation and GE Capital Corporation, among others.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of September 30, 2003, the Company had $8,536,699 of unpaid equipment cost, as compared to $5,635,776 at March 31, 2003.

The Company's "Accrued expenses and other liabilities" includes deferred income, accrued salaries and benefits, and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of September 30, 2003, the Company had $14,039,560 of accrued expenses and other liabilities.

Working capital for our leasing business is provided through a $45,000,000 credit facility expiring on July 21, 2006. Participating in this facility are Branch Banking and Trust Company, Bank of America, and National City Bank as agent. Each bank has committed $15,000,000 to the facility. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility is secured by certain of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment. In addition, we have entered into pledge agreements for the stock of each of our Subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. As of September 30, 2003, the Company had no outstanding balance on this facility. In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.

Borrowings under the National City Bank facility will bear interest at LIBOR plus 175 basis points or, at our option, at an alternative base rate which is the higher of (i) the prime commercial lending rate of the Administrative Agent, in its individual capacity as a bank, as announced from time to time at its head office, or (ii) the Federal Funds Rate plus 1/2 of 1% (one-half of one percent). The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and leases. Availability under the credit facility may be limited by the asset value of equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to the following: minimum tangible net worth; cash flow coverage ratios; maximum debt to equity ratio; maximum amount of guarantees of subsidiary obligations; mergers; acquisitions; and asset sales.

ePlus Technology of NC, inc., ePlus Technology of PA, inc. and ePlus Technology, inc., until they were merged on March 31, 2003, had separate credit facilities to finance their working capital requirements for inventories and accounts receivable. After the entities were merged into ePlus Technology, inc., the credit facilities were effectively merged into one by GE Commercial Distribution Finance Corporation "GECDF"). The floor planning line from IBM Credit Corporation was terminated on March 31, 2003 and the outstanding balances were subsequently repaid. The traditional business of ePlus Technology as a seller of computer technology and related peripherals and software products is financed through an agreement known as "floor planning" financing in which interest expense for the first thirty to forty-five days, in general, is not charged but is paid by the supplier/distributor. The floor planning liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty to forty-five day time-frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor planning inventory agreement maximum credit limits and actual outstanding balances were as follows:

Floor Plan Supplier               Credit Limit at   Balance as of        Credit Limit at       Balance as of
                                  March 31, 2003    March 31, 2003       September 30, 2003    September 30, 2003
-----------------------------------------------------------------------------------------------------------------
GECDF                             $    26,000,000   $      15,158,501    $     26,000,000      $       19,799,674
IBM Credit Corporation            $             -   $          26,328    $              -      $                -

The facility provided by GECDF requires a guaranty of up to $6,900,000 by ePlus inc. The loss of the GECDF Corporation floor planning facilities, which can occur with 60 days notice from GECDF, could have a material adverse effect on our future results as we currently rely on these facilities for daily working capital and liquidity for our technology sales business and operational accounts payable functions.

In addition to the floor planning financing, ePlus Technology, inc. has an accounts receivable facility through GECDF with a maximum amount that can be borrowed of $7,000,000. As of September 30, 2003 there was an outstanding balance on this facility of $607,500. As of March 31, 2003, the maximum available that could be borrowed under the accounts receivable facility was $7,000,000 and there was an outstanding balance of $2,726,347. Availability under this facility is limited by the collateral base and may be further limited by certain covenants and terms and conditions of the facilities.

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

During the three months ended September 30, 2003 and 2002, the Company repurchased 163,300 and 331,551 shares of its outstanding common stock for a total of $2,278,747 and $1,946,867. During the six months ended September 30, 2003 and 2002, the Company repurchased 163,300 and 371,551 shares of its outstanding common stock for a total of $2,278,747 and $2,293,867. Since the inception of the Company's initial repurchase program on September 20, 2001, and as of September 30, 2003, the Company had repurchased 1,251,784 shares of its outstanding common stock at an average cost of $7.82 per share for a total of $9,789,870. Of the shares repurchased, 331,551 shares were repurchased at a price of $5.87 per share as a result of a settlement that occurred during the quarter ended September 30, 2002.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain statements contained in this report are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below.

Our traditional businesses of equipment leasing and financing and technology sales have the following risks, among others, which are described in the Company's 2003 Form 10-K:

- we may not be able to realize our entire investment in the equipment we lease;

- we depend on creditworthy customers and may not have reserved adequately for credit losses;

- capital spending by our customers may decrease;

- direct marketing by manufacturers -- rather than through distributors -- may affect future sales; and

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company relies upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GECDF facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City facility bears interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. If the amount borrowed is not paid at the end of the rate period, the rate is reset in accordance with the Company's selection and changes in market rates. The GECDF facility bears interest at a market-based variable rate. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of September 30, 2003, the aggregate fair value of our recourse borrowings approximated their carrying value.

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


Item 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), the Company carried out an evaulation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that had materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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


Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable


Item 3.  Defaults Upon Senior Securities
         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

On September 18, 2003, the Company held its annual meeting of stockholders. At the annual meeting, Lawrence S. Herman and C. Thomas Faulders III were elected to the Board of Directors as Class I Directors to hold office for three years until a successor has been duly elected and qualified. The votes were cast as follows:

                            For                 Against                Abstained
                            ----------------------------------------------------
Lawrence S. Herman          8,949,521            0                       165,483
C. Thomas Faulders III      8,948,868            0                       166,136

Immediately upon approval of this item, the Company's directors were Phillip G. Norton, Bruce M. Bowen, Terrence O'Donnell, Lawrence S. Herman, and C. Thomas Faulders III.

Stockholders also voted to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditors for the Company's fiscal year ending March 31, 2004. The votes were cast as follows:

                            For                 Against                Abstained
                            ----------------------------------------------------
                            9,100,286            7,890                     6,828

Stockholders also voted to approve and adopt an amendment to the ePlus inc. Certificate of Incorporation to decrease the number of shares of authorized stock from 52 million shares (consisting of 50 million shares of common stock, par value $0.01 per share, and 2 million preferred shares, par value $0.01 per share) to 27 million shares (consisting of 25 million shares of common stock, par value $0.01 per share, and 2 million preferred shares, par value $0.01 per share). The votes were cast as follows:

                            For                Against                 Abstained
                            ----------------------------------------------------
                            5,961,004            27,752                    4,780

Stockholders also voted to approve an amendment to the ePlus inc. amended and restated long-term incentive plan setting the number of shares of common stock available for awards under the plan at 3,000,000. The votes were cast as follows:

                            For                Against                 Abstained
                            ----------------------------------------------------
                            5,383,470            601,136                   8,930

Item 5.  Other Information
         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit No. Exhibit Description

3.1 Certificate of Incorporation of the Company, filed August 27, 1996 (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).
3.2 Certificate of Amendment of Certificate of Incorporation of the Company, filed September 30, 1997 (Incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).
3.3 Certificate of Amendment of Certificate of Incorporation of the Company, filed October 19, 1999 (Incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).
3.4 Certificate of Amendment of Certificate of Incorporation of the Company, filed May 23, 2002 (Incorporated herein by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 31,
     2002).
3.5 Certificate of Amendment of Certificate of Incorporation of the Company, filed October 1, 2003.
3.6 Bylaws of the Company, as amended to date (Incorporated herein by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).
10.8 Amendment and Restated 1998 Long-Term Incentive Plan.
31.1 Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2 Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1 Statement of the Chief Executive Officer of ePlus inc. pursuant to 18 U.S.C.ss.1350.
32.2 Statement of the Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C.ss.1350.

     (b)  Reports on Form 8-K

On July 25, 2003, the Company furnished a Current Report on Form 8-K enclosing a press release reporting that it had early renewed its credit facility and increased the maximum amount that it can borrow to $45 million. The renewed credit facility will expire on July 21, 2006.

On August 14, 2003, the Company furnished a Current Report on Form 8-K enclosing a press release reporting its financial results for the fiscal quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ePlus inc.


Date: November 13, 2003             /s/ PHILLIP G. NORTON
                                    --------------------------------------------
                                    By: Phillip G. Norton, Chairman of the
                                    Board, President and Chief Executive Officer



Date: November 13, 2003             /s/ STEVEN J. MENCARINI
                                    --------------------------------------------
                                    By: Steven J. Mencarini, Senior Vice
                                    Presidentand Chief Financial Officer