Form 10-Q/A
period 2003-12-31
EPLUS INC
filed 2004-02-17
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

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

  The number of shares of common stock outstanding as of February 10, 2004 was
                                   9,242,158.






                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed Consolidated Balance Sheets as of March 31, 2003 and
                  December 31, 2003                                                          2

                  Condensed Consolidated  Statements of Earnings,  Three Months Ended
                  December 31, 2002 and 2003                                                 3

                  Condensed Consolidated Statements of Earnings, Nine Months Ended
                  December 31, 2002 and 2003                                                 4

                  Condensed Consolidated Statements of Cash Flows, Nine Months
                  Ended December 31, 2002 and 2003                                           5

                  Notes to Condensed Consolidated Financial Statements                       7

         Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition                                                        12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 22

         Item 4.  Controls and Procedures                                                    22


Part II. Other Information:

         Item 1.  Legal Proceedings                                                          23

         Item 2.  Changes in Securities and Use of Proceeds                                  23

         Item 3.  Defaults Upon Senior Securities                                            23

         Item 4.  Submission of Matters to a Vote of Security Holders                        23

         Item 5.  Other Information                                                          23

         Item 6.  Exhibits and Reports on Form 8-K                                           23


Signatures                                                                                   24

ePlus inc. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        As of March 31, 2003   As of December 31, 2003
                                                                       ----------------------  -----------------------
ASSETS
Cash and cash equivalents                                                       $ 27,784,090             $ 26,846,432
Accounts  receivable,  net of allowance for doubtful
   accounts of $3,346,055 and $2,573,114 as of
   March 31, 2003 and December 31, 2003, respectively                             38,384,841               47,345,276
Notes receivable                                                                      53,098                   78,085
Inventories                                                                        1,373,168                1,462,180
Investment in leases and leased equipment - net                                  182,169,324              189,280,156
Property and equipment - net                                                       5,249,087                5,798,131
Goodwill                                                                          19,147,132               20,206,520
Other assets                                                                       4,779,946                5,567,787
                                                                       ----------------------  -----------------------
TOTAL ASSETS                                                                    $278,940,686             $296,584,567
                                                                       ======================  =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable - equipment                                                    $  5,635,776             $  5,762,787
Accounts payable - trade                                                          25,914,385               21,337,246
Accrued expenses and other liabilities                                            14,598,802               22,895,681
Income taxes payable                                                                      -                 2,523,698
Recourse notes payable                                                             2,736,298                    6,946
Nonrecourse notes payable                                                        115,678,353              124,007,578
Deferred tax liability                                                             4,760,029                6,283,485
                                                                       ----------------------  -----------------------
Total Liabilities                                                               $169,323,643             $182,817,421
COMMITMENTS AND CONTINGENCIES                                                             -                        -
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued or outstanding                                                             -                        -
Common stock, $.01 par value;  50,000,000 shares  authorized,  10,540,135 issued and 9,451,651 outstanding at March 31, 2003; and 25,000,000 shares
   authorized, 10,681,187 issued and 9,264,458 outstanding at December 31, 2003 $    105,400             $    106,812
Additional paid-in capital                                                        62,905,727               64,057,233
Treasury Stock, at cost, 1,088,484 at March 31, 2003 and 1,415,784 shares at
   December 31, 2003                                                              (7,511,124)             (12,182,751)
Retained earnings                                                                 54,057,732               61,718,824
Accumulated other comprehensive income -
   Foreign currency translation adjustment                                            59,308                   67,028
                                                                       ----------------------  -----------------------
Total Stockholders' Equity                                                       109,617,043              113,767,146
                                                                       ----------------------  -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $278,940,686             $296,584,567
                                                                       ======================  =======================
See Notes to Condensed Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                                                                                      Three months ended
                                                                                          December 31,
                                                                                2002                     2003
                                                                       ----------------------  -----------------------
REVENUES

Sales of product                                                                $ 55,458,839             $ 63,325,161
Sales of leased equipment                                                            897,984                       -
                                                                       ----------------------  -----------------------
                                                                                  56,356,823               63,325,161

Lease revenues                                                                    12,381,795               12,863,921
Fee and other income                                                               4,525,048                3,611,337
                                                                       ----------------------  -----------------------
                                                                                  16,906,843               16,475,258
                                                                       ----------------------  -----------------------
TOTAL REVENUES                                                                    73,263,666               79,800,419
                                                                       ----------------------  -----------------------

COSTS AND EXPENSES

Cost of sales, product                                                            49,019,350               55,762,511
Cost of sales, leased equipment                                                      922,926                       -
                                                                       ----------------------  -----------------------
                                                                                  49,942,276               55,762,511

Direct lease costs                                                                 2,140,982                3,221,144
Professional and other fees                                                          944,501                1,229,687
Salaries and benefits                                                             10,786,703                9,842,038
General and administrative expenses                                                3,132,800                3,785,695
Interest and financing costs                                                       1,920,372                1,636,713
                                                                       ----------------------  -----------------------
                                                                                  18,925,358               19,715,277

                                                                       ----------------------  -----------------------
TOTAL COSTS AND EXPENSES                                                          68,867,634               75,477,788
                                                                       ----------------------  -----------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                         4,396,032                4,322,631

PROVISION FOR INCOME TAXES                                                         1,802,376                1,729,052
                                                                       ----------------------  -----------------------

NET EARNINGS                                                                    $  2,593,656             $  2,593,579
                                                                       ======================  =======================

NET EARNINGS PER COMMON SHARE - BASIC                                           $       0.26             $       0.28
                                                                       ======================  =======================
NET EARNINGS PER COMMON SHARE - DILUTED                                         $       0.26             $       0.26
                                                                       ======================  =======================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                        9,992,133                9,308,979
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                     10,028,509                9,968,245

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                                      Nine months ended
                                                                                         December 31,
                                                                                2002                    2003
                                                                       ----------------------  -----------------------
REVENUES

Sales of product                                                                $174,451,748             $199,001,092
Sales of leased equipment                                                          5,509,288                       -
                                                                       ----------------------  -----------------------
                                                                                 179,961,036              199,001,092

Lease revenues                                                                    35,747,237               38,150,085
Fee and other income                                                              12,215,821                8,153,491
                                                                       ----------------------  -----------------------
                                                                                  47,963,058               46,303,576
                                                                       ----------------------  -----------------------
TOTAL REVENUES                                                                   227,924,094              245,304,668
                                                                       ----------------------  -----------------------

COSTS AND EXPENSES

Cost of sales, product                                                           152,939,765              175,638,870
Cost of sales, leased equipment                                                    5,457,927                       -
                                                                       ----------------------  -----------------------
                                                                                 158,397,692              175,638,870

Direct lease costs                                                                 4,471,986                7,966,044
Professional and other fees                                                        2,411,259                2,566,545
Salaries and benefits                                                             33,599,040               30,599,139
General and administrative expenses                                               10,391,118               10,654,776
Interest and financing costs                                                       6,597,048                5,209,656
                                                                       ----------------------  -----------------------
                                                                                  57,470,451               56,996,160
                                                                       ----------------------  -----------------------
TOTAL COSTS AND EXPENSES                                                         215,868,143              232,635,030

                                                                       ----------------------  -----------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                                        12,055,951               12,669,638

PROVISION FOR INCOME TAXES                                                         4,941,509                5,067,855
                                                                       ----------------------  -----------------------

NET EARNINGS                                                                    $  7,114,442             $  7,601,783
                                                                       ======================  =======================

NET EARNINGS PER COMMON SHARE - BASIC                                           $       0.70             $       0.81
                                                                       ======================  =======================
NET EARNINGS PER COMMON SHARE - DILUTED                                         $       0.69             $       0.76
                                                                       ======================  =======================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                       10,228,007                9,410,173
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                     10,280,813               10,054,689

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         December 31,
                                                                                2002                    2003
                                                                       ----------------------  -----------------------
Cash Flows From Operating Activities:
Net earnings                                                                    $  7,114,442             $  7,601,783
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                    5,181,150                7,402,498
  Provision for credit losses                                                        177,602                  742,569
  Deferred taxes                                                                   6,429,501                1,523,456
  Payments from lessees directly to lenders - operating leases                      (376,468)              (1,750,707)
  Loss on disposal of property and equipment                                          65,850                1,234,987
  Changes in:
   Accounts receivable                                                           (20,331,096)              (9,429,657)
   Other receivables                                                                  35,482                  (24,987)
   Inventories                                                                      (506,235)                 (89,012)
   Other assets                                                                    3,385,168                 (785,881)
   Accounts payable - equipment                                                   (2,187,075)                 127,011
   Accounts payable - trade                                                        5,789,503               (4,590,320)
   Salaries and commissions payable, accrued
    expenses and other liabilities                                                (2,228,351)               10,087,474
                                                                       ----------------------  -----------------------
      Net cash provided by operating activities                                    2,549,473                12,049,214
                                                                       ----------------------  -----------------------

Cash Flows From Investing Activities:
Purchases of operating lease equipment                                            (6,941,090)             (16,472,586)
Increase in investment in direct financing and sales-type leases                 (24,444,647)              (3,779,286)
Purchases of property and equipment                                               (1,213,413)              (2,860,907)
Proceeds from sale of operating equipment                                                -                    307,502
Purchase of certain assets of Digital Paper Corporation                                  -                 (1,601,632)
                                                                       ----------------------  -----------------------
      Net cash used in investing activities                                      (32,599,150)             (24,406,909)
                                                                       ----------------------  -----------------------

Cash Flows From Financing Activities:
Borrowings:
 Nonrecourse                                                                      92,505,259               63,840,382
 Recourse                                                                          1,448,388                  607,500
Repayments:
 Nonrecourse                                                                     (65,004,890)             (46,239,312)
 Recourse                                                                         (2,035,004)              (3,336,852)
Pay-off of recourse debt due to settlement                                           (99,659)                      -
Write-off of nonrecourse debt due to bankruptcy                                   (1,838,286)                      -
Proceeds from issuance of capital stock, net of expenses                             415,998                1,152,918
Purchase of treasury stock                                                        (6,021,123)              (4,671,627)
Net repayment of lines of credit                                                  (1,000,302)                      -
                                                                       ----------------------  -----------------------
      Net cash provided by financing activities                                   18,370,381               11,353,009
                                                                       ----------------------  -----------------------

Effect of Exchange Rate Changes on Cash                                                   -                    67,028

Net Decrease in Cash and Cash Equivalents                                        (11,679,296)                (937,658)

                                                                                      Nine Months Ended
                                                                                         December 31,
                                                                                2002                    2003
                                                                       ----------------------  -----------------------
Cash and Cash Equivalents, Beginning of Period                                    28,223,503               27,784,090
                                                                       ----------------------  -----------------------

Cash and Cash Equivalents, End of Period                                        $ 16,544,207             $ 26,846,432
                                                                       ======================  =======================

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                                          $  6,037,026             $  2,593,793
                                                                       ======================  =======================
Cash paid for income taxes                                                      $  1,333,698             $    313,606
                                                                       ======================  =======================


Noncash Investing and Financing Activities:
     The Company purchased certain assets of Digital Paper
     Corporation for $1,601,632. In conjunction with this acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                                                                       $  2,378,288
     Cash paid for the assets                                                                            $  1,601,632
     Liabilities assumed                                                                                 $    776,656

See Notes To Condensed Consolidated Financial Statements.

                           ePlus inc. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of ePlus inc. and subsidiaries (the "Company") included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were normal, recurring accruals. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

2. STOCK BASED COMPENSATION

As of December 31, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation:

                                                       Three Months Ended             Nine Months Ended
                                                          December 31,                  December 31,
                                                     2002             2003            2002          2003
                                               ------------    ------------    ------------  ------------
Net earnings, as reported                       $2,593,656      $2,593,579      $7,114,442    $7,601,783

Stock based compensation expense                  (913,482)       (626,838)     (2,740,446)   (1,880,513)
                                               ------------    ------------    ------------  ------------
Net earnings, pro forma                         $1,680,174      $1,966,741      $4,373,996    $5,721,270
                                               ============    ============    ============  ============

Basic earnings per share, as reported               $0.26            $0.28             $0.70       $0.81
Basic earnings per share, pro forma                 $0.17            $0.21             $0.43       $0.61
Diluted earnings per share, as reported             $0.26            $0.26             $0.69       $0.76
Diluted earnings per share, pro forma               $0.17            $0.20             $0.43       $0.57

3.  RECLASSIFICATIONS

Certain service revenues and related costs which were directly related to the sale of certain products have been reclassified for the three and nine months ended December 31, 2002 to conform to our current reporting format. For the three months ended December 31, 2002, $2.6 million of revenue was reclassified from fee and other income to sales of product, and $1.0 million of costs were reclassified from salaries and benefits to cost of sales, product. For the nine months ended December 31, 2002, $6.6 million of revenue was reclassified from fee and other income to sales of product, and $2.4 million of costs were reclassified from salaries and benefits to cost of sales, product.

4. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                                  As of
                                                                     March 31, 2003    December 31, 2003
                                                                             (In Thousands)
                                                                    ----------------  -------------------
Investment in direct financing and sales-type leases - net               $  173,394           $  168,536
Investment in operating lease equipment - net                                 8,775               20,744
                                                                    ----------------  -------------------
Investments in leases and leased equipment - net                         $  182,169           $  189,280
                                                                    ================  ===================

The Company's net investment in leases is collateral for non-recourse and recourse equipment notes, if any.

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:

                                                                                 As of
                                                                     March 31, 2003    December 31, 2003
                                                                             (In Thousands)
                                                                    ----------------  -------------------
Minimum lease payments                                                   $  168,385           $  163,080
Estimated unguaranteed residual value                                        26,631               25,487
Initial direct costs, net of amortization (1)                                 3,072                2,487
Less:  Unearned lease income                                                (21,287)             (19,087)
       Reserve for credit losses                                             (3,407)              (3,431)
                                                                    ----------------  -------------------
Investment in direct financing and sales-
    type leases - net                                                    $  173,394           $  168,536
                                                                    ================  ===================

(1) Initial direct costs are shown net of amortization of $3,691 and $2,125 at March 31 and December 31, 2003, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating lease equipment primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on month-to-month basis. The components of the net investment in operating lease equipment are as follows:

                                                                                 As of
                                                                     March 31, 2003    December 31, 2003
                                                                             (In Thousands)
                                                                    ----------------  -------------------
Cost of equipment under operating leases                                 $   12,824            $  27,516
Less:  Accumulated depreciation and amortization                             (4,049)              (6,772)
                                                                    ----------------  -------------------
Investment in operating lease equipment - net                            $    8,775            $  20,744
                                                                    ================  ===================


5. RESERVES FOR CREDIT LOSSES

As of March 31 and December 31, 2003, the Company's reserves for credit losses were $6,753,431 and $6,004,490, respectively. The Company's reserves for credit losses are segregated between our accounts receivable and our leased assets as follows (in thousands):


                                                   Accounts             Leased
                                                  Receivable            Assets               Total
                                                ---------------  ---------------------  -----------------
                  Balance April 1, 2002                 $3,719                 $3,052          $   6,771

                  Provision for bad debts                  176                    440                616
                  Recoveries                              (140)                    -                (140)
                  Write-offs and other                    (409)                   (85)              (494)
                                                ---------------  ---------------------  -----------------
                  Balance March 31, 2003                $3,346                 $3,407          $   6,753
                                                ===============  =====================  =================

                  Provision for bad debts               $  271                 $   24             $  295
                  Write-offs and other                  (1,044)                     -             (1,044)
                                                ---------------  ---------------------  -----------------
                  Balance December 31, 2003             $2,573                 $3,431             $6,004
                                                ===============  =====================  =================

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

                                                                          Technology
                                                   Financing                 Sales
                                                   Business                Business
                                                     Unit                    Unit                  Total
                                                --------------------  ----------------  -----------------
Three months ended December 31, 2002
Sales                                                  $  1,365,673     $  54,991,150       $ 56,356,823
Lease revenues                                           12,381,795                -          12,381,795
Fee and other income                                      3,388,575         1,136,473          4,525,048
                                                --------------------  ----------------  -----------------
     Total revenues                                      17,136,043        56,127,623         73,263,666
Cost of sales                                             1,572,120        48,370,156         49,942,276
Direct lease costs                                        2,140,982                -           2,140,982
Selling, general and administrative and
 professional fees expenses                               6,711,382         8,152,622         14,864,004
                                                --------------------  ----------------  -----------------
Segment earnings                                          6,711,559          (395,155)         6,316,404
Interest expense                                          1,794,348           126,024          1,920,372
                                                --------------------  ----------------  -----------------
   Earnings before income taxes                        $  4,917,211     $    (521,179)      $  4,396,032
                                                ====================  ================  =================

Assets                                                 $223,773,469     $  49,676,309       $273,449,778
                                                ====================  ================  =================



                                                                          Technology
                                                   Financing                 Sales
                                                   Business                Business
                                                     Unit                    Unit                  Total
                                                --------------------  ----------------  -----------------
Three months ended December 31, 2003
Sales                                                $      701,084     $  62,624,077     $   63,325,161
Lease revenues                                           12,863,921                -          12,863,921
Fee and other income                                      1,482,004         2,129,333          3,611,337
                                                --------------------  ----------------  -----------------
     Total revenues                                      15,047,009        64,753,410         79,800,419
Cost of sales                                               769,311        54,993,200         55,762,511
Direct lease costs                                        3,221,144                -           3,221,144
Selling, general and administrative and
 professional fees expenses                               5,624,461         9,232,959         14,857,420
                                                --------------------  ----------------  -----------------
Segment earnings                                          5,432,093           527,251          5,959,344
Interest expense                                          1,590,546            46,167          1,636,713
                                                --------------------  ----------------  -----------------
     Earnings before income taxes                    $    3,841,547     $     481,084     $    4,322,631
                                                ====================  ================  =================
Assets                                               $  252,146,948     $  44,437,619     $  296,584,567
                                                ====================  ================  =================

Nine months ended December 31, 2002
Sales                                                $    6,896,086     $ 173,064,950     $  179,961,036
Lease revenues                                           35,747,237                -          35,747,237
Fee and other income                                      8,456,211         3,759,610         12,215,821
                                                --------------------  ----------------  -----------------
     Total revenues                                      51,099,534       176,824,560        227,924,094
Cost of sales                                             7,510,294       150,887,398        158,397,692
Direct lease costs                                        4,471,986                -           4,471,986
Selling, general and administrative and
 professional fees expenses                              20,797,344        25,604,073         46,401,417
                                                --------------------  ----------------  -----------------
Segment earnings                                         18,319,910           333,089         18,652,999
Interest expense                                          6,246,410           350,638          6,597,048
                                                --------------------  ----------------  -----------------
     Earnings before income taxes                    $   12,073,500     $     (17,549)    $   12,055,951
                                                ====================  ================  =================
Assets                                               $  223,773,469     $  49,676,309     $  273,449,778
                                                ====================  ================  =================

Nine months ended December 31, 2003
Sales                                                $    2,120,262     $ 196,880,830     $  199,001,092
Lease revenues                                           38,150,085                -          38,150,085
Fee and other income                                      2,891,386         5,262,105          8,153,491
                                                --------------------  ----------------  -----------------
     Total revenues                                      43,161,733       202,142,935        245,304,668
Cost of sales                                             2,049,166       173,589,704        175,638,870
Direct lease costs                                        7,966,044                -           7,966,044
Selling, general and administrative and
 professional fees expenses                              17,173,997        26,646,463         43,820,460
                                                --------------------  ----------------  -----------------
Segment earnings                                         15,972,526         1,906,768         17,879,294
Interest expense                                          4,994,633           215,023          5,209,656
                                                --------------------  ----------------  -----------------
     Earnings before income taxes                    $   10,977,893     $   1,691,745     $   12,669,638
                                                ====================  ================  =================
Assets                                               $  252,146,948     $  44,437,619     $  296,584,567
                                                ====================  ================  =================

7. EARNINGS PER SHARE

The weighted average number of common shares used in determining basic and diluted net income per share for the three and nine months ended December 31, 2002 and 2003 are as follows:

                                                      Three Months Ended              Nine Months Ended
                                                         December 31,                    December 31,
                                                     2002             2003            2002          2003
                                               ------------    ------------    ------------  ------------
Basic common shares outstanding                  9,992,133       9,308,979      10,228,007     9,410,173
Common stock equivalents                            36,376         659,266          52,806       644,516
                                              -------------    ------------    ------------  ------------
Diluted common shares outstanding               10,028,509       9,968,245      10,280,813    10,054,689
                                              =============    ============    ============  ============


8. COMMITMENTS AND CONTINGENCIES

The Company is not party to any material legal proceedings. We are engaged in ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, it is management's opinion that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

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

We currently derive the majority of our revenue from sales and financing of information technology and other assets. We have expanded our product and service offerings under the Enterprise Cost Management ("eECM") model which represents the continued evolution of our original implementation of ePlus e-commerce products entitled ePlusSuite. Our eECM model is our framework for combining IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

Our total sales and marketing staff consisted of approximately 178 people as of December 31, 2003, located at our 32 current locations, of which 31 are in the United States and 1 is in Canada.

On May 15, 2001, we acquired from ProcureNet, Inc. the e-commerce procurement software asset, products, and software technology for cleaning and categorizing product descriptions for e-commerce catalogues. On October 10, 2003, the Company acquired the software business of Digital Paper Corporation, a provider of document access and collaboration solutions. These combined software products and services and the associated expenses with these business acquisitions have substantially increased our expenses, and the ability to sell these services and products is expected to fluctuate depending on the customer demand for these products and services, which to date is still unproven. These products and services are included in our technology sales business unit segment, combined with our other sales of IT products and services. Our leasing and financing activities are included in our financing business unit segment in our financial statements.

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

We classify our lease transactions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," as: (1) direct financing; (2) sales-type; or (3) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

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

We seek to realize the estimated  residual value at lease  termination  through:
(1) renewal or extension of the original lease; (2) sale of the equipment either to the lessee or on the secondary market; or (3) lease of the equipment to a new customer. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in equipment sales revenues and cost of equipment sales when title is transferred to the buyer. For lease periods subsequent to the initial term, month-to-month continuation transactions, our policy regarding recognized revenues is upon the payment by the lessee.

INITIAL DIRECT COSTS. Initial direct costs related to the origination of direct financing or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

SALES OF PRODUCT. Sales of product includes the following types of transactions:
(1) sales of new or used  equipment  which is not  subject to any type of lease;
(2) service revenue in our technology sales business unit; (3) sales of off-lease equipment to the secondary market; and (4) sales of procurement software. Sales of new or used equipment are recognized upon shipment and sales of off-lease equipment are recognized when constructive title passes to the purchaser. Service revenue is recognized as the related services are rendered.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net. As of December 31, 2003, capitalized costs, net of amortization, totaled $1,685,623 as compared to $1,316,123 as of March 31, 2003.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of other assets. The Company had $1,128,244 of capitalized costs as of December 31, 2003 and $293,265 as of March 31, 2003.


RESULTS OF OPERATIONS - Three and Nine Months Ended December 31, 2003 Compared to Three and Nine Months Ended December 31, 2002

Total revenues generated by the Company during the three-month period ended December 31, 2003 were $79,800,419 compared to revenues of $73,263,666 during the comparable period in the prior fiscal year, an increase of 8.9%. Total revenues generated by the Company during the nine-month period ended December 31, 2003 were $245,304,668 compared to revenues of $227,924,094 during the comparable period in the prior fiscal year, an increase of 7.6%. The increases are primarily the result of increased sales of product. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS".

Sales revenue, which includes sales of product and sales of leased equipment, increased 12.4% to $63,325,161 during the three-month period ended December 31, 2003, as compared to $56,356,823 generated during the corresponding period in the prior fiscal year. For the nine-month period ended December 31, 2003, sales increased 10.6% to $199,001,092 from $179,961,036 generated during the corresponding period in the prior fiscal year.

Sales of product are generated primarily through the Company's technology sales business unit subsidiaries and represented 100% of total sales revenue for the three and nine months ended December 31, 2003 as compared to 98.4% and 96.9% for the three and nine months ended December 31, 2002. Sales of product increased 14.2% to $63,325,161 during the three months ended December 31, 2003 compared to $55,458,839 generated during the comparable period in the prior fiscal year. Sales of product increased 14.1% to $199,001,092 during the nine months ended December 31, 2003 compared to $174,451,748 generated during the comparable period in the prior fiscal year. The increase is due to a general improvement in the economy and increased demand from customers. Included in the sales of product in our technology sales business unit are certain service revenues which are bundled with sales of equipment and are integral to the successful delivery of such equipment. The increase was a result of higher sales within our technology sales business unit subsidiaries. The Company realized a gross margin on sales of product of 11.9% and 11.7% for the three and nine months ended
December 31, 2003 and 11.6% and 12.3% for the three and nine months ended December 31, 2002. The Company's gross margin on sales of product is affected by the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the three months ended December 31, 2003 and 2002, the Company recognized $ 0.00 and $ 897,984, respectively. During the nine months ended December 31, 2003 the

Company recognized no sales of leased equipment, but recognized $5,509,288 during the nine months ended December 31, 2002. During the nine months ended December 31, 2002, the Company recognized a gross margin on leased equipment sales of 0.9%. Leased equipment sales reflects equity that the Company sold to outside investors. Leases that are not equity-sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale.

The Company's lease revenues increased 3.9% to $12,863,921 for the three months ended December 31, 2003 compared with $12,381,795 during the corresponding period in the prior fiscal year. For the nine-month period ending December 31, 2003, lease revenues increased 6.7% to $38,150,085 compared with $35,747,237 during the corresponding period in the prior fiscal year. The increase is attributable to an increase in rents from our increasing operating lease portfolio, as well as the timing of any debt funding recognized in accordance with SFAS No. 140, offset somewhat by decreases in renewal rent revenue and decreased earnings on our direct finance lease portfolio.

For the three months ended December 31, 2003, fee and other income decreased 20.2% to $3,611,337 as compared to $4,525,048 in the comparable period in the prior fiscal year. For the nine months ended December 31, 2003, fee and other income decreased 33.3% to $8,153,491, as compared to $12,215,821 in the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements' license fees, and interest income. The decrease in fee and other income is attributable to settlement money of $2.5 million received from one of the Company's equipment vendors during the nine months ended December 31, 2002, while no such settlement income was received for the nine months ended December 31, 2003. In addition, ePlus Government earned fee income totaling $2.4 million during the December 2002 quarter, as compared to the December 2003 quarter earnings of $0.2 million. During the nine-month period ended December 31, 2002, we received approximately $0.8 million in management fee income from one customer that has no corresponding fee income during the comparable period in the current fiscal year. Lastly, starting on April 1, 2003, certain service revenues in fee income were reclassified to sales of equipment. The Company's fee and other income includes earnings from certain transactions which are in the Company's normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. As the three months ended December 31, 2003 indicate, the Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 50.5% and 78.1% to $3,221,144 and $7,966,044 during the three and nine-month periods ended December 31, 2003 as compared to the same periods in the prior fiscal year. The increase is the result of an increase in lease depreciation, specifically depreciation on operating lease assets that have increased from a net book value of $5,235,058 to $20,744,465 on December 31, 2002 and December 31, 2003, respectively, and on the Company's matured lease portfolio.

Professional and other fees increased 30.2%, or $285,186 for the three months ended December 31, 2003 as compared to the comparable period in the prior year. This increase is primarily due to increased broker fees incurred during the three months ended December 31, 2003. Professional and other fees increased 6.4%, or $155,286, for the nine months ended December 31, 2003 as compared to the comparable period in the prior year. This increase relates to the increased broker fees incurred during the third quarter of the current fiscal year.

Salaries and benefits expenses decreased 8.8% and 8.9% to $9,842,038 and $30,599,139 during the three and nine-month periods ended December 31, 2003 over the same periods in the prior year. Salaries and benefits expense decreased due to a reduction in the average number of employees during the three and nine months ended December 31, 2003 as compared to the three and nine months ended December 31, 2002. The Company employed approximately 545 and 564 people as of December 31, 2003 and 2002, respectively.

The Company's general and administrative expenses increased 20.8% to $3,785,695 during the three months ended December 31, 2003, and increased 2.5% to $10,654,776 during the nine months ended December 31, 2003, as compared to the same periods in the prior fiscal year. The increases are due primarily to increases in business and health insurance, as well as an increase in subscription costs.

Interest and financing costs incurred by the Company for the three and nine months ended December 31, 2003 decreased 14.8% and 21.0% to $1,636,713 and $5,209,656 because our weighted average interest rate on new lease-related non-recourse debt decreased during the three and nine months ended December 31, 2003, as compared to the same periods in the prior fiscal year. Interest and financing costs relate to interest costs on the Company's indebtedness, both lease-specific and general working capital. Payments for interest costs on the majority of the Company's non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes decreased to $1,729,052 for the three months ended December 31, 2003 from $1,802,376 for the three months ended December 31, 2002, reflecting effective income tax rates of 40% and 41% for the three months ended December 31, 2003 and 2002, respectively. The Company's provision for income taxes increased to $5,067,855 for the nine months ended December 31, 2003 from $4,941,509 for the nine months ended December 31, 2002, reflecting effective income tax rates of 40% for the nine months ended December 31, 2003 and 41% for the nine months ended December 31, 2002. The reduction in the effective tax rate for the period ended December 31, 2003 as compared to the comparable period in the prior year is due primarily to "bonus depreciation" tax laws put into effect in prior years.

The foregoing resulted in an insignificant change in net earnings to $2,593,579 for the three-month period ended December 31, 2003 as compared to the same period in the prior fiscal year and a 6.9% increase in net earnings to $7,601,783 for the nine-month period ended December 31, 2003 as compared to the same period in the prior fiscal year. Basic and fully diluted earnings per common share were $0.28 and $0.26 for the three months ended December 31, 2003, as compared to $0.26 and $0.26 for the three months ended December 31, 2002.
Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2003 were 9,308,979 and 9,968,245, respectively. For the three months ended December 31, 2002, the basic and diluted weighted average shares outstanding were 9,992,133 and 10,028,509, respectively. Basic and fully diluted earnings per common share were $0.81 and $0.76 for the nine months ended December 31, 2003, as compared to $0.70 and $0.69 for the nine months ended December 31, 2002. Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2003 were 9,410,173 and 10,054,689, respectively. For the nine months ended December 31, 2002, the basic and diluted weighted average shares outstanding were 10,228,007 and 10,280,813, respectively.


LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended December 31, 2003, the Company had cash flows provided by operating activities of $12,049,214 and used cash flows in investing activities of $24,406,909. Cash flows generated by financing activities amounted to $11,353,009 during the same period. The effect of exchange rate changes during the period provided cash flows of $67,028. The net effect of these cash flows was a net decrease in cash and cash equivalents of $937,658 during the nine-month period. During the same period, the Company's total assets increased $17,643,881, or 6.3%. The cash balance at December 31, 2003 was $26,846,432 as compared to $27,784,090 at March 31, 2003.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. The Company has programs with Key Corporate Capital, Inc. and Fleet Business Credit Corporation. In addition to these programs, the Company has regularly funded its leasing activities with Citizens Leasing Corporation, GE Capital Corporation, De Lage Landen Financial Services, Inc., Hitachi Leasing America, and Fifth Third Bank, among others. These programs require that each transaction is specifically approved and done solely at the lender's discretion. During the nine-month period ended December 31, 2003, the Company's lease related non-recourse debt portfolio increased 7.2% to $124,007,578.

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

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of December 31, 2003, the Company had $5,762,787 of unpaid equipment cost, as compared to $5,635,776 at March 31, 2003.

The Company's "Accrued expenses and other liabilities" includes deferred income, accrued salaries and benefits, and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of December 31, 2003, the Company had $22,895,681 of accrued expenses and other liabilities.

Working capital for our leasing business is provided through a $45,000,000 credit facility expiring on July 21, 2006. Participating in this facility are Branch Banking and Trust Company, Bank of America, and National City Bank as agent. Each bank has committed $15,000,000 to the facility. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility is secured by certain of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment. In addition, we have entered into pledge agreements for the stock of each of our Subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. As of December 31, 2003, the Company had no outstanding balance on this facility. In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.

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

Until they were merged on March 31, 2003, ePlus Technology of NC, inc., ePlus Technology of PA, inc. and ePlus Technology, inc. had separate credit facilities to finance their working capital requirements for inventories and accounts receivable. After the entities were merged into ePlus Technology, inc., the credit facilities were effectively merged into one by GE Commercial Distribution Finance Corporation ("GECDF"). The floor planning line from IBM Credit Corporation was terminated on March 31, 2003 and the outstanding balances were subsequently repaid. The traditional business of ePlus Technology as a seller of computer technology and related peripherals and software products is financed through an agreement known as "floor planning" financing in which interest expense for the first thirty to forty-five days, in general, is not charged but is paid by the supplier/distributor. The floor planning liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty to forty-five day time-frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor planning inventory agreement maximum credit limits and actual outstanding balances were as follows:

Floor Plan Supplier          Credit Limit at   Balance as of March     Credit Limit at        Balance as of
                              March 31, 2003         31, 2003         December 31, 2003     December 31, 2003
-----------------------    -----------------   -------------------   -------------------    ------------------
GECDF                      $    26,000,000     $    15,158,501       $    26,000,000        $   14,421,868
IBM Credit Corporation     $            -      $        26,328       $            -         $           -

The facility provided by GECDF requires a guaranty of up to $6,900,000 by ePlus inc. The loss of the GECDF floor planning facilities, which can occur with 60 days notice from GECDF, could have a material adverse effect on our future results as we currently rely on these facilities for daily working capital and liquidity for our technology sales business and operational accounts payable functions.

In addition to the floor planning financing, ePlus Technology, inc. has an accounts receivable facility through GECDF with a maximum amount that can be borrowed of $7,000,000. As of December 31, 2003, there was no outstanding balance on this facility. As of March 31, 2003, the maximum available that could be borrowed under the accounts receivable facility was $7,000,000 and there was an outstanding balance of $2,726,347. Availability under this facility is limited by the collateral base and may be further limited by certain covenants and terms and conditions of the facilities.

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

On September 20, 2001, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of its outstanding common stock for a maximum of $5,000,000 over a period of time ending no later than September 20, 2002. On October 4, 2002, another stock repurchase program previously authorized by the Company's Board of Directors became effective. This program authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending no later than October 3, 2003 and is limited to a cumulative purchase amount of $7,500,000. On October 1, 2003, the Company's Board of Director authorized another stock repurchase program for the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending September 30, 2004, with a cumulative purchase maximum of $ 7,500,000.

During the three months ended December 31, 2003 and 2002, the Company repurchased 164,000 and 522,833 shares of its outstanding common stock for a total of $2,392,880 and $3,727,256. During the nine months ended December 31, 2003 and 2002, the Company repurchased 327,300 and 894,384 shares of its outstanding common stock for a total of $4,671,627 and $6,021,123. Since the inception of the Company's initial repurchase program on September 20, 2001, and as of December 31, 2003, the Company had repurchased 1,415,784 shares of its outstanding common stock at an average cost of $8.605 per share for a total of $12,182,751. Of the shares repurchased, 331,551 shares were repurchased at a price of $5.87 per share as a result of a settlement that occurred during the nine months ended December 31, 2002.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company relies upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GECDF facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City facility bears interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. If the amount borrowed is not paid at the end of the rate period, the rate is reset in accordance with the Company's selection and changes in market rates. The GECDF facility bears interest at a market-based variable rate. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of December 31, 2003, the aggregate fair value of our recourse borrowings approximated their carrying value.

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


Item 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

3.2             Certificate of Amendment of Certificate  of  Incorporation  of the Company,
                filed December 31, 1997 (Incorporated herein by reference to Exhibit 3.2 to the Company's  Quarterly  Report on Form 10-Q for the period ended December
                31, 2002).

3.3             Certificate of Amendment of Certificate  of  Incorporation  of the Company,
                filed October 19, 1999 (Incorporated  herein by reference to Exhibit 3.3 to the Company's  Quarterly  Report on Form 10-Q for the period ended December
                31, 2002).

3.4             Certificate of Amendment of Certificate  of  Incorporation  of the Company,
                filed May 23, 2002 (Incorporated  herein by reference to Exhibit 3.4 to the
                Company's  Quarterly  Report on Form 10-Q for the period ended December 31,
                2002).

3.5             Certificate of Amendment of Certificate  of  Incorporation  of the Company,
                filed October 1, 2003  (Incorporated  herein by reference to Exhibit 3.5 to the Company's  Quarterly Report on Form 10-Q for the period ended September
                30, 2003).

3.6             Bylaws of the Company, as amended to date (Incorporated herein by reference to  Exhibit  3.5 to the  Company's  Quarterly  Report  on Form 10-Q for the
                period ended December 31, 2002).

10.8            Amendment and Restated 1998 Long-Term  Incentive Plan (Incorporated  herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q
                for the period ended September 30, 2003).

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

   (b) Reports on Form 8-K

On October 2, 2003, the Company furnished a Current Report on Form 8-K enclosing a press release reporting the authorization by the Board of Directors of a plan to repurchase up to 3,000,000 shares of the Company's outstanding common stock over a time period ending no later than September 30, 2004 and limited to a cumulative purchase amount of $ 7,500,000.

On November 13, 2003, the Company furnished a Current Report on Form 8-K enclosing a press release reporting its financial results for the fiscal quarter ended September 30, 2003.

On December 2, 2003, the Company furnished a Current Report on Form 8-K enclosing employment agreements with Kley Parkhurst and Steven Mencarini.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ePlus inc.


Date: February 17, 2004            /s/ PHILLIP G. NORTON
                                   ---------------------------------------------
                                   By: Phillip G. Norton, Chairman of the Board,
                                   President and Chief Executive Officer



Date: February 17, 2004           /s/    STEVEN    J.     MENCARINI
                                  ----------------------------------------------
                                  By: Steven J. Mencarini, Senior Vice President
                                  and Chief Financial Officer