Form 10-Q/A
period 2003-09-30
EPLUS INC
filed 2004-06-14
CIK 1022408

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ___ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

The number of shares of common stock outstanding as of November 10, 2003, was 9,298,358.

The Form 10-Q for the period ended September 30, 2003 has been amended to reflect that the Registrant is not an accelerated filer, as previously disclosed. The Registrant incorrectly calculated its public float at September 30, 2003, its most recently completed second quarter for the year ended March 31, 2004. The Registrant indicated on its Form 10-K for the year ended March 31, 2003 that it was not an accelerated filer.

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

                                    ePlus inc.


Date: June 14, 2004                 /s/ PHILLIP G. NORTON
                                    --------------------------------------------
                                    By: Phillip G. Norton, Chairman of the
                                    Board, President and Chief Executive Officer



Date: June 14, 2004                 /s/ STEVEN J. MENCARINI
                                    --------------------------------------------
                                    By: Steven J. Mencarini, Senior Vice
                                    Presidentand Chief Financial Officer