Form 10-Q/A
period 2003-12-31
EPLUS INC
filed 2004-06-14
CIK 1022408

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

The Form 10-Q for the quarter ended December 31, 2003 has been amended to reflect that the Registrant is not an accelerated filer, as previously disclosed. The Registrant incorrectly calculated its public float at September 30, 2003, its most recently completed second quarter for the year ended March 31, 2004. The Registrant indicated on its Form 10-K for the year ended March 31, 2003 that it was not an accelerated filer.

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