Form 10-K
period 2004-03-31
EPLUS INC
filed 2004-06-15
CIK 1022408

Microsoft Word 11.0.5604;





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 2004
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from ______ to _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Company, computed by reference to the closing price at which the stock was sold as of September 30, 2003 was $73,149,632. The outstanding number of shares of common stock of the Company as of June 7, 2004, was 8,915,058.

                       DOCUMENTS INCORPORATED BY REFERENCE



The following documents are incorporated by reference into the indicated parts of this Form 10-K:


Document                                                                                   Part
-----------------------------------------------------------------------------------------------

Portions  of the  Company's  definitive  Proxy  Statement  to be filed  with the
Securities and Exchange  Commission  within 120 days after the Company's  fiscal
year end.                                                                              Part III

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of the Company are not based on historical fact, are based upon numerous assumptions about future conditions that may not occur. Words "believe," "expect," "anticipate," "project," and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to the matters set forth below.

The Company's e-commerce business has a limited operating history. Although it has been in the business of financing and selling information technology equipment since 1990, the Company expects to derive a significant portion of its future revenues from its ePlus Enterprise Cost Management ("eECM") service offering. As a result, the Company will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early stage companies using new and unproven business models in new and evolving markets. Some of these challenges relate to the Company's ability to:

o    increase  the  total  number  of  users of eECM  services;
o    adapt to meet changes in its  markets  and  competitive  developments;  and
o continue to update its technology to enhance the features and functionality of its products.

The Company cannot be certain that its business strategy will be successful or that it will successfully address these and other challenges, risks and uncertainties.

Over the longer term, the Company expects to derive a significant portion of its revenues from eECM services, which is based on an unproven business model. The Company expects to incur increased expenses that may negatively impact profitability. The Company also expects to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development and expansion of this business. As a result, the Company may incur significant losses in its e-commerce offerings in the foreseeable future, which may have a material adverse effect on the future operating results of the Company as a whole.

The Company began operating its ePlusSuite services in November 1999 and updated to its eECM offering in 2002. Broad and timely acceptance of the eECM services, which is critical to the Company's future success, is subject to a number of significant risks. These risks include:

o operating resource management and procurement on the Internet is an emerging market;
o the system's ability to support large numbers of buyers and suppliers is unproven;
o significant enhancement of the features and services of eECM services is needed to achieve widespread commercial initial and continued acceptance of the system;
o    the pricing model may not be acceptable to customers;
o if the Company is unable to develop and increase transaction volume on eECM, it is unlikely that it will achieve or maintain profitability in this business;
o businesses that have made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt the Company's solution;
o the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards, frequent new product announcements and established competition;
o significant expansion of internal resources is needed to support planned growth of the Company's eECM services.

                                     PART I

ITEM 1.  BUSINESS

ePlus inc. CORPORATE STRUCTURE

ePlus inc. ("the Company" or "ePlus"), a Delaware corporation, was formed in 1996. The Company changed its name from MLC Holdings, Inc. to ePlus inc. on October 19, 1999. ePlus engages in no other business other than serving as the parent holding company for the following companies:

     o    ePlus Group, inc. ("ePlus Group");
     o    ePlus Technology, inc.;
     o    ePlus Government, inc.;
     o    ePlus Canada Company;
     o    ePlus Capital, inc.;
     o    ePlus Systems, inc.;
     o    ePlus Content Services, inc.;
     o    ePlus Document Systems, inc.; and
     o    ePlus Information Holdings, inc.

On March 31, 2003, the former entities ePlus Technology of PA, inc. and ePlus Technology of NC, inc. were merged into ePlus Technology, inc. This combination created one national entity through which our information technology ("IT") reseller and technical support conducts business. ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and are the entities that hold certain assets and liabilities originally acquired from ProcureNet, Inc. ePlus Capital, inc. owns 100 percent of ePlus Canada Company which was created  on  December  27,  2001  to  transact  business  within  Canada.  ePlus
Government, inc. was incorporated on September 17, 1997 to handle business servicing the Federal government marketplace, which includes financing transactions that are generated through government contractors. ePlus Document Systems inc. was incorporated on October 15, 2003 and is the entity that holds certain assets and liabilities originally acquired from Digital Paper Corporation. On January 6, 2004, ePlus Information Holdings, inc. was incorporated; however, to date, the entity has conducted no business and has no employees or business locations. ePlus Group also has a 5% membership interest in MLC/CLC LLC and serves as its manager. On October 22, 1997, the Company formed MLC Leasing, S.A. de C.V., which is jointly owned by ePlus Group, inc. and ePlus Technology, inc., to provide a legal entity capable of conducting a leasing business in Mexico. To date, this entity has conducted no business and has no employees or business locations.

ACQUISITIONS

The Company has acquired the following material entities or assets since 1999. The following is a summary of the acquisitions presented in chronological order.

                                                           Major Business     Accounting
Date Acquired     Acquisition                              Locations          Method     Consideration
---------------------------------------------------------------------------------------------------------------------------------
May 28, 2004      Certain assets and liabilities from      Metro New York,    Purchase   $5,000,000  in  cash  and  assumption of
                  Manchester Technologies, Inc. (merged    South Florida and             certain liabilities
                  into ePlus Technology, inc. upon         Baltimore, MD
                  acquisition)

October 10, 2003  Certain assets and liabilities from      Herndon, VA        Purchase   $1,601,632 in cash  plus the  assumption
                  Digital Paper Corporation                                              of certain liabilities

March 29, 2002    Certain assets and liabilities from      Boston, MA,        Purchase   $2,150,000 in  cash plus the  assumption
                  Elcom International, Inc.'s IT           Philadelphia, PA,             of certain liabilites
                  fulfillment and professional services    San Diego, CA and
                  business (merged into ePlus Technology,  New York, NY
                  inc. upon acquisition)

October 4, 2001   SourceOne Computer Corporation (merged   Campbell, CA       Purchase   274,999 shares of common stock valued at
                  into ePlus Technology, inc. upon                                       $2,007,500 and $800,006 in cash
                  acquisition)

May 15, 2001      Certain assets and liabilities from      Avon, CT and       Purchase   442,833 shares of common stock valued at
                  ProcureNet, Inc. (merged into newly      Houston, TX                   $3,873,150  and $1,000,000  in cash plus
                  created entities ePlus Systems, inc.                                   the assumption of  certain  liabilities
                  and ePlus Content Services, inc.)

October 1, 1999   CLG, Inc. (merged into ePlus Group,      Raleigh, NC        Purchase   392,990 shares of common stock valued at
                  inc. upon acquisition)                                                 $3,900,426, subordinated notes to seller
                                                                                         of $3,064,574 and $29,535,000 in cash

OUR BUSINESS

ePlus has developed its eECM model through development and acquisition of software, products, and business process services over the past five years. Our current offerings include IT sales and professional services, leasing and financing services, asset management software, and services, procurement software, document management and distribution software and electronic catalog content management software and services. We have been in the business of selling, leasing, financing, and managing information technology and other assets for over ten years and currently derive the majority of our revenues from such activities. We sell primarily by using our internal sales force and through vendor relationships to commercial customers, federal, state and local governments, and higher education institutions. We also lease and finance equipment, and supply software and services directly and through relationships with vendors, equipment manufacturers, and systems integrators.

ePlus eECM is positioned to provide a comprehensive offering of products and services to our target market of middle market and larger businesses, governments, and institutions. Enterprise Cost Management is a multi-disciplinary approach for implementing, controlling, and maintaining cost savings throughout an organization, including the costs of purchasing, lifecycle management, and financing. It represents the continued evolution of our original offering of ePlusSuite e-commerce products.

The key elements of our business and our eECM solution are:

     o IT Sales: We are an authorized reseller of leading IT hardware and software products and have technical support personnel to support sales and implementations.

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

     o Supplier Enablement: Content+ is the catalog and content management software that contains over 500,000 pattern matching rules and 60,000 product classifications for content generation enabling customers to either use or provide enriched, parametrically searchable catalogs.

     o Asset Management: Manage+ is our asset management software, which streamlines the tracking of a customer's assets and delivers valuable business intelligence for compliance, reporting, budgeting and planning.

     o Professional Services: We provide an array of network engineering, data storage design, and intrusion detection security management and monitoring, implementation and network imaging and maintenance services to support our customer base as part of our consolidated service offering.

     o Business Process Outsourcing: We provide outsourced services to augment the eECM solution for customers including payables processing, vendor management, contract compliance, invoice reconciliation, and document imaging.

     o Document Technology: Our product, DigitalPaper XE (Extended Enterprise), is a document management and distribution software product that provides fast, secure web access to documents in a collaborative environment. The software allows users to access large, complex and unstructured documents such as engineering drawings, facilities diagrams, blueprints and technical manuals across an enterprise's supply chain.

The procurement software products and services, asset management, document management software, and business process outsourcing are key functions of supporting and retaining customers for our sales and finance businesses. The Company has developed and acquired these products and services to distinguish ePlus from its competition by providing a comprehensive offering to customers. Our primary target customers are middle-market and larger companies in the United States of America and Canada, with annual revenues between $25 million and $1 billion. We believe there are over 60,000 target customers in this market.

Our target customer has one or more of the following business characteristics that we believe qualify us as a preferred solution:

     o    seeks  a lower  cost  alternative  to  licensing  enterprise  software
          solutions    while    preserving   the   investment   in   legacy   IT
          infrastructures;

     o will benefit from the cost savings and efficiency gains that can be obtained from a solution which integrates e-procurement, asset management, catalog content functionality, document management and distribution software, electronic bill presentment and payment and financing;

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

On May 28, 2004, ePlus purchased certain assets and assumed certain liabilities of Manchester Technologies, Inc. for total consideration of $5.2 million. The purchase was made by ePlus Technology, inc., a wholly-owned subsidiary of ePlus inc. The acquisition will add to our IT reseller and professional services business. Approximately 125 former Manchester Technologies, Inc. personnel will be hired by ePlus as part of the transaction and are located in 3 established offices in metropolitan New York, South Florida and Baltimore.

BUSINESS SEGMENTS

See "Note 13 - SEGMENT REPORTING" in the attached consolidated financial statements. ePlus has two basic business segments. Our first segment is the financing business unit that consists of the equipment and financing business to both commercial and government-related entities and the associated business process outsourcing services. Our second segment is our technology sales business unit that includes all the technology sales and related services including the procurement, asset management, and catalog software sales and services.

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

THE ePlus SOLUTION

Our Enterprise Cost Management framework is designed to provide an integrated suite of Internet-based business-to-business supply chain management solutions designed to improve productivity and enhance operating efficiency on a company-wide basis. eECM provides customers visibility and control of transactions and owned assets and, as a suite of integrated business applications, reduces redundancies throughout their process. The ePlus offering currently includes Internet-based applications for the catalog content management, e-procurement, asset management, document imaging, document management and distribution, electronic bill presentment and payment and management of operating resources that can be integrated with financing and other asset services. In addition, our solution uses the Internet as a gateway between employees and third-party content, commerce and service providers. We believe our solution makes our customers' businesses more efficient, while providing better information to management.

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

Expand our sales force and marketing activities

We currently have approximately 178 employees in our sales and marketing function, which represents a decrease compared to the previous year of 190 employees. We have expanded our presence in locations that have a high concentration of fast-growing middle and large market companies. We will continue to seek experienced sales personnel with established customer relationships and with backgrounds in hardware and software sales and supply chain management. We may also selectively acquire companies that have attractive customer relationships, skilled sales forces or have technology or services that may enhance our Enterprise Cost Management offerings.

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

Procure+. Procure+ represents our software solutions that offer Internet-based procurement capabilities that enable companies to reduce their purchasing costs while increasing their overall supply chain efficiency. Cost reductions are achieved through user-friendly application functionality designed to reduce off-contract, or unauthorized purchases, automate unnecessary manual processes, improve leverage with suppliers and provide links to a sophisticated asset information repository, Manage+. Procure+ is available as a stand-alone license or as a remotely-hosted solution under a subscription fee arrangement.

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

Content+. Content+ provides functionality to extract, cleanse, update, and syndicate electronic catalog content and related business information. The core to Content+ is the program Common Language Generator ("CLG"), which incorporates a knowledge base of over 500,000 pattern matching rules and 60,000 product classifications to automatically cleanse and classify suppliers' product content into categories that can be easily represented and searched in online catalogs. Content+ is utilized by purchasing organizations for supplier enablement and by selling organizations for content syndication.

Content+ is a software solution for clients that require in-house functionality to aggregate, normalize, enrich and manage data.

Components of Content+ provide the following information and services to the customer:

     o    Common  Language  Generator-transforms  unstructured  and raw supplier
          data  into  a  structured,   enriched,  and  organized  state  for  an
          e-commerce platform.

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

     o Ready-to-Go Content-ePlus has developed "ready-to-go" content which consists of one million items of product content that is enriched, classified, and e-commerce enabled. The content items span 44,000 categories encompassing most everything the average business needs to buy. ePlus Content currently offers its services and software solutions for both the buy and sell-side electronic commerce marketplace.

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

     o tracking of all pertinent financial, contractual, location, cost center, configuration, upgrade and usage information for each asset enabling customers to calculate the return of their investment by model, vendor, department or other factors; and

     o reducing cost and assistance with application rollouts and the annual budgeting process.

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

Other eECM Services. Our business process outsourcing, network engineering, monitoring and maintenance and implementation service allows customers to obtain high-quality services that can be linked and consolidated with other components of our eECM solution. Certain types of assets that are procured through Procure+ can be configured, imaged, staged, and installed by us on the customer site. Our services assist our customers in managing their existing information technology asset base, including maintenance, network engineering, information security management, project management, training and other technology services. Our Pay+ service provides electronic invoice presentment and payment. Our DigitalPaper XE document management and distribution software is used by customers for e-sourcing, engineering change notification, manufacturing, maintenance and asset management. Having an extensive services offering provides a material distinction between ePlus and its competition.

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

RESEARCH AND DEVELOPMENT

Our software has been acquired from third-party vendors or has been developed by us. In earlier stages of our eECM development, we relied heavily on licensed software and outsourced development, but with the acquisition of the software products and the hiring of the employees obtained from the acquisition of ProcureNet, Inc. on May 15, 2001 and Digital Paper Corporation on October 10, 2003, much of our current software development is handled within the company. We have also outsourced certain programming tasks to a highly specialized offshore development company. We market both software that we own and software for which we have obtained the perpetual license rights and source code from a third party. Subject to certain exceptions, we generally retain the source code and intellectual property rights of the customized software.

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

SALES AND MARKETING

We focus our marketing efforts on achieving lead generation and converting our existing customer base to our eECM solution. The target market for our customer base is primarily middle and large market companies with annual revenues between $25 million and $1 billion. We believe there are over 60,000 potential customers in our target market. Our sales representatives are compensated based on primarily a commission basis and we typically market to the senior financial officer or the senior information officer in an organization. To date, the majority of our customers have been generated from direct sales.

Our sales force is organized regionally in 33 office locations throughout the United States. See "Item 2. PROPERTIES" for additional office location information. As of March 31, 2004 our sales organization included approximately 178 sales and sales support personnel.

INTELLECTUAL PROPERTY RIGHTS

Our success depends in part upon proprietary business methodologies and technologies that we have licensed and modified. We own certain software programs or have entered into software licensing agreements in connection with the development of our Enterprise Cost Management offering. We rely on a combination of copyright, trademark, service mark, and trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect intellectual property rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

We have two US patents that cover different aspects of electronic sourcing. We have a patent in nine European countries covering the same subject matter. We also have a patent in the US and an allowed patent in China useful for the presentation of documents in document management technology. We cannot provide any assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through administrative process or litigation. We also have the following registered service/trademarks: ePlus, ePlusSuite, Procure+, Manage+, Service+, Finance+, ePlus Leasing, International Computer Networks, Docpak, Simply Faster, Viewmark, and Digital Paper. We have applied for the following trademarks: OneSource, Content+, eECM, and ePlus Enterprise Cost Management. We also have twenty-one registered copyrights and have additional common law trademark and copyright rights.

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

FINANCING AND SALES ACTIVITIES

We have been in the business of selling, leasing, financing, providing procurement, document management and asset management software and managing information technology and various other assets for over ten years and currently derive the majority of our revenues from such activities. We believe we can develop formal contractual arrangements with our current as well as new financing sources to provide equipment financing and leasing for our customers.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal government contracts. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. We primarily lease computers, associated accessories and software, communication related equipment, medical equipment, industrial related machinery and equipment, office furniture and general office equipment, transportation equipment, and other various business related equipment.

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

We aggressively manage the remarketing process of our leases to maximize the residual values of our leased equipment portfolio. To date, we have realized a premium over our original recorded residual assumption or the net book value.

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

Risk Management and Process Controls. It is our goal to minimize the financial risks of our balance sheet assets. To accomplish this goal, we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have internal control processes, including contract origination and management, cash management, servicing, collections, remarketing and accounting. Whenever possible and financially prudent, we use non-recourse financing (which is limited to the underlying equipment and the specific lessee and not the Company's general assets) for our leasing transactions and we try to obtain lender commitments before acquiring the related assets. We estimate that there are over 40 non-recourse financing sources available that we could use for supplying non-recourse financing.

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

We have an executive management review process and other internal controls in place to protect against entering into lease transactions that may have undesirable financial terms or unacceptable levels of risk. Our lease and sale contracts are reviewed by senior management for pricing, structure, documentation, and credit quality. Due in part to our strategy of focusing on a few types of equipment categories, we have product knowledge, historical re-marketing information and experience on the items that we lease, sell and service. We rely on our experience or outside opinions in the process of setting and adjusting our sale prices, lease rate factors and the residual values.

Default and Loss Experience. During the fiscal year ended March 31, 2004, we provided for $46,663 in credit losses and incurred actual credit losses of $14,012. During the fiscal year ended March 31, 2003 we provided for $616,074 in credit losses and incurred actual credit losses of $494,247.

COMPETITION

The market for leasing, IT sales and services and software services is intensely competitive, subject to economic conditions, rapid change and significantly affected by new product introductions and other market activities of industry participants. We expect to continue to compete in all areas of business against local, regional and national firms. We compete directly with various leasing companies and bank leasing subsidiaries as well as captive finance companies. Many of these competitors are well established, have substantially greater financial, marketing, technical, and sales support than we do, and have established reputations for success in the purchase, sale and lease of computer-related products. In addition, many computer manufacturers may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such manufacturers.

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

We believe  that the  principal  competitive  factors  for  business-to-business electronic commerce solutions are scalability, functionality, ease-of-use, ease-of-implementation, ability to integrate with existing legacy systems, experience in business-to-business supply chain management and knowledge of a business' asset management needs. We believe we can compete favorably with our competitors in these areas within our framework of eECM that consists of Procure+, Manage+, Content+, ePlus Leasing, strategic sourcing, document management software and business process outsourcing.

EMPLOYEES

As of March 31, 2004, we employed 513 full-time and part-time employees who operated through approximately 33 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe our relationships with our employees are good. The functional areas of our employees are as follows:

                                                       Number of Employees
                                                   -----------------------------

Sales and Marketing                                        178
Technical Support                                          119
Administrative                                             143
Software and Implementations                                66
Executive                                                    7

U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC") REPORTS

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission are available free of charge through the Company's internet website, www.eplus.com, as soon as reasonably practical after the Company has electronically filed such material with, or furnished it to, the SEC.

RISK FACTORS

The Limited Operating History Of Our e-commerce Related Products And Services Makes It Difficult To Evaluate Our Business And Our Prospects

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

We May Not Be Able To Realize Our Entire Investment In The Equipment We Lease

We lease various types of equipment to customers through two distinct types of transactions: capital leases and operating leases. A capital lease passes substantially all of the risks and rewards of owning the related equipment to the customer. Lease payments during the initial term of a capital lease cover approximately 90% of the underlying equipment's cost at the inception of the lease. The duration of an operating lease, however, is shorter relative to the equipment's useful life. We bear a slightly greater risk in operating leases in that we may not be able to remarket the equipment on terms that will allow us to fully recover our investment.

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

Our Earnings May Fluctuate

Our earnings are susceptible to fluctuations for a number of reasons, including the seasonal and cyclical nature of our customers' procurement patterns. Our earnings will continue to be affected by fluctuations in our historical business, such as lower sales of equipment, increased direct marketing by manufacturers rather than through distributors, reductions in realized residual values, fluctuations in interest rates, and lower overall leasing activity. In the event our revenues or earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on our common stock's market price.

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

ITEM 2.  PROPERTIES

The Company operates from 33 office locations. Our total leased square footage is approximately 110,674 square feet for which we pay rent of approximately $151,000 per month. Some of our companies operate in shared office space to improve sales, marketing and cost efficiency. We do not own any real estate. Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of current employees as of March 31, 2004, the square footage and the general office functions.

Location          Company                        Employees    Square Footage    Function
---------------------------------------------------------------------------------------------------------------------

Herndon, VA       ePlus Group, inc.              221          36,533            Corporate and subsidiary headquarters, sales
(2 locations)     ePlus Technology, inc.                                        office, technical support and warehouse
                  ePlus Government, inc.
                  ePlus Document Systems, inc.

Robbinsville, NJ  ePlus Technology, inc.          30           9,563            Sales office and technical support

Pottstown, PA     ePlus Technology, inc.          42          13,653            Sales office, technical support and warehouse
(2 locations)

Sunnyvale, CA     ePlus Technology, inc.          31          11,200            Sales office, technical support and warehouse

Wilmington, NC    ePlus Technology, inc.          27           6,068            Sales office and technical support

Raleigh, NC       ePlus Group, inc.               22           8,638            Sales office-shared and technical support
                  ePlus Technology, inc.

Avon, CT          ePlus Systems, inc.             16           4,807            Subsidiary  headquarters,  sales  office  and
                                                                                technical development

Houston, TX       ePlus Content Services, inc.    26           4,000            Subsidiary  headquarters,  sales  office  and
                                                                                e-commerce catalog service center

Canton, MA        ePlus Technology, inc.          25           6,228            Sales office and technical support

Other locations                                   73           9,984            Sales offices and technical support

The two largest locations, Herndon, VA and Pottstown, PA, have lease expiration dates of November 30, 2004 and May 31, 2005, respectively. The Pottstown location has been extended at similar terms and conditions.

ITEM 3.  LEGAL PROCEEDINGS

On May 26, 2004 the Company filed a complaint against Ariba, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges that Ariba, Inc. used or sold products, methods, processes, services and/or systems that infringe on certain of the Company's patents. The Company is seeking injunctive relief and an unspecified amount of monetary damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SERCURITIES

MARKET INFORMATION

Our common stock is quoted on the NASDAQ National Market System under the symbol "PLUS." The following table sets forth the range of high and low sale prices for our common stock as quoted on the NASDAQ for the period from April 1, 2002 through March 31, 2004, by quarter.

Quarter Ended                         High                         Low
-------------                         ----                         ---

March 31, 2002                       $9.79                       $8.62
June 30, 2002                       $10.35                       $6.91
September 30, 2002                   $8.00                       $5.57
December 31, 2002                    $7.90                       $6.04
March 31, 2003                       $7.70                       $6.91
June 30, 2003                       $10.99                       $7.13
September 30, 2003                  $16.06                      $10.47
December 31, 2003                   $16.17                      $10.55
March 31, 2004                      $15.49                      $12.18


On June 7, 2004 the closing price of the common stock was $11.44 per share. On June 7, 2004 there were 197 shareholders of record of our common stock. We believe there are over 400 beneficial holders of the Company's common stock.

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

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. Common Stock during the quarter ended March 31, 2004:

                                                                                 Total number of shares    Maximum number of
                                                                                 purchased as part of      shares that may yet
                                             Total number of       Average price publicly announced plans  be purchased under
Period                                       shares purchased (1)  per share     or programs               the plans or programs
-----------                                  --------------        --------      ------------------------- ---------------------
January 1, 2004  through January 31, 2004    187,500               $14.06        187,500                   198,880 (2)
February 1, 2004 through February 29, 2004    83,500               $13.69         83,500                   120,745 (3)
March 1, 2004 through March 31, 2004          90,500               $13.60         90,500                    30,872 (4)
                                             -------               ------        -------                   -------
Total                                        361,500               $13.86        361,500                    30,872
                                             =======               ======        =======                   =======

(1)  All shares acquired were in open-market purchases.
(2)  The share purchase authorization in place during the quarter ended March 31, 2004 has purchase  limitations on  both the number of  shares (3,000,000)  as well  as a total  dollar cap  ($7,500,000).  As of  January 31,  2004,  the  remaining authorized dollar amount to purchase shares was $2,795,259 and, based on January's average price per share paid, 198,880 represents the maximum number of shares that may yet be purchased.
(3)  The share purchase authorization in place  during the  quarter ended March 31, 2004 has purchase limitations on both the number  of  shares  (3,000,000) as  well as a total  dollar cap  ($7,500,000).  As of  February 29, 2004, the  remaining authorized  dollar amount to  purchase shares  was $1,652,004 and, based  on  February's average  price per share  paid,
     120,745 represents the maximum number of shares that may yet be purchased.
(4)  The share purchase authorization in place during the quarter ended March 31, 2004 has  purchase  limitations on both the number of shares (3,000,000) as well as a total dollar cap ($7,500,000).  As of March 31, 2004, the remaining authorized dollar amount to purchase shares was $421,646 and, based on March's average price per share paid, 30,872 represents  the maximum number of shares that may yet be purchased.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about ePlus' common stock that may be issued upon the exercise of options, warrants, and rights under all of ePlus' existing equity compensation plans as of March 31, 2004, including ePlus' 1998 Long Term Incentive Plan, Amended and Restated Incentive Stock Option Plan, Amended and Restated Outside Director Stock Option Plan, Amended and Restated Nonqualified Stock Option Plan, and the Employee Stock Purchase Plan.

                              Number of securities to   Weighted-average
                              be issued upon exercise   exercise price of      Number of securities  remaining
                              of outstanding options,   outstanding options,   available  for future  issuance
Plan Category                 warrants and rights       warrants and rights    under equity compensation plans
-------------                 ------------------------- ---------------------- -------------------------------
Equity compensation plans
approved by security holders                 1,786,232         $        9.24                          756,591

Equity compensation plans not
approved by security holders                        -                     -                                -
                              ------------------------- ---------------------- -------------------------------
Total                                        1,786,232         $        9.24                          756,591
                              ========================= ======================= ==============================

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and the information included under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - AS OF AND FOR THE YEARS ENDED MARCH 31, 2002, 2003 AND 2004" and "ITEM 1. BUSINESS."


ePLUS, INC. AND SUBSIDIARIES SELECTED
CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

                                                                     Years Ended March 31,
                                                 -------------------------------------------------------------
                                                     2000        2001         2002         2003        2004
                                                 ------------ ------------ ------------ ----------- ----------
CONSOLIDATED STATEMENTS OF EARNINGS
Revenues:
   Sales of product                              $   170,149  $   219,795  $  133,008   $  228,770  $  267,899
   Sales of leased equipment                          57,360       34,031       9,353        6,096          -
   Lease revenues                                     31,374       42,694      48,850       50,520      51,254
   Fee and other income                                5,850       10,066      13,774       14,260      11,405
                                                 -----------  -----------  ----------   ----------  ----------
      Total revenues                                 264,733      306,586     204,985      299,646     330,558
                                                 -----------  -----------  ----------   ----------  ----------
Costs and Expenses:
   Cost of sales, product                            148,721      184,302     114,554      201,277     236,283
   Cost of sales of leased equipment                  55,454       33,329       9,044        5,892          -
   Direct lease costs                                  8,025       16,535       9,579        6,582      10,561
   Professional and other costs                        2,126        3,363       2,718        3,188       3,701
   Salaries and benefits                              17,780       29,042      30,165       43,428      41,325
   General and administrative expenses                 6,987       10,507      12,193       14,499      14,631
   Interest and financing costs                       11,390       15,523      11,810        8,308       6,847
                                                 -----------  -----------  ----------   ----------  ----------
      Total costs and expenses                       250,483      292,601     190,063      283,174     313,348
                                                 -----------  -----------  ----------   ----------  ----------

Earnings before provision for income taxes            14,250       13,985      14,922       16,472      17,210
Provision for income taxes                             5,875        5,667       6,010        6,760       7,056
                                                 -----------  -----------  ----------   ----------  ----------
Net earnings                                     $     8,375  $     8,318  $    8,912   $    9,712  $   10,154
                                                 ===========  ===========  ==========   ==========  ==========

Net earnings per common share - Basic            $      1.09  $      0.86  $     0.87   $     0.97  $     1.09
                                                 ===========  ===========  ==========   ==========  ==========
Net earnings per common share - Diluted          $      0.91  $      0.80  $     0.85   $     0.96  $     1.02
                                                 ===========  ===========  ==========   ==========  ==========


Weighted average shares outstanding - Basic        7,698,287    9,625,891  10,235,129   10,061,088   9,332,324
Weighted average shares outstanding - Diluted      9,115,056   10,383,467  10,458,235   10,109,809   9,976,458

ePLUS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands)


                                                                          As of March 31,
                                                  ------------------------------------------------------------
                                                      2000        2001         2002        2003         2004
                                                  ------------ ----------  ------------ ----------   ---------
CONSOLIDATED BALANCE SHEETS
Assets:
   Cash and cash equivalents                      $    21,910  $  24,534   $   28,224   $  27,784    $  25,155
   Accounts receivable                                 60,167     57,627       41,397      38,385       51,189
   Notes receivable                                     1,195      1,862          228          53           52
   Inventories                                          2,445      2,651          872       1,373          900
   Investment in leases and leased equipment, net     231,999    202,846      169,087     182,169      186,667
   Other assets                                        27,619     21,347       39,188      29,177       30,239
                                                  -----------  ---------   ----------   ---------   ----------
      Total assets                                $   345,335  $ 310,867   $  278,996   $ 278,941   $  294,202
                                                  ===========  =========   ==========   =========   ==========

Liabilities:
   Accounts payable - equipment                   $   22,976   $   9,227   $    3,899   $   5,636   $    9,993
   Accounts payable - trade                           28,881      17,764       14,223      25,914       32,141
   Salaries and commissions payable                      957       1,293          492         620          584
   Recourse notes payable                             39,588       8,876        4,660       2,736            6
   Nonrecourse notes payable                         182,845     159,122      129,977     116,255      117,857
   Other liabilities                                  12,967      22,678       19,456      18,163       22,037
                                                  ----------   ---------   ----------   ---------   ----------
      Total liabilities                              288,214     218,960      172,707     169,324      182,618
Stockholders' equity                                  57,121      91,907      106,289     109,617      111,584
                                                  ----------   ---------   ----------   ---------   ----------
Total liabilities and stockholders' equity        $  345,335   $ 310,867   $  278,996   $ 278,941   $  294,202
                                                  ==========   =========   ==========   =========   ==========

                                      -23-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - AS OF AND FOR THE YEARS ENDED MARCH 31, 2002, 2003 AND 2004

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

We classify our lease transactions, as required by Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases," as: (1) direct financing; (2) sales-type; or (3) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

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

Sales-type leases include a dealer profit or loss that is recorded by the lessor at the inception of the lease. The equipment subject to such leases may be obtained in the secondary marketplace or is the result of re-leasing our own portfolio. For equipment supplied from our technology sales business unit subsidiaries, the dealer margin is presented in equipment sales revenue. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method and is included in our lease revenues.

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

Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct financing and sales-type leases. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. For lease periods subsequent to the initial term, revenue is recognized upon receipt of payment by the lessees since collection of such amounts is not reasonably assured. Such revenues recognized were $12,697,838, $10,773,157, and $6,904,763 for the years ended on March 31, 2002, 2003, and 2004, respectively.

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

We seek to realize the estimated  residual value at lease  termination  through:
(1) renewal or extension of the original lease; (2) sale of the equipment either to the lessee or on the secondary market; or (3) lease of the equipment to a new customer. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in equipment sales revenues and cost of equipment sales when title is transferred to the buyer. For lease transactions subsequent to the initial lease term, our policy is to recognize revenues upon the payment by the lessee, as collectibility is not reasonably assured.

INITIAL DIRECT COSTS. Initial direct costs related to the successful origination of direct financing or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

SALES OF PRODUCT.  Sales of product include the following types of transactions:
(1) sales of new or used  equipment  which is not  subject to any type of lease;
(2) service revenue in our technology sales business unit; (3) sales of off-lease equipment to the secondary market; and (4) sales of third-party software. Sales of new or used equipment are recognized upon shipment and sales of off-lease equipment are recognized when constructive title passes to the purchaser. Service revenue is recognized as the related services are rendered.

SOFTWARE SALES AND RELATED COSTS. Revenue from sales of procurement software is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions." We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sales price is determinable, and it is probable that collection will occur. Our accounting policy requires that revenue earned and related costs incurred on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue related to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed. These revenues are included in fee and other income on our consolidated statement of earnings.

SALES OF LEASED EQUIPMENT. Sales of leased equipment consist of sales of equipment subject to an existing lease, under which we are lessor, including any underlying financing related to the lease. Sales of equipment subject to an existing lease are recognized when constructive title passes to the purchaser.

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

RESERVE FOR CREDIT LOSSES. The reserve for credit losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolio. As of March 31, 2003 and 2004, the Company's reserve for credit losses was $6.8 and $4.7 million, respectively. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis).

INVESTMENTS. The Company has a 5% membership interest in MLC/CLC LLC, a joint venture to which the Company sold leased equipment. MLC/CLC LLC stopped purchasing leased equipment prior to the year ended March 31, 2001. The Company's investment in MLC/CLC LLC was accounted for using the cost method. The Company recorded an impairment of $628,218 during the year ended March 31, 2002, representing the entire balance of this investment.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During the years ended March 31, 2004 and 2003, respectively, $0.4 million and $0.2 million of costs for the development of software for internal use were capitalized. As of March 31, 2004, the Company had $1.2 million, net of amortization, of capitalized costs for the development of internal-use software as compared to $1.7 million, net of amortization, at March 31, 2003. These capitalized costs are included in the accompanying consolidated balance sheets as a component of property and equipment - net.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. During the years ended March 31, 2004 and 2003, $1.9 million and $0.3 million of costs for the development of software available to customers were capitalized. The increase was due, in part, to the acquisition of software and products from Digital Paper Corporation. As of March 31, 2004, the Company had $1.0 million, net of amortization, of capitalized costs for the development of software available to customers as compared to $0.3 million, net of amortization, at March 31, 2003. These capitalized costs are included in the accompanying consolidated balance sheets as a component of other assets.

RECENT   ACCOUNTING   PRONOUNCEMENTS

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting of derivative instruments and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 and its adoption did not have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company adopted SFAS No. 150 and its adoption did not have a material impact on its financial statements.

RESULTS OF OPERATIONS

The Year Ended March 31, 2004 Compared to the Year Ended March 31, 2003

Total revenues generated by the Company during the year ended March 31, 2004 were $330.6 million compared to revenues of $299.6 million for the year ended March 31, 2003, an increase of 10.3%. This increase is primarily attributable to increased revenues from the sales of product from the IT reseller due, in part, from increased demand from its customers. The Company's revenues are composed of sales, lease revenues, and fee and other income, and may vary considerably from period to period.

Sales revenue, which includes sales of product and sales of leased equipment, increased 14.1% to $267.9 million during the year ended March 31, 2004, as compared to $234.9 million in the prior fiscal year.

The majority of sales of product are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For the year ended March 31, 2004, we experienced an increase in customer demand for IT products despite an overall sluggish economy. The increase was a result of increased sales within the Company's existing customer base and from customers attained from recent acquisitions. For the year ended March 31, 2004, equipment sales through the Company's technology business unit subsidiaries accounted for 98.8% of sales of product, compared to 99.1% for the prior fiscal year. For the year ended March 31, 2004, sales of product increased 17.1% to $267.9 million, a result of increased technology sales through the Company's subsidiaries.

The Company realized a gross margin on sales of product of 11.8% for the year ended March 31, 2004, as compared to 12.0% during the year ended March 31, 2003.

The Company also recognizes revenue from the sale of leased equipment. During the year ended March 31, 2004 there were no sales of leased equipment with the prior year having $6.1 million with a gross margin of 3.3%. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125."

The Company's lease revenues increased 1.5% to $51.3 million for the year ended March 31, 2004, compared with $50.5 million for the prior fiscal year. Our net investment in leased assets was $186.7 million at March 31, 2004, a 2.5% increase from $182.2 million at March 31, 2003.

For the year ended March 31, 2004, fee and other income was $11.4 million, a decrease of 20.0% over the prior fiscal year. Fee and other income includes eECM revenues, revenues from adjunct services and management fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. The decrease in fee and other income in the year ended March 31, 2004 is a reflection of a $2.5 million settlement from one of the Company's equipment vendors received in the prior year. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 60.4% during the year ended March 31, 2004, as compared to the prior fiscal year. The largest component of direct lease costs is depreciation expense of leased equipment. The net investment in operating leases has increased 126.5% in the current year.

Professional and other fees increased 16.1% for the year ended March 31, 2004 over the prior fiscal year, and was primarily the result of an increase in broker fees from sales of products and utilization of outside professional services.

Salaries and benefits expenses decreased 4.8% during the year ended March 31, 2004, as compared to the prior fiscal year. The decrease is the result of the reduction in the total number of employees and the consolidation of the IT resellers.

General and administrative expenses increased 0.9% over the prior fiscal year as the Company's general and administrative expenses remained similar to the prior year.

Interest and financing costs incurred by the Company for the year ended March 31, 2004 decreased 17.6%, and was related to interest costs on the Company's indebtedness. In addition to decreased borrowing under the Company's lines of credit, the Company's lease-related non-recourse debt portfolio increased insignificantly, but our weighted average interest rate on new lease-related non-recourse debt decreased during the years ended March 31, 2004 and 2003 (See "Liquidity and Capital Resources"). Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $7.1 million for the year ended March 31, 2004 from $6.8 million for the prior fiscal year, reflecting an effective income tax rate of 41.0% in each year.

The foregoing resulted in a 4.5% increase in net earnings for the year ended March 31, 2004, as compared to the prior fiscal year.

Basic and fully diluted earnings per common share were $1.09 and $1.02, respectively, for the year ended March 31, 2004, as compared to $0.97 and $0.96, respectively, for the year ended March 31, 2003, based on weighted average common shares outstanding of 9,332,324 and 9,976,458, respectively, for 2004 and 10,061,088 and 10,109,809, respectively, for 2003.

The Year Ended March 31, 2003 Compared to the Year Ended March 31, 2002

Total revenues generated by the Company during the year ended March 31, 2003 were $299.6 million compared to revenues of $205.0 million for the year ended March 31, 2002, an increase of 46.2%. This increase is primarily attributable to significantly increased revenues from the sales of product and smaller increases in lease revenues and fee and other income, and offset somewhat by a decrease in sales of leased equipment. The Company's revenues are composed of sales, lease revenues, and fee and other income, and may vary considerably from period to period.

Sales revenue, which includes sales of product and sales of leased equipment, increased 65.0% to $234.9 million during the year ended March 31, 2003, as compared to $142.4 million in the prior fiscal year.

The majority of sales of product are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For the year ended March 31, 2003, we experienced an increase in customer demand for IT products despite an overall sluggish economy. The increase was a result of increased sales within the Company's existing customer base and from customers attained from recent acquisitions. For the year ended March 31, 2003, equipment sales through the Company's technology business unit subsidiaries accounted for 99.1% of sales of product, compared to 99.2% for the prior fiscal year. For the year ended March 31, 2003, sales of product increased 72.0% to $228.8 million, a result of increased technology sales through the Company's subsidiaries.

The Company realized a gross margin on sales of product of 12.0% for the year ended March 31, 2003, as compared to 13.9% during the year ended March 31, 2002. This decrease in net margin percentage can be attributed to increased competition in the marketplace and variations in the profitability on the mix and volume of products sold.

The Company also recognizes revenue from the sale of leased equipment. During the year ended March 31, 2003 compared to the prior fiscal year, sales of leased equipment decreased 34.8% to $6.1 million. During the years ended March 31, 2003 and March 31, 2004, the Company recognized a gross margin of 3.3% on leased equipment sales. The decrease in sales of leased equipment for the year ended March 31, 2003 reflects the reduced volume of lease equipment sold to outside investors. Leases that are not equity-sold to investors remain on the Company's books and lease earnings are recognized accordingly. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125." Prior to May 2000, the majority of the Company's sales of leased equipment had historically been sold to MLC/CLC LLC , a joint venture in which the Company owns a 5% interest. Firstar Equipment Finance Corporation, which owns 95% of MLC/CLC LLC , discontinued their investment in new lease acquisitions effective May 2000. The Company has developed and will continue to develop relationships with additional lease equity investors and financial intermediaries to diversify its sources of equity financing.

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

For the year ended March 31, 2003, fee and other income was $14.3 million, an increase of 3.5% over the prior fiscal year. Fee and other income includes eECM revenues, revenues from adjunct services and management fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. The increase in fee and other income in the year ended March 31, 2003 is the result of increased professional services fees and broker fee revenue, and includes an approximate $2.5 million settlement from one of the Company's equipment vendors. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

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

Salaries and benefits expenses increased 44.0% during the year ended March 31, 2003, as compared to the prior fiscal year. The increase is the result of the increased weighted average number of personnel employed by the Company, particularly employees acquired in recent acquisitions, as well as increased commission expenses in the Company's lease financing and technology sales units.

General and administrative expenses increased 18.9% over the prior fiscal year. This increase is primarily related to the expense of additional personnel added through recent acquisitions. In addition, the Company has experienced increased expenses related to the development and deployment of its e-commerce strategy.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended March 31, 2004, the Company generated cash flows from operations of $20.6 million, and used cash flows from investing activities of $24.1 million. Cash flows provided by financing activities amounted to $0.8 million during the same period. The effect of exchange rate changes during the period provided cash flows of $59,259. The net effect of these cash flows was a net decrease in cash and cash equivalents of $2.6 million during the year. During the same period, our total assets increased $15.3 million, primarily as the result of increases in our net accounts receivable. The Company's net investments in direct financing lease equipment decreased $6.6 million, or 3.8%, and operating lease equipment increased $11.1 million, or 126.5%, respectively, during the period. The cash balance at March 31, 2004 was $25.2 million as compared to $27.8 million the prior year.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. Recently, the Company has funded its leasing activities with Bank of America Vendor Finance, Inc.(including Fleet Business Credit LLC), De Lage Landen Financial Services, Inc., Citizens Leasing Corporation, Fifth Third Bank, GE Capital Corporation, Hitachi Capital America Corporation , JP Morgan Leasing, Inc. , Wells Fargo Equipment Finance, Inc. and Key Corporate Capital Inc., among others. Each transaction is specifically approved and done solely at the lender's discretion.

During the year ended March 31, 2004, the Company's lease-related non-recourse debt portfolio increased 1.4% to $117.9 million.

Whenever desirable and possible, the Company arranges for equity investment financing which includes selling assets including the residual portions to third parties and financing the equity investment on a non-recourse basis. The Company generally retains customer control and operational services, and has minimal residual risk. The Company usually preserves the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed-to return on its investment.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of March 31, 2004, the Company had $10.0 million of unpaid equipment cost, as compared to $5.6 million at March 31, 2003.

Working capital for our leasing business is provided through a $45,000,000 credit facility expiring on July 21, 2006. Participating in this facility are Branch Banking and Trust Company ($15,000,000), Bank of America($15,000,000) and National City Bank ($15,000,000), the agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to the Company and is secured by a blanket lien against all of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment and including the common stock of all wholly-owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. The interest rates charged on borrowings are the higher of the LIBOR interest rate plus 1.75% to 2.5%, or the higher of the Federal Funds Rate plus 0.5% to 0.75% or prime rate. As of March 31, 2004, the Company had no outstanding balance on the facility. In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of:
(1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales.

ePlus Technology of NC, inc., ePlus Technology of PA, inc. and ePlus Technology, inc., until they were merged on March 31, 2003, had separate credit facilities to finance their working capital requirements for inventories and accounts receivable. After the entities were merged into ePlus Technology, inc., the credit facilities were effectively merged into one by GE Distribution Finance Corporation ("GECDF"). The floor planning line from IBM Credit Corporation was terminated on March 31, 2003. The outstanding balances on the IBM Credit Corporation as of March 31, 2003 were paid subsequent to year-end and further borrowings on this line have ceased. The traditional business of ePlus Technology as a seller of computer technology and related network equipment and software products is financed through agreements known as "floor planning" financing in which interest expense for the first thirty to forty-five days is not charged but is paid by the supplier/distributor. The floor planning liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty to forty-five day time-frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The floor planning inventory agreement with GECDF had a maximum credit limit of $26,000,000 for each year and the outstanding balances were $21,637,077 and $15,158,501 as of March 31, 2004 and 2003, respectively. In addition to the floor planning financing, ePlus Technology, inc., has an accounts receivable facility through GECDF with a maximum amount that can be borrowed of $7,000,000. At March 31, 2004, there was no outstanding balance on this account receivable facility and $2,726,347 was outstanding on this facility as of March 31, 2003. Borrowing availability under the GECDF facilities is limited to specific allowable collateral asset values and also must comply with contractual covenants regarding tangible net worth, a debt to equity ratio, dividend restrictions and limitations on asset sales.

The facilities provided by GECDF have a guaranty of up to $6,900,000 by ePlus inc. Loss of the GECDF facility, which can occur with 90 days notice from GECDF, could have a material adverse effect on our future results as we rely on these facilities for daily working capital and liquidity for our technology sales business and operational accounts payable functions.

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

CONTRACTUAL OBLIGATIONS

The impact that our contractual obligations as of March 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:


                                                              Payments Due by Period
                                                              ----------------------

                                                       Less than                                 More than
                                         Total          1 Year      1-3 years     3-5 years      5 years
                                      ------------- ------------- ------------- ------------- -------------
Nonrecourse notes payable (1)         $117,857,208  $ 63,118,320  $ 47,647,123  $  7,091,765             -
Recourse notes payable                       5,863         5,863            -             -              -
Operating lease obligations (2)          1,623,386     1,362,141       261,245            -              -
Purchase Obligations (3)                   394,325       301,730        92,595
                                      ------------- ------------- ------------- ------------- -------------
Total                                 $119,880,782  $ 64,788,054  $ 48,000,963  $  7,091,765             -
                                      ============= ============= ============= ============= =============

        (1)  Nonrecourse notes payable  obligations in which the specific  lease receivable payments have been assigned to the lender.
        (2)  Rent obligations
        (3)  Telecommunications-related contracts

OFF BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2004, we are not involved in any unconsolidated special purpose entity transactions.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of the Company's eECM business strategy will require a significant investment in both resources and managerial focus. In addition, the Company may selectively acquire other companies that have attractive customer relationships and skilled sales forces. The Company may also acquire technology companies to expand and enhance the platform of eECM to provide additional functionality and value added services. As a result, the Company may require additional financing to fund its strategy implementation and potential future acquisitions, which may include additional debt and equity financing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GE Distribution Finance Corporation (formerly Deutsche Financial Services Corporation) facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GE Distribution Finance Corporation facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of March 31, 2004, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to the Company and its subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the last fiscal quarter covered by this annual report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 15 is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

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

NAME                                     AGE        POSITION                              CLASS
----                                     ---        --------                              -----
Phillip G. Norton........................60         Director, Chairman of the Board,        III
                                                    President and Chief Executive Officer

Bruce M. Bowen...........................52         Director and Executive Vice President   III

Steven J. Mencarini......................48         Senior Vice President and
                                                    Chief Financial Officer

Kleyton L. Parkhurst.....................41         Senior Vice President and Treasurer

Terrence O'Donnell.......................60         Director                                 II

Lawrence S. Herman.......................60         Director                                  I

C. Thomas Faulders, III..................54         Director                                  I

Milton E. Cooper.........................65         Director                                 II

ITEM 11.  EXECUTIVE COMPENSATION

See introductory paragraph of this Part III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See introductory paragraph of this Part III.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See introductory paragraph of this Part III.

ITEM 14.  PRINCIPAL ACCOUNTANTS AND FEES

AUDIT FEES. The aggregate fees to be charged by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2004 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year are $350,000. The aggregate fees charged by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2003 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year were $255,000.

AUDIT-RELATED FEES. There were no fees billed by Deloitte & Touche LLP for audit-related services rendered for the fiscal years ended March 31, 2004 or 2003.

TAX FEES. There were no fees billed by Deloitte & Touche LLP for tax-related services rendered for the fiscal years ended March 31, 2004 or 2003.

ALL OTHER FEES. There were no other fees billed in the last two fiscal years for professional services rendered by Deloitte & Touche LLP.

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

(b) Reports on Form 8-K

On February 13, 2004, The Company filed a Form 8-K with respect to a press release reporting its financial results for the fiscal quarter ended December 31, 2003.

(c) Exhibit List

     Exhibit No.  Exhibit Description
     -----------  -------------------
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

     10.4*        Form  of  Employment   Agreement   between   the   Registrant   and  Kleyton  L.   Parkhurst
                  (Incorporated herein by reference to Exhibit 10.4  to  the Company's  Current Report on Form
                  8-K filed on December 2, 2003).

     10.5*        Form of Employment  Agreement between the Registrant  and Steven J. Mencarini  (Incorporated
                  herein by reference to Exhibit 10.5 to the  Company's  Current  Report on  Form 8-K filed on
                  December 2, 2003).

     10.6*        MLC Master  Stock  Incentive Plan (Incorporated  herein by reference to  Exhibit 10.6 to the
                  Company's  Quarterly Report on Form 10-Q for the period ended September 30, 1997).

     10.7*        Amended  and  Restated  Incentive Stock  Option Plan  (Incorporated herein by  reference  to
                  Exhibit 10.7 to the Company's  Quarterly Report on Form 10-Q for the period ended  September
                  30, 1997).

     10.8*        Amended and Restated Outside Director Stock Option Plan (Incorporated herein by reference to
                  Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the  period ended  September
                  30, 1997).

     10.9*        Amended and Restated  Nonqualified Stock Option Plan  (Incorporated  herein by  reference to
                  Exhibit 10.9 to the Company's  Quarterly Report on Form 10-Q for the period ended  September
                  30, 1997).

     10.10*       1997 Employee Stock Purchase Plan (Incorporated  herein by reference to Exhibit 10.10 to the
                  Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

     10.11        1998 Long  Term  Incentive Plan  (Incorporated  herein by  reference to  Exhibit 1.1  to the
                  Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998).

     10.12        First  Amendment to Loan and Security Agreement dated March 12, 1997 between MLC Group, Inc.
                  and Heller Financial, Inc. (Incorporated herein by reference to Exhibit 5.2 to the Company's
                  Current Report on Form 8-K filed on March 28, 1997).

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

     10.17        Amended Credit Agreement dated  July 21, 2003 between  ePlus inc., ePlus  Group, inc., ePlus
                  Government,  inc.,  and  ePlus  Capital,  inc., with  National  City  Bank,  Inc., as  Agent
                  (Incorporated herein by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K
                  filed on July 25, 2003).

     10.18        Business Financing  Agreement  dated September 8,  2000  between Deutsche Financial Services
                  Corporation and ePlus  Technology, inc. (Incorporated herein by reference to  Exhibit 5.1 to the Company's Current Report on Form 8-K filed on September 22, 2000).

     10.19        Agreement  for  Wholesale  Financing  dated  September 8, 2000  between  Deutsche  Financial
                  Services Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit
                  5.2 to the Company's Current Report on Form 8-K filed on September 22, 2000).

     10.20        Paydown  Addendum to Business  Financing  Agreement  between  Deutsche  Financial  Services
                  Corporation and ePlus Technology, inc.  (Incorporated herein by reference to  Exhibit 5.3 to the Company's Current Report on Form 8-K filed on September 22, 2000).

     10.21        Limited Guaranty dated September 8, 2000 between Deutsche Financial Services Corporation and
                  ePlus inc.(Incorporated herein  by reference to  Exhibit 5.3 to the Company's Current Report on Form 8-K filed on September 22, 2000).

     10.22        Agreement for  Wholesale Financing between Deutsche Financial Services Corporation and ePlus
                  Technology of PA, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit
                  5.1 to the Company's Current Report on Form 8-K filed on March 13, 2001).

     10.23        Business  Financing  Agreement between  Deutsche  Financial  Services  Corporation and ePlus
                  Technology of PA, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit
                  5.2 to the Company's Current Report on Form 8-K filed on March 13, 2001).

    10.24         Addendum to  Business Financing  Agreement  and Agreement for  Wholesale  Financing  between
                  Deutsche Financial Services Corporation and ePlus Technology of PA, inc., dated February 12,
                  2001  (Incorporated  herein by  reference  to Exhibit 5.3 to the Company's Current Report on
                  Form 8-K filed on March 13, 2001).

     10.25        Limited Guaranty for ePlus Technology of PA, inc. to Deutsche Financial Services Corporation
                  by  ePlus, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.4 to the Company's Current Report on Form 8-K filed on March 13, 2001).

     10.26        Intercreditor  Subordination  Agreement  between  Deutsche  Financial  Services  Corporation and IBM  Credit  Corporation  and  ePlus  Technology of PA,  inc.,  dated  February 26, 2001
                  (Incorporated herein by reference to Exhibit 5.5 to the Company's Current Report on Form 8-K
                  filed on March 13, 2001).

     10.27        Agreement for Wholesale Financing between  Deutsche Financial Services Corporation and ePlus
                  Technology of NC, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit
                  5.6 to the Company's Current Report on Form 8-K filed on March 13, 2001).

     10.28        Addendum to  Agreement for  Wholesale Financing   between ePlus  Technology of NC, inc.  and
                  Deutsche Financial Services  Corporation, dated  February 12,  2001  (Incorporated herein by reference to  Exhibit 5.7 to  the Company's  Current  Report on  Form 8-K filed on March 13,
                  2001).

     10.29        Addendum to  Agreement for  Wholesale  Financing  between ePlus  Technology of  NC, inc. and
                  Deutsche  Financial Services  Corporation,  dated February 12, 2001  (Incorporated herein by reference to  Exhibit 5.8 to the  Company's Current  Report on Form  8-K filed  on March 13,
                  2001).

     10.30        Addendum  to  Business  Financing  Agreement and  Agreement for Wholesale Financing  between
                  ePlus Technology, inc. and Deutsche Financial Services Corporation, dated February 12, 2001, amending the  Business Financing  Agreement and  Wholesale Financing Agreement, dated August
                  31, 2000 (Incorporated herein by reference to Exhibit 5.9 to the Company's Current Report on
                  Form 8-K filed on March 13, 2001).

     10.31        Deed of Lease between CALEAST INDUSTRIAL INVESTORS,  LLC  (Landlord) and ePlus inc. (Tenant)
                  (Incorporated herein by reference to Exhibit 10.30 to the  Company's Annual  Report  on Form
                  10-K for the year ended March 31, 2003).

     21           Subsidiaries of the Company

     23           Consent of Deloitte & Touche LLP

     31.1         Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer of ePlus inc.

     31.2         Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer of ePlus inc.

     32           Section 1350 certification of  the  Chief  Executive Officer and  Chief Financial Officer of
                  ePlus inc.

       * Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                /s/ PHILLIP G. NORTON
                                ------------------------------------------------
                                By: Phillip G. Norton, Chairman of the Board, President and Chief Executive Officer
                                Date: June 15, 2004

                                /s/ BRUCE M. BOWEN
                                ------------------------------------------------
                                By: Bruce M. Bowen, Director and Executive Vice President
                                Date: June 15, 2004

                                /s/  STEVEN J. MENCARINI
                                ------------------------------------------------
                                By: Steven J. Mencarini, Senior Vice President, Chief Financial Officer, Principal Accounting Officer
                                Date: June 15, 2004

                                /s/ C. THOMAS FAULDERS, III
                                ------------------------------------------------
                                By:  C. Thomas Faulders, III, Director
                                Date: June 15, 2004

                                /s/ TERRENCE O'DONNELL
                                ------------------------------------------------
                                By: Terrence O'Donnell, Director
                                Date: June 15, 2004
                           ePlus inc. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of March 31, 2003 and 2004                    F-3

Consolidated Statements of Earnings for the Years Ended
     March 31, 2002, 2003, and 2004                                          F-4

Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2002, 2003, and 2004                                          F-5

Consolidated Statements of Stockholders' Equity for the Years
     Ended March 31, 2002, 2003, and 2004                                    F-7

Notes to Consolidated Financial Statements                                   F-8

SCHEDULE

II-Valuation and Qualifying Accounts for the Years
Ended March 31, 2002, 2003, and 2004                                         S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries as of March 31, 2003 and 2004, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 15, 2004
ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                   As of March 31, 2003  As of March 31, 2004
                                                                   --------------------  --------------------

ASSETS
Cash and cash equivalents                                          $         27,784,090  $        25,155,011
Accounts receivable, net of allowance for doubtful
     accounts of $3,346,055 and $1,584,358 as of
     March 31, 2003 and 2004, respectively                                   38,384,841           51,188,640
Notes receivable                                                                 53,098               51,986
Inventories                                                                   1,373,168              899,748
Investment in leases and leased equipment - net of allowance for doubtful accounts of $3,407,376 and $3,145,655 as of March 31,
 2003 and 2004, respectively                                                182,169,324          186,667,141
Property and equipment - net                                                  5,249,087            5,230,473
Other assets                                                                  4,779,946            4,765,781
Goodwill                                                                     19,147,132           20,243,310
                                                                   -------------------- ---------------------
TOTAL ASSETS                                                       $        278,940,686 $        294,202,090
                                                                   ==================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable - equipment                                       $          5,635,776 $          9,993,077
Accounts payable - trade                                                     25,914,385           32,140,670
Salaries and commissions payable                                                619,860              583,934
Accrued expenses and other liabilities                                       13,402,101           11,983,798
Recourse notes payable                                                        2,736,298                5,863
Nonrecourse notes payable                                                   116,255,194          117,857,208
Deferred tax liability                                                        4,760,029           10,053,226
                                                                   -------------------- ---------------------
Total Liabilities                                                           169,323,643          182,617,776


COMMITMENTS AND CONTINGENCIES (Note 8)                                                -                   -

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
 none issued or outstanding                                                           -                   -
Common stock, $.01 par value; 50,000,000 authorized,
 10,540,135 issued and 9,451,651 outstanding at March 31, 2003;
 and 25,000,000 authorized, 10,717,242 issued and 8,939,958
 outstanding at March 31, 2004                                                  105,400              107,172
Additional paid-in capital                                                   62,905,727           64,339,988
Treasury stock, at cost, 1,088,484 and 1,777,284 shares, respectively        (7,511,124)         (17,192,886)
Retained earnings                                                            54,057,732           64,211,473
Accumulated other comprehensive income-
 Foreign currency translation adjustment                                         59,308              118,567
                                                                   -------------------- ---------------------
Total Stockholders' Equity                                                  109,617,043          111,584,314
                                                                   -------------------- ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $        278,940,686 $        294,202,090
                                                                   ==================== =====================

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                              Years Ended March 31,
                                                                 ---------------------------------------------
                                                                    2002              2003           2004
                                                                 ---------------------------------------------
REVENUES

Sales of product                                                 $ 133,008,378   $ 228,769,966   $ 267,898,937
Sales of leased equipment                                            9,353,088       6,095,830              -
                                                                 ---------------------------------------------
                                                                   142,361,466     234,865,796     267,898,937

Lease revenues                                                      48,850,017      50,520,293      51,253,518
Fee and other income                                                13,773,863      14,260,057      11,405,033
                                                                 ---------------------------------------------
                                                                    62,623,880      64,780,350      62,658,551

                                                                 ---------------------------------------------
TOTAL REVENUES   (1)                                               204,985,346     299,646,146     330,557,488
                                                                 --------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                             114,554,147     201,277,000     236,283,350
Cost of sales, leased equipment                                      9,043,932       5,891,789              -
                                                                 ---------------------------------------------
                                                                   123,598,079     207,168,789     236,283,350

Direct lease costs                                                   9,578,631       6,582,409      10,560,586
Professional and other fees                                          2,717,618       3,188,046       3,700,795
Salaries and benefits                                               30,164,914      43,426,999      41,325,224
General and administrative expenses                                 12,194,169      14,499,261      14,630,731
Interest and financing costs                                        11,810,414       8,308,382       6,847,072
                                                                 ---------------------------------------------
                                                                    66,465,746      76,005,097      77,064,408

                                                                 ---------------------------------------------
TOTAL COSTS AND EXPENSES   (2)                                     190,063,825     283,173,886     313,347,758
                                                                 ---------------------------------------------

Earnings before provision for income taxes                          14,921,521      16,472,260      17,209,730
                                                                 ---------------------------------------------

Provision for income taxes                                           6,009,798       6,759,551       7,055,989
                                                                 ---------------------------------------------

NET EARNINGS                                                     $   8,911,723   $   9,712,709   $  10,153,741
                                                                 =============================================

NET EARNINGS PER COMMON SHARE - BASIC                            $        0.87   $       0.97    $        1.09
                                                                 =============================================

NET EARNINGS PER COMMON SHARE - DILUTED                          $        0.85   $       0.96    $        1.02
                                                                 =============================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                         10,235,129      10,061,088       9,332,324
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                       10,458,235      10,109,809       9,976,458

(1)  Includes amounts from related parties of $147,305, $145,962 and $302,968 for the fiscal years ended March
     31, 2002,  2003 and 2004,  respectively.
(2)  Includes amounts to related parties of $902,818, $486,520  and $443,065  for the fiscal years ended March
     31, 2002, 2003 and 2004, respectively.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Years Ended March 31,
                                                                   ------------------------------------------
                                                                      2002              2003           2004
                                                                   ------------------------------------------

Cash Flows From Operating Activities:
                Net earnings                                       $  8,911,723   $  9,712,709   $ 10,153,741
                Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                  Depreciation and amortization                       5,644,713      4,510,705     10,487,439
                  Provision for credit losses                         1,488,706        616,074      1,731,325
                  Deferred taxes                                     (5,161,182)    10,231,687      5,293,197
                  Loss on sale of operating lease equipment             240,137      1,112,697
                  Adjustment of basis to fair market value of
                   operating lease equipment and investments          1,001,169             -              -
                  Payments from lessees directly to lenders            (489,962)      (291,281)    (2,645,589)
                  Loss (Gain) on disposal of property and equipment      96,148        (47,562)       904,579
                  Changes in:
                    Accounts receivable                              18,079,347       2,465,447   (14,261,777)
                    Notes receivable                                  1,634,574         174,816         1,112
                    Inventories                                       1,899,869        (501,311)      473,420
                    Other assets  (1)                                (3,747,399)        609,853        59,987
                    Accounts payable - equipment                     (5,327,815)      1,736,777     4,357,301
                    Accounts payable - trade                         (7,513,939)     10,809,400     6,226,285
                    Salaries and commissions payable, accrued
                      expenses and other liabilities                 (4,405,675)     (5,348,826)   (2,187,332)
                                                                   ------------------------------------------
                        Net cash provided by operating activities    12,350,414      35,791,185    20,593,688
                                                                   ------------------------------------------

Cash Flows From Investing Activities:
                Proceeds from sale of operating equipment                    -        1,179,485     2,574,307
                Purchase of operating lease equipment                  (931,556)    (11,627,961)  (19,592,804)
                Increase in investment in direct financing and
                 sales-type leases                                  (27,457,697)    (19,761,290)   (2,653,444)
                Proceeds from sale of property and equipment              3,907              -             -
                Purchases of property and equipment                  (1,644,879)     (1,549,190)   (2,801,030)
                Cash used in acquisitions, net of cash acquired      (3,268,334)             -     (1,601,632)
                Increase in other assets  (2)                          (373,959)             -             -
                                                                   ------------------------------------------
                        Net cash used in investing activities       (33,672,518)    (31,758,956)  (24,074,603)
                                                                   ------------------------------------------

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                   ------------------------------------------
                                                                      2002              2003           2004
                                                                   ------------------------------------------
Cash Flows From Financing Activities:
                Borrowings:
                   Nonrecourse                                     $ 81,520,753  $ 80,997,406    $ 77,904,696
                   Recourse                                              30,381    10,230,115         607,500
                Repayments:
                   Nonrecourse                                      (51,498,928)  (78,130,384)    (66,143,136)
                   Recourse                                            (604,515)   (8,089,225)     (3,337,935)
                Pay-off of recourse debt due to settlement                   -        (98,660)             -
                Write-off of non-recourse debt due to bankruptcy             -     (1,996,596)          7,181
                Purchase of treasury stock                             (574,800)   (6,936,324)     (9,681,762)
                Proceeds from issuance of capital stock, net of
                 expenses                                               165,816       492,718       1,436,033
                Repayments of lines of credit                        (4,027,283)   (1,000,000)             -
                                                                   ------------------------------------------
                        Net cash provided by (used in) financing
                         activities                                  25,011,424    (4,530,950)        792,577
                                                                   ------------------------------------------
Effect of Exchange Rate Changes on Cash                                      -         59,308          59,259
                                                                   ------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                  3,689,320      (439,413)     (2,629,079)

Cash and Cash Equivalents, Beginning of Period                       24,534,183    28,223,503      27,784,090
                                                                   ------------------------------------------

Cash and Cash Equivalents, End of Year                             $ 28,223,503  $ 27,784,090    $ 25,155,011
                                                                   ==========================================
Supplemental Disclosures of Cash Flow Information:
                Cash paid for interest                             $  1,952,352  $  4,991,426    $  6,388,066
                                                                   ==========================================
                Cash paid for income taxes                         $  7,164,082  $  4,459,405    $  1,067,972
                                                                   ==========================================

Schedule of Noncash Investing and Financing Activities:
                Common stock issued for acquisitions                  5,880,650            -               -
                Liabilities assumed in purchase transactions       $  4,029,331  $         -     $    811,657

(1)  Includes amounts provided by related parties of $98,202, $853 and $0 for the fiscal years ended March 31,
     2002, 2003 and 2004.
(2)  Includes amounts used  by related parties of $(628,218), $0  and $0  for the fiscal years ended March 31,
     2002, 2003 and 2004.

See Notes To Consolidated Financial Statements.



ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Accumulated
                                                 Common Stock       Additional                             Other
                                             --------------------   Paid-in      Treasury      Retained  Comprehensive
                                               Shares   Par Value   Capital      Stock         Earnings    Income       TOTAL
                                             ----------  --------  -----------   ----------  -----------  -------- ------------
Balance, April 1, 2001                        9,730,154  $ 97,301  $56,376,934   $       -   $35,433,300  $     -  $ 91,907,535

 Issuance of shares for option exercise             570         6      (89,668)          -            -         -       (89,662)
 Issuance of shares to employees                 33,414       334      253,129           -            -         -       253,463
 Issuance of shares in business combination     697,832     6,978    5,873,672           -            -         -     5,880,650
 Purchase of treasury stock                     (66,100)       -            -     (574,800)           -         -      (574,800)
 Net earnings                                        -         -            -            -     8,911,723        -     8,911,723
                                             ----------  --------  -----------   ----------  -----------  -------- ------------
Balance, March 31, 2002                      10,395,870   104,619   62,414,067    (574,800)   44,345,023        -   106,288,909

 Issuance of shares for option exercise          39,850       398      271,487           -            -         -       271,885
 Issuance of shares to employees                 38,315       383      220,173           -            -         -       220,556
 Purchase of treasury stock                  (1,022,384)       -            -   (6,936,324)           -         -    (6,936,324)
 Net earnings                                        -         -            -            -     9,712,709        -     9,712,709
 Foreign currency translation adjustment             -         -            -            -            -     59,308       59,308
        Total comprehensive income                   -         -            -            -            -         -     9,772,017
                                             ----------  --------  -----------  ------------ -----------  -------- ------------
Balance, March 31, 2003                       9,451,651   105,400   62,905,727  (7,511,124)   54,057,732    59,308  109,617,043

 Issuance of shares for option exercise         177,107     1,772    1,434,261           -            -         -     1,436,033
 Purchase of treasury stock                    (688,800)       -                (9,681,762)           -         -    (9,681,762)
 Net earnings                                        -         -            -            -    10,153,741             10,153,741
 Foreign currency translation adjustment             -         -            -            -            -     59,259       59,259
        Total comprehensive income                   -         -            -            -            -         -    10,213,000
                                             ----------  --------  ----------- ------------  -----------  -------- ------------
Balance, March 31, 2004                       8,939,958  $107,172  $64,339,988 $(17,192,886) $64,211,473  $118,567 $111,584,314
                                             ==========  ========  =========== ============  ===========  ======== ============

See  Notes to Consolidated Financial Statements.

                           ePlus inc. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          As of and For the Years Ended March 31, 2002, 2003, and 2004


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

On October 10, 2003, the Company purchased certain assets and liabilities from Digital Paper Corporation. In the transaction, the Company acquired all of Digital Paper's intellectual property, including its DigitalPaper XE, ViewMark, DocPak, docQuest, DirectSight, DigitalPaper Wireless and Idocs software, rights to several Digital Paper patents and trademarks, including the Digital Paper name, and several of Digital Paper's customers and key personnel. The purchase price included $1.6 million in cash and the assumption of certain liabilities of approximately $0.8 million.

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

Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct financing and sales-type leases. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. For lease periods subsequent to the initial term, revenue is recognized upon receipt of payment by the lessee because collection of such amounts is not reasonably assured. Such revenues recognized were $12,697,838, $10,773,157, and $6,904,763 for the years ended on March 31, 2002, 2003, and 2004, respectively.

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

The Company evaluates residual values on an ongoing basis and records any required adjustments. In accordance with accounting principles generally accepted in the United States of America, no upward revision of residual values is made subsequent to lease inception.

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

INVESTMENTS - The Company has a 5% membership interest in MLC/CLC LLC, a joint venture to which the Company sold leased equipment. MLC/CLC LLC stopped purchasing leased equipment prior to the year ended March 31, 2001. The Company recorded an impairment of $628,218 during the year ended March 31, 2002 on this investment which reduced its carrying value to zero. The Company wrote off $420,711 related to an investment in the equity of a start-up venture in 2002 as the underlying value did not support the carrying amount of the Company's investment.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE - The Company has capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Approximately $0.4 million and $0.2 million of internal use software was capitalized during the years ended March 31, 2004 and 2003, respectively, which is included in the accompanying consolidated balance sheets as a component of property and equipment.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS - In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the years ended March 31, 2004 and 2003, respectively, $1.9 million and $0.3 million of development costs have been capitalized.

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

RECLASSIFICATIONS - Certain items have been reclassified in the March 31, 2002 and 2003 financial statements to conform to the March 31, 2004 presentation.

COMPREHENSIVE  INCOME - Comprehensive  income consists of net income and foreign
currency   translation   adjustments  and  is  presented  in  the   accompanying
consolidated statements of stockholders' equity.

EARNINGS PER SHARE - Earnings per share (EPS) have been calculated in accordance with SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 10,235,129 in fiscal 2002, 10,061,088 in 2003, and 9,332,324 in 2004. Diluted
EPS amounts were calculated based on weighted average shares outstanding and common stock equivalents of 10,485,235 in fiscal 2002, 10,109,809 in 2003, and 9,976,458 in 2004. Additional shares included in the diluted earnings per share calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

STOCK BASED COMPENSATION - As of March 31, 2004, the Company has four stock-based employee compensation plans, which are described more fully in Note
11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation:

                                                                  Years Ended March 31,
                                                      2002               2003                2004
                                                 -------------------------------------------------------
Net earnings, as reported                            $8,911,723        $9,712,709           $10,153,741
Stock based compensation expense                     (3,125,488)       (3,653,928)           (2,454,303)
                                                 -------------------------------------------------------
Net earnings, pro forma                              $5,786,235        $6,058,781           $ 7,699,438
                                                 =======================================================

Basic earnings per share, as reported                     $0.87             $0.97                 $1.09
Basic earnings per share, pro forma                       $0.56             $0.60                 $0.83
Diluted earnings per share, as reported                   $0.85             $0.96                 $1.02
Diluted earnings per share, pro forma                     $0.55             $0.60                 $0.77

STOCK REPURCHASE - On September 20, 2001, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of its outstanding common stock for a maximum of $5,000,000 over a period of time ending no later than September 20, 2002. On October 4, 2002, another stock repurchase program previously authorized by the Company's Board of Directors became effective. This program authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending no later than October 3, 2003 and is limited to a cumulative purchase amount of $7,500,000. On October 1, 2003, another stock purchase program was authorized by the Company's Board of Directors. This program authorizes the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending no later than September 30, 2004 and is limited to a cumulative purchase amount of $7,500,000.

During the years ended March 31, 2002, 2003, and 2004, the Company repurchased 66,100, 1,022,384, and 688,800 shares of its outstanding common stock for a total of $574,800, $6,936,324, and $9,681,763. Since the inception of the Company's initial repurchase program on September 20, 2001, as of March 31, 2004, the Company had repurchased 1,777,284 shares of its outstanding common stock at an average cost of $9.67 per share for a total of $17,192,886. Of the shares repurchased, 331,551 shares were repurchased as a result of a settlement that occurred during the quarter ended September 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS - In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted Interpretation No. 46 in the fourth quarter of the current fiscal year and its adoption did not have a material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting of derivative instruments and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 and its adoption did not have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company adopted SFAS No. 150 and its adoption did not have a material impact on its financial statements.

2.  INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                                      As of March 31,
                                                                                 2003                2004
                                                                                       (In Thousands)
                                                                            ---------------------------------
Investment in direct financing and sales-type leases-net                    $   173,394          $   166,790
investment in operating lease equipment-net                                       8,775               19,877
                                                                            ---------------------------------
                                                                            $   182,169          $   186,667
                                                                            =================================


INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES
The Company's  investment in direct financing and sales-type  leases consists of the following:

                                                                                      As of March 31,
                                                                                 2003                2004
                                                                                       (In Thousands)
                                                                            ---------------------------------
Minimum lease payments                                                      $   168,385          $   161,008
Estimated unguaranteed residual value                                            26,631               25,025
Initial direct costs, net of amortization (1)                                     3,072                2,342
Less:  Unearned lease income                                                    (21,287)             (18,439)
       Reserve for credit losses                                                 (3,407)              (3,146)
                                                                            ---------------------------------
Investment in direct finance and sales-type leases, net                     $   173,394           $  166,790
                                                                            =================================

Future scheduled minimum lease rental payments as of March 31, 2004 are as follows:

                                                                                         (In Thousands)
                                                                                     ------------------------
                  Year ending March 31,  2005                                         $         78,835
                                         2006                                                   49,700
                                         2007                                                   23,798
                                         2008                                                    5,229
                                         2009 and after                                          3,446
                                                                                     ------------------------
                                         Total                                        $        161,008
                                                                                     ========================

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

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to three years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                                                      As of March 31,
                                                                                 2003                2004
                                                                                       (In Thousands)
                                                                            ---------------------------------
Cost of equipment under operating leases                                     $     12,824     $       27,985
Less:  Accumulated depreciation and amortization                                   (4,049)            (8,108)
                                                                            ---------------------------------
Investment in operating lease equipment, net                                 $      8,775     $       19,877
                                                                            =================================

Future scheduled minimum lease rental payments as of March 31, 2004 are as follows:

                                                                  (In Thousands)
                                                                  --------------
                  Year ending March 31,  2005                      $     7,060
                                         2006                            4,657
                                         2007                            3,860
                                         2008                            1,760
                                         2009 and after                    479
                                                                  --------------
                                         Total                     $    17,816
                                                                  ==============

3.  RESERVES FOR CREDIT LOSSES

As of March 31, 2003 and 2004, the Company's reserve for credit losses was $6,753,431 and $4,730,015, respectively.

The Company's reserves for credit losses are segregated between our accounts receivable and our investment in direct financing leases as follows (in thousands):

                                           Accounts            Investment in Direct
                                          Receivable             Financing Leases               Total
                                     ------------------------------------------------------------------------
Balance April 1, 2002                $         3,719           $         3,052        $         6,771

Provision for bad debts                          176                       440                    616
Recoveries                                      (140)                       -                    (140)
Write-offs and other                            (409)                      (85)                  (494)
                                     ------------------------------------------------------------------------
Balance March 31, 2003                         3,346                     3,407                  6,753

Provision for bad debts                           23                        24                     47
Recoveries                                        -                         -                      -
Write-offs and other                          (1,784)                     (286)                (2,070)
                                     ------------------------------------------------------------------------
Balance March 31, 2004               $         1,585           $         3,145        $         4,730
                                     ========================================================================

Balances   in   "Write-offs   and   other"   include   actual   write-offs   and
reclassifications  from prior years.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                               As of March 31,
                                                                            2003             2004
                                                                                (In Thousands)
                                                                       ---------------------------

           Furniture, fixtures and equipment                            $  6,118         $  4,714
           Vehicles                                                           88              117
           Capitalized software                                            5,924            6,842
           Leasehold improvements                                            335              256
           Less: Accumulated depreciation and amortization                (7,216)          (6,699)
                                                                       ---------------------------
           Property and equipment, net                                  $  5,249         $  5,230
                                                                       ===========================

5.  GOODWILL

As of March 31, 2004, the Company had goodwill, net of accumulated amortization, of $20.2 million, an increase of $1.1 million from March 31, 2003 as a result of the purchase of certain assets and liabilities of Digital Paper Corporation. As of March 31, 2003, the Company had goodwill, net of accumulated amortization, of $19.1 million which was subject to the transitional assessment provisions of SFAS No. 142. No goodwill amortization expense was recognized during the years ended March 31, 2002, 2003 and 2004.

As of March 31, 2003 and 2004, the Company has determined goodwill has not been impaired and that no potential impairment existed, based on testing performed on September 30, 2002 and 2003.

Changes in the carrying amount of goodwill for the years ended March 31, 2003 and 2004 are as follows:

                                                            Financing     Technology Sales
                                                          Business Unit     Business Unit           Total
                                                         ----------------------------------------------------
Goodwill (net), April 1, 2002                            $    6,994,679   $    15,088,629    $    22,083,308
Goodwill acquired during the period                                  -             22,984             22,984
Impairment losses during the period                                  -                 -                  -
Other adjustments during the period (1)                      (2,965,915)            6,755         (2,959,160)
                                                         ----------------------------------------------------
Goodwill (net), March 31, 2003                                4,028,764        15,118,368         19,147,132

Goodwill acquired during the period                                  -          1,089,272          1,089,272
Impairment losses during the period                                  -                 -                  -
Other adjustments during the period                                  -              6,906              6,906
                                                         ----------------------------------------------------
Goodwill (net), March 31, 2004                           $    4,028,764   $    16,214,546    $    20,243,310
                                                         ====================================================

(1)  In the year ended March 31, 2003, Goodwill was reduced $2,965,915, which represented the results of a settlement between the Company and the seller of CLG, Inc., which was acquired on October 1, 1999.

6. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

                                                              As of March 31,
                                                          2003             2004
                                                              (In Thousands)
                                                         -----------------------

Recourse line of credit with a maximum balance of
$33,000,000 bearing interest at prime less .5%           $  2,726      $     -

Recourse line of credit of $45,000,000 carrying interest
at LIBOR rate plus 175 basis ponts or, at the Company's
option, the higher of prime rate or the federal funds
rate plus 50 to 75 basis points expiring on July 21,
2006                                                           -             -

Recourse equipment notes with varying interest rates
ranging from 7.13% to 8.25%, secured by related
investment in equipment                                        10            -

Recourse vehicle note with variable interest rate                             6
                                                         -----------------------

Total recourse obligations                               $  2,736      $      6
                                                         =======================

Non-recourse equipment notes secured by related
investments in leases with interest rates ranging from
2.39% to 8.75% in fiscal years 2003 and 2004             $116,255      $117,857
                                                         =======================

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

Borrowings under the Company's $45 million line of credit are subject to certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. The borrowings are secured by the Company's assets such as leases, receivables, inventory, and equipment. Borrowings are limited to the Company's collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $45 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

Recourse and non-recourse notes payable as of March 31, 2004, mature as follows:

                                                                  Recourse Notes      Non-recourse
                                                                     Payable          Notes Payable
                                                                             (In Thousands)
                                                             -------------------------------------------
               Year ending March 31,  2005                   $      6                 $ 63,118
                                      2006                          -                   33,031
                                      2007                          -                   14,617
                                      2008                          -                    5,289
                                      2009 and after                -                    1,802
                                                             -------------------------------------------
                                      Total                  $      6                 $117,857
                                                             ===========================================

7.  RELATED PARTY TRANSACTIONS

The Company provided loans and advances to employees, the balances of which amounted to $61,722 and $19,315 as of March 31, 2003 and 2004, respectively. Such balances are to be repaid from commissions earned on successful sales or financing arrangements obtained on behalf of the Company, or via payroll deductions.

Prior to April 1, 2001, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest. The Company recognized $147,305, $145,962, and $302,968 for the years ended March 31, 2002, 2003 and 2004 for accounting and administrative services provided to MLC/CLC LLC.

The Company leases certain office space from entities that are owned, in part, by executives of the Company. During the years ended March 31, 2002, 2003, and 2004, rent expense paid to these related parties was $274,600, $486,520, and $443,065, respectively.

8.  COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain office equipment for the conduct of its business. Rent expense relating to these operating leases was $1,984,833, $2,435,972, and $2,048,201 for the years ended March 31, 2002, 2003, and 2004, respectively. As of March 31, 2004, the future minimum lease payments are due as follows:

                                 (In Thousands)
                                                       -------------------------
             Year Ending March 31,          2005                        $ 1,362
                                            2006                            255
                                            2007                              6
                                            2008                             -
                                                       -------------------------
                                                                        $ 1,623
                                                       =========================

9.  INCOME TAXES

A reconciliation of income taxes computed at the statutory federal income tax rate to the provision for income taxes included in the consolidated statements of earnings is as follows:

                                                          For the Years Ended March 31,
                                                         2002         2003         2004
                                                                  (In Thousands)
                                                       ------------------------------------
Statutory federal income tax rate                         34%           35%          35%
Income tax expense computed at the statutory
 federal rate                                          $ 5,073       $ 5,765       $ 6,023
State income tax expense, net of federal tax               939           876           975
Non-taxable interest income                                 (9)          (11)          (11)
Non-deductible expenses                                      7           130            69
                                                       ------------------------------------
Provision for income taxes                             $ 6,010       $ 6,760       $ 7,056
                                                       ====================================
Effective income tax rate                                 40.3%        41.0%         41.0%
                                                       ====================================


The components of the provision for income taxes are as follows:

                                                          For the Years Ended March 31,
                                                         2002         2003         2004
                                                                  (In Thousands)
                                                       ------------------------------------
Current:
     Federal                                           $  8,836      $ (3,008)     $    22
     State                                                2,335          (464)       1,741
                                                       ------------------------------------
                                                         11,171        (3,472)       1,763
                                                       ------------------------------------

Deferred:
     Federal                                              (4,249)       8,421        5,535
     State                                                  (912)       1,811         (242)
                                                       ------------------------------------
                                                          (5,161)      10,232        5,293
                                                       ------------------------------------

Provision for income taxes                             $   6,010     $  6,760      $ 7,056
                                                       ====================================

The components of the deferred tax (benefit) expense resulting from net temporary differences are as follows:

                                                          For the Years Ended March 31,
                                                         2002         2003         2004
                                                                  (In Thousands)
                                                       -----------------------------------------
Lease revenue recognition                              $  (3,639)    $  6,649      $  6,060
Other                                                     (1,522)       3,583          (767)
                                                       -----------------------------------------
                                                       $  (5,161)    $ 10,232      $  5,293
                                                       =========================================

Deferred  income  taxes  reflect the net tax effects of temporary differences between the carrying  amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of items comprising the Company's deferred tax asset (liability) consist of the following:

                                                          For the Years Ended March 31,
                                                         2002         2003         2004
                                                                  (In Thousands)
                                                      ------------------------------------------
Lease revenue recognition                             $   798        $ (8,232)     $(14,292)
Allowance for doubtful accounts and credit reserves     3,890           3,322         3,565
Other                                                     784             150           674
                                                      ------------------------------------------
                                                      $ 5,472        $ (4,760)     $(10,053)
                                                      ==========================================

10.  NONCASH INVESTING AND FINANCING ACTIVITIES

The Company recognized a reduction in recourse and non-recourse notes payable (Note 6) associated with its direct finance and operating lease activities from payments made directly by customers to third-party lenders amounting to $13,431,543, $14,287,124 and $30,067,365 for the years ended March 31, 2002,
2003, and 2004, respectively. In addition, the Company realized a reduction in recourse and non-recourse notes payable from the sale of the associated assets and liabilities amounting to $6,255,282, $12,453,541 and $4,218,748 for the years ended March 31, 2002, 2003, and 2004, respectively.

11.  BENEFIT AND STOCK OPTION PLANS

The Company provides its employees with contributory 401(k) profit sharing plans. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Full vesting in the plans vary from after the fourth to the sixth consecutive year of plan participation. Employer contribution percentages are determined by the Company and are discretionary each year. The Company's expenses for the plans were $(242,877), $235,394 and $247,040 for the years ended March 31, 2002, 2003 and
2004, respectively.

The Company has established a stock incentive program (the "Master Stock Incentive Plan") to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees of the Company to participate in the ownership of the Company. The Master Stock Incentive Plan provides for awards to eligible directors, employees, and independent contractors of the Company, of a broad variety of stock-based compensation alternatives under a series of component plans. These component plans include tax advantaged incentive stock options for employees under the Incentive Stock Option Plan, formula length of service based nonqualified options to non-employee directors under the Outside Director Stock Plan, nonqualified stock options under the Nonqualified Stock Option Plan, a program for employee purchase of Common Stock of the Company at 85% of fair market value under a tax advantaged Employee Stock Purchase Plan approved by the Board of Directors and effective September 16, 1998 and which ended December 31, 2002, as well as other restrictive stock and performance-based stock awards and programs which may be established by the Board of Directors. The number that may be subject to options granted under the Inccentive Stock Option Plan is capped at a maximum of 3,000,000 shares. As of March 31, 2004, a total of 2,243,409 shares of common stock have been reserved for issuance upon exercise of options granted under the Plan, which encompasses the following component plans:

     a) the Incentive Stock Option Plan ("ISO Plan"), under which 1,785,904 options are outstanding or have been exercised as of March 31, 2004;

     b) the Nonqualified Stock Option Plan ("Nonqualified Plan"), under which 260,000 options are outstanding as of March 31, 2004;

     c) the Outside Director Stock Option Plan ("Outside Director Plan"), under which 53,707 are outstanding or have been exercised as of March 31, 2004;

     d) the Employee Stock Purchase Plan ("ESPP") under which 143,798 shares have been issued as of March 31, 2004.

The exercise price of options granted under the Master Stock Incentive Plan is equivalent to the fair market value of the Company's stock on the date of grant, or, in the case of the ESPP, not less than 85% of the lowest fair market value of the Company's stock during the purchase period, which is generally six months. Options granted under the plan have various vesting schedules with vesting periods ranging from one to five years. The weighted average fair value of options granted during the years ended March 31, 2002, 2003 and 2004 was $5.14, $3.11 and $4.83 per share, respectively.

A summary of stock option activity during the three years ended March 31, 2004 is as follows:

                                                                                               Weighted
                                            Number of Shares     Exercise Price Range  Average Exercise Price
                                          --------------------- ---------------------- ----------------------

Outstanding, April 1, 2001                    1,716,285
        Options granted                         728,150              $6.24 - $8.65            $ 6.83
        Options exercised                          (570)             $9.00                    $ 9.00
        Options forfeited                      (263,280)             $6.24 - $17.38           $ 8.43
                                          ---------------------
Outstanding, March 31, 2002                   2,180,585
                                          =====================
Exercisable, March 31, 2002                   1,249,245
                                          =====================

Outstanding, April 1, 2002                    2,180,585
        Options granted                          77,000              $6.23 - $6.97            $ 6.91
        Options exercised                       (39,850)             $6.24 - $9.00            $ 6.85
        Options forfeited                      (216,547)             $6.24 - $17.38           $10.35
                                          ---------------------
Outstanding, March 31, 2003                   2,001,188
                                          =====================
Exercisable, March 31, 2003                   1,450,718
                                          =====================

Outstanding, April 1, 2003                    2,001,188
        Options granted                          78,000              $7.14 - $15.25           $10.10
        Options exercised                      (177,957)             $6.24 - $12.25           $ 8.06
        Options forfeited                      (114,999)             $6.86 - $17.38           $ 9.19
                                          ---------------------
Outstanding, March 31, 2004                   1,786,232
                                          =====================
Exercisable, March 31, 2004                   1,514,557
                                          =====================

Additional information regarding options outstanding as of March 31, 2004 is as follows:

                      Options Outstanding                                      Options Exercisable
-----------------------------------------------------------------    ----------------------------------------
        Number            Weighted Average
     Outstanding               Remaining         Weighted Average                           Weighted Average
                           Contractual Life      Exercise Price      Number Exercisable     Exercise Price

-------------------------------------------------------------------------------------------------------------
      1,786,232              5.6 years               $9.24              1,514,557               $9.43

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

                                                                        Years Ended March 31,
                                                             2002              2003              2004
                                                    ---------------------------------------------------------
Net earnings, as reported                                    $8,911,723        $9,712,709        $10,153,741
Stock based compensation expense                             (3,125,488)       (3,653,928)       (2,454,303)
                                                    ---------------------------------------------------------
Net earnings, pro forma                                      $5,786,235        $6,058,781        $ 7,699,438
                                                    =========================================================

Basic earnings per share, as reported                        $0.87             $0.97             $1.09
Basic earnings per share, pro forma                          $0.56             $0.60             $0.83
Diluted earnings per share, as reported                      $0.85             $0.96             $1.02
Diluted earnings per share, pro forma                        $0.55             $0.60             $0.77

Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option pricing models that require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                        Years Ended March 31,
                                                             2002              2003              2004
                                                       ------------------------------------------------------
Options granted under the Incentive Stock Option Plan:
        Expected life of option                              5 years           5 years           5 years
        Expected stock price volatility                      92.44%            46.02%            39.76%
        Expected dividend yield                              0%                0%                0%
        Risk-free interest rate                              4.13%             3.96%             2.96%

During the years ended March 31, 2002, 2003 and 2004, no options were granted under the Nonqualified Stock Option Plan or the Outside Director Stock Option Plan.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                 As of March 31, 2003        As of March 31, 2004
                                                Carrying     Fair Value     Carrying      Fair Value
                                                 Amount                       Amount
                                                                  (In Thousands)
                                                ----------------------------------------------------
          Assets:
               Cash and cash equivalents        $ 27,784     $ 27,784       $ 25,155       $  25,155

          Liabilities:
               Non-recourse notes payable        116,255      117,065        117,857         117,818
               Recourse notes payable              2,736        2,736              6               6

13.  SEGMENT REPORTING

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

                                                       Financing     Technology Sales
                                                     Business Unit    Business Unit           Total
                                                    ---------------- ---------------- -----------------
Twelve months ended March 31, 2002
Sales of product                                    $     1,057,862   $   131,950,516 $    133,008,378
Sales of leased equipment                                 9,353,088               -          9,353,088
Lease revenues                                           48,850,017               -         48,850,017
Fee and other income                                     10,085,448        3,688,415        13,773,863
                                                    ---------------- ---------------- -----------------
         Total Revenues                                  69,346,415      135,638,931       204,985,346

Cost of sales                                            11,872,337      111,725,742       123,598,079
Direct lease costs                                        9,578,631              -           9,578,631
Selling, general and administrative expenses             22,500,221       22,576,480        45,076,701
                                                    ---------------- ---------------- -----------------
Segment earnings                                         25,395,226        1,336,709        26,731,935
Interest expense                                         11,156,721          653,693        11,810,414
                                                    ---------------- ---------------- -----------------
         Earnings before income taxes               $    14,238,505  $       638,016  $     14,921,521
                                                    ================ ================ =================
Assets                                              $   228,505,936  $    50,489,618  $    278,995,554

Twelve months ended March 31, 2003
Sales of product                                    $     2,007,743  $   226,762,223  $    228,769,966
Sales of leased equipment                                 6,095,830               -          6,095,830
Lease revenues                                           50,520,293               -         50,520,293
Fee and other income                                     10,190,392        4,069,665        14,260,057
                                                    ---------------- ---------------- -----------------
         Total Revenues                                  68,814,259      230,831,887       299,646,146

Cost of sales                                             9,391,356      197,777,433       207,168,789
Direct lease costs                                        6,582,409               -          6,582,409
Selling, general and administrative expenses             26,848,899       34,265,407        61,114,306
                                                    ---------------- ---------------- -----------------
Segment earnings                                         25,991,595       (1,210,953)       24,780,642
Interest expense                                          7,832,220          476,162         8,308,382
                                                    ---------------- ---------------- -----------------
         Earnings before income taxes               $    18,159,375  $    (1,687,115) $     16,472,260
                                                    ================ ================ =================
Assets                                              $   226,238,171  $    52,702,516  $    278,940,686

Twelve months ended March 31, 2004
Sales of product                                    $     3,321,050  $   264,577,887  $    267,898,937
Lease revenues                                           51,253,518               -         51,253,518
Fee and other income                                      4,589,846        6,815,187        11,405,033
                                                    ---------------- ---------------- -----------------
         Total Revenues                                  59,164,414      271,393,074       330,557,488

Cost of sales                                             2,822,985      233,460,365       236,283,350
Direct lease costs                                       10,560,586               -         10,560,586
Selling, general and administrative expenses             22,874,439       36,782,311        59,656,750
                                                    ---------------- ---------------- -----------------
Segment earnings                                         22,906,404        1,150,398        24,056,802
Interest expense                                          6,692,271          154,801         6,847,072
                                                    ---------------- ---------------- -----------------
         Earnings before income taxes               $    16,214,133  $       995,597  $     17,209,730
                                                    ================ ================ =================
Assets                                              $   238,631,864  $    55,570,226  $    294,202,090
                                                    ================ ================ =================

14.  QUARTERLY DATA - UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts). Adjustments reflect the reclassification of certain prior period amounts to conform to current period presentation.

                                                   First Quarter                     Second Quarter
                                       Previously                Adjusted    Previously              Adjusted
                                        Reported    Adjustments   Amount      Reported   Adjustments  Amount
                                        ---------------------------------    --------------------------------

Year Ended March 31, 2003
Sales                                   $55,243     $ (2,356)    $52,887     $64,296     $ 1,810     $66,106
Total Revenues                           72,175         -         72,175      82,329          -       82,329
Cost of Sales                            49,924       (3,741)     46,183      57,002         593      57,595
Total Costs and Expenses                 68,826         -         68,826      78,018          -       78,018
Earnings before provision for income
 taxes                                    3,349         -          3,349       4,311          -        4,311
Provision for income taxes                1,373         -          1,373       1,766          -        1,766
Net earnings                              1,976         -          1,976       2,545          -        2,545
                                        =================================    ================================
Net earnings per common share-Basic (1) $  0.19                  $  0.19     $  0.25                 $  0.25
                                        =================================    ================================
Net earnings per common share-
 Diluted (1)                                                     $  0.19                             $  0.25
                                        =================================    ================================
Year Ended March 31, 2004

Sales                                   $65,296     $  (3)       $65,293     $70,380     $  -        $70,380
Total Revenues                           79,868       (34)        79,834      85,637        -         85,637
Cost of Sales                            57,512        (4)        57,508      62,364        -         62,364
Total Costs and Expenses                 76,086       (33)        76,053      81,071        -         81,071
Earnings before provision for income
 taxes                                    3,781        -           3,781       4,566        -          4,566
Provision for income taxes                1,478        -           1,478       1,861        -          1,861
Net earnings                              2,303        -           2,303       2,705        -          2,705
                                        =================================    ================================
Net earnings per common share-Basic (1) $  0.24                  $  0.24     $  0.29                 $  0.29
                                        =================================    ================================
Net earnings per common share-
 Diluted (1)                                                     $  0.24                             $  0.27
                                        =================================    ================================

                                                   Third Quarter                       Fourth Quarter
                                        Previously              Adjusted     Previously              Adjusted
                                        Reported   Adjustments   Amount      Reported   Adjustments  Amount
                                        ---------------------------------    --------------------------------
Year Ended March 31, 2003

Sales                                   $53,785     $ 1,674       $55,459     $51,981     $  2,337   $54,318
Total Revenues                           73,264          -         73,264      72,547         (669)   71,878
Cost of Sales                            48,934          85        49,019      48,488           (8)   48,480
Total Costs and Expenses                 68,868          -         68,868      68,131         (669)   67,462
Earnings before provision for income
 taxes                                    4,396          -          4,396       4,416           -      4,416
Provision for income taxes                1,802          -          1,802       1,818           -      1,818
Net earnings                              2,594          -          2,594       2,598           -      2,598
                                        ==================================   ================================
Net earnings per common share-Basic (1) $  0.26                  $  0.26     $  0.27                 $  0.27
                                        ==================================   ================================
Net earnings per common share-
 Diluted (1)                                                     $  0.26                             $  0.27
                                        =================================    ================================

Year Ended March 31, 2004

Sales                                   $63,325     $   -        $63,325     $68,901     $  -        $68,901
Total Revenues                           79,800         -         79,800      85,286        -         85,286
Cost of Sales                            55,763         -         55,763      60,648        -         60,648
Total Costs and Expenses                 75,478         -         75,478      80,746        -         80,746
Earnings before provision for income
 taxes                                    4,323         -          4,323       4,540        -          4,540
Provision for income taxes                1,729         -          1,729       1,988        -          1,988
Net earnings                              2,594         -          2,594       2,552        -          2,552
                                        =================================    ================================
Net earnings per common share-Basic (1) $  0.28                  $  0.28     $  0.28                 $  0.28
                                        =================================    ================================
Net earnings per common share-
 Diluted (1)                                                     $  0.26                             $  0.26
                                        =================================    ================================

(1)  The sum of quarterly amounts may not equal the annual amount due to quarterly calculations being based on varying weighted average shares outstanding.

15.  SUBSEQUENT EVENT

On May 28, 2004, ePlus purchased certain assets and assumed certain liabilities of Manchester Technologies, Inc. for total consideration of $5.2 million. The purchase was made by ePlus Technology, inc., a wholly-owned subsidiary of ePlus inc. The acquisition will add to our IT reseller and professional services business. Approximately 125 former Manchester Technologies, Inc. personnel will be hired by ePlus as part of the transaction and are located in 3 established offices in metropolitan New York, South Florida and Baltimore.

                                   SCHEDULE II

                           ePlus inc. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
               For the years ended March 31, 2002, 2003, and 2004
                                 (In Thousands)

                                                       Additions             Deductions
                                              ---------------------------   -----------
                                Balance at    (1) Charged     (2) Charged                    Balance at
                              beginning of    to costs and     to other                        end of
                                 period         expenses       accounts      Write-offs        period

         Description
2004 Allowance for doubtful
accounts and credit loss         $6,753       $   47           $   14        ($2,084)        $4,730

2003 Allowance for doubtful
accounts and credit loss         $6,771       $  616          ($  494)       ($  140)        $6,753

2002 Allowance for doubtful
accounts and credit loss         $4,279       $1,489           $1,187        ($  184)        $6,771
