Form 10-Q
period 2004-06-30
EPLUS INC
filed 2004-08-16
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding as of August 9, 2004, was 8,921,258.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES

Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed Consolidated Balance Sheets as of March 31, 2004 and June 30, 2004                    2

                  Condensed Consolidated Statements of Earnings, Three Months Ended June 30, 2003 and 2004        3

                  Condensed Consolidated Statements of Cash Flows, Three Months Ended June 30, 2003 and 2004      4

                  Notes to Condensed Consolidated Financial Statements                                            6

         Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition          10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     19

         Item 4.  Controls and Procedures                                                                        19


Part II. Other Information:

         Item 1.  Legal Proceedings                                                                              20

         Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities              20

         Item 3.  Defaults Upon Senior Securities                                                                20

         Item 4.  Submission of Matters to a Vote of Security Holders                                            20

         Item 5.  Other Information                                                                              20

         Item 6.  Exhibits and Reports on Form 8-K                                                               21

Signatures                                                                                                       22

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                        As of March 31, 2004       As of June 30, 2004
                                                                       ------------------------------------------------
ASSETS

Cash and cash equivalents                                              $        25,155,011         $         8,755,529
Accounts receivable, net of allowance for doubtful accounts of
     $1,584,358 and $1,388,028 as of March 31,  2004 and  June
     30, 2004, respectively                                                     51,188,640                  70,488,274
Notes receivable                                                                    51,986                      86,095
Inventories                                                                        899,748                   3,590,763
Investment in leases and leased equipment - net                                186,667,141                 180,510,036
Property and equipment - net                                                     5,230,473                   4,910,259
Goodwill                                                                        20,243,310                  26,222,765
Other assets                                                                     4,765,781                   5,082,276
                                                                       ------------------------------------------------
TOTAL ASSETS                                                           $       294,202,090         $       299,645,997
                                                                       ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable - equipment                                           $         9,993,077         $         8,976,239
Accounts payable - trade                                                        32,140,670                  42,336,030
Salaries and commissions payable                                                   583,934                     482,818
Accrued expenses and other liabilities                                          11,983,798                  16,933,911
Income taxes payable                                                                    -                    1,059,367
Recourse notes payable                                                               5,863                   2,403,835
Non-recourse notes payable                                                     117,857,208                 103,848,036
Deferred tax liability                                                          10,053,226                  10,246,330
                                                                       ------------------------------------------------
Total Liabilities                                                              182,617,776                 186,286,566

COMMITMENTS AND CONTINGENCIES                                                           -                           -

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued or outstanding                                                           -                           -
Common stock, $.01 par value; 25,000,000 shares authorized;
   10,717,242 issued and 8,939,958 outstanding at March 31, 2004
   and 10,731,542 issued and 8,915,258 outstanding at June 30, 2004    $           107,172         $           107,315
Additional paid-in capital                                                      64,339,988                  64,445,799
Treasury Stock, at cost, 1,777,284 and 1,816,284 shares, respectively          (17,192,886)                (17,685,438)
Retained earnings                                                               64,211,473                  66,386,474
Accumulated other comprehensive income -
   foreign currency translation adjustment                                         118,567                     105,281
                                                                       ------------------------------------------------
Total Stockholders' Equity                                                     111,584,314                 113,359,431
                                                                       ------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $       294,202,090         $       299,645,997
                                                                       ================================================
See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                2003                        2004
                                                                       ------------------------------------------------
REVENUES

Sales of product                                                       $        65,295,787         $        91,968,861
Lease revenues                                                                  12,375,547                  12,155,741
Fee and other income                                                             2,196,184                   2,574,131
                                                                       ------------------------------------------------
TOTAL REVENUES                                                                  79,867,518                 106,698,733
                                                                       ------------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                          57,511,924                  82,160,785
Direct lease costs                                                               2,348,130                   2,676,998
Professional and other fees                                                        516,045                   1,764,765
Salaries and benefits                                                           10,147,191                  10,798,131
General and administrative expenses                                              3,816,453                   4,219,475
Interest and financing costs                                                     1,746,349                   1,392,137
                                                                       ------------------------------------------------
TOTAL COSTS AND EXPENSES                                                        76,086,092                 103,012,291
                                                                       ------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                       3,781,426                   3,686,442
                                                                       ------------------------------------------------

PROVISION FOR INCOME TAXES                                                       1,478,098                   1,511,441
                                                                       ------------------------------------------------
NET EARNINGS                                                           $         2,303,328         $         2,175,001
                                                                       ================================================


NET EARNINGS PER COMMON SHARE - BASIC                                  $              0.24         $              0.24
                                                                       ================================================
NET EARNINGS PER COMMON SHARE - DILUTED                                $              0.24         $              0.23
                                                                       ================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                      9,455,381                   8,921,590
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                    9,601,499                   9,407,252

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                2003                        2004
                                                                       ------------------------------------------------
Cash Flows From Operating Activities:
     Net earnings                                                      $         2,303,328         $         2,175,001
     Adjustments to reconcile net earnings to net cash provided by
      (used in)operating activities:
         Depreciation and amortization                                           1,650,219                   3,293,081
         Write-off of non-recourse debt                                                 -                     (402,217)
         Increase (decrease) in provision for credit losses                         41,569                    (196,330)
         Deferred taxes                                                          1,003,139                     193,104
         Payments from lessees directly to lenders                                (302,847)                 (1,000,711)
         Loss (gain) on disposal of property and equipment                         152,776                      (4,306)
         Changes in:
                 Accounts receivable                                           (12,963,714)                (18,305,032)
                 Notes receivable                                                  (54,357)                    (34,109)
                 Inventories                                                      (249,722)                 (2,691,015)
                 Other assets                                                     (383,022)                   (310,217)
                 Accounts payable - equipment                                      757,083                  (1,016,838)
                 Accounts payable - trade                                         (194,154)                 10,143,642
                 Salaries and commissions payable, accrued expenses
                   and other liabilities                                            80,527                   4,084,882
                                                                       ------------------------------------------------
                      Net cash used in operating activities                     (8,159,175)                 (4,071,065)
                                                                       ------------------------------------------------

Cash Flows From Investing Activities:
     Purchases of operating lease equipment                                     (4,155,067)                 (4,890,867)
     Decrease in investment in direct financing and sales-type leases            3,306,168                   2,259,486
     Purchases of property and equipment                                          (262,453)                   (352,128)
     Proceeds from sale of operating equipment                                      98,511                     134,020
     Cash used in acquisitions                                                          -                   (5,000,000)
                                                                       ------------------------------------------------
         Net cash used in investing activities                                  (1,012,841)                 (7,849,489)
                                                                       ------------------------------------------------

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                2003                        2004
                                                                       ------------------------------------------------
Cash Flows From Financing Activities:
     Borrowings:
         Non-recourse                                                  $        17,729,162         $          2,917,525
     Repayments:
         Non-recourse                                                          (10,510,823)                 (9,394,540)
         Recourse                                                               (2,736,298)                     (1,858)
     Purchase of treasury stock                                                         -                     (492,552)
     Proceeds from issuance of capital stock, net of expenses                       48,748                     105,954
     Net borrowings on lines of credit                                                  -                    2,399,829
                                                                       ------------------------------------------------
                 Net cash provided by (used in) financing activities             4,530,789                  (4,465,642)
                                                                       ------------------------------------------------

Effect of Exchange Rate Changes on Cash                                             17,383                     (13,286)
                                                                       ------------------------------------------------

Net Decrease in Cash and Cash Equivalents                                       (4,623,844)                (16,399,482)

Cash and Cash Equivalents, Beginning of Period                                  27,784,090                  25,155,011
                                                                       ------------------------------------------------

Cash and Cash Equivalents, End of Period                               $        23,160,246         $         8,755,529
                                                                       ================================================

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest                                           $           941,135         $           763,834
                                                                       ================================================
      Cash paid for income taxes                                       $           339,762         $           218,922
                                                                       ================================================

See Notes to Condensed Consolidated Financial Statements.

                          ePlus inc. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of ePlus inc. and subsidiaries (the "Company") included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were normal, recurring accruals. Certain prior-period amounts have been reclassified to conform to the current period's presentation.

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

For the quarters ended June 30, 2004 and 2003, accumulated other comprehensive income increased (decreased) $13,286 and ($41,925), respectively, resulting in total comprehensive income of $2,188,287 and $2,261,403, respectively.

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2004 (the "Company's 2004 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

2. STOCK-BASED COMPENSATION

As of June 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation:

                                                Three Months Ended June 30,
                                              2003                       2004
                                            -----------------------------------
Net earnings, as reported                   $     2,303,328    $     2,175,001
Stock based compensation expense                   (595,742)          (208,904)
                                            -----------------------------------
Net earnings, pro forma                     $     1,707,586    $     1,966,097
                                            ===================================

Basic earnings per share, as reported       $          0.24    $          0.24
Basic earnings per share, pro forma         $          0.18    $          0.22
Diluted earnings per share, as reported     $          0.24    $          0.23
Diluted earnings per share, pro forma       $          0.18    $          0.21

3. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                                              As of
                                                                         March 31, 2004                 June 30, 2004
                                                                                         (In Thousands)
                                                                       ------------------------------------------------
Investment in direct financing and sales-type leases-net               $        166,790               $        157,859
Investment in operating lease equipment-net                                      19,877                         22,651
                                                                       -----------------              -----------------
                                                                       $        186,667               $        180,510
                                                                       =================              =================

The Company's net investment in leases is collateral for non-recourse and recourse equipment notes, if any.

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:

                                                                                              As of
                                                                         March 31, 2004                 June 30, 2004
                                                                                         (In Thousands)
                                                                       ------------------------------------------------
Minimum lease payments                                                 $        161,008               $        151,555
Estimated unguaranteed residual value                                            25,025                         24,486
Initial direct costs, net of amortization (1)                                     2,342                          2,175
Less:  Unearned lease income                                                    (18,440)                       (17,212)
           Reserve for credit losses                                             (3,145)                        (3,145)
                                                                       -----------------              -----------------
Investment in direct financing and sales-type leases, net              $        166,790               $        157,859
                                                                       =================              =================

(1) Initial direct costs are shown net of amortization of $2,184 and $2,312 at March 31 and June 30, 2004, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating lease equipment primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                                                              As of
                                                                         March 31, 2004                 June 30, 2004
                                                                                         (In Thousands)
                                                                       ------------------------------------------------
Cost of equipment under operating leases                               $         27,985               $         32,130
Less:  Accumulated depreciation and amortization                                 (8,108)                        (9,479)
                                                                       -----------------              -----------------
Investment in operating lease equipment, net                           $         19,877               $         22,651
                                                                       =================              =================

4. PROVISION FOR CREDIT LOSSES

As of March 31 and June 30, 2004, the Company's provisions for credit losses were $4,730,015 and $4,533,683, respectively. The Company's provisions for credit losses are segregated between our accounts receivable and our lease assets as follows (in thousands):

                                                                      Investment in Direct
                                            Accounts Receivable         Financing Leases                 Total
                                         ------------------------   ------------------------   ------------------------
Balance April 1, 2003                    $                 3,346    $                 3,407    $                 6,753

Provision for credit losses                                   23                         24                         47
Recoveries                                                    -                          -                          -
Write-offs and other                                      (1,784)                      (286)                    (2,070)
                                         ------------------------   ------------------------   ------------------------
Balance March 31, 2004                                     1,585                      3,145                      4,730
                                         ------------------------   ------------------------   ------------------------

Bad Debts Expense                                           (158)                        -                        (158)
Recoveries                                                     6                         -                           6
Other                                                        (44)                        -                         (44)
                                         ------------------------   ------------------------   ------------------------
Balance June 30, 2004                    $                 1,389    $                 3,145    $                 4,534
                                         ========================   ========================   ========================

5. SEGMENT REPORTING

The Company manages its business segments on the basis of the products and services offered. The Company's reportable segments consist of its traditional financing business unit and its technology sales business unit. The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The technology sales business unit sells information technology ("IT") equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply-chain-management solutions for information technology and other operating resources. The Company evaluates segment performance on the basis of segment net earnings.

Both segments utilize the Company's proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit. Service fees generated by our proprietary software and services are also included in the technology sales business unit.

The accounting policies of the financing and technology sales business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies," in the Company's 2004 Form 10-K. Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.

Certain revenues, expenses, and assets for the three months ended and as of June 30, 2003 are shown different than as previously reported to conform with the allocation method used in the quarter ended June 30, 2004 for certain amounts related to ePlus inc., the parent company.

                                                              Financing           Technology Sales
                                                            Business Unit           Business Unit            Total
                                                          -----------------     --------------------     --------------
Three months ended June 30, 2003
Sales of product                                          $        778,871      $        64,516,916      $  65,295,787
Lease revenues                                                  12,375,547                       -          12,375,547
Fee and other income                                               670,902                1,525,282          2,196,184
                                                          -----------------     --------------------     --------------
        Total revenues                                          13,825,320               66,042,198         79,867,518
Cost of sales                                                      747,801               56,764,123         57,511,924
Direct lease costs                                               2,348,130                       -           2,348,130
Selling, general and administrative expenses                     5,437,349                9,042,340         14,479,689
                                                          -----------------     --------------------     --------------
Segment earnings before interest expense                         5,292,040                  235,735          5,527,775
Interest expense                                                 1,584,212                  162,137          1,746,349
                                                          -----------------     --------------------     --------------
        Earnings before income taxes                      $      3,707,828      $            73,598      $   3,781,426
                                                          =================     ====================     ==============
Assets                                                    $    218,130,356      $        61,484,443      $ 279,614,799
                                                          =================     ====================     ==============

Three months ended June 30, 2004
Sales of product                                          $      1,196,726      $        90,772,135      $  91,968,861
Lease revenues                                                  12,155,741                       -          12,155,741
Fee and other income                                               951,859                1,622,272          2,574,131
                                                          -----------------     --------------------     --------------
        Total revenues                                          14,304,326               92,394,407        106,698,733
Cost of sales                                                      865,483               81,295,302         82,160,785
Direct lease costs                                               2,676,998                       -           2,676,998
Selling, general and administrative expenses                     5,439,188               11,343,183         16,782,371
                                                          -----------------     --------------------     --------------
Segment earnings (loss) before interest expense                  5,322,657                 (244,078)         5,078,579
Interest expense                                                 1,354,101                   38,036          1,392,137
                                                          -----------------     --------------------     --------------
        Earnings (loss) before income taxes               $      3,968,556      $          (282,114)     $   3,686,442
                                                          =================     ====================     ==============
Assets                                                    $    208,683,058      $        89,962,939      $ 298,645,997
                                                          =================     ====================     ==============

6. EARNINGS PER SHARE

The weighted average number of common shares used in determining basic and diluted net income per share for the three months ended June 30, 2003 and 2004 are as follows:

                                                         Three Months Ended
                                                              June 30,
                                                        2003            2004
                                                     -----------    -----------
Basic common shares outstanding                       9,455,381      8,921,590
Common stock equivalents                                146,118        485,662
                                                     -----------    -----------
Diluted common shares outstanding                     9,601,499      9,407,252
                                                     ===========    ===========

7. COMMITMENTS AND CONTINGENCIES

The Company is not party to any material legal proceedings. We are engaged in ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, it is management's opinion that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

8. BUSINESS COMBINATION

On May 28, 2004, the Company purchased certain fixed assets, customer lists and contracts, and assumed certain liabilities of Manchester Technologies, Inc. The purchase was made by ePlus Technology, inc., a wholly-owned subsidiary of ePlus inc., and will add to our IT reseller and professional services business. The acquisition will add approximately 125 former Manchester Technologies, Inc. personnel as well as four established offices in metropolitan New York, South Florida and Baltimore. The purchase price included $5.0 million in cash and the assumption of certain liabilities of approximately $1.875 million. The purchase price allocation has not been finalized as of the date of this publication because final intangible asset valuations have not been completed. The accompanying condensed consolidated statement of earnings for the three months ended June 30, 2004 includes revenues and expenses from Manchester Technologies, Inc. beginning May 28, 2004.

The following unaudited pro forma combined condensed statements of earnings set forth the consolidated results of operations for the three months ended June 30, 2004 and 2003 as if the above-described acquisition had occurred at the beginning of the periods presented. The pro forma results contain Manchester Technologies, Inc. financial data for the three months ended April 30, 2004 and 2003, respectively. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the combinations had been in effect for the three-month periods ended June 30, 2004 and 2003.

                                                            Pro forma
                                                    Three Months Ended June 30,
                                                     2004                 2003
                                                   -----------------------------
(amounts in thousands, except per share amounts)
Revenue                                            $  137,591        $  105,116
Net income                                              2,779             2,580
Earnings per share                                 $     0.31        $     0.27

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of this report, and the Company's 2004 Form 10-K.

Overview

Certain statements contained herein are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of, the Company's services, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond our control. The Company undertakes no obligation to, and does not intend to, update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances. See "Factors That May Affect Future Operating Results."

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, interest rate fluctuations, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of the sales of equipment in our lease portfolio prior to the expiration of the lease term to the lessee or to a third party. Such sales of leased equipment prior to the expiration of the lease term may have the effect of increasing revenues and net earnings during the period in which the sale occurs, and reducing revenues and net earnings otherwise expected in subsequent periods. See "Potential Fluctuations in Quarterly Operating Results."

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

Our total sales and marketing staff consisted of approximately 202 people as of June 30, 2004, at our 36 locations, of which 35 are in the United States and 1 in Canada.

On May 15, 2001, we acquired from ProcureNet, Inc. the e-commerce procurement software asset, products, and software technology for cleaning and categorizing product descriptions for e-commerce catalogues. On October 10, 2003, the Company acquired the software business of Digital Paper Corporation, a provider of document access and collaboration solutions. On May 28, 2004, the Company purchased certain assets and assumed certain liabilities of Manchester Technologies, Inc. The acquisition will add to our IT reseller and professional services business. Approximately 125 former Manchester Technologies, Inc. personnel have been hired by ePlus as part of the transaction and are located in 4 established offices in metropolitan New York, South Florida and Baltimore. These combined software products, IT reseller activities and services, and the associated expenses with these business acquisitions have substantially increased our expenses, and the ability to sell these products and services is expected to fluctuate depending on the customer demand for these products and services, which to date is still unproven. The products and services from these acquisitions are included in our technology sales business unit segment, and are combined with our other sales of IT products and services. Our leasing and financing activities are included in our financing business unit segment in our financial statements.

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

DIRECT FINANCING AND SALES-TYPE LEASES. Direct financing and sales-type leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing or sales-type lease if the creditworthiness of the customer and the collectability of lease payments are reasonably certain and it meets one of the following criteria: (1) the lease transfers ownership of the equipment to the customer by the end of the lease term; (2) the lease contains a bargain-purchase option; (3) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (4) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at the inception of the lease.

Direct financing leases are recorded as investment in direct financing leases upon acceptance of the equipment by the customer. At the commencement of the lease, unearned lease income is recorded that represents the amount by which the gross lease payments receivable plus the estimated residual value of the equipment exceeds the equipment cost. Unearned lease income is recognized, using the interest method, as lease revenue over the lease term.

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

Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct financing and sales-type leases. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. For the periods subsequent to the lease term, revenue is recognized upon receipt of payment from the lessee, since collection of such payments is not reasonably assured. Such revenues recognized were $1,833,141 and $2,140,894 for the three months ended June 30, 2003 and 2004, respectively.

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

We seek to realize the estimated  residual value at lease  termination  through:
(1) renewal or extension of the original lease; (2) sale of the equipment either to the lessee or on the secondary market; or (3) lease of the equipment to a new customer. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in equipment sales revenues and cost of equipment sales when title is transferred to the buyer. For lease periods subsequent to the initial term, month-to-month continuation transactions, our policy is to recognize revenue upon the payment by the lessee because collection of such amounts is not reasonably assured.

INITIAL DIRECT COSTS. Initial direct costs related to the origination of direct financing or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

SALES OF PRODUCT. Sales of product includes the following types of transactions:
(1) sales of new or used  equipment  that  is not  subject to any type of lease;
(2) service revenue in our technology sales business unit; (3) sales of off-lease equipment to the secondary market; and (4) sales of procurement software. Sales of new or used equipment are recognized upon shipment and sales of off-lease equipment are recognized when constructive title passes to the purchaser. Service revenue is recognized as the related services are rendered.

SOFTWARE SALES AND RELATED COSTS. Revenue from sales of procurement software is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions." We recognize revenue when all the following criteria exist: there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sale price is determinable, and it is probable that collection will occur. Our accounting policy requires that revenue earned and related costs incurred on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue related to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

SALES OF LEASED EQUIPMENT. Sales of leased equipment consists of sales of equipment subject to an existing lease under which we are lessor, including any underlying financing related to the lease. Sales of equipment subject to an existing lease are recognized when constructive title passes to the purchaser.

OTHER SOURCES OF REVENUE. Amounts charged for hosting arrangements in which the customer accesses the programs from an ePlus-hosted site and does not have possession, and for Procure+, our e-procurement software package, are recognized as services are rendered. Amounts charged for Manage+, our asset management software service, are recognized on a straight-line basis over the period the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees;
(3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers in the reseller business; and (5) interest and other miscellaneous income. These revenues are included in fee and other income in our consolidated statements of earnings.

RESERVE FOR CREDIT LOSSES. The reserve for credit losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolios. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis).

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net. Capitalized costs, net of amortization, totaled $1,191,054 and $1,242,315 as of June 30, 2004 and March 31, 2004, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of other assets. The Company had $954,456 and $780,667 of capitalized costs, net of amortization, as of March 31, 2004 and June 30, 2004 respectively.

RESULTS OF OPERATIONS - Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total revenues generated by the Company during the three-month period ended June 30, 2004 were $106,698,733 compared to revenues of $79,867,518 during the comparable period in the prior fiscal year, an increase of 33.6%. The increase is primarily the result of increased sales of product and leased equipment. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS."

Sales of product are generated primarily through the Company's technology sales business unit subsidiaries and represented 99% of total sales revenue for the three months ended June 30, 2004 and 2003. Sales of product increased 40.8% to $91,968,861 during the current period compared to $65,295,787 generated during the comparable period in the prior fiscal year. The increase was a result of higher sales within our technology sales business unit subsidiaries, some of which was generated by the acquisition of Manchester Technologies, Inc., several large purchases by major customers and a general increase in sales from our pre-Manchester customer base. Included in the sales of product in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. The Company realized a gross margin on sales of product of 10.7% and 11.9% for the three-month periods ended June 30, 2004 and 2003, respectively. The Company's gross margin on sales of product is affected by the mix and volume of products sold.

The Company's lease revenues decreased 1.8% to $12,155,741 for the three months ended June 30, 2004 compared with the corresponding period in the prior fiscal year. This decrease was due in part to the seasonal nature of government leasing.

For the three months ended June 30, 2004, fee and other income increased 17.2% over the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, and interest income. The current period increase in fee and other income is attributable to an increase in subscription fees and other fees derived from our eECM solution. The Company's fee and other income includes earnings from certain transactions that are in the Company's normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 14.0% during the three-month period ended June 30, 2004 as compared to the same period in the prior fiscal year. The increase is the result of an increase in lease depreciation, specifically depreciation on the increased operating lease assets and on the Company's matured lease portfolio.

The increase in professional and other fees of 242.0%, or $1,248,720, for the current period over the comparable period in the prior fiscal year, was primarily the result of increased expenses related to the Company's pursuing patent infringement litigation as well as an increase in the use of outside professional services. Professional and other fees include expenses that the Company paid to Manchester Technologies, Inc. for professional services rendered by sixty-five people that will be hired in a subsequent period and a transition team. As a result of the acquisition, the Company hired approximately 60 people on June 1, 2004.

Salaries and benefits expenses increased 6.41% during the three-month period ended June 30, 2004 over the same period in the prior year. Salaries and benefits expense increased due to an increase in benefit costs and an increase in the average number of employees during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The Company employed approximately 573 people as of June 30, 2004, including 60 employees from the Manchester acquisition, as compared to 565 people at June 30, 2003.

The Company's general and administrative expenses increased 10.6% to $4,219,475 during the three months ended June 30, 2004, as compared to the same period in the prior fiscal year. The increase is largely due to a higher sales volume and an increase in the number of offices and employees, due in part to the Manchester Technologies, Inc. acquisition.

Interest and financing costs incurred by the Company for the three months ended June 30, 2004 decreased 20.3% due to decreased borrowing under the Company's lines of credit and because our weighted average interest rate on new lease-related non-recourse debt decreased during the three months ended June 30, 2004, as compared to the same period in the prior fiscal year. Interest and financing costs relate to interest costs on the Company's indebtedness, both lease-specific and general working capital. Payments for interest costs on the majority of the Company's non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $1,511,441 for the three months ended June 30, 2004 from $1,478,098 for the three months ended June 30, 2003, reflecting effective income tax rates of 41.0% and 39.0% for the three months ended June 30, 2004 and 2003, respectively. This increase was due in part to individual states' treatment of bonus depreciation available in fiscal year 2004.

The foregoing resulted in a 5.6% decrease in net earnings for the three-month period ended June 30, 2004 as compared to the same period in the prior fiscal year. Basic and fully diluted earnings per common share were $0.24 and $0.23 for the three months ended June 30, 2004, respectively, as compared to $0.24 and $0.24 for the three months ended June 30, 2003, respectively. Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2004 were 8,921,590 and 9,407,252 respectively. For the three months ended June 30, 2003, the basic and diluted weighted average shares outstanding were 9,455,381 and 9,601,499, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended June 30, 2004, the Company used cash flows provided by operating activities of $4,071,065 and used cash flows from investing activities of $7,849,489. Cash flows used in financing activities amounted to $4,465,642 during the same period. The effect of exchange rate changes during the period used cash flows of $13,286. The net effect of these cash flows was a net decrease in cash and cash equivalents of $16,399,482 during the three-month period. During the same period, the Company's total assets increased $5,443,907 or 1.8%. The cash balance at June 30, 2004 was $8,755,529 as compared to $25,155,011 at March 31, 2004.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flows from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. Recently, the Company has funded its leasing activities with Bank of America Vendor Finance, Inc. (including Fleet Business Credit LLC), De Lage Landen Financial Services, Inc., Citizens Leasing Corporation, Fifth Third Bank, GE Capital Corporation, Hitachi Capital America Corporation, JP Morgan Leasing, Inc, and Wells Fargo Equipment Finance, Inc., among others. During the three-month period ended June 30, 2004, the Company's lease related non-recourse debt portfolio decreased 11.9% to $103,848,036.

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

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of June 30, 2004, the Company had $8,976,239 of unpaid equipment cost, as compared to $9,993,077 at March 31, 2004.

The Company's "Accrued expenses and other liabilities" includes deferred income, accrued salaries and benefits, and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of June 30, 2004, the Company had $16,933,911 of accrued expenses and other liabilities.

Working capital for our leasing business is provided through a $45,000,000 credit facility expiring on July 21, 2006. Participating in this facility are Branch Banking and Trust Company, Bank of America, and National City Bank as agent. Each bank has committed $15,000,000 to the facility. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility is secured by certain of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment. In addition, we have entered into pledge agreements for the stock of each of our Subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. As of June 30, 2004, the Company had an outstanding balance of $500,000. In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.

The interest rates charged on borrowings under the National City Bank facility are the higher of the LIBOR interest rate plus 1.75% to 2.50%, or the higher of the Federal Funds Rate plus 0.5% to 0.75% or prime rate. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and leases. Availability under the credit facility may be limited by the asset value of equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to the following: minimum tangible net worth; cash flow coverage ratios; maximum debt-to-equity ratio; maximum amount of guarantees of subsidiary obligations; mergers; acquisitions; and asset sales. The Company was in compliance with said covenants as of June 30, 2004.

ePlus Technology has a separate credit facility from GE Commercial Distribution Finance Corporation ("GECDF") to finance its working capital requirements for inventories and accounts receivable. The traditional business of ePlus Technology as a seller of computer technology and related peripherals and software products is financed through an agreement known as "floor planning" financing in which interest expense for the first thirty to forty-five days, in general, is not charged but is paid by the supplier/distributor. The floor planning liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty- to forty-five-day time-frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty- to forty-five-day obligation is not paid timely, interest is then assessed at stated contractual rates. On June 28, 2004, the Company modified its floor planning agreement with GECDF to increase the credit limit to $50,000,000 from existing $26,000,000.

The respective floor planning inventory agreement maximum credit limits and actual outstanding balances were as follows:

                                  Credit Limit at   Balance as of March   Credit Limit at   Balance as of
Floor Plan Supplier                March 31, 2004         31, 2004         June 30, 2004    June 30, 2004
-----------------------------------------------------------------------------------------------------------
GE Distribution Finance Corp.     $  26,000,000     $  21,637,077         $  50,000,000     $  32,137,980

The facility provided by GE Distribution Finance Corporation requires a guaranty of up to $10,500,000 by ePlus inc. The loss of the GE Distribution Finance Corporation floor planning facilities could have a material adverse effect on our future results as we currently rely on these facilities for daily working capital and liquidity for our technology sales business and operational accounts payable functions.

In addition to the floor planning financing, ePlus Technology, inc. has an accounts receivable facility through GE Distribution Finance Corporation with a maximum amount that can be borrowed of $15,000,000. As of June 30, 2004 there was a $1,899,829 outstanding balance on this facility. As of March 31, 2004, the maximum available that could be borrowed under the accounts receivable facility was $15,000,000 and there was no outstanding balance. Availability under the lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. The Company was in compliance with said covenants as of June 30, 2004.

In the normal course of business, the Company may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management's opinion. The Company is in compliance with the performance obligations under all service contracts for which there is a performance  guarantee,  and any  liability  incurred in  connection  with these guarantees would not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of the ePlus Technology, inc. floor planning and accounts receivable financing up to $10.5 million.

On September 20, 2001, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of its outstanding common stock for a maximum of $5,000,000 over a period of time ending no later than September 20, 2002. On October 4, 2002, another stock repurchase program previously authorized by the Company's Board of Directors became effective. This program authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending no later than October 3, 2003 and is limited to a cumulative purchase amount of $7,500,000. On October 1, 2003, the Company's Board of Directors authorized another stock repurchase program for the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending September 30, 2004, with a cumulative purchase maximum of $7,500,000. On May 5, 2004, the Company's Board of Directors approved an increase in cumulative purchase maximum amount from $7,500,000 to $12,000,000.

During the three months ended June 30, 2004, the Company repurchased 39,000 shares of its outstanding common stock for a total of $492,552. During the three months ended June 30, 2003, no such repurchase occurred. Since the inception of the Company's initial repurchase program on September 20, 2001, and as of June 30, 2004, the Company had repurchased 1,816,284 shares of its outstanding common stock at an average cost of $9.74 per share for a total of $17,685,438. Of the shares repurchased, 331,551 shares were repurchased at a price of $5.87 per share as a result of a settlement that occurred in August, 2002.

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

Our traditional businesses of equipment leasing and financing and technology sales have the following risks, among others, which are described in the Company's 2004 Form 10-K:

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

Our eECM solution, introduced in May 2002, has had a limited operating history. Although we have been in the business of financing and selling information technology equipment since 1990, we will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. Some of these challenges relate to the Company's ability to:

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed-interest-rate instruments, the Company is reliant upon lines of credit and other financing facilities that are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GE Distribution Finance Corporation facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GE Distribution Finance Corporation facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. If the amount borrowed is not paid at the end of the rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flows to be materially affected by changes in market interest rates. As of June 30, 2004, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, the Company began transacting business in Canada. As a result, the Company has entered into lease contracts and non-recourse, fixed interest rate financing denominated in Canadian Dollars. To date, Canadian operations have been insignificant and the Company believes that potential fluctuations in currency exchange rates will not have a material effect on its financial position.

Item 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. Common Stock during the quarter ended June 30, 2004:

                                                                            Total number of        Maximum number
                                           Total number                     shares purchased      of shares that may
                                            of shares        Average           as part of         yet be purchased
                                            purchased       price per      publicly announced        under the
           Period                             (1)             share        plans or programs     plans or programs
-----------------------------------------------------------------------------------------------------------------------
April 1, 2004 through April 30, 2004       39,000           $  12.63       39,000                         -         (2)
May 1, 2004 through May 31, 2004               -            $     -            -                     393,681        (3)
June 1, 2004 through June 30, 2004             -                  -            -                     391,697        (4)

(1)  All shares acquired were in open-market purchases.
(2)  The share  purchase  authorization  in place for the month  ended April 30, 2004 has purchase  limitations on  both the number of shares  (3,000,000) and  a  total  dollar  cap  ($7,500,000).  As of April 30,  2004,  the  remaining authorized dollar amount to purchase  shares was $0. The average price per share is based on the  average  purchase price  during  the month of April 2004.
(3)  The share  purchase  authorization  in place for the quarter ended June 30, 2004  has purchase  limitations on both the  number of  shares (3,000,000) and  a total  dollar  cap  ($12,000,000).  As of May  31,  2004,  the  remaining authorized  dollar amount to purchase shares was $4,430,094 and, based on May's average price per share of $11.253,
     393,681  represents  the maximum number of shares that may yet be purchased.
(4)  The share  purchase authorization in place for the quarter ended June 30, 2004 has purchase limitations on both the number  of  shares  (3,000,000)  and a  total  dollar  cap  ($12,000,000).  As  of June  30,  2004,  the  remaining authorized  dollar amount to purchase shares was $4,430,094 and, based on June's average price per share of $11.31,
     391,697  represents the maximum number of shares that may yet be purchased.


Item 3.  Defaults Upon Senior Securities
         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable


Item 5.  Other Information
         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit No.     Exhibit Description
-----------     --------------------

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



         (b) Reports on Form 8-K

On April 2, 2004, the Company furnished a Current Report on Form  8-K enclosing  documents amending  an existing  credit facility between ePlus Technology, inc., a wholly owned subsidiary of ePlus inc., and GE Commercial Distribution Finance
Corporation.

On May 7, 2004, the Company furnished a Current Report on Form 8-K enclosing a press release reporting the authorization by the Board of Directors of an increase in the cumulative maximum purchase amount  of outstanding  common stock  of the
Company from $7,500,000 to $12,000,000.

On May 28, 2004, the Company furnished a Current Report on Form 8-K enclosing the asset purchase and sale agreement, and a  press release  reporting the acquisition by the Company of certain assets and liabilities of Manchester Technologies,
Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ePlus inc.


Date: August 16, 2004             /s/ PHILLIP G. NORTON
                                  ----------------------------------------------
                                  By: Phillip G. Norton, Chairman of the  Board,
                                  President and Chief Executive Officer



Date: August 16, 2004             /s/ STEVEN J. MENCARINI
                                  ----------------------------------------------
                                  By: Steven J. Mencarini, Senior Vice President
                                  and Chief Financial Officer