Form 10-Q
period 2004-09-30
EPLUS INC
filed 2004-11-15
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding as of November 9, 2004, was 8,954,258.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

Item 1.  Financial Statements - Unaudited:

         Condensed Consolidated Balance Sheets as of March 31, 2004 and September 30, 2004                       2

         Condensed Consolidated Statements of Earnings, Three Months Ended September 30, 2003 and 2004           3

         Condensed Consolidated Statements of Earnings, Six Months Ended September 30, 2003 and 2004             4

         Condensed Consolidated Statements of Cash Flows, Six Months Ended September 30, 2003 and 2004           5

         Notes to Condensed Consolidated Financial Statements                                                    7

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition                  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                             24

Item 4.  Controls and Procedures                                                                                24


Part II. Other Information:

Item 1.  Legal Proceedings                                                                                      25

Item 2.  Changes in Securities and Use of Proceeds                                                              25

Item 3.  Defaults Upon Senior Securities                                                                        25

Item 4.  Submission of Matters to a Vote of Security Holders                                                    25

Item 5.  Other Information                                                                                      25

Item 6.  Exhibits                                                                                               25

Signatures                                                                                                      27

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                      As of March 31, 2004  As of September 30, 2004
                                                                      -----------------------------------------------
ASSETS
Cash and cash equivalents                                                 $  25,155,011        $   14,107,771
Accounts receivable, net of allowance for doubtful
 accounts of $1,584,358 and $2,011,073 as of March
 31, 2004 and September 30, 2004, respectively                               51,188,640            99,211,485
Notes receivable                                                                 51,986             1,093,383
Inventories                                                                     899,748             5,864,713
Investment in leases and leased equipment - net                             186,667,141           198,733,221
Property and equipment - net                                                  5,230,473             4,524,322
Goodwill                                                                     20,243,310            26,427,485
Other assets                                                                  4,765,781             4,476,531
                                                                      -----------------------------------------------
TOTAL ASSETS                                                              $ 294,202,090        $  354,438,911
                                                                      ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                                              $   9,993,077        $   20,228,996
Accounts payable - trade                                                     32,140,670            58,278,525
Salaries and commissions payable                                                583,934             1,021,787
Accrued expenses and other liabilities                                       11,983,798            20,025,696
Income taxes payable                                                                 -                428,202
Recourse notes payable                                                            5,863            18,005,274
Non-recourse notes payable                                                  117,857,208           109,381,529
Deferred tax liability                                                       10,053,226            10,968,843
                                                                      -----------------------------------------------
Total Liabilities                                                           182,617,776           238,338,852

COMMITMENTS AND CONTINGENCIES                                                        -                     -

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized;
 none issued or outstanding                                                          -                     -
Common stock, $.01 par value; 25,000,000 shares authorized; 10,717,242 issued  and 8,939,958  outstanding at  March 31, 2004 and  10,759,142
 issued  and 8,942,858 outstanding at September 30, 2004                  $     107,172        $      107,591
Additional paid-in capital                                                   64,339,988            64,645,092
Treasury Stock, at cost, 1,777,284 and 1,816,284 shares, respectively       (17,192,886)          (17,685,438)
Retained earnings                                                            64,211,473            68,880,405
Accumulated other comprehensive income -
 Foreign currency translation adjustment                                        118,567               152,409
                                                                      -----------------------------------------------
Total Stockholders' Equity                                                  111,584,314           116,100,059
                                                                      -----------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 294,202,090        $  354,438,911
                                                                      ===============================================
See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                            2003                      2004
                                                                      -----------------------------------------------
REVENUES
Sales of product                                                          $  70,380,144        $  138,065,002
Lease revenues                                                               12,910,616            12,654,485
Fee and other income                                                          2,345,971             3,209,606
                                                                      -----------------------------------------------
TOTAL REVENUES                                                               85,636,731           153,929,093
                                                                      -----------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                    $  62,364,436        $  123,342,547
Direct lease costs                                                            2,396,770             2,930,271
Professional and other fees                                                     820,813             2,815,485
Salaries and benefits                                                         9,999,685            14,877,568
General and administrative expenses                                           3,662,850             4,435,573
Interest and financing costs                                                  1,826,595             1,300,648
                                                                      -----------------------------------------------
TOTAL COSTS AND EXPENSES                                                     81,071,149           149,702,092
                                                                      -----------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                    4,565,582             4,227,001
                                                                      -----------------------------------------------

PROVISION FOR INCOME TAXES                                                    1,860,705             1,733,070
                                                                      -----------------------------------------------

NET EARNINGS                                                              $   2,704,877        $    2,493,931
                                                                      ===============================================

NET EARNINGS PER COMMON SHARE - BASIC                                     $        0.29        $         0.28
                                                                      ===============================================
NET EARNINGS PER COMMON SHARE - DILUTED                                   $        0.27        $         0.27
                                                                      ===============================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                   9,466,651             8,922,104
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                10,179,738             9,252,196

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                    Six Months ended
                                                                                      September 30,
                                                                            2003                      2004
                                                                      -----------------------------------------------
REVENUES
Sales of product                                                          $ 135,675,931        $  230,033,864
Lease revenues                                                               25,286,163            24,810,226
Fee and other income                                                          4,542,155             5,783,737
                                                                      -----------------------------------------------
TOTAL REVENUES                                                              165,504,249           260,627,827
                                                                      -----------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                    $ 119,876,360        $  205,503,332
Direct lease costs                                                            4,744,900             5,607,270
Professional and other fees                                                   1,336,858             4,580,250
Salaries and benefits                                                        20,146,877            25,675,699
General and administrative expenses                                           7,479,303             8,655,049
Interest and financing costs                                                  3,572,943             2,692,785
                                                                      -----------------------------------------------
TOTAL COSTS AND EXPENSES                                                    157,157,241           252,714,385
                                                                      -----------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                    8,347,008             7,913,442
                                                                      -----------------------------------------------

PROVISION FOR INCOME TAXES                                                    3,338,803             3,244,511
                                                                      -----------------------------------------------

NET EARNINGS                                                              $   5,008,205        $    4,668,931
                                                                      ===============================================

NET EARNINGS PER COMMON SHARE - BASIC                                     $        0.53        $         0.52
                                                                      ===============================================
NET EARNINGS PER COMMON SHARE - DILUTED                                   $        0.50        $         0.50
                                                                      ===============================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                   9,461,047             8,921,848
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                10,047,323             9,350,598

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                            2003                      2004
                                                                      -----------------------------------------------
Cash Flows From Operating Activities:
     Net earnings                                                         $   5,008,205        $   4,668,931
       Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
          Depreciation and amortization                                       4,014,284            6,201,329
          Write-off of non-recourse debt                                             -              (489,607)
          Provision for credit losses                                           138,275              285,563
          Deferred taxes                                                      1,759,111              915,617
          Payments from lessees directly to lenders                            (897,297)          (2,086,250)
          Loss (gain) on disposal of property and equipment                   1,235,165               (3,765)
          Changes in:
           Accounts receivable                                              (15,190,155)         (47,510,136)
           Other receivables                                                    (17,397)          (1,041,397)
           Inventories                                                         (728,555)          (4,964,965)
           Other assets                                                        (456,507)              90,809
           Accounts payable - equipment                                       2,900,923           10,235,919
           Accounts payable - trade                                           1,572,886           26,086,136
           Salaries and commissions payable, accrued
            expenses and other liabilities                                      313,356            7,084,471
                                                                      -----------------------------------------------
              Net cash used in operating activities                       $    (347,706)       $    (527,345)
                                                                      -----------------------------------------------

Cash Flows From Investing Activities:
     Purchases of operating-lease equipment                               $ (11,360,883)       $ (13,427,037)
     Increase in investment in direct-financing and sales-type leases        (3,943,194)         (13,610,488)
     Purchases of property and equipment                                     (1,980,077)            (622,403)
     Proceeds from sale of operating equipment                                  291,170            4,064,401
     Cash used in acquisitions                                                       -            (5,000,000)
                                                                      -----------------------------------------------
            Net cash used in investing activities                         $ (16,992,984)       $ (28,595,527)
                                                                      -----------------------------------------------

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                            2003                      2004
                                                                      -----------------------------------------------
Cash Flows From Financing Activities:
     Borrowings:
      Non-recourse                                                        $  45,495,688        $  24,741,606
     Repayments:
      Non-recourse                                                          (29,376,795)         (24,512,197)
      Recourse                                                               (2,736,298)        (124,358,170)
     Purchase of treasury stock                                              (2,278,747)            (492,552)
     Proceeds from issuance of capital stock, net of expenses                   503,234              305,523
     Net borrowings on lines of credit                                          607,500          142,357,580
                                                                      -----------------------------------------------
            Net cash provided by financing activities                        12,214,582           18,041,790
                                                                      -----------------------------------------------

Effect of Exchange Rate Changes on Cash                                          51,321               33,842
                                                                      -----------------------------------------------

Net Decrease in Cash and Cash Equivalents                                    (5,074,787)         (11,047,240)

Cash and Cash Equivalents, Beginning of Period                               27,784,090           25,155,011
                                                                      -----------------------------------------------

Cash and Cash Equivalents, End of Period                                  $  22,709,303        $  14,107,771
                                                                      ===============================================

Supplemental Disclosures of Cash-Flow Information:
       Cash paid for interest                                             $   1,773,544        $   1,411,684
                                                                      ===============================================
       Cash paid for income taxes                                         $     312,353        $   1,174,723
                                                                      ===============================================

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

For the six months ended September 30, 2004 and 2003, accumulated other comprehensive income (decreased) increased ($33,842) and $7,987, respectively, resulting in total comprehensive income of $4,635,089 and $5,016,192, respectively.

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2004 (the "Company's 2004 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

2. STOCK-BASED COMPENSATION

As of September 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation:


                                                     Three Months Ended                   Six Months Ended
                                                       September 30,                        September 30,
                                                        (unaudited)                          (unaudited)
                                                  2003               2004               2003               2004
                                            ----------------   ----------------   ----------------   ----------------
Net earnings, as reported                    $    2,704,877     $    2,493,931     $    5,008,205     $    4,668,931
Stock-based compensation expense                   (632,394)          (235,942)        (1,264,788)          (471,884)
                                            ----------------   ----------------   ----------------   ----------------
Net earnings, pro forma                      $    2,072,483     $    2,257,989     $    3,743,417     $    4,197,047
                                            ================   ================   ================   ================

Basic earnings per share, as reported                 $0.29              $0.28              $0.53              $0.52
Basic earnings per share, pro forma                   $0.22              $0.25              $0.40              $0.47
Diluted earnings per share, as reported               $0.27              $0.27              $0.50              $0.50
Diluted earnings per share, pro forma                 $0.20              $0.24              $0.37              $0.45

Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option-pricing models that require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      Six Months Ended
                                                       September 30,
                                                  2003               2004
                                            ----------------   ----------------
Options granted under the Incentive
 Stock-Option Plan:
   Expected life of option                        5 years            5 years
   Expected stock price volatility                 70.46%             71.18%
   Expected dividend yield                             0%                 0%
   Risk-free interest rate                          2.96%              3.39%


3. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                                        As of
                                                                       March 31, 2004           September 30, 2004
                                                                                    (In Thousands)
                                                                    -------------------------------------------------
Investment in direct-financing and sales-type leases-net                $   166,790                    $   173,530
Investment in operating-lease equipment-net                                  19,877                         25,203
                                                                    -------------------------------------------------
                                                                        $   186,667                    $   198,733
                                                                    =================================================

The Company's net investment in leases is collateral for non-recourse and recourse equipment notes, if any.

INVESTMENT IN DIRECT-FINANCING AND SALES-TYPE LEASES

The Company's investment in direct-financing and sales-type leases consists of the following:

                                                                                        As of
                                                                       March 31, 2004           September 30, 2004
                                                                                    (In Thousands)
                                                                    -------------------------------------------------
Minimum lease payments                                                  $   161,008                    $   168,710
Estimated unguaranteed residual value                                        25,025                         24,688
Initial direct costs, net of amortization (1)                                 2,342                          2,073
Less:  Unearned lease income                                                (18,440)                       (18,796)
       Reserve for credit losses                                             (3,145)                        (3,145)
                                                                    -------------------------------------------------
Investment in direct financing and sales-type leases, net               $   166,790                    $   173,530
                                                                    =================================================

(1) Initial direct costs are shown net of amortization of $2,184 and $2,304 at March 31 and September 30, 2004, respectively.

INVESTMENT IN OPERATING-LEASE EQUIPMENT

Investment in operating-lease equipment represents leases that do not qualify as direct-financing leases or are leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                                                        As of
                                                                       March 31, 2004           September 30, 2004
                                                                                    (In Thousands)
                                                                    -------------------------------------------------
Cost of equipment under operating leases                                $    27,985                    $    36,264
Less:  Accumulated depreciation and amortization                             (8,108)                       (11,061)
                                                                    -------------------------------------------------
Investment in operating lease equipment, net                            $    19,877                    $    25,203
                                                                    =================================================

4. PROVISION FOR CREDIT LOSSES

As of March 31 and September 30, 2004, the Company's provisions for credit losses were $4,730,015 and $5,156,728, respectively. The Company's provisions for credit losses are segregated between our accounts receivable and our lease assets as follows (in thousands):

                                               Accounts               Investment in Direct-
                                              Receivable                Financing Leases                  Total
                                         --------------------    -----------------------------    -------------------
Balance April 1, 2003                        $    3,346              $    3,407                       $    6,753

Provision for bad debts                              23                      24                               47
Recoveries                                           -                       -                                -
Write-offs and other                             (1,784)                   (286)                          (2,070)
                                         --------------------    -----------------------------    -------------------
Balance March 31, 2004                       $    1,585              $    3,145                       $    4,730
                                         --------------------    -----------------------------    -------------------

Provision for bad debts                      $      110                                               $      110
Recoveries                                          359                                                      359
Write-offs and other                                (42)                                                     (42)
                                         --------------------    -----------------------------    -------------------
Balance September 30, 2004                   $    2,012              $    3,145                       $    5,157
                                         ====================    =============================    ===================

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

Certain revenues, expenses, and assets for the six months ended and as of September 30, 2003 are shown differently than as previously reported to conform with the allocation method used in the quarter ended September 30, 2004 for certain amounts related to ePlus inc., the parent company.

                                                       Financing            Technology Sales
                                                     Business Unit           Business Unit                Total
                                                  ------------------    ----------------------    -------------------
Three months ended September 30, 2003
Sales of product                                    $     640,306         $   69,739,838            $   70,380,144
Lease revenues                                         12,910,616                     -                 12,910,616
Fee and other income                                      738,698              1,607,273                 2,345,971
                                                  ------------------    ----------------------    -------------------
      Total revenues                                   14,289,620             71,347,111                85,636,731
Cost of sales                                             532,053             61,832,383                62,364,436
Direct lease costs                                      2,396,770                     -                  2,396,770
Selling, general and administrative expenses            5,894,834              8,588,514                14,483,348
                                                  ------------------    ----------------------    -------------------
Segment earnings                                        5,465,963                926,214                6,392,177
Interest expense                                        1,759,100                 67,495                1,826,595
                                                ---------------------------------------------------------------------
      Earnings before income taxes                  $   3,706,863          $     858,719            $   4,565,582
                                                =====================================================================
Assets as of September 30, 2003                     $ 229,155,873          $  65,186,766            $ 294,342,639
                                                =====================================================================

Three months ended September 30, 2004
Sales of product                                    $     544,077          $ 137,520,925            $ 138,065,002
Lease revenues                                         12,654,485                     -                12,654,485
Fee and other income                                      483,753              2,725,853                3,209,606
                                                --------------------    ----------------------    -------------------
      Total revenues                                   13,682,315            140,246,778              153,929,093
Cost of sales                                             760,765            122,581,782              123,342,547
Direct lease costs                                      2,930,271                     -                 2,930,271
Selling, general and administrative expenses            5,637,582             16,491,044               22,128,626
                                                --------------------    ----------------------   --------------------
Segment earnings                                        4,353,697              1,173,952                5,527,649
Interest expense                                        1,162,294                138,354                1,300,648
                                                ---------------------------------------------------------------------
      Earnings before income taxes                  $   3,191,403          $   1,035,598            $   4,227,001
                                                =====================================================================
Assets as of September 30, 2004                     $ 237,324,514          $ 117,114,397            $ 354,438,911
                                                =====================================================================


Six months ended September 30, 2003
Sales of product                                    $   1,419,177          $ 134,256,754            $ 135,675,931
Lease revenues                                         25,286,163                     -                25,286,163
Fee and other income                                    1,409,599              3,132,556                4,542,155
                                                --------------------    ----------------------   --------------------
      Total revenues                                   28,114,939            137,389,310              165,504,249
Cost of sales                                           1,279,855            118,596,505              119,876,360
Direct lease costs                                      4,744,900                     -                 4,744,900
Selling, general and administrative expenses           11,332,183             17,630,855               28,963,038
                                                --------------------    ----------------------   --------------------
Segment earnings                                       10,758,001              1,161,950               11,919,951
Interest expense                                        3,404,088                168,855                3,572,943
                                                ---------------------------------------------------------------------
      Earnings before income taxes                  $   7,353,913          $     993,095            $   8,347,008
                                                =====================================================================
Assets as of September 30, 2003                     $ 229,155,873          $  65,186,766            $ 294,342,639
                                                =====================================================================

Six months ended September 30, 2004
Sales of product                                    $   1,740,804          $ 228,293,060            $ 230,033,864
Lease revenues                                         24,810,226                     -                24,810,226
Fee and other income                                    1,435,612              4,348,125                5,783,737
                                                --------------------    ----------------------   --------------------
      Total revenues                                   27,986,642            232,641,185              260,627,827
Cost of sales                                           1,626,248            203,877,084              205,503,332
Direct lease costs                                      5,607,270                     -                 5,607,270
Selling, general and administrative expenses           11,053,835             27,857,163               38,910,998
                                                --------------------    ----------------------   ---------------------
Segment earnings                                        9,699,289                906,938               10,606,227
Interest expense                                        2,565,961                126,824                2,692,785
                                                ---------------------------------------------------------------------
      Earnings before income taxes                  $   7,133,328          $     780,114            $   7,913,442
                                                =====================================================================
Assets as of September 30, 2004                     $ 237,324,514          $ 117,114,397            $  354,438,911
                                                =====================================================================

6. EARNINGS PER SHARE

The weighted average number of common shares used in determining basic and diluted net income per share for the three and six months ended September 30, 2003 and 2004 are as follows:

                                                                   Three Months Ended           Six Months Ended
                                                                     September 30,                September 30,
                                                                  2003          2004           2003          2004
                                                              ------------  ------------   ------------  ------------
Basic common shares outstanding                                 9,466,651      8,922,104     9,461,047     8,921,848
Common stock equivalents                                          713,087        330,092        86,276       428,750
                                                              ------------  -------------  ------------  ------------
Diluted common shares outstanding                              10,179,738      9,252,196    10,047,323     9,350,598
                                                              ============  =============  ============  ============

7. COMMITMENTS AND CONTINGENCIES

The Company is not a defendant in any material legal proceedings. We are engaged in ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, it is management's opinion that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

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

Our total sales and marketing staff consisted of approximately 213 people as of September 30, 2004, at our 37 current locations, of which 36 are in the United States and 1 in Canada.

On May 15, 2001, we acquired from ProcureNet, Inc. the e-commerce procurement software asset, products, and software technology for cleaning and categorizing product descriptions for e-commerce catalogues. On October 10, 2003, the Company acquired the software business of Digital Paper Corporation, a provider of document access and collaboration solutions. On May 28, 2004, the Company purchased certain assets and assumed certain liabilities of Manchester Technologies Inc. The acquisition will add to our IT reseller and professional services business. Approximately 125 former Manchester Technologies, Inc. personnel have been hired by ePlus as part of the transaction and are located in four established offices in metropolitan New York, South Florida and Baltimore. These combined software products, IT reseller activities and services, and the associated expenses with these business acquisitions have substantially increased our expenses, and the ability to sell these products and services is expected to fluctuate depending on the customer demand for these products and services, which to date is still unproven. The products and services from these acquisitions are included in our technology sales business unit segment, and are combined with our other sales of IT products and services. Our leasing and financing activities are included in our financing business unit segment in our financial statements.

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

We classify our lease transactions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," as: (1) direct-financing; (2) sales-type; or (3) operating leases. Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

For  financial   statement   purposes,   we  present   revenue  from  all  three
classifications in lease revenues, and costs related to these leases in direct lease costs.

DIRECT-FINANCING AND SALES-TYPE LEASES. Direct-financing and sales-type leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct-financing or sales-type lease if the creditworthiness of the customer and the collectability of lease payments are reasonably certain and it meets one of the following criteria: (1) the lease transfers ownership of the equipment to the customer by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (4) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at the inception of the lease.

Direct-financing leases are recorded as investment in direct-financing leases upon acceptance of the equipment by the customer. At the commencement of the lease, unearned lease income is recorded that represents the amount by which the gross lease payments receivable plus the estimated residual value of the equipment exceeds the equipment cost. Unearned lease income is recognized, using the interest method, as lease revenue over the lease term.

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

OPERATING LEASES. All leases that do not meet the criteria to be classified as direct-financing or sales-type leases are accounted for as operating leases. Rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. Our cost of the leased equipment is recorded on the balance sheet as investment in leases and leased equipment and is depreciated on a straight-line basis over the lease term to our estimate of residual value. Revenue, depreciation expense and the resulting profit for operating leases are recorded on a straight-line basis over the life of the lease.

Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct-financing and sales-type leases. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. For the periods subsequent to the lease term, revenue is recognized upon receipt of payment from the lessee since collection of such payments is not reasonably assured. Such revenues recognized were $1,335,094 and $2,280,663 for the three months ended September 30, 2003 and 2004 and $3,168,235 and $4,421,698 for the six months ended September 30, 2003 and 2004, respectively.

As a result of these three classifications of leases for accounting purposes, the revenues resulting from the "mix" of lease classifications during an accounting period will affect the profit margin percentage for such period and such profit margin percentage generally increases as revenues from direct-financing and sales-type leases increase. Should a lease be financed, the interest expense declines over the term of the financing as the principal is reduced.

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

We seek to realize the estimated  residual value at lease  termination  through:
(1) renewal or extension of the original lease; (2) sale of the equipment either to the lessee or on the secondary market; or (3) lease of the equipment to a new customer. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in equipment sales revenues and cost of equipment sales when title is transferred to the buyer. For lease periods subsequent to the initial term, month-to-month continuation transactions, our policy regarding recognized revenues is upon the payment by the lessee because collection of such amounts is not reasonably assured.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net. Capitalized costs, net of amortization, totaled $1,114,578 and $1,242,315 as of September 30, 2004 and March 31, 2004, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of other assets. The Company had $724,502 and $954,456 of capitalized costs, net of amortization, as of September 30, 2004 and March 31, 2004, respectively.

RESULTS OF OPERATIONS - Three and Six Months Ended September 30, 2004 Compared to Three and Six Months Ended September 30, 2003

Total revenues generated by the Company during the three-month period ended September 30, 2004 were $153,929,093, compared to revenues of $85,636,731 during the comparable period in the prior fiscal year, an increase of 79.7%. The increase is primarily the result of increased sales of product and leased equipment. Total revenues generated by the Company during the six-month period ended September 30, 2004 were $260,627,827 compared to revenues of $165,504,249 during the comparable period in the prior fiscal year, an increase of 57.5%. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS."

Sales of product are generated primarily through the Company's technology sales business unit subsidiaries and represented 99.6% of the total sales of product revenue for the three months ended September 30, 2004 and 2003. Sales of product increased 96.2% to $138,065,002 during the three-month period ended September 30, 2004, as compared to $70,380,144 generated during the corresponding period in the prior fiscal year. For the six-month period ended September 30, 2004, sales increased 69.5% to $230,033,864 from $135,675,931 generated during the corresponding period in the prior fiscal year. The increase was a result of higher sales within our technology sales business unit subsidiaries. The acquisition of Manchester Technologies, Inc. accounted for $34.1 million and $6.7 million, for the quarters ended September 30, 2004 and June 30, 2004, respectively. Other factors contributing to the increase include several large purchases by major customers and a general increase in sales from our pre-Manchester customer base. Included in the sales of product in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. The Company realized a gross margin on sales of product of 10.7% for the three and six months ended September 30, 2004, and 11.4% and 11.6% for the three and six months ended September 30, 2003, respectively. The Company's gross margin on sales of product is affected by the mix and volume of products sold.

The Company's lease revenues decreased 2.0% to $12,654,485 for the three months ended September 30, 2004, compared with $12,910,616 during the corresponding period in the prior fiscal year. For the six-month period ended September 30, 2004, lease revenues decreased 1.9% to $24,810,226 compared with $25,286,163 during the corresponding period in the prior fiscal year. This decrease is due to a slight decrease in the total number of leases.

For the three months ended September 30, 2004, fee and other income increased 36.8% to $3,209,606 as compared to $2,345,971 in the comparable period in the prior fiscal year. For the six months ended September 30, 2004, fee and other income increased 27.3% to $5,783,737 as compared to $4,542,155 in the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, and interest income. The current period increase in fee and other income is primarily attributable to an increase in professional consulting fees from our eECM solution of approximately $863,635, most of which is related to the acquision of Manchester Technologies, Inc.'s consulting division. The Company's fee and other income includes earnings from certain transactions that are in the Company's normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

For the three months ended September 30, 2004, cost of sales, product increased 97.8% to $123,342,547 from $62,364,436 in the comparable period in the prior year. This is primarily attributable to the correlating increase in sales of product. For the six months ended September 30, 2004, cost of sales, product increased 71.4% from $119,876,360 to $205,503,332.

The Company's direct lease costs increased 22.3% and 18.2% to $2,930,271 and $5,607,270 during the three- and six-month periods ended September 30, 2004, respectively. The increase is the result of an increase in lease depreciation, specifically depreciation on the increased operating lease assets and on the Company's matured lease portfolio.

The increase in professional and other fees of 243.0%, or $1,994,672, for the three months ended September 30, 2004 over the comparable period in the prior fiscal year, was primarily the result of increased expenses related to the Company's pursuing patent-infringement litigation of approximately $883,401, as well as an increase in the use of outside technical services. Professional and other fees increased 242.6% or $3,243,392 for the six months ended September 30, 2004 as compared to the comparable period for the prior year. For the current six-month period, approximately $1,053,625 of the increase was related to patent-infringement litigation. Professional and other fees also include expenses that the Company paid to Manchester Technologies, Inc. for professional services rendered by people that became employees of the Company in a subsequent period, as well as a transition team that was involved in the purchase of Manchester Technologies, Inc.

Salaries and benefits expenses increased 48.8% and 27.4% to $14,877,568 and $25,675,699, respectively, during the three- and six-month periods ended September 30, 2004, as compared to the same period in the prior fiscal year. These increases are due in part to an increase in benefit costs and an increase in the average number of employees. The Company employed approximately 625 as of September 30, 2004, as compared to 540 people at September 30, 2003.

The Company's general and administrative expenses increased 21.1% to $4,435,573 during the three months ended September 30, 2004, as compared to the same period in the prior fiscal year. For the six-month period ended September 30, 2004, general and administrative expenses increased 15.7% to $8,655,049 as compared to the same period in the prior fiscal year. Such increase is largely due to a higher sales volume, which, in turn, created a larger bad-debt and inventory allowance; and an increase in the number of offices and employees, due in part to the Manchester Technologies, Inc. acquisition.

Interest and financing costs incurred by the Company for the three- and six-month periods ended September 30, 2004 decreased 28.8% and 24.6% to $1,300,648 and $2,692,785, respectively. This resulted from a combination of our decreasing non-recourse debt portfolio from $123,378,815 on September 30, 2003 to $109,381,529 on September 30, 2004 and a decrease in our weighted average interest rate on new lease-related non-recourse debt during the three- and six-month periods ended September 30, 2004. Interest and financing costs include interest costs on the Company's lease-specific and general working capital indebtedness.

The Company's provision for income taxes decreased to $1,733,070 for the three months ended September 30, 2004 from $1,860,705 for the three months ended September 30, 2003, because of less pre-tax earnings. Both three-month periods had effective income tax rates of 41.0%. The Company's provision for income taxes decreased to $3,244,511 for the six-month period ended September 30, 2004 from $3,338,803 for the six-month period ended September 30, 2003. This decrease was due to reduced earnings.

The foregoing resulted in a 7.8% decrease in net earnings to $2,493,931 for the three-month period ended September 30, 2004 as compared to the same period in the prior fiscal year and a 6.8% decrease in net earnings to $4,668,931 for the six-month period ended September 30, 2004. Basic and fully diluted earnings per common share were $0.28 and $0.27 for the three months ended September 30, 2004, respectively, as compared to $0.29 and $0.27 for the three months ended September 30, 2003, respectively. Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2004 were 8,922,104 and 9,252,196, respectively. For the three months ended September 30, 2003, the basic and diluted weighted average shares outstanding were 9,466,651 and 10,179,738, respectively. Basic and fully diluted earnings per common share were $0.52 and $0.50 for the six months ended September 30, 2004, as compared to $0.53 and $0.50 for the six months ended September 30, 2003. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2004 were 8,921,848 and 9,350,598, respectively. For the six months ended September 30, 2003, the basic and diluted weighted average shares outstanding were 9,461,047 and 10,047,323, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended September 30, 2004, the Company used cash flows in operating activities of $527,345 and used cash flows in investing activities of $28,595,527. Cash flows generated by financing activities amounted to $18,041,790 during the same period. The net effect of these cash flows was a net decrease in cash and cash equivalents of $11,047,240 during the six-month period. During the same period, the Company's total assets increased $60,236,821, or 20.5%. The cash balance at September 30, 2004 was $14,107,771 as compared to $25,155,011 at March 31, 2004.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. Recently, the Company has funded its leasing activities with Bank of America Vendor Finance, Inc. (including Fleet Business Credit LLC), De Lage Landen Financial Services, Inc., Citizens Leasing Corporation, Fifth Third Bank, GE Capital Corporation, Hitachi Capital America Corporation, JP Morgan Leasing, Inc, and Wells Fargo Equipment Finance, Inc., among others. During the six-month period ended September 30, 2004, the Company's lease related non-recourse debt portfolio decreased 7.2% to $109,381,529.

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

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of September 30, 2004, the Company had $20,228,996 of unpaid equipment cost, as compared to $9,993,077 at March 31, 2004.

The Company's "Accounts payable - trade" increased 81.3% from $32,140,670 to $58,278,525 due to an increase in sales of product and, consequently, an increase in cost of goods sold, product from our technology business unit. This increase in purchases subsequently increases our trade payables.

The Company's "Accrued expenses and other liabilities" includes deferred income, accrued salaries and benefits, and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of September 30, 2004, the Company had $20,025,696 of accrued expenses and other liabilities.

Working capital for our leasing business is provided through a $45,000,000 credit facility expiring on July 21, 2006. Participating in this facility are Branch Banking and Trust Company, Bank of America, and National City Bank as
agent. Each bank has committed $15,000,000 to the facility. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility is secured by certain of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment. In addition, we have entered into pledge agreements for the stock of each of our Subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. As of September 30, 2004, the Company had no outstanding balance. In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.

The interest rates charged on borrowings under the National City Bank facility are the higher of the LIBOR interest rate plus 1.75% to 2.50%, or the higher of the Federal Funds Rate plus 0.5% to 0.75% or prime rate. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and leases. Availability under the credit facility may be limited by the asset value of equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to the following: minimum tangible net worth; cash flow coverage ratios; maximum debt to equity ratio; maximum amount of guarantees of subsidiary obligations; mergers; acquisitions; and asset sales. The Company was in compliance with said covenants as of September 30, 2004.

ePlus Technology, inc. has a credit facility from GE Commercial Distribution Finance Corporation ("GECDF") to finance its working capital requirements for inventories and accounts receivable. There are two components of this lending facility: a floorplan credit facility and an accounts receivable facility.

Floorplan Credit Facility

The traditional business of ePlus Technology as a seller of computer technology and related peripherals and software products is financed through an agreement known as a floorplan credit facility in which interest expense for the first thirty to forty-five days, in general, is not charged but is paid by the supplier/distributor. The floorplan liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty- to forty-five day time-frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty- to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floorplan facility credit limits and actual outstanding balances were as follows:

Floorplan Supplier                Credit Limit at   Balance as of March    Credit Limit at        Balance as of
                                   March 31, 2004         31, 2004        September 30, 2004    September 30, 2004
---------------------------------------------------------------------------------------------------------------------
GE Distribution Finance Corp.      $  26,000,000    $  21,637,077         $  75,000,000         $  38,876,843

The limit is further defined as being $50,000,000 at all times other than during the Seasonal Uplift Period. The Seasonal Uplift Period is defined as August 1st through December 31st each calendar year. During the Seasonal Uplift Period, the limit increases to $75,000,000.

Accounts Receivable Facility

In addition to the floorplan component, ePlus Technology, inc. has an accounts receivable facility through GECDF. The accounts receivable facility was modified on August 18, 2004 from a limit of $15,000,000 to include a Seasonal Uplift Period as defined above to $20,000,000.

As of September 30, 2004 there was an outstanding balance of $18,002,005 on this facility. As of March 31, 2004, the maximum available that could be borrowed under the accounts receivable facility was $15,000,000 and there was no outstanding balance. Availability under the lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. The Company was in compliance with said covenants as of September 30, 2004.

On June 28, 2004, the Company modified its credit facility agreement with GECDF to increase the credit limit to $50,000,000 from $26,000,000. The modification on August 18, 2004 also included a provision that during the Seasonal Uplift Period, the floorplan credit facility and the accounts receivable facility, in aggregate, could not exceed the $75,000,000 credit limit.

The facility provided by GECDF requires a guaranty of up to $10,500,000 by ePlus inc. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and operational accounts payable functions.

In the normal course of business, the Company may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management's opinion. The Company is in compliance with the performance obligations under all service contracts for which there is a performance  guarantee,  and any  liability  incurred in  connection  with these guarantees would not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of the ePlus Technology, inc. floorplan and accounts receivable facility of up to $10.5 million.

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

During the three months ended September 30, 2003, the Company repurchased 163,300 shares of its outstanding common stock for a total of $2,278,747, whereas during the three months ended September 30, 2004, there were no stock repurchases. During the six months ended September 30, 2004 and 2003, the Company repurchased 39,000 and 163,300 shares of its outstanding common stock for $492,552 and $2,278,747, respectively. Since the inception of the Company's initial repurchase program on September 20, 2001, and as of September 30, 2004, the Company had repurchased 1,816,284 shares of its outstanding common stock at an average cost of $9.74 per share for a total of $17,685,438. Of the shares repurchased, 331,551 shares were repurchased at a price of $5.87 per share as a result of a settlement that occurred in August, 2002.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities that are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GE Distribution Finance Corporation facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GE Distribution Finance Corporation facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. If the amount borrowed is not paid at the end of the rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of September 30, 2004, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 26, 2004 the Company filed a complaint against Ariba, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges that Ariba, Inc. used or sold products, methods, processes, services and/or systems that infringe on certain of the Company's patents. The Company is seeking injunctive relief and an unspecified amount of monetary damages. On November 19, 2004, a hearing is scheduled regarding a cross motion for summary judgment.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
         Not Applicable


Item 3.  Defaults Upon Senior Securities
         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

On September 14, 2004, the Company held its annual meeting of stockholders. At the annual meeting, Terrance O'Donnell and Milton E. Cooper, Jr. were elected to the Board of Directors as Class II Directors to hold office for three years and until their successors are duly elected and qualified. The votes were cast as follows:

                             For            Withhold Authority
                          ---------         ------------------
Terrence O'Donnell        8,413,591                32,634
Milton E. Cooper, Jr.     8,432,108                14,117

Immediately upon approval of this item, the Company's directors were Phillip G. Norton, Bruce M. Bowen, Terrence O'Donnell, Milton E. Cooper, Jr., Lawrence S. Herman, and C. Thomas Faulders III.

Stockholders also voted to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditors for the Company's fiscal year ending March 31, 2005. The votes were cast as follows:

                  For                   Against             Abstain
                ---------               -------             -------
                8,440,376                1,634               4,215


Item 5.  Other Information
         Not Applicable


Item 6.  EXHIBITS

Exhibit No. Exhibit Description
3.1             Certificate of Incorporation of the Company, filed August 27, 1996 (Incorporated  herein by  reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q  for the period ended December31, 2002).

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

                                ePlus inc.

Date:  November 15, 2004        /s/ PHILLIP G. NORTON
                                -----------------------------------------------
                                By:  Phillip G. Norton, Chairman of the  Board,
                                President and Chief Executive Officer

Date:  November 15, 2004        /s/ STEVEN J. MENCARINI
                                -----------------------------------------------
                                By:  Steven J. Mencarini, Senior Vice President
                                and Chief Financial Officer