Form 10-Q
period 2004-12-31
EPLUS INC
filed 2005-02-16
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

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

                13595 Dulles Technology Drive, Herndon, VA 20171
               (Address, including zip code, of principal offices)

       Registrant's telephone number, including area code: (703) 984-8400


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

  The number of shares of common stock outstanding as of February 9, 2005, was
                                   8,954,258.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES


Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:
                  Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2004                 2

                  Condensed Consolidated Statements of Earnings, Three Months Ended December 31, 2003 and 2004     3

                  Condensed Consolidated Statements of Earnings, Nine Months Ended December 31, 2003 and 2004      4

                  Condensed Consolidated Statements of Cash Flows, Nine Months Ended December 31, 2003 and 2004    5

                  Notes to Condensed Consolidated Financial Statements                                             7

         Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition           14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      26

         Item 4.  Controls and Procedures                                                                         27


Part II. Other Information:

         Item 1.  Legal Proceedings                                                                               28

         Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities               28

         Item 3.  Defaults Upon Senior Securities                                                                 29

         Item 4.  Submission of Matters to a Vote of Security Holders                                             29

         Item 5.  Other Information                                                                               29

         Item 6.  Exhibits                                                                                        29


Signatures                                                                                                        30

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                      As of March 31, 2004    As of December 31, 2004
                                                                     ------------------------------------------------
ASSETS
Cash and cash equivalents                                             $      25,155,011        $      18,686,971
Accounts receivable, net of allowance for doubtful
  accounts of $1,584,358 and $1,923,350 as of
  March 31, 2004 and December 31, 2004, respectively                         51,188,640              109,253,611
Notes receivable                                                                 51,986                  143,802
Inventories                                                                     899,748                3,760,166
Investment in leases and leased equipment - net                             186,667,141              183,816,476
Property and equipment - net                                                  5,230,473                5,451,249
Goodwill                                                                     20,243,310               26,427,485
Other assets                                                                  4,765,781                6,793,769
                                                                     ------------------------------------------------
TOTAL ASSETS                                                          $     294,202,090        $     354,333,529
                                                                     ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable - equipment                                          $       9,993,077        $       5,481,794
Accounts payable - trade                                                     32,140,670               59,485,557
Salaries and commissions payable                                                583,934                1,111,102
Accrued expenses and other liabilities                                       11,983,798               18,164,471
Income taxes payable                                                                 -                   621,344
Recourse notes payable                                                            5,863               16,128,187
Non-recourse notes payable                                                  117,857,208              125,185,660
Deferred tax liability                                                       10,053,226               10,885,541
                                                                     ------------------------------------------------

Total Liabilities                                                           182,617,776              237,063,656


COMMITMENTS AND CONTINGENCIES                                                        -                        -

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized;
  none issued or outstanding                                                         -                        -
Common stock, $.01 par value; 25,000,000 shares authorized;
  10,717,242 issued and 8,939,958 outstanding at March 31, 2004 and
  10,759,142 issued and 8,944,753 outstanding at December 31, 2004    $         107,172        $         107,801
Additional paid-in capital                                                   64,339,988               64,790,294
Treasury stock, at cost, 1,777,284 and 1,835,316 shares, respectively       (17,192,886)             (17,894,144)
Retained earnings                                                            64,211,473               70,057,364
Accumulated other comprehensive income -
  foreign currency translation adjustment                                       118,567                  208,558
                                                                     ------------------------------------------------

Total Stockholders' Equity                                                  111,584,314              117,269,873
                                                                     ------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     294,202,090         $    354,333,529
                                                                     ================================================
See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                       Three months ended
                                                                                           December 31
                                                                     ------------------------------------------------
                                                                             2003                           2004
                                                                     ------------------------------------------------
REVENUES
Sales of product                                                      $      63,325,161         $    133,728,559
Lease revenues                                                               12,863,921               11,147,094
Fee and other income                                                          3,611,337                2,774,614
                                                                     ------------------------------------------------
TOTAL REVENUES                                                               79,800,419              147,650,267
                                                                     ------------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                       55,762,511              120,892,787
Direct lease costs                                                            3,221,144                3,060,531
Professional and other fees                                                   1,229,687                  600,484
Salaries and benefits                                                         9,842,038               14,365,021
General and administrative expenses                                           3,785,695                4,370,363
Interest and financing costs                                                  1,636,713                1,622,837
                                                                     ------------------------------------------------
TOTAL COSTS AND EXPENSES                                                     75,477,788              144,912,023
                                                                     ------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                    4,322,631                2,738,244
                                                                     ------------------------------------------------

PROVISION FOR INCOME TAXES                                                    1,729,052                1,122,680
                                                                     ------------------------------------------------

NET EARNINGS                                                          $       2,593,579         $      1,615,564
                                                                     ================================================

NET EARNINGS PER COMMON SHARE - BASIC                                 $            0.28         $           0.18
                                                                     ================================================
NET EARNINGS PER COMMON SHARE - DILUTED                               $            0.26         $           0.17
                                                                     ================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                   9,308,979                8,957,280
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                 9,968,245                9,375,666

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                        Nine months ended
                                                                                           December 31
                                                                     ------------------------------------------------
                                                                               2003                          2004
                                                                     ------------------------------------------------
REVENUES
Sales of product                                                      $     199,001,092         $      363,762,423
Lease revenues                                                               38,150,085                 35,213,926
Fee and other income                                                          8,153,491                  8,558,351
                                                                     ------------------------------------------------
TOTAL REVENUES                                                              245,304,668                407,534,700
                                                                     ------------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                      175,638,870                326,396,119
Direct lease costs                                                            7,966,044                  8,667,800
Professional and other fees                                                   2,566,545                  5,180,734
Salaries and benefits                                                        30,599,139                 40,040,719
General and administrative expenses                                          10,654,776                 13,025,413
Interest and financing costs                                                  5,209,656                  4,315,623
                                                                     ------------------------------------------------
TOTAL COSTS AND EXPENSES                                                    232,635,030                397,626,408
                                                                     ------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                   12,669,638                  9,908,292
                                                                     ------------------------------------------------

PROVISION FOR INCOME TAXES                                                    5,067,855                  4,062,401
                                                                     ------------------------------------------------

NET EARNINGS                                                          $       7,601,783          $       5,845,891
                                                                     ================================================
NET EARNINGS PER COMMON SHARE - BASIC                                 $            0.81          $            0.65
                                                                     ================================================
NET EARNINGS PER COMMON SHARE - DILUTED                               $            0.76          $            0.62
                                                                     ================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                   9,410,173                  8,933,702
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                10,054,689                  9,358,693

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                               2003                          2004
                                                                      -----------------------------------------------
Cash Flows From Operating Activities:
     Net earnings                                                      $      7,601,783          $      5,845,891
     Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                      7,402,498                 7,887,206
           Write-off of non-recourse debt                                            -                   (489,607)
           Provision for credit losses                                          742,569                   197,841
           Deferred taxes                                                     1,523,456                   832,315
           Payments from lessees directly to lenders                         (1,750,707)               (3,100,205)
           Loss (gain) on disposal of property and equipment                    187,514                    (3,766)
           Loss (gain) on disposal of operating lease equipment                  54,710                  (142,803)
           Changes in:
              Accounts receivable                                            (9,429,657)              (57,464,540)
              Notes receivable                                                  (24,987)                  (91,816)
              Inventories                                                       (89,012)               (2,860,418)
              Investment in leases and leased equipment - net                (3,779,286)                  906,856
              Other assets                                                     (785,881)               (2,226,429)
              Accounts payable - equipment                                      127,011                (4,511,283)
              Accounts payable - trade                                       (4,590,320)               27,293,168
              Salaries and commissions payable, accrued
                 expenses and other liabilities                              10,087,474                 5,505,703
                                                                      -----------------------------------------------
                   Net cash provided by (used in) operating activities        7,277,165               (22,421,887)
                                                                      -----------------------------------------------

Cash Flows From Investing Activities:
  Purchases of operating lease equipment                                    (16,472,586)              (10,569,185)
  Purchases of property and equipment                                        (1,813,434)               (2,237,600)
  Proceeds from sale of operating lease equipment                               252,792                   751,147
  Cash used in acquisitions, net of cash acquired                            (1,601,632)               (5,000,000)
                                                                      -----------------------------------------------
                 Net cash used in investing activities                      (19,634,860)              (17,055,638)
                                                                      -----------------------------------------------

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                               2003                          2004
                                                                      -----------------------------------------------
Cash Flows From Financing Activities:
     Borrowings:
        Non-recourse                                                  $      63,840,382          $      55,794,988
        Recourse                                                                607,500                         -
     Repayments:
        Non-recourse                                                        (46,239,312)               (38,747,494)
        Recourse                                                             (3,336,852)                    (1,858)
     Purchase of treasury stock                                              (4,671,627)                  (701,258)
     Proceeds from issuance of capital stock, net of expenses                 1,152,918                    450,935
     Net borrowings on lines of credit                                               -                  16,124,181
                                                                      -----------------------------------------------
            Net cash provided by financing activities                        11,353,009                 32,919,494
                                                                      -----------------------------------------------


Effect of Exchange Rate Changes on Cash                                          67,028                     89,991
                                                                      -----------------------------------------------

Net Decrease in Cash and Cash Equivalents                                      (937,658)                (6,468,040)

Cash and Cash Equivalents, Beginning of Period                               27,784,090                 25,155,011
                                                                      -----------------------------------------------
Cash and Cash Equivalents, End of Period                              $      26,846,432          $      18,686,971
                                                                      ===============================================

Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                           $       2,593,793          $       2,258,823
                                                                      ===============================================
     Cash paid for income taxes                                       $         965,721          $       2,573,578
                                                                      ===============================================



See Notes To Condensed Consolidated Financial Statements.

                           ePlus inc. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  RECLASSIFICATION OF CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Based on concerns raised by the staff of the Securities and Exchange Commission ("SEC") in guidance posted on the SEC website on February 15, 2005 concerning the previous presentation of the cash flow effects of long-term customer receivables, including sales-type lease receivables, management has determined it is appropriate to change the classification of all cash flows related to its direct financing and sales-type lease transactions within the condensed consolidated statements of cash flows. When the Company finances equipment relating to direct financing and sales-type lease transactions, generally no cash is initially received from the customer and, therefore, the sale is recorded in the investment in lease receivables. Increases in investment in lease receivables due to new sales and decreases due to cash payments are both reflected in operating activities. All intercompany transactions have been eliminated and, therefore, there are no intercompany cash flows reflected in the condensed consolidated statements of cash flows.

Historically, the Company classified the cash flows from direct financing and sales-type leases as investing activities in the condensed consolidated statement of cash flows. The Company is now classifying these cash flows as operating activities in the condensed consolidated statements of cash flows. Therefore, no cash amounts related to direct financing or sales-type leases are classified as investing activities.

The condensed consolidated statement of cash flows has been adjusted to reflect the reclassification of these cash flows as investing activities as follows:

Condensed Consolidated Statements of Cash Flows

                                                                                  Nine Months Ended December 31, 2003

                                                                                    As Previously
                                                                                      Reported           As Restated
                                                                                  -----------------    --------------
Cash Flows From Operating Activities:
      (Increase) decrease in investment in leases and leased equipment - net      $             -      $   (3,779,286)
      Net cash provided by (used) in operating activities
                                                                                        12,049,214          7,277,165

Cash Flows From Investing Activities
      Increase in investment in direct financing and sales-type leases                  (3,779,286)                -
      Net cash used in investing activities
                                                                                       (24,406,909)       (19,634,860)

In addition, in performing the reclassifications required by the SEC guidance above, the Company also discovered certain amounts relating to property and equipment, and operating leases which needed to be reclassified between operating and investing activities. This reclassification decreased both net cash provided by operating activities and net cash used in investing activities by $992,763.

2. BASIS OF PRESENTATION

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

For the nine months ended December 31, 2004 and 2003, accumulated other comprehensive income decreased $89,991 and $7,720, respectively, resulting in total comprehensive income of $5,755,900 and $7,594,063, respectively.

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2004 (the "Company's 2004 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

3. STOCK-BASED COMPENSATION

As of December 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation:

                                                    Three Months Ended                    Nine Months Ended
                                                       December 31,                          December 31,
                                                       (unaudited)                            (unaudited)
                                                 2003               2004                 2003              2004
                                           ------------------  -----------------  ----------------  ---------------
Net earnings, as reported                   $      2,593,579    $     1,615,564    $    7,601,783    $   5,845,891
Stock-based compensation expense                   (601,352)           (146,106)       (2,282,576)        (924,492)
                                           ------------------  -----------------  ----------------  ---------------
Net earnings, pro forma                     $      1,992,227    $     1,469,458    $    5,319,207    $   4,921,399
                                           ==================  =================  ================  ===============

Basic earnings per share, as reported                  $0.28              $0.18             $0.81            $0.65
Basic earnings per share, pro forma                    $0.21              $0.16             $0.57            $0.55
Diluted earnings per share, as reported                $0.26              $0.17             $0.76            $0.62
Diluted earnings per share, pro forma                  $0.20              $0.16             $0.53            $0.53

Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option-pricing models that require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    Nine Months Ended
                                                       December 31,
                                                   2003           2004
                                                 -------        -------
Options granted under the Incentive
   Stock Option Plan:
      Expected life of option                    5 years        5 years
      Expected stock price volatility             73.16%         64.46%
      Expected dividend yield                         0%             0%
      Risk-free interest rate                      2.96%          3.55%


4. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                                           As of
                                                                          March 31, 2004           December 31, 2004
                                                                                       (In Thousands)
                                                                         --------------------------------------------
Investment in direct financing and sales-type leases-net                      $166,790                    $158,650
Investment in operating lease equipment - net                                   19,877                      25,166
                                                                         --------------------------------------------
                                                                              $186,667                    $183,816
                                                                         ============================================


The  Company's  net  investment in leases is  collateral  for  non-recourse  and recourse equipment notes.


INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:

                                                                                            As of
                                                                            March 31, 2004         December 31, 2004
                                                                                       (In Thousands)
                                                                       ----------------------------------------------
Minimum lease payments                                                           $  161,008              $  151,676
Estimated unguaranteed residual value                                                25,025                  24,062
Initial direct costs, net of amortization (1)                                         2,342                   1,953
Less:  Unearned lease income                                                        (18,440)                (15,985)
       Reserve for credit losses                                                     (3,145)                 (3,056)
                                                                       ----------------------  ----------------------
Investment in direct financing and sales-type leases, net                        $  166,790              $  158,650
                                                                       ======================  ======================

(1) Initial direct costs are shown net of amortization of $2,184 and $2,430 at March 31 and December 31, 2004,
    respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating lease equipment represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                                                            As of
                                                                            March 31, 2004         December 31, 2004
                                                                                       (In Thousands)
                                                                       ----------------------------------------------
Cost of equipment under operating leases                                         $   27,985              $   37,712
Less:  Accumulated depreciation and amortization                                     (8,108)                (12,546)
                                                                       ----------------------  ----------------------
Investment in operating lease equipment - net                                    $   19,877              $   25,166
                                                                       ======================  ======================

5. PROVISION FOR CREDIT LOSSES

As of March 31 and December 31, 2004, the Company's provisions for credit losses were $4,730,015 and $4,979,206, respectively. The Company's provisions for credit losses are segregated between our accounts receivable and our lease assets as follows (in thousands):

                                             Accounts                  Investment in Direct-
                                            Receivable                   Financing Leases                 Total
                                       ----------------------     ----------------------------    -------------------
Balance April 1, 2003                    $          3,346           $          3,407                $          6,753

Bad Debts Expense                                      23                         24                              47
Recoveries                                            (12)                        -                              (12)
Write-offs and other                               (1,773)                     (285)                          (2,058)
                                       ----------------------     ----------------------------    -------------------
Balance March 31, 2004                              1,584                      3,146                           4,730
                                       ----------------------     ----------------------------    --------------------

Bad Debts Expense                                     780                         -                              780
Recoveries                                            180                         -                              180
Other                                                (621)                       (90)                           (711)
                                       ----------------------     ----------------------------    --------------------
Balance December 31, 2004                $          1,923           $          3,056                $          4,979
                                       ======================     ============================    ====================

6. SEGMENT REPORTING

The Company manages its business segments on the basis of the products and services offered. The Company's reportable segments consist of it's traditional financing business unit and it's technology sales business unit. The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The technology sales business unit sells information technology ("IT") equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply-chain-management solutions for information technology and other operating resources. The Company evaluates segment performance on the basis of segment net earnings.

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

Certain revenues, expenses, and assets for ePlus inc., the parent company, are presented differently than previously reported for the three and nine months ended December 31, 2003 to conform to the allocation method used in the three and nine months ended December 31, 2004.

                                                     Financing              Technology Sales
                                                   Business Unit              Business Unit                  Total
                                             ------------------------   ------------------------    ---------------------
Three months ended December 31, 2003
Sales of product                               $           701,084        $          62,624,077       $       63,325,161
Lease revenues                                          12,863,921                           -                12,863,921
Fee and other income                                     1,482,004                    2,129,333                3,611,337
                                             ------------------------   ------------------------    ---------------------
      Total revenues                                    15,047,009                   64,753,410               79,800,419
Cost of sales                                              769,311                   54,993,200               55,762,511
Direct lease costs                                       3,221,144                           -                 3,221,144
Selling, general and administrative expenses             5,407,770                    9,449,650               14,857,420
                                             ------------------------   ------------------------    ---------------------
Segment earnings                                         5,648,784                      310,560                5,959,344
Interest expense                                         1,590,546                       46,167                1,636,713
                                             ------------------------   ------------------------    ---------------------
      Earnings before income taxes             $         4,058,238        $             264,393       $        4,322,631
                                              =======================   ========================    =====================
Assets as of December 31, 2003                 $       233,066,633        $          63,517,934       $      296,584,567
                                              =======================   ========================    =====================


Three months ended December 31, 2004
Sales of product                               $           702,699        $         133,025,860       $      133,728,559
Lease revenues                                          11,147,094                           -                11,147,094
Fee and other income                                       492,001                    2,282,613                2,774,614
                                              -----------------------    -----------------------    ---------------------
      Total revenues                                    12,341,794                  135,308,473              147,650,267
Cost of sales                                              676,116                  120,216,671              120,892,787
Direct lease costs                                       3,060,531                           -                 3,060,531
Selling, general and administrative expenses             5,290,109                   14,045,759               19,335,868
                                              -----------------------    -----------------------    ---------------------
Segment earnings                                         3,315,038                    1,046,043                4,361,081
Interest expense                                         1,418,530                      204,307                1,622,837
                                              -----------------------    -----------------------    ---------------------
      Earnings before income taxes             $         1,896,508        $             841,736       $        2,738,244
                                              =======================    =======================    =====================
Assets as of December 31, 2004                 $       232,764,858        $         121,568,671       $      354,333,529
                                              =======================    =======================    =====================

                                                       Financing              Technology Sales
                                                     Business Unit              Business Unit              Total
                                              -----------------------    -----------------------    -----------------
Nine months ended December 31, 2003
Sales of product                               $         2,120,261        $        196,880,831       $   199,001,092
Lease revenues                                          38,150,085                          -             38,150,085
Fee and other income                                     2,891,602                   5,261,889             8,153,491
                                              ------------------------   -----------------------    -----------------
      Total revenues                                    43,161,948                 202,142,720           245,304,668
Cost of sales                                            2,049,166                 173,589,704           175,638,870
Direct lease costs                                       7,966,044                          -              7,966,044
Selling, general and administrative expenses            16,739,954                  27,080,506            43,820,460
                                              ------------------------   -----------------------    -----------------
Segment earnings                                        16,406,784                   1,472,510            17,879,294
Interest expense                                         4,994,633                     215,023             5,209,656
                                              ------------------------   -----------------------    -----------------
      Earnings before income taxes             $        11,412,151        $          1,257,487       $    12,669,638
                                              ========================   =======================   ==================
Assets as of December 31, 2003                 $       233,066,633        $         63,517,934       $   296,584,567
                                              ========================   =======================   ==================

Nine months ended December 31, 2004
Sales of product                               $         2,443,502        $        361,318,921       $   363,762,423
Lease revenues                                          35,213,926                          -             35,213,926
Fee and other income                                     1,927,613                   6,630,738             8,558,351
                                              ------------------------   -----------------------   ------------------
      Total revenues                                    39,585,041                 367,949,659           407,534,700

Cost of sales                                            2,302,364                 324,093,755           326,396,119
Direct lease costs                                       8,667,800                          -              8,667,800
Selling, general and administrative expenses            16,335,502                  41,911,364            58,246,866
                                              ------------------------   -----------------------   ------------------
Segment earnings                                        12,279,375                   1,944,540            14,223,915
Interest expense                                         3,984,492                     331,131             4,315,623
                                              ------------------------   -----------------------   ------------------
      Earnings before income taxes             $         8,294,883        $          1,613,409      $      9,908,292
                                              ========================   =======================   ==================
Assets as of December 31, 2004                 $       232,764,858        $        121,568,671      $    354,333,529
                                              ========================   =======================   ==================

7. EARNINGS PER SHARE

The weighted average number of common shares used in determining basic and diluted net income per share for the three and nine months ended December 31, 2003 and 2004 are as follows:

                                                        Three Months Ended                      Nine Months Ended
                                                            December 31,                           December 31,
                                                     2003                 2004              2003                2004
                                                    ------               ------            ------              ------
Basic common shares outstanding                    9,308,979            8,957,280         9,410,173         8,933,702
Common stock equivalents                             659,266              418,386           644,516           424,991
                                                     -------              -------           -------           -------
Diluted common shares outstanding                  9,968,245            9,375,666        10,054,689         9,358,693
                                                   =========            =========        ==========         =========

8. COMMITMENTS AND CONTINGENCIES

Except as noted below, the Company is not a defendant in any material legal proceedings and is engaged in ordinary and routine litigation incidental to our business.

On January 4, 2005, the Company filed a lawsuit in the United States District Court for the Southern District of New York seeking a Declaratory Judgment against Banc of America Leasing and Capital, LLC ("BoA"), GMAC Commercial Finance LLC ("GMAC"), and The Travelers Insurance Company ("Travelers"). The Company had financed certain lease payments on a non-recourse basis to BoA and GMAC. On November 30, 2004 the Federal Bureau of Investigation filed an Application and Affidavit for Seizure Warrant, alleging that the lessee, Cyberco Holdings, Inc. ("Cyberco"), had illegally defrauded creditors out of millions of dollars through a scam in which it purportedly financed computer servers which did not exist. Cyberco was subsequently put into bankruptcy. On January 4, 2005, GMAC filed suit against the Company in the Supreme Court of the State of New York, requesting that the Court order the Company to pay for GMAC's losses arising from this matter. The GMAC suit has been removed to the United States District Court for the Southern District of New York.

While we cannot predict the outcome of these various legal proceedings, it is management's opinion that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

9.  RELATED PARTIES

On December 23, 2004, ePlus inc. entered into an office lease agreement with Norton Building 1, LLC, the Landlord, pursuant to which the Company will lease 50,322 square feet for use as its principal headquarters. The property is located at 13595 Dulles Technology Drive, Herndon, Virginia. The term of the lease is for five years with one five-year renewal option. The annual rent is $19.50 per square foot for the first year, with a rent escalation of three percent per year for each year thereafter. Phillip G. Norton is the Trustee of Norton Building 1, LLC and is Chairman of the Board, President, and Chief Executive Officer of the Company. The Company believes the terms of the lease approximate market.

10.  DEFERRED COSTS

Legal costs incurred for successfully defending a patent from infringement are capitalized and then amortized over the period of the future economic benefit of the patent. During the three months ended December 31, 2004, $1,768,000 of such costs were incurred and capitalized.

11.  SUBSEQUENT EVENT

On February 12, 2005, the Company settled a patent-infringement suit through a mutual settlement and license agreement. The settlement provides that the Company will receive by March 31, 2005, a total of $37 million for the license of its patents.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revision to Previously Filed Financial Statements and SEC Filings

The Company previously recorded a split payment lease in error as of September 30, 2004. We will amend our condensed consolidated financial statements previously filed with the Securities and Exchange Commission to adjust for this error. Such adjustments will result in a restatement of the condensed consolidated balance sheet, statements of earnings and statement of cash flows from the amounts previously reported. The correction reduced the net earnings from $2,493,931 to $2,055,327 and $4,668,931 and $4,230,327 for the three and six months ended September 30, 2004, respectively. Management is working with the Audit Committee to identify and implement corrective actions, where required, to improve the effectiveness of its internal controls, including the enhancement of systems, accounting and review procedures and communications among its staff. Also, management has determined not to enter into any more split payment financing arrangements until the Company's accounting processes can be revised to accurately record them.

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

Our total sales and marketing staff consisted of approximately 216 people as of December 31, 2004 at our 34 current locations.

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

SOFTWARE SALES AND RELATED COSTS. Revenue from sales of procurement software is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions." We recognize revenue when all the following criteria exist: there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company related to services essential to the functionality of the software remain, the sales price is fixed and determinable, and it is probable that collection will occur. Our accounting policy requires that revenue earned and related costs incurred on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue related to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

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

Sales-type leases include a dealer profit or loss that is recorded by the lessor at the inception of the lease. The dealer's profit or loss represents the difference, at the inception of the lease, between the present value of minimum lease payments computed at the interest rate implicit in the lease and its cost or carrying amount. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method.

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

Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct financing and sales-type leases. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. For the periods subsequent to the lease term, revenue is recognized upon receipt of payment from the lessee since collection of such payments is not reasonably assured. Such revenues recognized were $1,670,121 and $2,030,857 for the three months ended December 31, 2003 and 2004 and $4,838,356 and $6,452,413 for the nine months ended December 31, 2003 and 2004, respectively.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net. Capitalized costs, net of amortization, totaled $1,136,697 and $ 1,242,315 as of December 31, 2004 and March 31, 2004, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of other assets. The Company had $640,297 and $954,456 of capitalized costs, net of amortization, as of December 31, 2004 and March 31, 2004, respectively.

RESULTS OF OPERATIONS - Three and Nine Months Ended December 31, 2004 Compared to Three and Nine Months Ended December 31, 2003

Total revenues generated by the Company during the three-month period ended December 31, 2004 were $147,650,267 compared to revenues of $79,800,419 during the comparable period in the prior fiscal year, an increase of 85.0%. Total revenues generated by the Company during the nine-month period ended December 31, 2004 were $407,534,700 compared to revenues of $245,304,668 during the comparable period in the prior fiscal year, an increase of 66.1%. These increases are primarily the result of increased sales of product. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS".

Sales of product are generated primarily through the Company's technology sales business unit subsidiaries and represented 99.5% and 98.9% of total sales of product revenue for the three months ended December 31, 2004 and December 31, 2003, respectively. Sales of product increased 111.2% to $133,728,559 during the three-month period ended December 31, 2004, as compared to $63,325,161 generated during the corresponding period in the prior fiscal year. For the nine-month period ended December 31, 2004 sales increased 82.8% to $363,762,423 from $199,001,092 generated during the corresponding period in the prior fiscal year. The increase was a result of higher sales within our technology sales business unit subsidiaries. The acquisition of Manchester Technologies, Inc. accounted for $28.2 million and $34.1 million of these sales, for the quarters ended December 31, 2004 and September 30, 2004, respectively. Factors contributing to the increase include several large purchases by major customers and a general increase in sales from our pre-Manchester customer base. Included in the sales of product in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. The Company realized a gross margin on sales of product of 9.6% and 10.3% for the three and nine months ended December 31, 2004 and 11.9% and 11.7% for the three and nine months ended December 31, 2003. The Company's gross margin on sales of product is affected by the mix and volume of products sold. The decline in gross margin is attributable to several large volume customers and a general increase in competition which has caused a decline in margin.

The Company's lease revenues decreased 13.3% to $11,147,094 for the three-month period ended December 31, 2004 compared with $12,863,921 during the corresponding period in the prior fiscal year. For the nine-month period ended December 31, 2004, lease revenues decreased 7.7% to $35,213,926 compared with $38,150,085 during the corresponding period in the prior fiscal year. This decrease is due to a decline in the DFL portfolio balance and a lower internal rate of return due to interest rate declines.

For the three months ended December 31, 2004, fee and other income decreased 23.2% to $2,774,614 as compared to $3,611,337 in the comparable period in the prior fiscal year. For the nine months ended December 31, 2004, fee and other income increased 5.0% to $8,558,351, as compared to $8,153,491 in the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements and interest income. The Company's fee and other income includes earnings from certain transactions that are in the Company's normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

For the three months ended December 31, 2004, cost of sales, product increased 116.8% to $120,892,787 from $55,762,511 in the comparable period in the prior year. For the nine months ended December 31, 2004, cost of sales, product increased 85.8% to $326,396,119 from $175,638,870 in the comparable period in the prior fiscal year. This is primarily attributable to the correlating increase in sales of product.

The Company's direct lease costs decreased 5.0% to $3,060,531 for the three-month period ended December 31, 2004, and increased 8.8% to $8,667,800 for the nine-month period ended December 31, 2004 as compared to the same periods in the prior fiscal year. The decrease is a result of a small decline in the depreciation expense for certain assets coming off lease from direct finance leases due to a higher basis of matured lease equipment subject to depreciation in the quarter ended December 31, 2003 and that became fully depreciated in the quarter ended September 30, 2004. The increase is primarily the result of higher depreciation on operating leases slightly offset during the third quarter by the reduction in the basis of depreciable matured leases.

The decrease in professional and other fees of 51.2%, or $629,203 for the three months ended December 31, 2004 over the comparable period in the prior fiscal year, was primarily the result of a decrease in broker fees. Professional and other fees increased 101.9%, or $2,614,189 for the nine months ended December 31, 2004 as compared to the comparable period in the prior year. For the current nine-month period, approximately $1,053,625 of the increase was related to the Company pursuing patent infringement litigation. Professional and other fees also include expenses that the Company paid to Manchester Technologies, Inc. for professional services rendered by people that became employees of the Company in a subsequent period, as well as a transition team that was involved in the purchase of Manchester Technologies, Inc.

Salaries and benefits expenses increased 46.0% and 30.9% to $14,365,021 and $40,040,719, respectively, during the three and nine-month periods ended December 31, 2004 as compared to the same periods in the prior fiscal year. These increases are due in part to an increase in benefit costs and an increase in the average number of employees. The Company employed approximately 632 people as of December 31, 2004, as compared to 545 people at December 31, 2003.

The Company's general and administrative expenses increased 15.4% to $4,370,363 during the three months ended December 31, 2004, as compared to the same period in the prior fiscal year. For the nine months ended December 31, 2004, general and administrative expenses increased 22.3% to $13,025,413 as compared to the same periods in the prior fiscal year. Such increase is largely due to a higher sales volume which in turn created a larger bad debt and inventory allowance, and an increase in the number of offices and employees, due in part to the Manchester Technologies, Inc. acquisition.

Interest and financing costs incurred by the Company for the three and nine months ended December 31, 2004 decreased 0.8% and 17.2% to $1,622,837 and $4,315,623, respectively. This resulted from a decrease in our weighted average interest rate on new lease-related non-recourse debt during the three and nine-month periods ended December 31, 2004. Interest and financing costs include interest costs on the Company's lease-specific and general working capital indebtedness.

The Company's provision for income taxes decreased to $1,122,680 for the three months ended December 31, 2004 from $1,729,052 for the three months ended December 31, 2003, reflecting effective income tax rates of 41.0% and 40.0%, respectively. The Company's provision for income taxes decreased to $4,062,401 for the nine-month period ended December 31, 2004 from $5,067,855 for the nine-month period ended December 31, 2003. This decrease was due to reduced earnings.

The foregoing resulted in an 37.7% decrease in net earnings to $1,615,564 for the three-month period ended December 31, 2004 as compared to the same period in the prior fiscal year and a 23.1% decrease in net earnings to $5,845,891 for the nine-month period ended December 31, 2004 as compared to the same period in the prior fiscal year. Basic and fully diluted earnings per common share were $0.18 and $0.17 for the three months ended December 31, 2004, as compared to $0.28 and $0.26 for the three months ended December 31, 2003. Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2004 were 8,957,280 and 9,375,666, respectively. For the three months ended December 31, 2003, the basic and diluted weighted average shares outstanding were 9,308,979 and 9,968,245, respectively. Basic and fully diluted earnings per common share were $0.65 and $0.62 for the nine months ended December 31, 2004, as compared to $0.81 and $0.76 for the nine months ended December 31, 2003. Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2004 were 8,933,702 and 9,358,693, respectively. For the nine months ended December 31, 2003, the basic and diluted weighted average shares outstanding were 9,410,173 and 10,054,689, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended December 31, 2004, the Company used cash flows in operating activities of $22,421,887 and used cash flows in investing activities of $17,055,638. Cash flows generated by financing activities amounted to $32,919,494 during the same period. The effect of exchange rate changes during the period generated cash flows of $89,991. The net effect of these cash flows was a net decrease in cash and cash equivalents of $6,468,040 during the nine-month period. During the same period, the Company's total assets increased $60,131,439, or 20.4%. The cash balance at December 31, 2004 was $18,686,971 as compared to $25,155,011 at March 31, 2004.

Based on concerns raised by the staff of the Securities and Exchange Commission ("SEC") in guidance posted on the SEC website on February 15, 2005 concerning the previous presentation of the cash flow effects of long-term customer receivables, including sales-type lease receivables, management has determined it is appropriate to change the classification of all cash flows related to its direct financing and sales-type lease transactions within the condensed consolidated statements of cash flows.

Historically, the Company classified the cash flows from direct financing and sales-type leases as investing activities in the condensed consolidated statement of cash flows. The Company is now classifying these cash flows as operating activities in the condensed consolidated statements of cash flows. Therefore, no cash amounts related to direct financing or sales-type leases are classified as investing activities.

In addition, in performing the reclassifications required by the SEC guidance above, the Company also discovered certain amounts relating to property and equipment, and operating leases which needed to be reclassified between operating and investing activities. This reclassification decreased both net cash provided by operating activities and net cash used in investing activities by $992,763.

The Company's debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by the Company for lease to its customers. Any balance of the purchase price (the Company's equity investment in the equipment) must generally be financed by cash flow from its operations, the sale of the equipment leased to third parties, or other internal means. Although the Company expects that the credit quality of its leases and its residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support the Company's leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, the Company has obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. Recently, the Company has funded its leasing activities with Bank of America Vendor Finance, Inc. (including Fleet Business Credit LLC), De Lage Landen Financial Services, Inc., Citizens Leasing Corporation, Fifth Third Bank, GE Capital Corporation, Hitachi Capital America Corporation, JP Morgan Leasing, Inc, and Wells Fargo Equipment Finance, Inc., among others. During the nine-month period ended December 31, 2004, the Company's lease related non-recourse debt portfolio increased 6.2% to $125,185,660.

Whenever possible and desirable, the Company arranges for equity investment financing which includes selling assets, including the residual portions, to third parties and financing the equity investment on a non-recourse basis. The Company generally retains customer control and operational services, and has minimal residual risk. The Company usually reserves the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed to return on its investment. We actively sell or finance our equity investment with Bank of America, Fleet Business Credit Corporation and GE Capital Corporation, among others.

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of December 31, 2004, the Company had $5,481,794 of unpaid equipment cost, as compared to $9,993,077 at March 31, 2004.

The Company's "Accounts payable - trade" increased 85.1% from $32,140,670 at March 31, 2004 to $59,485,557 as of December 31, 2004, due to an increase in sales of product and, consequently, an increase in cost of goods sold, product from our technology business unit. This increase in purchases subsequently increases our trade payables.

The Company's "Accrued expenses and other liabilities" includes deferred income, accrued salaries and benefits, and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of December 31, 2004, the Company had $18,164,471 of accrued expenses and other liabilities.

Working capital for our leasing business is provided through a $45,000,000 credit facility expiring on July 21, 2006. Participating in this facility are Branch Banking and Trust Company, Bank of America, and National City Bank as agent. Each bank has committed $15,000,000 to the facility. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility is secured by certain of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment. In addition, we have entered into pledge agreements for the stock of each of our Subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. As of December 31, 2004, the Company had no outstanding balance. In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.

The interest rates charged on borrowings under the National City Bank facility are the higher of the LIBOR interest rate plus 1.75% to 2.50%, or the higher of the Federal Funds Rate plus 0.5% to 0.75% or prime rate. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and leases. Availability under the credit facility may be limited by the asset value of equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to the following: minimum tangible net worth; cash flow coverage ratios; maximum debt to equity ratio; maximum amount of guarantees of subsidiary obligations; mergers; acquisitions; and asset sales. The Company was in compliance with said covenants as of December 31, 2004.

ePlus Technology, inc. has a credit facility from GE Commercial Distribution Finance Corporation ("GECDF") to finance its working capital requirements for inventories and accounts receivable. There are two components of this lending facility: a floor plan credit facility and an accounts receivable facility.

Floor Plan Credit Facility

The traditional business of ePlus Technology, inc. as a seller of computer technology and related peripherals and software products is financed through an agreement known as a floor plan credit facility in which interest expense for the first thirty to forty-five days, in general, is not charged but is paid by the supplier/distributor. The floor plan liabilities are recorded as accounts payable-trade, as they are normally repaid within the thirty to forty-five day time-frame and represent an assigned accounts payable originally generated with the supplier/distributor. If the thirty to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan facility credit limits and actual outstanding balances were as follows:

                                     Credit Limit at     Balance as of        Credit Limit at        Balance as of
Floor Plan Supplier                 March 31, 2004      March 31, 2004      December 31, 2004     December 31, 2004
------------------------------- ------------------ ------------------- ----------------------- ----------------------
GE Distribution Finance Corp.       $26,000,000         $21,637,077         $75,000,000             $36,377,890

The limit is further defined as being $50,000,000 at all times other than during the Seasonal Uplift Period. The Seasonal Uplift Period is defined as August 1st through December 31st each calendar year. During the Seasonal Uplift Period, the limit increases to $75,000,000. As of January 10, 2005, GECDF extended the seasonal uplift period to March 31, 2005.

Accounts Receivable Facility

In addition to the floor plan component, ePlus Technology, inc. has an accounts receivable facility through GECDF. The accounts receivable facility was modified on August 18, 2004 from a limit of $15,000,000 to include a Seasonal Uplift Period as defined above to $20,000,000.

As of December 31, 2004 there was an outstanding balance of $16,127,074 on this facility. As of March 31, 2004, the maximum available that could be borrowed under the accounts receivable facility was $15,000,000 and there was no outstanding balance. Availability under the lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. The Company was in compliance with said covenants as of December 31, 2004.

On June 28, 2004, the Company modified its credit facility agreement with GECDF to increase the credit limit to $50,000,000 from $26,000,000. The modification on August 18, 2004 also included a provision that during the Seasonal Uplift Period, the floor plan credit facility and the accounts receivable facility, in aggregate, could not exceed the $75,000,000 credit limit.

The facility provided by GECDF requires a guaranty of up to $10,500,000 by ePlus inc. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and operational accounts payable functions.

In the normal course of business, the Company may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management's opinion. The Company is in compliance with the performance obligations under all service contracts for which there is a performance  guarantee,  and any  liability  incurred in  connection  with these guarantees would not have a material adverse effect on the Company's consolidated results of operations or financial position. In addition, the Company has other guarantees that represent parent guarantees in support of the ePlus Technology, inc. floor plan and accounts receivable facility up to $10.5 million.

On September 20, 2001, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of its outstanding common stock for a maximum of $5,000,000 over a period of time ending no later than September 20, 2002. On October 4, 2002, another stock repurchase program previously authorized by the Company's Board of Directors became effective. This program authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending no later than October 3, 2003 and is limited to a cumulative purchase amount of $7,500,000. On October 1, 2003, the Company's Board of Directors authorized another stock repurchase program for the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending September 30, 2004, with a cumulative purchase maximum of $ 7,500,000. On May 5, 2004, the Company's Board of Directors approved an increase in the cumulative purchase maximum amount from $7,500,000 to $12,000,000. On November 18, 2004, the Company's Board of Directors authorized another stock repurchase program for the repurchase of up to 3,000,000 shares of the Company's outstanding common stock, over a twelve-month period ending November 17, 2005, with a cumulative purchase maximum of $ 7,500,000.

During the three months ended December 31, 2004 and 2003, the Company repurchased 19,032 and 164,000 of its outstanding common stock for $2,392,880 and $208,705, respectively. During the nine months ended December 31, 2004 and 2003, the Company repurchased 58,032 and 327,300 shares of its outstanding common stock for $701,257 and $4,671,627 respectively. Since the inception of the Company's initial repurchase program on September 20, 2001, and as of December 31, 2004, the Company had repurchased 1,835,316 shares of its outstanding common stock at an average cost of $9.75 per share for a total of $17,894,144. Of the shares repurchased, 331,551 shares were repurchased at a price of $5.87 per share as a result of a settlement that occurred in August, 2002.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities that are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GE Distribution Finance Corporation facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GE Distribution Finance Corporation facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. If the amount borrowed is not paid at the end of the rate period, the rate is reset in accordance with the Company's selection and changes in market rates. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of December 31, 2004, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

Item 4.  CONTROLS AND PROCEDURES

In connection with the preparation of its consolidated financial statements for the quarter ended December 31, 2004, the Company determined that there was a "material weakness" (as defined under standards established by the American
Institute of Certified Public Accountants) in its internal control over financial reporting relating to a split payment lease transaction that had been incorrectly recorded during the quarter ended September 30, 2004. The Company identified this error after the filing of the Form 10-Q for the second quarter ended September 30, 2004; however, the Company's internal controls relating to overall financial review and analysis in the context of the closing process did not identify the error in time to preclude a misstatement of the balance sheet and statements of earnings. As a result of this discovery, the Company has corrected the error in recording this split payment lease and Form 10-Q/A, when filed, will reflect the restatement of its assets as of September 30, 2004, and its earnings for the three- and six-month periods ended September 30, 2004. Company management has discussed the accounting error described above with the Audit Committee of the Board of Directors and its independent registered public accountants. Management is working with the Audit Committee to identify and implement corrective actions, where required, to improve the effectiveness of its internal controls, including the enhancement of systems, accounting and review procedures and communications among its staff. Also, management has determined not to enter into any more split payment financing arrangements until the Company's accounting processes can be revised to accurately record them.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based upon that evaluation and subsequent evaluations conducted, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as a result of the material weakness discussed above, the Company's disclosure controls and procedures as of December 31, 2004 were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 26, 2004 the Company filed a complaint against Ariba, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleged that Ariba, Inc. made, used, sold, or offered for sale products, methods, processes, services and/or systems that infringe on certain of the Company's patents. The Company sought injunctive relief and an unspecified amount of monetary damages. On February 7, 2005 Ariba, Inc. was found liable by a jury for willfully infringing three U.S. patents held by the Company. On February 12, 2005, the Company settled the patent-infringement suit through a mutual settlement and license agreement. The settlement provides that the Company will receive by March 31, 2005, a total of $37 million for the license of its patents.

On January 4, 2005, the Company filed a lawsuit in the United States District Court for the Southern District of New York seeking a Declaratory Judgment ("the Declaratory Judgment action") against Banc of America Leasing and Capital, LLC ("BoA"), GMAC Commercial Finance LLC ("GMAC"), and The Travelers Insurance
Company ("Travelers"). The Company had financed certain lease payments on a non-recourse basis to BoA and GMAC. On November 30, 2004 the Federal Bureau of Investigation ("FBI)" filed an Application and Affidavit for Seizure Warrant, alleging that the lessee, Cyberco Holdings, Inc. ("Cyberco"), had illegally defrauded creditors out of millions of dollars through a scam in which it purportedly financed computer servers which did not exist. Cyberco was subsequently put into bankruptcy and no future lease payments are anticipated, nor does the Company expect to recover any significant equipment from Cyberco's bankruptcy estate. BoA and GMAC had threatened to file suit against the Company to recover their losses incurred as a result of Cyberco's bankruptcy. ePlus filed the Declaratory Judgment action seeking a finding that it is not liable to BoA or GMAC for those losses, and that Travelers, who is the Company's liability insurer, is obligated to defend and indemnify the Company against the claims threatened by BoA and/or GMAC. On January 4, 2005, GMAC filed suit against the Company in the Supreme Court of the State of New York ("the GMAC suit"), requesting that the Court order the Company to pay for GMAC's losses arising from this matter. The GMAC suit has been removed to the United States District Court for the Southern District of New York.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                                                                                  Total number of
                                                                                  shares purchased     Maximum number
                                                     Total number                   as part of       of shares that may
                                                      of shares      Average          publicly        yet be purchased
                                                      purchased     price per      announced plans     under the plans
                   Period                                (1)          share          or programs         or programs
---------------------------------------------------------------------------------------------------------------------------
April 1, 2004 through April 30, 2004                 39,000         $12.63             39,000                -      (2)
May 1, 2004 through May 31, 2004                         -          $   -                  -            394,268     (3)
June 1, 2004 through June 30, 2004                       -          $   -                  -            392,281     (4)
July 1, 2004 through July 31, 2004                       -          $   -                  -            456,826     (5)
August 1, 2004 through August 31, 2004                   -          $   -                  -            434,459     (6)
September 1, 2004 through September 30, 2004             -          $   -                  -            417,336     (7)
October 1, 2004 through October 31, 2004                 -          $   -                  -            438,408     (8)
November 1, 2004 through November 30, 2004               -          $   -                  -            659,130     (9)
December 1, 2004 through December 31, 2004           19,032         $10.97             19,032           613,487    (10)

(1)  All shares acquired were in open-market purchases.
(2)  The share  purchase  authorization  in place for the month  ended April 30, 2004 has purchase  limitations on both  the number of shares  (3,000,000) as well  as a total  dollar  cap  ($7,500,000).  As of  April  30,  2004,  the  remaining authorized dollar amount to purchase shares was $0.
(3)  The share purchase  authorization in place for the month ended May 31, 2004 has purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,000,000).  As of May 31, 2004, the remaining authorized dollar amount to purchase shares was $4,436,694 and, based on May's average price per share of $11.253, 394,268 represents the maximum shares that may yet be purchased.
(4)  The share purchase authorization in place for the month ended June 30, 2004 has purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,000,000). As of June 30, 2004, the remaining authorized dollar amount to purchase shares was $4,436,694 and, based on June's average price per share of $11.31, 392,281 represents the maximum shares that may yet be purchased.

                                       28

(5)  The share purchase authorization in place for the month ended July 31, 2004 has purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,000,000). As of July 31, 2004, the remaining authorized dollar amount to purchase shares was $4,436,694 and, based on July's average price per share of $9.712, 456,826 represents the maximum shares that may yet be purchased.
(6)  The share  purchase  authorization  in place for the month ended August 31, 2004 has purchase  limitations on both  the number of shares  (3,000,000) as well as a total  dollar  cap  ($12,000,000).  As of August  31,  2004,  the  remaining authorized  dollar amount to purchase shares was $4,436,694 and, based on August's  average price per share of $10.212,
     434,459  represents the maximum shares that may yet be purchased.
(7)  The share purchase authorization in place for the month ended September 30, 2004 has purchase  limitations on both  the
     number of shares  (3,000,000) as well as a total dollar cap  ($12,000,000).  As of September  30, 2004,   the remaining
     authorized  dollar  amount to purchase  shares was  $4,436,694 and,  based on  September's average  price per  share of
     $10.631, 417,336 represents the maximum shares that may yet be purchased.
(8)  The share purchase  authorization  in place for the month ended October 31, 2004 has purchase  limitations on both  the number of shares  (3,000,000) as well as a total  dollar cap  ($12,000,000).  As of October  31,  2004,  the  remaining authorized  dollar amount to purchase shares was $4,436,694 and, based on October's average price per share of $10.120,
     438,408  represents the maximum shares that may yet be purchased.
(9)  The share purchase  authorization in place for the month ended November 30, 2004 has purchase  limitations on  both the number of shares  (3,000,000) as well as a total  dollar cap  ($7,500,000).  As of November  30,  2004,  the  remaining authorized dollar amount to purchase shares was $7,500,000 and, based on November's average price per share of $11.062,
     659,130 represents the maximum shares that may yet be purchased.
(10) The share purchase  authorization in place for the month ended December 31, 2004 has purchase  limitations on  both the number of shares  (3,000,000) as well as a total  dollar cap  ($7,500,000).  As of  December  31,  2004,  the remaining authorized dollar amount to purchase shares was $7,291,295 and, based on December's average price per share of $11.885,
     613,487 represents the maximum shares that may yet be purchased.

Item 3.  Defaults Upon Senior Securities
         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable


Item 5.  Other Information
         Not Applicable


Item 6.  EXHIBITS

Exhibit No.      Exhibit Description
-----------      -------------------
10.1             Deed of lease by and between ePlus inc. and Norton Building 1, LLC  dated  as of  December  23,  2004
                 (Incorporated herein by reference to exhibit 10.1 to the Company's Report on form 8-K filed with  the
                 SEC on December 27, 2004).

31.1             Certification  of the Chief Executive Officer of ePlus inc. pursuant to the  Securities Exchange  Act
                 Rules 13a-14(a) and 15d-14(a).

31.2             Certification of the Chief Financial Officer of ePlus inc. pursuant to the  Securities  Exchange  Act
                 Rules 13a-14(a) and 15d-14(a).

32.1             Statement of the Chief Executive Officer of ePlus inc. pursuant to 18 U.S.C. ss. 1350.

32.2             Statement of the Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. ss. 1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ePlus inc.


Date: February 16, 2005           /s/ PHILLIP G. NORTON
                                  ----------------------------------------------
                                  By: Phillip G. Norton, Chairman of the  Board,
                                  President and Chief Executive Officer



Date: February 16, 2005           /s/ STEVEN J. MENCARINI
                                  ----------------------------------------------
                                  By: Steven J. Mencarini, Senior Vice President
                                  and Chief Financial Officer