Form 10-Q/A
period 2004-09-30
EPLUS INC
filed 2005-02-23
CIK 1022408

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

             13595 Dulles Technology Drive, Herndon, VA 20171-3413
              (Address, including zip code, of principal offices)

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

                                   ePlus inc.

                        Quarterly Report on Form 10-Q/A
                    For the Quarter Ended September 30, 2004

                               Introductory Note

This amendment is being filed to reflect the restatement of the Company's condensed consolidated financial statements as discussed in Note 9 thereto and other information related to such restated financial statements. Except for Items 1, 2, and 4 of Part I and Item 6 of Part II, no other information included in the original Form 10-Q is amended by this Form 10-Q/A.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

Item 1.  Financial Statements - Unaudited (As Restated):

         Condensed Consolidated Balance Sheets as of March 31, 2004 and September 30, 2004                       2

         Condensed Consolidated Statements of Earnings, Three Months Ended September 30, 2003 and 2004           3

         Condensed Consolidated Statements of Earnings, Six Months Ended September 30, 2003 and 2004             4

         Condensed Consolidated Statements of Cash Flows, Six Months Ended September 30, 2003 and 2004           5

         Notes to Condensed Consolidated Financial Statements                                                    7

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition                  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                             25

Item 4.  Controls and Procedures                                                                                25


Part II. Other Information:

Item 1.  Legal Proceedings                                                                                      26

Item 2.  Changes in Securities and Use of Proceeds                                                              26

Item 3.  Defaults Upon Senior Securities                                                                        26

Item 4.  Submission of Matters to a Vote of Security Holders                                                    26

Item 5.  Other Information                                                                                      26

Item 6.  Exhibits                                                                                               27

Signatures                                                                                                      28

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                      As of March 31, 2004  As of September 30, 2004
                                                                                                        (1)
                                                                      -----------------------------------------------
ASSETS
Cash and cash equivalents                                                 $  25,155,011        $   14,107,771
Accounts receivable, net of allowance for doubtful
 accounts of $1,584,358 and $2,011,073 as of March
 31, 2004 and September 30, 2004, respectively                               51,188,640            99,211,485
Notes receivable                                                                 51,986               349,988
Inventories                                                                     899,748             5,864,713
Investment in leases and leased equipment - net                             186,667,141           198,733,221
Property and equipment - net                                                  5,230,473             4,524,322
Goodwill                                                                     20,243,310            26,427,485
Other assets                                                                  4,765,781             4,476,531
                                                                      -----------------------------------------------
TOTAL ASSETS                                                              $ 294,202,090        $  353,695,516
                                                                      ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                                              $   9,993,077        $   20,228,996
Accounts payable - trade                                                     32,140,670            58,278,525
Salaries and commissions payable                                                583,934             1,021,787
Accrued expenses and other liabilities                                       11,983,798            20,025,696
Income taxes payable                                                                 -                123,411
Recourse notes payable                                                            5,863            18,005,274
Non-recourse notes payable                                                  117,857,208           109,381,529
Deferred tax liability                                                       10,053,226            10,968,843
                                                                      -----------------------------------------------
Total Liabilities                                                           182,617,776           238,034,061

COMMITMENTS AND CONTINGENCIES                                                        -                     -

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized;
 none issued or outstanding                                                          -                     -
Common stock, $.01 par value; 25,000,000 shares authorized; 10,717,242 issued  and 8,939,958  outstanding at  March 31, 2004 and  10,759,142
 issued  and 8,942,858 outstanding at September 30, 2004                  $     107,172        $      107,591
Additional paid-in capital                                                   64,339,988            64,645,092
Treasury Stock, at cost, 1,777,284 and 1,816,284 shares, respectively       (17,192,886)          (17,685,438)
Retained earnings                                                            64,211,473            68,441,801
Accumulated other comprehensive income -
 foreign currency translation adjustment                                        118,567               152,409
                                                                      -----------------------------------------------
Total Stockholders' Equity                                                  111,584,314           115,661,455
                                                                      -----------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 294,202,090        $  353,695,516
                                                                      ===============================================
See Notes to Condensed Consolidated Financial Statements.


(1) As restated, see Note 9.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                            2003                      2004
                                                                                                       (1)
                                                                      -----------------------------------------------
REVENUES
Sales of product                                                          $  70,380,144        $  138,065,002
Lease revenues                                                               12,910,616            11,911,090
Fee and other income                                                          2,345,971             3,209,606
                                                                      -----------------------------------------------
TOTAL REVENUES                                                               85,636,731           153,185,698
                                                                      -----------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                    $  62,364,436        $  123,342,547
Direct lease costs                                                            2,396,770             2,930,271
Professional and other fees                                                     820,813             2,815,485
Salaries and benefits                                                         9,999,685            14,877,568
General and administrative expenses                                           3,662,850             4,435,573
Interest and financing costs                                                  1,826,595             1,300,648
                                                                      -----------------------------------------------
TOTAL COSTS AND EXPENSES                                                     81,071,149           149,702,092
                                                                      -----------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                    4,565,582             3,483,606
                                                                      -----------------------------------------------

PROVISION FOR INCOME TAXES                                                    1,860,705             1,428,279
                                                                      -----------------------------------------------

NET EARNINGS                                                              $   2,704,877        $    2,055,327
                                                                      ===============================================

NET EARNINGS PER COMMON SHARE - BASIC                                     $        0.29        $         0.23
                                                                      ===============================================
NET EARNINGS PER COMMON SHARE - DILUTED                                   $        0.27        $         0.22
                                                                      ===============================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                   9,466,651             8,922,104
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                10,179,738             9,252,196

See Notes to Condensed Consolidated Financial Statements.


(1) As restated, see Note 9.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                    Six Months ended
                                                                                      September 30,
                                                                            2003                      2004
                                                                                                       (1)
                                                                      -----------------------------------------------
REVENUES
Sales of product                                                          $ 135,675,931        $  230,033,864
Lease revenues                                                               25,286,163            24,066,831
Fee and other income                                                          4,542,155             5,783,737
                                                                      -----------------------------------------------
TOTAL REVENUES                                                              165,504,249           259,884,432
                                                                      -----------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                    $ 119,876,360        $  205,503,332
Direct lease costs                                                            4,744,900             5,607,270
Professional and other fees                                                   1,336,858             4,580,250
Salaries and benefits                                                        20,146,877            25,675,699
General and administrative expenses                                           7,479,303             8,655,049
Interest and financing costs                                                  3,572,943             2,692,785
                                                                      -----------------------------------------------
TOTAL COSTS AND EXPENSES                                                    157,157,241           252,714,385
                                                                      -----------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                    8,347,008             7,170,047
                                                                      -----------------------------------------------

PROVISION FOR INCOME TAXES                                                    3,338,803             2,939,720
                                                                      -----------------------------------------------

NET EARNINGS                                                              $   5,008,205        $    4,230,327
                                                                      ===============================================

NET EARNINGS PER COMMON SHARE - BASIC                                     $        0.53        $         0.47
                                                                      ===============================================
NET EARNINGS PER COMMON SHARE - DILUTED                                   $        0.50        $         0.45
                                                                      ===============================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                   9,461,047             8,921,848
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                10,047,323             9,350,598

See Notes to Condensed Consolidated Financial Statements.


(1) As restated, see Note 9.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                            2003                      2004
                                                                             (1)                       (1)
                                                                      -----------------------------------------------
Cash Flows From Operating Activities:
     Net earnings                                                         $   5,008,205        $   4,230,327
       Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
          Depreciation and amortization                                       4,014,284            6,201,329
          Write-off of non-recourse debt                                             -              (489,607)
          Provision for credit losses                                           138,275              285,563
          Deferred taxes                                                      1,759,111              915,617
          Payments from lessees directly to lenders                            (897,297)          (2,086,250)
          Loss (gain) on disposal of property and equipment                     187,692               (3,765)
          Loss (gain) on disposal of operating lease equipment                  138,160             (351,119)
          Changes in:
           Accounts receivable                                              (15,190,155)         (47,510,136)
           Notes receivable                                                     (17,397)            (298,002)
           Inventories                                                         (728,555)          (4,964,965)
           Investment in leases and leased equipment - net                   (3,943,194)         (13,610,488)
           Other assets                                                        (456,507)              90,809
           Accounts payable - equipment                                       2,900,923           10,235,919
           Accounts payable - trade                                           1,572,886           26,086,136
           Salaries and commissions payable, accrued
            expenses and other liabilities                                      313,356            6,779,680
                                                                      -----------------------------------------------
              Net cash used in operating activities                       $  (5,200,213)       $ (14,488,952)
                                                                      -----------------------------------------------

Cash Flows From Investing Activities:
     Purchases of operating lease equipment                               $ (11,360,883)       $  (9,575,281)
     Purchases of property and equipment                                       (932,604)            (622,403)
     Proceeds from sale of operating lease equipment                            153,010              563,764
     Cash used in acquisitions                                                       -            (5,000,000)
                                                                      -----------------------------------------------
            Net cash used in investing activities                         $ (12,140,477)       $ (14,633,920)
                                                                      -----------------------------------------------

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                            2003                      2004
                                                                             (1)                       (1)
                                                                      -----------------------------------------------
Cash Flows From Financing Activities:
     Borrowings:
      Non-recourse                                                        $  45,495,688        $  24,741,606
     Repayments:
      Non-recourse                                                          (29,376,795)         (24,512,197)
      Recourse                                                               (2,736,298)              (1,858)
     Purchase of treasury stock                                              (2,278,747)            (492,552)
     Proceeds from issuance of capital stock, net of expenses                   503,234              305,523
     Net borrowings on lines of credit                                          607,500           18,001,268
                                                                      -----------------------------------------------
            Net cash provided by financing activities                        12,214,582           18,041,790
                                                                      -----------------------------------------------

Effect of Exchange Rate Changes on Cash                                          51,321               33,842
                                                                      -----------------------------------------------

Net Decrease in Cash and Cash Equivalents                                    (5,074,787)         (11,047,240)

Cash and Cash Equivalents, Beginning of Period                               27,784,090           25,155,011
                                                                      -----------------------------------------------

Cash and Cash Equivalents, End of Period                                  $  22,709,303        $  14,107,771
                                                                      ===============================================

Supplemental Disclosures of Cash-Flow Information:
       Cash paid for interest                                             $   1,773,544        $   1,411,684
                                                                      ===============================================
       Cash paid for income taxes                                         $     312,353        $   1,174,723
                                                                      ===============================================

See Notes To Condensed Consolidated Financial Statements.


(1) As restated, see Note 9.

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

For the six months ended September 30, 2004 and 2003, accumulated other comprehensive income (decreased) increased ($33,842) and $7,987, respectively, resulting in total comprehensive income of $4,196,485 and $5,016,192, respectively.

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

2.  RECLASSIFICATION OF CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Based on concerns raised by the staff of the Securities and Exchange Commission ("SEC") in guidance posted on the SEC website on February 15, 2005 related to the previous presentation of the cash flow effects of long-term customer receivables, including sales-type lease receivables, management has determined it is appropriate to change the classification of all cash flows related to its direct financing and sales-type lease transactions within the condensed consolidated statements of cash flows. When the Company finances equipment relating to direct financing and sales-type lease transactions, generally no cash is initially received from the customer and, therefore, the sale is recorded in the investment in lease receivables. Increases in investment in lease receivables due to new sales and decreases due to cash payments are both reflected in operating activities. All intercompany transactions have been eliminated and, therefore, there are no intercompany cash flows reflected in the condensed consolidated statements of cash flows.

Historically, the Company classified the cash flows from direct financing and sales-type leases as investing activities in the condensed consolidated statement of cash flows. The Company is now classifying these cash flows as operating activities in the condensed consolidated statements of cash flows. Therefore, no cash related to direct financing or sales-type leases is classified as investing activities.

The condensed consolidated statement of cash flows has been adjusted to reflect the reclassification of these cash flows as investing activities as follows:

Condensed Consolidated Statements of Cash Flows

                                                     Six Months Ended September 30,    Six Months Ended September 30,
                                                                  2003                               2004

                                                      As Previously                      As Previously
                                                        Reported       As Restated        Reported       As Restated
                                                     ---------------  -------------    ---------------  -------------
Cash Flows From Operating Activities
  Investment in leases and lesed equipment - net     $          -     $ (3,943,194)    $        -       $ (13,610,488)
  Net cash used in operating activities                   (347,706)     (5,200,213)       (527,345)       (14,488,952)

Cash Flows from Investing Activities
  Increase  in investment in direct financing and
    sales-type leases - net                             (3,943,194)             -       (13,610,488)               -
  Net cash used in investing activities                (16,992,984)    (12,140,477)     (28,595,527)      (14,633,920)

In addition, in performing the reclassifications required by the SEC guidance as described above, the Company also discovered certain amounts relating to property and equipment, and operating leases which needed to be reclassified between operating and investing activities. This correction increased net cash used in operating activities and decreased net cash used in investing activities by $909,313 and $351,119 for the six months ended September 30, 2003 and 2004, respectively (see Note 9). Furthermore, certain amounts related to its borrowings on lines of credit, which are included in financing activities, were presented showing borrowings and repayments separately and are now presented net.

3. STOCK-BASED COMPENSATION

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


                                                     Three Months Ended                   Six Months Ended
                                                       September 30,                        September 30,
                                                        (unaudited)                          (unaudited)
                                                  2003               2004               2003               2004
                                            ----------------   ----------------   ----------------   ----------------
Net earnings, as reported                    $    2,704,877     $    2,055,327     $    5,008,205     $    4,230,327
Stock-based compensation expense                   (632,394)          (235,942)        (1,264,788)          (471,884)
                                            ----------------   ----------------   ----------------   ----------------
Net earnings, pro forma                      $    2,072,483     $    1,819,385     $    3,743,417     $    3,758,443
                                            ================   ================   ================   ================

Basic earnings per share, as reported                 $0.29              $0.23              $0.53              $0.47
Basic earnings per share, pro forma                   $0.22              $0.20              $0.40              $0.42
Diluted earnings per share, as reported               $0.27              $0.22              $0.50              $0.45
Diluted earnings per share, pro forma                 $0.20              $0.20              $0.37              $0.40

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


4. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                                        As of
                                                                       March 31, 2004           September 30, 2004
                                                                                    (In Thousands)
                                                                    -------------------------------------------------
Investment in direct financing and sales-type leases-net                $   166,790                    $   173,530
Investment in operating lease equipment-net                                  19,877                         25,203
                                                                    -------------------------------------------------
                                                                        $   186,667                    $   198,733
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

5. PROVISION FOR CREDIT LOSSES

As of March 31 and September 30, 2004, the Company's provisions for credit losses were $4,730,015 and $5,156,728, respectively. The Company's provisions for credit losses are segregated between our accounts receivable and our lease assets as follows (in thousands):

                                               Accounts               Investment in Direct-
                                              Receivable                Financing Leases                  Total
                                         --------------------    -----------------------------    -------------------
Balance April 1, 2003                        $    3,346              $    3,407                       $    6,753

Provision for bad debts                              23                      24                               47
Write-offs and other                             (1,785)                   (285)                          (2,070)
                                         --------------------    -----------------------------    -------------------
Balance March 31, 2004                            1,584                   3,146                            4,730
                                         --------------------    -----------------------------    -------------------

Provision for bad debts                             469                                                      469
Write-offs and other                                (42)                                                     (42)
                                         --------------------    -----------------------------    -------------------
Balance September 30, 2004                   $    2,011              $    3,146                       $    5,157
                                         ====================    =============================    ===================

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

                                                       Financing            Technology Sales
                                                     Business Unit           Business Unit                Total
                                                  ------------------    ----------------------    -------------------
Three months ended September 30, 2003
Sales of product                                    $     640,306         $   69,739,838            $   70,380,144
Lease revenues                                         12,910,616                     -                 12,910,616
Fee and other income                                      738,698              1,607,273                 2,345,971
                                                  ------------------    ----------------------    -------------------
      Total revenues                                   14,289,620             71,347,111                85,636,731
Cost of sales                                             532,053             61,832,383                62,364,436
Direct lease costs                                      2,396,770                     -                  2,396,770
Selling, general and administrative expenses            5,894,834              8,588,514                14,483,348
                                                  ------------------    ----------------------    -------------------
Segment earnings                                        5,465,963                926,214                6,392,177
Interest expense                                        1,759,100                 67,495                1,826,595
                                                ---------------------------------------------------------------------
      Earnings before income taxes                  $   3,706,863          $     858,719            $   4,565,582
                                                =====================================================================
Assets as of September 30, 2003                     $ 229,155,873          $  65,186,766            $ 294,342,639
                                                =====================================================================

Three months ended September 30, 2004
Sales of product                                    $     544,077          $ 137,520,925            $ 138,065,002
Lease revenues                                         11,911,090                     -                11,911,090
Fee and other income                                      483,753              2,725,853                3,209,606
                                                --------------------    ----------------------    -------------------
      Total revenues                                   12,938,920            140,246,778              153,185,698
Cost of sales                                             760,765            122,581,782              123,342,547
Direct lease costs                                      2,930,271                     -                 2,930,271
Selling, general and administrative expenses            5,637,582             16,491,044               22,128,626
                                                --------------------    ----------------------   --------------------
Segment earnings                                        3,610,302              1,173,952                4,784,254
Interest expense                                        1,162,294                138,354                1,300,648
                                                ---------------------------------------------------------------------
      Earnings before income taxes                  $   2,448,008          $   1,035,598            $   3,483,606
                                                =====================================================================
Assets as of September 30, 2004                     $ 236,581,119          $ 117,114,397            $ 353,695,516
                                                =====================================================================


Six months ended September 30, 2003
Sales of product                                    $   1,419,177          $ 134,256,754            $ 135,675,931
Lease revenues                                         25,286,163                     -                25,286,163
Fee and other income                                    1,409,599              3,132,556                4,542,155
                                                --------------------    ----------------------   --------------------
      Total revenues                                   28,114,939            137,389,310              165,504,249
Cost of sales                                           1,279,855            118,596,505              119,876,360
Direct lease costs                                      4,744,900                     -                 4,744,900
Selling, general and administrative expenses           11,332,183             17,630,855               28,963,038
                                                --------------------    ----------------------   --------------------
Segment earnings                                       10,758,001              1,161,950               11,919,951
Interest expense                                        3,404,088                168,855                3,572,943
                                                ---------------------------------------------------------------------
      Earnings before income taxes                  $   7,353,913          $     993,095            $   8,347,008
                                                =====================================================================
Assets as of September 30, 2003                     $ 229,155,873          $  65,186,766            $ 294,342,639
                                                =====================================================================

Six months ended September 30, 2004
Sales of product                                    $   1,740,804          $ 228,293,060            $ 230,033,864
Lease revenues                                         24,066,831                     -                24,066,831
Fee and other income                                    1,435,612              4,348,125                5,783,737
                                                --------------------    ----------------------   --------------------
      Total revenues                                   27,243,247            232,641,185              259,884,432
Cost of sales                                           1,626,248            203,877,084              205,503,332
Direct lease costs                                      5,607,270                     -                 5,607,270
Selling, general and administrative expenses           11,053,835             27,857,163               38,910,998
                                                --------------------    ----------------------   ---------------------
Segment earnings                                        8,955,894                906,938                9,862,832
Interest expense                                        2,565,961                126,824                2,692,785
                                                ---------------------------------------------------------------------
      Earnings before income taxes                  $   6,389,933          $     780,114            $   7,170,047
                                                =====================================================================
Assets as of September 30, 2004                     $ 236,581,119          $ 117,114,397            $ 353,695,516
                                                =====================================================================

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

8. COMMITMENTS AND CONTINGENCIES

The Company is not a defendant in any material legal proceedings. We are engaged in ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, it is management's opinion that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

9. RESTATEMENT OF LEASE REVENUES AND CASH FLOWS

Subsequent to the issuance of the Company's September 30, 2004 financial statements on Form 10-Q, the Company's management determined that an error was made in recording lease revenues. As a result of this error and its effects, the condensed balance sheet, statements of earnings and statement of cash flows have been restated from the amounts previously reported. The correction reduced the net earnings from $2,493,931 to $2,055,327 for the three months ended September 30, 2004 and from $4,668,931 to $4,230,327 for the six months ended September 30, 2004. Amounts have been restated as follows:

Condensed consolidated balance sheet
                                                          At September 30, 2004
                                                  As Previously
                                                     Reported      As Restated
                                                 ---------------  --------------
Notes receivable                                 $    1,093,383    $     349,988
Total assets                                        354,438,911      353,695,516
Income taxes payable                                    428,202          123,411
Total liabilities                                   238,338,852      238,034,061
Retained earnings                                    68,880,405       68,441,801
Total stockholders' equity                          116,100,059      115,661,455
Total liabilities and stockholders' equity          354,438,911      353,695,516


Condensed consolidated statements of earnings
                                                      For the Three Months Ended         For the Six Months Ended
                                                         September 30, 2004                 September 30, 2004

                                                  As Previously                       As Previously
                                                     Reported        As Restated         Reported      As  Restated
                                                  ---------------  --------------    ---------------  --------------
Lease revenues                                     $ 12,654,485     $ 11,911,090      $  24,810,226   $  24,066,831
Total revenues                                      153,929,093      153,185,698        260,627,827     259,884,432
Earnings before provision for income taxes            4,227,001        3,483,606          7,913,442       7,170,047
Provision for income taxes                            1,733,070        1,428,279          3,244,511       2,939,720
Net earnings                                          2,493,931        2,055,327          4,668,931       4,230,327
Net earnings per common share - basic                      0.28             0.23               0.52            0.47
Net earnings per common share - diluted                    0.27             0.22               0.50            0.45


Condensed consolidated statement of cash flows
                                                       For the Six Months Ended
                                                           September 30, 2004
                                                  As Previously
                                                     Reported       As Restated
                                                 ---------------  --------------

Cash flows from operating activities:
Net earnings                                      $   4,668,931    $   4,230,327
Changes in other receivables                         (1,041,397)        (298,002)
Changes in salaries and commissions payable,
  accrued expenses and other liabilities              7,084,471        6,779,680

In addition, in performing the reclassifications required by the SEC guidance as described in Note 2, the Company also discovered certain amounts relating to property and equipment, and operating leases which needed to be reclassified between operating and investing activities. For the six months ended, September 30, 2003, this correction increased net cash used in operating activities and decreased net cash used in investing activities by $909,313. For the six months ended September 30, 2004, this correction increased cash used in operating activities and decreased cash used in investing activities by $351,119. Amounts have been restated as follows:

Condensed consolidated statements of cash flows

                                                          For the six months ended       For the six months ended
                                                             September 30, 2003              September 30, 2004

                                                        As previously                   As previously
                                                           reported      As restated       reported     As restated
                                                       ---------------  -------------  --------------- --------------
Cash Flows From Operating Activities:
  Loss (gain) on disposal of property and equipment    $ 1,235,165       $  187,692    $           -   $          -
  Loss (gain) on operating lease equipment                      -           138,160                -        (351,119)

Cash Flows From Investing Activities:
  Purchases of operating lease equipment                        -                -        (13,427,037)    (9,575,281)
  Purchases of property and equipment                   (1,980,077)        (932,604)               -              -
  Proceeds from sales of operating equipment               291,170          153,010         4,064,401        563,764

Furthermore, certain amounts related to its borrowings on lines of credit, which are included in financing activities, were presented showing borrowings and repayments separately and are now presented net.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of this report, and the Company's 2004 Form 10-K.

As discussed in Note 9 to the condensed consolidated financial statements, lease revenues for the three and six months ended September 30, 2004 have been restated, and the accompanying management's discussion and analysis of results of operations and financial condition give effect to that restatement. Furthermore, reclassifications have also been made between investing and operating activities on the statements of cash flows and are therefore different than previously reported.

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

CRITICAL ACCOUNTING POLICIES

SALES OF PRODUCT.  Sales of product include the following types of transactions:
(1) sales of new or used  equipment  which are not subject to any type of lease;
(2) service revenue in our technology sales business unit; (3) sales of off-lease equipment to the secondary market; and (4) sales of procurement software. Sales of new or used equipment are recognized upon shipment and sales of off-lease equipment are recognized when constructive title passes to the purchaser. Service revenue is recognized as the related services are rendered.

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

RESULTS OF OPERATIONS - Three and Six Months Ended September 30, 2004 Compared to Three and Six Months Ended September 30, 2003

Total revenues generated by the Company during the three-month period ended September 30, 2004 were $153,185,698, compared to revenues of $85,636,731 during the comparable period in the prior fiscal year, an increase of 78.9%. The increase is primarily the result of increased sales of product and leased equipment. Total revenues generated by the Company during the six-month period ended September 30, 2004 were $259,884,432 compared to revenues of $165,504,249 during the comparable period in the prior fiscal year, an increase of 57.0%. The Company's revenues are composed of sales and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS."

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

The Company's lease revenues decreased 7.7% to $11,911,090 for the three months ended September 30, 2004, compared with $12,910,616 during the corresponding period in the prior fiscal year. For the six-month period ended September 30, 2004, lease revenues decreased 4.8% to $24,066,831 compared with $25,286,163 during the corresponding period in the prior fiscal year. This decrease is due to a decrease in the total number of leases.

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

The Company's provision for income taxes decreased to $1,428,279 for the three months ended September 30, 2004 from $1,860,705 for the three months ended September 30, 2003, because of less pre-tax earnings. Both three-month periods had effective income tax rates of 41.0%. The Company's provision for income taxes decreased to $2,939,720 for the six-month period ended September 30, 2004 from $3,338,803 for the six-month period ended September 30, 2003. This decrease was due to reduced earnings.

The foregoing resulted in a 24% decrease in net earnings to $2,055,327 for the three-month period ended September 30, 2004 as compared to the same period in the prior fiscal year and a 15.5% decrease in net earnings to $4,230,327 for the six-month period ended September 30, 2004. Basic and fully diluted earnings per common share were $0.23 and $0.22 for the three months ended September 30, 2004, respectively, as compared to $0.29 and $0.27 for the three months ended September 30, 2003, respectively. Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2004 were 8,922,104 and 9,252,196, respectively. For the three months ended September 30, 2003, the basic and diluted weighted average shares outstanding were 9,466,651 and 10,179,738, respectively. Basic and fully diluted earnings per common share were $0.47 and $0.45 for the six months ended September 30, 2004, as compared to $0.53 and $0.50 for the six months ended September 30, 2003. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2004 were 8,921,848 and 9,350,598, respectively. For the six months ended September 30, 2003, the basic and diluted weighted average shares outstanding were 9,461,047 and 10,047,323, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended September 30, 2004, the Company used cash flows in operating activities of $14,488,952 and used cash flows in investing activities of $14,633,920. Cash flows generated by financing activities amounted to $18,041,790 during the same period. The net effect of these cash flows was a net decrease in cash and cash equivalents of $11,047,240 during the six-month period. During the same period, the Company's total assets increased $59,493,426, or 20.2%. The cash balance at September 30, 2004 was $14,107,771 as compared to $25,155,011 at March 31, 2004.

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

In addition, in performing the reclassifications required by the SEC guidance as described in Note 2, the Company also discovered certain amounts relating to property and equipment, and operating leases which needed to be reclassified between operating and investing activities. For the six months ended, September 30, 2003, this correction increased net cash used in operating activities and decreased net cash used in investing activities by $909,313. For the six months ended September 30, 2004, this correction increased cash used in operating activities and decreased cash used in investing activities by $351,119. Furthermore, certain amounts related to its borrowings on lines of credit, which are included in financing activities, were presented showing borrowings and repayments separately and are now presented net.

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

Item 4.  CONTROLS AND PROCEDURES

In connection with the preparation of its consolidated financial statements for the quarter ended December 31, 2004, the Company determined that there was a "material weakness" (as defined under standards established by the American
Institute of Certified Public Accountants) in its internal control over financial reporting relating to a split payment lease transaction that had been incorrectly recorded during the quarter ended September 30, 2004. The Company identified this error after the filing of the Form 10-Q for the second quarter ended September 30, 2004; however, the Company's internal controls relating to overall financial review and analysis in the context of the closing process did not identify the error in time to preclude a misstatement of the balance sheet and statements of earnings. As a result of this discovery, the Company has corrected the error in recording this split payment lease and this Form 10-Q/A reflects the restatement of its assets as of September 30, 2004, and its earnings for the three- and six-month periods ended September 30, 2004. Company management has discussed the accounting error described above with the Audit Committee of the Board of Directors and its independent registered public accountants. Management is working with the Audit Committee to identify and implement corrective actions, where required, to improve the effectiveness of its internal controls, including the enhancement of systems, accounting and review procedures and communications among its staff. Also, management has determined not to enter into any more split payment financing arrangements until the Company's accounting processes can be revised to accurately record them.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based upon that evaluation and subsequent evaluations conducted, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as a result of the material weakness discussed above, the Company's disclosure controls and procedures as of September 30, 2004 were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                                ePlus inc.

Date:  February 23, 2005        /s/ PHILLIP G. NORTON
                                ------------------------------------------------
                                By:  Phillip G. Norton, Chairman  of the  Board,
                                President and Chief Executive Officer

Date:  February 23, 2005        /s/ STEVEN J. MENCARINI
                                ------------------------------------------------
                                By:  Steven J. Mencarini, Senior  Vice President
                                and Chief Financial Officer