Form 10-K
period 2005-03-31
EPLUS INC
filed 2005-06-29
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 31, 2005
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

The aggregate market value of the common stock held by non-affiliates of the Company, computed by reference to the closing price at which the stock was sold as of September 30, 2004 was $44,912,525. The outstanding number of shares of common stock of the Company as of June 21, 2005, was 8,584,692.



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

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of the Company are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by the use of forward-looking words such as "may," "will," "should," "intend," "estimate," "believe," "expect," "anticipate," "project," and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as the date the statement was made. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to the matters set forth below.

Although we have been in the business of financing since 1990 and selling information technology equipment since 1999, the Company expects to attain future revenue growth through its ePlus Enterprise Cost Management ("eECM") service offering. As a result, the Company will continue to encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early stage companies using new and unproven business models in new and evolving markets. Some of these challenges relate to the Company's ability to:

o increase the total number of users of eECM  services;
o adapt to meet changes in its  markets  and  competitive  developments;  and
o continue to update its technology to enhance the features and functionality of its products.

The Company cannot be certain that its business strategy will be successful or that it will successfully address these and other challenges, risks and uncertainties.

Over the longer term, the Company expects to derive a portion of its growth from eECM services, which is based on an unproven business model. The Company expects to incur increased expenses that may negatively impact profitability. The Company also expects to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development and expansion of this business. As a result, the Company may incur significant losses in its e-commerce offerings in the foreseeable future, which may have a material adverse effect on the future operating results of the Company as a whole.

The Company began operating its ePlusSuite services in November 1999 and updated to eECM offering in 2002. Broad and timely acceptance of the eECM services, which is critical to the Company's future success, is subject to a number of significant risks. These risks include:

o significant enhancement of the features and services of eECM services is needed to achieve widespread commercial initial and continued acceptance of the system;

o operating resource management and procurement on the Internet is an evolving market;
o the system's ability to support large numbers of buyers and suppliers is unproven;
o    the pricing model may not be acceptable to customers;
o if the Company is unable to develop and increase transaction volume on eECM, it is unlikely that it will achieve or maintain profitability in this business;
o businesses that have made substantial up-front payments for enterprise resource planning (ERP) software or e-commerce solutions may be reluctant to replace their current solution and adopt the Company's solution;
o the Company's ability to adapt to a new market that is characterized by rapidly changing technology, evolving industry standards, frequent new product announcements and established competition;
o significant expansion of internal resources and external development costs are needed to support planned growth of the Company's eECM services.

                                     PART I

ITEM 1.  BUSINESS

ePlus inc. CORPORATE STRUCTURE

ePlus inc. ("the Company" or "ePlus"), a Delaware corporation, was formed in 1996. The Company changed its name from MLC Holdings, Inc. to ePlus inc. on October 19, 1999. ePlus engages in no other business other than serving as the parent holding company for the following companies:

o    ePlus Group, inc. ("ePlus Group");
o    ePlus Technology, inc.;
o    ePlus Government, inc.;
o    ePlus Canada Company;
o    ePlus Capital, inc.;
o    ePlus Systems, inc.;
o    ePlus Content Services, inc.;
o    ePlus Document Systems, inc.;
o    ePlus Information Holdings, inc.; and
o    ePlus Government Services, inc.

On March 31, 2003, the former entities ePlus Technology of PA, inc. and ePlus Technology of NC, inc. were merged into ePlus Technology, inc. This combination created one national entity through which our information technology ("IT") reseller and technical support will conduct business. ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and are the entities that hold certain assets and liabilities originally acquired from ProcureNet, Inc. ePlus Capital, inc. owns 100 percent of ePlus Canada Company which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to handle business servicing the Federal government marketplace, which includes financing transactions that are generated through government contractors. ePlus Document Systems, inc. was incorporated on October 15, 2003 and is the entity that holds certain assets and liabilities originally acquired from Digital Paper Corporation. On January 6, 2004, ePlus Information Holdings, inc. was incorporated; however, to date, the entity has conducted no business and has no employees or business locations. On April 2, 2004, ePlus Government Services, inc. was incorported; however, to date, the entity has conducted no business and has no employees or business locations. ePlus Group also has a 5% membership interest in MLC/CLC LLC and serves as its manager. On October 22, 1997, the Company formed MLC Leasing, S.A. de C.V., which is jointly owned by ePlus Group, inc. and ePlus Technology, inc., to provide a legal entity capable of conducting a leasing business in Mexico. To date, this entity has conducted no business and has no employees or business locations.

ACQUISITIONS

The Company has acquired the following material entities or assets since 2001. The following is a summary of the acquisitions presented in chronological order.

                                                                 Major
      Date                                                      Business      Accounting
    Acquired                      Acquisition                  Locations       Method               Consideration
----------------  ----------------------------------------- ----------------- ---------- -----------------------------------------
May 28, 2004      Certain assets and liabilities from       Metro New York,   Purchase   $5,000,000 in cash plus the assumption
                  Manchester Technologies, Inc. (merged     South  Florida               of certain liabilities
                  into ePlus Technology, inc. upon          and  Baltimore
                  acquisition; subsequently moved the
                  consulting group to ePlus Systems, inc.)

October 10, 2003  Certain  assets  and  liabilities from    Herndon, VA       Purchase   $1,601,632 in cash plus the assumption
                  Digital Paper Corporation (merged into                                 of certain liabilities
                  ePlus Document Systems, inc. upon
                  acquisition)

March 29, 2002    Certain assets and liabilities from       Boston, MA,       Purchase   $2,150,000 in cash plus the assumption
                  Elcom International, Inc.'s IT            Philadelphia, PA,            of certain liabilities
                  fulfillment and professional service      San Diego, CA and
                  business (merged into ePlus               New York, NY
                  Technology, inc. upon acquisition)

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

OUR BUSINESS

ePlus has developed its eECM model through development and acquisition of software, product sales, technology services, and business process services over the past five years. Our current offerings include IT sales and professional services, leasing and financing services, asset management software and services, procurement software, document management and distribution software and electronic catalog content management software and services. We have been in the business of selling, leasing, financing, and managing information technology and other assets for over ten years and have been providing software for over five years. We currently derive the majority of our revenues from IT product sales and leasing. We sell primarily by using our internal sales force and through vendor relationships to commercial customers, federal, state and local governments, and higher education institutions. We also lease and finance equipment, and supply software and services directly and through relationships with vendors, equipment manufacturers, and systems integrators.

ePlus eECM has positioned eECM to provide its comprehensive offering of products and services to our target market of middle-sized and larger businesses, governments, and institutions. Enterprise Cost Management is a multi-disciplinary approach for implementing, controlling, and maintaining cost savings throughout an organization, including the costs of purchasing, lifecycle management, and financing. It represents the continued evolution of our original offering of ePlusSuite e-commerce products.

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

INDUSTRY BACKGROUND

Growth   of  the   Internet   as  a   Communications   Channel   for   Efficient
Business-to-Business Electronic Commerce

The Internet is the preferred channel for many business-to-business transactions for most organizations. In the intensely competitive business environment, businesses have increasingly adopted Internet-based software applications and related tools to streamline their business processes, lower costs, and make their employees more productive.

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

THE ePlus SOLUTION

ePlus provides information technology product sales, professional services, leasing and software in a solution it has branded as ePlus Enterprise Cost Management. The solution is designed to provide a suite of Internet-based business-to-business supply chain management solutions designed to improve productivity and enhance operating efficiency on a company-wide basis. eECM provides customers visibility and control of transactions and owned assets and, as a suite of integrated business applications, reduces redundancies throughout their process. The ePlus offering currently includes Internet-based applications for catalog content management, e-procurement, asset management, document imaging, document management and distribution, electronic bill presentment and payment and management of operating resources that can be integrated with financing and other asset services. In addition, our solution uses the Internet as a gateway between employees and third-party content, commerce and service providers. We believe our solution makes our customers' businesses more efficient, while providing better information to management.

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

STRATEGY

Our goal is to become a leading provider of Enterprise Cost Management services. The key elements of our strategy include the following:

Convert current and future customers to our services

We have an existing client base of approximately 2,700 customers, the vast majority of which are based in the United States. We believe our years of experience in developing supply chain management solutions, including financing, asset management and information technology sales and service, give us significant advantages over our competitors. Consequently, we believe we are well positioned to offer a comprehensive Enterprise Cost Management solution tailored to meet our customers' specific needs. We offer our software-based services through both a hosted version that can be obtained through a subscription fee basis or as a stand-alone product that can be licensed by the customer.

Expand our sales force and marketing activities

As of March 31, 2005, we had 211 employees in our sales and marketing function, which represents an increase compared to the previous year of 178 employees. We have expanded our presence in locations that have a high concentration of fast-growing middle and large market companies. We will continue to seek experienced sales personnel with established customer relationships and with backgrounds in hardware and software sales and supply chain management. We may also selectively acquire companies that have attractive customer relationships, skilled sales forces, or technology or services that may enhance our Enterprise Cost Management offerings.

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

DESCRIPTION OF ENTERPRISE COST MANAGEMENT ("eECM")

eECM consists of six basic service products that have either been internally developed or have been acquired and incorporated into our total business process. The eECM framework consists of Procure+, Manage+, ePlus Leasing, Content+, IT sales and service and business process outsourcing. These combined services and software offerings are integrated so that each component links with and shares information. Procure+, Manage+, and Content+ are the key parts of our software solution offerings and ePlus Leasing, strategic sourcing and business process outsourcing are the services provided by us.

Procure+ represents our software solutions that offer Internet-based procurement capabilities that enable companies to reduce their purchasing costs while increasing their overall supply chain efficiency. Cost reductions are achieved through user-friendly application functionality designed to reduce off-contract or unauthorized purchases, to automate unnecessary manual processes, and to improve leverage with suppliers. Procure+ is available as a stand-alone license or as a remotely-hosted solution under a subscription fee arrangement.

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

RESEARCH AND DEVELOPMENT

Our software has been acquired from third-party vendors or has been developed by us. In earlier stages of our eECM development, we relied heavily on licensed software and outsourced development, but with the acquisition of the software products and the hiring of the employees obtained from the acquisition of ProcureNet, Inc. on May 15, 2001 and Digital Paper Corporation on October 10, 2003, much of our current software development is handled within the company. We have also outsourced certain programming tasks to a highly specialized offshore development company. We market both software that we own and software that we have obtained perpetual license rights and source code from a third party. Subject to certain exceptions, we generally retain the source code and intellectual property rights of the customized software.

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

SALES AND MARKETING

We focus our marketing efforts on achieving lead generation and converting our existing customer base to our eECM solution. The target market for our customer base is primarily middle and large market companies with annual revenues between $25 million and $1 billion. We believe there are over 60,000 potential customers in our target market. Our sales representatives are compensated primarily on a commission basis and we typically market to the senior financial officer or the senior information officer in an organization. To date, the majority of our customers have been generated from direct sales.

Our sales force is organized regionally in 33 office locations throughout the United States. See "Item 2. PROPERTIES" for additional office location information. As of March 31, 2005 our sales organization included 211 sales and sales support personnel.

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

We have three electronic sourcing systems patents and two document management patents in the United States. We also have patents in nine European countries, Mexico, and China. The three US patents for electronic sourcing systems have been determined to be valid and enforceable by a jury. However, we cannot provide any assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through administrative process or litigation. We also have the following registered service/trademarks: ePlus, ePlusSuite, Procure+, Manage+, Service+, Finance+, ePlus Leasing, International Computer Networks, Docpak, Simply Faster, Viewmark, Digital Paper, Intranetdocs, OneSource, Content+, eECM, and ePlus Enterprise Cost Management. We also have over twenty registered copyrights and additional common-law trademarks and copyrights.

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

SALES ACTIVITIES AND FINANCING

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

Sales. We are an authorized reseller of, or have the right to resell products and services from, over 400 manufacturers. Our largest manufacturer relationships include HP, IBM, Cisco, and Microsoft Corporation. Tech Data and Ingram Micro, Inc. are our largest distributors. We have multiple vendor authorizations in various IT disciplines to market specific products. Our flexible platform and customizable catalogs facilitate the addition of new vendors with little incremental effort. Using the distribution systems available, we usually sell products that are shipped from the distributors or suppliers directly to our customer location, which allows us to keep our inventory of any product to a minimum. The products we sell typically have payment account terms ranging from due upon delivery up to 60 days to pay, depending on the customer's credit and payment requirements.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal government contracts. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. We primarily lease computers, associated accessories and software, communication related equipment, medical equipment, industrial related machinery and equipment, office furniture and general office equipment, transportation equipment, and other various business-related equipment.

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

Default and Loss Experience. During the fiscal year ended March 31, 2005, we provided for $1,131,412 in credit losses and incurred actual credit losses of $496,975. During the fiscal year ended March 31, 2004 we provided for $46,663 in credit losses and incurred actual credit losses of $2,058,035.

COMPETITION

The market for leasing, IT sales and services and software services is intensely competitive, subject to economic conditions and rapid change, and is significantly affected by new product introductions and other market activities of industry participants. We expect to continue to compete in all areas of business against local, regional and national firms. We compete directly with various leasing companies and bank leasing subsidiaries as well as captive finance companies. Many of these competitors are well established, have substantially greater financial, marketing, technical, and sales support than we do, and have established reputations for success in the purchase, sale and lease of computer-related products. In addition, many computer manufacturers may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such manufacturers.

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

EMPLOYEES

As of March 31, 2005, we employed 637 full-time and part-time employees who operated through approximately 33 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe that we have a good relationship with our employees. The functional areas of our employees are as follows:

                                        Number of Employees
                                       ---------------------
       Sales and Marketing                      211
       Technical Support                        153
       Administrative                           176
       Software and Implementations              91
       Executive                                  6

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

The  Electronic  Commerce   Business-To-Business   Solutions  Market  Is  Highly
Competitive and We Cannot Assure That We Will Be Able to Compete Effectively

The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We cannot assure that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not harm our business, operating results or financial condition. In addition, the market for electronic procurement solutions is relatively new and evolving. Our strategy of providing an Internet-based electronic commerce solution may not be successful, or we may not execute it effectively. Accordingly, our solution may not be widely adopted by businesses.

Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future. Increased competition is likely to result in reduced margins, longer sales cycles and loss of market share, any of which could materially harm our business, operating results or financial condition. The business-to-business electronic commerce solutions offered by our competitors now or in the future may be perceived by buyers and suppliers as superior to ours. Many of our competitors have, and potential competitors may have, more experience developing Internet-based software and end-to-end purchasing solutions, larger technical staffs, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance, or that have significantly improved functionality as compared to our existing and future products and services.

Costs to Protect Our Patents May Affect Our Earnings

The legal and associated costs to protect our patents may have a material adverse effect on our business, operating results and financial condition. We may deem it necessary to protect the Company's intellectual property rights and significant expenses could be incurred with no certainty of the results of these potential actions. Costs relative to lawsuits are usually expensed in the periods as they occur and there is no certainty of recouping any of the amounts expended, regardless of the outcome of any action.

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

We May Not Reserve Adequately for Our Credit Losses

We maintain a consolidated reserve for credit losses on finance receivables. Our consolidated reserve for credit losses reflects management's judgment of the loss potential. Our management bases its judgment on the nature and financial characteristics of our obligors, general economic conditions and our bad debt experience. It also considers delinquency rates and the value of the collateral underlying the finance receivables.

We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If our reserves for credit losses are not adequate, our business, operating results and financial condition may suffer.

Our Earnings May Fluctuate

Our earnings are susceptible to fluctuations for a number of reasons, including the seasonal and cyclical nature of our customers' procurement patterns. Our earnings will continue to be affected by fluctuations in our historical business, such as lower sales of equipment, increased direct marketing by manufacturers rather than through distributors, reductions in realized residual values, fluctuations in interest rates, and lower overall sales. In the event our revenues or earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on our common stock's market price.

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

Our Disclosure Controls and Procedures and our Internal Controls over Financial Reporting may not be Effective to Detect all Errors or to Detect and Deter Wrongdoing, Fraud or Improper Activities in all Instances

Our management, including our Chief Executive Officer and Chief Financial Officer, cannnot ensure that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and fraud. In designing our control systems, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the necessity of considering the cost-benefit relationship of possible controls and procedures. Because of inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of wrongdoing, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistakes and that controls may be circumvented by individual acts by some person, by collusion of two or more people or by management's override of the control. The design of any control system also is based in part upon certain assumptions about the likelihood of a potential future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in cost-effective control systems, misstatements due to error or wrongdoing may occur and not be detected. Over time, it is also possible that controls may become inadequate because of changes in conditions that could not be, or were not, anticipated at inception or at subsequent review of the control system.

Treating  Stock  Options and Employee  Stock  Purchase Plan  Participation  As a
Compensation   Expense  Could  Significantly  Impair  Our  Ability  to  Maintain
Profitability

The Financial Accounting Standards Board has begun requiring some companies to record compensation expense regarding stock options and participation in employee stock purchase plans. We grant stock options to our employees, officers and directors and we administered an employee stock purchase plan (ESPP) which ended December 31, 2002. Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, and the shares subject to outstanding stock options, is included in Note 11 of the Notes to Consolidated Financial Statements. The current Financial Accounting Standards Board guidance is that, effective for our fiscal year starting April 1, 2006, we will have to begin expensing stock options. When we are required to record an expense for our stock-based compensation plans, we could incur a significant compensation expense, and any such expense could significantly impair our ability to return to and maintain profitability on a GAAP basis. That impact on our ability to maintain profitability on a GAAP basis could have a material adverse effect on the market price of the Company's common stock.

Our Assessment As to the Adequacy of Our Internal Controls Over Financial Reporting as Required by Section 404 of the Sarbanes-Oxley Act of 2002 May Cause Our Operating Expenses to Increase. If We Are Unable to Certify the Adequacy of Our Internal Controls and Our Independent Auditors Are Unable to Attest Thereto, Investors Could Lose Confidence in the Reliability of Our Financial Statements, Which Could Result in a Decrease in the Value of the Company's Common Stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K. We expect that these rules will first apply to ePlus with respect to our fiscal year ending March 31, 2006. To comply with the Sarbanes-Oxley Act and the SEC's new rules and regulations, we are evaluating our internal control systems and taking remedial actions to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. As a result, we have incurred expenses, and expect to incur additional expenses, and diversion of management's time and attention, which may increase our operating expenses and impair our ability to sustain profitability on a pro forma basis and achieve profitability on a GAAP basis. While we are endeavoring to implement the requirements relating to internal controls and all other aspects of Section 404 in a timely manner, there can be no assurance that we will be able to maintain our schedule to complete all assessment and testing in a timely manner and, if we do not, that we and our independent auditors will have the resources available to complete necessary assessment and reporting on internal controls on a timely basis. Further, we cannot be certain that our testing of internal controls and resulting remediation actions will yield adequate internal controls over financial reporting as required by Section 404. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of the Company's common stock to decline.

ITEM 2.  PROPERTIES

The Company operates from 33 office locations. Our total leased square footage is approximately 166,277 square feet for which we incur rent of approximately $206,000 per month. Some of our companies operate in shared office space to improve sales, marketing and cost efficiency. We do not own any real estate. Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of current employees as of March 31, 2005, the square footage and the general office functions.

                                                              Square
Location           Company                        Employees   Footage   Function
-----------------------------------------------------------------------------------------------------------------------------
Herndon, VA         ePlus Group, inc.             253         50,232    Corporate and subsidiary headquarters, sales office,
                    ePlus Technology, inc.                              technical support and warehouse
                    ePlus Government, inc.
                    ePlus Document Systems, inc.

Robbinsville, NJ    ePlus Technology, inc.         25          9,563    Sales office and technical support

Pottstown, PA       ePlus Technology, inc.         44         12,853    Sales office, technical support and warehouse

Sunnyvale, CA       ePlus Technology, inc.         32         11,200    Sales office, technical support and warehouse

Wilmington, NC      ePlus Technology, inc.         25          6,068    Sales office and technical support

Raleigh, NC         ePlus Group, inc.              27          8,638    Sales office-shared and technical support
                    ePlus Technology, inc.

Avon, CT            ePlus Systems, inc.            12          4,807    Subsidiary headquarters, sales office and  technical
                                                                        development

Houston, TX         ePlus Content Services, inc.   21          4,000    Subsidiary headquarters, sales office and e-commerce
                                                                        catalog service center

Canton, MA          ePlus Technology, inc.         28          6,228    Sales office and technical support

New York, NY        ePlus Technology, inc.         18          5,121    Sales office and technical support

Elkridge, MD        ePlus Technology, inc.         19          5,092    Sales office and technical support

Boca Raton, FL      ePlus Technology, inc.          6          3,214    Sales office and technical support

Hauppauge, NY       ePlus Technology, inc.         42         23,700    Sales office and technical support

Pittsford, NY       ePlus Systems, inc.            47          5,493    Sales office and technical development

Other locations                                    38         10,068    Sales offices and technical support

The largest location is Herndon, VA, which has a lease expiration date of December 31, 2009.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in three lawsuits arising from four separate leasing schedules with a lessee named Cyberco Holdings, Inc. ("Cyberco"). The Cyberco principals were allegedly perpetrating a scam. Cyberco, related affiliates, and at least one principal are in Chapter 7 bankruptcy, and no future lease payments are expected. The first two lawsuits, both in the U.S.D.C. for the Southern District of New York, involve three of the schedules, which the Company had assigned on a non-recourse basis to GMAC Commercial Finance, LLC ("GMAC"). GMAC filed suit against the Company seeking repayment of the underlying non-recourse promissory note, which is approximately $10,646,000. The same day, ePlus filed suit against GMAC, Travelers Property Casualty Company of America ("Travelers") and Banc of America Leasing and Capital, LLC ("BoA"), seeking a declaratory judgment that any potential liability is covered by the Company's liability policy with Travelers, and that the Company has no liability to GMAC or BoA. The two cases have been administratively consolidated, and the Company subsequently dismissed BoA from the suit. The suits are proceeding between the Company, GMAC and Travelers, and are in the discovery phase. The Company continues to believe that it has no liability to GMAC, and that Travelers is responsible for the costs of defense and any potential judgment.

The third lawsuit, which stems from the remaining schedule between Cyberco and the Company, is between BoA and the Company in the Circuit Court for Fairfax County, Virginia. The Company sold the schedule to BoA under a Program Agreement. BoA seeks to recover its loss of approximately $3,063,000. The Company believes that it has no liability to BoA, and that Travelers is responsible for the costs of defense and any potential judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SERCURITIES

MARKET INFORMATION

Our common stock is quoted on the NASDAQ National Market System under the symbol "PLUS." The following table sets forth the range of high and low sale prices for our common stock as quoted on the NASDAQ for the period April 1, 2003 through March 31, 2005, by quarter.

   Quarter Ended           High       Low
----------------------   --------   --------

June 30, 2003             $10.99      $7.13
September 30, 2003        $16.06     $10.47
December 31, 2003         $16.17     $10.55
March 31, 2004            $15.49     $12.18
June 30, 2004             $12.98      $9.97
September 30, 2004        $11.58      $8.80
December 31, 2004         $12.80      $9.32
March 31, 2005            $17.14     $11.01

On June 14, 2005, the closing price of the common stock was $12.73 per share. On June 22, 2005, there were 182 shareholders of record of our common stock. We believe there are over 400 beneficial holders of the Company's common stock.

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

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. Common Stock during the fiscal year ended March 31, 2005:

                                                                            Total number
                                                                             of shares
                                                                             purchased         Maximum number
                                               Total number                  as part of      of shares that may
                                                of shares      Average        publicly        yet be purchased
                                                purchased     price per    announced plans     under the plans
                Period                             (1)          share        or programs        or programs
--------------------------------------------  -------------- ------------ ----------------- --------------------
April 1, 2004 through April 30, 2004            35,000         $12.62        35,000                   -   (2)
May 1, 2004 through May 31, 2004                 4,000         $12.69         4,000              394,268  (3)
June 1, 2004 through June 30, 2004                  -          $   -             -               392,281  (4)
July 1, 2004 through July 31, 2004                  -          $   -             -               456,826  (5)
August 1, 2004 through August 31, 2004              -          $   -             -               434,459  (6)
September 1, 2004 through September 30, 2004        -          $   -             -               417,336  (7)
October 1, 2004 through October 31, 2004            -          $   -             -                    -   (8)
November 1, 2004 through November 30, 2004          -          $   -             -               677,997  (9)
December 1, 2004 through December 31, 2004      19,032         $10.97        19,032              613,487 (10)
January 1, 2005 through January 31, 2005       101,224         $12.21       101,224              493,581 (11)
February 1, 2005 through February 28, 2005       6,000         $12.14         6,000              444,695 (12)
March 1, 2005 through March 31, 2005           283,360         $13.01       283,360              583,898 (13)


(1) All shares acquired were in open-market purchases.
(2) The share purchase authorization in place  for the month  ended April 30, 2004 had  purchase  limitations on both the number of shares (3,000,000) as well as a total dollar cap ($7,500,000).  As of April 30, 2004, the remaining authorized dollar amount to purchase shares was $0.
(3) The share purchase authorization in place for the month  ended May 31, 2004 had purchase limitations on both the number  of  shares (3,000,000) as  well as a  total dollar  cap ($12,000,000). As  of May 31, 2004,  the remaining authorized dollar amount to purchase shares  was $4,436,694 and, based on May's  average price per share of $11.253, 394,268 represents the maximum shares that may yet be purchased.
(4) The share purchase authorization in place for the month ended June 30, 2004 had purchase limitations on both the number  of shares (3,000,000)  as well  as a total dollar  cap ($12,000,000).  As  of June 30, 2004, the remaining authorized dollar amount to purchase shares was $4,436,694 and, based on June's  average price per share of $11.310, 392,281 represents the maximum shares that may yet be purchased.
(5) The share purchase authorization in place for the month ended July 31, 2004 had purchase limitations on both the  number of  shares (3,000,000) as well  as  a total dollar  cap ($12,000,000). As of  July 31, 2004, the remaining authorized dollar amount to purchase shares  was $4,436,694 and, based on July's average price per share of $9.712, 456,826 represents the maximum shares that may yet be purchased.
(6) The share purchase authorization in place  for the month ended  August 31, 2004 had purchase  limitations on both the number of shares (3,000,000) as well as a total dollar  cap ($12,000,000).  As of  August 31, 2004, the  remaining  authorized dollar  amount to purchase shares  was $4,436,694 and, based on  August's average price per share of $10.212, 434,459 represents the maximum shares that may yet be purchased.
(7) The share purchase authorization in place for the month ended September 30, 2004 has purchase limitations on both the  number of shares  (3,000,000)  as well as a  total dollar cap  ($12,000,000).  As of September 30,
    2004, the remaining authorized dollar amount to  purchase shares  was $4,436,694 and,  based on  September's average price per share of $10.631, 417,336 represents the maximum shares that may yet be purchased.

(8) No stock repurchase plan was in effect from October 1, 2004 through November 16, 2004.
(9) The share purchase authorization in place for the month ended November 30, 2004 has  purchase limitations on both the number of shares (3,000,000) as well as a total dollar  cap ($7,500,000).  As of November 30, 2004, the remaining authorized dollar  amount to purchase shares  was $7,500,000 and, based on  November's average price per share of $11.062, 677,997 represents the maximum shares that may yet be purchased.
(10)The share purchase authorization in place for the month ended December 31, 2004  has purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($7,500,000).  As of  December 31, 2004, the remaining  authorized dollar amount to purchase  shares was $7,291,295 and,  based on December's average price per share of $11.885, 613,487 represents the maximum shares that may yet be purchased.
(11)The share purchase authorization in  place for the month ended  January 31, 2005 has purchase limitations on both the number of  shares (3,000,000) as well as a  total dollar cap ($7,500,000).  As of January 31, 2005, the  remaining authorized dollar  amount to purchase shares  was $6,055,747 and,  based on January's average price per share of $12.269, 493,581 represents the maximum shares that may yet be purchased.
(12)The share purchase authorization in place for the month ended February 28, 2005 has  purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap  ($7,500,000).  As of February 28, 2005, the remaining authorized dollar amount  to purchase shares  was $5,982,927 and, based on  February's average price per share of $13.454, 444,695 represents the maximum shares that may yet be purchased.
(13)The share purchase  authorization in  place for the month ended  March 31, 2005 has purchase  limitations on both the number of  shares (3,000,000) as well  as a total dollar  cap ($12,500,000).  As of March 31, 2005, the remaining authorized dollar amount to purchase shares was $7,297,558 and, based on March's average price per  share of $12.498, 583,898 represents  the maximum  shares that  may yet be purchased.

The  timing and expiration date of the stock repurchase authorizations are included in Note 1 to the Consolidated
Financial Statements.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about ePlus' common stock that may be issued upon the exercise of options, warrants, and rights under all of ePlus' existing equity compensation plans as of March 31, 2005, including ePlus' 1998 Long Term Incentive Plan, Amended and Restated Incentive Stock Option Plan, Amended and Restated Outside Director Stock Option Plan, Amended and Restated Nonqualified Stock Option Plan, and the Employee Stock Purchase Plan.

                                    Number of securities    Weighted average
                                     to be issued upon     exercise price of      Number of securities
                                        exercise of           outstanding       remaining available for
                                    outstanding options,   options, warrants     future issuance under
Plan Category                       warrants and rights       and rights       equity compensation plans
---------------------------------- ---------------------- ------------------- ---------------------------
Equity compensation plans
approved by security holders                   2,166,182               $9.43                     283,341

Equity compensation plans
not approved by security holders                      -                   -                           -
                                   ---------------------- ------------------- ---------------------------
Total                                          2,166,182               $9.43                     283,341
                                   ====================== =================== ===========================

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and the information included under "Item 7. Management's Discussion and Analysis of Results of Operations, Financial Condition, Liquidity and Capital Resources - As of and For the Years Ended March 31, 2003, 2004 and 2005" and "Item 1. Business."

ePLUS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)
                                                                      Year Ended March 31,
                                                -------------------------------------------------------------
                                                     2001         2002        2003        2004         2005
                                                -------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
Revenues:
   Sales of product                             $  219,795   $  133,008   $ 228,770   $ 267,899   $  480,970
   Sales of leased equipment                        34,031        9,353       6,096          -            -
   Lease revenues                                   42,694       48,850      50,520      51,254       46,344
   Fee and other income                             10,066       13,774      14,260      11,405       48,484
                                                -------------------------------------------------------------
      Total revenues                               306,586      204,985     299,646     330,558      575,798
                                                -------------------------------------------------------------
Costs and Expenses:
   Cost of sales of product                        184,302      114,554     201,277     236,283      432,774
   Cost of sales of leased equipment                33,329        9,044       5,892          -            -
   Direct lease costs                               16,535        9,579       6,582      10,561       11,509
   Professional and other costs                      3,363        2,718       3,188       3,701        9,417
   Salaries and benefits                            29,042       30,165      43,428      41,325       54,858
   General and administrative expenses              10,507       12,193      14,499      14,631       18,253
   Interest and financing costs                     15,523       11,810       8,308       6,847        5,981
                                                -------------------------------------------------------------
      Total costs and expenses                     292,601      190,063     283,174     313,348      532,792
                                                -------------------------------------------------------------

Earnings before provision for income taxes          13,985       14,922      16,472      17,210       43,006
Provision for income taxes                           5,667        6,010       6,760       7,056       17,718
                                                -------------------------------------------------------------
Net earnings                                    $    8,318   $    8,912   $   9,712   $  10,154   $   25,288
                                                =============================================================

Net earnings per common share - Basic           $     0.86   $     0.87   $    0.97   $    1.09   $     2.84
Net earnings per common share - Diluted         $     0.80   $     0.85   $    0.96   $    1.02   $     2.68
                                                =============================================================

Weighted average shares outstanding - Basic      9,625,891   10,235,129  10,061,088   9,332,324    8,898,112
Weighted average shares outstanding - Diluted   10,383,467   10,458,235  10,109,809   9,976,458    9,433,250

ePLUS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

                                                                            As of March 31,
                                                    --------------------------------------------------------------
                                                         2001        2002         2003         2004         2005
                                                    --------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Assets:
   Cash and cash equivalents                        $   24,534  $   28,224   $   27,784   $   25,155   $   38,852
   Accounts receivable                                  57,627      41,397       38,385       51,189       93,555
   Notes receivable                                      1,862         228           53           52          115
   Inventories                                           2,651         872        1,373          900        2,117
   Investment in leases and leased equipment - net     202,846     169,087      182,169      186,667      189,469
   Other assets                                         21,347      39,188       29,177       30,239       36,632
                                                    --------------------------------------------------------------
   Total assets                                     $  310,867  $  278,996   $  278,941   $  294,202   $  360,740
                                                    ==============================================================

Liabilities:
   Accounts payable - equipment                     $    9,227  $    3,899   $    5,636   $    9,993   $    8,965
   Accounts payable - trade                             17,764      14,223       25,914       32,141       55,333
   Salaries and commissions payable                      1,293         492          620          584          771
   Recourse notes payable                                8,876       4,660        2,736            6        6,265
   Non-recourse notes payable                          159,122     129,977      116,255      117,857      114,839
   Other liabilities                                    22,678      19,456       18,163       22,037       42,465
                                                    --------------------------------------------------------------
      Total liabilities                                218,960     172,707      169,324      182,618      228,638
Stockholders' equity                                    91,907     106,289      109,617      111,584      132,102
                                                    --------------------------------------------------------------
Total liabilities and stockholders' equity          $  310,867  $  278,996   $  278,941   $  294,202   $  360,740
                                                    ==============================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - AS OF AND FOR THE YEARS ENDED MARCH 31, 2003, 2004 AND 2005

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

Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct financing and sales-type leases. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. We accrue items determined to be receivable at period end.

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

We evaluate residual values on an quarterly basis and record any required changes in accordance with SFAS No. 13, paragraph 17.d, in which impairments of residual value, other than temporary, are recorded in the period in which the impairment is determined. Residual values are affected by equipment supply and demand and by new product announcements by manufacturers. In accordance with accounting principles generally accepted in the United States of America, residual value estimates are adjusted downward when such assets are impaired.

We seek to realize the estimated  residual value at lease  termination  through:
(1) renewal or extension of the original lease; (2) sale of the equipment either to the lessee or on the secondary market; or (3) lease of the equipment to a new customer. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in equipment sales revenues and cost of equipment sales when title is transferred to the buyer. For lease transactions subsequent to the initial term, our policy is to recognize revenues on an accrual basis based upon historical experience.

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

Revenue from hosting arrangements is recognized in accordance with Emerging Issues Task Force ("EITF") 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." Hosting arrangements that are not in the scope of SOP 97-2 require that allocation of the portion of the fee allocated to the hosting elements be recognized as the service is provided.

SALES OF LEASED EQUIPMENT. Sales of leased equipment consist of sales of equipment subject to an existing lease, under which we are lessor, including any underlying financing related to the lease. Sales of equipment subject to an existing lease are recognized when constructive title passes to the purchaser.

OTHER SOURCES OF REVENUE. Amounts charged for Procure+, our e-procurement software package, are recognized as services are rendered. Amounts charged for the Manage+, our asset management software service, are recognized on a straight-line basis over the period the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers in the reseller business; and (5) interest and other miscellaneous income. Current-year fee and other income includes amounts from the favorable settlement of the Ariba lawsuit (see Note 15 to the Consolidated Financial Statements). These revenues are included in fee and other income in our consolidated statements of earnings.

RESERVE FOR CREDIT LOSSES. The reserve for credit losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the Company's lease and accounts receivable portfolio. As of March 31, 2004 and 2005, the Company's reserve for credit losses was $4.7 million and $5.0 million, respectively. The net decrease in the reserve during fiscal year 2004 was due to our decision to write off receivables that were fully reserved relative to amounts that were part of long-term bankruptcy claims against customers. The underlying receivables and respective allowances were not extinguished in our ledger until all possible claims and potential chances of recovery were exhausted. Currently, we have determined that this procedure of maintaining receivables with little or no chance of collection on the ledger with offsetting allowances has no material reporting benefit and we have policies in place to write off the receivables in a more expedient manner. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis).

INVESTMENTS. The Company has a 5% membership interest in MLC/CLC LLC, a joint venture to which the Company sold leased equipment. MLC/CLC LLC stopped purchasing leased equipment prior to the year ended March 31, 2001. The Company's investment in MLC/CLC LLC was accounted for using the cost method.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. The Company has capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During the years ended March 31, 2005 and 2004, respectively, $0.3 million and $0.4 million of costs for the development of software for internal use were capitalized. During the years ended March 31, 2005, and 2004, respectively, the Company had $1.2 million, net of amortization, of capitalized costs for the development of internal-use software. These capitalized costs are included in the accompanying consolidated balance sheets as a component of property and equipment - net.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. During the year ended March 31, 2004, $1.9 million of costs for the development of software available to customers were capitalized. There were no such costs capitalized during the year ended March 31, 2005. As of March 31, 2005, the Company had $0.6 million, net of amortization, of capitalized costs for the development of software available to customers as compared to $1.0 million, net of amortization, at March 31, 2004. These capitalized costs are included in the accompanying consolidated balance sheets as a component of other assets.

SHARE-BASED  PAYMENT.  In December  2004,  the FASB issued SFAS No. 123 (revised
2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We are required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the fiscal reporting period that begins after June 15, 2005. We have commenced our analysis of the impact of SFAS No. 123R, but have decided not to early adopt. We will most likely use the modified-prospective and the straight-line method. Accordingly, we have not determined the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations.

RESULTS OF OPERATIONS

The Year Ended March 31, 2005 Compared to the Year Ended March 31, 2004

Total revenues generated by the Company during the year ended March 31, 2005 were $575.8 million compared to revenues of $330.6 million for the year ended March 31, 2004, an increase of 74.2%. This increase is primarily attributable to increased revenues from the sales of product from the IT reseller due, in part, from increased demand from customers. The Company's revenues are composed of sales, lease revenues, and fee and other income, and may vary considerably from period to period.

The majority of sales of product are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For the year ended March 31, 2005, we experienced an increase in customer demand for IT products in a very competitive economy. The increase was a result of increased sales within the Company's existing customer base and from customers obtained through recent acquisitions. For the year ended March 31, 2005, equipment sales through the Company's technology business unit subsidiaries accounted for 99.2% of sales of product, compared to 98.8% for the prior fiscal year. For the year ended March 31, 2005, sales of product increased 79.5% to $481.0 million, a result of increased technology sales through the Company's subsidiaries.

The Company realized a gross margin on sales of product of 10.0% for the year ended March 31, 2005, as compared to 11.8% during the year ended March 31, 2004.

The Company's lease revenues decreased 9.6% to $46.3 million for the year ended March 31, 2005, compared with $51.3 million for the prior fiscal year. Our net investment in leased assets was $189.5 million at March 31, 2005, a 1.5% increase from $186.7 million at March 31, 2004.

For the year ended March 31, 2005, fee and other income was $48.5 million, an increase of 325.1% over the prior fiscal year. Fee and other income includes eECM revenues, revenues from adjunct services and management fees, including broker fees, support fees, warranty reimbursements, and learning center revenues generated by the Company's technology business unit subsidiaries. The increase in fee and other income in the year ended March 31, 2005 is primarily attributable to a $37 million settlement of its patent-infringement litigation against Ariba Inc. On February 12, 2005, the Company settled the patent-infringement suit through a mutal settlement and license agreement. As of March 31, 2005, the Company received a total of $37 million for the settlement. The Company's fee and other income contains earnings from certain transactions which are in the Company's normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. The Company's ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

The Company's direct lease costs increased 9.0% during the year ended March 31, 2005, as compared to the prior fiscal year. The largest component of direct lease costs is depreciation expense of leased equipment. The investment in operating leases has increased 60.7% in the current year.

Professional and other fees increased 154.5% for the year ended March 31, 2005 over the prior fiscal year, and was primarily the result of $3.1 million in legal fees related to the Ariba lawsuit and expenses that the Company incurred related to Manchester Technologies, Inc. for professional services rendered by 65 people (prior Manchester Technologies, Inc. employees) that were to be hired in a subsequent period and a transition team.

Salaries and benefit expenses increased 32.7% during the year ended March 31, 2005, as compared to the prior fiscal year. The increase is a combination of a 24% increase in employees, due in part to the acquisition of Manchester Technologies, Inc., higher sales commissions attributed to higher sales volume, performance bonuses related to the Ariba patent-infringement suit, and a normal increase in payroll and benefit expenses.

General and administrative expenses increased 24.8% for the year ended March 31, 2005 over the prior fiscal year. The increase is largely due to higher sales volume which in turn created a larger bad debt and inventory allowance, and an increase in the number of offices and employees, due in part to the Manchester Technologies, Inc. acquisition.

Interest and financing costs incurred by the Company for the year ended March 31, 2005 decreased 12.6%, and relate to interest costs on the Company's indebtedness. This is attributed to a combination of our decreasing non-recourse debt portfolio and a reduction in our weighted average interest rate on new lease-related non-recourse debt. (See "Liquidity and Capital Resources"). Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $17.7 million for the year ended March 31, 2005 from $7.1 million for the prior fiscal year, reflecting an effective income tax rate of 41.0% and 41.2% respectively.

The foregoing resulted in a 149.0% increase in net earnings for the year ended March 31, 2005, as compared to the prior fiscal year.

Basic and fully diluted earnings per common share were $2.84 and $2.68 respectively for the year ended March 31, 2005, as compared to $1.09 and $1.02 respectively for the year ended March 31, 2004, based on weighted average common shares outstanding of 8,898,112 and 9,433,250 respectively for 2005 and 9,332,324 and 9,976,458 respectively for 2004.

The Year Ended March 31, 2004 Compared to the Year Ended March 31, 2003

Total revenues generated by the Company during the year ended March 31, 2004 were $330.6 million compared to revenues of $299.6 million for the year ended March 31, 2003, an increase of 10.3%. This increase is primarily attributable to increased revenues from the sales of product from the IT reseller due, in part, from increased demand from customers. The Company's revenues are composed of sales, lease revenues, and fee and other income, and may vary considerably from period to period.

Sales revenue, which includes sales of product and sales of leased equipment, increased 14.1% to $267.9 million during the year ended March 31, 2004, as compared to $234.9 million in the prior fiscal year.

The majority of sales of product are generated through the Company's technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from the Company's brokerage and re-marketing activities. For the year ended March 31, 2004, we experienced an increase in customer demand for IT products despite an overall sluggish economy. The increase was a result of increased sales within the Company's existing customer base and from customers obtained through recent acquisitions. For the year ended March 31, 2004, equipment sales through the Company's technology business unit subsidiaries accounted for 98.8% of sales of product, compared to 99.1% for the prior fiscal year. For the year ended March 31, 2004, sales of product increased 17.1% to $267.9 million, a result of increased technology sales through the Company's subsidiaries.

The Company realized a gross margin on sales of product of 11.8% for the year ended March 31, 2004, as compared to 12% during the year ended March 31, 2003.

The Company also recognizes revenue from the sale of leased equipment. During the year ended March 31, 2004 there were no sales of leased equipment with the prior year having $6.1 million with a gross margin of 3.3%. In addition, the revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125."

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

The Company's direct lease costs increased 60.4% during the year ended March 31, 2004, as compared to the prior fiscal year. The largest component of direct lease costs is depreciation expense of leased equipment. The investment in operating leases has increased 126.5% in the current year.

Professional and other fees increased 16.1% for the year ended March 31, 2004 over the prior fiscal year, and was primarily the result of an increase in broker fees from an increase in sales of products and utilization of outside professional services.

Salaries and benefits expenses decreased 4.8% during the year ended March 31, 2004, as compared to the prior fiscal year. The decrease is the result of the reduction in the total number of employees and the consolidation of the IT resellers.

General and administrative expenses increased 0.9% over the prior fiscal year as the Company's general and administative expenses remained similar to the prior year.

Interest and financing costs incurred by the Company for the year ended March 31, 2004 decreased 17.6%, and relate to interest costs on the Company's indebtedness. In addition to decreased borrowing under the Company's lines of credit, the Company's lease-related non-recourse debt portfolio increased insignificantly, but our weighted average interest rate on new lease-related non-recourse debt decreased during the years ended March 31, 2004 and 2003 (See "Liquidity and Capital Resources"). Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

The Company's provision for income taxes increased to $7.1 million for the year ended March 31, 2004 from $6.8 million for the prior fiscal year, reflecting an effective income tax rate of 41.0% in each year.

The foregoing resulted in a 4.5% increase in net earnings for the year ended March 31, 2004, as compared to the prior fiscal year.

Basic and fully diluted earnings per common share were $1.09 and $1.02 respectively for the year ended March 31, 2004, as compared to $0.97 and $0.96 respectively for the year ended March 31, 2003, based on weighted average common shares outstanding of 9,332,324 and 9,976,458 respectively for 2004 and 10,061,088 and 10,109,809 respectively for 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended March 31, 2005, the Company generated cash flows from operations of $41.6 million, and used cash flows from investing activities of $30.5 million. Cash flows provided by financing activities amounted to $2.5 million during the same period. The effect of exchange rate changes during the period provided cash flows of $82,098. The net effect of these cash flows was a net increase in cash and cash equivalents of $13.7 million during the year. During the same period, our total assets increased $66.5 million, primarily as the result of increases in our cash and accounts receivable. The Company's net investments in direct financing lease equipment decreased $9.3 million, or 5.6% and operating lease equipment increased $12.1 million, or 60.7%, respectively, during the period. The cash balance at March 31, 2005 was $38.9 million as compared to $25.2 million the prior year.

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

During the year ended March 31, 2005, the Company's lease-related non-recourse debt portfolio decreased 2.6% to $114.8 million.

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

The Company's "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of March 31, 2005, the Company had $9.0 million of unpaid equipment cost, as compared to $10.0 million at March 31, 2004.

Working capital for our leasing business is provided through a $45,000,000 credit facility expiring on July 21, 2006. Participating in this facility are Branch Banking and Trust Company ($15,000,000), Bank of America ($15,000,000) and National City Bank ($15,000,000), the agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to the Company and is secured by a blanket lien against all of the Company's assets such as chattel paper (including leases), receivables, inventory, and equipment and including the common stock of all wholly-owned subsidiaries. The credit facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to make certain investments, and sell assets or merge with another company. Borrowings under the credit facility bear interest at London Interbank Offered Rates ("LIBOR") plus an applicable margin or, at our option, the Alternate Base Rate ("ABR") plus an applicable margin. The ABR is the higher of the Agent bank's prime rate or Federal Funds plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of March 31, 2005, the Company had no outstanding balance on the facility. In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales.

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

The respective floor plan facility credit limits and actual outstanding balances were as follows:

                                 Credit Limit at     Balance as of      Credit Limit at    Balance as of
Floor Plan Supplier              March 31, 2004      March 31, 2004     March 31, 2005     March 31, 2005
-----------------------------------------------------------------------------------------------------------
GE Distribution Finance Corp.    $    26,000,000     $    21,637,077    $    75,000,000    $    32,978,262

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

As of March 31, 2005 there was an outstanding balance of $6,263,471 on this facility. As of March 31, 2004, the maximum available that could be borrowed under the accounts receivable facility was $7,000,000 and there was no outstanding balance. Availability under the lines of credit may be limited by the asset value of equipment purchased by the Company and may be further limited by certain covenants and terms and conditions of the facilities. The Company was in compliance with said covenants as of March 31, 2005.

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

CONTRACTUAL OBLIGATIONS

The impact that our contractual obligations as of March 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

                                                                Payments Due by Period
                                                    Less than                                     More than
                                       Total          1 year        1-3 years       3-5 years      5 years
                                  --------------- -------------- --------------- -------------- -------------
Non-recourse notes payable (1)    $  114,838,994  $  58,746,847  $   49,593,331  $   6,498,816  $         -
Recourse notes payable                 6,264,897      6,264,897              _              _             -
Operating lease obligations (2)        6,760,124      1,866,923       2,859,829      2,033,372            -
Purchase Obligations (3)                 192,667        192,667              _              _             -
                                  --------------- -------------- --------------- -------------- -------------
Total                             $  128,056,682  $  67,071,334  $   52,453,160  $   8,532,188  $         -
                                  =============== ============== =============== ============== =============

(1) Non-recourse notes payable obligations in which the specific lease receivable payments have been assigned to the lender.
(2) Rent obligations
(3) Telecommunications-related contracts

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2005, we are not involved in any unconsolidated special purpose entity transactions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the Company's liabilities are non-recourse, fixed interest rate instruments, the Company is reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GE Distribution Finance Corporation (formerly Deutsche Financial Services Corporation) facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GE Distribution Finance Corporation facilities bear interest at a market-based variable rate, based on a rate selected by the Company and determined at the time of borrowing. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of March 31, 2005, the aggregate fair value of our recourse borrowings approximated their carrying value.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to the company and its subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the last fiscal quarter covered by this annual report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, in February 2005, the Company determined that there was a material weakness in its internal control over financial reporting relating to a split payment lease transaction that had been incorrectly recorded during the quarter ended September 30, 2004. As a result, the Company restated its assets as of September 30, 2004, and its earnings for the three- and six-month periods ended September 30, 2004. Furthermore, the Company's management has determined not to enter into any more split payment financing arrangements until the Company's accounting processes can be revised to accurately record them.

                                    PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

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

NAME                                     AGE      POSITION                                      CLASS
----                                     ---      --------                                      -----
Phillip G. Norton........................61       Director, Chairman of the Board,               III
                                                  President and Chief Executive Officer

Bruce M. Bowen...........................53       Director and Executive Vice President          III

Steven J. Mencarini......................49       Senior Vice President and
                                                  Chief Financial Officer

Kleyton L. Parkhurst.....................42       Senior Vice President and Treasurer

Terrence O'Donnell.......................61       Director                                        II

Lawrence S. Herman.......................61       Director                                         I

C. Thomas Faulders, III..................55       Director                                         I

Milton E. Cooper.........................66       Director                                        II

The Standard of Conduct and Ethics for Employees, Officers and Directors of ePlus inc. is available on our website at www.eplus.com/ethics. We will disclose on our website any amendments to or waivers from any provision of the Standard of Conduct and Ethics that applies to any of our directors or officers.

ITEM 11.  EXECUTIVE COMPENSATION

See introductory paragraph of this Part III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See introductory paragraph of this Part III.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See introductory paragraph of this Part III.

ITEM 14.  PRINCIPAL ACCOUNTANTS AND FEES

See introductory paragraph of this Part III.

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


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

(b) Exhibit List

Exhibit No.    Exhibit Description
-----------    -------------------
    2.1        Asset Purchase Agreement between ePlus inc. and ProcureNet, Inc. dated  as of May 4, 2001  (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 18, 2001).

    2.2        Agreement  and Plan  of Reorganization  by and  among SourceOne Computer Corporation, Robert Nash, Donna
               Nash, R.  Wesley  Jones, the  shareholders of  SourceOne  Computer  Corporation, ePlus  inc.  and  ePlus
               Technology, inc., dated as of October 2, 2001  (Incorporated  herein  by reference  to Exhibit 2  to the
               Company's Current Report on Form 8-K filed on October 12, 2001).

    2.3        Asset Purchase and Sale Agreement by  and  between ePlus Technology, Inc.,  Elcom  Services Group, Inc.,
               Elcom, Inc., and Elcom International, Inc., dated March 25, 2002 (Incorporated  herein  by  reference to
               Exhibit 2 to the Company's Current Report on Form 8-K filed on April 5, 2002).

    2.4        Amendment to Asset Purchase and Sale Agreement  by  and  between ePlus Technology, inc.,  Elcom Services
               Group, Inc., Elcom, Inc., and Elcom International, Inc., dated  March 29, 2002 (Incorporated  herein  by reference to Exhibit 2.1 to  the Company's Current Report on  Form 8-K  filed on  April 5, 2002).

    2.5        Asset Purchase Agreement by and between  ePlus Technology, inc. and Manchester Technologies, Inc., dated
               May 28, 2004 (incorporated herein by reference from Exhibit 2.1 to the Company's Current Report on  Form
               8-K filed on May 28, 2004).

    3.1        Certificate of Incorporation of the Company, filed on August 27, 1996 (Incorporated herein  by reference to Exhibit 3.1 to  the Company's Quarterly Report on  Form 10-Q for the period ended December 31, 2002).

    3.2        Certificate of Amendment of  Certificate of  Incorporation  of  the Company, filed on September 30, 1997
               (Incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report  on Form 10-Q for the
               period ended December 31, 2002).

    3.3        Certificate  of  Amendment  of Certificate  of  Incorporation of  the Company, filed on October 19, 1999
               (Incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly Report  on Form 10-Q for the
               period ended December 31, 2002).

    3.4        Certificate  of  Amendment  of  Certificate  of  Incorporation  of  the Company, filed  on May  23, 2002
               (Incorporated herein by reference to Exhibit 3.4 to the Company's Quarterly Report  on Form 10-Q for the
               period ended December 31, 2002).

    3.5        Certificate  of  Amendment of  Certificate of  Incorporation  of  the  Company, filed on October 1, 2003
               (Incorporated herein by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for  the
               period ended September 30, 2003).

    3.6        Bylaws of the Company, as amended to  date (Incorporated  herein  by  reference to  Exhibit 3.5  to  the
               Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002).

    4          Specimen Certificate of Common Stock (Incorporated herein by reference to  Exhibit 4.1 to the  Company's
               Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

    10.1       Form of Indemnification Agreement  entered  into  between  the  Company and its  directors and  officers
               (Incorporated herein by reference to Exhibit 10.5  to the Company's Registration  Statement  on Form S-1
               (File No. 333-11737) originally filed on September 11, 1996).

    10.2*      Form of Employment Agreement between the Company and Phillip G. Norton (Incorporated herein by reference to  Exhibit 10.7  to the Company's  Registration Statement  on Form S-1  (File No. 333-11737) originally filed on September 11, 1996).

    10.3*      Form of Employment Agreement between the Company and Bruce M. Bowen (Incorporated herein by reference to
               Exhibit 10.8 to the Company's Registration Statement  on Form S-1 (File No. 333-11737)  originally filed on September 11, 1996).

    10.4*      Form of Employment  Agreement  between the  Company and  Kleyton L. Parkhurst  (Incorporated  herein  by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 2, 2003).

    10.5*      Form of  Employment  Agreement  between the  Company  and  Steven J. Mencarini  (Incorporated  herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 2, 2003).

    10.6*      MLC Master Stock Incentive Plan (Incorporated  herein  by reference  to Exhibit 10.21 to  the  Company's
               Quarterly Report on Form 10-Q for the period ended September 30, 1997).

    10.7*      Amended and Restated  Incentive Stock Option Plan (Incorporated herein by  reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

    10.8*      Amended  and Restated Outside Director Stock Option Plan (Incorporated  herein by  reference to  Exhibit
               10.23 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

    10.9*      Amended and Restated Nonqualified Stock Option  Plan (Incorporated herein by  reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

    10.10*     1997 Employee Stock Purchase Plan (Incorporated  herein by reference  to Exhibit 10.25 to the  Company's
               Quarterly Report on Form 10-Q for the period  ended September 30, 1997).

    10.11      Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit  10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

    10.12      First Amendment to Loan and Security Agreement dated March 12, 1997 between  MLC Group, Inc. and  Heller
               Financial, Inc. (Incorporated herein by reference to Exhibit 5.2 to the Company's Current Report on Form
               8-K filed on March 28, 1997).

    10.13      Form of Irrevocable Proxy and Stock Rights Agreement (Incorporated herein by reference  to Exhibit 10.11 to  the Company's Registration Statement on  Form S-1 (File No. 333-11737) originally filed on September
               11, 1996).

    10.14      Amended and Restated Credit Agreement dated July 21, 2003 between ePlus inc. and its  subsidiaries named therein  and  National City Bank, Inc., as  Administrative Agent (Incorporated  herein  by  reference to
               Exhibit 5.1 to the Company's Current Report on Form 8-K filed on July 25, 2003).

    10.15      Business Financing  Agreement  dated  September 8,  2000  between  GE  Commercial  Distribution  Finance
               Corporation  (as  successor to  Deutsche  Financial Services  Corporation)  and  ePlus Technology,  inc.
               (Incorporated herein by reference to Exhibit 5.1 to the  Company's Current Report on  Form 8-K filed  on
               September 22, 2000).

    10.16      Agreement for Wholesale Financing  dated September 8, 2000  between GE  Commercial Distribution  Finance
               Corporation (as  successor  to  Deutsche Financial Services  Corporation)  and  ePlus  Technology,  inc.
               (Incorporated herein by reference to Exhibit 5.2 to the Company's Current Report  on Form 8-K  filed  on
               September 22, 2000).

    10.17      Paydown Addendum to Business Financing Agreement between GE Commercial Distribution  Finance Corporation
               (as successor  to Deutsche  Financial Services  Corporation)  and ePlus  Technology, inc.  (Incorporated
               herein by reference to Exhibit 5.3 to the  Company's Current  Report on  Form 8-K  filed on  August  18,
               2004).

    10.18      Amendment  to Business Financing Agreement and Agreement for  Wholesale Financing, dated  March 31, 2004 between GE Commercial Distribution Finance Corporation  and ePlus Technology, inc. (Incorporated  herein by reference to Exhibit 5.1A to the Company's Current Report on Form 8-K filed on August 18, 2004).

    10.19      Amendment  to Business Financing Agreement  and Agreement for  Wholesale Financing, dated  June 24, 2004
               between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated   herein
               by reference to Exhibit 5.1B to the Company's Current Report on Form 8-K filed on August 18, 2004).

    10.20      Amendment to Business Financing Agreement and Agreement  for Wholesale Financing  dated  August 17, 2004 between GE Commercial Distribution Finance Corporation  and ePlus Technology, inc. (Incorporated  herein by reference to Exhibit 5.1C to the Company's Current Report on Form 8-K filed on August 18, 2004).

    10.21      Limited Guaranty  dated June 4, 2004  between GE Commercial  Distribution Finance Corporation and  ePlus
               inc. (Incorporated herein by reference to Exhibit 5.4 to the Company's Current Report  on Form 8-K filed on August 18, 2004).

    10.22      Collateral Guaranty  dated  March 31, 2004  between GE  Commercial Distribution Finance Corporation  and
               ePlus Group, inc. (Incorporated herein  by reference to Exhibit 5.5 to  the Company's Current  Report on
               Form 8-K filed on August 18, 2004).

    10.23      Agreement Regarding Collateral Rights and Waiver between GE Commercial Distribution  Finance Corporation and National City Bank, as Administrative Agent, dated March 24, 2004 (Incorporated herein by  reference to Exhibit 5.6 to the Company's Current Report on Form 8-K filed on August 18, 2004).

    10.24      Agreement  for Wholesale Financing between Deutsche Financial Services Corporation and ePlus  Technology
               of PA, inc., dated February 12, 2001 (Incorporated  herein by reference to Exhibit 5.1 to  the Company's
               Current Report on Form 8-K filed on March 13, 2001).

    10.25      Business Financing Agreement between Deutsche Financial Services Corporation and ePlus Technology of PA,
               inc., dated February 12, 2001 (Incorporated herein  by reference to Exhibit 5.2 to the Company's Current
               Report on Form 8-K filed on March 13, 2001).

    10.26      Addendum  to  Business  Financing  Agreement  and Agreement  for Wholesale  Financing  between  Deutsche
               Financial Services Corporation and ePlus Technology of PA, inc., dated  February 12, 2001  (Incorporated herein by reference to Exhibit 5.3 to the Company's Current Report on Form 8-K filed on March 13, 2001).

    10.27      Limited Guaranty for ePlus Technology of PA, inc. to  Deutsche Financial  Services Corporation by  ePlus
               inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.4 to the Company's  Current
               Report on Form 8-K filed on March 13, 2001).

    10.28      Intercreditor Subordination Agreement  between Deutsche  Financial Services Corporation  and IBM  Credit
               Corporation and ePlus Technology of PA, inc., dated February 26, 2001 (Incorporated herein by  reference to Exhibit 5.5 to the Company's Current Report on Form 8-K filed on March 13, 2001).

    10.29      Agreement for Wholesale Financing between Deutsche Financial  Services Corporation and  ePlus Technology
               of NC, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.6 to  the  Company's
               Current Report on Form 8-K filed on March 13, 2001).

    10.30      Addendum to Agreement  for  Wholesale Financing  between  ePlus  Technology  of  NC, inc.  and  Deutsche
               Financial Services Corporation, dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.7 to the Company's Current Report on Form 8-K filed on March 13, 2001).

    10.31      Addendum  to Agreement  for  Wholesale Financing  between  ePlus  Technology  of NC, inc.  and  Deutsche
               Financial Services Corporation, dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.8 to the Company's Current Report on Form 8-K filed on March 13, 2001).

    10.32      Addendum to Business Financing Agreement and Agreement for Wholesale Financing between ePlus Technology, inc.  and Deutsche  Financial  Services  Corporation, dated  February 12, 2001,  amending  the  Business
               Financing Agreement and Wholesale  Financing Agreement,  dated August 31,  2000 (Incorporated  herein by reference to Exhibit 5.9 to the Company's Current Report on Form 8-K filed on March 13, 2001).

    10.33      Deed of Lease between CALEAST INDUSTRIAL INVESTORS, LLC (Landlord) and ePlus inc. (Tenant) (Incorporated
               herein by reference  to Exhibit 10.30  to the Company's Annual Report on Form 10-K  for  the year  ended
               March 31, 2002).

    10.34      Deed  of Lease  by and  between ePlus inc.  and Norton  Building I, LLC dated  as  of  December 23, 2004
               (Incorporated herein by reference to Exhibit 10.1  to the Company's Current Report on  Form 8-K filed on
               December 27, 2004).

    10.35      ePlus inc.  Supplemental Benefit Plan  for Bruce M. Bowen (Incorporated herein  by reference to  Exhibit
               10.1 to the Company's Current Report on Form 8-K filed on March 2, 2005).

    10.36      ePlus inc.  Supplemental Benefit Plan for  Steven J.  Mencarini  (Incorporated  herein  by  reference to
               Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 2, 2005).

    10.37      ePlus inc.  Supplemental  Benefit Plan for  Kleyton L. Parkhurst  (Incorporated herein  by reference  to
               Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 2, 2005).

    10.38      ePlus inc.  Form of  Supplemental  Benefit Plan  Participation  Election Form  (Incorporated  herein  by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 2, 2005).

    10.39      Incentive Option Agreement under the ePlus inc. Amended  and Restated  1998 Long-Term Incentive Plan  by
               and between the Company and Phillip G. Norton (Incorporated  herein by reference to Exhibit 10.1 to  the
               Company's Current Report on Form 8-K filed on February 10, 2005).

    10.40      Incentive Option Agreement  under the ePlus inc. Amended  and Restated 1998 Long-Term Incentive  Plan by
               and between  the Company and  Bruce M. Bowen  (Incorporated herein  by reference to Exhibit 10.2 to  the
               Company's Current Report on Form 8-K filed on February 10, 2005).

    10.41      Incentive Option Agreement under  the ePlus inc. Amended  and Restated 1998 Long-Term Incentive Plan  by
               and between  the Company  and Kleyton L. Parkhurst (Incorporated  herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 10, 2005).

    10.42      Incentive Option Agreement  under the ePlus inc. Amended and  Restated 1998 Long-Term Incentive Plan  by
               and between the Company and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.4 to the
               Company's Current Report on Form 8-K filed on February 10, 2005).

    10.43      Non-Qualified Stock Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term  Incentive
               Plan by and between the Company and Phillip G. Norton  (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 10, 2005).

    10.44      Form of Incentive Option Agreement under  the ePlus inc. Amended  and Restated 1998  Long-Term Incentive
               Plan (Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 10, 2005).

    10.45      Form of Non-Qualified Stock Option Agreement  under the ePlus inc.  Amended and Restated 1998  Long-Term
               Incentive Plan (Incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form
               8-K filed on February 10, 2005).

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


                               /s/ PHILLIP G. NORTON
                               -------------------------------------------------
                               By: Phillip  G. Norton, Chairman  of  the  Board,
                                   President and Chief Executive Officer
                               Date: June 29, 2005


                               /s/ BRUCE M. BOWEN
                               -------------------------------------------------
                               By: Bruce M. Bowen,  Director and  Executive Vice
                                   President
                               Date: June 29, 2005


                               /s/ STEVEN J. MENCARINI
                               -------------------------------------------------
                               By: Steven  J. Mencarini, Senior Vice  President,
                                   Chief Financial Officer, Principal Accounting Officer
                               Date: June 29, 2005


                               /s/ C. THOMAS FAULDERS, III
                               -------------------------------------------------
                               By:  C. Thomas Faulders, III, Director
                               Date: June 29, 2005


                               /s/ TERRENCE O'DONNELL
                               -------------------------------------------------
                               By: Terrence O'Donnell, Director
                               Date: June 29, 2005


                               /s/ LAWRENCE S. HERMAN
                               -------------------------------------------------
                               By: Lawrence S. Herman, Director
                               Date: June 29, 2005


                               /s/ MILTON E. COOPER, JR.
                               -------------------------------------------------
                               By: Milton E. Cooper, Jr., Director
                               Date: June 29, 2005
                           ePlus inc. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of March 31, 2004 and 2005                    F-3

Consolidated Statements of Earnings for the Years Ended
  March 31, 2003, 2004, and 2005                                             F-4

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 2003, 2004, and 2005                                             F-5

Consolidated Statements of Stockholders' Equity for the Years
  Ended March 31, 2003, 2004, and 2005                                       F-7

Notes to Consolidated Financial Statements                                   F-8

SCHEDULE

II-Valuation and Qualifying Accounts for the Years
  Ended March 31, 2003, 2004, and 2005                                       S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries ("the Company") as of March 31, 2004 and 2005, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/S/ Deloitte & Touche LLP

McLean, Virginia
June 29, 2005
ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                 As of March 31, 2004   As of March 31, 2005
                                                                ---------------------------------------------
ASSETS
Cash and cash equivalents                                       $     25,155,011            $     38,851,714
Accounts receivable, net of allowance for doubtful
  accounts of $1,584,358 and $1,959,049 as of
  March 31, 2004 and 2005 respectively                                51,188,640                  93,555,462
Notes receivable                                                          51,986                     114,708
Inventories                                                              899,748                   2,116,855
Investment in leases and leased equipment - net                      186,667,141                 189,468,926
Property and equipment - net                                           5,230,473                   6,647,781
Other assets                                                           4,765,782                   3,859,791
Goodwill                                                              20,243,310                  26,125,212
                                                                ---------------------------------------------

TOTAL ASSETS                                                    $    294,202,091            $    360,740,449
                                                                =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                                    $      9,993,077            $      8,965,022
Accounts payable - trade                                              32,140,670                  55,332,993
Salaries and commissions payable                                         583,934                     771,487
Accrued expenses and other liabilities                                11,983,798                  32,945,931
Recourse notes payable                                                     5,863                   6,264,897
Non-recourse notes payable                                           117,857,208                 114,838,994
Deferred tax liability                                                10,053,226                   9,519,309
                                                                ---------------------------------------------
Total Liabilities                                                    182,617,776                 228,638,633

COMMITMENTS AND CONTINGENCIES (Note 8)                                        -                           -

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
  none issued or outstanding                                                  -                           -
Common stock, $.01 par value; 25,000,000 authorized, 10,717,242 issued and 8,939,958 outstanding at March 31, 2004;
  and 25,000,000 authorized, 10,807,392 issued and 8,581,492
  outstanding at March 31, 2005                                 $        107,172            $        108,074
Additional paid-in capital                                            64,339,988                  65,181,862
Treasury stock, at cost, 1,777,284 and 2,225,900 shares
  respectively                                                       (17,192,886)                (22,887,881)
Retained earnings                                                     64,211,474                  89,499,096
Accumulated other comprehensive income  -
     Foreign currency translation adjustment                             118,567                     200,665
                                                                ---------------------------------------------
Total Stockholders' Equity                                           111,584,315                 132,101,816
                                                                ---------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    294,202,091            $    360,740,449
                                                                =============================================

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      Year Ended March 31,
                                                    ---------------------------------------------------------
                                                           2003                 2004               2005
                                                    ---------------------------------------------------------
REVENUES
Sales of product                                    $   228,769,966      $   267,898,937     $   480,970,082
Sales of leased equipment                                 6,095,830                   -                   -
                                                    ---------------------------------------------------------
                                                        234,865,796          267,898,937         480,970,082


Lease revenues                                           50,520,293           51,253,518          46,343,797
Fee and other income                                     14,260,057           11,405,033          48,484,643
                                                    ---------------------------------------------------------
                                                         64,780,350           62,658,551          94,828,440

                                                    ---------------------------------------------------------
TOTAL REVENUES   (1)                                    299,646,146          330,557,488         575,798,522
                                                    ---------------------------------------------------------

COSTS AND EXPENSES


Cost of sales, product                                  201,277,000          236,283,350         432,774,189
Cost of sales, leased equipment                           5,891,789                   -                   -
                                                    ---------------------------------------------------------
                                                        207,168,789          236,283,350         432,774,189


Direct lease costs                                        6,582,409           10,560,586          11,508,820
Professional and other fees                               3,188,046            3,700,795           9,417,010
Salaries and benefits                                    43,426,999           41,325,224          54,858,181
General and administrative expenses                      14,499,261           14,630,731          18,253,106
Interest and financing costs                              8,308,382            6,847,072           5,981,054
                                                    ---------------------------------------------------------
                                                         76,005,097           77,064,408         100,018,171

                                                    ---------------------------------------------------------
TOTAL COSTS AND EXPENSES   (2)                          283,173,886          313,347,758         532,792,360
                                                    ---------------------------------------------------------

Earnings before provision for income taxes               16,472,260           17,209,730          43,006,162
                                                    ---------------------------------------------------------

Provision for income taxes                                6,759,551            7,055,989          17,718,539
                                                    ---------------------------------------------------------

NET EARNINGS                                        $     9,712,709      $    10,153,741          25,287,623
                                                    =========================================================

NET EARNINGS PER COMMON SHARE - BASIC               $          0.97      $          1.09     $          2.84
                                                    =========================================================

NET EARNINGS PER COMMON SHARE - DILUTED             $          0.96      $          1.02     $          2.68
                                                    =========================================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC              10,061,088            9,332,324           8,898,112
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED            10,109,809            9,976,458           9,433,250

(1)  Includes amounts from  related parties  of  $145,926, $302,968  and $37,990 for the fiscal  years  ended
     March 31, 2003, 2004 and 2005, respectively.
(2)  Includes amounts to related  parties of $486,520,  $443,065 and  $520,711  for the  fiscal  years  ended
     March 31, 2003, 2004 and 2005, respectively.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended March 31,
                                                             -------------------------------------------------------
                                                                  2003               2004             2005
                                                             -------------------------------------------------------
Cash Flows From Operating Activities:
   Net earnings                                              $     9,712,709    $    10,153,741     $    25,287,623
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and amortization                             4,510,705         10,487,439          12,784,225
         Provision for credit losses                                 616,074          1,731,325            (515,843)
         Tax benefit of stock options exercised                           -                  -              156,972
         Deferred taxes                                           10,231,687          5,293,197            (533,917)
         Loss (Gain) on sale of operating lease equipment             20,796          2,122,180            (159,477)
         Payments from lessees directly to lenders                  (291,281)        (2,645,589)         (4,275,789)
         Loss (Gain) on disposal of property and equipment           (47,562)           904,579             350,866
         Changes in:
            Accounts receivable                                    2,465,447        (14,261,777)        (41,052,707)
            Notes receivable                                         174,816             1,112              (62,722)
            Inventories                                             (501,311)          473,420           (1,217,107)
            Investment in leases and leased equipment-net        (19,761,290)        (2,653,444)          8,351,695
            Other assets                                             609,853             59,987           1,009,820
            Accounts payable - equipment                           1,736,777          4,357,301          (1,028,055)
            Accounts payable - trade                              10,809,400          6,226,285          23,140,604
            Salaries and commissions payable, accrued
               expenses and other liabilities                     (5,348,826)        (2,187,332)         19,326,204
                                                             -------------------------------------------------------
                 Net cash provided by operating activities        14,937,994         20,062,424          41,562,392
                                                             -------------------------------------------------------

Cash Flows From Investing Activities:
   Proceeds from sale of operating equipment                       2,271,386            452,127           1,202,550
   Purchase of operating lease equipment                         (11,627,961)       (19,592,804)        (22,036,259)
   Proceeds from sale of property and equipment                           -                  -               19,825
   Purchases of property and equipment                            (1,549,190)        (2,801,030)         (4,641,325)
   Cash used in acquisitions - net of cash acquired                       -          (1,601,632)         (5,000,000)
                                                             -------------------------------------------------------
      Net cash used in investing activities                      (10,905,765)       (23,543,339)        (30,455,209)
                                                             -------------------------------------------------------

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                             -----------------------------------------------------
                                                                  2003               2004                 2005
                                                             -----------------------------------------------------
Cash Flows From Financing Activities:
   Borrowings:
      Non-recourse                                           $   80,997,406     $   77,904,696     $   64,630,667
   Repayments:
      Non-recourse                                              (78,130,384)       (66,143,136)       (63,090,176)
   Pay-off of recourse debt due to settlement                       (98,660)                -                  -
   Write-off of non-recourse debt due to bankruptcy              (1,996,596)             7,181            (91,393)
   Write-off of non-recourse debt due to settlement                      -                  -            (191,519)
   Purchase of treasury stock                                    (6,936,324)        (9,681,762)        (5,694,995)
   Proceeds from issuance of capital stock - net of expenses        492,718          1,436,033            685,804
   Repayments of lines of credit                                  1,140,890         (2,730,435)         6,259,034
                                                             -----------------------------------------------------
      Net cash provided by (used in) financing activities        (4,530,950)           792,577          2,507,422
                                                             -----------------------------------------------------

Effect of Exchange Rate Changes on Cash                              59,308             59,259             82,098
                                                             -----------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents               (439,413)        (2,629,079)        13,696,703

Cash and Cash Equivalents, Beginning of Period                   28,223,503         27,784,090         25,155,011
                                                             -----------------------------------------------------

Cash and Cash Equivalents, End of Year                       $   27,784,090     $   25,155,011     $   38,851,714
                                                             =====================================================

Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                  $    4,991,426     $    3,794,273     $    2,490,376
                                                             =====================================================
     Cash paid for income taxes                              $    4,459,405     $    1,067,972     $   16,262,145
                                                             =====================================================

Schedule of Noncash Investing and Financing Activities:
     Liabilities assumed in purchase transactions            $           -      $      811,657     $    1,875,202

See Notes To Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Accumulated
                                               Common Stock     Additional                               Other
                                         ---------------------  Paid-in      Treasury    Retained    Comprehensive
                                           Shares   Par Value   Capital       Stock      Earnings        Income         TOTAL
                                         --------------------- ----------  ------------- ------------ ------------- ------------
Balance, April 1, 2002                   10,395,870  $104,619  $62,414,067 $   (574,800)$44,345,023  $         -   $106,288,909

  Issuance of shares for option exercise     39,850       398      271,487           -           -             -        271,885
  Issuance of shares to employees            38,315       383      220,173           -           -             -        220,556
  Purchase of treasury stock             (1,022,384)       -            -    (6,936,324)         -             -     (6,936,324)
                                         ---------------------------------------------------------------------------------------
    Subtotal                               (944,219)      781      491,660   (6,936,324)         -             -     (6,443,883)
                                         ---------------------------------------------------------------------------------------
  Net earnings                                   -         -            -            -    9,712,709            -      9,712,709
  Foreign currency translation adjustment        -         -            -            -           -         59,308        59,308
                                         ---------------------------------------------------------------------------------------
    Total comprehensive income                   -         -            -            -    9,712,709        59,308     9,772,017
                                         --------------------- ----------- ------------ ------------ ------------- -------------
Balance, March 31, 2003                   9,451,651   105,400   62,905,727   (7,511,124) 54,057,732        59,308   109,617,043
                                         ===================== =========== ============ ============ ============= =============

  Issuance of shares for option exercise    177,107     1,772    1,434,261           -           -             -      1,436,033
  Purchase of treasury stock               (688,800)       -            -    (9,681,762)         -             -     (9,681,762)
                                         ---------------------------------------------------------------------------------------
    Subtotal                               (511,693)    1,772    1,434,261   (9,681,762)         -             -     (8,245,729)
                                         ---------------------------------------------------------------------------------------
  Net earnings                                   -         -            -            -   10,153,741            -     10,153,741
  Foreign currency translation adjustment        -         -            -            -           -         59,259        59,259
                                         ---------------------------------------------------------------------------------------
    Total comprehensive income                   -         -            -            -   10,153,741        59,259    10,213,000
                                         --------------------- ----------- ------------ ------------ ------------- -------------
Balance, March 31, 2004                   8,939,958   107,172   64,339,988  (17,192,886) 64,211,473       118,567   111,584,314
                                         ===================== =========== ============ ============ ============= =============

  Issuance of shares for option exercise     90,150       902      684,902           -           -             -        685,804
  Tax benefit of exercised stock options         -         -       156,972           -           -             -        156,972
  Purchase of treasury stock               (448,616)       -            -    (5,694,995)         -             -     (5,694,995)
                                         ---------------------------------------------------------------------------------------
    Subtotal                               (358,466)      902      841,874   (5,694,995)         -             -     (4,852,219)
                                         ---------------------------------------------------------------------------------------
  Net earnings                                   -         -            -            -   25,287,623            -     25,287,623
  Foreign currency translation adjustment        -         -            -            -           -         82,098        82,098
                                         ---------------------------------------------------------------------------------------
    Total comprehensive income                   -         -            -            -   25,287,623        82,098    25,369,721
                                         --------------------- ----------- ------------ ------------ ------------- -------------
Balance, March 31, 2005                   8,581,492  $108,074  $65,181,862 $(22,887,881)$89,499,096  $    200,665  $132,101,816
                                         =======================================================================================

See Notes to Consolidated Financial Statements.

                           ePlus inc. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          As of and For the Years Ended March 31, 2003, 2004, and 2005


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Effective October 18, 1999, MLC Holdings, Inc. changed its name to ePlus inc. ("ePlus" or the "Company"). Effective January 31, 2000, ePlus inc.'s wholly-owned subsidiaries MLC Group, Inc., MLC Federal, Inc., MLC Capital, Inc., PC Plus, Inc., MLC Network Solutions, Inc. and Educational
Computer Concepts, Inc. changed their names to ePlus Group, inc., ePlus Government, inc., ePlus Capital, inc., ePlus Technology, inc., ePlus Technology of NC, inc. and ePlus Technology of PA, inc. respectively. Effective March 31, 2003, ePlus Technology of NC, inc. and ePlus Technology of PA, inc. were merged into ePlus Technology, inc.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

ASSET PURCHASES - On October 10, 2003, the Company purchased certain assets and liabilities from Digital Paper Corporation. In the transaction, the Company acquired all of Digital Paper's intellectual property, including its DigitalPaper XE, ViewMark, DocPak, docQuest, DirectSight, DigitalPaper Wireless and Idocs software, rights to several Digital Paper patents and trademarks, including the Digital Paper name, and several of Digital Paper's customers and key personnel. The purchase price included $1.6 million in cash and the assumption of certain liabilities of approximately $0.8 million.

On May 28, 2004, ePlus purchased certain assets and assumed certain liabilities of Manchester Technologies, Inc. for total consideration of $7.0 million. The purchase was made by ePlus Technology, inc., a wholly-owned subsidiary of ePlus inc. The purchase price included $5.0 million in cash and the assumption of certain liabilities of approximately $2.0 million. The acquisition has enhanced the Company's IT reseller and professional services business. Approximately 125 former Manchester Technologies, Inc. personnel were hired by ePlus as part of the transaction and are located in three established offices in metropolitan New York, South Florida and Baltimore.

REVENUE RECOGNITION - The Company sells information technology equipment to its customers and recognizes revenue from equipment sales at the time equipment is shipped to the customer. The Company is the lessor in a number of its transactions and these are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, the Company records the net investment in leases, which consists of the sum of the minimum lease term payments, initial direct costs, and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct finance leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property (net margins) is recorded as revenue at the inception of the lease. SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases made on a non-recourse basis by the Company meet the criteria for surrender of control set forth by SFAS No. 140 and have therefore been treated as sales for financial statement purposes.

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

Revenue from sales of procurement software is recognized in accordance with the Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by the Company with regard to implementation remain, the sales price is determinable and it is probable that collection will occur. Our accounting policy requires that revenue earned on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue relative to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

Revenue from hosting arrangements is recognized in accordance with Emerging Issues Task Force ("EITF") 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." Hosting arrangements that are not in the scope of SOP 97-2 require that allocation of the portion of the fee allocated to the hosting elements be recognized as the service is provided.

Amounts charged for the Company's Procure+ service are recognized as services are rendered. Amounts charged for the Manage+ service are recognized on a straight-line basis over the contractual period for which the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees; (3)
brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income. These revenues are included in fee and other income in our consolidated statements of earnings.

STATEMENT OF CASH FLOWS - In February 2005, the Securities and Exchange Commission published a letter clarifying that cash flows for finance receivables related to sales of the Company's products and services should be considered operating activities on the statement of cash flows. The Company historically reported cash flows from the financing of equipment related to direct financing and sales-type lease transactions as investing activities in the statement of cash flows. The Company revised its consolidated statements of cash flows to comply with the new SEC guidance. All intercompany transactions have been eliminated and, therefore, there are no intercompany cash flows reflected on the consolidated statements of cash flows. This reclassification did not change the total cash flow.

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

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE - The Company has capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Approximately $0.3 million and $0.4 million of internal use software was capitalized during the years ended March 31, 2005 and 2004 respectively, which is included in the accompanying consolidated balance sheets as a component of property and equipment.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS - In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2004, $1.9 million of development costs have been capitalized. No such costs were capitalized during the year ended March 31, 2005.

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

RECLASSIFICATIONS - Certain items have been reclassified in the March 31, 2003 and 2004 financial statements to conform to the March 31, 2005 presentation.

COMPREHENSIVE INCOME - Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the accompanying consolidated statements of stockholders' equity. For the years ended March 31, 2005 and 2004, accumulated other comprehensive income decreased $82,098 and $59,259 respectively, resulting in total comprehensive income of $25,369,721 and $10,213,000 respectively.

EARNINGS PER SHARE - Earnings per share (EPS) have been calculated in accordance with SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 10,061,088 in fiscal 2003, 9,332,324 in 2004, and 8,898,112 in 2005. Diluted EPS
amounts were calculated based on weighted average shares outstanding and common stock equivalents of 10,109,809 in fiscal 2003, 9,976,458 in 2004, and 9,433,250 in 2005. Additional shares included in the diluted earnings per share calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

STOCK-BASED COMPENSATION - As of March 31, 2005, the Company has four stock-based employee compensation plans, which are described more fully in Note
11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," to stock-based employee compensation:

                                                Year Ended March 31,
                                       2003             2004            2005
                                 -----------------------------------------------

Net earnings, as reported        $    9,712,709    $  10,153,741   $ 25,287,623
Stock-based compensation expense     (3,665,698)      (2,593,793)    (1,145,665)
                                 -----------------------------------------------
Net earnings, pro forma          $    6,047,011    $   7,559,948   $ 24,141,958
                                 ===============================================

Basic earnings per share, as reported     $0.97           $1.09           $2.84
Basic earnings per share, pro forma       $0.60           $0.81           $2.71
Diluted earnings per share, as reported   $0.96           $1.02           $2.68
Diluted earnings per share, pro forma     $0.60           $0.76           $2.56

STOCK REPURCHASE - On September 20, 2001, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of its outstanding common stock for a maximum of $5,000,000 over a period of time ending no later than September 20, 2002. On October 4, 2002, another stock repurchase program previously authorized by the Company's Board of Directors became effective. This program authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending no later than October 3, 2003 and is limited to a cumulative purchase amount of $7,500,000. On October 1, 2003, another stock purchase program was authorized by the Company's Board of Directors. This program authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending no later than September 30, 2004 and is limited to a cumulative purchase amount of $7,500,000. On May 6, 2004, the Company's Board of Directors approved an increase, from $7,500,000 to $12,000,000, for the maximum total cost of shares that could be purchased, which expired September 30, 2004. From October 1, 2004 to November 16, 2004, there was no stock repurchase authorization. On November 17, 2004, another stock purchase program was authorized by the Company's Board of Directors. This program authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock over a period of time ending no later than November 17, 2005 and is limited to a cumulative purchase amount of $7,500,000. On March 2, 2005, the Company's Board of Directors approved an increase, from $7,500,000 to $12,500,000, for the maximum total cost of shares that could be purchased.

During the years ended March 31, 2003, 2004, and 2005, the Company repurchased 1,022,384, 688,800, and 448,616 shares of its outstanding common stock for a total of $6,936,324, $9,681,763, and $5,694,994. Since the inception of the
Company's initial repurchase program on September 20, 2001, as of March 31, 2005, the Company had repurchased 2,225,900 shares of its outstanding common stock at an average cost of $10.28 per share for a total of $22,887,881.

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. We are required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the fiscal reporting period that begins after June 15, 2005. We are also required to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, we must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption. We have commenced our analysis of the impact of SFAS No. 123R, but have decided not to early adopt. We will most likely use the modified-prospective and the straight-line method. Accordingly, we have not determined the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations.

2. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                               As of March 31,
                                                              2004         2005
                                                                (In Thousands)
                                                            --------------------
Investment in direct financing and sales-type leases - net  $ 166,790 $ 157,519
Investment in operating lease equipment - net                  19,877    31,950
                                                            --------------------
                                                            $ 186,667 $ 189,469
                                                            ====================

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

The Company's investment in direct financing and sales-type leases consists of the following:

                                                              As of March 31,
                                                           2004            2005
                                                              (In Thousands)
                                                          ----------------------
Minimum lease payments                                    $ 161,008   $ 151,139
Estimated unguaranteed residual value (1)                    25,025      23,794
Initial direct costs - net of amortization (2)                2,342       1,850
Less:  Unearned lease income                                (18,439)    (16,208)
       Reserve for credit losses                             (3,146)     (3,056)
                                                          ----------------------
Investment in direct finance and sales-type leases - net  $ 166,790   $ 157,519
                                                          ======================

(1) Includes estimated unguaranteed residual values of $605,970 and $801,025 as of March 31, 2004 and 2005, respectively, of direct financing leases that were sold under SFAS 140.
(2) Initial direct costs are shown net of amortization of $2,184 and $2,387 at March 31, 2004 and March 31, 2005, respectively.


Future scheduled minimum lease rental payments as of March 31, 2005 are as follows:

                                                                 (In Thousands)
                                                                ----------------
                  Year ending March 31,  2006                   $        76,733
                                         2007                            47,192
                                         2008                            19,903
                                         2009                             3,704
                                         2010                             1,953
                                         2011 and after                   1,654
                                                                ----------------
                                         Total                  $       151,139
                                                                ================

The Company's net investment in direct financing and sales-type leases is collateral for non-recourse and recourse equipment notes. See Note 6.


INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating leases primarily represents equipment leased for two to four years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                               As of March 31,
                                                           2004             2005
                                                              (In Thousands)
                                                        ------------------------
Cost of equipment under operating leases                $   27,985    $  45,453
Less:  Accumulated depreciation and amortization            (8,108)     (13,503)
                                                        ------------------------
Investment in operating lease equipment - net           $   19,877    $  31,950
                                                        ========================

Future scheduled minimum lease rental payments as of March 31, 2005 are as follows:

                                                                 (In Thousands)
                                                                ----------------
                  Year ending March 31,  2006                   $        11,617
                                         2007                             9,609
                                         2008                             6,422
                                         2009                             4,055
                                         2010                               743
                                         2011 and after                     671
                                                                ----------------
                                         Total                  $        33,117
                                                                ================


3. RESERVES FOR CREDIT LOSSES

As of March 31, 2004 and 2005, the Company's reserve for credit losses was $4,730,015 and $5,014,905, respectively.

The Company's reserves for credit losses are segregated between our accounts receivable and our investment in direct financing leases as follows (in thousands):

                                   Accounts      Investment in Direct
                                  Receivable       Financing Leases      Total
                               ---------------- ---------------------- ---------

Balance April 1, 2003          $         3,346   $              3,407  $  6,753


Bad Debts Expense                           23                     24        47
Recoveries                                 (12)                    -        (12)
Write-offs and other                    (1,773)                  (285)   (2,058)
                               ---------------- ---------------------- ---------
Balance March 31, 2004                   1,584                  3,146     4,730
                               ---------------- ---------------------- ---------


Bad Debts Expense                        1,131                     -      1,131
Recoveries                                (350)                    -       (350)
Write-offs and other                      (406)                   (90)     (496)
                               ---------------- ---------------------- ---------
Balance March 31, 2005         $         1,959  $               3,056  $  5,015
                               ================ ====================== =========

Balances   in   "Write-offs   and   other"   include   actual   write-offs   and
reclassifications from prior years.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                          As of March 31,
                                                      2004              2005
                                                          (In Thousands)
                                                  ------------------------------

Furniture, fixtures and equipment                 $    5,437        $     7,364
Vehicles                                                 117                155
Capitalized software                                   6,119              6,411
Leasehold improvements                                   256              1,894
Less:  Accumulated depreciation and amortization      (6,699)            (9,176)
                                                  ------------------------------
Property and equipment - net                      $    5,230        $     6,648
                                                  ==============================

Certain property and equipment assets for the year ended March 31, 2004 are shown in different categories above than as previously reported.

5.  GOODWILL

As of March 31, 2005, the Company had goodwill, net of accumulated amortization, of $26.1 million, an increase of $5.9 million from March 31, 2004 as a result of the purchase of certain assets and liabilities of Manchester Technologies, Inc. As of March 31, 2004, the Company had goodwill, net of accumulated amortization, of $20.2 million which was subject to the transitional assessment provisions of SFAS No. 142. No goodwill amortization expense was recognized during the years ended March 31, 2003, 2004 and 2005.

As of March 31, 2004 and 2005, the Company has determined goodwill had not been impaired and that no potential impairment existed, based on testing performed as of September 30, 2003 and 2004.

Changes in the carrying amount of goodwill for the years ended March 31, 2004 and 2005 are as follows:

                                          Financing     Technology Sales
                                        Business Unit    Business Unit        Total
                                       --------------- ------------------ -------------
Goodwill (net), March 31, 2003         $    4,028,764  $      15,118,368  $ 19,147,132
Goodwill acquired during the period                -           1,089,272     1,089,272
Other Adjustments during the period                -               6,906         6,906
                                       --------------- ------------------ -------------
Goodwill (net), March 31, 2004              4,028,764         16,214,546    20,243,310
Goodwill acquired during the period                -           5,881,902     5,881,902
                                       --------------- ------------------ -------------
Goodwill(net), March 31,2005           $    4,028,764  $      22,096,448  $ 26,125,212
                                       =============== ================== =============

6. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

                                                                  As of March 31,
                                                                2004           2005
                                                                   (In Thousands)
                                                               ---------------------
Recourse line of credit bearing interest at  prime (5.75% at
March  31,  2005)  less  0.5%  with  a  maximum  balance  of
$50,000,000,  except during  the seasonal  uplift  period in
which the maximum  balance increases to $75,000,000            $      -   $   6,263

Recourse line of credit of $45,000,000 expiring on  July 21,
2006.  Carrying interest at the Company's option, either the
LIBOR rate plus 175-250 basis points, or the alternate  base rate of the higher of  prime or  federal funds rate  plus 50
basis points plus 0-25 basis points.                                  -          -

Recourse vehicle note with variable interest rate                      6          2
                                                               ---------------------
Total recourse obligations                                     $       6  $   6,265
                                                               =====================
Non-recourse equipment notes secured by related  investments in leases with interest rates ranging from 2.39% to 11.0% in
fiscal years 2004 and 2005                                     $ 117,857  $ 114,839
                                                               =====================

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

Borrowings under the Company's $45 million line of credit are subject to and in compliance with certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. The borrowings are secured by the Company's assets such as leases, receivables, inventory, and equipment. Borrowings are limited to the Company's collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $45 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

Recourse and non-recourse notes payable as of March 31, 2005, mature as follows:

                                                    Recourse       Non-recourse
                                                    Notes Payable  Notes Payable
                                                           (In Thousands)
                                                    ----------------------------
               Year ending March 31, 2006           $   6,265        $   58,747
                                     2007                  -             36,218
                                     2008                  -             13,376
                                     2009                  -              4,609
                                     2010                  -              1,720
                                     2011 and after        -                169
                                                    ----------------------------
                                     Total          $   6,265        $  114,839
                                                    ============================
7. RELATED PARTY TRANSACTIONS

Prior to April 1, 2001, the Company sold leased equipment to MLC/CLC LLC, a joint venture in which the Company has a 5% ownership interest. The Company recognized $145,962, $302,968, and $37,990 for the years ended March 31, 2003, 2004 and 2005 for accounting and administrative services provided to MLC/CLC LLC.

The Company leases certain office space from an entity controlled by an individual, director, stockholder and officer of the Company. During the years ended March 31, 2003, 2004, and 2005, rent expense paid to these related parties was $486,520, $443,065, and $520,711 respectively.

8. COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain office equipment for the conduct of its business. Rent expense relating to these operating leases was $2,435,972, $2,048,201, and $2,649,483 for the years ended March 31, 2003, 2004, and 2005 respectively. As of March 31, 2005, the future minimum lease payments are due as follows:

                                                               (In Thousands)
                                                            --------------------
Year Ending March 31,                    2006               $             1,867
                                         2007                             1,530
                                         2008                             1,329
                                         2009                             1,162
                                         2010                               872
                                                            --------------------
                                                            $             6,760
                                                            ====================

9. INCOME TAXES

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the consolidated statements of earnings is as follows:

                                                                             For the Year Ended March 31,
                                                                           2003            2004        2005
                                                                                      (In Thousands)
                                                                          ----------------------------------
Statutory federal income tax rate                                               35%         35%          35%
Income tax expense computed at the U.S. statutory federal rate            $  5,765    $  6,023    $  15,067
State income tax expense - net of federal benefit                              876         975        2,012
Non-taxable interest income                                                    (11)        (11)         (13)
Non-deductible expenses                                                        130          69          194
Other                                                                           -           -           458
                                                                          ----------------------------------
Provision for income taxes                                                $  6,760    $  7,056    $  17,718
                                                                          ==================================

Effective income tax rate                                                     41.0%       41.0%       41.2%
                                                                          ==================================

The components of the provision for income taxes are as follows:

                                                For the Year Ended March 31,
                                               2003        2004           2005
                                                       (In Thousands)
                                             -----------------------------------
Current:
    Federal                                  $ (3,008)   $     22    $   15,041
    State                                        (464)      1,741         3,211
                                             -----------------------------------
            Total current expense (benefit)    (3,472)      1,763        18,252
                                             -----------------------------------
Deferred:
    Federal                                     8,421       5,535          (519)
    State                                       1,811        (242)          (15)
                                             -----------------------------------
           Total deferred expense (benefit)    10,232       5,293          (534)
                                             -----------------------------------

Provision for Income Taxes                   $  6,760    $  7,056    $   17,718
                                             ===================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31 were as follows:

                                                                            For the Year Ended March 31,
                                                                            2003        2004        2005
                                                                                    (In Thousands)
                                                                          ---------------------------------
Lease revenue recognition                                                 $ (8,232)  $ (14,292)  $ (13,144)
Allowance for doubtful accounts and credit reserves                          3,322       3,565       2,794
Other                                                                          150         674         831
                                                                          ---------------------------------
Net Deferred Tax Liability                                                $ (4,760)  $ (10,053)  $  (9,519)
                                                                          =================================

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004. The Company is currently evaluating the impact of this new law on its operations and effective tax rate. In particular, the Company is evaluating the law's provisions relating to the phased-in deduction associated with pre-tax income from domestic production activities. This special deduction is 3% of qualifying income for years 2004 and 2005, 6% in years 2006 through 2009, and 9% thereafter.

10. NONCASH INVESTING AND FINANCING ACTIVITIES

The Company recognized a reduction in recourse and non-recourse notes payable (Note 6) associated with its direct finance and operating lease activities from payments made directly by customers to third-party lenders amounting to $14,287,124, $30,067,365 and $23,748,131 for the years ended March 31, 2003,
2004, and 2005, respectively. In addition, the Company realized a reduction in recourse and non-recourse notes payable from the sale of the associated assets and liabilities amounting to $12,453,541, $4,218,748 and $1,668,369 for the years ended March 31, 2003, 2004, and 2005 respectively.

11. BENEFIT AND STOCK OPTION PLANS

The Company provides its employees with contributory 401(k) profit sharing plans. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Full vesting in the plans vary from after the fourth to the sixth consecutive year of plan participation. Employer contribution percentages are determined by the Company and are discretionary each year. The Company's expense for the plans was $235,394, $247,040 and $212,310 for the years ended March 31, 2003, 2004 and
2005, respectively.

The Company has established a stock incentive program (the "Master Stock Incentive Plan") to provide an opportunity for directors, executive officers, independent contractors, key employees, and other employees of the Company to participate in the ownership of the Company. The Master Stock Incentive Plan provides for awards to eligible directors, employees, and independent contractors of the Company, of a broad variety of stock-based compensation alternatives under a series of component plans. These component plans include tax advantaged incentive stock options for employees under the Incentive Stock Option Plan, formula length of service based nonqualified options to non-employee directors under the Outside Director Stock Plan, nonqualified stock options under the Nonqualified Stock Option Plan, a program for employee purchase of Common Stock of the Company at 85% of the fair market value under a tax advantaged Employee Stock Purchase Plan approved by the Board of Directors and effective September 16, 1998 and which ended December 31, 2002, as well as other restrictive stock and performance-based stock awards and programs which may be established by the Board of Directors. The number that may be subject to options granted under the Incentive Stock Option Plan is capped at a maximum of 3,000,000 shares. As of March 31, 2005, a total of 2,716,659 shares of common stock have been reserved for issuance upon exercise of options granted under the Plan, which encompasses the following component plans:

     a) the Incentive Stock Option Plan ("ISO Plan"), under which 2,259,154 options are outstanding or have been exercised as of March 31, 2005;

     b) the Nonqualified Stock Option Plan ("Nonqualified Plan"), under which 260,000 options are outstanding as of March 31, 2005;

     c) the Outside Director Stock Option Plan ("Outside Director Plan"), under which 53,707 are outstanding or have been exercised as of March 31, 2005;

     d) the Employee Stock Purchase Plan ("ESPP") under which 143,798 shares have been issued as of March 31, 2005.

The exercise price of options granted under the Master Stock Incentive Plan is equivalent to the fair market value of the Company's stock on the date of grant, or, in the case of the ESPP, not less than 85% of the lowest fair market value of the Company's stock during the purchase period, which is generally six months. Options granted under the plan have various vesting schedules with vesting periods ranging from one to five years. The weighted average fair value of options granted during the years ended March 31, 2003, 2004 and 2005 was $3.11, $5.26 and $5.82 per share respectively.

A summary of stock option activity during the three years ended March 31, 2005 is as follows:

                                                                                   Weighted Average
                                         Number of Shares   Exercise Price Range    Exercise Price
                                        ------------------ ---------------------- ------------------
         Outstanding, April 1, 2002             2,180,585
                Options granted                    77,000      $6.23 - $6.97      $            6.91
                Options exercised                 (39,850)     $6.24 - $9.00      $            6.85
                Options forfeited                (216,547)    $6.24 - $17.38      $           10.35
                                        ------------------
         Outstanding, March 31, 2003            2,001,188
                                        ==================
         Exercisable, March 31, 2003            1,450,718
                                        ==================

         Outstanding, April 1, 2003             2,001,188
                Options granted                    78,000     $7.14 - $15.25      $           10.10
                Options exercised                (177,957)    $6.24 - $12.25      $            8.06
                Options forfeited                (114,999)    $6.86 - $17.38      $            9.19
                                        ------------------
         Outstanding, March 31, 2004            1,786,232
                                        ==================
         Exercisable, March 31, 2004            1,514,557
                                        ==================

         Outstanding, April 1, 2004             1,786,232
                Options granted                   490,000    $10.75 - $11.96      $           10.95
                Options exercised                 (89,300)    $6.24 - $13.00      $            7.32
                Options forfeited                 (20,750)    $6.86 - $17.38      $           12.26
                                        ------------------
         Outstanding, March 31, 2005            2,166,182
                                        ==================
         Exercisable, March 31, 2005            1,648,382
                                        ==================

Additional information regarding options outstanding as of March 31, 2005 is as follows:

                      Options Outstanding                                 Options Exercisable
---------------------------------------------------------- ----------------------------------------
                    Weighted Average
       Number          Remaining         Weighted Average                         Weighted Average
    Outstanding     Contractual Life      Exercise Price      Number Exercisable   Exercise Price
---------------------------------------------------------- ----------------------------------------
      2,166,182         5.2 years              $11.70                1,648,382           $9.34

Effective April 1, 1996, the Company adopted SFAS No. 123, as amended by SFAS No. 148. The Company has the option of either (1) continuing to account for stock-based employee compensation plans in accordance with the guidelines established by APB Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the disclosures required under SFAS No. 123, or (2) adopting SFAS No. 123 accounting for all employee and non-employee stock compensation arrangements. The Company opted to continue to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

                                                Year Ended March 31,
                                        2003           2004           2005
                                    -------------- -------------- --------------
Net earnings, as reported           $   9,712,709  $  10,153,741  $  25,287,623
Stock-based compensation expense       (3,665,698)    (2,593,793)    (1,145,665)
                                    -------------- -------------- --------------
Net earnings, pro forma             $   6,047,011  $   7,559,948  $  24,141,958
                                    ============== ============== ==============

Basic earnings per share, as reported       $0.97          $1.09          $2.84
Basic earnings per share, pro forma         $0.60          $0.81          $2.71
Diluted earnings per share, as reported     $0.96          $1.02          $2.68
Diluted earnings per share, pro forma       $0.60          $0.76          $2.56

Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option pricing models that require a number of subjective assumptions. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           For the Year Ended March 31,
                                                            2003       2004       2005
                                                         ---------- ---------- ----------
Options granted under the Incentive Stock Option Plan:
          Expected life of option                          5 years    5 years    5 years
          Expected stock price volatility                   46.02%     39.76%     59.49%
          Expected dividend yield                               0%         0%         0%
          Risk-free interest rate                            3.96%      3.02%      3.55%

During the years ended March 31, 2003, 2004 and 2005, no options were granted under the Nonqualified Stock Option Plan or the Outside Director Stock Option Plan.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                           As of March 31, 2004            As of March 31, 2005
                                      Carrying Amount   Fair Value    Carrying Amount   Fair Value
                                                              (In Thousands)
                                     ----------------- ------------  ----------------- ------------
Assets:
     Cash and cash equivalents       $         25,155  $    25,155   $         38,852  $    38,852

Liabilities:
     Non-recourse notes payable               117,857      117,818            114,839      114,760
     Recourse notes payable                         6            6              6,265        6,265

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

                                                 Financing        Technology Sales
                                               Business  Unit       Business Unit         Total
                                              ----------------   -----------------   --------------
Twelve months ended March 31, 2003
Sales of product                              $     2,007,743    $    226,762,223    $ 228,769,966
Sales of leased equipment                           6,095,830                  -         6,095,830
Lease revenues                                     50,520,293                  -        50,520,293
Fee and other income                               10,190,392           4,069,665       14,260,057
                                              ----------------   -----------------   --------------
      Total Revenues                               68,814,258         230,831,888      299,646,146
Cost of sales                                       9,391,356         197,777,433      207,168,789
Direct lease costs                                  6,582,409                  -         6,582,409
Selling, general and administrative expenses       26,848,899          34,265,407       61,114,306
                                              ----------------   -----------------   --------------
Segment earnings                                   25,991,594          (1,210,953)      24,780,641
Interest expense                                    7,832,220             476,162        8,308,382
                                              ----------------   -----------------   --------------
      Earnings (loss) before income taxes     $    18,159,374    $     (1,687,114)   $  16,472,260
                                              ================   =================   ==============
Assets                                        $   226,238,171    $     52,702,515    $ 278,940,686
                                              ================   =================   ==============

Twelve months ended March 31, 2004
Sales of product                              $     3,321,050    $    264,577,887    $ 267,898,937
Sales of leased equipment                                  -                   -                -
Lease revenues                                     51,253,518                  -        51,253,518
Fee and other income                                4,589,846           6,815,187       11,405,033
                                              ----------------   -----------------   --------------
      Total Revenues                               59,164,414         271,393,074      330,557,488
Cost of sales                                       2,822,985         233,460,365      236,283,350
Direct lease costs                                 10,560,586                  -        10,560,586
Selling, general and administrative expenses       22,874,439          36,782,311       59,656,750
                                              ----------------   -----------------   --------------
Segment earnings                                   22,906,404           1,150,398       24,056,802
Interest expense                                    6,692,271             154,801        6,847,072
                                              ----------------   -----------------   --------------
      Earnings (loss) before income taxes     $    16,214,133    $        995,597    $  17,209,730
                                              ================   =================   ==============
Assets                                        $   238,631,864    $     55,570,227    $ 294,202,091
                                              ================   =================   ==============

Twelve months ended March 31, 2005
Sales of product                              $     3,738,045    $    477,232,037    $ 480,970,082
Sales of leased equipment                                  -                   -                -
Lease revenues                                     46,343,797                  -        46,343,797
Fee and other income                                2,471,872          46,012,771       48,484,643
                                              ----------------   -----------------   --------------
      Total Revenues                               52,553,714         523,244,808      575,798,522
Cost of sales                                       3,569,825         429,204,364      432,774,189
Direct lease costs                                 11,508,820                  -        11,508,820
Selling, general and administrative expenses       21,983,667          60,544,630       82,528,297
                                              ----------------   -----------------   --------------
Segment earnings                                   15,491,402          33,495,814       48,987,216
Interest expense                                    5,450,537             530,517        5,981,054
                                              ----------------   -----------------   --------------
      Earnings before income taxes            $    10,040,865    $     32,965,297    $  43,006,162
                                              ================   =================   ==============
Assets                                        $   255,776,519    $    104,963,930    $ 360,740,449
                                              ================   =================   ==============

14. QUARTERLY DATA - UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts). Adjustments reflect the reclassification of certain prior period amounts to conform to current period presentation.

                                                     First Quarter                      Second Quarter
                                          Previously               Adjusted   Previously                Adjusted
                                          Reported   Adjustments   Amount     Reported   Adjustments    Amount
                                          --------- ------------- ---------   --------- -------------- ---------
Year Ended March 31, 2004
Sales                                     $ 65,296    $     (3)   $ 65,293    $ 70,380  $        -     $ 70,380
Total Revenues                              79,868         (34)     79,834      85,637           -       85,637
Cost of Sales                               57,512          (4)     57,508      62,364           -       62,364
Total Costs and Expenses                    76,086         (33)     76,053      81,071           -       81,071
Earnings before provision for income
  taxes                                      3,781          -        3,781       4,566           -        4,566
Provision for income taxes                   1,478          -        1,478       1,861           -        1,861
Net earnings                                 2,303          -        2,303       2,705           -        2,705
                                          ========= ============= =========   ========= ============== =========
Net earnings per common share-Basic (1)   $   0.24                $   0.24    $   0.29                 $   0.29
                                          ========= ============= =========   ========= ============== =========
Net earnings per common share-Diluted (1) $   0.24                $   0.24    $   0.27                 $   0.27
                                          ========= ============= =========   ========= ============== =========

Year Ended March 31, 2005
Sales                                     $ 91,969  $       -     $ 91,969    $138,065  $        -     $138,065
Total Revenues                             106,699          -      106,699     153,186           -      153,186
Cost of Sales                               82,161          -       82,161     123,343           -      123,343
Total Costs and Expenses                   103,012          -      103,012     149,702           -      149,702
Earnings before provision for income
  taxes                                      3,686          -        3,686       3,484           -        3,484
Provision for income taxes                   1,511          -        1,511       1,428           -        1,428
Net earnings                                 2,175          -        2,175       2,055           -        2,055
                                          ========= ============= =========   ========= ============== =========
Net earnings per common share-Basic (1)   $   0.24                $   0.24    $   0.23                 $   0.23
                                          ========= ============= =========   ========= ============== =========
Net earnings per common share-Diluted (1) $   0.23                $   0.23    $   0.22                 $   0.22
                                          ========= ============= =========   ========= ============== =========

                                                    Third Quarter                      Fourth Quarter
                                          Previously              Adjusted    Previously               Adjusted
                                          Reported   Adjustments   Amount     Reported   Adjustments   Amount
                                          --------- ------------- ---------   --------- -------------- ---------
Year Ended March 31, 2004
Sales                                     $ 63,325  $       -     $ 63,325    $ 68,901  $        -     $ 68,901
Total Revenues                              79,800          -       79,800      85,286           -       85,286
Cost of Sales                               55,763          -       55,763      60,648           -       60,648
Total Costs and Expenses                    75,478          -       75,478      80,746           -       80,746
Earnings before provision for income
  taxes                                      4,323          -        4,323       4,540           -        4,540
Provision for income taxes                   1,729          -        1,729       1,988           -        1,988
Net earnings                                 2,594          -        2,594       2,552           -        2,552
                                          ========= ============= =========   ========= ============== =========
Net earnings per common share-Basic (1)   $   0.28                $   0.28    $   0.28                 $   0.28
                                          ========= ============= =========   ========= ============== =========
Net earnings per common share-Diluted (1) $   0.26                $   0.26    $   0.26                 $   0.26
                                          ========= ============= =========   ========= ============== =========

Year Ended March 31, 2005
Sales                                     $133,729  $       -     $133,729    $117,208  $        -     $117,208
Total Revenues                             147,650          -      147,650     168,264           -      168,264
Cost of Sales                              120,893          -      120,893     106,378           -      106,378
Total Costs and Expenses                   144,912          -      144,912     135,166           -      135,166
Earnings before provision for income
  taxes                                      2,738          -        2,738      33,098           -       33,098
Provision for income taxes                   1,123          -        1,123      13,656           -       13,656
Net earnings                                 1,616          -        1,616      19,442           -       19,442
                                          ========= ============= =========   ========= ============== =========
Net earnings per common share-Basic (1)   $   0.18                $   0.18    $   2.21                 $   2.21
                                          ========= ============= =========   ========= ============== =========
Net earnings per common share-Diluted (1) $   0.17                $   0.17    $   2.06                 $   2.06
                                          ========= ============= =========   ========= ============== =========

(1) The sum of  quarterly  amounts  may  not  equal  the  annual  amount  due to quarterly  calculations   being
    based  on  varying   weighted  average  shares outstanding.

15. LEGAL SETTLEMENT

On February 7, 2005 Ariba, Inc. was found liable by a jury for willfully infringing three U.S. patents held by the Company. On February 12, 2005, the Company settled the patent-infringement suit through a mutual settlement and license agreement ("the Agreement"). The Agreement provided that the Company receive, by March 31, 2005, a total of $37 million for the license of its patents. The following table shows the line items on the Statement of Earnings that were impacted by the settlement in the quarter ended March 31, 2005.

Fee and other income                          $  37,000,000
Professional and other fees                      (3,060,792)
Salaries and benefits                              (908,000)
                                              --------------
Net amount realized before income taxes       $  33,031,208
                                              ==============

The increase in salaries and benefits was due to performance bonuses awarded to employees as a result of the settlement proceedings.

16. ACQUISITION

On May 28, 2004, ePlus purchased certain assets and assumed certain liabilities of Manchester Technologies, Inc. for total consideration of $7.0 million. The purchase was made by ePlus Technology, inc., a wholly-owned subsidiary of ePlus inc. The purchase price included $5.0 million in cash and the assumption of certain liabilities of approximately $2.0 million. Approximately 125 former Manchester Technologies, Inc. personnel were hired by ePlus as part of the transaction and are located in three established offices in metropolitan New York, South Florida and Baltimore.

The acquisition is being accounted for using the purchase method of accounting in accordance with the Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), whereby the total cost of the acquisition has been allocated to tangible and intangible assets acquired and the liabilities assumed based upon their fair values at the effective date of the acquisition. During the quarter ended March 31, 2005, the allocation was completed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable                                              $  939
Property and equipment                                               91
Other assets                                                         41
Other assets - intangible                                            94
Goodwill                                                          5,882
Accrued expenses and other liabilities                           (2,047)
                                                                 -------
Cash paid                                                        $5,000
                                                                 =======

The following table reflects the results of the Company's operations on a pro-forma basis (unaudited) as if the acquisition had been completed on April 1, 2003 (in thousands, except for per-share data):

                                                         Pro Forma (Unaudited)
                                                          Year Ended March 31,
                                                          2004           2005
                                                       -----------   -----------

Operating revenue                                      $  449,466    $  601,605

Net income                                                 12,069        25,010
Net earnings per share - Basic                              $1.29         $2.81
Net earnings per share - Diluted                            $1.21         $2.65

Weighted average shares outstanding - Basic             9,332,324     8,898,112

Weighted average shares outstanding - Diluted           9,976,458     9,433,250

The pro-forma financial information (unaudited) is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they indicative of future results.

SCHEDULE II

                                           ePlus inc. AND SUBSIDIARIES

                                        VALUATION AND QUALIFYING ACCOUNTS
                              For the years ended March 31, 2003, 2004, and 2005
                                               (In Thousands)

                                                     Additions                Deductions
                                          ------------------------------------------------
                           Balance at      (1) Charged to     Charged                        Balance at
                          beginning of       costs and        to other                         end of
      Description            period           expenses        accounts        Write-offs       period
2005 Allowance for
doubtful accounts
and credit loss            $ 4,730          $ 1,131            ($  350)        ($  496)        $ 5,015

2004 Allowance for
doubtful accounts
and credit loss            $ 6,753          $    47            ($   12)        ($2,058)        $ 4,730

2003 Allowance for
doubtful accounts
and credit loss            $ 6,771          $   616            ($  494)        ($  140)        $ 6,753