Form 10-Q
period 2005-06-30
EPLUS INC
filed 2005-08-15
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding as of August 8, 2005, was 8,469,792.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES


Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed Consolidated Balance Sheets as of March 31, 2005 and June 30, 2005                      2

                  Condensed Consolidated Statements of Earnings, Three Months Ended June 30, 2004 and 2005          3

                  Condensed Consolidated Statements of Cash Flows, Three Months Ended June 30, 2004 and 2005        4

                  Notes to Condensed Consolidated Financial Statements                                              6

         Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition            11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       21

         Item 4.  Controls and Procedures                                                                          21


Part II. Other Information:

         Item 1.  Legal Proceedings                                                                                22

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                      22

         Item 3.  Defaults Upon Senior Securities                                                                  22

         Item 4.  Submission of Matters to a Vote of Security Holders                                              22

         Item 5.  Other Information                                                                                22

         Item 6.  Exhibits                                                                                         23

Signatures                                                                                                         24

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                                                         As of March 31, 2005    As of June 30, 2005
                                                                        ----------------------  ---------------------
ASSETS

Cash and cash equivalents                                               $         38,851,714    $         22,233,273
Accounts receivable, net of allowance for doubtful accounts of
  $1,959,049 and $1,999,581 as of March 31, 2005 and  June 30,
  2005, respectively                                                              93,555,462             106,434,210
Notes receivable                                                                     114,708                 346,000
Inventories                                                                        2,116,855               2,966,353
Investment in leases and leased equipment - net                                  189,468,926             196,411,966
Property and equipment - net                                                       6,647,781               6,301,320
Other assets                                                                       3,859,791               3,539,028
Goodwill                                                                          26,125,212              26,125,212
                                                                        ----------------------  ---------------------
 TOTAL ASSETS                                                           $        360,740,449    $        364,357,362
                                                                        ======================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - equipment                                            $          8,965,022    $         13,078,093
Accounts payable - trade                                                          55,332,993              63,446,474
Salaries and commissions payable                                                     771,487                 654,687
Accrued expenses and other liabilities                                            32,945,931              21,486,614
Income taxes payable                                                                      -                  364,778
Recourse notes payable                                                             6,264,897               6,412,723
Non-recourse notes payable                                                       114,838,994             116,963,549
Deferred tax liability                                                             9,519,309               9,148,067
                                                                        ----------------------  ---------------------
Total Liabilities                                                                228,638,633             231,554,985


COMMITMENTS AND CONTINGENCIES (Note 8)                                                    -                       -

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
  none issued or outstanding                                                              -                       -
Common stock, $.01 par  value;  25,000,000 shares  authorized;
  10,807,392  issued  and 8,581,492  outstanding at  March 31,
  2005 and 10,810,592 issued and 8,529,692 outstanding at June
  30, 2005                                                              $            108,074    $            108,106
Additional paid-in capital                                                        65,181,862              65,218,009
Treasury stock, at cost, 2,225,900 and 2,280,900 shares, respectively            (22,887,881)            (23,510,131)
Retained earnings                                                                 89,499,096              90,796,229
Accumulated other comprehensive income -
  Foreign currency translation adjustment                                            200,665                 190,164
                                                                        ----------------------  ---------------------
Total Stockholders' Equity                                                       132,101,816             132,802,377
                                                                        ----------------------  ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $        360,740,449    $        364,357,362
                                                                        ======================  =====================

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                                        Three Months Ended
                                                                                              June 30,
                                                                                    2004                     2005
                                                                        ---------------------------------------------
REVENUES

Sales of product                                                        $         91,968,861    $        134,869,844
Lease revenues                                                                    12,155,741              11,294,197
Fee and other income                                                               2,574,131               3,639,760
                                                                        ---------------------------------------------
TOTAL REVENUES                                                                   106,698,733             149,803,801
                                                                        ---------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                            82,160,785             122,106,503
Direct lease costs                                                                 2,676,998               3,777,145
Professional and other fees                                                        1,764,765                 947,313
Salaries and benefits                                                             10,798,131              14,793,571
General and administrative expenses                                                4,219,475               4,461,489
Interest and financing costs                                                       1,392,137               1,537,725
                                                                        ---------------------------------------------
TOTAL COSTS AND EXPENSES                                                         103,012,291             147,623,746
                                                                        ---------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                         3,686,442               2,180,055
                                                                        ---------------------------------------------

PROVISION FOR INCOME TAXES                                                         1,511,441                 882,922
                                                                        ---------------------------------------------

NET EARNINGS                                                            $          2,175,001    $          1,297,133
                                                                        =============================================

NET EARNINGS PER COMMON SHARE - BASIC                                   $               0.24    $               0.15
                                                                        =============================================

NET EARNINGS PER COMMON SHARE - DILUTED                                 $               0.23    $               0.14
                                                                        =============================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                        8,921,590               8,545,744
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                      9,407,252               9,042,438

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                        Three Months Ended
                                                                                              June 30,
                                                                                    2004                     2005
                                                                        ---------------------------------------------
Cash Flows From Operating Activities:
   Net earnings                                                         $          2,175,001    $          1,297,133
   Adjustments to reconcile net earnings to net cash used in
     operating activities:
        Depreciation and amortization                                              3,293,081               3,989,151
        Provision for credit losses                                                 (196,330)                (40,006)
        Tax benefit of stock options exercised                                            -                    4,782
        Deferred taxes                                                               193,104                (371,242)
        Gain on sale of operating lease equipment                                   (206,699)               (115,797)
        Payments from lessees directly to lenders                                 (1,000,711)             (1,424,588)
        (Gain) loss on disposal of property and equipment                             (4,306)                  6,436
        Changes in:
          Accounts receivable                                                    (18,305,032)            (12,838,742)
          Notes receivable                                                           (34,109)               (231,292)
          Inventories                                                             (2,691,015)               (849,498)
          Investment in leases and leased equipment-net                            1,857,269               1,751,280
          Other assets                                                              (310,217)                320,763
          Accounts payable - equipment                                            (1,016,838)              4,113,071
          Accounts payable - trade                                                10,143,642               8,113,481
          Salaries and commissions payable, accrued expenses and
            other liabilities                                                      4,084,882             (11,211,339)
                                                                        ---------------------------------------------
                  Net cash used in operating activities                           (2,018,278)             (7,486,407)
                                                                        ---------------------------------------------

Cash Flows From Investing Activities:
   Proceeds from sale of operating lease equipment                                   340,719                 380,563
   Purchases of operating lease equipment                                         (4,890,867)            (12,206,388)
   Proceeds from sale of property and equipment                                           -                   44,205
   Purchases of property and equipment                                              (352,128)               (524,918)
   Cash used in acquisitions, net of cash acquired                                (5,000,000)                     -
                                                                        ---------------------------------------------
                  Net cash used in investing activities                           (9,902,276)            (12,306,538)
                                                                        ---------------------------------------------

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

                                                                                    2004                     2005
                                                                        ---------------------------------------------
Cash Flows From Financing Activities:
     Borrowings:
       Non-recourse                                                     $          2,917,525    $         17,164,171
     Repayments:
       Non-recourse                                                               (9,394,540)            (13,536,139)
     Purchase of treasury stock                                                     (492,552)               (622,250)
     Proceeds from issuance of capital stock, net of expenses                        105,954                  31,397
     Net borrowings from lines of credit                                           2,397,971                 147,826
                                                                        ---------------------------------------------
                  Net cash provided by (used in) financing activities             (4,465,642)              3,185,005
                                                                        ---------------------------------------------

Effect of Exchange Rate Changes on Cash                                              (13,286)                (10,501)
                                                                        ---------------------------------------------
Net Decrease in Cash and Cash Equivalents                                        (16,399,482)            (16,618,441)

Cash and Cash Equivalents, Beginning of Period                                    25,155,011              38,851,714
                                                                        ---------------------------------------------

Cash and Cash Equivalents, End of Period                                $          8,755,529    $         22,233,273
                                                                        =============================================

Supplemental Disclosures of Cash Flow Information:
       Cash paid for interest                                           $            763,834    $            690,864
                                                                        =============================================
       Cash paid for income taxes                                       $            218,922    $            723,238
                                                                        =============================================

See Notes To Condensed Consolidated Financial Statements.

                           ePlus inc. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. RECLASSIFICATION OF CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS

Based on concerns raised by the staff of the Securities and Exchange Commission ("SEC") in guidance posted on the SEC website on February 15, 2005 concerning the previous presentation of the cash flow effects of long-term customer receivables, including sales-type lease receivables, management has determined it is appropriate to change the classification of all cash flows related to our direct financing and sales-type lease transactions within the condensed consolidated statements of cash flows. When we finance equipment relating to direct financing and sales-type lease transactions, generally no cash is initially received from the customer and, therefore, the transaction is recorded as an investment in lease receivables. Increases in investment in lease receivables due to new transactions and decreases due to cash payments are both reflected in operating activities. All intercompany transactions have been eliminated and, therefore, there are no intercompany cash flows reflected in the condensed consolidated statements of cash flows. Historically, we classified the cash flows from direct financing and sales-type leases as investing activities in the condensed consolidated statement of cash flows. We are now classifying these cash flows as operating activities in the condensed consolidated statements of cash flows. Therefore, no cash amounts related to direct financing or sales-type leases are classified as investing activities. The condensed consolidated statement of cash flows has been adjusted to reflect the reclassification of these cash flows from investing activities as follows:

                                                                                  Three Months Ended June 30, 2004
                                                                                As Previously
                                                                                  Reported            As Restated
                                                                        ---------------------------------------------
Cash Flows From Operating Activities:
     Decrease in investment in leases and leased equipment - net        $                 -     $          1,857,269
     Write-off of non-recourse debt                                                 (402,217)                     -
     Gain on sale of operating lease equipment                                            -                 (206,699)
     Net cash used in operating activities                                        (4,071,065)             (2,018,278)

Cash Flows From Investing Activities:
     Decrease in investment in direct financing and sales-type leases              2,259,486                      -
     Proceeds from sale of operating equipment                                       134,020                 340,719
     Net cash used in investing activities                                        (7,849,489)             (9,902,276)

2. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of ePlus inc. and subsidiaries included herein have been prepared by us, pursuant to the rules and regulations of the SEC and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were normal, recurring accruals. Certain prior period amounts have been reclassified to conform to the current period's presentation.

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

For the quarters ended June 30, 2005 and 2004,  accumulated other  comprehensive
income  decreased  $10,501  and  $13,286,   respectively,   resulting  in  total
comprehensive income of $1,286,632 and $2,161,715, respectively.

These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the our Annual Report on Form 10-K for the year ended March 31, 2005. Operating results for the interim periods are not necessarily indicative of results for an entire year.

3. STOCK BASED COMPENSATION

As of June 30, 2005, we had three stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the  fair  value  recognition  provisions  of  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation:

                                                   Three Months Ended June 30,
                                                    2004                 2005
                                            ------------------------------------
Net earnings, as reported                   $   2,175,001         $   1,297,133
Stock based compensation expense                 (364,427)             (215,284)
                                            ------------------------------------
Net earnings, pro forma                     $   1,810,574         $   1,081,849
                                            ====================================

Basic earnings per share, as reported       $        0.24         $       0.15
Basic earnings per share, pro forma         $        0.20         $       0.13
Diluted earnings per share, as reported     $        0.23         $       0.14
Diluted earnings per share, pro forma       $        0.19         $       0.12



4. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                                As of
                                                                    March 31, 2005   June 30, 2005
                                                                         (In Thousands)
                                                             -------------------  ------------------
Investment in direct financing and sales-type leases-net     $        157,519     $        155,484
Investment in operating lease equipment - net                          31,950               40,928
                                                             -------------------  ------------------
Investments in leases and leased equipment - net             $        189,469     $        196,412
                                                             ===================  ==================

Our net investment in leases is collateral for non-recourse and recourse equipment notes, if any.

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

Our investment in direct financing and sales-type leases consists of the following:

                                                                               As of
                                                                   March 31, 2005  June 30, 2005
                                                                          (In Thousands)
                                                                 ---------------  ---------------
Minimum lease payments                                           $     151,139     $    149,008
Estimated unguaranteed residual value (1)                               23,794           23,229
Initial direct costs, net of amortization (2)                            1,850            1,841
Less:  Unearned lease income                                           (16,208)         (15,539)
       Reserve for credit losses                                        (3,056)          (3,055)
                                                                 ---------------  ---------------
Investment in direct finance and sales-type leases - net         $     157,519    $     155,484
                                                                 ===============  ===============

(1)   Includes estimated unguaranteed residual  values under  SFAS 140 of  $801,025  and $1,142,808 as of
      March 31, 2005 and June 30, 2005, respectively, of direct financing leases that were sold.
(2)   Initial direct costs are shown net of amortization of $2,387 and $2,375 at March 31, 2005 and  June
      30, 2005, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating lease equipment primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month status. The components of the net investment in operating lease equipment are as follows:
                                                               As of
                                                  March 31, 2005   June 30, 2005
                                                         (In Thousands)
                                                 -------------------------------
Cost of equipment under operating leases         $       45,453    $    55,294
Less:  Accumulated depreciation and amortization        (13,503)       (14,366)
                                                 ----------------  -------------
Investment in operating lease equipment - net    $       31,950    $    40,928
                                                 ================  =============

5. PROVISION FOR CREDIT LOSSES

As of March 31 and June 30, 2005, our provisions for credit losses were $5,014,905 and $5,054,911 respectively. Our provisions for credit losses are segregated between our accounts receivable and our lease assets as follows (in thousands):

                            Accounts      Investment in Direct
                           Receivable       Financing Leases        Total
                          -------------  ----------------------  -----------
Balance April 1, 2004     $     1,584    $              3,146    $   4,730

Bad Debts Expense               1,131                      -         1,131
Recoveries                       (350)                     -          (350)
Write-offs and other             (406)                    (90)        (496)
                          -------------  ----------------------  -----------
Balance March 31, 2005          1,959                   3,056        5,015
                          -------------  ----------------------  -----------

Bad Debts Expense                 190                      -           190
Recoveries                        (98)                     -           (98)
Write-offs and other              (52)                     -           (52)
                          -------------  ----------------------  -----------
Balance June 30, 2005     $     1,999    $              3,056    $   5,055
                          =============  ======================  ===========

6. SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our traditional financing business unit and our technology sales business unit. The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The technology sales business unit sells information technology ("IT") equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply-chain-management solutions for information technology and other operating resources. We evaluate segment performance on the basis of segment net earnings.

Both segments utilize our proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit. Service fees generated by our proprietary software and services are also included in the technology sales business unit.

The accounting policies of the financing and technology sales business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies," in our 2005 Form 10-K. Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, and asset utilization, depending on the type of expense.

                                                 Financing      Technology Sales
                                               Business Unit      Business Unit         Total
                                              ---------------  ------------------  ---------------
Three months ended June 30, 2004
Sales of product                              $    1,196,726   $      90,772,135   $   91,968,861
Lease revenues                                    12,155,741                  -        12,155,741
Fee and other income                                 951,859           1,622,272        2,574,131
                                              ---------------  ------------------  ---------------
    Total revenues                                14,304,326          92,394,407      106,698,733
Cost of sales                                        865,483          81,295,302       82,160,785
Direct lease costs                                 2,676,998                  -         2,676,998
Selling, general and administrative expenses       5,439,188          11,343,183       16,782,371
                                              ---------------  ------------------  ---------------
Segment earnings (loss)                            5,322,657            (244,078)       5,078,579
Interest expense                                   1,354,101              38,036        1,392,137
                                              ---------------  ------------------  ---------------
    Earnings (loss) before income taxes       $    3,968,556   $        (282,114)  $    3,686,442
                                              ===============  ==================  ===============
Assets                                        $  208,683,058   $      89,962,939   $  298,645,997
                                              ===============  ==================  ===============

Three months ended June 30, 2005
Sales of product                              $      702,651   $     134,167,193   $  134,869,844
Lease revenues                                    11,294,197                  -        11,294,197
Fee and other income                                 485,559           3,154,201        3,639,760
                                              ---------------  ------------------  ---------------
    Total revenues                                12,482,407         137,321,394      149,803,801
Cost of sales                                        752,991         121,353,512      122,106,503
Direct lease costs                                 3,777,145                  -         3,777,145
Selling, general and administrative expenses       5,220,653          14,981,720       20,202,373
                                              ---------------  ------------------  ---------------
Segment earnings                                   2,731,618             986,162        3,717,780
Interest expense                                   1,495,630              42,095        1,537,725
                                              ---------------  ------------------  ---------------
       Earnings before income taxes           $    1,235,988   $         944,067   $    2,180,055
                                              ===============  ==================  ===============
Assets                                        $  262,380,894   $     101,976,468   $  364,357,362
                                              ===============  ==================  ===============

                                       9

7. EARNINGS PER SHARE

The weighted average number of common shares used in determining basic and diluted net income per share for the three months ended June 30, 2004 and 2005 are as follows:


                                                 Three Months Ended
                                                      June 30,
                                             2004                 2005
                                       -----------------    -----------------
Basic common shares outstanding               8,921,590            8,545,744
Common stock equivalents                        485,662              496,694
                                       -----------------    -----------------
Diluted common shares outstanding             9,407,252            9,042,438
                                       =================    =================


8. COMMITMENTS AND CONTINGENCIES

We are engaged in ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, it is management's opinion that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.


9. RELATED PARTIES

On December 23, 2004, ePlus inc. entered into an office lease agreement with Norton Building 1, LLC, the Landlord, pursuant to which we lease 50,322 square feet for use as our principal headquarters. The property is located at 13595 Dulles Technology Drive, Herndon, Virginia. The term of the lease is for five years with one five-year renewal option. The annual rent is $19.50 per square foot for the first year, with a rent escalation of three percent per year for each year thereafter. Phillip G. Norton is the Trustee of Norton Building 1, LLC and is Chairman of the Board, President, and Chief Executive Officer of ePlus inc. The lease is at or below market taking into consideration the rental charges and the ability to terminate the lease. For the three months ended June 30, 2005, rent expense paid to the Landlord was $219,263.

During the quarter ended June 30, 2005, we reimbursed the Landlord for certain construction costs in the amount of $280,163, which will be amortized over the lease term.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of this report, and our 2005 Form 10-K.

Overview

Certain statements contained herein are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of, our services, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting our business that are beyond our control. We undertake no obligation and do not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances. See "Factors That May Affect Future Operating Results."

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

We have expanded our product and service offerings under the Enterprise Cost Management ("eECM") model which represents the continued evolution of our original implementation of ePlus e-commerce products entitled ePlusSuite. Our eECM model is our framework for combining IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services. Our current operations consist of traditional financing and technology sales. The financing business unit generates revenue by offering lease-financing solutions to corporations and governmental entities nationwide. These revenues are primarily made up of lease revenues and sales of products under eECM. Our technology sales business unit generates revenue from the sale of IT equipment and software and related services to corporations and governmental entities nationwide. These revenues primarily consist of sales of products under eECM.

Our total sales and marketing staff at our 33 locations in the United States consisted of 203 people as of June 30, 2005.

On May 28, 2004, we purchased certain assets and assumed certain liabilities of Manchester Technologies, Inc. The acquisition added to our IT reseller and professional services business. Approximately 125 former Manchester Technologies, Inc. personnel have been hired by ePlus as part of the transaction and are located in four established offices, two in metropolitan New York, one in South Florida and one in Baltimore. These IT reseller activities and services, and the associated expenses with this business acquisition have substantially increased our expenses, and the ability to sell these products and services is expected to fluctuate depending on the customer demand for these products and services, which to date is still unproven. The products and services from this acquisition are included in our technology sales business unit segment, and are combined with our other sales of IT products and services.

As a result of all our acquisitions and changes in the number of sales locations, our historical results of operations and financial position may not be indicative of our future performance over time.

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

SOFTWARE SALES AND RELATED COSTS. Revenue from sales of procurement software is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions." We recognize revenue when all the following criteria exist: there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by us related to services essential to the functionality of the software remain with regard to implementation, the sales price is determinable, and it is probable that collection will occur. Our accounting policy requires that revenue earned and related costs incurred on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue related to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

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

SALES OF LEASED EQUIPMENT. Sales of leased equipment consists of sales of equipment subject to an existing lease, under which we are the lessor, including any underlying financing related to the lease. Sales of equipment subject to an existing lease are recognized when constructive title passes to the purchaser.

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

OPERATING LEASES. All leases that do not meet the criteria to be classified as direct financing or sales-type leases are accounted for as operating leases. Rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. Our cost of the leased equipment is recorded on the balance sheet as investment in leases and leased equipment and is depreciated on a straight-line basis over the lease term to our estimate of residual value. Revenue, depreciation expense, and the resulting profit for operating leases are recorded on a straight-line basis over the life of the lease.

Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct financing and sales-type leases. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to our estimate of residual value. For the periods subsequent to the lease term, where collectibility is certain, revenue is recognized on an accrual basis. Where collectibility is not reasonably assured, revenue is recognized upon receipt of payment from the lessee.

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

We evaluate residual values on a quarterly basis and record any required changes in accordance with SFAS No. 13, paragraph 17.d., in which impairments of residual value, other than temporary, are recorded in the period in which the impairment is determined. Residual values are affected by equipment supply and demand and by new product announcements by manufacturers. In accordance with accounting principles generally accepted in the United States of America, residual value estimates are adjusted downward when such assets are impaired.

We seek to realize the estimated  residual value at lease  termination  through:
(1) renewal or extension of the original lease; (2) sale of the equipment either to the lessee or on the secondary market; or (3) lease of the equipment to a new customer. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in sales of product and cost of sales, product when title is transferred to the buyer.

INITIAL DIRECT COSTS. Initial direct costs related to the origination of direct financing or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

OTHER SOURCES OF REVENUE. Amounts charged for hosting arrangements in which the customer accesses the programs from an ePlus-hosted site and does not have possession, and for Procure+, our e-procurement software package, are recognized as services are rendered. Amounts charged for Manage+, our asset management software service, are recognized on a straight-line basis over the period the services are provided. Fee and other income also results from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers in the IT Technology business unit; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income. These revenues are included in fee and other income in our consolidated statements of earnings.

RESERVE FOR CREDIT LOSSES. The reserve for credit losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis).

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. We have capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in our condensed consolidated balance sheets as a component of property and equipment - net. Capitalized costs, net of amortization, totaled $1,249,864 and $1,232,332 as of March 31, 2005 and June 30, 2005, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in our condensed consolidated balance sheets as a component of other assets. We had $559,319 and $473,784 of capitalized costs, net of amortization, as of March 31, 2005 and June 30, 2005, respectively.


RESULTS OF OPERATIONS - Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total revenues generated by us during the three-month period ended June 30, 2005 were $149,803,801 compared to revenues of $106,698,733 during the comparable period in the prior fiscal year, an increase of 40.4%. The increase is primarily the result of increased sales of product. Our revenues are composed of sales, lease, and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS."

Sales of product are generated primarily through our technology sales business unit subsidiaries. In addition, sales of product represented 90.0% and 86.2% of total revenue for the three months ended June 30, 2005 and 2004, respectively. Sales of product increased 46.7% to $134,869,844 during the current period compared to $91,968,861 generated during the comparable period in the prior fiscal year. The increase was a result of higher demand for our products from our existing customers in our technology sales business unit subsidiaries and by the acquisition of the customer base from Manchester Technologies, Inc. Included in the sales of product in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. We realized a gross margin on sales of product of 9.5% and 10.7% for the three-month periods ended June 30, 2005 and 2004, respectively. Our gross margin on sales of product is affected by the mix and volume of products sold. The decline in gross margin is attributable to purchases made by several large volume customers and a general increase in competition.

Our lease revenues decreased 7.1% to $11,294,197 for the three months ended June 30, 2005 compared with the corresponding period in the prior fiscal year. This decrease was due in part to the reduction in sales of leases due to a decrease in activity in government-related leases.

For the three months ended June 30, 2005, fee and other income increased 41.4% over the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation, and interest income. The current period increase in fee and other income is attributable to an increase due to fees from new software and service engagements, agent fees, and interest income. Our fee and other income include earnings from certain transactions that are in our normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

For the three months ended June 30, 2005, cost of sales, product increased 48.6% to $122,106,503 from $82,160,785 in the comparable period in the prior year. This is primarily attributable to an increase in customer demand for IT products, categorized as sales of product, of 46.7% from our existing customer base and from customers obtained through recent acquisitions.

Our direct lease costs increased 41.1% during the three-month period ended June 30, 2005 as compared to the same period in the prior fiscal year. The increase is the result of an increase in operating lease depreciation due to a 32% increase in our operating lease portfolio.

The decrease in professional and other fees of 46.3%, or $817,452, for the current period over the comparable period in the prior fiscal year, was primarily the result of a decrease in fees that we paid to Manchester Technologies, Inc. for services rendered by people that were subsequently hired and a decrease in legal and broker fees.

Salaries and benefits expenses increased 37.0% during the three-month period ended June 30, 2005 over the same period in the prior year. Salaries and benefits expense increased due to a combination of a 13.6% increase in employees, due in part to the acquisition of Manchester Technologies, Inc., higher sales commissions attributed to higher sales volume, and a normal increase in payroll and benefit expenses. We employed 651 people as of June 30, 2005 as compared to 573 people at June 30, 2004.

Our general and administrative expenses increased 5.7% to $4,461,489 during the three months ended June 30, 2005, as compared to the same period in the prior fiscal year. Such increase is largely due to a higher sales volume and an increase in the number of offices and employees, resulting partly from the Manchester Technologies, Inc. acquisition.

Interest and financing costs incurred by us for the three months ended June 30, 2005 increased 10.5% due to a slight increase in new lease-related non-recourse debt and an increase in interest rates on non-recourse debt during the three months ended June 30, 2005, as compared to the same period in the prior fiscal year.

Our provision for income taxes decreased to $882,922 for the three months ended June 30, 2005 from $1,511,441 for the three months ended June 30, 2004, reflecting effective income tax rates of 40.5% and 41.0% respectively.

The foregoing resulted in a 40.4% decrease in net earnings for the three-month period ended June 30, 2005 as compared to the same period in the prior fiscal year. Basic and fully diluted earnings per common share were $0.15 and $0.14 for the three months ended June 30, 2005, respectively, as compared to $0.24 and $0.23 for the three months ended June 30, 2004, respectively. Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2005 were 8,545,744 and 9,042,438, respectively. For the three months ended June 30, 2004, the basic and diluted weighted average shares outstanding were 8,921,590 and 9,407,252, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended June 30, 2005, we used cash flows provided by operating activities of $7,486,407 and used cash flows from investing activities of $12,306,538. Cash flows provided by financing activities amounted to $3,185,005 during the same period. The effect of exchange rate changes during the period used cash flows of $10,501. The net effect of these cash flows was a net decrease in cash and cash equivalents of $16,618,441 during the three-month period. During the same period, our total assets increased $3,616,913 or 1.0%. The cash balance at June 30, 2005 was $22,233,273 as compared to $38,851,714 at March 31, 2005.

Based on concerns raised by the staff of the SEC in guidance posted on the SEC website on February 15, 2005 concerning the previous presentation of the cash flow effects of long-term customer receivables, including sales-type lease receivables, management has determined it is appropriate to change the classification of all cash flows related to our direct financing and sales-type lease transactions within the condensed consolidated statements of cash flows. Historically, we classified the cash flows from direct financing and sales-type leases as investing activities in the condensed consolidated statement of cash flows. We are now classifying these cash flows as operating activities in the condensed consolidated statements of cash flows. Therefore, no cash amounts related to direct financing or sales-type leases are classified as investing activities. In addition, in performing the reclassifications required by the SEC guidance above, we also discovered certain amounts relating to property and equipment, and operating leases which needed to be reclassified between operating and investing activities. This reclassification decreased net cash used in operating activities and increased net cash used in investing activities by $2,052,787.

Our debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by us for lease to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flow from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. During the three-month period ended June 30, 2005, our lease-related non-recourse debt portfolio increased 1.9% to $116,963,549.

Whenever possible and desirable, we arrange for equity investment financing which includes selling assets, including the residual portions, to third parties and financing the equity investment on a non-recourse basis. We generally retain customer control and operational services, and have minimal residual risk. We usually reserve the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed to return on its investment.

Our "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which we have not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of June 30, 2005, we had $13,078,093 of unpaid equipment cost, as compared to $8,965,022 at March 31, 2005.

Our "Accounts payable - trade" increased 14.7% from $55,332,993 at March 31, 2005 to $63,446,474 as of June 30, 2005, due to an increase in sales of product of 16.4% in our technology business unit for the three months ended June 30, 2005.

Our "Accrued expenses and other liabilities" includes deferred income, accrued salaries and benefits, and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of June 30, 2005, we had $21,486,614 of accrued expenses and other liabilities.

Working capital for our leasing business is provided through a $45,000,000 credit facility, which expires on July 21, 2006. Participating in this facility are Branch Banking and Trust Company ($15,000,000), Bank of America ($15,000,000) and National City Bank ($15,000,000), the agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to us and is secured by a blanket lien against all of our assets such as chattel paper (including leases), receivables, inventory, and equipment and including the common stock of all wholly-owned subsidiaries.

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company. Borrowings under the credit facility bear interest at London Interbank Offered Rates ("LIBOR") plus an applicable margin or, at our option, the Alternate Base Rate ("ABR") plus an applicable margin. The ABR is the higher of the Agent bank's prime rate or Federal Funds plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of June 30, 2005, we had an outstanding balance of $4.0 million on the facility.

In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. We were in compliance with these covenants as of June 30, 2005.

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

The respective floor plan facility credit limits and actual outstanding balances were as follows:

                                Credit Limit at     Balance as of      Credit Limit at      Balance as of
Floor Plan Supplier              March 31, 2005     March 31, 2005      June 30, 2005       June 30, 2005
------------------------------ ------------------  -----------------  ------------------  ----------------
GE Distribution Finance Corp.  $      75,000,000   $     32,978,262   $      50,000,000   $    40,907,662

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

There was an outstanding balance of $2,412,723 and $6,263,471 on this facility as of June 30, 2005 and March 31, 2005, respectively. The maximum available that could be borrowed under the accounts receivable facility was $15,000,000 as of June 30, 2005 and March 31, 2005. Availability under the lines of credit may be limited by the asset value of the equipment we purchase and may be further limited by certain covenants and terms and conditions of the facilities. We were in compliance with these covenants as of June 30, 2005.

On June 28, 2004, we modified our credit facility agreement with GECDF to increase the credit limit to $50,000,000 from $26,000,000. The modification on August 18, 2004 also included a provision that during the Seasonal Uplift Period, the floor plan credit facility and the accounts receivable facility, in aggregate, could not exceed the $75,000,000 credit limit. On January 10, 2005, GECDF granted a temporary credit limit increase of up to $25,000,000 through March 31, 2005. On July 22, 2005, we further modified the GECDF facility to include a temporary credit limit increase of up to $25,000,000 through July 31, 2005, after which the Seasonal Uplift Period begins.

The facility provided by GECDF requires a guaranty of up to $10,500,000 by ePlus inc. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business unit and operational accounts payable functions.

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations. We are in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our consolidated results of operations or financial position.

On November 17, 2004, a stock purchase program was authorized by our Board of Directors. This program authorized the repurchase of up to 3,000,000 shares of our outstanding common stock over a period of time ending no later than November 17, 2005 and is limited to a cumulative purchase amount of $7,500,000. On March 2, 2005, our Board of Directors approved an increase, from $7,500,000 to $12,500,000, for the maximum total cost of shares that could be purchased.

During the three months ended June 30, 2005 and 2004, we repurchased 55,000 and 39,000 shares of our outstanding common stock for $622,250 and $492,552, respectively. Since the inception of our initial repurchase program on September 20, 2001, and as of June 30, 2005, we had repurchased 2,280,900 shares of our outstanding common stock at an average cost of $10.31 per share for a total of $23,510,131.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our future quarterly operating results and the market price of our common stock may fluctuate. In the event our revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing and financing companies or our major customers or vendors.

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, timing of specific transactions and other factors. See "Factors That May Affect Future Operating Results." Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain statements contained in this Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by the use of forward-looking words such as "may," "will," "should," "intend," "estimate," "believe," "expect," "anticipate," "project," and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Any such statement speaks only as the date the statement was made. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to the matters set forth below.

Our traditional businesses of equipment leasing and financing and technology sales have the following risks, among others, which are described in our 2005 Form 10-K:

     - we may not be able to realize our entire investment in the equipment we lease;

     - we depend on creditworthy customers and may not have reserved adequately for credit losses;

     -    capital spending by our customers may decrease;

     - direct marketing by manufacturers rather than through distributors may affect future sales;

     -    inventory and accounts receivable financing may not be available;

     -    our earnings may fluctuate;

     -    we are dependent upon our current management team;

     - our disclosure controls and procedures and our internal controls over financial reporting may not be effective to detect all errors or to detect and deter wrongdoing, fraud or improper activities in all instances;

     - treating stock options and employee stock purchase plan participation as a compensation expense could significantly impair our ability to maintain profitability; and

     - our assessment as to the adequacy of our internal controls over financial reporting as required by section 404 of the Sarbanes-Oxley Act of 2002 may cause our operating expenses to increase. If we are unable to certify the adequacy of our internal controls and our independent auditors are unable to attest thereto, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Our eECM solution, introduced in May 2002, has had a limited operating history. Although we have been in the business of financing and selling information technology equipment since 1990, we will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. Some of these challenges relate to our ability to:

     -    increase the total number of users of eECM services;

     -    adapt to meet changes in our markets and competitive developments; and

     - continue to update our technology to enhance the features and functionality of our suite of products.

We cannot be certain that our business strategy will be successful or that it will successfully address these and other challenges, risks and uncertainties.

Over the longer term, we expect to derive a significant portion of our revenues from our eECM business model, which is unproven. We expect to incur expenses that may negatively impact profitability. We also expect to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development of this business. As a result, we may incur significant expenses, which may have a material adverse effect on our future operating results as a whole.

Broad and timely acceptance of the eECM services, which is important to our future success, is subject to a number of significant risks. These risks include:

     - the electronic commerce business-to-business solutions market is highly competitive;

     - the system's ability to support large numbers of buyers and suppliers is unproven;

     - significant enhancement of the features and services of our eECM solution may be needed to achieve initial widespread commercial and continued acceptance of the system;

     -    the pricing model may not be acceptable to customers;

     - if we are unable to develop and increase volume from our eECM services, it is unlikely that we will ever achieve or maintain profitability in this business;

     - businesses that have already made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt our solution;

     -    our ability to adapt to a new market that is  characterized by rapidly
          changing   technology,   evolving  industry  standards,   new  product
          announcements and established competition; and

     - we may be unable to protect our intellectual property rights or face claims from third parties for infringement of their products or incur significant costs to protect our patents, which may affect our earnings.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities that are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GE Commercial Distribution Finance Corporation facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GE Commercial Distribution Finance Corporation facilities bear interest at a market-based variable rate. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of June 30, 2005, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, we began transacting business in Canada. As a result, we have entered into lease contracts and non-recourse, fixed interest rate financing denominated in Canadian Dollars. To date, Canadian operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in the our periodic SEC filings.

There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in three lawsuits arising from four separate leasing schedules with a lessee named Cyberco Holdings, Inc. ("Cyberco"). The Cyberco principals were allegedly perpetrating a scam. Cyberco, related affiliates, and at least one principal are in Chapter 7 bankruptcy, and no future lease payments are expected. The first two lawsuits, both in the U.S.D.C. for the Southern District of New York, involve three of the schedules, which we had assigned on a non-recourse basis to GMAC Commercial Finance, LLC ("GMAC"). GMAC filed suit against us seeking repayment of the underlying non-recourse promissory note, which is approximately $10,646,000. The same day, we filed suit against GMAC, Travelers Property Casualty Company of America ("Travelers") and Banc of America Leasing and Capital, LLC ("BoA"), seeking a declaratory judgment that any potential liability is covered by our liability policy with Travelers, and that we have no liability to GMAC or BoA. The two cases have been administratively consolidated, and we subsequently dismissed BoA from the suit. The suits are proceeding between us, GMAC and Travelers, and are in the discovery phase. We continue to believe that we have no liability to GMAC, and that Travelers is responsible for the costs of defense and any potential judgment.

The third lawsuit, which stems from the remaining schedule between Cyberco and us, is between BoA and us in the Circuit Court for Fairfax County, Virginia. We sold the schedule to BoA under a Program Agreement. BoA seeks to recover its loss of approximately $3,063,000. We are vigorously asserting our defenses in this suit, and believe that we have no liability to BoA, and that Travelers is responsible for the costs of defense and any potential judgment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                                                                           Total number of
                                                                           shares purchased     Maximum number
                                             Total number                    as part of       of shares that may
                                               of shares       Average        publicly          yet be purchased
                                               purchased      price per     announced plans      under the plans
                    Period                       (1)            share        or programs          or programs
---------------------------------------------------------------------------------------------------------------------
April 1, 2005 through April 30, 2005         30,000        $  11.20        30,000               621,212            (2)
May 1, 2005 through May 31, 2005             25,000        $  11.97        25,000               557,577            (3)
June 1, 2005 through June 30, 2005               -         $  12.45            -                536,342            (4)


(1)  All shares acquired were in open-market purchases.
(2)  The share purchase authorization in place for the month ended April 30, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a  total dollar  cap ($12,500,000). As of  April 30, 2005, the  remaining authorized dollar  amount to  purchase shares  was $6,960,058 and,  based on April's  average price per  share of
     $11.204, 621,212 represents the maximum shares that may yet be purchased.
(3)  The share purchase authorization in place for the month ended May 31, 2005 had purchase  limitations on both  the number of shares  (3,000,000) as  well as a  total dollar cap  ($12,500,000). As of  May 31, 2005, the  remaining authorized  dollar amount  to purchase  shares was  $6,675,308 and,  based on May's  average price  per share  of
     $11.972, 557,577 represents the maximum shares that may yet be purchased.
(4)  The share purchase authorization in place for the month ended June 30, 2005 had purchase limitations on both  the number of shares (3,000,000)  as well as a  total dollar cap  ($12,500,000). As of  June 30, 2005, the  remaining authorized dollar amount  to purchase  shares was  $6,675,308 and,  based on  June's average  price per  share of
     $12.446, 536,342 represents the maximum shares that may yet be purchased.



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

                                ePlus inc.


Date: August 15, 2005           /s/ PHILLIP G. NORTON
                                ------------------------------------------------
                                By: Phillip G. Norton,  Chairman of  the  Board,
                                    President and Chief Executive Officer



Date: August 15, 2005           /s/ STEVEN J. MENCARINI
                                ------------------------------------------------
                                By: Steven J. Mencarini, Chief Financial Officer