Form 10-Q
period 2005-09-30
EPLUS INC
filed 2005-11-14
CIK 1022408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ___] No [ X ]


The number of shares of common stock outstanding as of November 2, 2005, was 8,198,657

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES



Part I.  Financial Information:

         Item 1.  Financial Statements - Unaudited:

                  Condensed Consolidated  Balance  Sheets  as  of  March 31, 2005  and
                  September 30, 2005                                                                                 2

                  Condensed Consolidated Statements of  Earnings,  Three  Months Ended
                  September 30, 2004 and 2005                                                                        3

                  Condensed  Consolidated  Statements of  Earnings,  Six  Months Ended
                  September 30, 2004 and 2005                                                                        4

                  Condensed Consolidated Statements of  Cash Flows, Six  Months  Ended
                  September 30, 2004 and 2005                                                                        5

                  Notes to Unaudited Condensed Consolidated Financial Statements                                     7

         Item 2.  Management's Discussion and Analysis  of Results  of Operations  and
                  Financial Condition                                                                               13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        24

         Item 4.  Controls and Procedures                                                                           24


Part II. Other Information:

         Item 1.  Legal Proceedings                                                                                 25

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       25

         Item 3.  Defaults Upon Senior Securities                                                                   26

         Item 4.  Submission of Matters to a Vote of Security Holders                                               26

         Item 5.  Other Information                                                                                 26

         Item 6.  Exhibits                                                                                          25


Signatures                                                                                                          29

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                                                           As of March 31, 2005    As of September 30, 2005
                                                                         ----------------------------------------------------
ASSETS

Cash and cash equivalents                                                $      38,851,714           $          15,874,871
Accounts receivable,  net of  allowance for  doubtful
  accounts  of  $1,959,049 and $1,878,845 as of March
  31, 2005 and September 30, 2005, respectively                                 93,555,462                     121,617,829
Notes receivable                                                                   114,708                          86,636
Inventories                                                                      2,116,855                       3,904,925
Investment in leases and leased equipment - net                                189,468,926                     208,626,972
Property and equipment - net                                                     6,647,781                       6,066,853
Other assets                                                                     3,859,791                       3,943,031
Goodwill                                                                        26,125,212                      26,125,212
                                                                         --------------------------------------------------
TOTAL ASSETS                                                             $     360,740,449           $         386,246,329
                                                                         ==================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable - equipment                                             $       8,965,022           $          10,927,485
Accounts payable - trade                                                        54,751,962                      58,621,902
Salaries and benefits payable                                                    3,273,700                       3,541,643
Accrued expenses and other liabilities                                          31,024,749                      17,607,231
Income taxes payable                                                                    -                          575,381
Recourse notes payable                                                           6,264,897                      27,308,593
Non-recourse notes payable                                                     114,838,994                     125,002,488
Deferred tax liability                                                           9,519,309                       9,192,426
                                                                         --------------------------------------------------
Total Liabilities                                                              228,638,633                     252,777,149


COMMITMENTS AND CONTINGENCIES (Note 7)                                                  -                               -

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
  none issued or outstanding                                                            -                               -
Common stock, $.01 par value; 25,000,000 shares authorized;
  10,807,392 issued and 8,581,492 outstanding at March 31, 2005
  and 10,819,842 issued and 8,423,642 outstanding at September 30, 2005            108,074                         108,198
Additional paid-in capital                                                      65,181,862                      65,308,746
Treasury stock, at cost, 2,225,900 and 2,396,200 shares, respectively          (22,887,881)                    (24,964,091)
Retained earnings                                                               89,499,096                      92,714,797
Accumulated other comprehensive income -
    foreign currency translation adjustment                                        200,665                         301,530
                                                                         --------------------------------------------------
Total Stockholders' Equity                                                     132,101,816                     133,469,180
                                                                         --------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     360,740,449           $         386,246,329
                                                                         ==================================================

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                2004                               2005
                                                                         ----------------------------------------------------
REVENUES

Sales of product                                                         $     138,065,002           $         159,408,606
Lease revenues                                                                  11,911,090                      11,916,187
Fee and other income                                                             3,209,606                       2,917,855
                                                                         ----------------------------------------------------
TOTAL REVENUES                                                                 153,185,698                     174,242,648
                                                                         ----------------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                         123,342,547                     143,741,909
Direct lease costs                                                               2,930,271                       3,798,228
Professional and other fees                                                      2,815,485                       1,776,496
Salaries and benefits                                                           14,877,568                      15,011,667
General and administrative expenses                                              4,435,573                       4,975,093
Interest and financing costs                                                     1,300,648                       1,714,770
                                                                         ----------------------------------------------------
TOTAL COSTS AND EXPENSES                                                       149,702,092                     171,018,163
                                                                         ----------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                       3,483,606                       3,224,485
                                                                         ----------------------------------------------------

PROVISION FOR INCOME TAXES                                                       1,428,279                       1,305,917
                                                                         ----------------------------------------------------

NET EARNINGS                                                             $       2,055,327           $           1,918,568
                                                                         ====================================================

NET EARNINGS PER COMMON SHARE - BASIC                                    $            0.23           $                0.23
                                                                         ====================================================
NET EARNINGS PER COMMON SHARE - DILUTED                                  $            0.22           $                0.21
                                                                         ====================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                      8,922,104                       8,474,301
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                    9,252,196                       9,070,969

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                                                                            Six Months ended
                                                                                              September 30,
                                                                                    2004                         2005
                                                                         ----------------------------------------------------
REVENUES

Sales of product                                                         $     230,033,864           $         294,278,450
Lease revenues                                                                  24,066,831                      23,210,454
Fee and other income                                                             5,783,737                       6,557,615
                                                                         ----------------------------------------------------
TOTAL REVENUES                                                                 259,884,432                     324,046,519
                                                                         ----------------------------------------------------

COSTS AND EXPENSES

Cost of sales, product                                                         205,503,332                     265,829,803
Direct lease costs                                                               5,607,270                       7,594,053
Professional and other fees                                                      4,580,250                       2,723,809
Salaries and benefits                                                           25,675,699                      29,805,239
General and administrative expenses                                              8,655,049                       9,436,582
Interest and financing costs                                                     2,692,785                       3,252,495
                                                                         ----------------------------------------------------
TOTAL COSTS AND EXPENSES                                                       252,714,385                     318,641,981
                                                                         ----------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                       7,170,047                       5,404,538
                                                                         ----------------------------------------------------

PROVISION FOR INCOME TAXES                                                       2,939,720                       2,188,839
                                                                         ----------------------------------------------------

NET EARNINGS                                                             $       4,230,327           $           3,215,699
                                                                         ====================================================

NET EARNINGS PER COMMON SHARE - BASIC                                    $            0.47           $                0.38
                                                                         ====================================================
NET EARNINGS PER COMMON SHARE - DILUTED                                  $            0.45           $                0.36
                                                                         ====================================================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                      8,921,848                       8,509,827
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                    9,350,598                       9,057,606

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                          Six Months Ended
                                                                                             September 30,
                                                                               2004                                  2005
                                                                         ----------------------------------------------------
Cash Flows From Operating Activities:
  Net earnings                                                           $       4,230,327           $           3,215,699
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
    Depreciation and amortization                                                6,201,329                       8,035,038
    Write-off of non-recourse debt                                                (489,607)                       (209,047)
    Provision for credit losses                                                    285,563                          80,204
    Tax benefit of stock options exercised                                              -                           17,957
    Deferred taxes                                                                 915,617                        (326,883)
    Payments from lessees directly to lenders                                   (2,086,250)                     (3,138,997)
    (Gain) loss on disposal of property and equipment                               (3,765)                         66,924
    Gain on disposal of operating lease equipment                                 (351,119)                       (224,050)
    Changes in:
     Accounts receivable                                                       (47,510,136)                    (28,142,571)
     Other receivable                                                             (298,002)                         28,072
     Inventories                                                                (4,964,965)                     (1,788,070)
     Investment in leases and leased equipment - net                           (13,610,488)                     (8,160,539)
     Other assets                                                                   90,809                         (83,240)
     Accounts payable - equipment                                               10,235,919                       1,962,463
     Accounts payable - trade                                                   26,070,419                       3,288,909
     Salaries and benefits payable, accrued expenses
      and other liabilities                                                      6,795,397                     (11,993,164)
                                                                         ----------------------------------------------------
       Net cash used in operating activities                                   (14,488,952)                    (37,371,295)
                                                                         ----------------------------------------------------

Cash Flows From Investing Activities:
  Purchases of operating lease equipment                                        (9,575,281)                    (17,846,275)
  Purchases of property and equipment                                             (622,403)                     (1,177,882)
  Proceeds from sale of operating equipment                                        563,764                         685,262
  Proceeds from sale of property and equipment                                          -                           44,405
  Cash used in acquisitions, net of cash acquired                               (5,000,000)                             -
                                                                         ----------------------------------------------------
                 Net cash used in investing activities                         (14,633,920)                    (18,294,490)
                                                                         ----------------------------------------------------

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)
                                                                               2004                                  2005
                                                                         ----------------------------------------------------
Cash Flows From Financing Activities:
  Borrowings:
   Non-recourse                                                          $      24,741,606           $          40,304,769
  Repayments:
   Non-recourse                                                                (24,512,197)                    (26,793,229)
  Purchase of treasury stock                                                      (492,552)                     (2,076,210)
  Proceeds from issuance of capital stock, net of expenses                         305,523                         109,051
  Net borrowings on lines of credit                                             17,999,410                      21,043,696
                                                                         ----------------------------------------------------
         Net cash provided by financing activities                              18,041,790                      32,588,077
                                                                         ----------------------------------------------------

Effect of Exchange Rate Changes on Cash                                             33,842                         100,865
                                                                         ----------------------------------------------------

Net Decrease in Cash and Cash Equivalents                                      (11,047,240)                    (22,976,843)

Cash and Cash Equivalents, Beginning of Period                                  25,155,011                      38,851,714
                                                                         ----------------------------------------------------
Cash and Cash Equivalents, End of Period                                 $      14,107,771           $          15,874,871
                                                                         ====================================================
Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                              $       1,411,684           $           1,305,341
                                                                         ====================================================
     Cash paid for income taxes                                          $       1,174,723           $           1,587,895
                                                                         ====================================================

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

For the six months ended September 30, 2004 and 2005, accumulated other comprehensive income increased $33,842 and $100,865, respectively, resulting in total comprehensive income of $4,264,169 and $3,316,564, respectively.

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2005. Operating results for the interim periods are not necessarily indicative of results for an entire year.

2. STOCK-BASED COMPENSATION

As of September 30, 2005, we had three stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation:

                                                       Three Months Ended                          Six Months Ended
                                                          September 30,                              September 30,
                                                           (unaudited)                                (unaudited)
                                                   2004                   2005                 2004                 2005
                                            -------------------    -------------------    ----------------    ---------------
Net earnings, as reported                           $2,055,327             $1,918,568          $4,230,327         $3,215,699
Stock-based compensation expense                      (343,871)              (209,986)           (708,298)          (425,270)
                                            -------------------    -------------------    ----------------    ---------------
Net earnings, pro forma                             $1,711,456             $1,708,582          $3,522,029         $2,790,429
                                            ===================    ===================    ================    ===============

Basic earnings per share, as reported                    $0.23                  $0.23               $0.47              $0.38
Basic earnings per share, pro forma                      $0.19                  $0.20               $0.39              $0.33
Diluted earnings per share, as reported                  $0.22                  $0.21               $0.45              $0.36
Diluted earnings per share, pro forma                    $0.18                  $0.19               $0.38              $0.31

                                                      Six Months Ended
                                                        September 30,
                                                   2004              2005
                                            ---------------    ---------------
Options granted under the Incentive
   Stock Option Plan:
      Expected life of option                    5 years             5 years
      Expected stock price volatility             71.73%              48.05%
      Expected dividend yield                         0%                  0%
      Risk-free interest rate                      3.39%               4.01%


3. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                                                As of
                                                                             March 31, 2005             September 30, 2005
                                                                                          (In Thousands)
                                                                         ----------------------------------------------------
Investment in direct financing and sales-type leases-net                   $             157,519      $              165,371
Investment in operating lease equipment-net                                               31,950                      43,256
                                                                         -------------------------  -------------------------
                                                                           $             189,469      $              208,627
                                                                         =========================  =========================

Our net investment in leases is collateral for non-recourse and recourse equipment notes, if any.

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

Our investment in direct financing and sales-type leases consists of the following:

                                                                                               As of
                                                                             March 31, 2005             September 30, 2005
                                                                                            (In Thousands)
                                                                         ----------------------------------------------------
Minimum lease payments                                                     $            151,139      $               160,089
Estimated unguaranteed residual value (1)                                                23,794                       23,837
Initial direct costs, net of amortization (2)                                             1,850                        1,748

Less:  Unearned lease income                                                            (16,208)                     (17,248)
       Reserve for credit losses                                                         (3,056)                      (3,055)
                                                                         -------------------------  -------------------------
Investment in direct finance and sales-type leases-net                     $            157,519      $               165,371
                                                                         =========================  =========================

(1)  Includes  estimated  unguaranteed  residual values of $801 and $1,009 as of  March 31, 2005 and  September 30,  2005,
     respectively,  for direct financing SFAS 140 leases.
(2)  Initial direct costs are shown net of  amortization of $2,387 and $2,326 as of March 31, 2005 and September 30, 2005,
     respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating lease equipment primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                                              As of
                                                               March 31, 2005       September 30, 2005
                                                                         (In Thousands)
                                                  --------------------------------------------------------
Cost of equipment under operating leases            $                  45,453      $               59,794
Less:  Accumulated depreciation and amortization                      (13,503)                    (16,538)
                                                  ----------------------------  --------------------------
Investment in operating lease equipment-net         $                  31,950      $               43,256
                                                  ============================  ==========================

4. PROVISION FOR CREDIT LOSSES

As of March 31 and September 30, 2005, our provision for credit losses was $5,014,905 and $4,934,175, respectively. Our provision for credit losses are segregated between our accounts receivable and our lease-related assets as follows (in thousands):

                                        Accounts             Lease-Related
                                       Receivable               Assets                      Total
                                ----------------------  ----------------------  ----------------------
Balance April 1, 2004            $              1,584    $              3,146    $              4,730

Bad Debts Expense                               1,131                      -                    1,131
Recoveries                                       (350)                     -                     (350)
Write-offs and other                             (406)                    (90)                   (496)
                                ----------------------  ----------------------  ----------------------
Balance March 31, 2005                          1,959                   3,056                   5,015
                                ----------------------  ----------------------  ----------------------

Bad Debts Expense                                 492                      -                      492
Recoveries                                       (130)                     -                     (130)
Write-offs and other                             (442)                     (1)                   (443)
                                ----------------------  ----------------------  ----------------------
Balance September 30, 2005       $              1,879    $              3,055    $              4,934
                                ======================  ======================  ======================

5. SEGMENT REPORTING

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

The accounting policies of the financing and technology sales business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies," in our 2005 Form 10-K. Corporate overhead expenses are allocated on the basis of revenue volume, estimates of actual time spent by corporate staff, or asset utilization, depending on the type of expense. Certain items have been reclassified in the three- and six-month periods ending September 30, 2004 to conform to the September 30, 2005 presentation.

                                                        Financing             Technology Sales
                                                      Business Unit             Business Unit                   Total
                                                 ------------------------  ------------------------  ------------------------
Three months ended September 30, 2004
Sales of product                                   $             544,077    $          137,520,925    $          138,065,002
Lease revenues                                                11,911,090                        -                 11,911,090
Fee and other income                                             483,516                 2,726,090                 3,209,606
                                                 ------------------------  ------------------------  ------------------------
      Total revenues                                          12,938,683               140,247,015               153,185,698
Cost of sales                                                    760,765               122,581,782               123,342,547
Direct lease costs                                             2,930,271                        -                  2,930,271
Selling, general and administrative expenses                   5,524,367                16,604,259                22,128,626
                                                 ------------------------  ------------------------  ------------------------
Segment earnings                                               3,723,280                 1,060,974                 4,784,254
Interest expense                                               1,148,124                   152,524                 1,300,648
                                                 ------------------------  ------------------------  ------------------------
      Earnings before income taxes                $            2,575,156    $              908,450    $            3,483,606
                                                 ========================  ========================  ========================
Assets as of September 30, 2004                   $          230,857,969    $          122,837,547    $         353,695,516
                                                 ========================  ========================  ========================

Three months ended September 30, 2005
Sales of product                                  $            1,378,841    $          158,029,765    $          159,408,606
Lease revenues                                                11,916,187                        -                 11,916,187
Fee and other income                                             314,956                 2,602,899                 2,917,855
                                                 ------------------------  ------------------------  ------------------------
      Total revenues                                          13,609,984               160,632,664               174,242,648
Cost of sales                                                  1,520,065               142,221,844               143,741,909
Direct lease costs                                             3,798,228                        -                  3,798,228
Selling, general and administrative expenses                   5,797,596                15,965,660                21,763,256
                                                 ------------------------  ------------------------  ------------------------
Segment earnings                                               2,494,095                 2,445,160                 4,939,255
Interest expense                                               1,557,731                   157,039                 1,714,770
                                                 ------------------------  ------------------------  ------------------------
      Earnings before income taxes                $              936,364    $            2,288,121    $            3,224,485
                                                 ========================  ========================  ========================
Assets as of September 30, 2005                   $          266,450,237    $          119,796,092    $          386,246,329
                                                 ========================  ========================  ========================

Six months ended September 30, 2004
Sales of product                                  $            1,740,804    $          228,293,060    $          230,033,864
Lease revenues                                                24,066,831                        -                 24,066,831
Fee and other income                                           1,435,267                 4,348,470                 5,783,737
                                                 ------------------------  ------------------------  ------------------------
      Total revenues                                          27,242,902               232,641,530               259,884,432
Cost of sales                                                  1,626,248               203,877,084               205,503,332
Direct lease costs                                             5,607,270                        -                  5,607,270
Selling, general and administrative expenses                  10,857,495                28,053,503                38,910,998
                                                 ------------------------  ------------------------  ------------------------
Segment earnings                                               9,151,889                   710,943                 9,862,832
Interest expense                                               2,565,961                   126,824                 2,692,785
                                                 ------------------------  ------------------------  ------------------------
      Earnings before income taxes                $            6,585,928    $              584,119    $            7,170,047
                                                 ========================  ========================  ========================
Assets as of September 30, 2004                   $          230,857,969    $          122,837,547    $          353,695,516
                                                 ========================  ========================  ========================

Six months ended September 30, 2005
Sales of product                                  $            2,081,492    $          292,196,958    $          294,278,450
Lease revenues                                                23,210,454                        -                 23,210,454
Fee and other income                                             800,515                 5,757,100                 6,557,615
                                                 ------------------------  ------------------------  ------------------------
      Total revenues                                          26,092,461               297,954,058               324,046,519
Cost of sales                                                  2,254,448               263,575,355               265,829,803
Direct lease costs                                             7,594,053                        -                  7,594,053
Selling, general and administrative expenses                  10,904,947                31,060,683                41,965,630
                                                 ------------------------  ------------------------  ------------------------
Segment earnings                                               5,339,013                 3,318,020                 8,657,033
Interest expense                                               3,053,362                   199,133                 3,252,495
                                                 ------------------------  ------------------------  ------------------------
      Earnings before income taxes                $            2,285,651    $            3,118,887    $            5,404,538
                                                 ========================  ========================  ========================
Assets as of September 30, 2005                   $          266,450,237    $          119,796,092    $          386,246,329
                                                 ========================  ========================  ========================

6. EARNINGS PER SHARE

The weighted average number of common shares used in determining basic and diluted net income per share for the three and six months ended September 30, 2004 and 2005 are as follows:

                                         Three Months Ended           Six Months Ended
                                            September 30,               September 30,
                                         2004          2005           2004         2005
                                       -----------  -----------    -----------  -----------
Basic common shares outstanding         8,922,104    8,474,301      8,921,848    8,509,827
Common stock equivalents                  330,092      596,668        428,750      547,779
                                       -----------  -----------    -----------  -----------
Diluted common shares outstanding       9,252,196    9,070,969      9,350,598    9,057,606
                                       ===========  ===========    ===========  ===========

7. COMMITMENTS AND CONTINGENCIES

We are engaged in ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, it is management's opinion that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

8. RELATED PARTIES

On December 23, 2004, we entered into an office lease agreement with Norton Building 1, LLC, the Landlord, pursuant to which we lease 50,322 square feet for use as its principal headquarters. The property is located at 13595 Dulles Technology Drive, Herndon, Virginia. The term of the lease is for five years with one five-year renewal option. The annual rent is $19.50 per square foot for the first year, with a base rent escalation of three percent per year for each year thereafter. Phillip G. Norton is the Trustee of Norton Building 1, LLC and is Chairman of the Board, President, and Chief Executive Officer of ePlus inc. The lease is at or below market taking into consideration the rental charges and the ability to terminate the lease. For the three and six months ended September 30, 2005, rent expense paid to the Landlord was $219,263 and $438,525, respectively. During the quarter ended June 30, 2005, we reimbursed the Landlord for certain construction costs in the amount of $280,163, which will be amortized over the lease term.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 of this report, and our Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2005. Operating results for interim periods are not necessarily indicative of results for an entire year.

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

We have expanded our product and service offerings under the Enterprise Cost Management ("eECM") model which represents the continued evolution of our original implementation of ePlus e-commerce products entitled ePlusSuite. Our eECM model is our framework for combining IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services. Our current operations consist of traditional financing and technology sales. The financing business unit generates revenue by offering lease-financing solutions to corporations and government entities nationwide. These revenues are primarily made up of lease revenues and sales of products under eECM. Our technology sales business unit generates revenue from the sale of IT equipment and software and related services to corporations and governmental entities nationwide. These revenues primarily consist of sales of products under eECM.

Our total sales and marketing staff at our 33 locations in the United States consisted of 207 people as of September 30, 2005.

On May 28, 2004, we purchased certain assets and assumed certain liabilities of Manchester Technologies Inc. The acquisition added to our IT reseller and professional services business. Approximately 125 former Manchester Technologies, Inc. personnel have been hired by ePlus as part of the transaction and are located in four established offices, two in metropolitan New York, one in South Florida and one in Baltimore. These IT reseller activities and services, and the associated expenses with this business acquisition have substantially increased our expenses, and our ability to sell these products and services is expected to fluctuate depending on the customer demand for these products and services, which to date is still unproven. The products and services from this acquisition are included in our technology sales business unit segment, and are combined with our other sales of IT products and services.

As a result of all our acquisitions and changes in the number of sales locations, our historical results of operations and financial position may not be indicative of future performance over time.

CRITICAL ACCOUNTING POLICIES

SALES OF PRODUCT. Sales of product includes the following types of transactions:
(1) sales of new or used equipment; (2) service revenue in our technology sales business unit; (3) sales of off-lease equipment to the secondary market; and (4) sales of procurement software. Sales of new or used equipment are recognized upon shipment and sales of off-lease equipment are recognized when constructive title passes to the purchaser. Service revenue is recognized as the related services are rendered.

SOFTWARE SALES AND RELATED COSTS. Revenue from sales of our software is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions." We recognize revenue when all the following criteria exist: there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by us related to services essential to the functionality of the software remain with regard to implementation, the sales price is determinable, and it is probable that collection will occur. Our accounting policy requires that revenue earned and related costs incurred on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue related to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

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

LEASE CLASSIFICATION. The manner in which lease finance transactions are characterized and reported for accounting purposes has a major impact upon reported revenue and net earnings. Lease accounting methods critical to our business are discussed below.

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

Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct financing and sales-type leases. Equipment under operating leases is recorded at cost on the balance sheet as investment in leases and leased equipment and depreciated on a straight-line basis over the lease term to our estimate of residual value. For the periods subsequent to the lease term, where collectability is certain, revenue is recognized on an accrual basis. Where collectability is not reasonably assured, revenue is recognized upon receipt of payment from the lessee.

RESIDUAL VALUES. Residual values represent our estimated value of the equipment at the end of the initial lease term. The residual values for direct financing and sales-type leases are included as part of the investment in direct financing and sales-type leases. The residual values for operating leases are included in the leased equipment's net book value and are reported in the investment in leases and leased equipment. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions and the term of the lease.

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

OTHER SOURCES OF REVENUE. Amounts charged for hosting arrangements in which the customer accesses the programs from an ePlus-hosted site and does not have possession, and for Procure+, our procurement software package, are recognized as services are rendered. Amounts charged for Manage+, our asset management software service, are recognized on a straight-line basis over the period the services are provided. In addition, other sources of revenue are derived from:
(1) income from events that occur after the initial  sale of a financial  asset;
(2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers in the IT reseller business unit; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income. These revenues are included in fee and other income in our condensed consolidated statements of earnings.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. We have capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net. Capitalized costs, net of amortization, totaled $1,249,864 and $1,255,019 and as of March 31, 2005 and September 30, 2005, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of other assets. We had $559,319 and $388,250 of capitalized costs, net of amortization, as of March 31, 2005 and September 30, 2005, respectively.

RESULTS OF OPERATIONS - Three and Six Months Ended September 30, 2005 Compared to Three and Six Months Ended September 30, 2004

Total revenues generated by us during the three-month period ended September 30, 2005 were $174,242,648, compared to revenues of $153,185,698 during the comparable period in the prior fiscal year, an increase of 13.7%. The increase is primarily the result of increased sales of product and leased equipment. Total revenues generated by us during the six-month period ended September 30, 2005 were $324,046,519 compared to revenues of $259,884,432 during the comparable period in the prior fiscal year, an increase of 24.7%. Our revenues are composed of sales, leases, and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS."

Sales of product are generated primarily through our technology sales business unit subsidiaries. Sales of product represented 90.1% and 91.5% of total revenue for the three months ended September 30, 2005 and 2004, respectively. Sales of product increased 15.5% to $159,408,606 during the three-month period ended September 30, 2005, as compared to $138,065,002 generated during the corresponding period in the prior fiscal year. For the six-month period ended September 30, 2005, sales increased 27.9% to $294,278,450 from $230,033,864 generated during the corresponding period in the prior fiscal year. The increase was a result of higher sales within our technology sales business unit subsidiaries and by the acquisition of the customer base from Manchester Technologies, Inc. Included in the sales of product in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. We realized a gross margin on sales of product of 9.8% and 9.7% for the three and six months ended September 30, 2005, respectively, and 10.7% for the three and six months ended September 30, 2004. Our gross margin on sales of product is affected by the mix and volume of products sold.

Our lease revenues increased less than 0.1% to $11,916,187 for the three months ended September 30, 2005, compared with $11,911,090 during the corresponding period in the prior fiscal year. For the six-month period ended September 30, 2005, lease revenues decreased 3.6% to $23,210,454 compared with $24,066,831 during the corresponding period in the prior fiscal year. This decrease is primarily due to a decrease in sale-type financing arrangements which are recognized under Financial Accounting Standard 140.

For the three months ended September 30, 2005, fee and other income decreased 9.1% to $2,917,855 as compared to $3,209,606 in the comparable period in the prior fiscal year. For the six months ended September 30, 2005, fee and other income increased 13.4% to $6,557,615 as compared to $5,783,737 in the comparable period in the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation, and interest income. The current period decrease in fee and other income is primarily attributable to a decrease in license fees of our eECM product. Our fee and other income includes earnings from certain transactions that are in our normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

For the three months ended September 30, 2005, cost of sales, product increased 16.5% to $143,741,909 from $123,342,547 in the comparable period in the prior year. This is primarily attributable to the correlating increase in sales of product. For the six months ended September 30, 2005, cost of sales, product increased 29.4% from $205,503,332 to $265,829,803.

Our direct lease costs increased 29.6% and 35.4% to $3,798,228 and $7,594,053 during the three- and six-month periods ended September 30, 2005 as compared to September 30, 2004. The increase is the result of an increase in lease depreciation, specifically depreciation on the increased operating lease assets.

Professional and other fees decreased for the three and six months ended September 30, 2005 by 36.9%, or $1,038,989, and 40.5%, or $1,856,411,
respectively from the same period in the previous year. The decline was primarily due to the decrease in expenses that we paid to Manchester Technologies, Inc. for professional services rendered by people that became our employees in a subsequent period, as well as a transition team that was involved in the purchase of Manchester Technologies, Inc. Additionally, there was a decrease in expense related to the Company's pursuing patent-infringement litigation. In the three-month period ended September 30, 2004 and the six-month period ended September 30, 2004 the expense related to patent-infringement litigation was approximately $833,401 and $1,053,625 respectively. In the three-month period ended September 30, 2005 and the six-month period ended September 30, 2005 the expense related to patent-infringement litigation was approximately $590,044 and $808,656 respectively.

Salaries and benefits expenses increased 0.9% and 16.1% to $15,011,667 and $29,805,239, respectively, during the three- and six-month periods ended September 30, 2005, as compared to the same period in the previous fiscal year. These increases are due in part to an increase in benefit costs and an increase in the average number of employees. We employed approximately 649 people as of September 30, 2005, as compared to 625 people at September 30, 2004.

Our general and administrative expenses increased 12.2% to $4,975,093 during the three months ended September 30, 2005, as compared to the same period in the prior fiscal year. For the six-month period ended September 30, 2005, general and administrative expenses increased 9.0% to $9,436,582 as compared to the same period in the prior fiscal year. These increases are largely due to expenses relating to higher sales and an increase in the number of offices and the number of employees, due in part to the Manchester Technologies, Inc. acquisition.

Interest and financing costs incurred by us for the three- and six-month periods ended September 30, 2005 increased 31.8% and 20.8% to $1,714,770 and $3,252,495, respectively. This resulted from our increasing non-recourse debt portolio from $109,381,529 on September 30, 2004 to $125,002,488 on September 30, 2005.
Interest and financing costs include interest costs on our lease-specific and general working capital indebtedness.

Our provision for income taxes decreased to $1,305,917 for the three months ended September 30, 2005 from $1,428,279 for the three months ended September 30, 2004, reflecting effective income tax rates of 40.5% for the three months ended September 30, 2005 and 41.0% for the three months ended September 30, 2004. Our provision for income taxes decreased to $2,188,839 for the six-month period ended September 30, 2005 from $2,939,720 for the six-month period ended September 30, 2004. This decrease was due to reduced earnings.

The foregoing resulted in a 6.7% decrease in net earnings to $1,918,568 for the three-month period ended September 30, 2005 as compared to the same period in the prior fiscal year and a 24.0% decrease in net earnings to $3,215,699 for the six-month period ended September 30, 2005. Basic and fully diluted earnings per common share were $0.23 and $0.21 for the three months ended September 30, 2005, respectively, as compared to $0.23 and $0.22 for the three months ended September 30, 2004, respectively. Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2005 were 8,474,301 and 9,070,969, respectively. For the three months ended September 30, 2004, the basic and diluted weighted average shares outstanding were 8,922,104 and 9,252,196, respectively. Basic and fully diluted earnings per common share were $0.38 and $0.36 for the six months ended September 30, 2005, as compared to $0.47 and $0.45 for the six months ended September 30, 2004. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2005 were 8,509,827 and 9,057,606, respectively. For the six months ended September 30, 2004, the basic and diluted weighted average shares outstanding were 8,921,848 and 9,350,598, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended September 30, 2005, we used cash flows in operating activities of $37,371,295 and used cash flows in investing activities of $18,294,490. Cash flows generated by financing activities amounted to $32,588,077 during the same period. The effect of exchange rate changes during the period generated cash flows of $100,865. The net effect of these cash flows was a net decrease in cash and cash equivalents of $22,976,843 during the six-month period. During the same period, the Company's total assets increased $25,505,880, or 7.1%. The cash balance at September 30, 2005 was $15,874,871 as compared to $38,851,714 at March 31, 2005.

Our debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by us for lease to its customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flow from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. During the six-month period ended September 30, 2005, our lease-related non-recourse debt portfolio increased 8.9% to $125,002,488.

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

Our "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of September 30, 2005, we had $10,927,485 of unpaid equipment cost, as compared to $8,965,022 at March 31, 2005.

Our "Accounts payable - trade" increased 7.1% from $54,751,962 to $58,621,902 due to an increase in sales of product and, consequently, an increase in cost of goods sold, product from our technology business unit. This increase in purchases subsequently increased our trade payables.

Our "Accrued expenses and other liabilities" includes deferred income and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of September 30, 2005, we had $17,607,231 of accrued expenses and other liabilities.

Working capital for our leasing business is provided through a credit facility which was scheduled to expire on July 21, 2006. On September 26, 2005, we terminated our $45,000,000 credit facility and simultaneously entered into a new, coterminous, $35,000,000 credit facility. Participating in this facility are Branch Banking and Trust Company ($15,000,000) and National City Bank ($20,000,000) as agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to us and is secured by a blanket lien against all of our assets such as chattel paper (including leases), receivables, inventory and equipment, and the common stock of all wholly-owned subsidiaries.

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company. Borrowings under the credit facility bear interest at London Interbank Offered Rates ("LIBOR") plus an applicable margin or, at our option, the Alternate Base Rate ("ABR") plus an applicable margin. The ABR is the higher of the Agent bank's prime rate or Federal Funds plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of September 30, 2005, we had an outstanding balance of $6.75 million on the facility.

In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. We were in compliance with these covenants as of September 30, 2005.

ePlus Technology, inc. has a credit facility from GE Commercial Distribution Finance Corporation ("GECDF") to finance its working capital requirements for inventories and accounts receivable. There are two components of this lending facility: a floor plan credit facility and an accounts receivable facility. The principle amounts outstanding of the two components may not exceed, in the aggregate, $75 million. However, the accounts receivable facility has a sublimit as described below.

Floor Plan Credit Facility

The traditional business of ePlus Technology, inc. as a seller of computer technology and related peripherals and software products is financed through an agreement known as a floor plan credit facility in which interest expense for the first thirty to forty-five days, in general, is not charged but is paid by the manufacturer/distributor. The floor plan liabilities are recorded as accounts payable - trade, as they are normally repaid within the thirty- to forty-five-day time-frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the thirty- to forty-five-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan facility credit limits and actual outstanding balances were as follows:

                                 Credit Limit at     Balance as of      Credit Limit at        Balance as of
Floor Plan Supplier              March 31, 2005     March 31, 2005     September 30, 2005    September 30, 2005
----------------------------------------------------------------------------------------------------------------
GE Distribution Finance Corp.    $   75,000,000     $   32,978,262     $   75,000,000        $   38,219,120

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

There was an outstanding balance of $20,558,593 and $6,263,471 on this facility as of September 30, 2005 and March 31, 2005, respectively. The maximum available that could be borrowed under the accounts receivable facility was $20,000,000 and $15,000,000 as of September 30, 2005 and March 31, 2005, respectively. At September 30, 2005, GECDF temporarily increased the accounts receivable line to accomodate the increase in purchases this quarter. Availability under the lines of credit may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facilities. We were in compliance with these covenants as of September 30, 2005.

On June 28, 2004, we modified our credit facility agreement with GECDF to increase the credit limit to $50,000,000 from $26,000,000. The modification on August 18, 2004 also included a provision that during the Seasonal Uplift Period, the floor plan credit facility and the accounts receivable facility, in aggregate, could not exceed the $75,000,000 credit limit. On January 10, 2005, GECDF granted a temporary credit limit increase of up to $25,000,000 through March 31, 2005. On July 22, 2005, we further modified the GECDF facility to include a temporary credit limit increase of up to $25,000,000 through July 31, 2005 after which the seasonal uplift period begins.

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

During the three months ended September 30, 2005, we repurchased 115,300 shares of our outstanding common stock for a total of $1,453,960, whereas during the three months ended September 30, 2004, there were no stock repurchases. During the six months ended September 30, 2005 and 2004, we repurchased 170,300 and 39,000 shares of our outstanding common stock for $2,076,210 and $492,552, respectively. Since the inception of the Company's initial repurchase program on September 20, 2001, and as of September 30, 2005, we had repurchased 2,396,200 shares of our outstanding common stock at an average cost of $10.42 per share for a total of $24,964,091.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our future quarterly operating results and the market price of our stock may fluctuate. In the event our revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing and financing companies or IT reseller or software competitor or major customers or vendors of ours.

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, timing and mix of specific transactions and other factors. See "Factors That May Affect Future Operating Results." Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain statements contained in this Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by the use of forward-looking words such as "may," "will," "should," "intend," "estimate," "believe," "expect," "anticipate," "project," and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Any such statement speaks only as the date the statement was made. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below.

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

Our eECM model, introduced in May 2002, has had a limited operating history. Although we have been in the business of financing and selling information technology equipment since 1990, we will encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. Some of these challenges relate to our ability to:

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

Over the longer term, we expect to derive more revenues from our asset management, procurement and electronic catalog content software, which is unproven. We expect to incur expenses that may negatively impact profitability. We also expect to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development of this area of our business. As a result, we may incur significant expenses, which may have a material adverse effect on our future operating results as a whole.

Broad and timely acceptance of our asset management, procurement and electronic catalog content software, which is important to our future success, is subject to a number of significant risks. These risks include:

     - the electronic commerce business-to-business solutions market is highly competitive;

     - the system's ability to support large numbers of buyers and suppliers is unproven;

     - significant enhancement of the features and services of our software applications may be needed to achieve initial widespread commercial and continued acceptance of the systems;

     -    the pricing model may not be acceptable to customers;

     - if we are unable to develop and increase volume from our software applications, it is unlikely that we will ever achieve or maintain profitability in this business;

     - businesses that have already made substantial up-front payments for e-commerce solutions may be reluctant to replace their current solution and adopt our solution;

     -    our ability to adapt to a new market that is  characterized by rapidly
          changing   technology,   evolving  industry  standards,   new  product
          announcements and established competition; and

     - we may be unable to protect our intellectual property rights or face claims from third parties for infringement of their products or incur significant costs to protect our patents which may effect our earnings.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of the our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities that are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GE Commercial Distribution Finance Corporation facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GE Commercial Distribution Finance Corporation facilities bear interest at a market-based variable rate. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of September 30, 2005, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, we began transacting business in Canada. As a result, we have entered into lease contracts and non-recourse, fixed interest rate financing denominated in Canadian Dollars. To date, Canadian operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in three lawsuits arising from four separate leasing schedules with a lessee named Cyberco Holdings, Inc. ("Cyberco"). The Cyberco principals were allegedly perpetrating a scam. Cyberco, related affiliates, and at least one principal are in Chapter 7 bankruptcy, and no future lease payments are expected. The first two lawsuits, both in the U.S.D.C. for the Southern District of New York, involve three of the schedules, which we had assigned on a non-recourse basis to GMAC Commercial Finance, LLC ("GMAC"). GMAC filed suit against us seeking repayment of the underlying non-recourse promissory note, which is approximately $10,646,000. The same day, we filed suit against GMAC, Travelers Property Casualty Company of America ("Travelers") and Banc of America Leasing and Capital, LLC ("BoA"), seeking a declaratory judgment that any potential liability is covered by our liability policy with Travelers, and that we have no liability to GMAC or BoA. The two cases have been administratively consolidated, and we subsequently dismissed BoA from the suit. The suits are proceeding between us, GMAC and Travelers and discovery is nearly complete. We continue to believe that we have no liability to GMAC, and that Travelers is responsible for the costs of defense and any potential judgment.

The third lawsuit, which stems from the remaining schedule between Cyberco and us, is between BoA and us in the Circuit Court for Fairfax County, Virginia. We sold the schedule to BoA under a Program Agreement. BoA seeks to recover its loss of approximately $3,063,000. The bulk of discovery is expected to begin in January 2006. We are rigorously asserting our defense in this lawsuit and believe that we have no liability to BoA, and that Travelers is responsible for the costs of defense and any potential judgment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                                                                             Total number of
                                                                            shares purchased     Maximum number
                                                Total number                  as part of       of shares that may
                                                 of shares      Average        publicly         yet be purchased
                                                 purchased     price per    announced plans      under the plans
                    Period                          (1)          share        or programs         or programs
--------------------------------------------- ------------- ------------- -------------------- -------------------
April 1, 2005 through April 30, 2005              30,000      $  11.20         30,000               621,212        (2)
May 1, 2005 through May 31, 2005                  25,000      $  11.97         25,000               557,577        (3)
June 1, 2005 through June 30, 2005                    -       $  12.45             -                536,342        (4)
July 1, 2005 through July 31, 2005                49,300      $  12.70         49,300               476,890        (5)
August 1, 2005 through August 31, 2005            20,000      $  12.86         20,000               450,693        (6)
September 1, 2005 through September 30, 2005      46,000      $  12.76         46,000               409,293        (7)

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

(5) The share purchase authorization in place for the month ended July 31, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of July 31, 2005, the remaining authorized dollar amount to purchase shares was $6,056,503 and, based on July's average price per share of $12.700, 476,890 represents the maximum shares that may yet be purchased.
(6) The share purchase authorization in place for the month ended August 31, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of August 31, 2005, the remaining authorized dollar amount to purchase shares was $5,796,808 and, based on August's average price per share of $12.862, 450,693 represents the maximum shares that may yet be purchased.
(7) The share purchase authorization in place for the month ended September 30, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of September 30, 2005, the remaining authorized dollar amount to purchase shares was $5,221,348 and, based on September's average price per share of $12.757, 409,293 represents the maximum shares that may yet be purchased.


Item 3.  Defaults Upon Senior Securities
              Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

On September 22, 2005, the Company held its annual meeting of stockholders. At the annual meeting, Phillip G. Norton and Bruce M. Bowen were re-elected to the Board of Directors as Class III Directors to hold office for three years and until their successors are duly elected and qualified. The votes were cast as follows:

                                          For              Withholding Authority
                                       -----------------------------------------
                  Phillip G. Norton     8,029,903                 251,665
                  Bruce M. Bowen        8,055,374                 226,194

Immediately upon approval of this item, the Company's directors were Phillip G. Norton, Bruce M. Bowen, Terrence O'Donnell, Milton E. Cooper, Jr., Lawrence S. Herman, and C. Thomas Faulders III.

Stockholders also voted to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditors for the Company's fiscal year ending March 31, 2006. The votes were cast as follows:

                             For                   Against            Abstained
                         -------------------------------------------------------
                          8,213,747                67,056                  765


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

                                   ePlus inc.


Date: November 14, 2005            /s/ PHILLIP G. NORTON
                                   ---------------------------------------------
                                   By: Phillip G. Norton, Chairman of the Board,
                                   President and Chief Executive Officer



Date: November 14, 2005             /s/ STEVEN J. MENCARINI
                                    --------------------------------------------
                                    By: Steven J. Mencarini
                                    Chief Financial Officer