Form 10-Q
period 2005-12-31
EPLUS INC
filed 2006-02-14
CIK 1022408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer"
                 in Rule 12b-2 of the Exchange Act (Check one):

  Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
                 Rule 12b-2 of the Exchange Act). Yes [_] No [X]


  The number of shares of common stock outstanding as of February 2, 2006, was
                                   8,143,191.

                                TABLE OF CONTENTS

                           ePlus inc. AND SUBSIDIARIES

Part I.  Financial Information:


        Item 1.   Financial Statements - Unaudited:

                        Condensed  Consolidated  Balance  Sheets as of March 31, 2005 and December 31, 2005                2

                        Condensed Consolidated Statements of Earnings, Three Months Ended December 31, 2004 and 2005       3

                        Condensed Consolidated Statements of Earnings, Nine Months Ended December 31, 2004 and 2005        4

                        Condensed Consolidated Statements of Cash Flows, Nine Months Ended December 31, 2004 and 2005      5

                        Notes to Unaudited Condensed Consolidated Financial Statements                                     7

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation                    11

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                              23

        Item 4.   Controls and Procedures                                                                                 23


Part II. Other Information:

        Item 1.   Legal Proceedings                                                                                       24

        Item 1A.  Risk Factors                                                                                            24

        Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                             27

        Item 3.   Defaults Upon Senior Securities                                                                         27

        Item 4.   Submission of Matters to a Vote of Security Holders                                                     27

        Item 5.   Other Information                                                                                       27

        Item 6.   Exhibits                                                                                                28


Signatures                                                                                                                29

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                             As of March 31, 2005   As of December 31, 2005
                                                                             --------------------   -----------------------
ASSETS
Cash and cash equivalents                                                     $       38,851,714     $       17,416,397
Accounts receivable, net of allowance for doubtful accounts
  of $1,959,049 and $2,238,904 as of March 31, 2005 and December 31,
  2005, respectively                                                                  93,555,462            120,003,176
Notes receivable                                                                         114,708                151,350
Inventories                                                                            2,116,855              3,671,913
Investment in leases and leased equipment - net                                      189,468,926            205,819,210
Property and equipment - net                                                           6,647,781              5,961,351
Other assets                                                                           3,859,791              3,708,287
Goodwill                                                                              26,125,212             26,125,212
                                                                             --------------------   -----------------------
TOTAL ASSETS                                                                  $      360,740,449     $      382,856,896
                                                                             ====================   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable - equipment                                                  $        8,965,022     $        5,961,928
Accounts payable - trade                                                              54,751,962             73,604,506
Salaries and benefits payable                                                          3,273,700              4,728,368
Accrued expenses and other liabilities                                                31,024,749             17,396,264
Income taxes payable                                                                          -               1,449,011
Recourse notes payable                                                                 6,264,897              7,000,000
Non-recourse notes payable                                                           114,838,994            134,411,118
Deferred tax liability                                                                 9,519,309              7,179,820
                                                                             --------------------   -----------------------
Total Liabilities                                                                    228,638,633            251,731,015

COMMITMENTS AND CONTINGENCIES (Note 7)                                                        -                      -

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
  none issued or outstanding                                                                  -                      -
Common stock, $.01 par value; 25,000,000 shares authorized;
  10,807,392 issued and 8,581,492 outstanding at March 31, 2005 and
  10,831,042 issued and 8,158,086 outstanding at December 31, 2005            $          108,074     $          108,310
Additional paid-in capital                                                            65,181,862             65,418,576
Treasury stock, at cost, 2,225,900 and 2,672,956 shares, respectively                (22,887,881)           (28,620,209)
Retained earnings                                                                     89,499,096             93,926,395
Accumulated other comprehensive income -
  Foreign currency translation adjustment                                                200,665                292,809
                                                                             --------------------   -----------------------
Total Stockholders' Equity                                                           132,101,816            131,125,881
                                                                             --------------------   -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $      360,740,449     $      382,856,896
                                                                             ====================   =======================

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                     2004                    2005
                                                                             --------------------    --------------------
REVENUES
Sales of product                                                              $      133,728,559      $      146,384,576
Lease revenues                                                                        11,147,094              13,758,427
Fee and other income                                                                   2,774,614               2,930,615
                                                                             --------------------    --------------------
TOTAL REVENUES                                                                       147,650,267             163,073,618
                                                                             --------------------    --------------------

COSTS AND EXPENSES

Cost of sales, product                                                               120,892,787             131,734,303
Direct lease costs                                                                     3,060,531               4,741,811
Professional and other fees                                                              600,484               2,464,259
Salaries and benefits                                                                 14,365,021              15,677,592
General and administrative expenses                                                    4,370,363               4,468,922
Interest and financing costs                                                           1,622,837               1,950,431
                                                                             --------------------    --------------------
TOTAL COSTS AND EXPENSES                                                             144,912,023             161,037,318
                                                                             --------------------    --------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                             2,738,244               2,036,300
                                                                             --------------------    --------------------

PROVISION FOR INCOME TAXES                                                             1,122,680                 824,701
                                                                             --------------------    --------------------
NET EARNINGS                                                                  $        1,615,564      $        1,211,599
                                                                             ====================    ====================

NET EARNINGS PER COMMON SHARE - BASIC                                         $             0.18      $             0.15
                                                                             ====================    ====================

NET EARNINGS PER COMMON SHARE - DILUTED                                       $             0.17      $             0.14
                                                                             ====================    ====================


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                            8,957,280               8,215,221
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                          9,375,666               8,890,948

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                                           Nine Months Ended
                                                                                              December 31,
                                                                                     2004                    2005
                                                                             --------------------    --------------------
REVENUES
Sales of product                                                              $      363,762,423      $      440,663,026
Lease revenues                                                                        35,213,926              36,968,881
Fee and other income                                                                   8,558,351               9,488,230
                                                                             --------------------    --------------------
TOTAL REVENUES                                                                       407,534,700             487,120,137
                                                                             --------------------    --------------------
COSTS AND EXPENSES

Cost of sales, product                                                               326,396,119             397,564,106
Direct lease costs                                                                     8,667,800              12,335,864
Professional and other fees                                                            5,180,734               5,188,068
Salaries and benefits                                                                 40,040,719              45,482,831
General and administrative expenses                                                   13,025,413              13,905,504
Interest and financing costs                                                           4,315,623               5,202,926
                                                                             --------------------    --------------------
TOTAL COSTS AND EXPENSES                                                             397,626,408             479,679,299
                                                                             --------------------    --------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                             9,908,292               7,440,838
                                                                             --------------------    --------------------

PROVISION FOR INCOME TAXES                                                             4,062,401               3,013,540
                                                                             --------------------    --------------------

NET EARNINGS                                                                  $        5,845,891      $        4,427,298
                                                                             ====================    ====================

NET EARNINGS PER COMMON SHARE - BASIC                                         $             0.65      $             0.53
                                                                             ====================    ====================
NET EARNINGS PER COMMON SHARE - DILUTED                                       $             0.62      $             0.49
                                                                             ====================    ====================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                            8,933,702               8,411,268
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                          9,358,693               8,992,035

See Notes to Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                           Nine Months Ended
                                                                                              December 31,
                                                                                     2004                    2005
                                                                             --------------------    --------------------
Cash Flows From Operating Activities:
     Net earnings                                                             $        5,845,891      $        4,427,298
     Adjustments to reconcile net earnings to net cash
       used in operating activities:
          Depreciation and amortization                                                7,887,206              12,673,230
          Write-off of non-recourse debt                                                (489,607)                (21,952)
          Provision for credit losses                                                    197,841                (279,855)
          Tax benefit of stock options exercised                                              -                   49,569
          Deferred taxes                                                                 832,315              (2,339,489)
          Payments from lessees directly to lenders                                   (3,100,205)             (5,644,747)
          (Gain) loss on disposal of property and equipment                               (3,766)                142,351
          Gain on disposal of  operating lease equipment                                (142,803)               (931,993)
          Changes in:
            Accounts receivable                                                      (57,464,540)            (26,354,060)
            Other receivable                                                             (91,816)                (36,642)
            Inventories                                                               (2,860,418)             (1,555,058)
            Decrease (increase) in investment in leases and leased equipment             906,856              (4,525,598)
            Other assets                                                              (2,226,429)                151,504
            Accounts payable - equipment                                              (4,511,283)             (2,958,889)
            Accounts payable - trade                                                  27,293,168              18,247,310
            Salaries and commissions payable, accrued
              expenses and other liabilities                                           5,505,703             (10,143,775)
                                                                             --------------------    --------------------
                     Net cash used in operating activities                           (22,421,887)            (19,100,796)
                                                                             --------------------    --------------------

Cash Flows From Investing Activities:
     Purchases of operating lease equipment                                          (10,569,185)            (22,577,625)
     Purchases of property and equipment                                              (2,237,600)             (1,927,303)
     Proceeds from sale of operating equipment                                           751,147               1,647,664
     Proceeds from sale of property and equipment                                             -                    1,620
     Cash used in acquisitions, net of cash acquired                                  (5,000,000)                     -
                                                                             --------------------    --------------------

          Net cash used in investing activities                                      (17,055,638)            (22,855,644)
                                                                             --------------------    --------------------

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

                                                                                     2004                    2005
                                                                             --------------------    --------------------
Cash Flows From Financing Activities:
     Borrowings:
        Non-recourse                                                          $       55,794,988      $       68,681,848
     Repayments:
        Non-recourse                                                                 (38,747,494)            (43,443,025)
     Purchase of treasury stock                                                         (701,258)             (5,732,328)
     Proceeds from issuance of capital stock, net of expenses                            450,935                 187,381
     Net borrowings on lines of credit                                                16,122,323                 735,103
                                                                             --------------------    --------------------
          Net cash provided by financing activities                                   32,919,494              20,428,979
                                                                             --------------------    --------------------

Effect of Exchange Rate Changes on Cash                                                   89,991                  92,144
                                                                             --------------------    --------------------

Net Decrease in Cash and Cash Equivalents                                             (6,468,040)            (21,435,317)

Cash and Cash Equivalents, Beginning of Period                                        25,155,011              38,851,714
                                                                             --------------------    --------------------

Cash and Cash Equivalents, End of Period                                      $       18,686,971      $       17,416,397
                                                                             ====================    ====================

Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                   $        2,258,823      $        2,093,575
                                                                             ====================    ====================
     Cash paid for income taxes                                               $        2,573,578      $        3,695,095
                                                                             ====================    ====================
     Non-Cash Investing Activities:
          Purchase of property and equipment included in accounts payable     $               -       $           24,203
                                                                             ====================    ====================


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

For the nine months ended December 31, 2004 and 2005, accumulated other comprehensive income increased $89,991 and $92,144, respectively, resulting in total comprehensive income of $5,935,882 and $4,519,442, respectively.

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K (No. 0-28926) for the year ended March 31, 2005. Operating results for the interim periods are not necessarily indicative of results for an entire year.

2. STOCK-BASED COMPENSATION

As of December 31, 2005, we had three stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations issued by the Financial Accounting Standards Board. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation:

                                                   Three Months Ended                   Nine Months Ended
                                                       December 31,                        December 31,
                                                       (unaudited)                         (unaudited)
                                                 2004              2005              2004               2005
                                            ---------------  ---------------    ---------------  ---------------
Net earnings, as reported                    $   1,615,564    $   1,211,599      $   5,845,891    $   4,427,298
Stock based compensation expense                  (202,919)        (202,051)          (911,217)        (627,321)
                                            ---------------  ---------------    ---------------  ---------------
Net earnings, pro forma                      $   1,412,645    $   1,009,548      $   4,934,674    $   3,799,977
                                            ===============  ===============    ===============  ===============

Basic earnings per share, as reported                $0.18            $0.15              $0.65            $0.53
Basic earnings per share, pro forma                  $0.16            $0.12              $0.55            $0.45
Diluted earnings per share, as reported              $0.17            $0.14              $0.62            $0.49
Diluted earnings per share, pro forma                $0.15            $0.11              $0.53            $0.42

3. INVESTMENTS IN LEASES AND LEASED EQUIPMENT - NET

Investments in leases and leased equipment - net consists of the following:

                                                                          As of
                                                           March 31, 2005      December 31, 2005
                                                                      (In Thousands)
                                                          ---------------------------------------
Investment in direct financing and sales-type leases-net   $        157,519     $        161,460
Investment in operating lease equipment-net                          31,950               44,359
                                                          ------------------   ------------------
                                                           $        189,469     $        205,819
                                                          ==================   ==================

Our net investment in leases is collateral for non-recourse and recourse equipment notes, if any.

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES

Our investment in direct financing and sales-type leases consists of the following:

                                                                          As of
                                                           March 31, 2005      December 31, 2005
                                                                      (In Thousands)
                                                          ---------------------------------------
Minimum lease payments                                     $        151,139     $        155,280
Estimated unguaranteed residual value (1)                            23,794               23,870
Initial direct costs, net of amortization (2)                         1,850                1,739
Less:  Unearned lease income                                        (16,208)             (16,374)
       Reserve for credit losses                                     (3,056)              (3,055)
                                                          ------------------   ------------------
Investment in direct finance and sales-type leases-net     $        157,519     $        161,460
                                                          ==================   ==================

(1) Includes estimated unguaranteed residual values of $801 and $950 as of March 31, 2005 and December 31, 2005, respectively, for direct financing SFAS 140 leases.

(2) Initial direct costs are shown net of amortization of $2,387 and $1,877 as of March 31, 2005 and December 31, 2005, respectively.


INVESTMENT IN OPERATING LEASE EQUIPMENT

Investment in operating lease equipment primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:

                                                                          As of
                                                           March 31, 2005      December 31, 2005
                                                                      (In Thousands)
                                                         ----------------------------------------
Cost of equipment under operating leases                  $         45,453      $         63,158
Less:  Accumulated depreciation and amortization                   (13,503)              (18,799)
                                                         ------------------    ------------------
Investment in operating lease equipment-net               $         31,950      $         44,359
                                                         ==================    ==================

4. PROVISION FOR CREDIT LOSSES

As of March 31 and December 31, 2005, our provision for credit losses was $5,014,905 and $5,294,234, respectively. Our provision for credit losses are segregated between our accounts receivable and our lease-related assets as follows (in thousands):
                                   Accounts      Lease-Related
                                  Receivable        Assets            Total
                               ---------------  ---------------  ---------------
Balance April 1, 2004           $       1,584    $       3,146    $       4,730

Bad Debts Expense                       1,131               -             1,131
Recoveries                               (350)              -              (350)
Write-offs and other                     (406)             (90)            (496)
                               ---------------  ---------------  ---------------
Balance March 31, 2005                  1,959            3,056            5,015
                               ---------------  ---------------  ---------------

Bad Debts Expense                         982               -               982
Recoveries                               (202)              -              (202)
Write-offs and other                     (500)              (1)            (501)
                               ---------------  ---------------  ---------------
Balance December 31, 2005       $       2,239    $       3,055    $       5,294
                               ===============  ===============  ===============

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

The accounting policies of the financing and technology sales business units are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies," in our 2005 Form 10-K. Corporate overhead expenses are allocated on the basis of revenue volume, or estimates of actual time spent by corporate staff, or asset utilization, depending on the type of expense. Certain items have been reclassified in the three- and nine-month periods ended December 31, 2004 to conform to the December 31, 2005 presentation.

                                                    Financing       Technology Sales
                                                   Business Unit      Business Unit           Total
                                                 -----------------  -----------------  -----------------
Three months ended December 31, 2004
Sales of product                                  $       702,699    $   133,025,860    $   133,728,559
Lease revenues                                         11,147,094                 -          11,147,094
Fee and other income                                      492,001          2,282,613          2,774,614
                                                 -----------------  -----------------  -----------------
     Total revenues                                    12,341,794        135,308,473        147,650,267
Cost of sales                                             676,116        120,216,671        120,892,787
Direct lease costs                                      3,060,531                 -           3,060,531
Selling, general and administrative expenses            5,196,957         14,138,911         19,335,868
                                                 -----------------  -----------------  -----------------
Segment earnings                                        3,408,190            952,891          4,361,081
Interest expense                                        1,418,530            204,307          1,622,837
                                                 -----------------  -----------------  -----------------
     Earnings before income taxes                 $     1,989,660    $       748,584    $     2,738,244
                                                 =================  =================  =================
Assets as of December 31, 2004                    $   202,861,730    $   151,471,799    $   354,333,529
                                                 =================  =================  =================

Three months ended December 31, 2005
Sales of product                                  $     1,069,202    $   145,315,374    $   146,384,576
Lease revenues                                         13,758,427                 -          13,758,427
Fee and other income                                      153,199          2,777,416          2,930,615
                                                 -----------------  -----------------  -----------------
     Total revenues                                    14,980,828        148,092,790        163,073,618
Cost of sales                                             779,060        130,955,243        131,734,303
Direct lease costs                                      4,741,811                 -           4,741,811
Selling, general and administrative expenses            5,490,791         17,119,982         22,610,773
                                                 -----------------  -----------------  -----------------
Segment earnings                                        3,969,166             17,565          3,986,731
Interest expense                                        1,807,764            142,667          1,950,431
                                                 -----------------  -----------------  -----------------
     Earnings before income taxes                 $     2,161,402    $      (125,102)   $     2,036,300
                                                 =================  =================  =================
Assets as of December 31, 2005                    $   273,979,436    $   108,877,460    $   382,856,896
                                                 =================  =================  =================

Nine months ended December 31, 2004
Sales of product                                  $     2,443,502    $   361,318,921    $   363,762,423
Lease revenues                                         35,213,926                 -          35,213,926
Fee and other income                                    1,927,268          6,631,083          8,558,351
                                                 -----------------  -----------------  -----------------
     Total revenues                                    39,584,696        367,950,004        407,534,700
Cost of sales                                           2,302,364        324,093,755        326,396,119
Direct lease costs                                      8,667,800                 -           8,667,800
Selling, general and administrative expenses           16,045,118         42,201,748         58,246,866
                                                 -----------------  -----------------  -----------------
Segment earnings                                       12,569,414          1,654,501         14,223,915
Interest expense                                        3,984,492            331,131          4,315,623
                                                 -----------------  -----------------  -----------------
       Earnings before income taxes               $     8,584,922    $     1,323,370    $     9,908,292
                                                 =================  =================  =================
Assets as of December 31, 2004                    $   202,861,730    $   151,471,799    $   354,333,529
                                                 =================  =================  =================

Nine months ended December 31, 2005
Sales of product                                  $     3,150,694    $   437,512,332    $   440,663,026
Lease revenues                                         36,968,881                 -          36,968,881
Fee and other income                                      953,714          8,534,516          9,488,230
                                                 -----------------  -----------------  -----------------
  Total revenues                                       41,073,289        446,046,848        487,120,137
Cost of sales                                           3,033,509        394,530,597        397,564,106
Direct lease costs                                     12,335,864                 -          12,335,864
Selling, general and administrative expenses           16,395,638         48,180,765         64,576,403
                                                 -----------------  -----------------  -----------------
Segment earnings                                        9,308,278          3,335,486         12,643,764
Interest expense                                        4,861,126            341,800          5,202,926
                                                 -----------------  -----------------  -----------------
     Earnings before income taxes                 $     4,447,152    $     2,993,686    $     7,440,838
                                                 =================  =================  =================
Assets as of December 31, 2005                    $   273,979,436    $   108,877,460    $   382,856,896
                                                 =================  =================  =================

6. EARNINGS PER SHARE

The weighted average number of common shares used in determining basic and diluted net income per share for the three and nine months ended December 31, 2004 and 2005 are as follows:

                                            Three Months Ended          Nine Months Ended
                                                December 31,                December 31,
                                             2004         2005           2004         2005
                                         -----------  -----------    -----------  -----------
Basic common shares outstanding           8,957,280    8,215,221      8,933,702    8,411,268
Common stock equivalents                    418,386      675,727        424,991      580,767
                                         -----------  -----------    -----------  -----------
Diluted common shares outstanding         9,375,666    8,890,948      9,358,693    8,992,035
                                         ===========  ===========    ===========  ===========

7. COMMITMENTS AND CONTINGENCIES

We are involved in three lawsuits concerning a lessee named Cyberco Holdings, Inc. who was allegedly perpetrating a fraud. The schedules were all non-recourse to us; however, the underlying lenders are seeking repayment. We are engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management believes that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

In addition, we are the plaintiff in a lawsuit filed against SAP America, Inc. and SAP AG whereby we are alleging patent infringement. For the quarter ended December 31, 2005, we incurred $1,600,130 in legal fees seeking to enforce our patent.

8. RELATED PARTIES

On December 23, 2004, we entered into an office lease agreement with Norton Building 1, LLC, the Landlord, pursuant to which we lease 50,322 square feet for use as our principal headquarters. The property is located at 13595 Dulles Technology Drive, Herndon, Virginia. The term of the lease is for five years with one five-year renewal option. The annual base rent is $19.50 per square foot for the first year, with a rent escalation of three percent per year for each year thereafter. Phillip G. Norton is the Trustee of Norton Building 1, LLC and is Chairman of the Board, President, and Chief Executive Officer of ePlus inc. The lease is at or below market taking into consideration the rental charges and the ability to terminate the lease. For the three and nine months ended December 31, 2005, rent expense paid to the Landlord was $219,263 and $657,788, respectively.

During the quarter ended June 30, 2005, we reimbursed the landlord for certain construction costs in the amount of $280,163, which are being amortized over the lease term.

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

Overview

Certain statements contained herein are not based on historical fact, but are forward-looking statements that are based upon numerous assumptions about future conditions that may not occur. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. These risks and uncertainties include, but are not limited to, the existence of demand for, and acceptance of, our services, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting our business that are beyond our control. We undertake no obligation and do not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances. See "Part II. Other Information - Item 1A. Risk Factors."

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

Our total sales and marketing staff at our 30 locations in the United States consisted of 206 people as of December 31, 2005.

On May 28, 2004, we purchased certain assets and assumed certain liabilities of Manchester Technologies, Inc. The acquisition added to our IT reseller and professional services business. Approximately 125 former Manchester Technologies, Inc. personnel have been hired by ePlus as part of the transaction and are located in four established offices, two in metropolitan New York, one in South Florida and one in Baltimore. These IT reseller activities and services, and the associated expenses with this business acquisition have substantially increased our expenses, and our ability to sell these products and services is expected to fluctuate depending on the customer demand for these products and services. The products and services from this acquisition are included in our technology sales business unit segment, and are combined with our other sales of IT products and services.

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

SOFTWARE SALES AND RELATED COSTS. Revenue from hosting arrangements is recognized in accordance with Emerging Issues Task Force ("EITF") 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." Hosting arrangements that are not in the scope of SOP 97-2 require that allocation of the portion of the fee allocated to the hosting elements be recognized as the service is provided. Currently, the majority of our software revenues are generated through hosting agreements.

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

At the time of each sale transaction, we make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction and our collection experience in similar transactions without making concessions, among other factors. Our software license agreements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software agreements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as "service transactions" under SOP 97-2, we record revenue separately for the license and service elements of these agreements. Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software agreements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, we may estimate the stage of completion of contracts with fixed or "not to exceed" fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

We generally use the residual method to recognize revenues from agreements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (e.g., maintenance, consulting and training services) based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenues based upon our recent pricing for those services when sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term and customer location. We review services revenues sold separately and maintenance renewal rates on a periodic basis and update, when appropriate; our VSOE of fair value for such services to ensure that it reflects our recent pricing experience.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and Internet-based support, updates and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract (usually one year) on a straight-line basis.

When consulting qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-price contracts are generally recognized using the percentage-of-completion method. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

Training   services   include  on-site   training,   classroom   training,   and
computer-based training and assessment. Training revenues are recognized as the related training services are provided.

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

RESERVE FOR CREDIT LOSSES. The reserve for credit losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis). Our allowance also includes consideration of uncollectible vendor receivables which arise from vendor rebate programs and other promotions.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. We have capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of property and equipment - net. Capitalized costs, net of amortization, totaled $615,526 and $639,896 and as of March 31, 2005 and December 31, 2005, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying condensed consolidated balance sheets as a component of other assets. We had $1,193,657 and $1,001,955 of capitalized costs, net of amortization, as of March 31, 2005 and December 31, 2005, respectively.

RESULTS OF OPERATIONS - Three and Nine Months Ended December 31, 2005 Compared to Three and Nine Months Ended December 31, 2004

Total revenues generated by us during the three-month period ended December 31, 2005 were $163,073,618 compared to revenues of $147,650,267 in the comparable period in the prior fiscal year, an increase of 10.4%. The increase is primarily the result of increased sales of product and leased equipment. Total revenues generated by us during the nine-month period ended December 31, 2005 were $487,120,137 compared to revenues of $407,534,700 in the comparable period in the prior fiscal year, an increase of 19.5%. Our revenues are composed of sales, leases, and other revenue, and may vary considerably from period to period. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS."

Sales of product revenues are generated primarily through our technology sales business unit subsidiaries. Sales of product consist primarily of sales of new equipment and service engagements. Many customers purchase from us using a contract vehicle known as a Master Purchase Agreement ("MPA") in which the terms and conditions of our relationship are stipulated. Some MPAs contain pricing arrangements known as cost plus arrangements. However, the MPAs do not contain purchase volume commitments and most have 30 day termination for convenience clauses. In addition, many of our customers place orders using purchase orders without an MPA in place. There is no guarantee that our sales of product volume can be maintained or increased.

Sales of product represented 89.8% and 90.6% of total revenue for the three months ended December 31, 2005 and December 31, 2004, respectively. Sales of product increased 9.5% to $146,384,576 during the three-month period ended December 31, 2005, as compared to $133,728,559 in the comparable period in the prior fiscal year. Our top ten customers accounted for 33.1% of sales of product for the quarter ended December 31, 2005, as compared to 25.6% for the same period in the prior fiscal year. For the nine-month period ended December 31, 2005, sales of product increased 21.1% to $440,663,026 from $363,762,423 generated in the comparable period in the prior fiscal year. The increase was a result of higher sales within our technology sales business unit subsidiaries primarily due to organic growth within our existing customer base and due to an addition of approximately 245 customers during the quarter ended December 31, 2005.

A substantial portion of our sales of product is from sales of Hewlett Packard and CISCO products which represents approximately 29.0% and 23.0%, respectively, for the quarter ended December 31, 2005.

Included in the sales of product in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. Our service engagements are generally governed by Statements of Work and/or Master Service Agreements. They are primarily fixed fee, however, some agreements are time and materials or estimates. We realized a gross margin on sales of product of 10.0% and 9.8% for the three and nine months ended December 31, 2005, respectively, and 9.6% and 10.3% for the three and nine months ended December 31, 2004, respectively. Our gross margin on sales of product is affected by the mix and volume of products sold and competitive pressure in the marketplace.

Our lease revenues increased 23.4% to $13,758,427 for the three-month period ended December 31, 2005 compared to $11,147,094 in the comparable period in the prior fiscal year. For the nine-month period ended December 31, 2005, lease revenues increased 5.0% to $36,968,881 compared to $35,213,926 during the comparable period in the prior fiscal year. For both the three and nine month periods the increase in revenue is predominantly due to an increase in our operating lease portfolio combined with a rise in the sale of leased equipment.

For the three months ended December 31, 2005, fee and other income increased 5.6% to $2,930,615 as compared to $2,774,614 in the comparable period in the prior fiscal year. For the nine months ended December 31, 2005, fee and other income increased 10.9% to $9,488,230, as compared to $8,558,351 in the comparable period in the prior fiscal year. This is a result of an increase in professional services, predominately programming, hosting, and procurement services provided by our technology business unit. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation, and interest income. Our fee and other income includes earnings from certain transactions that are in our normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

For the three months ended December 31, 2005, cost of sales, product increased 9.0% to $131,734,303 as compared to $120,892,787 in the comparable period in the prior fiscal year. This is primarily attributable to the correlating increase in sales of product. For the nine months ended December 31, 2005, cost of sales, product increased 21.8% to $397,564,106 as compared to $326,396,119 in the comparable period in the prior fiscal year.

A significant reduction in cost of sales is generated through programs provided by manufacturers. The programs are generally governed by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs what types of product we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or requirements as the manufacturers may specify. The authorizations are costly to maintain and these programs continually change and there is no guarantee of future reductions of costs provided by these programs. We currently maintain the following authorization levels with our major manufacturers:

         Manufacturer                Manufacturer Authorization Level
------------------------------- --------------------------------------------
Hewlett Packard                 HP Platinum/VPA (National)
Cisco Systems                   Cisco Gold DVAR (National)
Microsoft                       Microsoft Gold (National)
Sun Microsystems                Sun iForce Strategic Partner (National)
IBM                             IBM Platinum (National)
Lenovo                          Lenovo Platinum (National)
Network Appliance, Inc.         NetApp Platinum
Citrix Systems, Inc.            Citrix Gold (National)

Our direct lease costs increased 54.9% and 42.3% to $4,741,811 and $12,335,864 during the three- and nine-month periods ended December 31, 2005, respectively, as compared to the comparable periods in the prior fiscal year. The increase is the result of an increase in lease depreciation, specifically depreciation on the larger volume of operating lease assets for this period.

Professional and other fees increased for the three-month period ended December 31, 2005 over the previous year by 310.4%, or $1,863,775. The increase for the three-month period is primarily due to increased expenses related to our pursuit of patent-infringement litigation against SAP America, Inc. and SAP AG, which was filed in April 2005. In the three-month period ended December 31, 2004, there was no expense related to patent-infringement litigation due to our deferral of the expense as a result of our settlement of the patent-infringement litigation against Ariba Inc. in the subsequent quarter. In the three month period ended December 31, 2005, the expense related to patent-infringement litigation was $1,600,130.

In the nine-month period ended December 31, 2005, professional and other fees increased 0.1%, or $7,334 from the comparable period in the prior fiscal year. Although legal expenses increased for the nine-month period ending December 31, 2005, there was a reduction in expenses for outside services. This reduction was due to payments made to Manchester Technologies, Inc. during the nine-month period ending December 31, 2004 for professional services rendered by people that became our employees in a subsequent period, as well as a transition team that was involved in the purchase of Manchester Technologies, Inc. In the nine-month period ended December 31, 2004 and December 31, 2005, the expense related to patent-infringement litigation was $1,053,625, and $2,411,586, respectively.

Salaries and benefits expenses increased 9.1% and 13.6% to $15,677,592 and $45,482,831, during the three and nine-month periods ended December 31, 2005, respectively, as compared to the same periods in the prior fiscal year. These increases are due in part to an increase in benefit costs and an increase in the average number of employees. We employed approximately 670 people as of December 31, 2005, as compared to 632 people at December 31, 2004.

Our general and administrative expenses increased 2.3% to $4,468,922 during the three months ended December 31, 2005, as compared to the same period in the prior fiscal year. For the nine months ended December 31, 2005, general and administrative expenses increased 6.8% to $13,905,504 as compared to the same period in the prior fiscal year. The year-to-date increases are largely due to expenses relating to higher sales volume and depreciation costs for new capital acquisitions.

Interest and financing costs incurred by us for the three and nine-month periods ended December 31, 2005 increased 20.2% and 20.6% to $1,950,431 and $5,202,926, respectively. This is partially due to an increase in our non-recourse debt portolio from $125,185,660 on December 31, 2004 to $134,411,118 on December 31, 2005. Additionally, interest rates on new debt have been slowly increasing during this period. Interest and financing costs include interest costs on our lease-specific and general working capital indebtedness.

Our provision for income taxes decreased to $824,701 for the three months ended December 31, 2005 from $1,122,680 for the three months ended December 31, 2004, reflecting effective income tax rates of 40.5% and 41.0%, respectively. Our provision for income taxes decreased to $3,013,540 for the nine-month period ended December 31, 2005 from $4,062,401 for the nine-month period ended December 31, 2004. This decrease was due to reduced pre-tax earnings.

The foregoing resulted in an 25.0% decrease in net earnings to $1,211,599 for the three-month period ended December 31, 2005 as compared to the same period in the prior fiscal year and a 24.3% decrease in net earnings to $4,427,298 for the nine-month period ended December 31, 2005. Basic and fully diluted earnings per common share were $0.15 and $0.14 for the three months ended December 31, 2005, respectively, as compared to $0.18 and $0.17 for the three months ended December 31, 2004, respectively. Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2005 were 8,215,221 and 8,890,948, respectively. For the three months ended December 31, 2004, the basic and diluted weighted average shares outstanding were 8,957,280 and 9,375,666, respectively. Basic and fully diluted earnings per common share were $0.53 and $0.49 for the nine months ended December 31, 2005, as compared to $0.65 and $0.62 for the nine months ended December 31, 2004. Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2005 were 8,411,268 and 8,992,035, respectively. For the nine months ended December 31, 2004, the basic and diluted weighted average shares outstanding were 8,933,702 and 9,358,693, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended December 31, 2005, we used cash in operating activities of $19,100,796 and used cash in investing activities of $22,855,644. Cash flows generated by financing activities amounted to $20,428,979 during the same period. The effect of exchange rate changes during the period generated cash flows of $92,144. The net effect of these cash flows was a net decrease in cash and cash equivalents of $21,435,317 during the nine-month period. During the same period, our total assets increased $22,116,447, or 6.1%. The cash balance at December 31, 2005 was $17,416,397 as compared to $38,851,714 at March 31, 2005. The decline of the cash balance is a result of the need for additional working capital due to higher sales volume and lease portfolio growth.

Accounts receivable increased from $93,555,462 as of March 31, 2005, to $120,003,176 as of December 31, 2005, an increase of 28.3%. This is primarily the result of a 24.9% increase in sales of product over the three-month period ended December 31, 2005 compared to the three-month period ended March 31, 2005.

Inventories increased 73.5% to $3,671,913 as of December 31, 2005, from $2,116,885 as of March 31, 2005. This increase was a result of sales orders in the configuration process from several of our large customers.

Our debt financing activities typically provide approximately 80% to 100% of the purchase price of the equipment purchased by us for lease to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flow from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. During the nine-month period ended December 31, 2005, our lease-related non-recourse debt portfolio increased 17.0% to $134,411,118.

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

Our "Accounts payable - equipment" represents equipment costs that have been placed on a lease schedule, but for which the Company has not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of December 31, 2005, we had $5,961,928 of unpaid equipment cost, as compared to $8,965,022 at March 31, 2005.

Our "Accounts payable - trade" increased 34.4% from $54,751,962 to $73,604,506 due to an increase in sales of product and, consequently, an increase in cost of goods sold, product from our technology business unit. This increase in purchases subsequently increased our trade payables.

Our "Accrued expenses and other liabilities" includes deferred income and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of December 31, 2005, we had $17,396,264 of accrued expenses and other liabilities.

Credit Facility - Leasing Business
----------------------------------

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

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company. Borrowings under the credit facility bear interest at London Interbank Offered Rates ("LIBOR") plus an applicable margin or, at our option, the Alternate Base Rate ("ABR") plus an applicable margin. The ABR is the higher of the Agent bank's prime rate or Federal Funds plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of December 31, 2005, we had an outstanding balance of $7.0 million on the facility.

In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. We were in compliance with these covenants as of December 31, 2005.

Credit Facility - Technology Business
-------------------------------------

ePlus Technology, inc. has a financing facility from GE Commercial Distribution Finance Corporation ("GECDF") to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: a floor plan component and an accounts receivable component. The principal amounts outstanding of the two components may not exceed, in the aggregate, $75 million. However, the accounts receivable component has a sub-limit of $20 million.

Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with these covenants as of December 31, 2005.

On July 22, 2005, the GECDF facility was modified to include a temporary credit limit increase of up to $25 million to a maximum balance of $75 million through July 31, 2005 after which the seasonal uplift period began which increased limit was $75 million. On November 14, 2005, the facility agreement was amended to eliminate the seasonal uplift period and permanently increase the aggregate limit of the two components to $75 million, which includes a sub-limit of the accounts receivable component of $20 million.

The facility provided by GECDF requires a guaranty of up to $10,500,000 by ePlus inc. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and is an operational function of our accounts payable process.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products is financed through a floor plan component in which interest expense for the first thirty- to forty-five days, in general, is not charged but is paid by the manufacturer/distributor. The floor plan liabilities are recorded as accounts payable - trade, as they are normally repaid within the thirty- to forty-five day time-frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the thirty- to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances were as follows:

      Maximum                                Maximum
  Credit Limit at     Balance as of      Credit Limit at          Balance as of
   March 31, 2005     March 31, 2005    December 31, 2005      December 31, 2005
--------------------------------------------------------------------------------
 $    75,000,000      $    32,978,262    $    75,000,000        $   41,510,745


Accounts Receivable Component

In addition to the floor plan component, ePlus Technology, inc. has an accounts receivable component from GECDF. At the due date of the invoices financed on the floor plan component, the invoices are paid by the Accounts Receivable Component. The balance on the Accounts Receivable Component is then reduced by collections from our customers and our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable.

The  respective   accounts   receivable   component  credit  limits  and  actual
outstanding balances were as follows:

      Maximum                                Maximum
  Credit Limit at     Balance as of      Credit Limit at         Balance as of
   March 31, 2005     March 31, 2005    December 31, 2005      December 31, 2005
--------------------------------------------------------------------------------
 $    15,000,000      $    6,263,471     $    20,000,000        $    0

In some circumstances, mostly with state governments, we may provide certain customers with guarantees of our performance, which are generally backed by surety bonds that typically range from $50,000 to $500,000. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations. We are in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our consolidated results of operations or financial position.

On November 17, 2004, a stock purchase program was authorized by our Board of Directors. This program authorized the repurchase of up to 3,000,000 shares of our outstanding common stock over a period of time ending no later than November 17, 2005 and was limited to a cumulative purchase amount of $7,500,000. On March 2, 2005, our Board of Directors approved an increase, from $7,500,000 to $12,500,000, for the maximum total cost of shares that could be purchased. Our Board of Directors authorized another stock repurchase program effective November 17, 2005 for the repurchase of up to 3,000,000 shares of our outstanding common stock, over a twelve-month period ending November 17, 2006, with a cumulative purchase limit of $12,500,000.

During the three months ended December 31, 2005 and 2004, we repurchased 276,756 and 19,032 shares of our outstanding common stock for $3,656,118 and $208,705, respectively. During the nine months ended December 31, 2005 and 2004, we repurchased 447,056 and 58,032 shares of our outstanding common stock for $5,732,329 and $701,257, respectively. Since the inception of our initial repurchase program on September 20, 2001, and as of December 31, 2005, we had repurchased 2,672,956 shares of our outstanding common stock at an average cost of $10.71 per share for a total of $28,620,209.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, timing and mix of specific transactions and other factors. See "Part II. Other Information - Item 1A. Risk Factors." Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities that are subject to fluctuations in interest rates. These instruments were entered into for other than trading purposes, are denominated in U.S. Dollars, and, with the exception of amounts drawn under the National City Bank and GE Commercial Distribution Finance Corporation facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GE Commercial Distribution Finance Corporation facilities bear interest at a market-based variable rate. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of December 31, 2005, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in three lawsuits arising from four separate leasing schedules with a lessee named Cyberco Holdings, Inc. ("Cyberco"). The Cyberco principals were allegedly perpetrating a scam. Cyberco, related affiliates, and at least one principal are in Chapter 7 bankruptcy, and no future lease payments are expected. The first two lawsuits, both in the U.S.D.C. for the Southern District of New York, involve three of the schedules, which we had assigned on a non-recourse basis to GMAC Commercial Finance, LLC ("GMAC"). On January 4, 2005, GMAC filed suit against us seeking repayment of the underlying non-recourse promissory note, which is approximately $10,646,000. The same day, we filed suit against GMAC, Travelers Property Casualty Company of America ("Travelers") and Banc of America Leasing and Capital, LLC ("BoA"), seeking a declaratory judgment that any potential liability is covered by our liability policy with Travelers, and that we have no liability to GMAC or BoA. The two cases have been administratively consolidated, and we subsequently dismissed BoA from the suit. On February 9, 2006, the court granted summary judgment for Travelers, determining that our claim was not covered by our insurance policies. We are preparing an appeal of that decision. The ultimate decision on insurance coverage will apply to the claims filed both by GMAC and by BoA. Our suit against GMAC is proceeding, and we expect that this spring the court will set a trial date for the remaining issues.

The third lawsuit, which stems from the remaining schedule between Cyberco and us, is between BoA and us in the Circuit Court for Fairfax County, Virginia. We sold the schedule to BoA under a Program Agreement. BoA seeks to recover its loss of approximately $3,063,000. The bulk of discovery is expected to begin in February 2006. We are rigorously asserting our defense in this lawsuit and believe that we have no liability to BoA.

We also settled a fourth lawsuit (unrelated to the Cyberco matter above) this quarter. On or about November 22, 2002, General Electric Capital Corporation ("GECC") filed suit against us in state court in New York, which we removed to the U.S.D.C. for the Southern District of New York. GECC alleged that we were liable to it under a non-recourse loan between our and GECC's respective predecessors-in-interest. GECC's complaint demanded $2,632,830, plus interest, late charges and attorneys' fees. On or about March 23, 2005, the court denied GECC's motion for summary judgment. On or about January 7, 2006, the suit was settled. The terms of the settlement provided that ePlus pay to GECC $12,000, and there was no concession of liability by either party.


Item 1A.  Risk Factors

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

     - we do not have long-term supply or guaranteed price agreement with our vendors. In addition, we do not have guaranteed purchase volume commitments from our customers;

     - direct marketing to end-users, rather than through reseller such as ourselves, by manufacturers such as Hewlett Packard, IBM, and Lenovo may affect future sales. Many competitors compete principally on the basis of price and may have lower costs than us and, therefore, current gross margins may not be maintainable;

     -    inventory and accounts receivable financing may not be available;

     -    our earnings may fluctuate;

     -    we are dependent upon our current management team;

     - we are dependent upon the reliability of our information, telecommunication and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. Interruption of our information systems, Internet or telecommunications systems could have a material adverse effect on our business, financial condition, cash flows or results of operations;

     - despite the non-recourse nature of the loans financing our activities, non-recourse lenders have in the past, and currently, brought suit when the underlying transaction turns out poorly for the lenders, such as in the case of a suit recently resolved in our favor when the lessee of equipment filed a bankruptcy petition and the bankruptcy court ruled there was no true lease. We have vigorously defended such cases in the past and will do so in the future and believe investors should be aware that such suits are normal risks, and the cost of defense are normal costs, of our leasing activities;

     - we have the potential to acquire entities with either unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 or that we may not fully understand their business;

     - our disclosure controls and procedures and our internal controls over financial reporting may not be effective to detect all errors or to detect and deter wrongdoing, fraud or improper activities in all instances;

     - treating stock options and employee stock purchase plan participation as a compensation expense could significantly impair our ability to maintain profitability; and

     - our assessment as to the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 may cause our operating expenses to increase thus affecting our business, financial condition, cash flows or results of operations. In addition, if we are unable to certify the adequacy of our internal controls and our independent auditors are unable to attest thereto, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                                                                                  Total number of
                                                                                  shares purchased      Maximum number
                                                     Total number                   as part of         of shares that may
                                                      of shares      Average         publicly           yet be purchased
                                                      purchased     price per      announced plans     under the plans
                    Period                               (1)          share          or programs         or programs
-------------------------------------------------------------------------------------------------------------------------
April 1, 2005 through April 30, 2005                   30,000        $  11.20          30,000              621,212    (2)
May 1, 2005 through May 31, 2005                       25,000        $  11.97          25,000              557,577    (3)
June 1, 2005 through June 30, 2005                         -         $  12.45              -               536,342    (4)
July 1, 2005 through July 31, 2005                     49,300        $  12.70          49,300              476,890    (5)
August 1, 2005 through August 31, 2005                 20,000        $  12.86          20,000              450,693    (6)
September 1, 2005 through September 30, 2005           46,000        $  12.76          46,000              409,293    (7)
October 1, 2005 through October 31, 2005              230,685        $  13.27         230,685              166,335    (8)
November 1, 2005 through November 17, 2005             19,051        $  13.76          19,051              141,384    (9)
November 18, 2005 through Novembeer 30, 2006            2,800        $  14.27           2,800              873,163   (10)
December 1, 2005 through December 31, 2005             24,220        $  13.99          24,220              866,318   (11)

(1)  All shares acquired were in open-market purchases.

(2)  The share  purchase  authorization  in place for the month ended April 30, 2005 had purchase limitations on both the number of shares  (3,000,000) as well as a total  dollar  cap  ($12,500,000).  As of  April  30, 2005, the remaining authorized dollar amount to purchase shares was $6,960,058 and, based on April's average price per share of $11.204,
     621,212 represents the maximum shares that may yet be purchased.
(3)  The share purchase authorization in place for the month ended  May 31, 2005  had purchase  limitations  on both  the number of shares  (3,000,000) as well  as a total  dollar  cap  ($12,500,000).  As of  May 31, 2005,  the  remaining authorized  dollar amount to purchase  shares was $6,675,308 and, based on May's average price per share of $11.972,
     557,577  represents  the maximum shares that may yet be purchased.
(4)  The share purchase authorization in place for the month  ended June 30, 2005  had purchase  limitations on  both the number of shares  (3,000,000) as  well as a total  dollar cap  ($12,500,000).  As  of June 30, 2005,  the  remaining authorized  dollar amount to purchase shares was $6,675,308 and, based on June's average price per share of $12.446,
     536,342  represents the maximum shares that may yet be purchased.
(5)  The share purchase authorization in place for  the month ended July 31, 2005 had  purchase  limitations on  both the number of shares  (3,000,000) as well  as a total  dollar cap  ($12,500,000).  As of  July 31, 2005,  the  remaining authorized  dollar amount to purchase shares was $6,056,503 and, based on July's average price per share of $12.700,
     476,890  represents the maximum shares that may yet be purchased.
(6)  The share  purchase  authorization in place for the month ended August 31, 2005 had purchase limitations on both the number of shares  (3,000,000) as well as a total  dollar  cap  ($12,500,000).  As of August  31, 2005, the remaining authorized  dollar  amount to  purchase shares  was  $5,796,808 and,  based on August's  average price per  share of
     $12.862, 450,693  represents the maximum shares that may yet be purchased.
(7)  The share purchase authorization in place for the month ended September 30, 2005  had purchase  limitations on  both the  number of  shares (3,000,000) as  well  as a  total dollar  cap ($12,500,000).  As of  September 30, 2005,  the remaining authorized dollar amount to purchase shares  was $5,221,348  and, based on  September's average  price per share of $12.757, 409,293 represents the maximum shares that may yet be purchased.
(8)  The share purchase authorization in place for the month ended October 31, 2005 had purchase limitations on  both the number of shares  (3,000,000) as well as a total  dollar cap  ($12,500,000).  As of October 31,  2005, the remaining authorized  dollar  amount to  purchase shares  was $2,207,597 and,  based on October's  average price per  share of
     $13.272, 166,335 represents the maximum shares that may yet be purchased.
(9)  The share purchase authorization in place during the period of November 1-17, 2005 had  purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of November 17, 2005, the remaining authorized dollar amount to purchase shares was $1,945,422 and, based  on this period's  average price per  share of
     $13.761, 141,384 represents the maximum shares that may yet be purchased.
(10) The share purchase authorization in place beginning November 18, 2005 had purchase limitations on both the number of shares  (3,000,000) as  well as  a  total dollar  cap ($12,500,000). For  the  period of  November 18-30, 2005,  the remaining authorized dollar amount to purchase shares was $12,460,034 and, based on this period's average price  per share of $14.274, 873,163 represents the maximum shares that may yet be purchased.
(11) The share purchase authorization in place for the month ended December 31, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar  cap ($12,500,000).  As of  December 31, 2005, the  remaining authorized dollar amount to purchase shares  was $12,119,788 and,  based on  December's average  price per  share of
     $13.990, 866,318 represents the maximum shares that may yet be purchased.


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

                                   ePlus inc.


Date: February 14, 2006            /s/ PHILLIP G. NORTON
                                   ---------------------------------------------
                                   By: Phillip G. Norton, Chairman of the Board,
                                   President and Chief Executive Officer



Date: February 14, 2006            /s/ STEVEN J. MENCARINI
                                   ---------------------------------------------
                                   By: Steven J. Mencarini
                                   Chief Financial Officer