Form 10-K
period 2006-03-31
EPLUS INC
filed 2007-08-16
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___to___.

Commission file number: 0-28926

ePlus inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1817218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13595 Dulles Technology Drive, Herndon, VA 20171-3413
(Address, including zip code, of principal offices)

Registrant’s telephone number, including area code: (703) 984-8400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”
in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2005 was $59,854,541. The outstanding number of shares of common stock of ePlus as of July 31, 2007, was 8,231,741.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

None

Page

Cautionary Language About Forward-Looking Statements	2
Explanatory Note	3

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “will,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on our behalf. Any such statement speaks only as of the date the statement was made. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.  Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below.

Although we have been offering information technology (“IT”) financing since 1990 and direct marketing of IT products since 1997, our comprehensive set of solutions—the bundling of our direct IT sales, professional services, and financing with our proprietary software—has been available since 2002. Consequently, we may encounter some of the challenges, risks, difficulties, and uncertainties frequently faced by companies providing new and/or bundled solutions in an evolving market. Some of these challenges relate to our ability to:

•	manage the diverse product set of rapidly-evolving solutions in highly-competitive markets;

•	increase the total number of users of bundled services by cross-selling within our customer base and gain new customers;

•	adapt to meet changes in markets and competitive developments;

•	maintain and increase advanced professional services by retaining highly-skilled personnel and vendor certifications;

•	integrate with external IT systems including those of our customers and vendors; and

•	continue to update our software and technology to enhance the features and functionality of our products.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks, and uncertainties.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document.

Explanatory Note

This Annual Report on Form 10-K contains the restatement of our Consolidated Balance Sheet as of March 31, 2005 and our Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years ended March 31, 2005 and 2004, for each of the four quarters in the fiscal year ended March 31, 2005 and for the first three quarters in the fiscal year ended March 31, 2006 for the effects of errors in accounting for stock options and other items.  See Note 2, “Restatement of Consolidated Financial Statements” to the Consolidated Financial Statements contained elsewhere in this document.

This Annual Report also presents the effects of the restatement on our Selected Consolidated Financial Data in Item 6, “Selected Financial Data” as of and for the years ended March 31, 2005, 2004, 2003 and 2002, and the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Form 10-K for the fiscal year ended March 31, 2005 as it related to the fiscal years ended March 31, 2005 and 2004.

Management has determined that we did not maintain effective control over (1) the granting of stock options and the related recording and disclosure of share-based compensation expense under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations issued by the Financial Accounting Standards Board (“FASB”) and Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and (2) the proper classification of amounts on the Statements of Cash Flows. The control deficiencies identified constituted material weaknesses in internal control over financial reporting as of March 31, 2006. See Item 9A, “Controls and Procedures,” for a description of these material weaknesses.

Stock Option Accounting Restatement

Background

As previously disclosed, our Chief Executive Officer (“CEO”) received a letter, dated June 20, 2006, from a stockholder raising concerns about 450,000 options awarded in 2004 to our four senior officers (“2004 Options”).  On June 21, 2006, our CEO forwarded the letter to the Chairman of the Audit Committee.  On June 23, 2006, the Audit Committee commenced a voluntary investigation (the “Audit Committee Investigation” or “Investigation”) of the issues raised concerning the 2004 Options.  Subsequently, the Audit Committee Investigation was expanded to cover all of our stock option grants since our initial public offering (“IPO”) in 1996 through August 10, 2006 (the “Relevant Period”), and the historical practices related to stock option grants.  The Audit Committee retained independent legal counsel, who in turn retained forensic accountants, to assist in the Investigation.

With the assistance of independent counsel, the Audit Committee obtained and reviewed corporate books and records relating to option grants since our IPO, including relevant stock option plans, option agreements, minutes and written consents of our Board of Directors (“Board”) and Compensation Committee, relevant public filings and other available documentation.  In addition, independent counsel for the Audit Committee reviewed a large volume of potentially relevant emails and electronic documents and interviewed 28 individuals, many on multiple occasions.  The Audit Committee’s independent counsel developed an exhaustive search term list, which was applied to electronic data retrieved.  Approximately 79 gigabytes of electronic data was located and reviewed.  The Audit Committee met frequently throughout the course of its Investigation.

On August 11, 2006, we filed a Form 8-K which disclosed that based on its review and assessment, the Audit Committee preliminarily concluded that the appropriate measurement dates for determining the accounting treatment for certain stock options we granted differ from the recorded measurement dates used in preparing our Consolidated Financial Statements.  The Audit Committee further determined that certain stock option grants or modifications of stock option grants that were not in accordance with our stock-based compensation plans should have been accounted for using variable plan accounting for the duration of the options. As a result, non-cash stock-based compensation expense should have been recorded with respect to these stock option grants.  Accordingly, it was further disclosed that we would restate our previously issued financial statements for the fiscal years ended March 31, 2004 and 2005, as well as previously reported interim financial information, to reflect additional non-cash charges for stock-based compensation expense and the related tax effects in certain reported periods. We further disclosed that for the above-stated reasons, certain of our prior financial statements and the related reports from our independent registered public accountants, earnings statements and press releases, and similar communications issued by us should no longer be relied upon.

Summary of the Restatement

As stated above, through our fiscal year ended March 31, 2006, we accounted for share-based compensation granted under our stock option plans using the recognition and measurement provisions of APB 25 and related interpretations and follow the disclosure requirements under SFAS No. 123. Under APB 25, a company was not required to recognize compensation expense for stock options issued to employees if the exercise price of the stock options was at least equal to the quoted market price of the company’s common stock on the “measurement date.” APB 25 defined the measurement date as the first date on which both the number of shares an individual employee was entitled to receive and the option or purchase price, if any, were known.

The restatement in this Form 10-K principally reflects additional non-cash stock-based compensation expense and related tax effects under APB 25 and related interpretations, our historical accounting method, relating to our historic stock option practices.  The total impact of the restatement, net of tax effects, through March 31, 2005, was $3.6 million.

As a result of the Audit Committee Investigation, the Audit Committee determined that:

•
subsequent to July 1998, the Stock Incentive Committee (“SIC”) was not formally approved to administer the stock option plans.  Nonetheless, the SIC continued to grant stock options as disclosed in the proxy statements.  We intend to honor the awards made to employees by the SIC;

•
the 2004 Options, which were the initial subject of the Audit Committee Investigation, were effectively awarded (i.e., all necessary granting actions were completed) by the Compensation Committee in April 2004.  The Compensation Committee, believing that the options had not been effectively awarded in April 2004, approved a new award of the same options in November 2004, at the then fair market value of the stock, which was lower than the April value.  Because the original award of options was determined to be effective in April 2004, the November 2004 approval constituted a modification of the earlier awards to provide for a lower exercise price.  Such modification was not in accordance with the governing stock option plan.  As described elsewhere herein, these options have been cancelled.  Because the awards were determined to be originally approved and granted as of April 2004, the Forms 4 filed by our four senior officers with respect to these options and the Form 8-K filed by us inaccurately describe the options.  Moreover, the Forms 4 were not timely filed;

•
on one occasion in 1997, two occasions in 1998, and in each of the quarters from late 2000 to early 2003 in which options were granted, the date and exercise price of certain stock options were determined with hindsight to provide a more favorable exercise price for such grants.  These options were priced at the lowest closing price during the prior quarter, and not, as required by the applicable stock option plans, at the closing price on the date the options were actually awarded.  Recipients of such quarterly low priced options included employees, management and directors.  Two members of management, who were not involved in the accounting function, as well as our then head of Human Resources, were involved in implementing this practice;

•	certain grants to non-employee directors were not made on the dates specified by the then-applicable stock option plans;

•
the measurement date we used for accounting purposes for certain stock option grants was not accurate because all the required granting actions were not completed as of the original grant date.  In addition, for several option grants, the accounting consequences of modifications to the original awards, or the presence of employee performance criteria, were not properly applied;

•
our internal controls, system of reporting, application of accounting principles generally accepted in the United States (“U.S. GAAP”) and documentation with respect to option awards were inadequate.  See Item 9A, “Controls and Procedures;” and

•	there was no evidence of falsified corporate records of meetings, consents or “phantom” options. Nor was there any evidence of the destruction of documents.

The Audit Committee Investigation, and our internal review, identified certain errors in the ways in which we accounted for certain option grants.  We concluded that we (1) used incorrect measurement dates for the accounting of certain stock options, (2) had not properly accounted for certain modifications of stock options, and (3) had incorrectly accounted for certain stock options that required the application of the variable accounting method.

We performed a review of the treatment of stock option grants as part of our internal review referred to above for financial reporting purposes.  Based on the individual facts and circumstances, we concluded that the exercise price for a number of option grants during the Relevant Period were below the fair market value of our common stock on the revised measurement date of the grant.  This resulted from certain option grant dates having been established prior to the completion of all the final granting actions necessary for those grants.  In some cases, the exercise price and date of the grant was determined with hindsight to provide a more favorable exercise price for such grants at quarterly or monthly low stock prices.  The grants in question included grants made to newly hired employees, annual director grants, grants made to employees in connection with certain acquisitions, and discretionary grants made to officers, non-employee and employee directors, and rank and file employees. Applying the revised measurement dates to the impacted stock option grants resulted in a stock-based compensation charge if the fair market value of our common stock as of the revised measurement date exceeded the exercise price of the option grant, in accordance with APB 25.

We determined revised measurement dates for those option grants with incorrect measurement dates and recorded stock-based compensation expense to the extent that the fair market value of our stock on the revised measurement date exceeded the exercise price of the stock option, in accordance with APB 25 and related FASB interpretations.  As such, we recorded stock-based compensation expense in our historical financial statements through March 31, 2005 totalling $5.2 million, as well as the tax-related impact resulting from the stock-based compensation adjustments of $1.6 million. Additionally, we restated both basic and diluted weighted average shares outstanding for changes in measurement dates resulting from the Investigation.  The combination of recording stock-based compensation expense and restating our weighted average shares outstanding has resulted in restated basic and diluted earnings per share (“EPS”).

We adopted a methodology for determining the most likely appropriate accounting measurement dates for all stock option grants.  We reviewed all available documentation and considered all facts and circumstances for each award and attempted to identify the date at which the award was most likely authorized and approved and the recipient, number of shares and price were approved and determined with finality.  As such, we adopted the following framework for determining the revised historical measurement dates of our employee stock option grants and have applied this framework based on the facts, circumstances and availability of the documentation for each grant.

Step 1

We reviewed, as available, the documents noted below for sufficient evidence that the approval and terms of the stock options were determined with finality:

1.	Board meeting minutes, resolutions and written consent actions;
2.	Compensation Committee and SIC meeting minutes and resolutions;

3.	offer letters signed by an authorized approver and the recipient and stating the number of shares and exercise price;
4.	internal communications from an authorized approver stating the recipient, number of shares and exercise price;
5.	executed acquisition agreements stating the number of shares and the option price;
6.	historical stock prices as reflected on Nasdaq to determine when stock price based performance vesting occurred;
7.	public filings as they relate to awards granted in connection with the IPO; and
8.	all stock option plans in place over the Relevant Period.

We reviewed minutes, consents, resolutions, offer letters and other corporate records for the purpose of validating their accuracy, and at no time determined that any of the records were altered or appeared to have not occurred as recorded.  While we considered the above documents in order, all documents and all facts and circumstances were considered when determining the revised measurement date.  Measurement dates for approximately 52.3% of the total number of grants made during the Relevant Period were determined based on the documentation listed in Step 1 above.  In instances where the above documentation was not available or provided ambiguous information, we proceeded to Step 2.

Step 2

If after review of the available documents as listed in Step 1, there was insufficient documentation to select the date at which the recipient, number of shares and price were determined with finality, we attempted to select the most likely date at which the terms were determined with finality.  In considering the most likely date, we considered all available documentation and all facts and circumstances.

In addition to the documents listed in Step 1, we examined the following documents:

1.	all internal and external communications including emails, offer letters, memos, faxes, letters and handwritten notes;
2.	acquisition agreements that do not contain recipients, exercise price and number of shares;
3.	outside stock option administrator transaction data (e.g. data from First Union, Wachovia, or AST Equity Plan Solutions (“AST”));
4.	management practice regarding the annual non-employee director grants; and
5.	stock option agreements hand dated or not hand dated.

In conjunction with all available documentation, we considered the following facts and circumstances:

1.	our stock option granting practices;
2.	acquisition dates;
3.	new hires start dates;
4.	effective dates of non-employee director appointments to the Board;
5.	our stock performance; and
6.	all other available information.

Selecting the date at which the most likely granting actions occurred with finality required a significant amount of judgment.  While we considered all the documents and facts in the order noted above, the level of reliance on each type of document depended on the facts and circumstances surrounding each award. In some instances, we grouped awards based on similar characteristics and similar underlying facts and circumstances.  In these instances, we treated all of the grouped awards in a uniform manner.  Measurement dates for approximately 40.1% of the total number of grants made during the Relevant Period were determined based on the documentation listed in Step 2 above.

Step 3

If there was insufficient evidence, after reviewing all available documentation and all facts and circumstances listed in Step 1 and Step 2, to select a specific date at which the recipient, number of shares and price were approved and determined with finality, we used the earliest of the dates below.  We believe that the required granting actions would have occurred with finality ‘no later than’ at each of the following dates:

1.	stock option agreement signed by a member of the SIC and hand dated by the optionee unless other facts and circumstances exist that present ambiguity as to the accuracy of the hand date;
2.	the legible ‘run date’ of the stock option administrator report; and
3.
subsequent Form 10-Q or 10-K filing date.  As of this date and pursuant to our stock option granting process, an authorized approver would have approved the awards which would have resulted in the administration of the awards to include input into the stock option administration software.  Quarterly reports were run from the stock option administration software and reconciled to the general ledger and the stock registrar’s reports and the EPS calculation.  This reconciliation resulted in the stock-based compensation and the EPS disclosures, which included the awarded shares as filed in the Form 10-Q or Form 10-K.

Measurement dates for approximately 7.6% of the total number of grants made during the Relevant Period were determined based on the documentation listed in Step 3 above.

We also determined that we should have recorded stock-based compensation expense associated with the modification of certain stock option grants which resulted in the application of variable accounting under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”).  The modified grants included certain grants made to newly hired employees, annual director grants, grants made to employees in connection with an acquisition, and discretionary grants made to officers, employee directors, and rank and file employees. For these grants, documentation exists that supports the completion of all the final granting actions necessary for an original grant and measurement date.  However, certain of the the terms of the awards were subsequently modified.

Income and Payroll Tax Related Matters

In certain instances where a revised measurement date was applied to those stock options classified as incentive stock options (“ISO”), in accordance with United States tax rules it had the effect of disqualifying the ISO tax treatment of those stock options, causing those stock options to be recharacterized as non-qualified options.  For purposes of assessing the tax impact of the accounting change, we concluded that the grant date for tax purposes is the same as the measurement date for financial reporting purposes.  The recharacterization of the ISOs to non-qualified status resulted in a failure to withhold certain employee payroll taxes and consequently we have recorded an adjustment to salaries and benefits, along with an adjustment for penalties, based on the period of exercise. In subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes and penalties were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of operations. The fluctuations in the table below for payroll taxes and related penalties are the result of  (1) the timing of stock option exercises, and (2) the reversals of expenses previously recorded due to the expiration of these statutes of limitations.

In addition, we have recorded a net income tax benefit of approximately $2.0 million in connection with the stock-based compensation related expense during the period from fiscal years 1997 to 2005. This tax benefit has resulted in an increase of our deferred tax assets for all affected stock options prior to the exercise or cancellation of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets is written-off to either expense or additional paid-in capital in the period of exercise or cancellation.

The table below under “Summary of Impact of Restatement Adjustments for Historical Option Grants” shows income tax benefits recorded in relation to the non-cash stock-based compensation adjustments.

Restatement Adjustments for Historical Option Grants

With the completion of the Audit Committee Investigation, previously discussed, we determined that errors had occurred in the accounting for share-based compensation. Specifically, we determined that 661 of the total 759 individual grants made from our IPO through August 10, 2006 used incorrect measurement dates or were modified in such a way as to cause variable plan accounting.  We recorded pre-tax compensation expense of $5.2 million in the aggregate over the fiscal years March 31, 1997 through March 31, 2005, as presented in the table below:

Summary of Impact of Restatement Adjustments for Historical Option Grants

Fiscal Year	Share-Based	Payroll	Payroll	Income Tax	Total
	Compensation	Tax Due	Withholding	Provision	Adjustments,
	Expense	On	Tax	(Benefit)	Net of Tax
		Options	Penalty	Related to
			On	Share-Based
			Exercises	Compensation
				and Payroll
				Taxes
(in thousands)
1997	$81	$-	$-	$(31)	$50
1998	137	-	-	(53)	84
1999	149	-	-	(57)	92
2000	962	568	121	(564)	1,087
2001	990	57	12	(364)	695
2002	1,602	-	-	(622)	980
2003	465	34	8	(138)	369
Cumulative effect on April 1,2003 opening retained earnings	4,386	659	141	(1,829)	3,357
2004	810	213	48	(409)	662
2005	(20)	(503)	(104)	209	(418)
Total	$5,176	$369	$85	$(2,029)	$3,601
 See Note 2, “Restatement of Consolidated Financial Statements,” to our Consolidated Financial Statements for a detailed summary of adjustments.

Of the gross $5.2 million of incremental compensation expense for fiscal years 1997 through 2005, approximately $3.8 million was related to options granted to employees who were neither our executive officers nor our directors at the time the grants were made and approximately $1.4 million related to various options granted to individuals who were our executive officers or directors at the time the grants were made.

Our Process for Granting Stock Options

Stock Incentive Committee

Beginning in 1996, two employee directors, Bruce Bowen and Phillip G. Norton, began awarding options to employees under the authority of the SIC as prescribed by the provisions of our then current stock compensation plans (in its original form and as amended, collectively, the “1996 Plans”).

Under the terms of the 1996 Plans, a majority of the members of the SIC was required to approve each stock option grant.  In practice, Mr. Bowen and Mr. Norton discussed each stock option award prior to instructing the human resources manger to administer the awards.  Accordingly, for purposes of selecting revised measurement dates, we considered documentation demonstrating approval by either Mr. Bowen or Mr. Norton as sufficient evidence of approval during the Relevant Period.

Under the terms of our 1998 Long Term Incentive Plan (the “LTIP”), the Compensation Committee was required to approve any awards.  In practice, however, the SIC continued to administer the awards under our current stock compensation plan, the Amended and Restated 1998 Long Term Incentive Plan (the “Amended LTIP,” and together with the LTIP, the “1998 Plans”).  The LTIP and Amended LTIP permit a delegation of authority to one or more employee-directors to issue options in certain cases.  While we have been unable to locate a document such as Board minutes or a unanimous written consent reflecting a delegation of such authority, our public disclosures provided that the SIC was authorized to award stock, and various stock options and rights and other stock-based compensation grants under the 1998 Plans.

Even if the SIC did not have actual authority to grant awards, we have historically honored and intend to continue to honor the stock options.  Moreover, since (1) the SIC was comprised of two employee directors, who could have been given delegated authority pursuant to the amended terms of the LTIP, (2) the directors were our two top executives, (3) we actually administered the stock options, (4) we instructed our transfer agent to issue the stock options, (5) our proxy statement stated that the SIC had authority, and (6) the employees were able to exercise the stock options, we believe that the SIC had the implicit authority to grant stock option awards.

The SIC met on an ad hoc basis to determine to which employees to grant stock options.  In addition to one occasion in which all employees were awarded options, the SIC considered awarding options to (1) employees of companies we acquired in order to enhance employee retention, (2) key ePlus employees in order to provide incentives and enhance retention, and (3) new employees in connection with their hiring.

Administration and Tracking of Stock Options

Historically, our human resources manager prepared the stock option agreements and either administered the stock options internally or communicated with outside stock option administrators who maintained the detail records of outstanding stock options.  Our human resources manager was primarily responsible for retrieving the executed agreements from the employees.

Our human resources manager would receive instruction from Mr. Bowen or Mr. Norton for all grants prior to entering them in our internal stock option system or communicating with outside stock option administrators, as applicable.  For those awards that required Board or Compensation Committee approval, such as options granted to the SIC members, Mr. Bowen or Mr. Norton usually provided the applicable Board or Compensation Committee minutes to our human resources manager.

The stock options were tracked on a spreadsheet administered by the accounting department for the period from our IPO in 1996 through 1997.  In late 1997 to early 1998, we licensed stock option administration software (“SOA Software”) that was used internally by our human resources manager to enter and track all the stock option information.  This software was used through April 2000.

In April of 2000, we solicited the services of First Union to process the stock option administration externally.  First Union utilized the same SOA Software to maintain the stock option data. The stock option files from our SOA Software were exported and sent to First Union in May of 2000 to upload into their system.  Our human resources manager sent the stock option update information to First Union primarily by email, but sometimes by fax and on occasion by phone. The data sent to First Union, usually no less than quarterly, consisted of any stock options that were granted, employee terminations and employee address changes.  First Union eventually merged with Wachovia.  Effective June 30, 2006, the shareholder services business at Wachovia was purchased by AST.

Types of Awards

Annual Non-Employee Director Grants

These are grants relating to the annual awards made to non-employee directors in the Relevant Period.  The stock option awards to outside directors were provided for as automatic grants under the terms of the 1996 Plans and the 1998 Plans.  The administration of awards to outside directors was not consistently performed in accordance with the provisions of the applicable plans until 2003.  The 1996 Plans provided that stock option grants were to be awarded on the anniversary date of a director’s admission to the Board.  This provision changed in the 1998 Plans to provide for the stock option grants to be awarded on the date following the annual stockholder meeting.  A certain number of the awards issued after the change in the provision in the stock plans were administered after the change in the stock option plan as if the appropriate grant date was the anniversary date of our IPO, November 20.  In addition, certain awards were issued on the director’s new appointment anniversary date or the date following the annual stockholders meeting.

Until 2003, management believed that the annual awards should be given on the anniversary of the IPO, November 20.  We believe this thought process came about because the initial two directors were appointed as of the IPO date, November 20, 1996.  Consequently, for two years, management awarded the options appropriately on November 20 which was also the anniversary of the IPO.  This process was correct for the initial two directors until the adoption of the 1998 Plans which provided for the options to be granted the day after the annual meeting.  However, under the 1996 Plans, as other directors were appointed, management continued to grant the awards on the IPO anniversary even though the plan required that they be granted on the anniversary of the director’s appointment.  For purposes of determining the revised measurement date for the awards incorrectly issued at the IPO anniversary date instead of the day after the annual meeting, we selected the approach of relying on the process in which management believed was correct, which was the IPO anniversary date, as that was the genesis of the granting action for options granted prior to 2003.  Beginning in 2003, management began processing the annual grants on the day after the annual meeting pursuant to the 1998 Plans.

Acquisition Grants

These are grants relating to options awarded to new employees who joined us by way of an acquisition.  These options were not replacement options for options that existed prior to the acquisition. In our acquisitions prior to 2002, often times, the prior owners of the selling company would negotiate employment benefits for their key employees to induce them to stay during the acquisition.  Many times, stock options were negotiated prior to acquisition and the specific optionees and number of shares awarded to each optionee were documented in a letter of intent or other documentation created during the acquisition process.  In some cases, the request was brought before the Compensation Committee to be voted upon in conjunction with the overall presentation of the acquisition opportunity.

For purposes of the granting process, we grouped acquisition-related grants together and approved and administered them on an acquisition-by-acquisition basis.  In some cases, the stock option agreements contained handwritten signature dates by the recipients.  Because we processed and administered these grants as a group, it is reasonable to rely upon the earliest handwritten signature date in the group as the ‘no later than’ date on which the recipients, number of shares and exercise price were approved with finality for the entire tranche.  Therefore, we believe that the earliest handwritten signature date of a stock option agreement in a tranche represents a reliable level of evidence for the entire tranche on which to base the revised measurement date.  In cases where there was a spread of dates between the stock option agreement handwritten signature dates by recipients, we believe that, because of the characteristics of the acquisition-type grants and the process by which we administer the grants, the reliability of the earliest handwritten signature date is not diminished.

There are instances in which an incorrect measurement date had been used for the accounting of certain of these grants as not all of the required granting actions had been completed as of the original grant date or as the stock option administration did not occur consistent with the underlying documentation.

New Hire Grants

These are grants relating to options awarded to new employees who did not join us as a result of an acquisition.  Candidates for hire received an offer letter, which contained, among other things, the candidate’s name, title of the position, tentative start date, salary and information regarding a grant of stock options, if any.  Most offer letters contained the number of options to be granted but did not specify when the options would be granted or the price of the options.  There are several instances, occurring in 2001, in which the offer letter specifies that the strike price will be set for the lowest closing price between the date of hire and the end of the quarter.

Prior to March 2003, some offer letters were signed by executives of the subsidiary whom did not have the authority to grant stock options.  In these instances, the subsidiary executives contacted either Mr. Bowen or Mr. Norton, primarily by phone, in order to obtain approval to grant the options.  Once approval was obtained, Mr. Bowen or Mr. Norton would instruct our human resources manager to issue the awards.

There are instances in which an incorrect measurement date had been used for the accounting of certain of these grants as not all of the required granting actions had been completed as of the original grant date or as the stock option administration did not occur consistent with the underlying documentation.  As such, we applied our three-step methodology, as described above, to determine the most likely appropriate accounting measurement dates for the stock option grants.

Discretionary Grants

These grants include all other stock option awards not otherwise included in the director, acquisition or new hire grants.  Discretionary grants were awarded to employee directors, non-employee directors, officers, and rank-and-file employees.  Discretionary awards were communicated to our human resources manager through the Board or Compensation Committee minutes or a member of the SIC.

Employee Directors (SIC Members).  On three occasions, other than the IPO awards, discretionary grants were made to the members of the SIC, Mr. Norton and Mr. Bowen.  Members of the SIC did not have the authority to grant options to themselves.  Mr. Norton and Mr. Bowen would work with the Board or Compensation Committee and would receive written approval in the form of a memo or meeting minutes.

Non-Employee Directors, Officers and Rank-and-File Employees.  The specific facts and circumstances surrounding these discretionary awards vary from grant to grant.  We did not have a written policy other than the plans regarding the issuance and administration of stock option awards and, due to the lack of contemporaneous documentation, we are unable to definitively state the specific policies and practices surrounding these awards.  We believe the common practice was to obtain an authorized approval from the Board, the Compensation Committee or the SIC members.  Once approval was obtained and the number of shares and price were determined, Mr. Bowen or Mr. Norton would communicate the information to our human resources manager who would administer the award.

There are instances in which an incorrect measurement date had been used for the accounting of certain of these grants as not all of the required granting actions had been completed as of the original grant date or as the stock option administration did not occur consistent with the underlying documentation.  As such, we applied our three-step methodology, as described above, to determine the most likely appropriate accounting measurement dates for the stock option grants.

Additional Information

Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in this Form 10-K sets forth the impact under APB 25 of recognizing additional stock-based compensation expense and related tax effects as a result of historic stock option practices.

Because determining the revised measurement date is subjective and uncertain, we performed a sensitivity analysis to determine the impact of using alternate revised measurement dates for grants for which determining the appropriate measurement date involved significant judgment.  See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” presented in Item 7 of this Form 10-K, for information regarding the incremental stock-based compensation expense that would result from using alternate measurement date determination methodologies. See Item 1A, “Risk Factors” for a discussion of certain risk factors related to our historic stock option practices

On May 11, 2007, we entered into separate stock option cancellation agreements with our four senior officers pursuant to which the four senior officers agreed to the cancellation of their respective 2004 Options.  Cancellation of the 2004 Options will result in an acceleration of the associated compensation expense.  As a result, we will record non-cash stock-based compensation expense in the quarter ended June 30, 2007 of approximately $1.5 million for these cancellations.

Summary of the Restatement — Other Items

In addition to the stock option errors described above, we have also restated our Consolidated Balance Sheet as of March 31, 2005 and our Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004 for the following reasons:

We use floor planning agreements for dealer financing of products purchased from distributors and resold to end-users. Historically, we classified the cash flows from our floor plan financing agreements in operating activities in our Consolidated Statements of Cash Flows. We previously treated the floor plan facility as an outsourced accounts payable function, and, therefore, considered the payments made by our floor plan facility as cash paid to suppliers under Financial Accounting Standards No. 95, “Statement of Cash Flows.”

We have now determined that when an unaffiliated finance company remits payments to our suppliers on our behalf, we should show this transaction as a financing cash inflow and an operating cash outflow.  In addition, when we repay the financing company, we should present this transaction as a financing cash outflow. As a result, we have restated the accompanying fiscal years 2005 and 2004 Consolidated Financial Statements to correct this error.

The restatement also includes a separate line item on our Consolidated Balance Sheets for the accounts payable related to our floor plan financing agreements which had previously been included in accounts payable—trade.

Also, payments made by our lessees directly to third-party, non-recourse lenders were previously reported on our Consolidated Statements of Cash Flows as repayments of non-recourse debt in the financing section and a decrease in our investment in leases and leased equipment—net in the operating section. As these payments were not received or disbursed by us, management determined that these amounts should not be shown as cash used in financing activities and cash provided by operating activities on our Consolidated Statements of Cash Flows.  Rather, these payments are now disclosed as a non-cash financing activity on our Consolidated Statements of Cash Flows.

In addition, certain corrections were made for errors noted on our Consolidated Statements of Cash Flows between the line items reserves for credit losses and changes in accounts receivable, both of which are in the operating section.  See the impact of corrections in Note 2, “Restatement of Consolidated Financial Statements” to our Consolidated Financial Statements contained elsewhere in this document.

Prior Reports

All financial information contained in this Annual Report on Form 10-K gives effect to the restatements of our Consolidated Financial Statements as described above.  We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1997 through 2005.  Financial information included in reports that we previously filed or furnished for the periods from April 1, 1996 through March 31, 2005 should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

ePlus inc. CORPORATE STRUCTURE

ePlus inc. (“ePlus” or “we”), a Delaware corporation, was formed in 1996. We changed our name from MLC Holdings, Inc. to ePlus inc. on October 19, 1999. We engage in no other business other than serving as the parent holding company for the following companies:

•	ePlus Group, inc.;

•	ePlus Technology, inc.;

•	ePlus Government, inc.;

•	eManaged Solutions, inc.;

•	ePlus Canada Company;

•	ePlus Capital, inc.;

•	ePlus Systems, inc.;

•	ePlus Content Services, inc.;

•	ePlus Document Systems, inc.;

•	ePlus Information Holdings, inc.;

•	ePlus Government Services, inc.;

•	ePlus Jamaica, inc.; and

•	ePlus Iceland, inc.

On March 31, 2003, the former entities ePlus Technology of PA, inc. and ePlus Technology of NC, inc. were merged into ePlus Technology, inc. This combination created one national entity through which our IT reseller and technical support conducts business. ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and are the entities that hold certain assets and liabilities originally acquired from ProcureNet, Inc. ePlus Capital, inc. owns 100 percent of ePlus Canada Company, which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to handle business servicing the Federal government marketplace, which includes financing transactions that are generated through government contractors. ePlus Document Systems, inc. was incorporated on October 15, 2003 and is the entity that holds certain assets and liabilities originally acquired from Digital Paper Corporation. On January 6, 2004, ePlus Information Holdings, inc. was incorporated; however, to date, the entity has conducted no business and has no employees or business locations.  In October 2005, the stock of ePlus Information Holdings was reissued to ePlus Technology, inc.  On April 2, 2004, ePlus Government Services, inc. was incorporated; however, to date, the entity has conducted no business and has no employees or business locations.

ePlus Jamaica, inc. was incorporated on April 8, 2005 and ePlus Iceland, inc. was incorporated on August 10, 2005. Both companies are subsidiaries of ePlus Group, inc. and were created to transact business in their respective country; however, neither entity has conducted any significant business, or has any employees or business locations outside the United States.

ACQUISITIONS

We have acquired the following material entities or assets since 2002. The following is a summary of the acquisitions, presented in chronological order.

Date Acquired	Acquisition	Major Business Locations	Accounting Method	Consideration

May 28, 2004	Certain assets and liabilities from Manchester Technologies, Inc. (merged into ePlus Technology, inc. upon acquisition; subsequently moved the consulting group to ePlus Systems, inc.)	Metro New York, South Florida and Baltimore, MD	Purchase	$5,000,000 in cash and assumptions of certain liabilities

October 10, 2003	Certain assets and liabilities from Digital Paper Corporation	Herndon, VA	Purchase	$1,601,632 in cash plus the assumption of certain liabilities

March 29, 2002	Certain assets and liabilities from Elcom International, Inc.’s IT fulfillment and professional service business (merged into ePlus Technology, inc. upon acquisition)	Boston, MA, Philadelphia, PA, San Diego, CA and New York, NY	Purchase	$2,150,000 in cash plus the assumption of certain liabilities

OUR BUSINESS

We have evolved our product set by intermixing our historical leasing and IT product sales business with our proprietary software and business process services over the past five years. Our primary focus is to deliver strategic business value through the use of technology and services. Our current offerings include:

•	direct marketing of information technology equipment and third-party software;

•	advanced professional services;

•	leasing and business process services; and

•	proprietary software, including procurement, asset management, document management and distribution software, and electronic catalog content management software and services.

We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 15 years and have been providing software for more than six years. We currently derive the majority of our revenues from IT product sales, professional services, and leasing. We sell primarily by using our internal sales force and through vendor relationships to commercial customers; federal, state and local governments; K-12 schools; and higher education institutions. We also lease and finance equipment, and supply software and services directly and through relationships with vendors and equipment manufacturers.

Our broad product offerings provide customers with a highly-focused, end-to-end, turnkey solution for purchasing, lifecycle management, and financing for the indirect supply chain. In addition, we offer asset-based financing and leasing of capital assets and lifecycle management solutions for the assets during their useful life, including disposal. For the customer, we can offer a multi-disciplinary approach for implementing, controlling, and maintaining cost savings throughout an organization, allowing customers to simplify their administrative processes, gain data transparency and visibility, and enhance internal controls and reporting.

The key elements of our business are:

•	Direct IT Sales: We are a direct marketer and authorized reseller of leading IT products via our direct sales force and web-based ordering solutions, such as OneSource®.

•
Advanced Professional Services: We provide an array of internet telephony and internet communications, network design and implementation, storage, security, business continuity, maintenance, and implementation services to support our customer base as part of our consolidated service offering.

•
Leasing, Lease and Asset Management, and Lifecycle Management: We offer a wide range of competitive and tailored leasing and financing options for primarily IT, medical, and capital assets. These include operating and direct finance leases, lease process automation and tracking, asset tracking and management, risk management, disposal of end-of-life assets, and lifecycle management.

•
Proprietary Software: We offer proprietary software, which can be used as stand-alone solutions or be a component of a bundled solution. These include eProcurement, asset management, document management, and product content management software.

•	Consulting Services: ePlus Consulting provides business process consulting, solution definition and implementation, and customer software application design.

Our proprietary software and associated business process services are key functions of supporting and retaining customers for our sales and finance businesses. We have developed and acquired these products and services to distinguish us from our competition by providing a comprehensive offering to customers.

Our primary target customers are middle-market and larger companies in the United States of America with annual revenues between $25 million and $2.5 billion. We believe there are more than 70,000 target customers in this market. Our target customer has one or more of the following business characteristics that we believe qualify us as a preferred solution:

•	desires an integrated provider of products, services, and business processes for the entire indirect supply chain that can be customized to the customer’s specific needs and requirements;

•
would benefit from the cost savings and efficiency gains of an integrated solution, including eProcurement, asset management, catalog content functionality, document management and distribution software, electronic bill presentment and payment, and financing;

•	seeks a comprehensive solution for its entire supply chain from selection to requisition, purchase, settlement, ownership, financing, and disposal of assets;

•	uses leasing to reduce its total cost of ownership of fixed assets and/or proactively manage its fixed asset base over the life of the asset; and

•	seeks a lower cost alternative to licensing enterprise software solutions while preserving the investment in legacy IT infrastructures.

BUSINESS SEGMENTS

See Note 14, “Segment Reporting” in the attached Consolidated Financial Statements. We have two basic business segments. Our first segment is our financing business unit that consists of the equipment and financing business to both commercial and government-related entities and the associated business process outsourcing services. Our second segment is our technology sales business unit that includes all the technology sales and related services, including procurement, asset management, and catalog software sales and services.

INDUSTRY BACKGROUND

Prior to late 2000, the IT industry experienced strong growth rates as a result of Y2K spending and the emerging Internet industry. Sales of IT products in the following years decreased due to sluggish economic growth, the September 11, 2001 terrorist act, and an overall lengthening of IT replacement cycles. The slowdown in IT spending appeared to begin in the fourth quarter of 2000, and recovery was first evident in the latter half of 2003, which continued in 2004 and 2005. In the leasing business, low historical interest rates combined with healthy corporate earnings from 2003 to late 2005 caused a decline in lease origination volumes throughout the industry. We believe that changing customer behaviors will make bundled offerings a more desirable approach to managing costs, and we are continuing to reposition our offerings to meet changing marketplace requirements. For example, financial officers are increasingly playing greater roles in the purchasing decisions for IT equipment. We believe that demand is no longer primarily driven by technology replacement cycles, but by the need to replace worn equipment, thus reducing the total cost of ownership and increasing the return on investment of IT expenditures and the adoption of the Internet and internetworking technologies. Furthermore, we believe customers are seeing single-solution providers that can provide IT products and services with the automated business services and process such as those provided by us. Therefore, direct marketers are increasing efforts to include professional services, managed services, and order automation in their solutions. We have continuously evolved our advanced professional service and software capabilities. We believe that we are distinctively positioned to take advantage of this shift in client purchasing as evidenced by our development of our various integrated solutions beginning in 1999 (earlier than many other direct marketers) and we continue to believe that our bundled solution set is unsurpassed in the marketplace because of its breadth and depth of offerings.

We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of IT products and services with the added competitive advantage of in-house proprietary software. In addition, our ability to provide financing for capital assets to our clients and our lifecycle management solutions, provides an additional benefit and differentiator in the marketplace. While purchasing decisions will continue to be influenced by product selection and availability, price, and convenience, we believe that our comprehensive set of solutions will become the differentiator that businesses will look for to reduce the total cost of ownership.

COMPETITION

The market for IT sales and professional services is intensely competitive, subject to economic conditions and rapid change, and significantly affected by new product introductions and other market activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, and national firms, including manufacturers; other direct marketers; national and regional resellers; and regional, national, and international services providers. In addition, many computer manufacturers may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such manufacturers.

We believe that we offer enhanced solution capability, broader product selection and availability, competitive prices, and greater purchasing convenience than traditional retail stores or value-added resellers. In addition, our dedicated account executives offer the necessary support functions (e.g., software, purchases on credit terms, leasing, and efficient return processes) that Internet-only sellers do not usually provide. We are not aware of any competitors in the United States with both the breadth and depth of solution offerings that we have.

The market for leasing is intensely competitive and subject to changing economic conditions and market activities of industry participants. We expect to continue to compete in all areas of business against local, regional, and national firms, including banks, specialty finance companies, hedge funds, vendor’s captive finance companies, and third-party leasing companies. Banks and large specialty financial services companies sell directly to business clients, particularly larger enterprise clients, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may utilize internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer and contractual relationships that are difficult to displace. However, these competitors typically do not offer the breadth of product, service, and software offerings that we offer our clients.

We believe that we offer an enhanced leasing solution to our customers which provides a business process services approach that can automate the leasing process and reduce our clients’ cost of doing business with us. The solution incorporates value-added services at every step in the leasing process, including:

•	front end processing, such as eProcurement, order aggregation, order automation, vendor performance measurement, ordering, reconciliation, dispute resolution, and payment;

•	lifecycle and asset ownership services, including asset management, change management, and property tax filing; and

•	end-of-life services such as equipment audit, removal, and disposal.

In addition, we are able to bundle equipment sales and professional services to provide a turnkey leasing solution. This allows us to differentiate ourselves with a client service strategy that spans the continuum from fast delivery of competitively priced products to end-of-life disposal services, and a selling approach that permits us to grow with clients and solidify those relationships.

The software market is in a constant state of change due to overall market acceptance and economic conditions. There are a number of companies developing and marketing business-to-business electronic commerce solutions targeted at specific vertical markets. Other competitors are also attempting to migrate their technologies to an Internet-enabled platform. Some of these competitors and potential competitors include enterprise resource planning system vendors and other major software vendors that are expected to sell their procurement and asset management products along with their application suites. These enterprise resource planning vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from existing legacy systems and processes.

We believe that the principal competitive factors for the solution are scalability, functionality, ease-of-use, ease-of-implementation, ability to integrate with existing legacy systems, experience in business-to-business supply chain management, and knowledge of a business’ asset management needs. We believe we can compete favorably with our competitors in these areas within our framework that consists of Procure+®, Manage+®, Content+®, ePlus Leasing, strategic sourcing, document management software, and business process outsourcing.

In all of our markets, some of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than us. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and client requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional marketing and advertising activities, offer more attractive terms to clients, and adopt more aggressive pricing policies than we do.

For a discussion of risks associated with the actions of our competitors, see “Risk Factors” in Item 1A of this Form 10-K.

STRATEGY

Our goal is to become a leading provider of bundled solution offerings in the IT supply chain. The key elements of our strategy include the following:

•	selling additional products and services to our existing client base;

•	expanding our client base;

•	making strategic acquisitions;

•	expanding our professional services offerings;

•	strengthening vendor relationships; and

•	expanding the functionality of our Internet offerings, especially OneSource®.

Selling Additional Products and Services to Our Existing Client Base

We seek to become the primary provider of IT solutions for our customers by delivering the best customer service, pricing, availability, and professional services in the most efficient manner. We continue to focus on improving our sales efficiency by providing on-going training, targeted incentive compensation, and by implementing better automation processes to reduce costs and improve productivity. Our account executives are being trained on our broad solutions capabilities and to sell in a consultative manner that increases the likelihood of cross-selling our solutions. We believe that our bundled offering is an important differentiating factor from our competitors.

In 2006, we rolled out a new software portal called OneSource®, which is an integrated order entry platform that we expect will enhance product sales, increase incremental sales, and reduce costs by eliminating touch-points for order automation.

Expanding Our Client Base

We intend to increase our direct sales and targeted marketing efforts in each of our geographic and vertical industry areas. We actively seek to acquire new account relationships through a new outbound telesales effort, face-to-face field sales, electronic commerce (especially OneSource®), and targeted direct marketing, to increase awareness of our solutions.

Making Strategic Acquisitions

Based on our prior experience, capital structure and business systems and processes, we believe we are well positioned to take advantage of strategic acquisitions that broaden our client base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. It is part of our growth strategy to evaluate and consider strategic acquisition opportunities if and when they become available.

Expand Advanced Professional Service Offerings

Since 2004, we have focused on gaining engineering certifications and advanced professional services expertise in advanced technologies of strategic vendors, such as Cisco Systems, IBM, HP, and Network Appliance. We are especially focused on internetworking, security, and storage technologies that are currently in high demand. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional and national markets. This significantly increases direct and referral sales opportunities to provide our products and services, and allows us to achieve optimal pricing levels. Second, within our own existing and potential customer base, our advanced professional services is a key differentiator against competitors who cannot provide services or advanced services for these key technologies.

Strengthening Vendor Relationships

We believe it is important to maintain relationships with key manufacturers such as HP, IBM, Cisco, and Network Appliances on both a national level, for strategic purposes, and at the local level, for tactical objectives. Strategically, national relationships with key manufacturers give us increased visibility and legitimacy, and authenticate our services. In addition, by maintaining a number of high level engineering certifications, we are promoted as a high level solutions provider and are cited in numerous case studies and external marketing venues by the manufacturers. On the tactical level, by having more than 29 locations, we are able to maintain direct relationships with key sales and marketing personnel, who provide referral sales opportunities that are unavailable to Internet-only and catalog-based direct marketers.

Expand the functionality of our Internet-based solutions, especially OneSource

We will continue to improve and expand the functionality of our integrated, Internet-based solutions to better serve our customers’ needs. We intend to use the flexibility of our platform to offer additional products and services when economically feasible. As part of this strategy, we may also acquire technology companies to expand and enhance the platform of solutions to provide additional functionality and value-added services.

RESEARCH AND DEVELOPMENT

Our software has been acquired from third-party vendors or has been developed by us. In earlier stages of our development, we relied heavily on licensed software and outsourced development, but with the acquisition of the software products and the hiring of the employees obtained from the acquisition of ProcureNet, Inc. on May 15, 2001, Digital Paper Corporation on October 10, 2003, and the consulting arm of Manchester Technologies, Inc. on May 28, 2004, much of our current software development is handled by us. We have also outsourced certain programming tasks to a highly specialized offshore development company. We market both software that we own and software that we have obtained perpetual license rights and source code from a third party. Subject to certain exceptions, we generally retain the source code and intellectual property rights of the customized software.

To successfully implement our business strategy and service the disparate requirements of our customers and potential customers, we have a flexible delivery model, which includes:

•	traditional enterprise licenses;

•	on-demand, hosted, or subscription; and

•	software-as-a-service, or a services model, where our personnel may utilize our software to provide one or more solutions to our customers.

We expect that competitive factors will create a continuing need for us to improve and add to our technology platform. The addition of new products and services will also require that we continue to improve the technology underlying our applications. We expect to continue to make significant investments in systems, personnel, and offshore development costs to maintain a competitive advantage in this market.

SALES AND MARKETING

We focus our marketing efforts on lead generation activities and converting our existing customer base to our bundled solution set. The target market for our customer base is primarily middle and large market companies with annual revenues between $25 million and $2.5 billion. We believe there are over 70,000 potential customers in our target market. We undertake many of our direct marketing campaigns and target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to us in these efforts.

Our sales representatives are compensated primarily on a commission basis. To date, the majority of our customers have been generated from direct sales. We market to different areas within a customer’s organization depending on the products or services we are selling.

As of March 31, 2006, our sales force was organized regionally in 29 office locations throughout the United States. See Item 2, “Properties” of this Form 10-K for additional office location information. As of March 31, 2006 our sales organization included 247 sales and sales support personnel.

INTELLECTUAL PROPERTY RIGHTS

Our success depends in part upon proprietary business methodologies and technologies that we have licensed and modified. We own certain software programs or have entered into software licensing agreements to provide services to our customers. We rely on a combination of copyright, trademark, service mark, trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect intellectual property rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

For example, we have three electronic sourcing systems patents, two catalog management patents, and two image transmission management patents in the United States, among others. We have a counterpart of the electronic sourcing system patents in nine European countries, and of the image transmission management patents in Israel, Mexico, and China. In 2005, the three U.S. patents for electronic sourcing systems were determined to be valid and enforceable by a jury at trial; however, in 2006, a trial in defense of the same patents ended in a mistrial. Therefore, we cannot provide any assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation. We also have the following registered service/trademarks: ePlus, ePlusSuite, Procure+, Manage+, Service+, Finance+, ePlus Leasing, International Computer Networks, Docpak, Simply Faster, Viewmark, Digital Paper, Intranetdocs, OneSource, Content+, eECM, Directsight, ICN, and ePlus Enterprise Cost Management. We also have over twenty registered copyrights and additional common-law trademarks and copyrights.

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

SALES AND FINANCING ACTIVITIES

We have been in the business of selling, leasing, financing, providing procurement, document management and asset management software and managing information technology and various other assets for over ten years and currently derive the majority of our revenues from such activities.

IT Sales and Professional Services. We are an authorized reseller of, or have the right to resell products and services from, over 400 manufacturers. Our larger manufacturer relationships include HP, IBM, Cisco, and Microsoft Corporation. Tech Data and Ingram Micro, Inc. are our largest distributors. We have multiple vendor engineering certifications that authorize us to market their products and enable us to provide advanced professional services. Our flexible platform and customizable catalogs facilitate the addition of new vendors with a minimal incremental effort. Using the distribution systems available, we usually sell products that are shipped from the distributors or suppliers directly to our customer location, which allows us to keep our inventory of any product to a minimum. The products we sell typically have payment account terms ranging from due upon delivery up to a maximum 90 days to pay, depending on the customer’s credit and payment structuring.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal government contractors. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. We primarily lease computers, associated accessories and software, communication-related equipment, medical equipment, industrial related machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment.

In anticipation of the expiration of the initial term of a lease, we initiate the remarketing process for the related equipment. Our goal is to maximize revenues on the remarketing effort by either (1) releasing or selling the equipment to the initial lessee, (2) renting the equipment to the initial lessee on a month-to-month basis, or (3) selling or leasing the equipment to an equipment broker or a different customer. The remarketing process is intended to enable us to recover or exceed the residual value of the leased equipment. Any amounts received over the estimated residual value less any commission expenses become profit margin to us and can significantly impact the degree of profitability of a lease transaction.

We aggressively manage the remarketing process of our leases to maximize the residual values of our leased equipment portfolio. To date, we have realized a premium over our original recorded residual assumption or the net book value.

Financing and Bank Relationships. We have a number of bank and finance company relationships that we use to provide working capital for all of our businesses and long-term financing for our lease financing businesses. Our finance department is responsible for maintaining and developing relationships with a diversified pool of commercial banks and finance companies with varying terms and conditions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risk Management and Process Controls. It is our goal to minimize the financial risks of our balance sheet assets. To accomplish this goal, we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have internal control processes, including contract origination and management, cash management, servicing, collections, remarketing and accounting. Whenever possible and financially prudent, we use non-recourse financing (which is limited to the underlying equipment and the specific lessee and not our general assets) for our leasing transactions and we try to obtain lender commitments before acquiring the related assets.

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

We have an executive management review process and other internal controls in place to protect against entering into lease transactions that may have undesirable financial terms or unacceptable levels of risk. Our lease and sale contracts are reviewed by senior management for pricing, structure, documentation, and credit quality. Due in part to our strategy of focusing on a few types of equipment categories, we have product knowledge, historical re-marketing information and experience on many of the items that we lease, sell and service. We rely on our experience or outside opinions in the process of setting and adjusting our sale prices, lease rate factors and the residual values.

Default and Loss Experience.  During the fiscal year ended March 31, 2005, we reserved for $1.1 million in credit losses and incurred actual credit losses of $0.5 million. During the fiscal year ended March 31, 2006 we reserved for $1.0 million in credit losses and incurred actual credit losses of $0.8 million.

EMPLOYEES

As of March 31, 2006, we employed 680 full-time and part-time employees who operated through 29 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe that we have a good relationship with our employees. The functional areas of our employees are as follows:

Number of Employees
Sales and Marketing	247
Technical Support	142
Administration	198
Software and Implementations	85
Executive	8

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), are available free of charge through our internet website, www.eplus.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC.  The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The contents of these websites are not incorporated into this filing.  Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.  RISK FACTORS

We Have Received Inquiries Related to Our Historical Stock Option Grant Practices.

As described elsewhere herein, we are involved in a shareholder derivative action and a SEC informal inquiry in connection with certain historical stock option grants. We are currently preparing a response to plaintiff’s amended complaint.  With respect to the SEC informal inquiry, we have cooperated and intend to continue to cooperate with the SEC.  The inquiry of the SEC may look at the accuracy of the stated dates of our historical option grants, our disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, and whether our historical financial statements are materially accurate and other issues. Counsel for the Audit Committee also received an inquiry from the Office of the United States Attorney for the Eastern District of Virginia.  To date, there have been no further communications with the United States Attorney’s Office.  We are currently being audited by the Internal Revenue Service (“IRS”).  In connection with this audit, the IRS has requested information concerning stock options.  Regardless of the outcome of these inquiries and the derivative action, we may continue to incur substantial costs, which could have a material adverse effect on our financial condition and results of operations. In addition, it is possible that other governmental or regulatory agencies may undertake inquiries with respect to our historical option grants.  Such inquiries could lead to formal proceedings against us, as well as our officers and/or directors. While we believe we have made appropriate judgments in determining the financial and tax impacts of our historic stock option practices, we cannot provide assurance that the SEC or the IRS will (i) agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts, or (ii) not find inappropriate activity in connection with our historical stock option practices. If the SEC or the IRS disagrees with our financial or tax adjustments and such disagreement results in material changes to our historical financial statements, we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

The Matters Relating To the Investigation by the Audit Committee of the Board and the Restatement of Our Consolidated Financial Statements May Result in Additional Litigation and Governmental Enforcement Actions, Which Could Have a Material Adverse Effect on Us.

Based on management’s internal review and that of our Audit Committee, it was determined that incorrect measurement dates were used for financial accounting purposes for many stock option grants made since our IPO in 1996. As a result, we have recorded additional share-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we have restated certain previously issued financial statements included in this Annual Report on Form 10-K.  We have also restated our financial statements for fiscal years ended March 31, 2005 and 2004 in connection with the presentation of dealer floor plan financing arrangements and other items.  See Explanatory Note immediately preceding Part I, Item 1, “Business;” Part II, Item 7, “—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Audit Committee Review; Restatement of Consolidated Financial Statements” and Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  As described in Part I, Item 3, “Legal Proceedings,” we are a party to a lawsuit containing allegations relating to stock option grants. We have fully cooperated with the inquiry by the SEC, and we intend to continue to fully cooperate. We cannot provide assurance that any determinations made in the current litigation, the SEC inquiry or any future litigation or regulatory action will reach the same conclusions on these issues that we have reached. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Material Weaknesses in Internal Control Over Financial Reporting Resulted in a Restatement of, or Adjustments To, Our Financial Statements, and the Transitional Changes To Our Control Environment May Be Insufficient to Effectively Remediate These Deficiencies.

We have identified material weaknesses in our internal control over financial reporting, and we have restated our Consolidated Financial Statements for the years ended March 31, 2005 and 2004, as included in this Form 10-K.   Specifically, we did not maintain effective controls over the determination of the accounting measurement dates for our granting of stock option awards and the classification of certain cash flows.  We have taken steps to remediate these weaknesses by implementing changes to our control environment, which include plans for additional procedures as well as additional controls over financial reporting. Any ineffectiveness of these remedial measures, or a delay in their implementation, could affect the accuracy or timing of our future filings with the SEC or other regulatory authorities. See Item 9A, “Controls and Procedures.”

Because We Did Not File Our Periodic Reports With the SEC on a Timely Basis, Our Common Stock Was Delisted From The Nasdaq Global Market.

Due to the findings of the Audit Committee Investigation and the resulting restatement, we did not file any of our periodic reports with the SEC on a timely basis since we last filed our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.  When we file our Forms 10-Q for the periods ended June 30, 2006, September 30, 2006, and December 31, 2006, and our Forms 10-K for the fiscal years ended March 31, 2007 and 2006, we will be current with SEC reporting requirements.  On July 18, 2007, we received a letter from Nasdaq advising that the Board of Directors of Nasdaq had decided to withdraw its call for review of the May 10, 2007 decision of the Listing Council to suspend our securities from trading on the Nasdaq Stock Market.  Consequently, our common stock was delisted from the Nasdaq Global Market on July 20, 2007.  As a result, the price of our stock and the ability of our stockholders to trade in our stock may be adversely affected.  In addition, we cannot determine how long it will take for us to regain compliance with the Nasdaq listing requirements and reapply for listing of our common stock.  Since we are not current in our filings with the SEC, we are subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we may not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect retention of executive management and our business and results of operations.

Our Assessment As To the Adequacy of Our Internal Control Over Financial Reporting As Required by Section 404 of the Sarbanes-Oxley Act of 2002 May Cause Our Operating Expenses to Increase. If We Are Unable to Certify the Adequacy of Our Internal Controls, Investors Could Lose Confidence in the Reliability of Our Financial Statements, Which Could Result in a Decrease in the Value of Our Common Stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report from management on internal control over financial reporting in their annual reports on Form 10-K. We expect that these rules will first apply to us with respect to our fiscal year ending March 31, 2008. To comply with the Sarbanes-Oxley Act and the SEC’s new rules and regulations, we are evaluating our internal control systems and taking remedial actions to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. As a result, we have incurred expenses, and expect to incur additional expenses, and diversion of management’s time and attention from the daily operations of the business, which may increase our operating expenses and impair our ability to sustain profitability based on U.S. GAAP. While we are endeavoring to implement the requirements relating to internal controls and all other aspects of Section 404 in a timely manner, there can be no assurance that we will be able to maintain our schedule to complete all assessment and testing in a timely manner and, if we do not, that we will have the resources available to complete necessary assessment and reporting on internal controls on a timely basis. Further, we cannot be certain that our testing of internal control and resulting remediation actions will yield adequate internal control over financial reporting as required by Section 404. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

We Depend on Having Creditworthy Customers.

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

We May Not Reserve Adequately for Our Credit Losses.

We maintain a consolidated reserve for credit losses on receivables. Our consolidated reserve for credit losses reflects management’s judgment of the loss potential. Our management bases its judgment on the nature and financial characteristics of our obligors, general economic conditions and our bad debt experience. It also considers delinquency rates and the value of the collateral underlying the finance receivables. We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If our reserves for credit losses are not adequate, our business, operating results and financial condition may suffer.

We Rely on Inventory and Accounts Receivable Financing Arrangements.

We have two credit facilities for our business. The loss of the leasing credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business. The loss of the technology sales credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and the operational function for our accounts payable process.

We May Not Adequately Protect Ourselves Through Our Contract Vehicles.

We may not properly create contracts to protect ourselves against the risks inherent in our business including, but not limited to, warranties, limitations of liability, human resources and subcontractors, patent and product liability, and financing activities.

Despite the non-recourse nature of the loans financing our activities, non-recourse lenders have in the past brought suit when the underlying transaction turns out poorly for the lenders. We have vigorously defended such cases in the past and will do so in the future and believe investors should be aware that such suits are normal risks, and the cost of defense are normal costs of our business.

Costs to Protect Our Intellectual Property May Affect Our Earnings.

The legal and associated costs to protect our intellectual property may have a material adverse effect on our business, operating results and financial condition. We may deem it necessary to protect our intellectual property rights and significant expenses could be incurred with no certainty of the results of these potential actions. Costs relative to lawsuits are usually expensed in the periods incurred and there is no certainty in recouping any of the amounts expended regardless of the outcome of any action.  Additionally, recent Supreme Court decisions could make patents harder to obtain and enforce, and could limit the availability of damages, especially in the software industry.

We Face Risks of Claims From Third Parties for Intellectual Property Infringement That Could Harm Our Business.

Although we believe that our intellectual property rights are sufficient to allow us to market our existing products without incurring liability to third parties, we cannot provide assurance that our products and services do not infringe on the intellectual property rights of third parties.

In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, we may not be aware of applications that have been filed which relate to our products or processes. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We cannot provide assurance that such licenses could be obtained from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could harm our business, operating results and financial condition. In addition, in certain instances, third parties licensing software to us have refused to indemnify us for possible infringement claims.

Capital Spending by Our Customers May Decrease.

We rely on our customers to purchase capital equipment from us to maintain or increase our earnings. If there is a downward turn in the economy, or an increase in competition, sales of capital equipment may decrease, thus adversely affecting our earnings.

We Face Substantial Competition From Larger Companies As Well As Our Vendor and Financial Partners.

In our leasing business, we face competition from many sources including much larger companies with greater financial resources.  Our competition may even come from some of our vendor or financial partners who choose to market directly to customers.  Our competition may lower lease rates in order to gain additional business.  Our business is also subject to customer demand which is affected by economic conditions, liquidity and capital spending.

In our reseller business, direct marketing to end-users, rather than through resellers such as us, by manufacturers may adversely affect future sales. Many competitors compete principally on the basis of price and may have lower costs than us and, therefore, current gross margins may not be maintainable.  In addition, we do not have guaranteed commitments from our customers and, therefore, our sales volume may be volatile.

We May Not Be Able to Hire and Retain Personnel That We Need to Succeed.

To increase market awareness and sales of our offerings, we may need to expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical support. Competition for qualified sales, marketing and technical personnel fluctuates depending on market conditions and we might not be able to hire or retain sufficient numbers of such personnel to maintain and grow our business.

We Do Not Have Long-term Supply or Guaranteed Price Agreements With Our Vendors.

The loss of a key vendor or manufacturer or changes in their policies could adversely impact our ability to sell. In addition, violation of a contract that results in either the termination of our ability to sell the product or a decrease in our certification with the manufacturer could adversely impact our earnings.

We May Not Have Designed Our Information Technology Systems to Support Our Business Without Failure.

We are dependent upon the reliability of our information, telecommunication and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. Interruption of our information systems, Internet or telecommunications systems could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our Earnings May Fluctuate.

Our earnings are susceptible to fluctuations for a number of reasons, including the seasonal and cyclical nature of our customers’ procurement patterns. Our earnings will continue to be affected by fluctuations in our historical business, such as lower sales of equipment, increased direct marketing by manufacturers rather than through distributors, reductions in realized residual values, fluctuations in interest rates, and lower overall sales activity. In the event our revenues or earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on our common stock’s market price.

We May Not Be Able to Realize Our Entire Investment in the Equipment We Lease.

We lease various types of equipment to customers through two distinct types of transactions: capital leases and operating leases. The duration of an operating lease is shorter relative to the equipment’s useful life. We bear a greater risk in operating leases in that we may not be able to remarket the equipment on terms that will allow us to fully recover our investment.

At the inception of each lease, we estimate the fair market value of the item as a residual value for the leased equipment based on the terms of the lease contract. A decrease in the market value of such equipment at a rate greater than the rate we expected, whether due to rapid technological obsolescence or other factors, would adversely affect the residual values of such equipment. Any such loss, which is considered by management to be other than temporary in nature, would be recognized in the period of impairment in accordance with SFAS No. 13, “Accounting for Leases.”  Consequently, there can be no assurance that our estimated residual values for equipment will be realized. Our lease portfolio has recently expanded to new types of equipment under lease of which we may not experience the same residual realization economics.

We May Not Perform Adequate Due Diligence or Integration of an Acquisition.

We have the potential to acquire entities with unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, we may not fully understand their business or adequately integrate their employees into our organization.

Treating Stock Options As a Compensation Expense Could Significantly Impair Our Ability to Maintain Profitability.

FASB has begun requiring companies to record compensation expense based on fair-value determination for stock options and participation in employee stock purchase plans, in accordance with SFAS No. 123R. We grant stock options to our employees, officers and directors and we administered an employee stock purchase plan (“ESPP”) which ended December 31, 2002. Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, and the shares subject to outstanding stock options, is included in Note 12, “Benefit and Stock Option Plans” of the Notes to Consolidated Financial Statements. The current FASB guidance is that, effective for our fiscal year starting April 1, 2006, we will have to begin expensing stock options based on fair-value determination, in accordance with SFAS No. 123R, rather than intrinsic value as has been recorded historically, under APB 25. When we are required to record an expense based on a fair value determination for our stock-based compensation plans, we could incur a significant compensation expense, and any such expense could significantly impair our ability to return to and maintain profitability on a U.S. GAAP basis. That impact on our ability to maintain profitability on a U.S. GAAP basis could have a material adverse effect on the market price of our common stock.

If We Are Unable to Protect Our Intellectual Property, Our Business Will Suffer.

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trademark, patent and trade secret laws and contractual provisions with our subcontractors to protect our proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business, operating results and financial condition. We cannot provide assurance that our means of protecting our intellectual property rights will be adequate. If any of these events happen, our business, operating results and financial condition could be harmed.

The Limited Operating History of Our e-Commerce Related Products and Services Makes It Difficult to Evaluate Our Business and Our Prospects.

Our comprehensive set of solutions, introduced in May 2002, has had a limited operating history. As a result, we expect to encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new and unproved business models in rapidly evolving markets. Some of these challenges relate to our ability to:

•	increase the total number of users of our services;

•	adapt to meet changes in our markets and competitive developments; and

•	continue to update our technology to enhance the features and functionality of our suite of products.

We cannot be certain that our business strategy will be successful or that it will successfully address these and other challenges, risks and uncertainties.

The Electronic Commerce Business-to-business Solutions Market Is Highly Competitive and We Cannot Provide Assurance That We Will Be Able to Compete Effectively.

The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We cannot provide assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not harm our business, operating results or financial condition. In addition, the market for electronic procurement solutions is relatively new and evolving. Our strategy of providing an Internet-based electronic commerce solution may not be successful, or we may not execute it effectively. Accordingly, our solution may not be widely adopted by businesses.

Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future. Increased competition is likely to result in reduced margins, longer sales cycles and loss of market share, any of which could materially harm our business, operating results or financial condition. The business-to-business electronic commerce solutions offered by our competitors now or in the future may be perceived by buyers and suppliers as superior to ours. Our current or future competitors may have more experience developing Internet-based software and end-to-end purchasing solutions.  They may also have greater technical, financial, marketing and other resources than we do. As a result, competitors may be able to develop products and services that are superior, achieve greater customer acceptance or have significantly improved functionality as compared to our products and services.

Over the long term, we expect to derive more revenues from our software, which is unproven. We expect to incur expenses that may negatively impact profitability. We also expect to incur significant sales and marketing, research and development, and general and administrative expenses in connection with the development of this area of our business. These expected expenses may have a material adverse effect on our future operating results as a whole.

If Our Products Contain Defects, Our Business Could Suffer.

Products as complex as those used to provide our electronic commerce solutions often contain known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our products are not error-free. Undetected errors or performance problems may not be discovered in the future and errors considered by us to be minor may be considered serious by our customers. This could result in lost revenues, delays in customer acceptance or unforeseen liabilities that would be detrimental to our reputation and to our business.

If We Publish Inaccurate Catalog Content Data, Our Business Could Suffer.

Any defects or errors in catalog content data could harm our customers or deter businesses from participating in our offering, damage our business reputation, harm our ability to attract new customers, and potentially expose us to legal liability. In addition, from time to time some participants in bundled services could submit to us inaccurate pricing or other catalog data. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products and could harm our business, operating results and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of March 31, 2006, we operated from 29 office locations. Our total leased square footage as of March 31, 2006, was approximately 150,600 square feet for which we incurred rent expense of approximately $212,000 per month. Some of our companies operate in shared office space to improve sales, marketing and cost efficiency. We do not own any real estate. Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of current employees as of March 31, 2006, the square footage and the general office functions.

Location	Company	Employees	Square Footage	Function
Herndon, VA	ePlus Group, inc. ePlus Technology, inc. ePlus Government, inc. ePlus Document Systems, inc.	255	50,232	Corporate and subsidiary headquarters, sales office, technical support and warehouse

Pittsford, NY	ePlus Systems, inc.	61	9,155	Sales office and technical development

Pottstown, PA	ePlus Technology, inc.	46	12,853	Sales office, technical support and warehouse

Sunnyvale, CA	ePlus Technology, inc.	38	11,200	Sales office, technical support and warehouse

Hauppauge, NY	ePlus Technology, inc.	33	8,370	Sales office, technical support and warehouse

Hamilton, NJ	ePlus Technology, inc.	23	8,000	Sales office and technical support

Canton, MA	ePlus Technology, inc.	30	6,228	Sales office and technical support

New York, NY	ePlus Technology, inc.	25	5,121	Sales office and technical support

Wilmington, NC	ePlus Technology, inc.	23	4,000	Sales office and technical support

Elkridge, MD	ePlus Technology, inc.	19	5,092	Sales office and technical support

Raleigh, NC	ePlus Group, inc. ePlus Technology, inc.	18	8,428	Sales office-shared, technical support and warehouse

Houston, TX	ePlus Content Services, inc.	16	4,000	Subsidiary headquarters, sales office and technical support

Avon, CT	ePlus Systems, inc.	11	2,345	Subsidiary headquarters, sales office and technical development

Boca Raton, FL	ePlus Technology, inc.	8	3,214	Sales office and technical support

Other Office Locations		36	12,330	Sales offices and technical support

Home Offices/Customer Sites		38

The largest location is Herndon, VA, which has a lease expiration date of December 31, 2009.

ITEM 3.  LEGAL PROCEEDINGS

Cyberco Related Matters

We have been involved in several matters described below, arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”).  Two of the lawsuits arising from this matter have been resolved.  According to the United States Attorney for the Western District of Michigan, the Cyberco principals were allegedly perpetrating a scam, which victimized several dozen leasing and lending institutions. Three Cyberco principals have pled guilty to criminal conspiracy and other charges including bank fraud, mail fraud and money laundering.  At least two additional Cyberco principals or employees have been indicted. Cyberco, related affiliates, and at least one principal are in Chapter 7 bankruptcy. No future payments are expected from Cyberco, and at this time, the bankruptcy estate is anticipated to have insignificant funds.

In a bankruptcy adversarial complaint filed on December 7, 2006 in the United States Bankruptcy Court for the Western District of Michigan, the bankruptcy trustee filed a claim against ePlus Group, inc. seeking payments of approximately $775,000 as alleged preferential transfers.  We retained none of those payments, and instead forwarded them to the appropriate assignees of the underlying leases. Of the $775,000 in payments, approximately $200,000 was forwarded to Banc of America Leasing and Capital, LLC (“BoA”) and the remainder was forwarded to GMAC Commercial Finance, LLC (“GMAC”).  Subsequent to its filing suit against us, the trustee added BoA and GMAC as defendants.  We intend to vigorously defend these claims.

On January 4, 2005 we filed suit in the United States District Court for the Southern District of New York against our insurance carrier, Travelers Property Casualty Company of America (“Travelers”), seeking a declaratory judgment that any potential liability for claims made against us by GMAC or BoA, which are described below, is covered by our insurance policy with Travelers. On February 9, 2006, the court granted summary judgment for Travelers, determining that our claim was not covered by our insurance policies.  A final judgment was entered on or about October 25, 2006, and we timely appealed to the United States Court of Appeals for the Second Circuit.  The ultimate decision on insurance coverage will apply to the claims filed against us by both underlying lenders, GMAC and BoA.  We believe that our position asserting insurance coverage is correct, but we cannot predict the outcome of our appeal.

On January 4, 2005, GMAC filed suit, which we removed to the United States District Court for the Southern District of New York, against ePlus Group, inc. seeking repayment of three promissory notes underlying our non-recourse assignment of Cyberco’s loan payments. GMAC’s suit sought approximately $10,646,000, plus interest. The suit was settled on July 24, 2006 for $6,000,000 in cash, which we paid on July 25, 2006.

On May 10, 2005, BoA filed a lawsuit against ePlus Group, inc. in the Circuit Court for Fairfax County, Virginia.  BoA funded one of the Cyberco sales in exchange for assignment of the payment stream.  After Cyberco went into bankruptcy, BoA sought to recover its loss of approximately $3,062,792 plus interest.  On September 14, 2006, a jury awarded BoA $3,025,000 plus interest.  On or about February 6, 2007, a final judgment was entered, which also awarded BoA $871,232 in attorneys’ fees.  We paid the total judgment, including interest and fees, of $4,258,237 in two payments, the last of which was made on June 15, 2007.

In addition, BoA filed a lawsuit against ePlus inc. on November 3, 2006 in the Circuit Court for Fairfax County, Virginia, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group, inc.’s obligations to BoA relating to the Cyberco transaction.  ePlus Group has already paid to BoA the judgment in the Fairfax County lawsuit referenced above. We are vigorously defending the suit.  We cannot predict the outcome of this suit.

On January 12, 2007, ePlus Group, inc. filed a complaint against BoA in the Superior Court of California, County of San Diego, seeking relief on matters not adjudicated in the Virginia state court action described above.  While we believe that we have a basis for our claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claim for damages, whether any award ultimately received will exceed the costs incurred to pursue this matter or how long it will take to bring this matter to resolution.

On June 22, 2007, ePlus Group, inc. and two other entities victimized by Cyberco filed suit in the United States District Court for the Western District of Michigan against The Huntington National Bank.  The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion.  While we believe that we have a basis for our claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claim for damages, whether any award ultimately received will exceed the costs incurred to pursue this matter or how long it will take to bring this matter to resolution.

Other Matters

On January 18, 2007 a shareholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia.  The complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus.  The complaint alleges violations of federal securities law and state law claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment.   We are currently preparing a response to the plaintiff’s amended complaint.

On December 11, 2006, ePlus inc. and SAP America, Inc. and its German parent, SAP AG (collectively, “SAP”) entered into a Patent License and Settlement Agreement (the “Agreement”) to settle a patent lawsuit between the companies which we filed on April 20, 2005.  Under the terms of the Agreement, we will license to SAP our existing patents, together with those developed and/or acquired by us within the next five years, in exchange for a one-time cash payment of $17,500,000, which was paid by SAP on January 16, 2007.  In addition, SAP has agreed not to pursue legal action against us for patent infringement as to any of our current lines of business on any of SAP’s patents for a period of five years.  The Agreement also provides for general release, indemnification for its violation, and dismisses the existing litigation with prejudice.

We are currently engaged in a dispute with the government of the District of Columbia (“DC”) regarding personal property taxes on property we financed for our customers.  DC is seeking approximately $508,000, plus interest and penalties, relating to property we financed for our customers.  We believe the tax is owed by our customers, and are seeking resolution in DC’s Office of Administrative Hearings.  We cannot predict the outcome of this matter.  While management does not believe this matter will have a material effect on our financial condition and results of operations, resolution of this dispute is ongoing.

There can be no assurance that these or any existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

During the two fiscal years ended March 31, 2006, our common stock traded on The Nasdaq Global Market under the symbol “PLUS.” The following table sets forth the range of high and low sale prices for our common stock during each quarter of the two fiscal years ended March 31, 2006.

Quarter Ended	High	Low

Fiscal Year 2005
June 30, 2004	$12.98	$9.97
September 30, 2004	$11.58	$8.80
December 31, 2004	$12.80	$9.32
March 31, 2005	$17.14	$11.01

Fiscal Year 2006
June 30, 2005	$14.00	$10.26
September 30, 2005	$13.89	$11.23
December 31, 2005	$14.94	$12.61
March 31, 2006	$14.94	$13.25

On July 31, 2007, the closing price of our common stock was $9.25 per share. On July 31, 2007, there were 161 shareholders of record of our common stock. We believe there are over 400 beneficial holders of our common stock.

Effective at the opening of business on Friday, July 20, 2007, our common stock was delisted from The Nasdaq Global Market.  Our common stock was delisted because we were out of compliance with Nasdaq Rule 4310(c)(14), which requires the timely filing of reports with the SEC.  Our inability to file our reports with the SEC was due to the matters discussed in this Form 10-K in the “Explanatory Note.”  We are committed to regaining compliance with all filing requirements and obtaining relisting of our common stock on Nasdaq as soon as possible.  Currently, our common stock is quoted Over-the-Counter.

DIVIDENDS

We have never paid a cash dividend to stockholders. We have retained our earnings for use in the business. There is also a contractual restriction in our ability to pay dividends. Our leasing business credit facility restricts dividends to 50% of net income accumulated after September 30, 2000. Therefore, the payment of cash dividends on our common stock is unlikely in the foreseeable future. Any future determination concerning the payment of dividends will depend upon the elimination of this restriction and the absence of similar restrictions in other agreements, our financial condition, results of operations and any other factors deemed relevant by our Board

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2006:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2005 through April 30, 2005	30,000	$11.20	30,000	621,212	(2)
May 1, 2005 through May 31, 2005	25,000	$11.97	25,000	557,577	(3)
June 1, 2005 through June 30, 2005	-	$12.45	-	536,342	(4)
July 1, 2005 through July 31, 2005	49,300	$12.70	49,300	476,890	(5)
August 1, 2005 through August 31, 2005	20,000	$12.86	20,000	450,693	(6)
September 1, 2005 through September 30, 2005	46,000	$12.76	46,000	409,293	(7)
October 1, 2005 through October 31, 2005	230,685	$13.27	230,685	166,335	(8)
November 1, 2005 through November 17, 2005	19,051	$13.76	19,051	141,384	(9)
November 18, 2005 through November 30, 2006	2,800	$14.27	2,800	873,163	(10)
December 1, 2005 through December 31, 2005	24,220	$13.99	24,220	866,318	(11)
January 1, 2006 through January 31, 2006	23,966	$14.20	23,966	829,354	(12)
February 1, 2006 through February 28, 2006	30,568	$14.15	30,568	802,166	(13)
March 1, 2006 through March 31, 2006	42,500	$13.99	42,500	768,950	(14)

(1) All shares acquired were in open-market purchases.
(2) The share purchase authorization in place for the month ended April 30, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of April 30, 2005, the remaining authorized dollar amount to purchase shares was $6,960,058 and, based on April’s average price per share of $11.204, 621,212 represents the maximum shares that may yet be purchased.
(3) The share purchase authorization in place for the month ended May 31, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of May 31, 2005, the remaining authorized dollar amount to purchase shares was $6,675,308 and, based on May’s average price per share of $11.972, 557,577 represents the maximum shares that may yet be purchased.
(4) The share purchase authorization in place for the month ended June 30, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of June 30, 2005, the remaining authorized dollar amount to purchase shares was $6,675,308 and, based on June’s average per share of $12.446, 536,342 represents the maximum shares that may yet be purchased.
(5) The share purchase authorization in place for the month ended July 31, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of July 31, 2005, the remaining authorized dollar amount to purchase shares was $6,056,503 and, based on July’s average price per share of $12.700, 476,890 represents the maximum shares that may yet be purchased.
(6) The share purchase authorization in place for the month ended August 31, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of August 31, 2005, the remaining authorized dollar amount to purchase shares was $5,796,808 and, based on August’s average price per share of $12.862, 450,693 represents the maximum shares that may yet be purchased.
(7) The share purchase authorization in place for the month ended September 30, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of September 30, 2005, the remaining authorized dollar amount to purchase shares was $5,221,348 and, based on September’s average price per share of $12.757, 409,293 represents the maximum shares that may yet be purchased.
(8) The share purchase authorization in place for the month ended October 31, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of October 31, 2005, the remaining authorized dollar amount to purchase shares was $2,207,597 and, based on October’s average price per share of $13.272, 166,335 represents the maximum shares that may yet be purchased.
 (9) The share purchase authorization in place during the period of November 1–17, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of November 17, 2005, the remaining authorized dollar amount to purchase shares was $1,945,422 and, based on this period’s average price per share of $13.761, 141,384 represents the maximum shares that may yet be purchased.

(10) The Board authorized a share purchase authorization effective November 18, 2005 which had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). For the period of November 18–30, 2005, the remaining authorized dollar amount to purchase shares was $12,460,034 and, based on this period’s average price per share of $14.274, 873,163 represents the maximum shares that may yet be purchased.
(11) The share purchase authorization in place for the month ended December 31, 2005 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of December 31, 2005, the remaining authorized dollar amount to purchase shares was $12,119,788 and, based on December’s average price per share of $13.990, 866,318 represents the maximum shares that may yet be purchased.
(12) The share purchase authorization in place for the month ended January 31, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of January 31, 2006, the remaining authorized dollar amount to purchase shares was $11,780,149 and, based on January’s average price per share of $14.204, 829,354 represents the maximum shares that may yet be purchased.
(13) The share purchase authorization in place for the month ended February 28, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of February 28, 2006, the remaining authorized dollar amount to purchase shares was $11,349,850 and, based on February’s average price per share of $14.149, 802,166 represents the maximum shares that may yet be purchased.
(14) The share purchase authorization in place for the month ended March 31, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of March 31, 2006, the remaining authorized dollar amount to purchase shares was $10,756,072 and, based on March’s average price per share of $13.988, 768,950 represents the maximum shares that may yet be purchased.

The timing and expiration date of the stock repurchase authorizations are included in Note 11, “Stock Repurchase” to our Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data set forth below should be read in conjunction with our Consolidated Financial Statements and related Notes thereto and the information included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business.”

The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1, “Business;” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Restatement of Consolidated Financial Statements” to our Consolidated Financial Statements contained elsewhere in this Form 10-K.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

ePLUS INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

	Year Ended March 31,
	2002	2003	2004	2005		2006
	As Restated	As Restated	As Restated	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Revenues:
Sales of product and services	$133,008	$228,770	$267,899	$480,970		$583,068
Sales of leased equipment	9,353	6,096	-	-		1,727
Lease revenues	48,850	50,520	51,254	46,344		49,161
Fee and other income	13,774	14,260	11,405	48,485	(1)	13,363
Total revenues	204,985	299,646	330,558	575,799		647,319
Costs and Expenses:
Cost of sales, product and services	114,554	201,277	236,283	432,838		524,967
Cost of sales, leased equipment	9,044	5,892	-	-		1,690
Direct lease costs	9,579	6,582	10,561	11,445		16,695
Professional and other fees	2,718	3,188	3,701	9,417		6,696
Salaries and benefits	31,767	43,927	42,349	54,335		62,308
General and administrative expenses	12,193	14,499	14,631	18,253		18,603
Litigation settlement and judgment	-	-	-	-		10,176
Interest and financing costs	11,810	8,316	6,894	5,877		7,250
Total costs and expenses	191,665	283,681	314,419	532,165		648,385

Earnings (loss) before provision for income taxes	13,320	15,965	16,139	43,634		(1,066)
Provision for (benefit from) income taxes	5,388	6,622	6,647	17,928		(545)
Net earnings (loss)	$7,932	$9,343	$9,492	$25,706		$(521)

Net earnings (loss) per common share—Basic	$0.77	$0.93	$1.02	$2.89		$(0.06)
Net earnings (loss) per common share—Diluted	$0.76	$0.92	$0.95	$2.73		$(0.06)

Weighted average shares outstanding—Basic	10,235,155	10,060,179	9,333,388	8,898,296		8,347,727
Weighted average shares outstanding—Diluted	10,448,021	10,108,211	9,976,822	9,409,119		8,347,727

(1) Includes proceeds from a patent-infringement litigation settlement of $37.0 million for the year ended March 31, 2005.

ePLUS INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands)

	As of March 31,
	2002	2003	2004	2005	2006
	As Restated	As Restated	As Restated	As Restated
CONSOLIDATED BALANCE SHEETS
Assets:
Cash and cash equivalents	$28,224	$27,784	$25,155	$38,852	$20,697
Accounts receivable—net	41,397	38,385	51,189	93,555	103,060
Notes receivable	228	53	52	115	330
Inventories	872	1,373	900	2,117	2,292
Investment in leases and leased equipment—net	169,006	181,659	185,545	188,856	205,774
Other assets	39,188	29,177	30,239	36,633	41,792
Total assets	$278,915	$278,431	$293,080	$360,128	$373,945

Liabilities:
Accounts payable	$15,909	$28,314	$39,404	$55,499	$73,657
Salaries and commissions payable	492	620	584	771	4,124
Recourse notes payable	4,660	2,736	6	6,265	6,000
Non-recourse notes payable	129,977	116,255	117,857	114,839	127,973
Other liabilities	20,704	19,938	22,777	49,428	33,615
Total liabilities	171,742	167,863	180,628	226,802	245,369
Stockholders’ equity	107,173	110,568	112,452	133,326	128,576
Total liabilities and stockholders’ equity	$278,915	$278,431	$293,080	$360,128	$373,945

Certain liabilities presented for prior periods have been reclassified to conform to the March 31, 2006 presentation.

ePLUS INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

	Year Ended March 31,
	2002				2003
	As Previously Reported	Stock-Based Compensation and Tax-Related Adjustments	As Restated	As Previously Reported	Stock-Based Compensation and Tax-Related Adjustments	As Restated
CONSOLIDATED STATEMENTS OF OPERATIONS
Revenues:
Sales of product and services	$133,008	$-	$133,008	$228,770	$-	$228,770
Sales of leased equipment	9,353	-	9,353	6,096	-	6,096
Lease revenues	48,850	-	48,850	50,520	-	50,520
Fee and other income	13,774	-	13,774	14,260	-	14,260
Total revenues	204,985	-	204,985	299,646	-	299,646
Costs and Expenses:
Cost of sales, product and services	114,554	-	114,554	201,277	-	201,277
Cost of sales, leased equipment	9,044	-	9,044	5,892	-	5,892
Direct lease costs	9,579	-	9,579	6,582	-	6,582
Professional and other fees	2,718	-	2,718	3,188	-	3,188
Salaries and benefits	30,165	1,602	31,767	43,428	499	43,927
General and administrative expenses	12,193	-	12,193	14,499	-	14,499
Interest and financing costs	11,810	-	11,810	8,308	8	8,316
Total costs and expenses	190,063	1,602	191,665	283,174	507	283,681

Earnings before provision for income taxes	14,922	(1,602)	13,320	16,472	(507)	15,965
Provision for income taxes	6,010	(622)	5,388	6,760	(138)	6,622
Net earnings	$8,912	$(980)	$7,932	$9,712	$(369)	$9,343

Net earnings per common share—Basic	$0.87	$(0.10)	$0.77	$0.97	$(0.04)	$0.93
Net earnings per common share—Diluted	$0.85	$(0.09)	$0.76	$0.96	$(0.04)	$0.92

Weighted average shares outstanding—Basic	10,235,129	26	10,235,155	10,061,088	(909)	10,060,179
Weighted average shares outstanding—Diluted	10,458,235	(10,214)	10,448,021	10,109,809	(1,598)	10,108,211

See comparable information for the years ended March 31, 2004 and 2005 in Note 2 to our Consolidated Financial Statements.

ePLUS INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands)

	As Previously Reported	Stock-based Compensation Adjustments	Other Adjustments	As Restated
CONSOLIDATED BALANCE SHEETS
As of March 31, 2002
Assets:
Cash and cash equivalents	$28,224	$-	$-	$28,224
Accounts receivable—net	41,397	-	-	41,397
Notes receivable	228	-	-	228
Inventories	872	-	-	872
Investment in leases and leased equipment—net	169,087	-	(81)	169,006
Other assets	39,188	-	-	39,188
Total assets	$278,996	$-	$(81)	$278,915

Liabilities:
Accounts payable	$18,122	$-	$(2,213)	$15,909
Salaries and commissions payable	492	-	-	492
Recourse notes payable	4,660	-	-	4,660
Non-recourse notes payable	129,977	-	-	129,977
Other liabilities	19,456	(884)	2,132	20,704
Total liabilities	172,707	(884)	(81)	171,742
Stockholders’ equity	106,289	884	-	107,173
Total liabilities and stockholders’ equity	$278,996	$-	$(81)	$278,915

As of March 31, 2003
Assets:
Cash and cash equivalents	$27,784	-	-	27,784
Accounts receivable—net	38,385	-	-	38,385
Notes receivable	53	-	-	53
Inventories	1,373	-	-	1,373
Investment in leases and leased equipment—net	182,169	-	(510)	181,659
Other assets	29,177	-	-	29,177
Total assets	$278,941	$-	$(510)	$278,431

Liabilities:
Accounts payable	$31,550	-	(3,236)	28,314
Salaries and commissions payable	620	-	-	620
Recourse notes payable	2,736	-	-	2,736
Non-recourse notes payable	116,255	-	-	116,255
Other liabilities	18,163	(951)	2,726	19,938
Total liabilities	169,324	(951)	(510)	167,863
Stockholders’ equity	109,617	951	-	110,568
Total liabilities and stockholders’ equity	$278,941	$-	$(510)	$278,431

As of March 31, 2004
Assets:
Cash and cash equivalents	$25,155	-	-	25,155
Accounts receivable—net	51,189	-	-	51,189
Notes receivable	52	-	-	52
Inventories	900	-	-	900
Investment in leases and leased equipment—net	186,667	-	(1,122)	185,545
Other assets	30,239	-	-	30,239
Total assets	$294,202	$-	$(1,122)	$293,080

Liabilities:
Accounts payable	$42,134	$-	$(2,730)	$39,404
Salaries and commissions payable	584	-	-	584
Recourse notes payable	6	-	-	6
Non-recourse notes payable	117,857	-	-	117,857
Other liabilities	22,037	(868)	1,608	22,777
Total liabilities	182,618	(868)	(1,122)	180,628
Stockholders’ equity	111,584	868	-	112,452
Total liabilities and stockholders’ equity	$294,202	$-	$(1,122)	$293,080

See comparable information as of March 31, 2005 in Note 2 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF AUDIT COMMITTEE REVIEW; RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report for the year ended March 31, 2006, we have restated our Consolidated Balance Sheet as of March 31, 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the fiscal years ended March 31, 2005 and 2004, and quarterly data for each of the four quarters in the fiscal year ended March 31, 2005, and for the first three quarters in the fiscal year ended March 31, 2006, for the effects of errors in accounting for stock options. Our Consolidated Balance Sheet as of March 31, 2005 and our Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004 were also restated to correct errors related to cash flows from dealer floor plan financing arrangements and the cash flow statement presentation of payments made by our lessees directly to our third-party, non-recourse lenders.  See Note 2, “Restatement of Consolidated Financial Statements” and Note 15, “—Quarterly Data — Restated and Unaudited” in the Notes to the Consolidated Financial Statements for further discussion of the effects of the restatement.

As part of the restatement, we have recorded additional pre-tax share-based compensation expense (recovery) with regard to past stock option grants of approximately $(20) thousand and $810 thousand for our fiscal years ended March 31, 2005 and 2004, respectively.  The total additional cumulative pre-tax share-based compensation expense for fiscal years prior to 2004 was $4.4 million.  In addition, the reclassification of cash flows related to our direct financing and sales-type lease transactions decreased net cash used in operating activities and increased net cash used in financing activities by $19.5 million for the fiscal year ended March 31, 2005 and $19.9 million for the fiscal year ended March 31, 2004.

This Annual Report also presents the effects of the restatement on our Selected Consolidated Financial Data in Item 6, “Selected Financial Data” as of and for the years ended March 31, 2005, 2004, 2003 and 2002, and “—Results of Operations” for our fiscal years ended March 31, 2005 and 2004.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q affected by the restatement will not be amended.  Accordingly, previously issued financial statements and related reports of our independent registered public accounting firm should not be relied on.

As discussed in Note 2, “Restatement of Consolidated Financial Statements” to our Consolidated Financial Statements, the restatement reflected in this Form 10-K corrects certain items related to:

(i)	stock-based compensation adjustments related to revised measurement dates under APB 25;

(ii)	stock-based compensation adjustments related to previously unrecorded modifications under FIN 44;

(iii)	tax-related adjustments resulting from the above errors in stock option accounting;

(iv)	reclassification of our dealer floor plan financing agreements within the Consolidated Balance Sheets and Statements of Cash Flows; and

(v)	reclassification of payments made by lessees to third-party non-recourse lenders within the Statements of Cash Flows.

Our decision to restate the previously issued Consolidated Financial Statements for the effects of errors in accounting for stock options was based on the findings of the Audit Committee Investigation of our historical stock option granting practices and related accounting.

Stock Option Accounting Restatement

Internal Review and Audit Committee Investigation

On June 21, 2006, our CEO received a letter, dated June 20, 2006, from a shareholder raising concerns about 450,000 options awarded to our four senior officers in 2004.  Our CEO forwarded the letter to the Chairman of the Audit Committee.  On June 23, 2006, the Audit Committee commenced a voluntary investigation of the issues raised in the June 20, 2006 letter concerning the 2004 Options.  Subsequently, the Audit Committee Investigation was expanded to cover all grants issued by us, since our IPO in 1996. The Audit Committee retained outside legal counsel, who in turn retained forensic accountants, to assist in the Investigation.

With the assistance of independent counsel, the Audit Committee Investigation obtained and reviewed corporate books and records relating to option grants since our IPO in 1996, including relevant stock option plans, option agreements, minutes and consents of the Board and Compensation Committee, relevant public filings and other available documentation. In addition, independent counsel for the Audit Committee reviewed a large volume of potentially relevant emails and electronic documents, and interviewed 28 individuals, many on multiple occasions.  The Audit Committee’s independent counsel developed an exhaustive search term list, which was applied to the electronic data received.  Approximately 79 gigabytes of electronic data was located and reviewed.  The Audit Committee met frequently throughout this course of its Investigation.

As a result of the Audit Committee Investigation, the Audit Committee determined that:

•
subsequent to July 1998, the SIC was not formally approved to administer the stock option plans.  Nonetheless, the SIC continued to grant stock options as disclosed in the proxy statements.  We intend to honor the awards made to employees by the SIC;

•
the 2004 Options, which were the initial subject of the Audit Committee Investigation, were effectively awarded (i.e., all necessary granting actions were completed) by the Compensation Committee in April 2004.  The Compensation Committee, believing that the options had not been effectively awarded in April 2004, approved a new award of the same options in November 2004, at the then fair market value of the stock, which was lower than the April value.  Because the original award of options was determined to be effective in April 2004, the November 2004 approval constituted a modification of the earlier awards to provide for a lower exercise price.  Such modification was not in accordance with the governing stock option plan.  As described elsewhere herein, these options have been cancelled.  Because the awards were determined to be originally approved and granted as of April 2004, the Forms 4 filed by our four senior officers with respect to these options and the Form 8-K filed by us inaccurately describe the options.  Moreover, the Forms 4 were not timely filed;

•
on one occasion in 1997, two occasions in 1998, and in each of the quarters from late 2000 to early 2003 in which options were granted, the date and exercise price of certain stock options were determined with hindsight to provide a more favorable exercise price for such grants.  These options were priced at the lowest closing price during the prior quarter, and not, as required by the applicable stock option plans, at the closing price on the date the options were actually awarded.  Recipients of such quarterly low priced options included employees, management and directors.  Two members of management, who were not involved in the accounting function, as well as our then head of Human Resources, were involved in implementing this practice;

•	certain grants to non-employee directors were not made on the dates specified by the then-applicable stock option plans;

•
the measurement date we used for accounting purposes for certain stock option grants were not accurate because all the required granting actions were not completed as of the original grant date.  In addition, for several option grants, the accounting consequences of modifications to the original awards, or the presence of employee performance criteria, were not properly applied;

•	our internal controls, system of reporting, application of U.S. GAAP and documentation with respect to option awards were inadequate. See Item 9A, “Controls and Procedures;” and

•	there was no evidence of falsified corporate records of meetings, consents or “phantom” options. Nor was there any evidence of the destruction of documents.

As a result of the Audit Committee Investigation, the Audit Committee and ePlus determined that the appropriate measurement dates for determining the accounting treatment for certain stock options we granted from September 1, 1996 through August 10, 2006 differ from the recorded measurement dates used in preparing our Consolidated Financial Statements.  As a result, non-cash stock-based compensation expense should have been recorded with respect to these stock option grants.  The Audit Committee further determined that certain stock option grants or modifications of stock option grants that were not in accordance with our stock-based compensation plans should have been accounted for using variable plan accounting for the duration of the options.  The restatement in this Form 10-K principally reflects additional stock-based compensation expense and related tax effects under APB 25 and related interpretations issued by the FASB, which was our historical accounting method, relating to our historic stock option practices.

Restated Accounting for Historical Stock Option Grants

In connection with the Audit Committee Investigation, we performed a review of stock option grant measurement dates for all options we issued during the Relevant Period.  The accounting literature in effect during the Relevant Period was primarily APB 25, and the related FASB interpretations.  This guidance focused on the establishment of a “measurement date” for purposes of determining compensation expense relating to stock option awards.  Under APB 25, “measurement date” is defined as the first date on which both of the following are known (1) the number of shares that an individual employee is entitled to receive, and (2) the option or purchase price, if any.  This accounting guidance provided that companies would not have to record compensation expense in connection with options granted to employees, officers and directors if the quoted market price of the stock at the measurement date of the stock option award was equal to the amount the employee was required to pay.  In contrast, companies would have to record compensation expense to the extent that the quoted market price of the stock at the measurement date exceeded the amount the employee is required to pay.

We performed a review of the treatment of stock option grants as part of our internal review referred to above for financial reporting purposes.  Based on the individual facts and circumstances, we concluded that the exercise price for a number of option grants during the Relevant Period were below the fair market value of our common stock on the revised measurement date of the grant.  This resulted from certain option grant dates having been established prior to the completion of all the final granting actions necessary for those grants.  In some cases, the exercise price and date of the grant was determined with hindsight to provide a more favorable exercise price for such grants at quarterly or monthly low stock prices.  The grants in question included grants made to newly hired employees, annual director grants, grants made to employees in connection with certain acquisitions, and discretionary grants made to officers, non-employee and employee directors, and rank and file employees. Applying the revised measurement dates to the impacted stock option grants resulted in a stock-based compensation charge if the fair market value of our common stock as of the revised measurement date exceeded the exercise price of the option grant, in accordance with APB 25.

We determined revised measurement dates for those option grants with incorrect measurement dates and recorded stock-based compensation expense to the extent that the fair market value of our stock on the revised measurement date exceeded the exercise price of the stock option, in accordance with APB 25 and related FASB interpretations.  As such, we recorded stock-based compensation expense in our historical financial statements through March 31, 2005 totaling $5.2 million, as well as the tax related impact resulting from the stock-based compensation adjustments of $1.6 million. Additionally, we restated both basic and diluted weighted average shares outstanding for changes in measurement dates resulting from the Investigation. The combination of recording stock-based compensation expense and restating our weighted average shares outstanding has resulted in restated basic and diluted EPS.

We adopted a methodology for determining the most likely appropriate accounting measurement dates for all stock option grants.  We reviewed all available documentation and considered all facts and circumstances for each award and attempted to identify the date at which the award was most likely authorized and approved and the recipient, number of shares and price were approved and determined with finality.  As such, we adopted the following framework for determining the revised historical measurement dates of our employee stock option grants and have applied this framework based on the facts, circumstances and availability of the documentation for each grant.

Step 1

We reviewed, as available, the documents noted below for sufficient evidence that the approval and terms of the stock options were determined with finality:

1.	Board meeting minutes, resolutions and written consent actions;
2.	Compensation Committee and SIC meeting minutes and resolutions;

3.	offer letters signed by an authorized approver and the recipient and stating the number of shares and exercise price;
4.	internal communications from an authorized approver stating the recipient, number of shares and exercise price;
5.	executed acquisition agreements stating the number of shares and the option price;
6.	historical stock prices as reflected on Nasdaq to determine when stock price based performance vesting occurred;
7.	public filings as they relate to awards granted in connection with the IPO; and
8.	all stock option plans in place over the Relevant Period.

We reviewed minutes, consents, resolutions, offer letters and other corporate records for the purpose of validating their accuracy, and at no time determined that any of the records were altered or appeared to have not occurred as recorded.  While we considered the above documents in order, all documents and all facts and circumstances were considered when determining the revised measurement date.  Measurement dates for approximately 52.3% of the total number of grants made during the Relevant Period were determined based on the documentation listed in Step 1 above.  In instances where the above documentation was not available or provided ambiguous information, we proceeded to Step 2.

Step 2

If after review of the available documents as listed in Step 1, there was insufficient documentation to select the date at which the recipient, number of shares and price were determined with finality, we attempted to select the most likely date at which the terms were determined with finality.  In considering the most likely date, we considered all available documentation and all facts and circumstances.

In addition to the documents listed in Step 1, we examined the following documents:

1.	all internal and external communications including emails, offer letters, memos, faxes, letters and handwritten notes;
2.	acquisition agreements that do not contain recipients, exercise price and number of shares;
3.	outside stock option administrator transaction data (e.g. data from First Union, Wachovia, or AST);
4.	management practice regarding the annual non-employee director grants; and
5.	stock option agreements hand dated or not hand dated.

In conjunction with all available documentation, we considered the following facts and circumstances:

1.	our stock option granting practices;
2.	acquisition dates;
3.	new hires start dates;
4.	effective dates of non-employee director appointments to the Board;
5.	our stock performance; and
6.	all other available information.

Selecting the date at which the most likely granting actions occurred with finality required a significant amount of judgment.  While we considered all the documents and facts in the order noted above, the level of reliance on each type of document depended on the facts and circumstances surrounding each award. In some instances, we grouped awards based on similar characteristics and similar underlying facts and circumstances.  In these instances, we treated all of the grouped awards in a uniform manner.  Measurement dates for approximately 40.1% of the total number of grants made during the Relevant Period were determined based on the documentation listed in Step 2 above.

Step 3

If there was insufficient evidence, after reviewing all available documentation and all facts and circumstances listed in Step 1 and Step 2, to select a specific date at which the recipient, number of shares and price were approved and determined with finality, we used the earliest of the dates below.  We believe that the required granting actions would have occurred with finality ‘no later than’ at each of the following dates:

1.	stock option agreement signed by a member of the SIC and hand dated by the optionee unless other facts and circumstances exist that present ambiguity as to the accuracy of the hand date;
2.	the legible ‘run date’ of the stock option administrator report; and
3.
subsequent Form 10-Q or 10-K filing date.  As of this date and pursuant to our stock option granting process, an authorized approver would have approved the awards which would have resulted in the administration of the awards to include input into the stock option administration software.  Quarterly reports were run from the stock option administration software and reconciled to the general ledger and the stock registrar’s reports and the EPS calculation.  This reconciliation resulted in the stock-based compensation and the EPS disclosures, which included the awarded shares as filed in the Form 10-Q or Form 10-K.

Measurement dates for approximately 7.6% of the total number of grants made during the Relevant Period were determined based on the documentation listed in Step 3 above.

We also determined that we should have recorded stock-based compensation expense associated with the modification of certain stock option grants which resulted in the application of variable accounting under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”).  The modified grants included certain grants made to newly hired employees, annual director grants, grants made to employees in connection with an acquisition, and discretionary grants made to officers, employee directors, and rank and file employees.

Our Process for Granting Stock Options

Stock Incentive Committee

Beginning in 1996, two employee directors, Bruce Bowen and Phillip G. Norton, began issuing options to employees under the authority of the SIC as prescribed by the provisions of the 1996 Plans.

Under the terms of the 1996 Plans, a majority of the members of the SIC was required to approve each stock option grant.  In practice, Mr. Bowen and Mr. Norton discussed each stock option award prior to instructing the human resources manger to administer the awards.  Accordingly, for purposes of selecting revised measurement dates, we considered documentation demonstrating approval by either Mr. Bowen or Mr. Norton as sufficient evidence of approval during the Relevant Period.

Under the terms of the LTIP, the Compensation Committee was required to approve any awards.  In practice, however, the SIC continued to administer the awards under our current stock compensation plan, the Amended LTIP.  The LTIP and Amended LTIP permit a delegation of authority to one or more employee-directors to issue options in certain cases.  While we have been unable to locate a document such as Board minutes or a unanimous written consent reflecting a delegation of such authority, our public disclosures provided that the SIC was authorized to award stock, and various stock options and rights and other stock-based compensation grants under the 1998 Plans.

Even if the SIC did not have actual authority to grant awards, we have historically honored and intend to continue to honor the stock options.  Moreover, since (1) the SIC was comprised of two employee directors, who could have been given delegated authority pursuant to the amended terms of the LTIP, (2) the directors were our two top executives, (3) we actually administered the stock options, (4) we instructed our transfer agent to issue the stock options, (5) our proxy statement stated that the SIC had authority, and (6) the employees were able to exercise the stock options, we believe that the SIC had the implicit authority to grant stock option awards.

The SIC met on an ad hoc basis to determine to which employees to grant options.  In addition to one occasion in which all employees were awarded options, the SIC considered awarding options to (1) employees of companies we acquired in order to enhance employee retention; (2) key ePlus employees in order to provide incentives and enhance retention; and (3) new employees in connection with their hiring.

Administration and Tracking of Stock Options

Historically, our human resources manager prepared the stock option agreements and either administered the stock options internally or communicated with outside stock option administrators, who maintained the detail records of outstanding stock options.  Our human resources manager was primarily responsible for retrieving the executed agreements from the employees.

Our human resources manager would receive instruction from Mr. Bowen or Mr. Norton for all grants prior to entering them in our internal stock option system or communicating with outside stock option administrators, as applicable.  For those awards that required Board or Compensation Committee approval, such as options granted to the SIC members, Mr. Bowen or Mr. Norton usually provided the applicable Board or Compensation Committee minutes to our human resources manager.

The stock options were tracked on a spreadsheet administered by the accounting department for the period from our IPO in 1996 through 1997.  In late 1997 to early 1998, we licensed SOA Software that was used internally by our human resources manager to enter and track all the stock option information.  This software was used from its acquisition through April 2000.

In April of 2000, we solicited the services of First Union to process the stock option administration externally.  First Union utilized the same SOA Software to maintain the stock option data. The stock option files from our SOA Software were exported and sent to First Union in May of 2000 to upload into their system.  Our human resources manager sent the stock option update information to First Union primarily by email, but sometimes by fax and on occasion by phone. The data sent to First Union usually no less than quarterly consisted of any stock options that were granted, employee terminations and employee address changes.  First Union eventually merged with Wachovia.  Effective June 30, 2006, the shareholder services business at Wachovia was purchased by AST.

Types of Awards

Annual Non-Employee Director Grants

These are grants relating to the annual awards made to non-employee directors in the Relevant Period.  The stock option awards to outside directors were provided for as automatic grants under the terms of the 1996 Plans and the 1998 Plans.  The administration of awards to outside directors was not consistently performed in accordance with the provisions of the applicable plans until 2003.  The 1996 Plans provided that stock option grants to be awarded on the anniversary date of a director’s admission to the Board.  This provision changed in the 1998 Plans to provide for the stock option grants were to be awarded on the date following the annual stockholder meeting.  A certain number of the awards issued after the change in the provision in the stock plans were administered after the change in the stock option plan as if the appropriate grant date was the anniversary date of our IPO, November 20.  In addition, certain awards were issued on the director’s new appointment anniversary date or the date following the annual stockholders meeting.

Until 2003, management believed that the annual awards should be given on the anniversary of the IPO, November 20.  We believe this thought process came about because the initial two directors were appointed as of the IPO date, November 20, 1996.  Consequently, for two years, management awarded the options appropriately on November 20 which was also the anniversary of the IPO.  This process was correct for the initial two directors until the adoption of the 1998 Plans which provided for the options to be granted the day after the annual meeting.  However, under the 1996 Plans, as other directors were appointed, management continued to grant the awards on the IPO anniversary even though the plan required that they be granted on the anniversary of the director’s appointment.  For purposes of determining the revised measurement date for the awards incorrectly issued at the IPO anniversary date instead of the day after the annual meeting, we selected the approach of relying on the process in which management believed was correct, which was the IPO anniversary date, as that was the genesis of the granting action for options granted prior to 2003.  Beginning in 2003, management began processing the annual grants on the day after the annual meeting pursuant to the 1998 Plans.

Acquisition Grants

These are grants relating to options awarded to new employees who joined us by way of an acquisition.  These options were not replacement options for options that existed prior to the acquisition.  In our acquisitions prior to 2002, often times the prior owners of the selling company would negotiate employment perks for their key employees to induce them to stay during the acquisition.  Many times, stock options were negotiated prior to acquisition and the specific optionees and number of shares awarded to each optionee were documented in a letter of intent or other documentation created during the acquisition process.  In some cases, the request was brought before the Compensation Committee to be voted upon in conjunction with the overall presentation of the acquisition opportunity.

For purposes of the granting process, we grouped acquisition-related grants together and approved and administered them on an acquisition-by-acquisition basis.  In some cases, the stock option agreements contained handwritten signature dates by the recipients.  Because we processed and administered these grants as a group, it is reasonable to rely upon the earliest handwritten signature date in the group as the ‘no later than’ date on which the recipients, number of shares and exercise price were approved with finality for the entire tranche.  Therefore, we believe that the earliest handwritten signature date of a stock option agreement in a tranche represents a reliable level of evidence for the entire tranche on which to base the revised measurement date.  In cases where there was a spread of dates between the stock option agreement handwritten signature dates by recipients, we believe that, because of the characteristics of the acquisition-type grants and the process by which we administer the grants, the reliability of the earliest handwritten signature date is not diminished.

There are instances in which an incorrect measurement date had been used for the accounting of certain of these grants as not all of the required granting actions had been completed as of the original grant date or as the stock option administration did not occur consistent with the underlying documentation.

New Hire Grants

These are grants relating to options awarded to new employees who did not join us as a result of an acquisition.  Candidates for hire received an offer letter, which contained, among other things, the candidate’s name, title of the position, tentative start date, salary and information regarding a grant of stock options, if any.  Most offer letters contained the number of options to be granted but did not specify when the options would be granted or the price of the options.  There are several instances, occurring in 2001, in which the offer letter specifies that the strike price will be set for the lowest closing price between the date of hire and the end of the quarter.

Prior to March 2003, some offer letters were signed by executives of the subsidiary whom did not have the authority to grant stock options.  In these instances, the subsidiary executives contacted either Mr. Bowen or Mr. Norton, primarily by phone, in order to obtain approval to grant the options.  Once approval was obtained, Mr. Bowen or Mr. Norton would instruct our human resources manager to issue the awards.

There are instances in which an incorrect measurement date had been used for the accounting of certain of these grants as not all of the required granting actions had been completed as of the original grant date or as the stock option administration did not occur consistent with the underlying documentation.  As such, we applied our three-step methodology, as described above, to determine the most likely appropriate accounting measurement dates for the stock option grants.

Discretionary Grants

These grants include all other stock option awards not otherwise included in the director, acquisition or new hire grants.  Discretionary grants were awarded to employee directors, non-employee directors, officers, and rank-and-file employees.  Discretionary awards were communicated to our human resources manager through the Board or Compensation Committee minutes or a member of the SIC.

Employee Directors (SIC Members).  On three occasions, other than the IPO awards, discretionary grants were made to the members of the SIC, Mr. Norton and Mr. Bowen.  Members of the SIC did not have the authority to grant options to themselves.  Mr. Norton and Mr. Bowen would work with the Board or Compensation Committee and would receive written approval in the form of a memo or meeting minutes.

Non-Employee Directors, Officers and Rank-and-File Employees.  The specific facts and circumstances surrounding these discretionary awards vary from grant to grant.  We did not have a written policy other than the plans regarding the issuance and administration of stock option awards and, due to the lack of contemporaneous documentation, we are unable to definitively state the specific policies and practices surrounding these awards.  We believe the common practice was to obtain an authorized approval from the Board, the Compensation Committee or the SIC members.  Once approval was obtained and the number of shares and price were determined, Mr. Bowen or Mr. Norton would communicate the information to our human resources manager who would administer the award.

There are instances in which an incorrect measurement date had been used for the accounting of certain of these grants as not all of the required granting actions had been completed as of the original grant date or as the stock option administration did not occur consistent with the underlying documentation.  As such, we applied our three-step methodology, as described above, to determine the most likely appropriate accounting measurement dates for the stock option grants.

Income and Payroll Tax Related Matters

In certain instances where a revised measurement date was applied to those stock options classified as incentive stock options ("ISOs"), in accordance with United States tax rules, it had the effect of disqualifying the ISO tax treatment of those stock options, causing those stock options to be recharacterized as non-qualified options.  For purposes of assessing the tax impact of the accounting change, we concluded that the grant date for tax purposes is the same as the measurement date for financial reporting purposes.  The recharacterization of ISOs to non-qualified status resulted in a failure to withhold certain employee payroll taxes and consequently we have recorded an adjustment to salaries and benefits, along with an adjustment to interest and financing costs for penalties and interest, based on the period of exercise. In subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes, interest and penalties were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of operations. The fluctuations in the table below for payroll taxes and related penalties are the result of (1) the timing of stock option exercises, and (2) the reversals of expenses previously recorded due to the expiration of these statutes of limitations.

In addition, we have recorded a net income tax benefit of approximately $2.0 million in connection with the stock-based compensation related expense during the period from fiscal years 1997 to 2005. This tax benefit has resulted in an increase of our deferred tax assets for all affected stock options prior to the exercise or cancellation of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets is written-off to either expense or additional paid-in capital in the period of exercise or cancellation.

The table below under “—Summary of Impact of Restatement Adjustments for Historical Option Grants” shows income tax benefits recorded in relation to the non-cash stock-based compensation adjustments.

Summary of Impact of Restatement Adjustments for Historical Option Grants

Fiscal Year	Share-Based	Payroll	Payroll	Income Tax	Total
	Compensation	Tax Due	Withholding	Provision	Adjustments,
	Expense	On	Tax	(Benefit)	Net of Tax
		Options	Penalty	Related to
			On	Share-Based
			Exercises	Compensation
				and Payroll
				Taxes
(in thousands)
1997	$81	$-	$-	$(31)	$50
1998	137	-	-	(53)	84
1999	149	-	-	(57)	92
2000	962	568	121	(564)	1,087
2001	990	57	12	(364)	695
2002	1,602	-	-	(622)	980
2003	465	34	8	(138)	369
Cumulative effect on April 1, 2003 opening retained earnings	4,386	659	141	(1,829)	3,357
2004	810	213	48	(409)	662
2005	(20)	(503)	(104)	209	(418)
Total	$5,176	$369	$85	$(2,029)	$3,601
 See Note 2, “Restatement of Consolidated Financial Statements,” to our Consolidated Financial Statements for a detailed summary of adjustments.

Summary of the Restatement — Other Items

In addition to the stock option errors described above, we have also restated our Consolidated Balance Sheet as of March 31, 2005 and our Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2005 and 2004 for the following reasons:

We use floor planning agreements for dealer financing of products purchased from distributors and resold to end-users. Historically, we classified the cash flows from our floor plan financing agreements in operating activities in our Consolidated Statements of Cash Flows. We previously treated the floor plan facility as an outsourced accounts payable function, and, therefore, considered the payments made by our floor plan facility as cash paid to suppliers under Financial Accounting Standards No. 95, “Statement of Cash Flows.”

We have now determined that when an unaffiliated finance company remits payments to our suppliers on our behalf, we should show this transaction as a financing cash inflow and an operating cash outflow.  In addition, when we repay the financing company, we should present this transaction as a financing cash outflow. As a result, we have restated the accompanying fiscal year 2005 and 2004 Consolidated Financial Statements to correct this error.

The restatement also includes a separate line item on our Consolidated Balance Sheets for the accounts payable related to our floor plan financing agreements which had previously been included in accounts payable—trade.

Also, payments made by our lessees directly to third-party, non-recourse lenders were previously reported on our Consolidated Statements of Cash Flows as repayments of non-recourse debt in the financing section and a decrease in our investment in leases and leased equipment—net in the operating section. As these payments were not received or disbursed by us, management determined that these amounts should not be shown as cash used in financing activities and cash provided by operating activities on our Consolidated Statements of Cash Flows.  Rather, these payments are now disclosed as a non-cash financing activity on our Consolidated Statements of Cash Flows.

In addition, certain corrections were made for errors noted on our Consolidated Statements of Cash Flows between the line items reserves for credit losses and changes in accounts receivable, both of which are in the operating section.  See the impact of corrections in Note 2, “Restatement of Consolidated Financial Statements” to our Consolidated Financial Statements contained elsewhere in this document.

Remedial Actions Taken

The Board cancelled $400,000 in cash bonuses that were scheduled to be paid to the four senior officers in 2006.  The determination was made that executive bonuses were not appropriate in light of the issues raised in the Audit Committee Investigation and the expense of that Investigation.

On May 11, 2007, we entered into separate stock option cancellation agreements with our four senior officers pursuant to which the four senior officers agreed to the cancellation of their respective 2004 Options.  Cancellation of the 2004 Options will result in an acceleration of the associated compensation expense.  As a result, we will record non-cash stock-based compensation expense in the quarter ended June 30, 2007 of approximately $1.5 million for these cancellations.

Recognizing a need to strengthen our administration, we retained an experienced human resources executive as the new head of our Human Resources Department.  In addition, our Board has been expanded to add two additional independent directors.

Moreover, recognizing past weaknesses in the processes relating to stock option awards, the Board adopted new policies and procedures to govern the award of stock options, if any, in the future, as follows:

•
We now require that all option grants be effective and priced as of the date approved or at a predetermined date certain in the future, in accordance with the applicable plan and the terms of the grant.

•	The SIC was discontinued and all decisions regarding stock options will be made by the Compensation Committee or the full Board.

•	Each option grant shall be approved at an in-person or telephonic meeting of the Compensation Committee or full Board. Option grants shall not be approved by unanimous written consent.

•
We now require systematic authorization for option grants to ensure that all option transactions adhere to our plans and stated policies.  All such transactions must be accurately reflected in our books and records and have appropriate supporting documentation.  Determinations of the Compensation Committee and/or the Board regarding options must be implemented in an accurate and timely manner.

•
We have established a policy to issue options only during a specified window each year, immediately after release of the Form 10-K for the prior year or after quarterly earnings reports, with narrow exceptions for new employees and other special circumstances as determined by the Compensation Committee or the Board.

•
Each option granted must specify all material terms of any options granted, including date of grant, exercise price, vesting schedule, duration, breakdown of ISOs versus non-qualified stock options, and any other terms the Compensation Committee or the Board deems appropriate.

•	All Forms 4 must be filed within two business days of any grant.

•	Option agreements for executive officers must be in the form on file with the SEC.

•	All option agreements must be signed contemporaneously with each grant.

•
The Compensation Committee will in its discretion engage independent outside counsel to obtain legal advice on issues that are significant and not ministerial rather than relying on company counsel for advice on such matters.

•	The Compensation Committee must be advised of the accounting and reporting impact of each grant.

•
We will strengthen our Internal Audit function by: (i) having the Internal Audit function report directly to the Audit Committee; (ii) implementing appropriate enhancements to our independent monitoring of financial controls, including specifically the monitoring of stock options and compensation issues; and (iii) implementing appropriate additional compliance training for our employees and management.

•	Our general counsel must review all proposed grants to ensure that all legal requirements have been met.

•	We shall adopt a new long-term incentive plan to effectuate these recommendations. We will ensure that the new plan is accurately described in public filings.

In connection with the restatement of our Consolidated Statements of Cash Flows, we are working with the Audit Committee to identify and implement corrective actions, where required, to improve the effectiveness of our internal controls, including enhancements of systems, accounting and review procedures and communications among our staff.

DISCUSSION AND ANALYSIS OVERVIEW

The following discussion and analysis of results of operations and financial condition of ePlus gives effect to the restatement discussed in Note 2, “Restatement of Consolidated Financial Statements” to our Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

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

We currently derive the majority of our revenue from sales and financing of information technology and other assets. We have expanded our product and service offerings under our comprehensive set of solutions which represents the continued evolution of our original implementation of our e-commerce products entitled ePlusSuite.

The expansion to our bundled solution is a framework that combines our IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

We expect to expand or open new sales locations and hire additional staff for specific targeted market areas in the near future whenever we can find both experienced personnel and qualified geographic areas.

As a result of our acquisitions and expansion of sales locations, our historical results of operations and financial position may not be indicative of our future performance over time.

RECENT ACCOUNTING PRONOUNCEMENTS— In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation expense will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  We are required to apply SFAS No. 123R to all awards granted, modified, or settled as of the beginning of the annual fiscal reporting period that begins after June 15, 2005. We are also required to use either the modification-prospective method or modified-retrospective method. Under the modification-prospective method we must recognize compensation expense for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption. We have commenced our analysis of the impact of SFAS No. 123R, but have decided not to early adopt. We will use the modified-prospective and the straight-line method. We are currently evaluating the impact that SFAS No. 123R will have on our results of operations and our financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. While the adoption of SFAS No. 154 did not have a material impact on our Consolidated Financial Statements, the restatement disclosures included herein comply with the provisions of the standard.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for us on April 1, 2007. We are assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our Consolidated Financial Statements. We do, however, expect to record a cumulative effect adjustment to our fiscal year 2008 balance of beginning earnings retained for use in business, and that adjustment may be material.

During September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements. SAB No. 108 is applicable for our fiscal year 2007. The adoption of SAB No. 108 is not expected to have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for our fiscal year 2009. At this time, we do not believe the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 gives companies an opportunity to use fair value measurements in financial reporting and permits entities to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that SFAS No. 159 will have on our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

SALES OF PRODUCT AND SERVICES. We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Using these tests, the vast majority of our sales represent product sales recognized upon delivery; however, we make an adjustment for our sales that have FOB Shipping Point terms.

From time to time, in the sales of product and services, we may enter into contracts that contain multiple elements. Sales of services currently represent a small percentage of our sales.  For services that are performed in conjunction with product sales and are completed in our facilities prior to shipment of the product, sales for both the product and services are recognized upon shipment. Sales of services that are performed at customer locations are recorded as sales of product or services when the services are performed. If the service is performed at a customer location in conjunction with a product sale or other service sale, we recognize the sale in accordance with SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, in an arrangement with multiple deliverables, we recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the client on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

We sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and FASB Technical Bulletin 90.1, “Accounting for Separately Priced Extended Warranty and Product Contracts.”  We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no cost of sales.

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as sales of product and services and the related freight costs as a cost of sales, product and services.

VENDOR CONSIDERATION. We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of sales, product and services in accordance with EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services.

SOFTWARE SALES AND RELATED COSTS. Revenue from hosting arrangements is recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” Hosting arrangements that are not in the scope of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” require that allocation of the portion of the fee allocated to the hosting elements be recognized as the service is provided. Currently, the majority of our software revenue is generated through hosting agreements and is included in fee and other income on our Consolidated Statements of Operations.

Revenue from sales of our software is recognized in accordance with SOP 97-2, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” We recognize revenue when all the following criteria exist: there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by us related to services essential to the functionality of the software remain with regard to implementation, the sales price is determinable, and it is probable that collection will occur. Revenues from sales of our software are included in fee and other income on our Consolidated Statements of Operations.

At the time of each sale transaction, we make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer creditworthiness and assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction and our collection experience in similar transactions without making concessions, among other factors. Our software license agreements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of (1) receipt of written acceptance from the customer or (2) expiration of the acceptance period.

Our software agreements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under SOP 97-2, we record revenue separately for the license and service elements of these agreements. Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Contract accounting is also applied to any software agreements that include customer-specific acceptance criteria or where the license payment is tied to the performance of consulting services. Under the percentage-of-completion method, we may estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

We generally use the residual method to recognize revenues from agreements that include one or more elements to be delivered at a future date when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (e.g., maintenance, consulting and training services) based on vendor-specific objective evidence (“VSOE”) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenue based upon our recent pricing for those services when sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term and customer location. We review services revenue sold separately and maintenance renewal rates on a periodic basis and update our VSOE of fair value for such services to ensure that it reflects our recent pricing experience, when appropriate.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and Internet-based support, updates and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract (usually one year) on a straight-line basis and is included in fee and other income on our Consolidated Statements of Operations.

When consulting qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-price contracts are generally recognized using the percentage-of-completion method. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.  Consulting revenues are classified as fee and other income on our Consolidated Statements of Operations.

Training services include on-site training, classroom training, and computer-based training and assessment. Training revenue is recognized as the related training services are provided and is included in fee and other income on our Consolidated Statements of Operations.

SALES OF LEASED EQUIPMENT. Sales of leased equipment consist of sales of equipment subject to an existing lease, under which we are a lessor, including any underlying financing related to the lease. Sales of equipment subject to an existing lease are recognized when constructive title passes to the purchaser. For the year ended March 31, 2006, we sold the equipment on an existing lease to a third party, relieving us of all rights and obligations on this lease. This sale resulted in an extinguishment of non-recourse debt of $1.4 million.

LEASE CLASSIFICATION. The manner in which lease finance transactions are characterized and reported for accounting purposes has a major impact upon reported revenue and net earnings. Lease accounting methods critical to our business are discussed below.

We classify our lease transactions in accordance with SFAS No. 13, “Accounting for Leases,” as:  (1) direct financing; (2) sales-type; or (3) operating leases.  Revenues and expenses between accounting periods for each lease term will vary depending upon the lease classification.

As a result of these three classifications of leases for accounting purposes, the revenues resulting from the “mix” of lease classifications during an accounting period will affect the profit margin percentage for such period and such profit margin percentage generally increases as revenues from direct financing and sales-type leases increase. Should a lease be financed, the interest expense declines over the term of the financing as the principal is reduced.

For financial statement purposes, we present revenue from all three classifications in lease revenues, and costs related to these leases in direct lease costs.

DIRECT FINANCING AND SALES-TYPE LEASES. Direct financing and sales-type leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing or sales-type lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain, no important uncertainties surround the amount of unreimbursable costs yet to be incurred, and it meets one of the following criteria: (1) the lease transfers ownership of the equipment to the customer by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (4) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at the inception of the lease.

Direct financing leases are recorded as investment in leases and leased equipment—net upon acceptance of the equipment by the customer. At the commencement of the lease, unearned lease income is recorded that represents the amount by which the gross lease payments receivable plus the estimated unguaranteed residual value of the equipment exceeds the equipment cost. Unearned lease income is recognized, using the interest method, as lease revenue over the lease term.

Sales-type leases include a dealer profit or loss that is recorded by the lessor upon acceptance of the equipment by the lessee. The dealer’s profit or loss represents the difference, at the inception of the lease, between the present value of minimum lease payments computed at the interest rate implicit in the lease and the cost or carrying amount of the equipment (less the present value of the unguaranteed residual value) plus any initial direct costs. Interest earned on the present value of the lease payments and residual value is recognized over the lease term using the interest method.

OPERATING LEASES. All leases that do not meet the criteria to be classified as direct financing or sales-type leases are accounted for as operating leases. Rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. Our cost of the leased equipment is recorded on the balance sheet as investment in leases and leased equipment—net and is depreciated on a straight-line basis over the lease term to our estimate of residual value. Revenue, depreciation expense, and the resulting profit for operating leases are recorded on a straight-line basis over the life of the lease.

Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct financing and sales-type leases. Equipment under operating leases is recorded at cost on the balance sheet as investment in leases and leased equipment—net and depreciated on a straight-line basis over the lease term to our estimate of residual value. For the periods subsequent to the lease term, where collectibility is certain, revenue is recognized on an accrual basis. Where collectibility is not reasonably assured, revenue is recognized upon receipt of payment from the lessee.

RESIDUAL VALUES. Residual values represent our estimated value of the equipment at the end of the initial lease term. The residual values for direct financing and sales-type leases are included as part of the investment in direct financing and sales-type leases. The residual values for operating leases are included in the leased equipment’s net book value and are reported in the investment in leases and leased equipment—net. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer’s discount, market conditions and the term of the lease.

We evaluate residual values on a quarterly basis and record any required changes in accordance with SFAS No. 13, paragraph 17.d., in which impairments of residual value, other than temporary, are recorded in the period in which the impairment is determined. Residual values are affected by equipment supply and demand and by new product announcements by manufacturers.

We seek to realize the estimated residual value at lease termination mainly through (1) renewal or extension of the original lease, (2) the sale of the equipment either to the lessee or on the secondary market, or (3) lease of the equipment to a new customer. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in sales of product and services and cost of sales, product and services when title is transferred to the buyer.

INITIAL DIRECT COSTS. Initial direct costs related to the origination of direct financing or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

OTHER SOURCES OF REVENUE. Amounts charged for hosting arrangements in which the customer accesses the programs from an ePlus-hosted site and does not have possession of the software, and for Procure+, our procurement software package, are recognized as services are rendered. Amounts charged for Manage+, our asset management software service, are recognized on a straight-line basis over the period the services are provided. In addition, other sources of revenue are derived from: (1) income from events that occur after the initial sale of a financial asset; (2) re-marketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers in the IT reseller business unit; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income. These revenues are included in fee and other income on our Consolidated Statements of Operations.

RESERVES FOR CREDIT LOSSES. The reserves for credit losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management’s determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer’s financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis). Our allowance also includes consideration of uncollectible vendor receivables which arise from vendor rebate programs and other promotions.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. We have capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  These capitalized costs are included in the accompanying Consolidated Balance Sheets as a component of property and equipment—net. Capitalized costs, net of amortization, totaled $0.6 million as of March 31, 2005 and March 31, 2006.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying Consolidated Balance Sheets as a component of other assets. We had $1.2 million and $1.0 million of capitalized costs, net of amortization, as of March 31, 2005 and March 31, 2006, respectively.

SHARE-BASED PAYMENT. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25 and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We are required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the annual fiscal reporting period that begins after June 15, 2005. We have analyzed the impact of SFAS No. 123R, but have decided not to early adopt. Upon adoption, we will use the modified-prospective and the straight-line method.

SENSITIVITY ANALYSIS — STOCK OPTION RESTATEMENT.  In connection with the restatement of our Consolidated Financial Statements, we determined that, during the Relevant Period, we applied incorrect measurement dates in our accounting for certain stock options.

Based on the available facts and circumstances surrounding our stock option granting practices, we adopted a methodology for determining the most likely or no later than revised measurement dates. We believe the application of this methodology indicated the most likely or no later than date when the number of options granted to each recipient was approved and the exercise price and number of shares were known with finality. When there was not conclusive documentation or evidence of an earlier date, we relied upon the filing date of the Form 10-Q or 10-K, whichever is applicable, as the date in which an authorized approver would have reviewed the diluted EPS calculation which included the awards.  During our review, we also identified errors in accounting for stock option awards where we did not appropriately account for modifications and circumstances in which we did not appropriately account for awards as variable.  The correction of all of these errors resulted in additional cumulative stock-based compensation charges on a pre-tax basis of approximately $5.2 million for the nine year period ended March 31, 2005 and an additional $0.6 million for the fiscal year ended March 31, 2006.

We adopted a methodology for determining the most likely appropriate accounting measurement dates for all stock option grants.  We reviewed all available documentation and considered all facts and circumstances for each award and attempted to identify the date at which the award was most likely authorized and approved and the recipient, number of shares and price were approved and determined with finality.  As such, we adopted the following framework for determining the revised historical measurement dates of our employee stock option grants and have applied this framework based on the facts, circumstances and availability of the documentation for each grant.

Step 1

We reviewed, as available, the documents noted below for sufficient evidence that the approval and terms of the stock options were determined with finality:

1.	Board meeting minutes, resolutions and written consent actions;
2.	Compensation Committee and SIC meeting minutes and resolutions;
3.	offer letters signed by an authorized approver and the recipient and stating the number of shares and exercise price;
4.	internal communications from an authorized approver stating the recipient, number of shares and exercise price;
5.	executed acquisition agreements stating the number of shares and the option price;
6.	historical stock prices as reflected on Nasdaq to determine when stock price based performance vesting occurred;
7.	public filings as they relate to awards granted in connection with the IPO; and
8.	all stock option plans in place over the Relevant Period.

We reviewed minutes, consents, resolutions, offer letters and other corporate records for the purpose of validating their accuracy, and at no time determined that any of the records were altered or appeared to have not occurred as recorded.  While we considered the above documents in order, all documents and all facts and circumstances were considered when determining the revised measurement date.  Measurement dates for approximately 52.3% of the total number of grants made during the Relevant Period were determined based on the documentation listed in Step 1 above.  In instances where the above documentation was not available or provided ambiguous information, we proceeded to Step 2.

Step 2

If after review of the available documents as listed in Step 1, there was insufficient documentation to select the date at which the recipient, number of shares and price were determined with finality, we attempted to select the most likely date at which the terms were determined with finality.  In considering the most likely date, we considered all available documentation and all facts and circumstances.

In addition to the documents listed in Step 1, we examined the following documents:

1.	all internal and external communications including emails, offer letters, memos, faxes, letters and handwritten notes;
2.	acquisition agreements that do not contain recipients, exercise price and number of shares;
3.	outside stock option administrator transaction data (e.g. data from First Union, Wachovia, or AST);
4.	management practice regarding the annual non-employee director grants; and
5.	stock option agreements hand dated or not hand dated.

In conjunction with all available documentation, we considered the following facts and circumstances:

1.	our stock option granting practices;
2.	acquisition dates;
3.	new hires start dates;
4.	effective dates of non-employee director appointments to the Board;
5.	our stock performance; and
6.	all other available information.

Selecting the date at which the most likely granting actions occurred with finality required a significant amount of judgment.  While we considered all the documents and facts in the order noted above, the level of reliance on each type of document depended on the facts and circumstances surrounding each award. In some instances, we grouped awards based on similar characteristics and similar underlying facts and circumstances.  In these instances, we treated all of the grouped awards in a uniform manner.  Measurement dates for approximately 40.1% of the total number of grants made during the Relevant Period were determined based on the documentation listed in Step 2 above.

Step 3

If there was insufficient evidence, after reviewing all available documentation and all facts and circumstances listed in Step 1 and Step 2, to select a specific date at which the recipient, number of shares and price were approved and determined with finality, we used the earliest of the dates below.  We believe that the required granting actions would have occurred with finality ‘no later than’ at each of the following dates:

1.	stock option agreement signed by a member of the SIC and hand dated by the optionee unless other facts and circumstances exist that present ambiguity as to the accuracy of the hand date;
2.	the legible ‘run date’ of the stock option administrator report; and
3.
subsequent Form 10-Q or 10-K filing date.  As of this date and pursuant to our stock option granting process, an authorized approver would have approved the awards which would have resulted in the administration of the awards to include input into the stock option administration software.  Quarterly reports were run from the stock option administration software and reconciled to the general ledger and the stock registrar’s reports and the EPS calculation.  This reconciliation resulted in the stock-based compensation and the EPS disclosures, which included the awarded shares as filed in the Form 10-Q or Form 10-K.

Measurement dates for approximately 7.6% of the total number of grants made during the Relevant Period were determined based on the documentation listed in Step 3 above.

However, we acknowledge that many of the revised measurement date conclusions are dependent on the facts and circumstances of each stock option grant and involved the application of significant judgment. Because determining the revised measurement date is subjective and uncertain, we performed a sensitivity analysis to determine the impact of using alternate revised measurement dates for grants for which determining the appropriate measurement date involved significant judgment.

To perform the sensitivity analysis, we established the earliest possible date at which the grants terms could have been approved and could have been determined with finality and the latest possible date at which the grants terms were approved and determined with finality.  Within this date range, we selected the lowest stock price and the highest stock price to establish the range of compensation expense.  Our sensitivity analysis determined that the total incremental compensation expense that we previously determined could be reduced by $2.8 million or increased by $5.0 million for the nine year period ended March 31, 2005 on a pre-tax basis.  The additional (less) cumulative stock-based compensation during the Relevant Period under each category of our framework based upon the low and high closing prices during those periods is as follows:

Framework Categories	Low	High

Step 1	$-	$-
Step 2	(870,668)	3,156,001
Step 3	(1,925,718)	1,806,641
	$(2,796,386)	$4,962,642

The amount of additional (less) cumulative stock-based compensation by fiscal year from 2001 through 2005 under steps two and three of our framework based upon the low and high closing prices during those periods is as follows:

	Step 2
	2001 and prior	2002	2003	2004	2005	Total

Low	$(198,472)	(90,053)	(204,033)	(251,223)	(126,887)	$(870,668)
High	$428,692	595,642	981,429	903,790	246,448	$3,156,001

	Step 3
	2001 and prior	2002	2003	2004	2005	Total

Low	$(582,611)	(389,136)	(515,293)	(437,595)	(1,083)	$(1,925,718)
High	$898,554	280,926	357,863	269,218	80	$1,806,641

We believe our methodology based on the best evidence available results in the most likely measurement dates for our stock option grants.

RESULTS OF OPERATIONS

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last three years.  All comparative statements and historical financial information discussed is based on the restated financial statements for the periods presented prior to the fiscal year ended March 31, 2006.

The Year Ended March 31, 2006 Compared to the Year Ended March 31, 2005

Revenues.  We generated total revenues during the year ended March 31, 2006 of $647.3 million compared to revenues of $575.8 million for the year ended March 31, 2005, an increase of 12.4%. This increase is primarily the result of increased sales of product and services. Our revenues are composed of sales, lease revenues, and fee and other income, and may vary considerably from period to period.

Sales revenue, which includes sales of product and services, and sales of leased equipment, increased 21.6% to $584.8 million during the year ended March 31, 2006, as compared to $481.0 million in the prior fiscal year.

Sales of product and services are generated primarily through our technology sales business unit subsidiaries. Sales of product and services consist primarily of sales of new equipment and service engagements. Many customers purchase from us using a contract vehicle known as a Master Purchase Agreement (“MPA”) in which the terms and conditions of our relationship are stipulated. Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30 day termination for convenience clauses. In addition, many of our customers place orders using purchase orders without a MPA in place. There is no guarantee that our sales of product and services volume can be maintained or increased.

Sales of product and services increased 21.2% to $583.1 million as compared to the prior fiscal year and represented 90.1% of total revenue for the year ended March 31, 2006. The increase was a result of higher sales within our technology sales business unit subsidiaries primarily due to organic growth within our existing customer base.

A substantial portion of our sales of product and services are from sales of Hewlett Packard and CISCO products, which represented approximately 28.0% and 22.0% of sales, respectively, for the year ended March 31, 2006.

Included in the sales of product and services in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. Our service engagements are generally governed by Statements of Work and/or Master Service Agreements. They are primarily fixed fee, however, some agreements are time and materials or estimates. We realized a gross margin on sales of product and services of 10.0% for both fiscal years ended March 31, 2006 and 2005. Our gross margin on sales of product and services is affected by the mix and volume of products sold and competitive pressure in the marketplace.

We also recognize revenue from the sale of leased equipment. During the year ended March 31, 2006 sales of leased equipment were $1.7 million and we recognized a gross margin of  2.2% on these sales. During the year ended March 31, 2005 there were no sales of leased equipment.  The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Lease revenues increased 6.1% to $49.2 million for the year ended March 31, 2006, compared with $46.3 million for the prior fiscal year. Our net investment in leased assets was $205.8 million as of March 31, 2006, a 9.0% increase from $188.9 million as of March 31, 2005. The increase in lease revenue is predominately due to an increase in our operating lease portfolio.

For the year ended March 31, 2006, fee and other income was $13.4 million, a decrease of 72.4% over the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation, and interest income. The decrease in fee and other income in the year ended March 31, 2006 is primarily attributable to a $37.0 million settlement of our patent-infringement litigation against Ariba, Inc. during the year ended March 31, 2005. On February 12, 2005, we settled the patent-infringement suit through a mutual settlement and license agreement, and received the settlement as of March 31, 2005. Our fee and other income contains earnings from certain transactions which are in our normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Costs and Expenses.  During the year ended March 31, 2006, cost of sales, product and services increased 21.3% to $525.0 million as compared to $432.8 million in the prior fiscal year. This increase corresponds to the increase in sales of product and services of 21.2% from March 31, 2005 to March 31, 2006, primarily due to an increase in sales from our technology sales business unit.

A significant reduction in cost of sales is generated through vendor consideration programs provided by manufacturers. The programs are generally governed by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs what types of product we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorizations are costly to maintain and these programs continually change and there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our major manufacturers:

Manufacturer	Manufacturer Authorization Level

Hewlett Packard	HP Platinum/VPA (National)
Cisco Systems	Cisco Gold DVAR (National)
Microsoft	Microsoft Gold (National)
Sun Microsystems	Sun iForce Strategic Partner (National)
IBM	IBM Platinum (National)
Lenovo	Lenovo Platinum (National)
Network Appliance, Inc.	NetApp Platinum (Elite)
Citrix Systems, Inc.	Citrix Gold (National)

Direct lease costs increased 45.9% to $16.7 million for the year ended March 31, 2006, as compared to $11.4 million for the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating leased equipment. Our investment in operating leases increased 56.1% as of March 31, 2006 as compared to the prior fiscal year.

Professional and other fees for the year ended March 31, 2006 decreased 28.9% as compared to the prior fiscal year, primarily due to a decrease in expenses related to our pursuit of patent-infringement litigation.  For the year ended March 31, 2006, we recorded $2.6 million in legal fees seeking to enforce our patents against SAP America, Inc. and SAP AG, which was less than the expense incurred during the fiscal year ended March 31, 2005 related to our patent infringement litigation against Ariba, Inc.

Salaries and benefit expenses increased 14.7% to $62.3 million for the year ended March 31, 2006, as compared to the prior fiscal year. The increase is due in part to an increase in the number of employees and the subsequent increase in employee benefit costs. We employed 637 people as of March 31, 2005 compared to 680 people as of March 31, 2006. In addition, share-based compensation expense was $621 thousand and $(20) thousand for the years ended March 31, 2006 and March 31, 2005, respectively.

General and administrative expenses increased 1.9% to $18.6 million for the year ended March 31, 2006 as compared to the prior fiscal year. The increase is largely due to expenses relating to higher sales volume and depreciation costs for new property and equipment acquisitions.

For the year ended March 31, 2006, we accrued for a settlement of litigation by GMAC against us of $6.0 million and a judgment for BoA against us of $3.0 million, $0.9 million of legal fees and $0.2 million of interest, or a total of $4.1 million related to the BoA judgment.  The GMAC settlement occurred in July 2006 and the BoA judgment occurred in February 2007.

Interest and financing costs increased 23.4% to $7.3 million for the year ended March 31, 2006 as compared to the prior fiscal year. This is primarily due to an increasing non-recourse debt portfolio and increasing debt rates on new financings. Non-recourse notes payable increased 11.4% to $128.0 million for the year ended March 31, 2006 as compared to the prior fiscal year.

Provision for Income Taxes.  Our provision for income taxes decreased to a benefit of $0.5 million for the year ended March 31, 2006 from an expense of $17.9 million for the prior fiscal year, due primarily to lower earnings. Our effective income tax rates for the years ended March 31, 2006 and 2005 were 51.1% and 41.1%, respectively.

Net Earnings.  The foregoing resulted in a 102.0% decrease in net earnings for the year ended March 31, 2006, as compared to the prior fiscal year. The decrease is primarily due to the fees received from the settlement of our patent-infringement litigation against Ariba, Inc. of $37.0 million in the year ended March 31, 2005, and the accrual of a settlement of litigation against us by GMAC and a verdict judgment against us by BoA aggregating $10.1 million in the year ended March 31, 2006.  The GMAC settlement occurred in July 2006 and the BoA judgment occurred in September 2006.

Both basic and fully diluted earnings (loss) per common share were $(0.06) for the year ended March 31, 2006, as compared to $2.89 and $2.73, respectively, for the year ended March 31, 2005, based on weighted average common shares outstanding, basic and diluted, of 8,347,727 and 8,347,727, respectively, for 2006 and 8,898,296 and 9,409,119, respectively, for 2005.

The Year Ended March 31, 2005 Compared to the Year Ended March 31, 2004

Revenues.  We generated total revenues during the year ended March 31, 2005 of $575.8 million compared to revenues of $330.6 million for the year ended March 31, 2004, an increase of 74.2%. This increase is primarily attributable to increased revenues from the sales of product and services from the IT reseller due, in part, from increased demand from customers. Our revenues are composed of sales of product and services, lease revenues, and fee and other income, and may vary considerably from period to period.

The majority of sales of product and services are generated through our technology business unit subsidiaries. Sales of used and/or off-lease equipment are also generated from our brokerage and re-marketing activities. For the year ended March 31, 2005, we experienced an increase in customer demand for IT products in a very competitive economy. The increase was a result of increased sales within our existing customer base and from customers obtained through recent acquisitions. For the year ended March 31, 2005, sales of product and services increased 79.5% to $481.0 million, a result of increased technology sales through our subsidiaries as compared to March 31, 2004.

We realized a gross margin on sales of product and services of 10.0% for the year ended March 31, 2005, as compared to 11.8% for the year ended March 31, 2004.

Lease revenues decreased 9.6% to $46.3 million for the year ended March 31, 2005, compared with $51.3 million for the prior fiscal year. Our net investment in leased assets was $188.9 million as of March 31, 2005, a 1.8% increase from $185.5 million as of March 31, 2004.

For the year ended March 31, 2005, fee and other income was $48.5 million, an increase of 325.1% over the prior fiscal year. Fee and other income includes sales of our software, hosting fees of our software, term licenses of our software, other services relating to our software, monetary settlements arising from disputes and litigation, revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, and learning center revenues generated by our technology business unit subsidiaries. The increase in fee and other income in the year ended March 31, 2005 is primarily attributable to a $37.0 million settlement of our patent-infringement litigation against Ariba, Inc. On February 12, 2005, we settled the patent-infringement suit through a mutual settlement and license agreement, and received the settlement as of March 31, 2005.  Our fee and other income contains earnings from certain transactions which are in our normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Costs and Expenses.  Our direct lease costs increased 8.4% during the year ended March 31, 2005, as compared to the prior fiscal year. The largest component of direct lease costs is depreciation expense of leased equipment. The investment in operating leases increased 60.7% as of March 31, 2005 as compared to March 31, 2004.

Professional and other fees increased 154.5% for the year ended March 31, 2005 over the prior fiscal year, and was primarily the result of $3.1 million in legal fees related to the patent infringement litigation against Ariba, Inc. In addition, we incurred expenses related to Manchester Technologies, Inc. for professional services rendered by a transition team and 65 people (prior Manchester Technologies, Inc. employees) that were to be hired in a subsequent period.

Salaries and benefit expenses increased 28.3% during the year ended March 31, 2005, as compared to the prior fiscal year. The increase is a combination of a 24% increase in employees, due in part to the acquisition of Manchester Technologies, Inc., higher sales commissions attributed to higher sales volume, performance bonuses related to the Ariba patent-infringement suit, and a normal increase in payroll and benefit expenses.

General and administrative expenses increased 24.8% for the year ended March 31, 2005 over the prior fiscal year. The increase is largely due to higher sales volume which in turn created a larger bad debt and inventory allowance. In addition, these expenses increased due to an increase in the number of offices and employees, due in part to the Manchester Technologies, Inc. acquisition.

Interest and financing costs incurred by us for the year ended March 31, 2005 decreased 14.8% as compared to the year ended March 31, 2004, and relate to interest costs on our indebtedness. This is attributed to a combination of our decreasing non-recourse debt portfolio and a reduction in our weighted average interest rate on new lease-related non-recourse debt.  (See “—Liquidity and Capital Resources”). Payment for interest costs on the majority of non-recourse and certain recourse notes are typically remitted directly to the lender by the lessee.

Provision for Income Taxes.  Our provision for income taxes increased to $17.9 million for the year ended March 31, 2005 from $6.6 million for the year ended March 31, 2004, reflecting an effective income tax rate of 41.1% and 41.2%, respectively.

Net Earnings.  The foregoing resulted in a 170.8% increase in net earnings for the year ended March 31, 2005, as compared to the prior fiscal year.

Basic and fully diluted earnings per common share were $2.89 and $2.73, respectively, for the year ended March 31, 2005, as compared to $1.02 and $0.95, respectively, for the year ended March 31, 2004, based on weighted average common shares outstanding, basic and diluted, of 8,898,296 and 9,409,119, respectively, for 2005 and 9,333,388 and 9,976,822, respectively, for 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended March 31, 2006, we used cash flows from operations of $38.2 million, and used cash flows from investing activities of $32.5 million. Cash flows provided by financing activities amounted to $52.5 million. The effect of exchange rate changes during the fiscal year provided cash flows of $86,211. The net effect of these cash flows was a net decrease in cash and cash equivalents of $18.2 million during the fiscal year 2006. During this same period, our total assets increased $13.8 million, primarily as the result of increases in our accounts receivable and investment in leases and leased equipment. Our net investment in direct financing lease equipment decreased $1.0 million, or 0.6% and operating lease equipment increased $17.9 million, or 56.1%, respectively, during the fiscal year. Our cash and cash equivalents balance as of March 31, 2006 was $20.7 million as compared to $38.9 million as of March 31, 2005.

Our debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchased for lease to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flow from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. Each transaction is specifically approved and done solely at the lender’s discretion. During the year ended March 31, 2006, our lease-related non-recourse debt portfolio increased 11.4% to $128.0 million as compared to the prior fiscal year.

Whenever desirable and possible, we arrange for equity investment financing which includes selling assets including the residual portions to third parties and financing the equity investment on a non-recourse basis. We generally retain customer control and operational services, and have minimal residual risk. We usually preserve the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed-to return on their investment.

Accounts payable—equipment represents equipment costs that have been placed on a lease schedule, but for which we have not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of March 31, 2006, we had $7.7 million of unpaid equipment cost, as compared to $8.4 million as of March 31, 2005.

Accounts payable—trade increased 35.8% from $14.2 million as of March 31, 2005 to $19.2 million as of March 31, 2006. This increase is due to a rise in sales of product and services and, consequently, an increase in cost of goods sold, product and services from our technology business unit.

Accounts payable—floor plan increased 41.6% from $33.0 million as of March 31, 2005 to $46.7 million as of March 31, 2006. This increase is primarily due to a rise in sales of product and services from our technology business unit that we transacted through our floor plan facility with GE Commercial Distribution Finance Corporation (“GECDF”).

Accrued expenses and other liabilities includes deferred income and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of March 31, 2006, we had $33.3 million of accrued expenses and other liabilities, a decrease of 19.8% for the year as compared to the prior fiscal year. As of March 31, 2005, we had approximately $13.0 million in accrued expenses and other liabilities from payments received by a customer for an early buyout of leases in which the payment was not forwarded to the investor until the following quarter.

Based on past performance and current expectations, we believe that our cash and cash equivalents, available borrowings under our credit facilities and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, commitments, acquisitions and other liquidity requirements associated with our existing operations through at least the next 12 months.

Credit Facility — Leasing Business

Working capital for our leasing business is provided through a credit facility which is currently contractually scheduled to expire on July 10, 2009.  On September 26, 2005, we terminated our $45 million credit facility and simultaneously entered into a new $35 million credit facility.  Participating in this facility are Branch Banking and Trust Company ($15 million) and National City Bank ($20 million) as agents.  The ability to borrow under this facility is limited to the amount of eligible collateral at any given time.  The credit facility has full recourse to us and is secured by a blanket lien against all of our assets such as chattel paper (including leases), receivables, inventory and equipment, and the common stock of all wholly owned subsidiaries.

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company. Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin. The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of March 31, 2006, we had an outstanding balance of $6.0 million on the facility, as recorded in recourse notes payable on our Consolidated Balance Sheets.

In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. Other than as detailed below, we were in compliance with these covenants as of June 30, 2007.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: (a) annual Audited Financial Statements for the year ended March 31, 2006; (b) “Projections” for our fiscal year ended March 31, 2007; and (c) quarterly Unaudited Financial Statements for the quarters ended June 30, 2006, September 30, 2006, and December 31, 2006.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a Third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, and an Eighth Amendment dated June 27, 2007.  As a result of the amendments, the agents agreed, inter alia, to extend to our revolving credit facility in the maximum aggregate principal amount of $35 million through August 31, 2007.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component and (2) an accounts receivable component. As of March 31, 2006, the facility agreement had an aggregate limit of the two components of $75 million, and the accounts receivable component had a sub-limit of $20 million. Effective June 29, 2006, the facility with GECDF was amended to increase the total credit facility limit to $85 million and the accounts receivable facility sub-limit to $30 million. In addition, the amendment temporarily increased the total credit facility limit to $100 million during the period from June 26, 2006 through September 21, 2006. Effective June 20, 2007, the facility with GECDF was again amended to temporarily increase the total credit facility limit to $100 million during the period from June 19, 2007 through August 15, 2007. On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007.  Other than during the temporary increase periods described above, the total credit facility limit is $85 million.

Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with, or had obtained applicable waivers for, these covenants as of March 31, 2006.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc.  The guaranty requires ePlus inc to file financial statements with the SEC, and we have not filed the required financial statements.  However, GECDF has waived this requirement through September 30, 2007.  The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products is financed through a floor plan component in which interest expense for the first thirty- to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our Consolidated Balance Sheets, as they are normally repaid within the thirty- to forty-five day time-frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the thirty- to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances were as follows:

Maximum Credit Limit at March 31, 2005	Balance as of March 31, 2005	Maximum Credit Limit at March 31, 2006	Balance as of March 31, 2006
$75,000,000	$32,978,262	$75,000,000	$46,689,029

Accounts Receivable Component

Included within the floor plan component, ePlus Technology, inc. has an accounts receivable component from GECDF, which is a revolving line of credit. At the due date of the invoices financed on the floor plan component, the invoices are paid by the accounts receivable component. The balance on the accounts receivable component is then reduced by payments from our customers into a lockbox and our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Consolidated Balance Sheets.

The respective accounts receivable component credit limits and actual outstanding balances were as follows:

Maximum Credit Limit at March 31, 2005	Balance as of March 31, 2005	Maximum Credit Limit at March 31, 2006	Balance as of March 31, 2006
$15,000,000	$6,263,471	$20,000,000	$0

Performance Guarantees

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations. We are in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our Consolidated Statements of Operations.

CONTRACTUAL OBLIGATIONS

The impact that our contractual obligations as of March 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total (3)	Less than 1 year	1–3 years	3–5 years	More than 5 years

Non-recourse notes payable (1)	$127,973,456	$66,488,393	$52,917,171	$8,428,670	$139,222
Recourse notes payable	6,000,000	6,000,000	-	-	-
Operating lease obligations (2)	7,341,323	2,369,963	3,557,110	1,414,250	-
Total	$141,314,779	$74,858,356	$56,474,281	$9,842,920	$139,222

(1)	Non-recourse notes payable obligations in which the specific lease receivable payments have been assigned to the lender.
(2)	Rent obligations.
(3)	Loan amounts include principal payments only.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2006, we are not involved in any unconsolidated special purpose entity transactions.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales forces. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. As a result, we may require additional financing to fund our strategy implementation and potential future acquisitions, which may include additional debt and equity financing.

For the periods presented herein, inflation has been relatively low and we believe that inflation has not had a material effect on our results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments, which are denominated in U.S. Dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the National City Bank and GE Distribution Finance Corporation (formerly Deutsche Financial Services Corporation) facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City facility bear interest at a market-based variable rate, based on a rate selected by us and determined at the time of borrowing.  Borrowings under the GE Distribution Finance Corporation facility bear interest at a market-based variable rate.  Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of March 31, 2006, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, we began transacting business in Canada. As such, we have entered into lease contracts and non-recourse, fixed interest rate financing denominated in Canadian Dollars. To date, Canadian operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and Schedules listed in the accompanying “Index to Financial Statements and Schedules.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Background of Restatement

As previously disclosed, our CEO received a letter, dated June 20, 2006, from a stockholder raising concerns about 450,000 options awarded in 2004 to our four senior officers.  On June 21, 2006, our CEO forwarded the letter to the Chairman of the Audit Committee.  On June 23, 2006, the Audit Committee commenced a voluntary investigation of the issues raised concerning the 2004 Options.  Subsequently, the Audit Committee Investigation was expanded to cover all our stock option grants since our IPO in 1996 and the historical practices related to stock option grants.  The Audit Committee retained independent legal counsel, who in turn retained forensic accountants, to assist in the Investigation.

With the assistance of independent counsel, the Audit Committee obtained and reviewed corporate books and records relating to option grants since our IPO, including relevant stock option plans, option agreements, minutes and written consents of our Board and Compensation Committee, relevant public filings and other available documentation.  In addition, independent counsel for the Audit Committee reviewed a large volume of potentially relevant emails and electronic documents and interviewed 28 individuals, many on multiple occasions.  The Audit Committee’s independent counsel developed an exhaustive search term list, which was applied to electronic data retrieved.  Approximately 79 gigabytes of electronic data was located and reviewed.  The Audit Committee met frequently throughout the course of its Investigation.

On August 11, 2006, we filed a Form 8-K which disclosed that based on its review and assessment, the Audit Committee preliminarily concluded that the appropriate measurement dates for determining the accounting treatment for certain stock options we granted differ from the recorded measurement dates used in preparing our Consolidated Financial Statements.  The Audit Committee further determined that certain stock option grants or modifications of stock option grants that were not in accordance with our stock-based compensation plans should have been accounted for using variable plan accounting for the duration of the options. As a result, non-cash stock-based compensation expense should have been recorded with respect to these stock option grants.  Accordingly, it was further disclosed that we would restate our previously issued financial statements for the fiscal years ended March 31, 2004 and 2005, as well as previously reported interim financial information, to reflect additional non-cash charges for stock-based compensation expense and the related tax effects in certain reported periods. We further disclosed that for the above-stated reasons, certain of our prior financial statements and the related reports from our independent registered public accountants, earnings statements and press releases, and similar communications issued by us should no longer be relied upon.

The Audit Committee Investigation, and our internal review, identified certain errors in the ways in which we accounted for certain option grants.  We concluded that we (1) used incorrect measurement dates for the accounting of certain stock options, (2) had not properly accounted for certain modifications of stock options, and (3) had incorrectly accounted for certain stock options that required the application of the variable accounting method. We determined revised measurement dates for those option grants with incorrect measurement dates and recorded stock-based compensation expense to the extent that the fair market value of our stock on the revised measurement date exceeded the exercise price of the stock option, in accordance with APB 25 and related FASB interpretations.  Additionally, we restated both basic and diluted weighted average shares outstanding for changes in measurement dates resulting from the Investigation.  The combination of recording stock-based compensation expense and restating our weighted average shares outstanding have resulted in restated basic and diluted EPS.

We adopted a methodology for determining the most likely appropriate accounting measurement dates for all stock option grants.  We reviewed all available documentation and considered all facts and circumstances for each award and attempted to identify the date at which the award was most likely authorized and approved and the recipient, number of shares and price were determined with finality.

Disclosure Controls and Procedures

Management, under the supervision and with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, which included the findings of our Audit Committee as part of its review of our historical stock option granting practices and the adjustments to our Consolidated Financial Statements resulting from that review and classification errors in our Consolidated Statements of Cash Flows, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2006 were not effective at the reasonable assurance level due to the existence of material weaknesses in our internal control over financial reporting. Specifically, we did not maintain effective controls over the determination of the accounting measurement dates for our granting of stock option awards, modifications of stock options awards and the classification of certain cash flows.

To address these control weaknesses, we performed additional analysis and other procedures in order to prepare our Consolidated Financial Statements in accordance with U.S. GAAP.

Restatement for Stock Option Grants

In making this determination, we concluded that our controls over the application of accounting policies related to the determination of the measurement date of stock options were ineffective to ensure that these policies complied with U.S. GAAP. Specifically, the deficiency in our controls over the application of our stock option accounting policies failed to identify errors in our financial statements, which resulted in adjustments to our Consolidated Financial Statements. A detailed discussion of the correction of these errors and the impact of the adjustment to our Consolidated Financial Statements is included in the “Explanatory Note” immediately preceding Part I, Item 1, “Business” in this Form 10-K and in Note 2, “Restatement of Consolidated Financial Statements” to our Consolidated Financial Statements.

 Management is committed to remediation of the control deficiencies that constitute the material weaknesses described above by implementing changes to our internal control over financial reporting. For stock option grants, management has implemented improvements in our internal control over financial reporting suggested as a result of the Audit Committee Investigation into stock option granting practices, with the exception of adopting a new Long-Term Incentive Plan, which we plan to present to shareholders in our next proxy statement. In addition, management has established procedures to consider the ongoing effectiveness of both the design and operation of our internal control over financial reporting.

We have implemented a number of significant changes and improvements in our internal control over financial reporting since March 31, 2006. Based on the Stock Option Grant Policy and Procedure Recommendations adopted by our Board, our CEO and CFO have taken the responsibility to implement changes and improvements in our internal control over financial reporting and remediate the control deficiencies that gave rise to the material weaknesses. Specifically, these changes include:

•
We now require that all option grants be effective and priced as of the date approved or at a predetermined date certain in the future, in accordance with the applicable plan and the terms of the grant.

•	The SIC was discontinued and all decisions regarding stock options will be made by the Compensation Committee or the full Board.

•	Each option grant shall be approved at an in-person or telephonic meeting of the Compensation Committee or full Board. Option grants shall not be approved by unanimous written consent.

•
We now require systematic authorization for option grants to ensure that all option transactions adhere to our plans and stated policies.  All such transactions must be accurately reflected in our books and records and have appropriate supporting documentation.  Determinations of the Compensation Committee and/or the Board regarding options must be implemented in an accurate and timely manner.

•
We have established a policy to issue options only during a specified window each year, immediately after release of the Form 10-K for the prior year or after quarterly earnings reports, with narrow exceptions for new employees and other special circumstances as determined by the Compensation Committee or the Board.

•
Each option granted must specify all material terms of any options granted, including date of grant, exercise price, vesting schedule, duration, breakdown of ISOs versus non-qualified stock options, and any other terms the Compensation Committee or the Board deems appropriate.

•	All Forms 4 must be filed within two business days of any grant.

•	Option agreements for executive officers must be in the form on file with the SEC.

•	All option agreements must be signed contemporaneously with each grant.

•
The Compensation Committee will in its discretion engage independent outside counsel to obtain legal advice on issues that are significant and not ministerial rather than relying on company counsel for advice on such matters.

•	The Compensation Committee must be advised of the accounting and reporting impact of each grant.

•
We will strengthen our Internal Audit function by: (i) having the Internal Audit function report directly to the Audit Committee; (ii) implementing appropriate enhancements to our independent monitoring of financial controls, including specifically the monitoring of stock options and compensation issues; and (iii) implementing appropriate additional compliance training for our employees and management.

•	Our general counsel must review all proposed grants to ensure that all legal requirements have been met; and

•	We shall adopt a new long-term incentive plan to effectuate these recommendations. We will ensure that the new plan is accurately described in public filings.

Restatement of Consolidated Statements of Cash Flows

In addition, we concluded that our controls over the application of accounting policies related to preparing our Consolidated Statements of Cash Flows were ineffective to ensure that these policies complied with U.S. GAAP. Specifically, the deficiency in our controls over the preparation of our Consolidated Statements of Cash Flows failed to identify errors in our financial statements, which resulted in adjustments to our Consolidated Financial Statements. A detailed discussion of the correction of these errors and the impact of the adjustment to our Consolidated Financial Statements is included in the “Explanatory Note” immediately preceding Part I, Item 1, “Business” in this Form 10-K.  The restatement of our Consolidated Balance Sheet as of March 31, 2005 and our Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004 were for the following reasons:

We use floor planning agreements for dealer financing of products purchased from distributors and resold to end-users. Historically, we classified the cash flows from our floor plan financing agreements in operating activities in our Consolidated Statements of Cash Flows. We previously treated the floor plan facility as an outsourced accounts payable function, and, therefore, considered the payments made by our floor plan facility as cash paid to suppliers under Financial Accounting Standards No. 95, “Statement of Cash Flows.”

We have now determined that when an unaffiliated finance company remits payments to our suppliers on our behalf, we should show this transaction as a financing cash inflow and an operating cash outflow.  In addition, when we repay the financing company, we should present this transaction as a financing cash outflow. As a result, we have restated the accompanying fiscal year 2005 and 2004 Consolidated Statements of Cash Flows to correct this error.

The restatement also includes a separate line item on the Consolidated Balance Sheets for the accounts payable related to our floor plan financing agreements which had previously been included in accounts payable—trade and a restatement of payments made by our floor plan facility to our suppliers from cash flows provided by operating activities to cash flows provided by financing activities.

Also, payments made by our lessees directly to third-party, non-recourse lenders were previously reported on our Consolidated Statements of Cash Flows as repayments of non-recourse debt in the financing section and a decrease in our investment in leases and leased equipment—net in the operating section. As these payments were not received or disbursed by us, management determined that these amounts should not be shown as cash used in financing activities and cash provided by operating activities on our Consolidated Statements of Cash Flows.  Rather, these payments are now disclosed as a non-cash financing activity on our Consolidated Statements of Cash Flows.

In addition, certain corrections were made for errors noted on our Consolidated Statements of Cash Flows between the line items reserves for credit losses and changes in accounts receivable, both of which are in the operating section.  See the impact of corrections in Note 2, “Restatement of Consolidated Financial Statements” to our Consolidated Financial Statements contained elsewhere in this document.

We have discussed the accounting restatement described above with the Audit Committee of the Board. We are working with the Audit Committee to identify and implement corrective actions, where required, to improve the effectiveness of our internal control over financial reporting and to remediate the control deficiencies that gave rise to the material weakness.  Specifically, these changes include enhancements of systems, accounting and review procedures and communications among our staff.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the name, age and position, as of July 31, 2007, of each person who was an executive officer, director or significant employee with ePlus on July 31, 2007.

NAME	AGE	POSITION	CLASS

Phillip G. Norton	63	Director, Chairman of the Board, President and Chief Executive Officer	III

Bruce M. Bowen	55	Director and Executive Vice President	III

Terrence O’Donnell.	63	Director	II

Milton E. Cooper, Jr.	68	Director	II

Irving R. Beimler	60	Director	II

Lawrence S. Herman.	63	Director	I

C. Thomas Faulders, III.	57	Director	I

Eric D. Hovde	43	Director	I

Steven J. Mencarini	52	Senior Vice President and Chief Financial Officer

Kleyton L. Parkhurst	44	Senior Vice President and Treasurer

The business experience during the past five years of each director and executive officer of ePlus is described below.

Phillip G. Norton joined us in March 1993 and has served since then as our Chairman of the Board and CEO.  Since September 1996, Mr. Norton has also served as our President.  Mr. Norton is a 1966 graduate of the U.S. Naval Academy.

Bruce M. Bowen founded our company in 1990 and served as our President until September 1996.  Since September 1996, Mr. Bowen has served as our Executive Vice President, and from September 1996 to June 1997 also served as our CFO.  Mr. Bowen has served on our Board since our founding.  He is a 1973 graduate of the University of Maryland and in 1978 received a Masters of Business Administration from the University of Maryland.

Terrence O’Donnell joined our Board in November 1996 upon the completion of our IPO.  For the past five years, Mr. O’Donnell has been the Executive Vice President and General Counsel of Textron, Inc. and a partner with the law firm of Williams & Connolly LLP in Washington, D.C.  Mr. O’Donnell has practiced law since 1977, and from 1989 to 1992 served as General Counsel to the U.S. Department of Defense.  Mr. O’Donnell presently also serves as a director of IGI, Inc., an American Stock Exchange company.  Mr. O’Donnell is a 1966 graduate of the U.S. Air Force Academy and received a Juris Doctor from Georgetown University Law Center in 1971.

Milton E. Cooper, Jr. joined our Board in November 2003.  Mr. Cooper served with Computer Sciences Corporation (“CSC”) from September 1984 until his retirement in May 2001, first as Vice President, Business Development and then (from January 1992) as President, Federal Sector.  Before joining CSC, Mr. Cooper served in marketing and general management positions with IBM Corporation, Telex Corporation, and Raytheon Company.  He also serves on the Board of Directors and the Compensation Committee of L-1 Identity Solutions, a NYSE-traded company, and serves on the Board of Directors, the Audit Committee, and the Compensation Committee of Applied Signal Technology, Inc. and on the Board of Directors and Compensation Committee of Racemi, Inc.  Mr. Cooper is a 1960 graduate of the United States Military Academy.  He served as an artillery officer with the 82nd Airborne Division before leaving active duty in 1963.

Irving R. Beimler joined our Board in November 2006.  Mr. Beimler has been with the Hovde Group (defined below) since November 1997.  Currently, he is serving as Portfolio Manager of Hovde Private Equity Advisors LLC.  He has served as a senior officer, Interim President and Chief Executive Officer and a Board Member of numerous banks and thrifts during his career.  Currently, he serves as a Board member of Sunwest Bank and BPD Bank.  He is a graduate of the State University of New York at Geneseo.

Lawrence S. Herman joined our Board in March 2001.  Mr. Herman has been with BearingPoint, Inc. since June 1967 and is one of BearingPoint’s most senior managing directors, responsible for managing the strategy and emerging markets in the company’s state and local government practice.  During his career, Mr. Herman has specialized in developing, evaluating, and implementing financial and management systems and strategies for state and local governments around the nation.  He has directed systems integration projects for state and local governments, and several statewide performance and budget reviews for California, North Carolina, South Carolina, Louisiana, Oklahoma, and others, resulting in strategic fiscal and technology plans.  He is considered to be one of the nation’s foremost state budget and fiscal planning experts.  Mr. Herman received his B.S. degree in Mathematics and Economics from Tufts University in 1965 and his Masters of Business Administration in 1967 from Harvard Business School.

C. Thomas Faulders, III joined our Board in July 1998.  Mr. Faulders has been the President and Chief Executive Officer of the University of Virginia Alumni Association since 2005.  Prior to that, Mr. Faulders served as the Chairman and Chief Executive Officer of LCC International, Inc. from 1999 to 2005 and as Chairman of Telesciences, Inc., an information services company, from 1998 to 1999.  From 1995 to 1998, Mr. Faulders was Executive Vice President, Treasurer, and Chief Financial Officer of BDM International, Inc., a prominent systems integration company.  Mr. Faulders is a member of the Board of Advisors of Morgan Franklin and the Board of Trustees of Randolph College.  He is a 1971 graduate of the University of Virginia and in 1981 received a Masters of Business Administration from the Wharton School of the University of Pennsylvania.

Eric D. Hovde joined our Board in November 2006. In 1987, Mr. Hovde founded, and is the Chief Executive Officer, Managing Member and Chairman of, Hovde Capital Advisors LLC, Hovde Private Equity Advisors LLC, and Hovde Financial, Inc., respectively (the “Hovde Group”).  The Hovde Group is focused exclusively on the financial services industry and provides its clients with investment banking, asset management and merchant banking services.  Mr. Hovde has also served as a director on numerous bank and thrift boards and currently serves as the Chairman of Sunwest Bank in Orange County, California.  Mr. Hovde is also the co-founder and a trustee of the Eric D. and Steven D. Hovde Foundation, an organization that actively supports clinical research in search of a cure for Multiple Sclerosis and charitable relief in devastated areas around the world.  Mr. Hovde received his degrees in Economics and International Relations from the University of Wisconsin.  He is licensed with the NASD as a registered representative and general securities principal.

Steven J. Mencarini joined us in June 1997 as Senior Vice President and CFO.  Prior to joining us, Mr. Mencarini was Controller of the Technology Management Group of CSC.  Mr. Mencarini joined CSC in 1991 as Director of Finance and was promoted to Controller in 1996.  Mr. Mencarini is a 1976 graduate of the University of Maryland and received a Masters of Taxation from American University in 1985.

Kleyton L. Parkhurst joined us in May 1991 as Director of Finance.  Mr. Parkhurst has served as Secretary or Assistant Secretary and Treasurer since September 1996.  In July 1998, Mr. Parkhurst was made Senior Vice President for Corporate Development.  Mr. Parkhurst is currently responsible for all of our mergers and acquisitions, investor relations, and marketing.  Mr. Parkhurst is a 1985 graduate of Middlebury College.

Each of our executive officers is chosen by the Board and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she shall resign or be removed as provided by the Bylaws.

Audit Committee

The Audit Committee of the Board is responsible for selecting, appointing, overseeing, reviewing and approving the fees of our independent public accountants, monitoring and reviewing the quality and activities of our internal and external audit functions, monitoring the adequacy of our operating and internal controls as reported by management and the external or internal auditors, assessing the independent auditor’s qualifications and independence, and reviewing our periodic reports filed with the SEC.  The members of the Audit Committee during the 2006 fiscal year were Terrence O’Donnell (Chairman), C. Thomas Faulders, III, Lawrence S. Herman, and Milton E. Cooper, Jr.  Each member of the Audit Committee is independent in accordance with the published listing requirements of Nasdaq.  In addition, the Board has determined that C. Thomas Faulders III qualifies as an “Audit Committee Financial Expert” as defined in regulations issued by the SEC.  This designation is a disclosure requirement of the SEC related to Mr. Faulders’ experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon Mr. Faulders any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.  The Board has also determined that each Audit Committee member has sufficient knowledge in reading and understanding our financial statements to serve on the Audit Committee.

Stockholder Nominations

It is the policy of the Nominating and Corporate Governance Committee to consider properly submitted stockholder nominations for membership on the Board.  Any stockholder nomination must comply with our Bylaws.  The notice must be in writing and delivered to our Corporate Secretary, ePlus inc., 13595 Dulles Technology Drive, Herndon, Virginia 20171-3413, no later than 90 days in advance of the Annual Meeting or, if later, the seventh day following the first public announcement of the Annual Meeting.  The notice must set forth:  (i) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the stockholder is a holder of record of our stock entitled to vote at the Annual Meeting and intends to appear in person or by proxy at the Annual Meeting and nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the stockholder and each nominee or any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (iv) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had the nominee been nominated, or intended to be nominated, by the Board; and (v) the consent of each nominee to serve as a director if so elected.  In addition, the stockholder making such nomination shall promptly provide any other information reasonably requested by us.

In evaluating such nominations, the Nominating and Corporate Governance Committee seeks to achieve a balance of knowledge, experience, and capability on the Board.  Furthermore, any member of the Board must have the highest personal ethics and values and have experience at the policy-making level of business, and should be committed to enhancing stockholder value.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC and Nasdaq.  Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2006 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, with following exceptions: Mr. Parkhurst was late in filing a Form 4 in connection with the exercise of 1,000 options on March 8, 2006; Mr. Eric Hovde and Mr. Steven Hovde were late in filing Forms 4 on June 17, 2005 with respect to the indirect purchase of 6,900 shares of our common stock; Mr. Eric Hovde and Mr. Steven Hovde were late in filing Forms 4 on August 31, 2005 with respect to the indirect purchase of 1,400 shares of our common stock; and Messrs. Cooper, Faulders and O’Donnell were late in filing Forms 4 on October 17, 2005 and Mr. Herman on October 12, 2005, in each case, in connection with the grant of 10,000 options to purchase shares of our common stock.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and our Board.  The Standard of Conduct and Ethics for Employees, Officers and Directors of ePlus inc. is available on our website at www. ePlus.com/ethics. We will disclose on our website any amendments to or waivers from any provision of the Standard of Conduct and Ethics that applies to any of the directors or officers.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned, for services rendered in all capacities to us, by our CEO and certain other of our executive officers (collectively, the “Named Executive Officers”) for the fiscal years ended March 31, 2004, 2005, and 2006.

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus/ Commission	Securities Underlying Options (#)		All Other Compensation

Phillip G. Norton	2006	$375,000	$-	-		$1,500	(2)
Chairman, Chief Executive	2005	343,750	175,000	300,000	(1)	1,440
Officer, and President	2004	250,000	-	-		1,320

Bruce M. Bowen	2006	$300,000	$-	-		$188,700	(3)
Director and	2005	281,250	137,500	50,000	(1)	127,560
Executive Vice President	2004	225,000	-	-		5,895

Steven J. Mencarini	2006	$225,000	$-	-		$74,580	(4)
Chief Financial Officer and	2005	225,000	130,000	50,000	(1)	50,160
Senior Vice President	2004	215,000	-	-		1,320

Kleyton L. Parkhurst	2006	$214,584	$29,167	-		$74,580	(5)
Senior Vice President, Assistant	2005	200,000	335,000	50,000	(1)	50,160
Secretary, and Treasurer	2004	200,000	43,141	-		1,320
_________________________
(1)
On May 11, 2007, we and each of Messrs. Norton, Bowen, Parkhurst and Mencarini entered into separate stock option cancellation agreements pursuant to which options to purchase 300,000 shares, 50,000 shares, 50,000 shares and 50,000 shares, respectively, were cancelled.

(2)	All amounts reported represent our employer 401(k) plan matching contributions
(3)
Includes $4,500 of country-club dues, $1,500 of our employer 401(k) matching contributions, and $182,700 paid by us in connection with the Supplemental Benefit Plan, which is a nonqualified deferred compensation plan.

(4)	Includes $1,500 of our employer 401(k) matching contribution and $73,080 of compensation related to the Supplemental Benefit Plan, which is a nonqualified deferred compensation plan.
(5)	Includes $1,500 of our employer 401(k) matching contribution and $73,080 paid by us in connection with the Supplemental Benefit Plan, which is a nonqualified deferred compensation plan.

Option Grants in Last Fiscal Year

There were no options granted to the Named Executive Officers during fiscal year 2006.

Aggregated Option/SAR Exercises and Fiscal Year-End Option Values

The following table sets forth information regarding the value of unexercised options held by the Named Executive Officers at the end of fiscal year 2006.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End($)(2)
Name	Number of Shares Acquired On Exercise	Value Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Phillip G. Norton(3)	87,424	423,889	277,576	240,000	1,559,804	769,950
Bruce M. Bowen(3)	15,000	80,203	140,000	40,000	819,750	134,400
Steven J. Mencarini(3)	12,000	85,704	105,700	40,000	412,586	134,400
Kleyton L. Parkhurst(3)	38,097	292,573	211,903	40,000	1,167,000	134,400
___________________
(1)
The value realized as shown represents the difference between the fair market value of the common stock on the date of exercise, based on the closing price as quoted on The Nasdaq Global Market, and the exercise price of the option.

(2)	Represents the difference between $14.23 per share, which was the closing price on March 31, 2006 as quoted on The Nasdaq Global Market, and the exercise price of the option.
(3)
Includes options to purchase 300,000 shares, 50,000 shares, 50,000 shares and 50,000 shares of Messrs. Norton, Bowen, Parkhurst and Mencarini, respectively, which were cancelled pursuant to separate stock option cancellation agreements entered into by us and each of the executive officers on May 11, 2007.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Employment Agreements

We have entered into employment agreements with Phillip G. Norton and Bruce M. Bowen, each effective as of September 1, 1996, and with Kleyton L. Parkhurst and Steven J. Mencarini, effective as of October 31, 2003.  Each of Messrs. Norton’s and Bowen’s employment agreements provided for an initial term of three years, and is subject to an automatic one-year renewal at the expiration thereof unless we or the employee provides notice of an intention not to renew at least thirty (30) days prior to expiration.  Each of Messrs. Parkhurst’s and Mencarini’s employment agreements provided for an initial term of two years, and is subject to an automatic one-year renewal at the expiration thereof unless we provide at least six months’ prior notice of termination or the employee resigns for any reason.  On May 1, 2007, we timely provided six months’ notice to Mr. Parkhurst of non-renewal of his agreement.  The notice did not otherwise affect Mr. Parkhurst’s employment with us.  The employment agreements require us to pay severance to Messrs. Parkhurst and Mencarini if we terminate their respective employment during the term of the agreements other than for cause or disability, or if the respective executive resigns for good reason (as defined in the agreements).

The current annual base salaries for fiscal year 2008 ($400,000 in the case of Phillip G. Norton; $300,000 in the case of Bruce M. Bowen; $225,000 in the case of Kleyton L. Parkhurst; and $300,000 in the case of Steven J. Mencarini) are in effect and each employee may be eligible for commissions or performance bonuses.  The Compensation Committee determines bonuses for Messrs. Norton, Bowen, Mencarini and Parkhurst.  Messrs. Norton and Mencarini’s bonuses are based on our performance and individual performance. Mr. Bowen’s bonus is based on our performance, individual performance and the performance of our leasing divisions.  Mr. Parkhurst’s bonus is based on metrics which have been set by the Compensation Committee.

Under the employment agreements, each receives certain other benefits, including medical, insurance, death and long-term disability benefits, employer 401(k) contributions, and reimbursement of employment-related expenses.  Mr. Bowen’s country-club dues are paid by us.  In the fiscal year ended March 31, 2006, the amount of these dues totaled $4,500. The employment agreements of Messrs. Norton and Bowen contain a covenant not to compete on the part of each, whereby, in the event of a voluntary termination of employment, upon expiration of the term of the agreement, or upon the termination of employment by us for cause, each is subject to restrictions on acquiring, consulting with, or otherwise engaging in or assisting in the providing of capital needs for competing business activities or entities within the United States for a period of one year after the date of such termination or expiration of the term of the employment agreement.

We maintain key-man life insurance on Mr. Norton in the amount of $11 million.

Supplemental Benefit Plans

On February 28, 2005, our Board approved the adoption of separate ePlus inc. Supplemental Benefit Plans for each of Messrs. Bowen, Mencarini and Parkhurst. The plans are unfunded and nonqualified and are designed to provide the participants with a cash benefit that is payable only upon the earlier to occur of (i) death, (ii) termination of employment or (iii) the expiration of the plans.  Each plan terminates on August 11, 2014.  Under the terms of the plans, the participants or their beneficiaries have only the right to receive a single lump-sum cash distribution upon the occurrence of one of the triggering events described above. Under the terms of the plans, the participants do not have a right to accelerate payments of the benefits payable under the plans.  If a participant is terminated for cause (as defined in each plan) prior to the expiration of the respective plan, we will have no further obligation under the respective plan and the affected participant will not be entitled to any payments under such plan.  In connection with the adoption of the plans, we have established a grantor trust to which we have transferred assets intended to be used for the benefit of the participants. Through the date of distribution of plan benefits, the assets of such trusts will remain subject to the claims of our creditors and the beneficiaries of the trusts shall have standing with respect to the trusts’ assets not greater than that of our general unsecured creditors.

Director Compensation

Directors who are also employees of ePlus do not currently receive any compensation for service as members of the Board.  The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation.  During the first quarter of the fiscal year ended March 31, 2006, each outside director received $500 for each Board meeting.  Beginning July 1, 2005, each outside director has received cash payments of $8,750 per quarter.  During the year ended March 31, 2006, each outside director received a grant of options to purchase 10,000 shares of common stock.  All directors are also reimbursed for their out-of-pocket expenses incurred to attend Board or Committee meetings.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year 2006 are C. Thomas Faulders III (Chairman), Terrence O’Donnell, Lawrence S. Herman, and Milton E. Cooper, Jr.  None of the members of the Compensation Committee was our employee or former employee.  During fiscal year 2006, none of the executive officers of ePlus served on the compensation committee of another entity or any other committee of the board of directors performing similar functions of another entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

Except as set forth below, the following table sets forth certain information as of July 31, 2007 with respect to:  (1) each director; (2) each Named Executive Officer; (3) all executive officers and directors of ePlus as a group; and (4) all persons known by us to be the beneficial owners of more than five percent of the outstanding shares of our common stock.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Outstanding
Phillip G. Norton (3)	2,216,000	26.4
Bruce M. Bowen (4)	711,400	8.5
Steven J. Mencarini (5)	79,500	1.0
Kleyton L. Parkhurst (6)	153,000	1.8
C. Thomas Faulders, III (7)	83,507	1.0
Terrence O’Donnell (8)	90,000	1.1
Milton E. Cooper, Jr. (11)	30,000	*
Lawrence S. Herman (9)	47,500	*
Eric D. Hovde (10)	1,265,129	15.4
Irving R. Beimler	-	*
All directors and executive officers as a group (10 Individuals)	4,692,236	52.0

Dimensional Fund Advisors Inc. (12) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	681,488	8.3

Heartland Advisors, Inc. (13) 789 North Water Street Milwaukee, WI 53202	439,859	5.3
___________________
*	Less than 1%
(1)	The business address of Messrs. Norton, Bowen, Mencarini, Parkhurst, Faulders, O’Donnell, Cooper, Herman, Hovde and Beimler is 13595 Dulles Technology Drive, Herndon, Virginia, 20171-3413.
(2)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of July 31, 2007 upon exercise of options or warrants.  Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not by any other person) and that are exercisable within 60 days of July 31, 2007 have been exercised.  The ownership amounts reported for persons who we know own more than 5% of its common stock are based on the Schedules 13D and 13G and Forms 4 and 5 filed with the SEC by such persons, unless we have reason to believe that the information contained in those filings is not complete or accurate.

(3)
Includes 2,040,000 shares held by J.A.P. Investment Group, L.P., a Virginia limited partnership, of which J.A.P., Inc., a Virginia corporation, is the sole general partner.  The limited partners are:  Patricia A. Norton, the spouse of Mr. Norton, trustee for the benefit of Phillip G. Norton, Jr., u/a dated as of July 20, 1983; Patricia A. Norton, the spouse of Mr. Norton, trustee for the benefit of Andrew L. Norton, u/a dated as of July 20, 1983; Patricia A. Norton, trustee for the benefit of Jeremiah O. Norton, u/a dated as of July 20, 1983; and Patricia A. Norton. Patricia A. Norton is the sole stockholder of J.A.P., Inc.  Also includes 175,000 shares of common stock issuable to Mr. Norton under options that are exercisable within 60 days of July 31, 2007.  Mr. Norton holds 1,000 shares individually.

(4)
Includes 421,400 shares held by Mr. and Mrs. Bowen, as tenants by the entirety, and 160,000 shares held by Bowen Holdings LLC, a Virginia limited liability company composed of Mr. Bowen and his three children, for which shares Mr. Bowen serves as manager.  Also includes 130,000 shares of common stock issuable to Mr. Bowen under options that are exercisable within 60 days of July 31, 2007.

(5)	Includes 79,500 shares of common stock issuable to Mr. Mencarini under options that are exercisable within 60 days of July 31, 2007.
(6)	Includes 140,000 shares of common stock issuable to Mr. Parkhurst under options that are exercisable within 60 days of July 31, 2007.
(7)	Includes 83,507 shares of common stock issuable to Mr. Faulders under options that are exercisable within 60 days of July 31, 2007.
(8)	Includes 90,000 shares of common stock issuable to Mr. O’Donnell under options that are exercisable within 60 days of July 31, 2007.
(9)	Includes 47,500 shares of common stock issuable to Mr. Herman under options that are exercisable within 60 days of July 31, 2007.
(10)
Of the 1,265,129 shares beneficially owned by Eric D. Hovde,  28,559 shares are owned directly; Eric D. Hovde is the managing member (“MM”) of Hovde Capital, L.L.C., the general partner to Financial Institution Partners II, L.P., which owns 328,719 shares; Eric D. Hovde is the MM of Hovde Capital Limited IV LLC, the general partner to Financial Institution Partners IV, L.P., which owns 51,970 shares; Eric D. Hovde is the MM of Hovde Capital, Ltd., the general partner to Financial Institution Partners III, L.P., which owns 234,876 shares; Eric D. Hovde is the MM of Hovde Capital IV, LLC, the general partner to Financial Institution Partners, L.P., which owns 432,720 shares; Eric D. Hovde is the MM to Hovde Capital Offshore LLC, the management company to Financial Institution Partners, Ltd., which owns 118,020 shares; Eric D. Hovde is the MM of Hovde Acquisition II, L.L.C., which owns 30,000 shares; Eric D. Hovde is the trustee to The Hovde Financial, Inc. Profit Sharing Plan and Trust, which owns 19,000 shares; Eric D. Hovde is the trustee to The Eric D. and Steven D. Hovde Foundation, which owns 21,265 shares.

(11)	Includes 30,000 shares of common stock issuable to Mr. Cooper under options that are exercisable within 60 days of July 31, 2007.
(12)
The information as to Dimensional Fund Advisors is derived from a Schedule 13G/A filed with the SEC on February 9, 2007.  Dimensional Fund Advisors reports that it is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (the “Funds”).  In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over our securities that are owned by the Funds, and may be deemed to be the beneficial owner of our shares held by the Funds.  However, Dimensional disclaims beneficial ownership of all securities reported in its Schedule 13G/A.

(13)
The information as to Heartland Advisors is derived from a Schedule 13G filed with the SEC on February 12, 2007.  Heartland Advisors reports that it is an investment advisor registered with the SEC, and that it may be deemed to be the beneficial owner of our shares of common stock by virtue of its investment discretion and voting authority granted by certain of its clients.  However, Heartland Advisors disclaims beneficial ownership of all securities reported in its Schedule 13G.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 31, 2006, including the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan, Amended and Restated Incentive Stock Option Plan, Amended and Restated Outside Director Stock Option Plan, and Amended and Restated Nonqualified Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,999,911	$9.93	188,326
Equity compensation plans not approved by security holders	-	-	-
Total	1,999,911	$9.93	188,326

(1)
Includes options to purchase 300,000 shares, 50,000 shares, 50,000 shares and 50,000 shares of Messrs. Norton, Bowen, Parkhurst and Mencarini, respectively, which were cancelled pursuant to separate stock option cancellation agreements entered into by us and each of the executive officers on May 11, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease with Related Party

We lease certain office space from a related party.  During the year ended March 31, 2006, we paid $907,166 in rent to an entity controlled by Phillip G. Norton, our Chairman, President, and CEO. All leases with related parties are approved in advance by our Board.

Indemnification Agreements

We have entered into separate but substantially identical indemnification agreements with each of our directors and executive officers, and we expect to enter into similar indemnification agreements with persons who become directors or executive officers in the future.  The indemnification agreements provide that we will indemnify the director or officer against any expenses or liabilities incurred in connection with any proceeding in which the director or officer may be involved as a party or otherwise, by reason of the fact that the director or officer is or was a director or officer of ePlus or by reason of any action taken by or omitted to be taken by the director or officer while acting as an officer or director of ePlus.  However, we are only obligated to provide indemnification under the indemnification agreements if:

(1)           the director or officer was acting in good faith and in a manner the director or officer reasonably believed to be in our best interests, and, with respect to any criminal action, the director or officer had no reasonable cause to believe the director’s or officer’s conduct was unlawful;

(2)           the claim was not made to recover profits made by the director or officer in violation of Section 16(b) of the Exchange Act or any successor statute;

(3)           the claim was not initiated by the director or officer;

(4)           the claim was not covered by applicable insurance; or

(5)           the claim was not for an act or omission of a director of ePlus from which a director may not be relieved of liability under Section 102(b)(7) of the Delaware General Corporation Law.

Each director and officer has undertaken to repay us for any costs or expenses we paid if it is ultimately determined that the director or officer is not entitled to indemnification under the indemnification agreements.

Future Transactions

All material transactions between us and our officers, directors, or other affiliates must be approved by a majority of the disinterested members of our Board, and be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees we were billed for the audit and other services provided by Deloitte & Touche LLP for fiscal year 2006 and 2005.

	2006	2005
Audit Fees	$3,010,400	$532,000
Audit-Related Fees	-	8,000
Tax Fees	-	-
All Other Fees	-	-

Total	$3,010,400	$540,000

Audit Fees.  The approximate aggregate fees to be charged by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year were $3,010,400.  Included in this amount is $2,410,400 related to the restatement of the Consolidated Financial Statements.  The aggregate fees charged by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2005 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year were $532,000.

Audit-Related Fees.  Fees billed by Deloitte & Touche LLP for audit-related services rendered for Sarbanes-Oxley Act, Section 404 advisory services for the fiscal year ended March 31, 2005 were $8,000.  There were no audit-related fees billed for the fiscal year ended March 31, 2006.

Tax Fees.  There were no fees billed by Deloitte & Touche LLP for tax-related services rendered for the fiscal years ended March 31, 2006 or 2005.

All Other Fees.  There were no other fees billed in the last two fiscal years for professional services rendered by Deloitte & Touche LLP.

There were no non-audit related services provided by Deloitte & Touche LLP during the last two fiscal years.  The Audit Committee pre-approves all auditing services (which may entail providing comfort letters in connection with securities underwriting), and all non-audit services provided to us by Deloitte & Touche LLP, subject to a de minimis exception as set forth by the SEC.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Consolidated Financial Statements listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report and incorporated herein by reference.

(a)(2) Financial Statement Schedule

None. Financial Statement Schedules are omitted because they are not required, inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Exhibit List

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement between ePlus inc. and ProcureNet, Inc. dated as of May 4, 2001 (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 18, 2001).

2.2
Agreement and Plan of Reorganization by and among SourceOne Computer Corporation, Robert Nash, Donna Nash, R. Wesley Jones, the shareholders of SourceOne Computer Corporation, ePlus inc. and ePlus Technology, inc., dated as of October 2, 2001 (Incorporated herein by reference to Exhibit 2 to our Current Report on Form 8-K filed on October 12, 2001).

2.3
Asset Purchase and Sale Agreement by and between ePlus Technology, Inc., Elcom Services Group, Inc., Elcom, Inc., and Elcom International, Inc., dated March 25, 2002 (Incorporated herein by reference to Exhibit 2 to our Current Report on Form 8-K filed on April 5, 2002).

2.4
Amendment to Asset Purchase and Sale Agreement by and between ePlus Technology, inc., Elcom Services Group, Inc., Elcom, Inc., and Elcom International, Inc., dated March 29, 2002 (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 5, 2002).

2.5
Asset Purchase Agreement by and between ePlus Technology, inc. and Manchester Technologies, Inc., dated May 28, 2004 (Incorporated herein by reference from Exhibit 2.1 to our Current Report on Form 8-K filed on May 28, 2004).

3.1.1	Certificate of Incorporation of ePlus, filed on August 27, 1996 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2002).

3.1.2
Certificate of Amendment of Certificate of Incorporation of ePlus, filed on September 30, 1997 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended December 31, 2002).

3.1.3
Certificate of Amendment of Certificate of Incorporation of ePlus, filed on October 19, 1999 (Incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the period ended December 31, 2002).

3.1.4
Certificate of Amendment of Certificate of Incorporation of ePlus, filed on May 23, 2002 (Incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the period ended December 31, 2002).

3.1.5
Certificate of Amendment of Certificate of Incorporation of ePlus, filed on October 1, 2003 (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003).

3.2.1	Bylaws of ePlus, as amended to date (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the period ended December 31, 2002).

3.2.2	Amendment to Bylaws dated November 20, 2006 (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 27, 2006).

3.2.3	Amendment to Bylaws dated June 12, 2007 (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 15, 2007).

4	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.1
Form of Indemnification Agreement entered into between ePlus and its directors and officers (Incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.2*
Form of Employment Agreement between ePlus and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.3*
Form of Employment Agreement between ePlus and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.4*	Form of Employment Agreement between ePlus and Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 2, 2003).

10.5*	Form of Employment Agreement between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 2, 2003).

10.6*	1997 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended September 30, 1997).

10.7	Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.8
Form of Irrevocable Proxy and Stock Rights Agreement (Incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.9
Credit Agreement dated September 23, 2005 between ePlus inc. and its subsidiaries named therein and National City Bank as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2005).

10.10
First Amendment to the Credit Agreement dated July 11, 2006 between ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2006).

10.11
Second Amendment to the Credit Agreement dated July 28, 2006 between ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 3, 2006).

10.12
Third Amendment to the Credit Agreement dated August 30, 2006 between ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2006).

10.13
Fourth Amendment to the Credit Agreement dated September 27, 2006 between ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2006).

10.14
Waiver dated September 27, 2006 by National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2006).

10.15
Fifth Amendment to the Credit Agreement dated November 15, 2006 between ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2006).

10.16
Sixth Amendment to the Credit Agreement dated January 11, 2007 between ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2007).

10.17
Seventh Amendment to the Credit Agreement dated March 12, 2007 between ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2007).

10.18
Eighth Amendment to the Credit Agreement dated June 27, 2007 between ePlus inc. and National City Bank and Branch Banking and Trust Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2007).

10.19
Business Financing Agreement dated August 31, 2000 between GE Commercial Distribution Finance Corporation (as successor to Deutsche Financial Services Corporation) and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2005).

10.20
Agreement for Wholesale Financing dated August 21, 2000 between GE Commercial Distribution Finance Corporation (as successor to Deutsche Financial Services Corporation) and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005).

10.21
Paydown Addendum to Business Financing Agreement between GE Commercial Distribution Finance Corporation (as successor to Deutsche Financial Services Corporation) and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 17, 2005).

10.22
Addendum to Business Financing Agreement and Agreement for Wholesale Financing dated February 12, 2001 between GE Commercial Distribution Finance Corporation (as successor to Deutsche Financial Services Corporation) and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 17, 2005).

10.23
Addendum to Business Financing Agreement and Agreement for Wholesale Financing dated April 3, 2003 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on November 17, 2005).

10.24
Amendment to Business Financing Agreement and Agreement for Wholesale Financing, dated March 31, 2004 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on November 17, 2005).

10.25
Amendment to Business Financing Agreement and Agreement for Wholesale Financing, dated June 24, 2004 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on November 17, 2005).

10.26
Amendment to Business Financing Agreement and Agreement for Wholesale Financing dated August 13, 2004 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on November 17, 2005).

10.27
Amendment to Business Financing Agreement and Agreement for Wholesale Financing dated November 14, 2005 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on November 17, 2005).

10.28
Limited Guaranty dated June 24, 2004 between GE Commercial Distribution Finance Corporation and ePlus inc. (Incorporated herein by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 17, 2005).

10.29
Collateral Guaranty dated March 30, 2004 between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on November 17, 2005).

10.30
Amendment to Collateralized Guaranty dated November 14, 2005 between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on November 17, 2005).

10.31
Agreement Regarding Collateral Rights and Waiver between GE Commercial Distribution Finance Corporation and National City Bank, as Administrative Agent, dated March 24, 2004 (Incorporated herein by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on November 17, 2005).

10.32
Amendment to Business Financing Agreement and Agreement for Wholesale Financing dated June 29, 2006 between GE Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2006).

10.33
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated June 20, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2007).

10.34
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated August 2, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2007).

10.35
Agreement for Wholesale Financing between Deutsche Financial Services Corporation and ePlus Technology of PA, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.1 to our Current Report on Form 8-K filed on March 13, 2001).

10.36
Business Financing Agreement between Deutsche Financial Services Corporation and ePlus Technology of PA, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.2 to our Current Report on Form 8-K filed on March 13, 2001).

10.37
Addendum to Business Financing Agreement and Agreement for Wholesale Financing between Deutsche Financial Services Corporation and ePlus Technology of PA, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.3 to our Current Report on Form 8-K filed on March 13, 2001).

10.38
Limited Guaranty for ePlus Technology of PA, inc. to Deutsche Financial Services Corporation by ePlus inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.4 to our Current Report on Form 8-K filed on March 13, 2001).

10.39
Agreement for Wholesale Financing between Deutsche Financial Services Corporation and ePlus Technology of NC, inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.6 to our Current Report on Form 8-K filed on March 13, 2001).

10.40
Addendum to Agreement for Wholesale Financing between ePlus Technology of NC, inc. and Deutsche Financial Services Corporation, dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.7 to our Current Report on Form 8-K filed on March 13, 2001).

10.41
Addendum to Agreement for Wholesale Financing between ePlus Technology of NC, inc. and Deutsche Financial Services Corporation, dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.8 to our Current Report on Form 8-K filed on March 13, 2001).

10.42
Addendum to Business Financing Agreement and Agreement for Wholesale Financing between ePlus Technology, inc. and Deutsche Financial Services Corporation, dated February 12, 2001, amending the Business Financing Agreement and Wholesale Financing Agreement, dated August 31, 2000 (Incorporated herein by reference to Exhibit 5.9 to our Current Report on Form 8-K filed on March 13, 2001).

10.43
Deed of Lease by and between ePlus inc. and Norton Building I, LLC dated as of December 23, 2004 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2004).

10.44*	ePlus inc. Supplemental Benefit Plan for Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).

10.45*	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.46*	ePlus inc. Supplemental Benefit Plan for Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 2, 2005).

10.47*	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).

10.48*
Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2005).

10.49*
Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 10, 2005).

10.50*
Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 10, 2005).

10.51*
Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 10, 2005).

10.52*
Non-Qualified Stock Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 10, 2005).

10.53*
Form of Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 10, 2005).

10.54*
Form of Non-Qualified Stock Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on February 10, 2005).

21	Subsidiaries of ePlus

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer of ePlus inc.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer of ePlus inc.

32	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePLUS INC.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
Date: August 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: August 15, 2007

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director and Executive
Vice President
Date: August 15, 2007

/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini, Senior Vice President,
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 15, 2007

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: August 15, 2007

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: August 15, 2007

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: August 15, 2007

/s/ MILTON E. COOPER, JR.
By: Milton E. Cooper, Jr., Director
Date: August 15, 2007

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: August 15, 2007

/s/ IRVING R. BEIMLER
By: Irving R. Beimler, Director
Date: August 15, 2007

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements for the fiscal years ended March 31, 2004 and 2005 have been restated.

/s/ Deloitte & Touche LLP

McLean, Virginia
August 14, 2007

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	As of March 31, 2005	As of March 31, 2006
	As Restated (1)

ASSETS

Cash and cash equivalents	$38,851,714	$20,697,373
Accounts receivable—net	93,555,462	103,059,617
Notes receivable	114,708	329,775
Inventories	2,116,855	2,292,266
Investment in leases and leased equipment—net	188,856,279	205,773,701
Property and equipment—net	6,647,781	5,629,367
Other assets	3,859,791	10,038,040
Goodwill	26,125,212	26,125,212
TOTAL ASSETS	$360,127,802	$373,945,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable—equipment	$8,352,375	$7,732,760
Accounts payable—trade	14,168,287	19,235,381
Accounts payable—floor plan	32,978,262	46,689,029
Salaries and commissions payable	771,487	4,123,547
Accrued expenses and other liabilities	41,586,185	33,346,250
Income taxes payable	-	103,981
Recourse notes payable	6,264,897	6,000,000
Non-recourse notes payable	114,838,994	127,973,456
Deferred tax liability	7,841,612	165,200
Total Liabilities	226,802,099	245,369,604

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 10,807,392 issued and 8,581,492 outstanding at March 31, 2005; and 11,037,213 issued and 8,267,223 outstanding at March 31, 2006	108,074	110,372
Additional paid-in capital	70,044,108	72,810,569
Treasury stock, at cost, 2,225,900 and 2,769,990 shares, respectively	(22,887,881)	(29,983,925)
Deferred compensation expense	(37,532)	(24,976)
Retained earnings	85,898,269	85,376,831
Accumulated other comprehensive income—foreign currency translation adjustment	200,665	286,876
Total Stockholders’ Equity	133,325,703	128,575,747
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$360,127,802	$373,945,351

(1) See Note 2, “Restatement of Consolidated Financial Statements.”

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended March 31,
	2004	2005	2006
	As Restated (1)	As Restated (1)
REVENUES

Sales of product and services	$267,898,937	$480,970,082	$583,067,922
Sales of leased equipment	-	-	1,727,131
	267,898,937	480,970,082	584,795,053

Lease revenues	51,253,518	46,343,797	49,160,555
Fee and other income	11,405,033	48,484,643	13,362,624
	62,658,551	94,828,440	62,523,179

TOTAL REVENUES (2)	330,557,488	575,798,522	647,318,232

COSTS AND EXPENSES

Cost of sales, product and services	236,283,350	432,838,188	524,966,743
Cost of sales, leased equipment	-	-	1,689,832
	236,283,350	432,838,188	526,656,575

Direct lease costs	10,560,586	11,444,821	16,695,143
Professional and other fees	3,700,795	9,417,010	6,695,837
Salaries and benefits	42,348,686	54,334,997	62,307,819
General and administrative expenses	14,630,731	18,253,106	18,603,447
Litigation settlement and judgment	-	-	10,175,697
Interest and financing costs	6,894,784	5,876,869	7,250,200
	78,135,582	99,326,803	121,728,143

TOTAL COSTS AND EXPENSES (3)	314,418,932	532,164,991	648,384,718

Earnings (loss) before provision for income taxes	16,138,556	43,633,531	(1,066,486)

Provision for (benefit from) income taxes	6,646,604	17,927,856	(545,048)

NET EARNINGS (LOSS)	$9,491,952	$25,705,675	$(521,438)
NET EARNINGS (LOSS) PER COMMON SHARE—BASIC	$1.02	$2.89	$(0.06)
NET EARNINGS (LOSS) PER COMMON SHARE—DILUTED	$0.95	$2.73	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	9,333,388	8,898,296	8,347,727
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	9,976,822	9,409,119	8,347,727

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”
(2)	Includes amounts from related parties of $302,968, $37,990 and $2,459 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively.
(3)	Includes amounts to related parties of $443,065, $520,711 and $908,830 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2004	2005	2006
	As Restated (1)	As Restated (1)
Cash Flows From Operating Activities:
Net earnings (loss)	$9,491,952	$25,705,675	$(521,438)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,487,439	12,784,225	17,162,002
Reserves for credit losses	222,698	774,964	765,304
Provision for inventory losses	-	68,334	18,037
Tax benefit of stock options exercised	-	156,972	497,800
Impact of stock-based compensation	578,813	(62,439)	442,338
Deferred taxes	5,293,197	(533,917)	(7,676,412)
Payments from lessees directly to lenders—operating leases	(2,311,971)	(3,699,261)	(6,900,863)
Loss on disposal of property and equipment	904,579	350,866	273,481
Loss (gain) on disposal of operating lease equipment	2,122,180	(159,477)	(985,587)
Changes in:
Accounts receivable—net	(12,753,150)	(42,343,514)	(10,652,139)
Notes receivable	1,112	(62,722)	(215,067)
Inventories	473,420	(1,285,441)	(193,448)
Investment in leases and leased equipment—net	(23,499,147)	(11,188,270)	(23,752,529)
Other assets	59,987	1,009,820	(6,178,248)
Accounts payable—equipment	4,968,748	(1,536,960)	(566,129)
Accounts payable—trade	(1,860,562)	3,612,975	5,067,094
Salaries and commissions payable, accrued expenses and other liabilities	(496,085)	27,157,035	(4,783,895)
Net cash provided by (used in) operating activities	(6,316,790)	10,748,865	(38,199,699)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	452,127	1,202,550	1,962,517
Purchase of operating lease equipment	(19,592,804)	(22,036,259)	(31,993,009)
Proceeds from sale of property and equipment	-	19,825	10,985
Purchases of property and equipment	(2,801,030)	(4,641,325)	(2,512,408)
Cash used in acquisitions, net of cash acquired	(1,601,632)	(5,000,000)	-
Net cash used in investing activities	(23,543,339)	(30,455,209)	(32,531,915)

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	Year Ended March 31,
	2004	2005	2006
	As Restated (1)	As Restated (1)

Cash Flows From Financing Activities:
Borrowings:
Non-recourse	$77,904,696	$64,630,667	$79,460,310
Repayments:
Non-recourse	(46,242,498)	(43,617,834)	(35,160,251)
Write-off of non-recourse debt due to bankruptcy	7,181	(91,393)	-
Write-off of non-recourse debt due to settlement	-	(191,519)	-
Purchase of treasury stock	(9,681,762)	(5,694,995)	(7,096,044)
Proceeds from issuance of capital stock, net of expenses	1,436,033	685,804	1,841,177
Net borrowings on floor plan financing	6,478,576	11,341,185	13,710,767
Net (repayments) borrowings on lines of credit	(2,730,435)	6,259,034	(264,897)
Net cash provided by financing activities	27,171,791	33,320,949	52,491,062

Effect of Exchange Rate Changes on Cash	59,259	82,098	86,211

Net (Decrease) Increase in Cash and Cash Equivalents	(2,629,079)	13,696,703	(18,154,341)

Cash and Cash Equivalents, Beginning of Year	27,784,090	25,155,011	38,851,714

Cash and Cash Equivalents, End of Year	$25,155,011	$38,851,714	$20,697,373

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,794,273	$2,490,376	$2,725,997
Cash paid for income taxes	$1,067,972	$16,262,145	$6,956,163

Schedule of Noncash Investing and Financing Activities:
Liabilities assumed in purchase transactions	$811,657	$1,875,202	$-
Purchase of property and equipment included in accounts payable	$55,559	$380,508	$319,560
Payments from lessees directly to lenders	$30,112,415	$23,748,131	$31,047,601

(1) See Note 2, “Restatement of Consolidated Financial Statements.”

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional		Deferred		Other
	Common Stock		Paid-in	Treasury	Compensation	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Expenses	Earnings	Income	TOTAL
Balance, April 1, 2003 (as previously reported)	9,451,651	$105,400	$62,905,727	$(7,511,124)	$-	$54,057,732	$59,308	$109,617,043
Cumulative effect of restatement on prior years	-	-	4,700,905	-	(392,565)	(3,357,090)	-	951,250

Balance, April 1, 2003 (as restated)	9,451,651	105,400	67,606,632	(7,511,124)	(392,565)	50,700,642	59,308	110,568,293

Issuance of shares for option exercise	177,107	1,772	1,434,261	-	-	-	-	1,436,033
Effect of share-based compensation (as restated)	-	-	241,205	-	337,608	-	-	578,813
Purchase of treasury stock	(688,800)	-	-	(9,681,762)	-	-	-	(9,681,762)
Comprehensive income, net of tax:
Net earnings (as restated)	-	-	-	-	-	9,491,952	-	9,491,952
Foreign currency translation adjustment	-	-	-	-	-	-	59,259	59,259
Total comprehensive income (as restated)	-	-	-	-	-	9,491,952	59,259	9,551,211

Balance, March 31, 2004 (as restated)	8,939,958	107,172	69,282,098	(17,192,886)	(54,957)	60,192,594	118,567	112,452,588

Issuance of shares for option exercise	90,150	902	684,902	-	-	-	-	685,804
Tax benefit of exercised stock options	-	-	156,972	-	-	-	-	156,972
Effect of share-based compensation (as restated)	-	-	(79,864)	-	17,425	-	-	(62,439)
Purchase of treasury stock	(448,616)	-	-	(5,694,995)	-	-	-	(5,694,995)
Comprehensive income, net of tax:
Net earnings (as restated)	-	-	-	-	-	25,705,675	-	25,705,675
Foreign currency translation adjustment	-	-	-	-	-	-	82,098	82,098
Total comprehensive income (as restated)	-	-	-	-	-	25,705,675	82,098	25,787,773

Balance, March 31, 2005 (as restated)	8,581,492	108,074	70,044,108	(22,887,881)	(37,532)	85,898,269	200,665	133,325,703

Issuance of shares for option exercise	229,821	2,298	1,838,879	-	-	-	-	1,841,177
Tax benefit of exercised stock options	-	-	497,800	-	-	-	-	497,800
Effect of share-based compensation	-	-	429,782	-	12,556	-	-	442,338
Purchase of treasury stock	(544,090)	-	-	(7,096,044)	-	-	-	(7,096,044)
Comprehensive income, net of tax:
Net loss	-	-	-	-	-	(521,438)	-	(521,438)
Foreign currency translation adjustment	-	-	-	-	-	-	86,211	86,211
Total comprehensive income (loss)	-	-	-	-	-	(521,438)	86,211	(435,227)

Balance, March 31, 2006	8,267,223	$110,372	$72,810,569	$(29,983,925)	$(24,976)	$85,376,831	$286,876	$128,575,747

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and For the Years Ended March 31, 2004, 2005, and 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — Effective October 19, 1999, MLC Holdings, Inc. changed its name to ePlus inc. (“ePlus”). Effective January 31, 2000, ePlus inc.’s wholly-owned subsidiaries MLC Group, Inc., MLC Federal, Inc., MLC Capital, Inc., PC Plus, Inc., MLC Network Solutions, Inc. and Educational Computer Concepts, Inc. changed their names to ePlus Group, inc., ePlus Government, inc., ePlus Capital, inc., ePlus Technology, inc., ePlus Technology of NC, inc. and ePlus Technology of PA, inc., respectively. Effective March 31, 2003, ePlus Technology of NC, inc. and ePlus Technology of PA, inc. were merged into ePlus Technology, inc.

ASSET PURCHASES — On October 10, 2003, we purchased certain assets and liabilities from Digital Paper Corporation. In the transaction, we acquired all of Digital Paper’s intellectual property, including its DigitalPaper XE, ViewMark, DocPak, docQuest, DirectSight, DigitalPaper Wireless and Idocs software, rights to several Digital Paper patents and trademarks, including the Digital Paper name, and several of Digital Paper’s customers and key personnel. The purchase price included $1.6 million in cash and the assumption of certain liabilities of approximately $0.8 million.

On May 28, 2004, we purchased certain assets and assumed certain liabilities of Manchester Technologies, Inc. for total consideration of $7.0 million. The purchase was made by ePlus Technology, inc., a wholly-owned subsidiary of ePlus inc. The purchase price included $5.0 million in cash and the assumption of certain liabilities of approximately $2.0 million. The acquisition has enhanced our IT reseller and professional services business. Approximately 125 former Manchester Technologies, Inc. personnel were hired by us as part of the transaction and are located in three established offices in metropolitan New York, South Florida and Baltimore.

PRINCIPLES OF CONSOLIDATION — The Consolidated Financial Statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION — We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” issued by the staff of the Securities and Exchange Commission (the “SEC”). Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Using these tests, the vast majority of our sales represent product sales recognized upon delivery; however, we make an adjustment for our sales that have FOB Shipping Point terms.

From time to time, in the sales of product and services, we may enter into contracts that contain multiple elements. Sales of services currently represent a small percentage of our sales.  For services that are performed in conjunction with product sales and are completed in our facilities prior to shipment of the product, sales for both the product and services are recognized upon shipment. Sales of services that are performed at customer locations are recorded as sales of product or services when the services are performed. If the service is performed at a customer location in conjunction with a product sale or other service sale, we recognize the sale in accordance with SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, in an arrangement with multiple deliverables, we recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the client on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

We sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.”  We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no cost of sales.

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as sales of product and services and the related freight costs as a cost of sales, product and services.

We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of sales, product and services in accordance with EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services.

We are the lessor in a number of transactions and these transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct finance leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property plus initial direct costs (net margins) is recorded as revenue at the inception of the lease. For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases we make on a non-recourse basis meet the criteria for surrender of control set forth by SFAS No. 140 and have therefore been treated as sales for financial statement purposes.

Sales of leased equipment represent revenue from the sales of equipment subject to a lease in which we are the lessor. If the rental stream on such lease has non-recourse debt associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of debt assumed by the purchaser. If there is no non-recourse debt associated with the rental stream, sales revenue is recorded at the amount of gross consideration received, and costs of sales is recorded at the book value of the lease. Sales of equipment represents revenue generated through the sale of equipment sold primarily through our technology business unit.

Lease revenues consist of rentals due under operating leases and amortization of unearned income on direct financing and sales-type leases. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to our estimate of residual value.

We assign all rights, title, and interests in a number of our leases to third-party financial institutions without recourse. These assignments are accounted for as sales since we have completed our obligations as of the assignment date, and we retain no ownership interest in the equipment under lease.

Revenue from sales of procurement software is recognized in accordance with the Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We recognize revenue when all the following criteria exist: when there is persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations by us with regard to implementation remain, the sales price is determinable and it is probable that collection will occur. Our accounting policy requires that revenue earned on software arrangements involving multiple elements be allocated to each element on the relative fair values of the elements and recognized when earned. Revenue relative to maintenance and support is recognized ratably over the maintenance term (usually one year) and revenue allocated to training, implementation or other services is recognized as the services are performed.

Revenue from hosting arrangements is recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” Hosting arrangements that are not in the scope of SOP 97-2 require that allocation of the portion of the fee allocated to the hosting elements be recognized as the service is provided.

Amounts charged for our Procure+ service are recognized as services are rendered. Amounts charged for the Manage+ service are recognized on a straight-line basis over the contractual period for which the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income. These revenues are included in fee and other income in our Consolidated Statements of Operations.

RESIDUALS — Residual values, representing the estimated value of equipment at the termination of a lease, are recorded in our Consolidated Financial Statements at the inception of each sales-type or direct financing lease as amounts estimated by management based upon its experience and judgment. Unguaranteed residual values for sales-type and direct financing leases are recorded at their net present value and the unearned income is amortized over the life of the lease using the interest method. The residual values for operating leases are included in the leased equipment’s net book value.

We evaluate residual values on an ongoing basis and record any downward adjustment, if required. No upward revision of residual values is made subsequent to lease inception.

RESERVES FOR CREDIT LOSSES — The reserves for credit losses (the “reserve”) is maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management’s determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer’s financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis).

CASH AND CASH EQUIVALENTS — Cash and cash equivalents include funds in operating accounts as well as money market funds.

INVENTORIES — Inventories are stated at the lower of cost (weighted average basis) or market.

PROPERTY AND EQUIPMENT — Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Approximately $740,183, $322,837 and $412,656 of internal use software were capitalized during the years ended March 31, 2006, 2005, and 2004, respectively, which is included in the accompanying Consolidated Balance Sheets as a component of property and equipment.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the years ended March 31, 2006, 2005 and 2004, respectively, costs of $115,900, $11,600 and $1,850,948 were capitalized for software to be made available to customers.

INTANGIBLE ASSETS — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations transacted after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must be recognized and reported separately from goodwill. In May 2004, we acquired certain assets and liabilities of Manchester Technologies, Inc. The excess of the cost over the fair value of net tangible assets acquired was assigned to identifiable intangible assets and goodwill utilizing the purchase method of accounting. The final determination of the purchase price allocation was based on the fair values of the assets and liabilities assumed, including acquired intangible assets. This determination was made by management through various means, including obtaining a third-party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets.

Further, SFAS No. 142 requires us to perform an impairment test at least on an annual basis at any time during the fiscal year, provided the test is performed at the same time every year. We perform the impairment test as of September 30th of each year and follow the two-step process prescribed in SFAS No. 142 to test our goodwill for impairment under the transitional goodwill impairment test. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.

IMPAIRMENT OF LONG-LIVED ASSETS — We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates fair value due to their short maturities.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

INCOME TAXES — Deferred income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement reporting and tax bases of assets and liabilities, using tax rates currently in effect. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not.

ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS — Certain liabilities that had been included in accounts payable—trade have been reclassified to accrued expenses and other liabilities in the March 31, 2004 and 2005 Consolidated Financial Statements to conform to the March 31, 2006 presentation. In addition, certain personal property taxes have been eliminated from investment in leases and leased equipment—net and accounts payable—equipment.

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the accompanying Consolidated Statements of Stockholders’ Equity. For the years ended March 31, 2006 and 2005, accumulated other comprehensive income increased $86,211 and $82,098 respectively, resulting in total comprehensive income of $(435,227) and $25,787,773, respectively.

EARNINGS PER SHARE (AS RESTATED) — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 9,333,388 in fiscal year 2004, as restated, 8,898,296 in fiscal year 2005, as restated, and 8,347,727 in fiscal year 2006. Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 9,976,822 in fiscal year 2004, as restated, 9,409,119 in fiscal year 2005, as restated, and 8,347,727 in fiscal year 2006. For 2006, 609,795 shares have been excluded from the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive. Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.  Both basic and diluted EPS and weighted average shares outstanding have been restated for changes in measurement dates resulting from the Audit Committee Investigation (as defined in Note 2, “Restatement of Consolidated Financial Statements”).

STOCK-BASED COMPENSATION — As of March 31, 2006, we had four stock-based employee compensation plans, which are described in Note 12, “Benefit and Stock Option Plans.”  We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations issued by the FASB.  The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Year Ended March 31,
	2004	2005	2006
	As Restated (1)	As Restated (1)

Net earnings (loss), as reported	$9,491,952	$25,705,675	$(521,438)
Add: APB 25 intrinsic value of stock-based compensation, net of tax	340,342	(36,777)	216,303
Less: SFAS No. 123 stock-based compensation expense, net of tax	(2,056,245)	(1,135,491)	(513,961)
Net earnings (loss), pro forma	$7,776,049	$24,533,407	$(819,096)

Basic earnings (loss) per share, as reported	$1.02	$2.89	$(0.06)
Basic earnings (loss) per share, pro forma	$0.83	$2.76	$(0.10)
Diluted earnings (loss) per share, as reported	$0.95	$2.73	$(0.06)
Diluted earnings (loss) per share, pro forma	$0.78	$2.61	$(0.10)

(1) See Note 2, “Restatement of Consolidated Financial Statements.”

RECENT ACCOUNTING PRONOUNCEMENTS — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation expense will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  We are required to apply SFAS No. 123R to all awards granted, modified, or settled as of the beginning of the annual fiscal reporting period that begins after June 15, 2005. We are also required to use either the modification-prospective method or modified-retrospective method. Under the modification-prospective method we must recognize compensation expense for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption. We have commenced our analysis of the impact of SFAS No. 123R, but have decided not to early adopt. We will use the modified-prospective and the straight-line method. We are currently evaluating the impact that SFAS No. 123R will have on our results of operations and our financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. While the adoption of SFAS No. 154 did not have a material impact on our Consolidated Financial Statements, the restatement disclosures included herein comply with the provisions of the standard.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for us on April 1, 2007. We are assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our Consolidated Financial Statements. We do, however, expect to record a cumulative effect adjustment to our fiscal 2008 balance of beginning retained earnings and that adjustment may be material.

During September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements. SAB No. 108 is applicable for our fiscal year 2007. The adoption of SAB No. 108 is not expected to have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for our fiscal year 2009. At this time, we do not believe the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 gives companies an opportunity to use fair value measurements in financial reporting and permits entities to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that SFAS No. 159 will have on our financial condition and results of operations.

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As a result of the errors discussed below, we have restated our Consolidated Balance Sheet as of March 31, 2005 and the related Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity, including related disclosures for each of the fiscal years ended March 31, 2005 and 2004.

Restatement for Historical Stock Option Grants

Restated Accounting for Historical Stock Option Grants

In response to a letter received by our Chief Executive Officer, the Audit Committee, with the assistance of outside legal counsel and forensic accountants, commenced an investigation (the “Audit Committee Investigation” or “Investigation”) into our historical practices related to stock options, including a review of option grant measurement dates.  Prior to April 1, 2006, we accounted for all of our employee and director-based compensation awards under APB 25 and provided the required disclosures in accordance with SFAS No. 123.

In connection with the Audit Committee Investigation, we performed a review of stock option grants recorded for financial reporting purposes.  Based on the individual facts and circumstances, we concluded that the exercise price for a number of option grants from our initial public offering (“IPO”) in 1996 were below the fair market value of our common stock on the revised measurement date of the grant.  This resulted from certain option grant dates having been established prior to the completion of all the final granting actions necessary for those grants.  In some cases, the exercise price and date of the grant was determined with hindsight to provide a more favorable exercise price for such grants at quarterly or monthly low stock prices.  The grants in question included grants made to newly hired employees, annual director grants, grants made to employees in connection with an acquisition, and discretionary grants made to officers, non-employee and employee directors, and rank and file employees. Applying the revised measurement dates to the impacted stock option grants resulted in a stock-based compensation charge if the fair market value of our common stock as of the revised measurement date exceeded the exercise price of the option grant, in accordance with APB 25.

Based on the facts and circumstances, we concluded that we (1) used incorrect measurement dates for the accounting of certain stock options, (2) had not properly accounted for certain modifications of stock options, and (3) had incorrectly accounted for certain stock options that required the application of the variable accounting method.

We determined revised measurement dates for those option grants with incorrect measurement dates and recorded stock-based compensation expense to the extent that the fair market value of our stock on the revised measurement date exceeded the exercise price of the stock option, in accordance with APB 25 and related FASB interpretations. Additionally, we restated both basic and diluted weighted average shares outstanding for changes in measurement dates resulting from the Investigation. The combination of recording stock-based compensation expense and restating our weighted average shares outstanding has resulted in restated basic and diluted EPS.

We adopted a methodology for determining the most likely appropriate accounting measurement dates for all stock option grants.  We reviewed all available documentation and considered all facts and circumstances for each award and attempted to identify the date at which the award was most likely authorized and approved and the recipient, number of shares and price were approved and determined with finality.  As such, we adopted the following framework for determining the revised historical measurement dates of our employee stock option grants and have applied this framework based on the facts, circumstances and availability of the documentation for each grant.

Step 1

We reviewed, as available, the documents noted below for sufficient evidence that the approval and terms of the stock options were determined with finality:

1.	Board of Directors (“Board”) meeting minutes, resolutions and written consent actions;
2.	Compensation Committee and SIC meeting minutes and resolutions;
3.	offer letters signed by an authorized approver and the recipient and stating the number of shares and exercise price;
4.	internal communications from an authorized approver stating the recipient, number of shares and exercise price;
5.	executed acquisition agreements stating the number of shares and the option price;
6.	historical stock prices as reflected on Nasdaq to determine when stock price based performance vesting occurred;
7.	public filings as they relate to awards granted in connection with the IPO; and
8.	all stock option plans in place since our IPO in 1996 through August 10, 2006 (the “Relevant Period”).

We reviewed minutes, consents, resolutions, offer letters and other corporate records for the purpose of validating their accuracy, and at no time determined that any of the records were altered or appeared to have not occurred as recorded.  While we considered the above documents in order, all documents and all facts and circumstances were considered when determining the revised measurement date.  In instances where the above documentation was not available or provided ambiguous information, we proceeded to Step 2.

Step 2

If after review of the available documents as listed in Step 1, there was insufficient documentation to select the date at which the recipient, number of shares and price were determined with finality, we attempted to select the most likely date at which the terms were determined with finality.  In considering the most likely date, we considered all available documentation and all facts and circumstances.

In addition to the documents listed in Step 1, we examined the following documents:

1.	all internal and external communications including emails, offer letters, memos, faxes, letters and handwritten notes;
2.	acquisition agreements that do not contain recipients, exercise price and number of shares;
3.	outside stock option administrator transaction data (e.g. data from First Union, Wachovia, or AST);
4.	management practice regarding the annual non-employee director grants; and
5.	stock option agreements hand dated or not hand dated.

In conjunction with all available documentation, we considered the following facts and circumstances:

1.	our stock option granting practices;
2.	acquisition dates;
3.	new hires start dates;
4.	effective dates of non-employee director appointments to the Board;
5.	our stock performance; and
6.	all other available information.

Selecting the date at which the most likely granting actions occurred with finality required a significant amount of judgment.  While we considered all the documents and facts in the order noted above, the level of reliance on each type of document depended on the facts and circumstances surrounding each award. In some instances, we grouped awards based on similar characteristics and similar underlying facts and circumstances.  In these instances, we treated all of the grouped awards in a uniform manner.

Step 3

If there was insufficient evidence, after reviewing all available documentation and all facts and circumstances listed in Step 1 and Step 2, to select a specific date at which the recipient, number of shares and price were approved and determined with finality, we used the earliest of the dates below.  We believe that the required granting actions would have occurred with finality ‘no later than’ at each of the following dates.

1.	stock option agreement signed by a member of the SIC and hand dated by the optionee unless other facts and circumstances exist that present ambiguity as to the accuracy of the hand date.
2.	the legible ‘run date’ of the stock option administrator report; and
3.
subsequent Form 10-Q or 10-K filing date.  As of this date and pursuant to our stock option granting process, an authorized approver would have approved the awards which would have resulted in the administration of the awards to include input into the stock option administration software.  Quarterly reports were run from the stock option administration software and reconciled to the general ledger and the stock registrar’s reports and the EPS calculation.  This reconciliation resulted in the stock-based compensation and the EPS disclosure, which included the awarded shares as filed in the Form 10-Q or Form 10-K.

We also determined that we should have recorded stock-based compensation expense associated with the modification of certain stock option grants which resulted in the application of variable accounting under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  The modified grants included certain grants made to newly hired employees, annual director grants, grants made to employees in connection with an acquisition, and discretionary grants made to officers, employee directors, and rank and file employees.  For these grants, documentation exists that supports the completion of all the final granting actions necessary for an original grant and measurement date.  However, certain of the the terms of the awards were subsequently modified.

Income and Payroll Tax Related Matters

In certain instances where a revised measurement date was applied to those stock options classified as incentive stock options (“ISO”), in accordance with United States tax rules it had the effect of disqualifying the ISO tax treatment of those stock options, causing those stock options to be recharacterized as non-qualified options.  For purposes of assessing the tax impact of the accounting change, we concluded that the grant date for tax purposes is the same as the measurement date for financial reporting purposes.  The recharacterization of the ISOs to non-qualified status resulted in a failure to withhold certain employee payroll taxes and consequently we have recorded an adjustment to salaries and benefits, along with an adjustment to interest and financing costs for penalties and interest, based on the period of exercise. In subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes, interest and penalties were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of operations. The fluctuations in the table below for payroll taxes and related penalties are the result of:  (1) the timing of stock option exercises, and (2) the reversals of expenses previously recorded due to the expiration of these statutes of limitations.

In addition, we have recorded a net income tax benefit of approximately $2.0 million in connection with the stock-based compensation related expense during the period from fiscal years 1997 to 2005. This tax benefit has resulted in an increase of our deferred tax assets for all affected stock options prior to the exercise or cancellation of the related options. Upon exercise or cancellation of the underlying options, the excess or deficiency in deferred tax assets is written-off to either expense or additional paid-in capital in the period of exercise or cancellation.

The table below under “—Restatement Adjustments for Historical Option Grants” shows income tax benefits recorded in relation to the non-cash stock-based compensation adjustments.

Restatement Adjustments for Historical Option Grants

With the completion of the Audit Committee Investigation, previously discussed, we determined that errors had occurred in the accounting for share-based compensation. Specifically, we determined that 661 of the total 759 individual grants made from our IPO through August 10, 2006 used incorrect measurement dates or were modified in such a way as to cause variable plan accounting.  We recorded pre-tax compensation expense of $5.2 million in the aggregate over the fiscal years March 31, 1997 through March 31, 2005, as presented in the table below.

The following table presents the adjustments of the restatement on a year-by-year basis.

Fiscal Year	Share-Based	Payroll	Payroll	Income Tax	Total
	Compensation	Tax Due	Withholding	Provision	Adjustments,
	Expense	On	Tax	(Benefit)	Net of Tax
		Options	Penalty	Related to
			On	Share-Based
			Exercises	Compensation
				and Payroll
				Taxes
(in thousands)
1997	$81	$-	$-	$(31)	$50
1998	137	-	-	(53)	84
1999	149	-	-	(57)	92
2000	962	568	121	(564)	1,087
2001	990	57	12	(364)	695
2002	1,602	-	-	(622)	980
2003	465	34	8	(138)	369
Cumulative effect on April 1, 2003 opening retained earnings	4,386	659	141	(1,829)	3,357
2004	810	213	48	(409)	662
2005	(20)	(503)	(104)	209	(418)
Total	$5,176	$369	$85	$(2,029)	$3,601

The following table reconciles net earnings and retained earnings As Previously Reported to As Restated (in thousands):

	Net Earnings for the Year Ended March 31,		Retained Earnings as of March 31,
	2004	2005	2004	2005

As Previously Reported	$10,154	$25,288	$64,211	$89,499
Total change in net earnings and retained earnings	(662)	418	(4,019)	(3,601)
As Restated	$9,492	$25,706	$60,192	$85,898

Summary of the Restatement — Other Items

In addition to the stock option errors described above, we have also restated our Consolidated Balance Sheet as of March 31, 2005 and our Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004 for the following reasons:

We use floor planning agreements for dealer financing of products purchased from distributors and resold to end-users. Historically, we classified the cash flows from our floor plan financing agreements in operating activities in our Consolidated Statements of Cash Flows. We previously treated the floor plan facility as an outsourced accounts payable function, and, therefore, considered the payments made by our floor plan facility as cash paid to suppliers under Financial Accounting Standards No. 95, “Statement of Cash Flows.”

We have now determined that when an unaffiliated finance company remits payments to our suppliers on our behalf, we should show this transaction as a financing cash inflow and an operating cash outflow.  In addition, when we repay the financing company, we should present this transaction as a financing cash outflow. As a result, we have restated the accompanying fiscal years 2005 and 2004 Consolidated Financial Statements to correct this error.

The restatement also includes a separate line item on our Consolidated Balance Sheets for the accounts payable related to our floor plan financing agreements which had previously been included in accounts payable—trade.

Also, payments made by our lessees directly to third-party, non-recourse lenders were previously reported on our Consolidated Statements of Cash Flows as repayments of non-recourse debt in the financing section and a decrease in our investment in leases and leased equipment—net in the operating section. As these payments were not received or disbursed by us, management determined that these amounts should not be shown as cash used in financing activities and cash provided by operating activities on our Consolidated Statements of Cash Flows.  Rather, these payments are now disclosed as a non-cash financing activity on our Consolidated Statements of Cash Flows.

In addition, certain corrections were made for errors noted on our Consolidated Statements of Cash Flows between the line items reserve for credit losses and changes in accounts receivable, both of which are in the operating section.

Impact of the Restatement

The following tables present the effects of the restatement on our previously issued Consolidated Balance Sheet as of March 31, 2005, Consolidated Statements of Operations for the years ended March 31, 2005 and 2004 and the Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004 (in thousands, except per share data):

		Adjustments
Consolidated Balance Sheet March 31, 2005	As Previously Reported	Stock-based Compensation and Tax Impact	Floor Plan	Other	As Restated
Assets
Cash and cash equivalents	$38,852	$-	$-	$-	$38,852
Accounts receivable—net	93,555	-	-	-	93,555
Notes receivable	115	-	-	-	115
Inventories	2,117	-	-	-	2,117
Investment in leases and leased equipment—net	189,469	-	-	(613)	188,856
Property and equipment—net	6,648	-	-	-	6,648
Other assets	3,860	-	-	-	3,860
Goodwill	26,125	-	-	-	26,125
Total Assets	$360,741	$-	$-	$(613)	$360,128

Liabilities and Stockholders’ Equity
Accounts payable—equipment	$8,965	$-	$-	$(613)	$8,352
Accounts payable—trade	55,333	-	(32,978)	(8,187)	14,168
Accounts payable—floor plan	-	-	32,978	-	32,978
Salaries and commissions payable	771	-	-	-	771
Accrued expenses and other liabilities	32,946	454	-	8,187	41,587
Recourse notes payable	6,265	-	-	-	6,265
Non-recourse notes payable	114,839	-	-	-	114,839
Deferred tax liability	9,520	(1,678)	-	-	7,842
Total Liabilities	228,639	(1,224)	-	(613)	226,802

Common stock	108	-	-	-	108
Additional paid-in capital	65,182	4,863	-	-	70,045
Treasury stock	(22,888)	-	-	-	(22,888)
Deferred compensation expense	-	(38)	-	-	(38)
Retained earnings	89,499	(3,601)	-	-	85,898
Accumulated other comprehensive income	201	-	-	-	201
Total Stockholders’ Equity	132,102	1,224	-	-	133,326

Total Liabilities and Stockholders’ Equity	$360,741	$-	$-	$(613)	$360,128

		Adjustments
Consolidated Statements of Operations Year Ended March 31, 2004	As Previously Reported	Stock-based Compensation and Tax Impact	Other	As Restated

Revenues:
Sales of product and services	$267,899	$-	$-	$267,899
Lease revenues	51,254	-	-	51,254
Fee and other income	11,405	-	-	11,405
Total Revenues	330,558	-	-	330,558
Costs and Expenses:
Cost of sales, product and services	236,283	-	-	236,283
Direct lease costs	10,561	-	-	10,561
Professional and other fees	3,701	-	-	3,701
Salaries and benefits	41,325	1,024	-	42,349
General and administrative expenses	14,631	-	-	14,631
Interest and financing costs	6,847	47	-	6,894
Total Costs and Expenses	313,348	1,071	-	314,419
Earnings Before Provision for Income Taxes	17,210	(1,071)	-	16,139
Provision for income taxes	7,056	(409)	-	6,647
Net Earnings	$10,154	$(662)	$-	$9,492

Net Earnings Per Share:
Basic	$1.09	$(0.07)	$-	$1.02
Diluted	$1.02	$(0.07)	$-	$0.95
Shares Used in Computing Net Earnings Per Share:
Basic	9,332,324	1,064	-	9,333,388
Diluted	9,976,458	364	-	9,976,822

Year Ended March 31, 2005
Revenues:
Sales of product and services	$480,970	$-	$-	$480,970
Lease revenues	46,344	-	-	46,344
Fee and other income	48,485	-	-	48,485
Total Revenues	575,799	-	-	575,799

Costs and Expenses:
Cost of sales, product and services	432,774	-	64	432,838
Direct lease costs	11,509	-	(64)	11,445
Professional and other fees	9,417	-	-	9,417
Salaries and benefits	54,858	(523)	-	54,335
General and administrative expenses	18,253	-	-	18,253
Interest and financing costs	5,981	(104)	-	5,877
Total Costs and Expenses	532,792	(627)	-	532,165
Earnings Before Provision for Income Taxes	43,007	627	-	43,634
Provision for income taxes	17,719	209	-	17,928
Net Earnings	$25,288	$418	$-	$25,706

Net Earnings Per Share:
Basic	$2.84	$0.05	$-	$2.89
Diluted	$2.68	$0.05	$-	$2.73
Shares Used in Computing Net Earnings Per Share:
Basic	8,898,112	184	-	8,898,296
Diluted	9,433,250	(24,131)	-	9,409,119

Consolidated Statements of Cash Flows		Adjustments
	As Previously Reported	Stock-Based Compensation	Floor Plan	Lessee Payments to Lenders	Other	As Restated
Year Ended March 31, 2004 Cash Flows From Operating Activities:
Net earnings	$10,153,741	$(661,789)	$-	$-	$-	$9,491,952
Depreciation and amortization	10,487,439	-	-	-	-	10,487,439
Reserves for credit losses	1,731,325	-	-	-	(1,508,627)	222,698
Impact of stock-based compensation	-	578,813	-	-	-	578,813
Deferred taxes	5,293,197	-	-	-	-	5,293,197
Payments from lessees directly to lenders—operating leases	(2,645,589)	-	-	333,618	-	(2,311,971)
Loss on disposal of property and equipment	904,579	-	-	-	-	904,579
Loss on disposal of operating lease equipment	2,122,180	-	-	-	-	2,122,180
Changes in accounts receivable—net	(14,261,777)	-	-	-	1,508,627	(12,753,150)
Changes in notes receivable	1,112	-	-	-	-	1,112
Changes in inventories	473,420	-	-	-	-	473,420
Changes in investment in leases and leased equipment—net	(2,653,444)	-	-	(20,234,256)	(611,447)	(23,499,147)
Changes in other assets	59,987	-	-	-	-	59,987
Changes in accounts payable—equipment	4,357,301	-	-	-	611,447	4,968,748
Changes in accounts payable—trade	6,226,285	-	(6,478,576)	-	(1,608,271)	(1,860,562)
Changes in salaries and commissions payable, accrued expenses and other liabilities	(2,187,332)	82,976	-	-	1,608,271	(496,085)
Net cash provided by (used in) operating activities	20,062,424	-	(6,478,576)	(19,900,638)	-	(6,316,790)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	452,127	-	-	-	-	452,127
Purchase of operating lease equipment	(19,592,804)	-	-	-	-	(19,592,804)
Purchases of property and equipment	(2,801,030)	-	-	-	-	(2,801,030)
Cash used in acquisitions, net of cash acquired	(1,601,632)	-	-	-	-	(1,601,632)
Net cash used in investing activities	(23,543,339)	-	-	-	-	(23,543,339)

Cash Flows From Financing Activities:
Borrowings:
Non-recourse	77,904,696	-	-	-	-	77,904,696
Repayments:
Non-recourse	(66,143,136)	-	-	19,900,638	-	(46,242,498)
Write-off of non-recourse debt due to bankruptcy	7,181	-	-	-	-	7,181
Purchase of treasury stock	(9,681,762)	-	-	-	-	(9,681,762)
Proceeds from issuance of capital stock, net of expenses	1,436,033	-	-	-	-	1,436,033
Net borrowings on floor plan financing	-	-	6,478,576	-	-	6,478,576
Net repayments on lines of credit	(2,730,435)	-	-	-	-	(2,730,435)
Net cash provided by financing activities	792,577	-	6,478,576	19,900,638	-	27,171,791

Effect of Exchange Rate Changes on Cash	59,259	-	-	-	-	59,259

Net Decrease in Cash and Cash Equivalents	(2,629,079)	-	-	-	-	(2,629,079)

Cash and Cash Equivalents, Beginning of Year	27,784,090	-	-	-	-	27,784,090

Cash and Cash Equivalents, End of Year	$25,155,011	$-	$-	$-	$-	$25,155,011

Year Ended March 31, 2005
Cash Flows From Operating Activities:
Net earnings	$25,287,623	$418,052	$-	$-	$-	$25,705,675
Depreciation and amortization	12,784,225	-	-	-	-	12,784,225
Reserves for credit losses	(515,843)	-	-	-	1,290,807	774,964
Provision for inventory losses	-	-	-	-	68,334	68,334
Tax benefit of stock options exercised	156,972					156,972
Impact of stock-based compensation	-	(62,439)	-	-	-	(62,439)
Deferred taxes	(533,917)	-	-	-	-	(533,917)
Payments from lessees directly to lenders—operating leases	(4,275,789)	-	-	576,528	-	(3,699,261)
Loss on disposal of property and equipment	350,866	-	-	-	-	350,866
Gain on disposal of operating lease equipment	(159,477)	-	-	-	-	(159,477)
Changes in accounts receivable—net	(41,052,707)	-	-	-	(1,290,807)	(42,343,514)
Changes in notes receivable	(62,722)	-	-	-	-	(62,722)
Changes in inventories	(1,217,107)	-	-	-	(68,334)	(1,285,441)
Changes in investment in leases and leased equipment—net	8,351,695	-	-	(20,048,870)	508,905	(11,188,270)
Changes in other assets	1,009,820	-	-	-	-	1,009,820
Changes in accounts payable—equipment	(1,028,055)	-	-	-	(508,905)	(1,536,960)
Changes in accounts payable—trade	23,140,604	-	(11,341,185)	-	(8,186,444)	3,612,975
Changes in salaries and commissions payable, accrued expenses and other liabilities	19,326,204	(355,613)	-	-	8,186,444	27,157,035
Net cash provided by (used in) operating activities	41,562,392	-	(11,341,185)	(19,472,342)	-	10,748,865

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	1,202,550	-	-	-	-	1,202,550
Purchase of operating lease equipment	(22,036,259)	-	-	-	-	(22,036,259)
Proceeds from sale of property and equipment	19,825	-	-	-	-	19,825
Purchases of property and equipment	(4,641,325)	-	-	-	-	(4,621,325)
Cash used in acquisitions, net of cash acquired	(5,000,000)	-	-	-	-	(5,000,000)
Net cash used in investing activities	(30,455,209)	-	-	-	-	(30,455,209)

Cash Flows From Financing Activities:
Borrowings
Non-recourse	64,630,667	-	-	-	-	64,630,667
Repayments:
Non-recourse	(63,090,176)	-	-	19,472,342	-	(43,617,834)
Write-off of non-recourse debt due to bankruptcy	(91,393)	-	-	-	-	(91,393)
Write-off of non-recourse debt due to settlement	(191,519)	-	-	-	-	(191,519)
Purchase of treasury stock	(5,694,995)	-	-	-	-	(5,694,995)
Proceeds from issuance of capital stock, net of expenses	685,804	-	-	-	-	685,804
Net borrowings on floor plan financing	-	-	11,341,185	-	-	11,341,185
Net borrowings on lines of credit	6,259,034	-	-	-	-	6,259,034
Net cash provided by financing activities	2,507,422	-	11,341,185	19,472,342	-	33,320,949

Effect of Exchange Rate on Cash	82,098	-	-	-	-	82,098

Net Increase in Cash and Cash Equivalents	13,696,703	-	-	-	-	13,696,703

Cash and Cash Equivalents, Beginning of Year	25,155,011	-	-	-	-	25,155,011

Cash and Cash Equivalents, End of Year	$38,851,714	$-	$-	$-	$-	$38,851,714

3.  INVESTMENTS IN LEASES AND LEASED EQUIPMENT—NET

Investments in leases and leased equipment—net consists of the following:

	As of
	March 31, 2005	March 31, 2006
	As Restated (1)
	(In Thousands)
Investment in direct financing and sales-type leases—net	$156,906	$155,910
Investment in operating lease equipment—net	31,950	49,864
	$188,856	$205,774

(1)  See Note 2, “Restatement of Consolidated Financial Statements.”

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	March 31, 2005	March 31, 2006
	As Restated (1)
	(In Thousands)
Minimum lease payments	$150,526	$149,200
Estimated unguaranteed residual value (2)	23,794	23,804
Initial direct costs, net of amortization (3)	1,850	1,763
Less: Unearned lease income	(16,208)	(15,944)
Reserve for credit losses	(3,056)	(2,913)
Investment in direct finance and sales-type leases—net	$156,906	$155,910

(1) See Note 2, “Restatement of Consolidated Financial Statements.”
(2) Includes estimated unguaranteed residual values of $801 and $1,451 as of March 31, 2005 and 2006, respectively, for direct financing leases which have been sold and accounted for under SFAS No. 140.
(3) Initial direct costs are shown net of amortization of $2,387 and $1,786 as of March 31, 2005 and 2006, respectively.

Future scheduled minimum lease rental payments as of March 31, 2006 are as follows (in thousands):

Year ending March 31,	2007	$77,652
	2008	44,757
	2009	17,714
	2010	5,286
	2011	2,374
	2012 and after	1,417
Total		$149,200

Our net investment in direct financing and sales-type leases is collateral for non-recourse and recourse equipment notes. See Note 7, “Recourse and Non-Recourse Notes Payable.”

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents equipment leased for two to four years and leases that are short-term renewals on month-to-month status. The components of the net investment in operating lease equipment are as follows:
	As of
	March 31, 2005	March 31, 2006
	(In Thousands)
Cost of equipment under operating leases	$45,453	$71,786
Less: Accumulated depreciation and amortization	(13,503)	(21,922)
Investment in operating lease equipment—net	$31,950	$49,864

Future scheduled minimum lease rental payments as of March 31, 2006 are as follows (in thousands):

Year ending March 31,	2007	$16,505
	2008	12,164
	2009	8,513
	2010	3,994
	2011	779
Total		$41,955

4.  RESERVES FOR CREDIT LOSSES

As of March 31, 2004, 2005 and 2006, activity in our reserves for credit losses are as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2003	$3,346	$3,407	$6,753

Bad debts expense	23	24	47
Recoveries	(12)	-	(12)
Write-offs	(1,773)	(285)	(2,058)
Balance March 31, 2004	1,584	3,146	4,730

Bad debts expense	1,131	-	1,131
Recoveries	(350)	-	(350)
Write-offs	(406)	(90)	(496)
Balance March 1, 2005	1,959	3,056	5,015

Bad debts expense	1,033	-	1,033
Recoveries	(308)	-	(308)
Write-offs	(624)	(143)	(767)
Balance March 31, 2006	$2,060	$2,913	$4,973

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of March 31,
	2005	2006
	(In Thousands)
Furniture, fixtures and equipment	$7,364	$6,330
Vehicles	155	148
Capitalized software	6,411	6,757
Leasehold improvements	1,894	2,155
Less: Accumulated depreciation and amortization	(9,176)	(9,761)
Property and equipment—net	$6,648	$5,629

For the years ended March 31, 2005 and 2006, depreciation expense on property and equipment was $2,916 and $3,185, respectively.

6. GOODWILL

As of March 31, 2006 and 2005 we had goodwill of $26.1 million.  We have determined goodwill had not been impaired and that no potential impairment existed, based on testing performed on September 30, 2004 and 2005.

There was no change in the carrying amount of goodwill for the year ended March 31, 2006.  The change in the carrying amount of goodwill for the year ended March 31, 2005 is as follows (in thousands):

	Financing Business Unit	Technology Sales Business Unit	Total
Goodwill, April 1, 2004	$4,029	$16,214	$20,243
Goodwill acquired during the period	-	5,882	5,882
Goodwill, March 31,2005	$4,029	$22,096	$26,125

7. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:
	As of March 31,
	2005	2006
	(In Thousands)

GE Commercial Distribution Finance Corporation– Recourse accounts receivable component of our credit facility bearing interest at prime less 0.5% (7.25% at March 31, 2006) with a maximum balance of $20,000,000. Either party may terminate with 90 days’ advance notice.	$6,263	$-

National City Bank – Recourse credit facility of $35,000,000 expiring on July 21, 2009. At our option, carrying interest rate is either LIBOR rate plus 175–250 basis points, or the Alternate Base Rate of the higher of prime, or federal funds rate plus 50 basis points, plus 0–25 basis points of margin. The interest rate at March 31, 2006 was 7.75%.	-	6,000

Recourse vehicle note with variable interest rate	2	-
Total recourse obligations	$6,265	$6,000

Non-recourse equipment notes secured by related investment in leases with interest rates ranging from 2.53% to 9.05% in fiscal years 2005 and 2006	$114,839	$127,973

Principal and interest payments on the recourse and non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, and the equipment serving as collateral, and us. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against us.

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component. As of March 31, 2006, the facility agreement had an aggregate limit of the two components of $75 million, and the accounts receivable component had a sub-limit of $20 million. Effective June 29, 2006, the facility with GECDF was amended to increase the total credit facility limit to $85 million and the accounts receivable facility sub-limit to $30 million. In addition, the amendment temporarily increased the total credit facility limit to $100 million during the period from June 26, 2006 through September 21, 2006. Effective June 20, 2007, the facility with GECDF was again amended to temporarily increase the total credit facility limit to $100 million during the period from June 19, 2007 through August 15, 2007. On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007.  Other than during the temporary increase periods described above, the total credit facility limit is $85 million.

Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with, or had obtained applicable waivers for, these covenants as of March 31, 2006.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc.  The guaranty requires ePlus inc. to file financial statements with the SEC, and we have not filed the required financial statements.  However, GECDF has waived this requirement through September 30, 2007.  The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Borrowings under our $35 million line of credit from National City Bank are subject to and in compliance with certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: (a) annual Audited Financial Statements for the year ended March 31, 2006; (b) “Projections” for our fiscal year ended March 31, 2007; and (c) quarterly Unaudited Financial Statements for the quarters ended June 30, 2006, September 30, 2006, and December 31, 2006.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 15, 2007, and an Eighth Amendment dated June 27, 2007.  As a result of the amendments, the agents agreed, inter alia, to extend to our revolving credit facility in the maximum aggregate principal amount of $35 million through August 31, 2007.

Recourse and non-recourse notes payable as of March 31, 2006, mature as follows:

		Recourse Notes Payable	Non-Recourse Notes Payable
		(In Thousands)
Year ending March 31,	2007	$6,000	$66,488
	2008	-	37,975
	2009	-	14,942
	2010	-	7,119
	2011	-	1,310
	2012 and after	-	139
Total		$6,000	$127,973

8. RELATED PARTY TRANSACTIONS

Prior to April 1, 2001, we sold leased equipment to MLC/CLC LLC, a joint venture in which we have a 5% ownership interest. We recognized $302,968, $37,990, and $2,459 for the years ended March 31, 2004, 2005 and 2006, respectively, for accounting and administrative services provided to MLC/CLC LLC.

We lease certain office space from an entity controlled by an individual, director, stockholder, and officer of the company.  During the years ended March 31, 2004, 2005, and 2006, rent paid to the related parties was $440,845, $517,936, and $907,165 respectively.

9. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment for the conduct of our business. Rent expense relating to these operating leases was $2,048,201, $2,649,483, and $2,537,755 for the years ended March 31, 2004, 2005, and 2006, respectively. As of March 31, 2006, the future minimum lease payments are due as follows:

		(In Thousands)
Year Ending March 31,	2007	$2,370
	2008	2,027
	2009	1,530
	2010	1,151
	2011	263
Total		$7,341

Litigation

We were a defendant in three lawsuits and one bankruptcy adversary proceeding concerning a lessee named Cyberco Holdings, Inc. (“Cyberco”), which was perpetrating a fraud related to leases that were assigned to various lenders and were non-recourse to us.  Two of the suits have been resolved, and two are pending.

In one of the lawsuits, filed on January 4, 2005, an underlying lender, GMAC Commercial Finance, L.L.C. (“GMAC”), sought approximately $10,646,230.  On July 24, 2006, we settled the case for a $6,000,000 payment by us to GMAC, which we have recorded in the year ended March 31, 2006.

In the second lawsuit, which was filed on May 10, 2005, another underlying lender, Banc of America Leasing and Capital, LLC (“BoA”) sought repayment from ePlus Group, inc. of approximately $3,062,792 plus interest and attorneys’ fees.  The case went to trial, and a final judgment in favor of BoA was entered on February 6, 2007.  We have recorded $4,081,697, representing $3,025,000 verdict, $871,232 in attorneys’ fees and $185,465 in interest and other costs in the year ended March 31, 2006.

The third non-bankruptcy lawsuit was filed on November 3, 2006 by BoA against ePlus inc., seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group, inc.’s obligations to BoA relating to the Cyberco transaction.  ePlus Group has already paid to BoA the judgment in the second lawsuit referenced above.  ePlus inc. is vigorously defending their suit.  We cannot predict the outcome of the suit against ePlus inc.  We believe a loss is not probable, and we have not accrued for this matter.

In the bankruptcy adversary proceeding, which was filed on December 7, 2006, Cyberco’s bankruptcy trustee is seeking approximately $775,000 as alleged preferential transfers.  Discovery has commenced.  We cannot predict the outcome of this litigation.  We dispute that we are liable, believe we have strong defenses to the claims and intend to vigorously defend against them.  We believe a loss is not probable, and we have not accrued for this matter.

On December 11, 2006, ePlus inc. and SAP America, Inc. and its German parent, SAP AG (collectively, “SAP”) entered into a Patent License and Settlement Agreement (the “Agreement”) to settle a patent lawsuit between the companies which we filed on April 20, 2005.  Under the terms of the Agreement, we will license to SAP our existing patents, together with those developed and/or acquired by us within the next five years, in exchange for a one-time cash payment to us of $17,500,000, which was paid by SAP on January 16, 2007.  In addition, SAP has agreed not to pursue legal action against us for patent infringement as to any of our current lines of business on any of SAP’s patents for a period of five years.  The Agreement also provides for general release, indemnification for its violation, and dismisses the existing litigation with prejudice.  We recognized the revenue for the Agreement in the quarter ended December 31, 2006 in fee and other income on the Consolidated Statements of Operations.

On January 18, 2007, a shareholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia.  The complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus.  The complaint alleges violations of federal securities law and state law claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment.  We are currently preparing a response to the plaintiff’s amended complaint.  No amount has been accrued for this matter.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management believes that a loss is not probable and no amount has been accrued for these matters.

Regulatory and Other Legal Matters

As discussed in more detail in Note 2, “Restatement of Consolidated Financial Statements,” in June 2006, the Audit Committee commenced an investigation of stock option grants by us since our IPO in 1996. In August 2006, the Audit Committee voluntarily contacted and advised the staff of the SEC of its Investigation and the Audit Committee’s preliminary conclusion that a restatement will be required. The SEC opened an informal inquiry and we are cooperating with the staff.  No amount has been accrued for this matter.

We are currently engaged in a dispute with the government of the District of Columbia (“DC”) regarding personal property taxes on property we financed for our customers.  DC is seeking approximately $508,000, plus interest and penalties, relating to property we financed for our customers.  We believe the tax is owed by our customers, and are seeking resolution in DC’s Office of Administrative Hearings.  We cannot predict the outcome of this matter.  While management does not believe this matter will have a material effect on its financial condition and results of operations, resolution of this dispute is ongoing.

10. INCOME TAXES

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the Consolidated Statements of Operations is as follows:

	For the Year Ended March 31,
	2004	2005	2006
	(In Thousands)
	As Restated	As Restated

Statutory federal income tax rate	35%	35%	35%
Income tax expense computed at the U.S. statutory federal rate	$5,646	$15,288	$(356)
State income tax expense—net of federal benefit	925	2,094	163
Change in state rate and estimate	-	(57)	(1,230)
Change in valuation allowance	-	-	606
Meals and entertainment expense	61	134	170
Non-taxable interest income	(11)	(13)	(34)
Fines and penalties	22	(28)	31
Officers’ life insurance premiums	8	8	41
Other	(4)	502	64
Provision for (benefit from) income taxes	$6,647	$17,928	$(545)
Effective income tax rate	41.2%	41.1%	51.1%

The components of the provision for income taxes are as follows:

	For the Year Ended March 31,
	2004	2005	2006
	(In Thousands)
	As Restated	As Restated
Current:
Federal	$(172)	$15,010	$6,753
State	1,713	3,206	260
Foreign	-	-	159
Total current expense	1,541	18,216	7,172

Deferred:
Federal	5,371	(303)	(6,940)
State	(265)	15	(777)
Total deferred expense (benefit)	5,106	(288)	(7,717)

Provision for (benefit from) income taxes	$6,647	$17,928	$(545)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31 were as follows:

	As of March 31,
	2005	2006
	(In Thousands)
	As Restated
Deferred Tax Assets:
Accrued vacation	$451	$820
Allowance for bad debts	684	786
Reserve for credit losses	1,781	1,157
Investment in partnership	634	589
Delinquent rent reserve	329	1,821
State net operating loss carryforward	188	627
Basis difference in fixed assets	1,125	785
Capital loss carryforward	173	167
Lawsuit settlement and judgment reserve	-	3,077
Book compensation on discounted stock options	1,530	1,596
Payroll tax—stock options	147	197
Other accruals and reserves	347	890
Gross deferred tax assets	7,389	12,512
Less: valuation allowance	(188)	(794)
Net deferred tax assets	7,201	11,718

Deferred Tax Liabilities:
Basis difference in operating lease items	(13,144)	(9,637)
Basis difference in tax deductible goodwill	(1,199)	(1,640)
Other deferred tax liabilities	(700)	(606)
Total deferred tax liabilities	(15,043)	(11,883)

Net deferred tax liabilities	$(7,842)	$(165)

The net change in the valuation allowance during the year ended March 31, 2006 was an increase of $605,988. The valuation allowance resulted from management’s determination, based on available evidence, that it was more likely than not that the capital loss carryover deferred tax asset balance of $167,070 and state net operating loss deferred tax asset balance of $626,657 will not be realized.

11. STOCK REPURCHASE

On September 20, 2001, our Board authorized the repurchase of up to 750,000 shares of its outstanding common stock with a purchase limitation of $5,000,000 over a period of time ending no later than September 20, 2002. On October 4, 2002, another stock repurchase program previously authorized by our Board became effective. This program authorized the repurchase of up to 3,000,000 shares of our outstanding common stock over a period of time ending no later than October 3, 2003 and is limited to a cumulative purchase amount of $7,500,000. On October 1, 2003, another stock purchase program was authorized by our Board. This program authorized the repurchase of up to 3,000,000 shares of our outstanding common stock over a period of time ending no later than September 30, 2004 and is limited to a cumulative purchase amount of $7,500,000. On May 6, 2004, our Board approved an increase, from $7,500,000 to $12,000,000, for the maximum total cost of shares that could be purchased, which expired September 30, 2004. From October 1, 2004 to November 16, 2004, there were no stock repurchase authorizations. On November 17, 2004, another stock purchase program was authorized by our Board. This program authorized the repurchase of up to 3,000,000 shares of our outstanding common stock over a period of time ending no later than November 17, 2005 and was limited to a cumulative purchase amount of $7,500,000. On March 2, 2005, our Board approved an increase, from $7,500,000 to $12,500,000, for the maximum total cost of shares that could be purchased, which expired November 17, 2005. On November 18, 2005, the Board authorized a new stock repurchase program of up to 3,000,000 shares with a cumulative purchase limit of $12,500,000. During the years ended March 31, 2004, 2005, and 2006, we repurchased 688,800, 448,616, and 544,090 shares of our outstanding common stock for a total of $9,681,763, $5,694,994, and $7,096,045. Since the inception of our initial repurchase program on September 20, 2001, as of March 31, 2006, we had repurchased 2,769,990 shares of our outstanding common stock at an average cost of $10.82 per share for a total of $29,983,925. As of March 31, 2006, a maximum purchase amount of $10,756,072 and up to 768,950 shares are available under the stock repurchase program which expired November 17, 2006.

12. BENEFIT AND STOCK OPTION PLANS

Contributory 401(k) Profit Sharing Plan

We provide our employees with a contributory 401(k) profit sharing plan. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Employer contribution percentages are determined by us and are discretionary each year.  To date, the employer contributions are vested when they are paid by us to the plan.  Our expense for the plan was $247,040, $212,310 and $305,671 for the years ended March 31, 2004, 2005 and 2006, respectively.

Stock Option Plans

We issued only incentive and non-qualified stock option awards and, except as noted below, each grant was issued under one of the following five plans:  (1) the 1996 Stock Incentive Plan (the “1996 SIP”), (2) Amendment and Restatement of the 1996 Stock Incentive Plan (the “Amended SIP”) (collectively the “1996 Plans”), (3) the 1998 Long-Term Incentive Plan (the “1998 LTIP”),  (4) Amendment and Restatement of the 1998 Stock Incentive Plan (2001) (the “Amended LTIP (2001)”) or (5) Amendment and Restatement of the 1998 Stock Incentive Plan (2003) (the “Amended LTIP (2003)”).  Sections of note are detailed below.  All the stock option plans require the use of the previous trading day's closing price when the grant date falls on a date the stock was not traded.

In addition, at the IPO, there were 245,000 options issued that were not part of any plan, but issued under various employment agreements.

1996 Stock Incentive Plan

The allowable number of outstanding shares under this plan was 155,000. On September 1, 1996, the Board adopted this plan, and it was effective on November 8, 1996 when the SEC declared our Registration Statement on Form S-1 effective in connection with our IPO on November 20, 1996.  The 1996 SIP is comprised of an Incentive Stock Option Plan, a Nonqualified Stock Option Plan, and an Outside Director Stock Option Plan.  Each of the components of the 1996 Plans provided that options would only be granted after execution of an Option Agreement.  Except for the number of options awarded to directors, the salient provisions of the 1996 SIP are identical to the Amended SIP, which is more fully described below.

With regard to director options, the 1996 Outside Director Stock Option Plan provided for 10,000 options to be granted to each non-employee director upon completion of the IPO, and 5,000 options to be granted to each non-employee director on the anniversary of each full year of his or her service as a director of ePlus.  As with the other components of the 1996 Plans, the director options would be granted only after execution of an Option Agreement.

Amendment and Restatement of 1996 Stock Incentive Plan

The 1996 SIP was amended via an Amendment and Restatement of 1996 Stock Incentive Plan.  The primary purpose of the amendment was to increase the aggregate number of shares allocated to the plan by making the shares available a percentage (20%) of total shares outstanding rather than a fixed number.

The Amended SIP also provided for an employee stock purchase plan, and permitted the Board to establish other restricted stock and performance-based stock awards and programs.  The Amended SIP was adopted by the Board and became effective on May 14, 1997, subject to approval at the annual shareholders' meeting that fall. The Amended SIP was adopted by shareholders at the annual meeting on September 30, 1997.

1998 Long-Term Incentive Plan

The 1998 LTIP was adopted by the Board on July 28, 1998, which is its effective date, and approved by the shareholders on September 16, 1998.  The allowable number of shares under the 1998 LTIP is 20% of the outstanding shares, less shares previously granted and shares purchased through our employee stock purchase program.  The 1998 LTIP shares many characteristics of the earlier plans.  It continues to specify that options shall be priced at not less than fair market value.  The 1998 LTIP consolidated the preexisting plans and made the Compensation Committee of the Board responsible for its administration.  In addition, the 1998 LTIP eliminated the language of the 1996 Plans that “options shall be granted only after execution of an Option Agreement.”   Thus, while the 1998 LTIP does require that grants be evidenced in writing, the writing is not a condition precedent to the grant of the award.

Another change to note is the modification of the LTIP as it relates to options awarded to directors.  Under the 1998 LTIP, instead of being awarded on the anniversary of the director’s service, the options are to be automatically awarded the day after the annual shareholders meeting to all directors in service as of that day.  It also permits for discretionary option awards to directors.

Amended and Restated 1998 Long-Term Incentive Plan

Minor amendments were made to the 1998 LTIP on April 1, April 17 and April 30, 2001.  The amendments change the name of the plan from the 1998 Long-Term Incentive Plan to the Amended and Restated 1998 Long-Term Incentive Plan referred to herein as Amended LTIP (2001).  In addition, provisions were added “to allow the Compensation Committee to delegate to a single board member the authority to make awards to non-Section 16 insiders, as a matter of convenience,” and to provide that “no option granted under the Plan may be exercisable for more than ten years from the date of its grant.”

The Amended LTIP (2001) was amended on July 15, 2003 by the Board and approved by the stockholders on September 18, 2003 referred to herein as Amended LTIP (2003).  Primarily, the amendment modified the aggregate number of shares available under the plan to 3,000,000.  Although the language varies somewhat from earlier plans, it permits the Board or Compensation Committee to delegate authority to a committee of one or more directors who are also officers of the corporation to award options under certain conditions.  The Amended LTIP (2003) replaced all the prior plans, is our current plan and covers option grants for employees, executives and outside directors.

As of March 31, 2006, a total of 2,811,674 shares of common stock have been reserved for issuance upon exercise of options granted under the Amended LTIP (2003).

The exercise price of options granted under the plans (except for the employee stock purchase plan, discussed above) differs from the fair market value of our stock on the date of grant in some cases.  Options granted under the plan have various vesting schedules with vesting periods ranging from one to five years.  The weighted average fair value of options granted during the years ended March 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
Weighted Average Fair Value of Options Granted	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
				As Restated		As Restated

Below fair market value on grant date	-	$-	-	$-	2,000	$7.14

At fair market value on grant date	-	-	40,000	10.75	60,000	11.20

Above fair market value on grant date	80,000	12.92	460,000	11.06	-	-

A summary of stock option activity during the three years ended March 31, 2006 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
	As Restated	As Restated	As Restated

Outstanding, April 1, 2003	1,972,918	$6.23–$21.25	$9.13
Options granted	63,000	$7.14–$15.25	$9.86
Options exercised	(177,907)	$6.24–$12.25	$8.05
Options forfeited	(85,329)	$6.86–$17.38	$10.57
Outstanding, March 31, 2004	1,772,682	$6.23–$21.25	$9.19
Exercisable, March 31, 2004	1,550,265

Outstanding, April 1, 2004	1,772,682	$6.23–$21.25	$9.19
Options granted	500,000	$10.75–$15.16	$11.08
Options exercised	(89,300)	$6.24–$13.00	$7.32
Options forfeited	(19,700)	$6.86–$17.38	$11.22
Outstanding, March 31, 2005	2,163,682	$6.23–$21.25	$9.66
Exercisable, March 31, 2005	1,645,882

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price

Outstanding, April 1, 2005	2,163,682	$6.23–$21.25	$9.66
Options granted	80,000	$12.73–$13.11	$12.91
Options exercised	(229,821)	$6.40–$11.50	$10.01
Options forfeited	(13,950)	$6.86–$21.25	$17.11
Outstanding, March 31, 2006	1,999,911	$6.23–$17.38	$9.93
Exercisable, March 31, 2006	1,559,411

Additional information regarding options outstanding as of March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life Remaining	Options Exercisable	Weighted Average Exercise Price Per Share

$6.23-$9.00	1,063,504	$7.66	3.8	1,063,004	$7.66
$9.01-$13.50	725,400	$11.24	4.4	285,400	$11.10
$13.51-$17.38	211,007	$16.91	5.0	211,007	$16.91

$6.23-$17.38	1,999,911	$9.93	4.5	1,559,411	$9.54

Effective April 1, 1996, we adopted SFAS No. 123, as amended by SFAS No. 148. We have the option of either (1) continuing to account for stock-based employee compensation plans in accordance with the guidelines established by APB 25, “Accounting for Stock Issued to Employees,” while providing the disclosures required under SFAS No. 123, or (2) adopting SFAS No. 123 accounting for all employee and non-employee stock compensation arrangements. We opted to continue to account for our stock-based awards using the intrinsic value method in accordance with APB 25 and make the appropriate disclosures as required by SFAS No. 123.

Under SFAS No. 123, the fair value of stock-based awards to employees is derived through the use of option pricing models that require a number of subjective assumptions. Our calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended March 31,
	2004	2005	2006
	As Restated (1)	As Restated (1)
Options granted under the Incentive Stock Option Plan:
Expected life of option	5 years	5 years	5 years
Expected stock price volatility	71.68%	71.77%	48.08%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.96%	3.46%	4.15%

(1) See Note 2, “Restatement of Consolidated Financial Statements.”

Included in the accounts receivable balance of $103.1 million as of March 31, 2006 was $711,679 of receivables due from our third-party agent broker for stock options exercised late in March 2006. Cash receipts relating to these receivables were collected between April 1, 2006 and April 17, 2006.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of our financial instruments is in accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The valuation methods we used are set forth below.

The accuracy and usefulness of the fair value information disclosed herein is limited by the following factors:

    — These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    — These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holding of a particular financial asset.

— SFAS No. 107 excludes from its disclosure requirements lease contracts and various significant assets and liabilities that are not considered to be financial instruments.

Because of these and other limitations, the aggregate fair value amounts presented in the following table do not represent the underlying value. We determine the fair value of notes payable by applying an average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments. The fair value of cash and cash equivalents is determined to equal the book value.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	As of March 31, 2005		As of March 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$38,852	$38,852	$20,697	$20,697
Notes receivable	115	115	330	330

Liabilities:
Non-recourse notes payable	114,839	114,760	127,973	128,412
Recourse notes payable	6,265	6,265	6,000	6,000

14. SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our traditional financing business unit and technology sales business unit. The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. We evaluate segment performance on the basis of segment net earnings.

Both segments utilize our proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit. Income relative to services generated by our proprietary software and services are included in the financing business unit.

The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies.” Corporate overhead expenses are allocated on the basis of employee headcount. Certain items have been reclassified for the years ended March 31, 2004 and 2005 to conform to the March 31, 2006 presentation.

	Financing Business Unit	Technology Sales Business Unit	Total
Year ended March 31, 2004 (as restated)
Sales of product and services	$3,321,050	$264,577,887	$267,898,937
Lease revenues	51,253,518	-	51,253,518
Fee and other income	4,589,846	6,815,187	11,405,033
Total revenues	59,164,414	271,393,074	330,557,488
Cost of sales	2,822,985	233,460,365	236,283,350
Direct lease costs	10,560,586	-	10,560,586
Selling, general and administrative expenses	22,345,349	38,334,863	60,680,212
Segment earnings	23,435,494	(402,154)	23,033,340
Interest and financing costs	6,707,061	187,723	6,894,784
Earnings before income taxes	$16,728,433	$(589,877)	$16,138,556
Assets	$237,510,312	$55,570,227	$293,080,539

Year ended March 31, 2005 (as restated)
Sales of product and services	$3,738,045	$477,232,037	$480,970,082
Lease revenues	46,343,797	-	46,343,797
Fee and other income	2,471,872	46,012,771	48,484,643
Total revenues	52,553,714	523,244,808	575,798,522
Cost of sales	3,633,824	429,204,364	432,838,188
Direct lease costs	11,444,821	-	11,444,821
Selling, general and administrative expenses	21,469,082	60,536,031	82,005,113
Segment earnings	16,005,987	33,504,413	49,510,400
Interest and financing costs	5,402,616	474,253	5,876,869
Earnings before income taxes	$10,603,371	$33,030,160	$43,633,531
Assets	$255,163,872	$104,963,930	$360,127,802

Year ended March 31, 2006
Sales of product and services	$3,951,300	$579,116,622	$583,067,922
Sales of leased equipment	1,727,131	-	1,727,131
Lease revenues	49,160,555	-	49,160,555
Fee and other income	1,616,019	11,746,605	13,362,624
Total revenues	56,455,005	590,863,227	647,318,232
Cost of sales	5,598,250	521,058,325	526,656,575
Direct lease costs	16,695,143	-	16,695,143
Selling, general and administrative expenses	31,241,677	66,541,123	97,782,800
Segment earnings	2,919,935	3,263,779	6,183,714
Interest and financing costs	6,843,196	407,004	7,250,200
Earnings (loss) before income taxes	$(3,923,261)	$2,856,775	$(1,066,486)
Assets	$259,948,452	$113,996,899	$373,945,351

15. QUARTERLY DATA — RESTATED AND UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts).

	Year Ended March 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount
As Previously Reported
Sales	$91,969	$138,065	$133,729	$117,207	$480,970
Total revenues	106,698	153,186	147,650	168,265	575,799
Cost of sales	82,161	123,343	120,893	106,377	432,774
Total costs and expenses	103,012	149,702	144,912	135,167	532,793
Earnings before provision for income taxes	3,686	3,484	2,738	33,098	43,006
Provision for income taxes	1,511	1,428	1,123	13,656	17,718
Net earnings	2,175	2,055	1,616	19,442	25,288
Net earnings per common share—Basic	$0.24	$0.23	$0.18	$2.21	$2.84
Net earnings per common share—Diluted	$0.23	$0.22	$0.17	$2.06	$2.68

Adjustments
Sales	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-
Cost of sales	-	-	-	64	64
Total costs and expenses	(886)	34	164	60	(628)
Earnings (loss) before provision for income taxes	886	(34)	(164)	(60)	628
Provision for (benefit from) income taxes	306	(12)	(64)	(20)	210
Net earnings (loss)	580	(22)	(100)	(40)	418
Net earnings (loss) per common share—Basic	$0.07	$-	$(0.01)	$-	$0.05
Net earnings (loss) per common share—Diluted	$0.06	$-	$(0.01)	$-	$0.05

As Restated
Sales	$91,969	$138,065	$133,729	$117,207	$480,970
Total revenues	106,698	153,186	147,650	168,265	575,799
Cost of sales	82,161	123,343	120,893	106,441	432,838
Total costs and expenses	102,126	149,736	145,076	135,227	532,165
Earnings before provision for income taxes	4,572	3,450	2,574	33,038	43,634
Provision for income taxes	1,817	1,416	1,059	13,636	17,928
Net earnings	2,755	2,033	1,516	19,402	25,706
Net earnings per common share—Basic	$0.31	$0.23	$0.17	$2.21	$2.89
Net earnings per common share—Diluted	$0.29	$0.22	$0.16	$2.06	$2.73

	Year Ended March 31, 2006
	First Quarter	Second Quarter	Third Quarter
As Previously Reported
Sales	$134,870	$159,409	$146,385
Total revenues	149,804	174,243	163,073
Cost of sales	122,107	143,742	131,734
Total costs and expenses	147,624	171,018	161,037
Earnings before provision for income taxes	2,180	3,225	2,036
Provision for income taxes	883	1,306	825
Net earnings	1,297	1,919	1,211
Net earnings per common share—Basic	$0.15	$0.23	$0.15
Net earnings per common share—Diluted	$0.14	$0.21	$0.14

Adjustments
Sales	$-	$-	$-
Total revenues	-	-	-
Cost of sales	-	-	-
Total costs and expenses	(5)	278	220
Earnings (loss) before provision for income taxes	5	(278)	(220)
Provision for (benefit from) income taxes	2	(108)	(84)
Net earnings (loss)	3	(170)	(136)
Net loss per common share—Basic	$-	$(0.02)	$(0.02)
Net loss per common share—Diluted	$-	$(0.02)	$(0.02)

	Year Ended March 31, 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount
	As Restated	As Restated	As Restated
Sales	$134,870	$159,409	$146,385	$144,131	$584,795
Total revenues	149,804	174,243	163,073	160,198	647,318
Cost of sales	122,107	143,742	131,734	129,074	526,657
Total costs and expenses	147,619	171,296	161,257	168,213	648,385
Earnings (loss) before provision for income taxes	2,185	2,947	1,816	(8,014)	(1,066)
Provision for (benefit from) income taxes	885	1,198	741	(3,369)	(545)
Net earnings (loss)	1,300	1,749	1,075	(4,645)	(521)
Net earnings (loss) per common share—Basic	$0.15	$0.21	$0.13	$(0.58)	$(0.06)
Net earnings (loss) per common share—Diluted	$0.14	$0.19	$0.12	$(0.54)	$(0.06)

	Year Ended March 31, 2005
	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005
As Previously Reported
Assets:
Cash and cash equivalents	$8,756	$14,108	$18,687	$38,852
Accounts receivable—net	70,488	99,211	109,254	93,555
Notes receivable	86	350	144	115
Inventories	3,591	5,865	3,760	2,117
Investment in leases and leased equipment—net	180,510	198,733	183,816	189,469
Other assets	36,215	35,428	38,673	36,633
Total assets	$299,646	$353,695	$354,334	$360,741

Liabilities:
Accounts payable	$51,312	$78,508	$64,968	$64,298
Salaries and commissions payable	483	1,022	1,111	771
Recourse notes payable	2,404	18,005	16,128	6,265
Non-recourse notes payable	103,848	109,382	125,186	114,839
Other liabilities	28,240	31,117	29,671	42,466
Total liabilities	186,287	238,034	237,064	228,639
Stockholders’ equity	113,359	115,661	117,270	132,102
Total liabilities and stockholders’ equity	$299,646	$353,695	$354,334	$360,741

Adjustments
Assets:
Cash and cash equivalents	$-	$-	$-	$-
Accounts receivable—net	-	-	-	-
Notes receivable	-	-	-	-
Inventories	-	-	-	-
Investment in leases and leased equipment—net	(1,214)	(1,120)	(1,100)	(613)
Other assets	-	-	-	-
Total assets	$(1,214)	$(1,120)	$(1,100)	$(613)

Liabilities:
Accounts payable	$(4,880)	$(7,211)	$(7,187)	$(8,799)
Salaries and commissions payable	-	-	-	-
Recourse notes payable	-	-	-	-
Non-recourse notes payable	-	-	-	-
Other liabilities	2,393	4,847	4,811	6,962
Total liabilities	(2,487)	(2,364)	(2,376)	(1,837)
Stockholders’ equity	1,273	1,244	1,276	1,224
Total liabilities and stockholders’ equity	$(1,214)	$(1,120)	$(1,100)	$(613)

As Restated
Assets:
Cash and cash equivalents	$8,756	$14,108	$18,687	$38,852
Accounts receivable—net	70,488	99,211	109,254	93,555
Notes receivable	86	350	144	115
Inventories	3,591	5,865	3,760	2,117
Investment in leases and leased equipment—net	179,296	197,613	182,716	188,856
Other assets	36,215	35,428	38,673	36,633
Total assets	$298,432	$352,575	$353,234	$360,128

Liabilities:
Accounts payable	$46,432	$71,297	$57,781	$55,499
Salaries and commissions payable	483	1,022	1,111	771
Recourse notes payable	2,404	18,005	16,128	6,265
Non-recourse notes payable	103,848	109,382	125,186	114,839
Other liabilities	30,633	35,964	34,482	49,428
Total liabilities	183,800	235,670	234,688	226,802
Stockholders’ equity	114,632	116,905	118,546	133,326
Total liabilities and stockholders’ equity	$298,432	$352,575	$353,234	$360,128

	Year Ended March 31, 2006
	June 30, 2005	September 30, 2005	December 31, 2005
As Previously Reported
Assets:
Cash and cash equivalents	$22,233	$15,875	$17,416
Accounts receivable—net	106,434	121,618	120,003
Notes receivable	346	87	151
Inventories	2,966	3,905	3,672
Investment in leases and leased equipment—net	196,412	208,627	205,819
Other assets	35,966	36,134	35,796
Total assets	$364,357	$386,246	$382,857

Liabilities:
Accounts payable	$76,524	$69,549	$79,567
Salaries and commissions payable	655	3,542	4,728
Recourse notes payable	6,413	27,309	7,000
Non-recourse notes payable	116,964	125,002	134,411
Other liabilities	30,999	27,375	26,025
Total liabilities	231,555	252,777	251,731
Stockholders’ equity	132,802	133,469	131,126
Total liabilities and stockholders’ equity	$364,357	$386,246	$382,857

Adjustments
Assets:
Cash and cash equivalents	$-	$-	$-
Accounts receivable—net	-	-	-
Notes receivable	-	-	-
Inventories	-	-	-
Investment in leases and leased equipment—net	(607)	(465)	(514)
Other assets	-	-	-
Total assets	$(607)	$(465)	$(514)

Liabilities:
Accounts payable	$(7,504)	$(4,974)	$(6,492)
Salaries and commissions payable	-	-	-
Recourse notes payable	-	-	-
Non-recourse notes payable	-	-	-
Other liabilities	5,683	3,232	4,649
Total liabilities	(1,821)	(1,742)	(1,843)
Stockholders’ equity	1,214	1,277	1,329
Total liabilities and stockholders’ equity	$(607)	$(465)	$(514)

	Year Ended March 31, 2006
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006
	As Restated	As Restated	As Restated
Assets:
Cash and cash equivalents	$22,233	$15,875	$17,416	$20,697
Accounts receivable—net	106,434	121,618	120,003	103,060
Notes receivable	346	87	151	330
Inventories	2,966	3,905	3,672	2,292
Investment in leases and leased equipment—net	195,805	208,162	205,305	205,774
Other assets	35,966	36,134	35,796	41,792
Total assets	$363,750	$385,781	$382,343	$373,945

Liabilities:
Accounts payable	$69,020	$64,575	$73,075	$73,657
Salaries and commissions payable	655	3,542	4,728	4,124
Recourse notes payable	6,413	27,309	7,000	6,000
Non-recourse notes payable	116,964	125,002	134,411	127,973
Other liabilities	36,682	30,607	30,674	33,615
Total liabilities	229,734	251,035	249,888	245,369
Stockholders’ equity	134,016	134,746	132,455	128,576
Total liabilities and stockholders’ equity	$363,750	$385,781	$382,343	$373,945

16. LEGAL SETTLEMENT

On February 7, 2005, Ariba, Inc. was found liable by a jury for willfully infringing three U.S. patents held by us. On February 12, 2005, we settled the patent-infringement suit through a mutual settlement and license agreement (the Settlement Agreement”). The Settlement Agreement provided that we receive, by March 31, 2005, a total of $37.0 million for the license of our patents. We have no future obligations under the Settlement Agreement.  The following table shows the line items on the Consolidated Statement of Operations that were impacted by the settlement in the quarter ended March 31, 2005:

Fee and other income	$37,000,000
Professional and other fees	(3,060,792)
Salaries and benefits	(908,000)
Net amount realized before income taxes	$33,031,208

The salaries and benefits costs were due to performance bonuses awarded to employees as a result of the settlement proceedings.

17. ACQUISITION

On May 28, 2004, we purchased certain assets and assumed certain liabilities of Manchester Technologies, Inc. for total consideration of $7.0 million. The purchase was made by ePlus Technology, inc., a wholly-owned subsidiary of ePlus inc. The purchase price included $5.0 million in cash and the assumption of certain liabilities of approximately $2.0 million. Approximately 125 former Manchester Technologies, Inc. personnel were hired by us as part of the transaction and are located in three established offices in metropolitan New York, South Florida and Baltimore.

The acquisition is being accounted for using the purchases method of accounting in accordance with SFAS No. 141, “Business Combinations” whereby the total cost of the acquisition has been allocated to tangible and intangible assets acquired and the liabilities assumed based upon their fair values at the effective date of the acquisition. During the quarter ended March 31, 2005, the allocation was completed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$939
Property and equipment	91
Other assets	41
Other assets—intangible	94
Goodwill	5,882
Accrued expenses and other liabilities	(2,047)
Cash paid	$5,000

18. SUBSEQUENT EVENT

Effective at the opening of business on July 20, 2007, our common stock was delisted from The Nasdaq Global Market due to non-compliance with financial statement reporting requirements. Specifically, in determining to delist our common stock, Nasdaq cited the delay of more than one year from the final due date for the filing of our fiscal year 2006 Annual Report on Form 10-K with the SEC.  In order for us to be eligible to be relisted on Nasdaq, all requisite periodic reports must be filed with the SEC, including: this Form 10-K; the three Forms 10-Q for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006; the fiscal year 2007 Form 10-K; and the Form 10-Q for the quarter ended June 30, 2007.