Form 10-Q
period 2006-06-30
EPLUS INC
filed 2007-09-21
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

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
(Address, including zip code, of principal executive offices)

Registrant's telephone number, including area code: (703) 984-8400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(check one):
Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of August 31, 2007, was 8,231,741.

ePlus inc. and Subsidiaries

i

Explanatory Note

This Quarterly Report on Form 10-Q contains the restatement of our Condensed Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2005 for the effects of errors in accounting for stock options and other items.  See Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this document.  For further discussion of the effects of the restatement see the following sections of our Annual Report on Form 10-K for the year ended March 31, 2006: Explanatory Note; Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition; Item 9A. Controls and Procedures; and Note 2 to our Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	As of	As of
	March 31, 2006	June 30, 2006
ASSETS	(in thousands)

Cash and cash equivalents	$20,697	$22,616
Accounts receivable—net	103,060	129,779
Notes receivable	330	321
Inventories	2,292	12,025
Investment in leases and leased equipment—net	205,774	212,198
Property and equipment—net	5,629	5,253
Other assets	10,038	10,055
Goodwill	26,125	26,125
TOTAL ASSETS	$373,945	$418,372

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable—equipment	$7,733	$8,530
Accounts payable—trade	19,235	22,364
Accounts payable—floor plan	46,689	66,455
Salaries and commissions payable	4,124	4,407
Accrued expenses and other liabilities	33,346	36,882
Income taxes payable	104	164
Recourse notes payable	6,000	15,000
Non-recourse notes payable	127,973	134,095
Deferred tax liability	165	1,078
Total Liabilities	245,369	288,975

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 11,037,213 issued and 8,267,223 outstanding at March 31, 2006 and 11,191,231 issued and 8,212,241 outstanding at June 30, 2006	110	112
Additional paid-in capital	72,811	74,455
Treasury stock, at cost, 2,769,990 and 2,978,990 shares, respectively	(29,984)	(32,884)
Deferred compensation expense	(25)	-
Retained earnings	85,377	87,330
Accumulated other comprehensive income—foreign currency translation adjustment	287	384
Total Stockholders' Equity	128,576	129,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,945	$418,372

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2006
	As Restated (1)
	(dollar amounts in thousands, except per share data)
REVENUES

Sales of product and services	$134,870	$175,493
Lease revenues	11,294	11,332
Fee and other income	3,640	2,845

TOTAL REVENUES	149,804	189,670

COSTS AND EXPENSES

Cost of sales, product and services	122,107	156,362
Direct lease costs	3,777	5,024
Professional and other fees	947	1,286
Salaries and benefits	14,789	17,303
General and administrative expenses	4,461	4,356
Interest and financing costs	1,538	1,995

TOTAL COSTS AND EXPENSES (2)	147,619	186,326

EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,185	3,344

PROVISION FOR INCOME TAXES	885	1,391

NET EARNINGS	$1,300	$1,953

NET EARNINGS PER COMMON SHARE—BASIC	$0.15	$0.24
NET EARNINGS PER COMMON SHARE—DILUTED	$0.14	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,545,744	8,207,369
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	9,078,604	8,723,439

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”
(2)	Includes amounts to related parties of $219 thousand and $233 thousand for the three months ended June 30, 2005 and June 30, 2006, respectively.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2006
	As Restated (1)
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$1,300	$1,953

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,989	4,948
Reserves for credit losses	190	591
Provision for inventory losses	-	(2)
Impact of stock-based compensation	(3)	254
Excess tax benefit from exercise of stock options	-	(101)
Tax benefit of options exercised	5	-
Deferred taxes	(371)	913
Payments from lessees directly to lenders—operating leases	(1,173)	(2,520)
Loss on disposal of property and equipment	6	9
Gain on disposal of operating lease equipment	(116)	(316)
Changes in:
Accounts receivable—net	(13,069)	(27,350)
Notes receivable	(231)	9
Inventories	(849)	(9,731)
Investment in leases and leased equipment—net	(3,127)	(12,275)
Other assets	321	38
Accounts payable—equipment	4,107	109
Accounts payable—trade	1,474	3,129
Salaries and commissions payable, accrued expenses and other liabilities	(12,501)	3,879
Net cash used in operating activities	(20,048)	(36,463)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	381	497
Purchases of operating lease equipment	(12,206)	(4,734)
Proceeds from sale of property and equipment	44	-
Purchases of property and equipment	(525)	(546)
Premiums paid on officers life insurance	-	(55)
Net cash used in investing activities	(12,306)	(4,838)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2006
	As Restated (1)
	(in thousands)
Cash Flows From Financing Activities:
Borrowings:
Non-recourse	$17,164	$23,497
Repayments:
Non-recourse	(8,904)	(7,758)
Purchase of treasury stock	(622)	(2,900)
Proceeds from issuance of capital stock, net of expenses	31	1,109
Excess tax benefit from exercise of stock options	-	101
Tax benefit of stock options exercised	-	308
Net borrowings on floor plan financing	7,929	19,766
Net borrowings on lines of credit	148	9,000
Net cash provided by financing activities	15,746	43,123

Effect of Exchange Rate Changes on Cash	(11)	97

Net (Decrease) Increase in Cash and Cash Equivalents	(16,619)	1,919

Cash and Cash Equivalents, Beginning of Period	38,852	20,697

Cash and Cash Equivalents, End of Period	$22,233	$22,616

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$691	$529
Cash paid for income taxes	$723	$16

Schedule of Noncash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$98	$112
Payments from lessees directly to lenders	$6,057	$9,617

(1)  See Note 2, “Restatement of Consolidated Financial Statements.”
See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except percentages, share and per share amounts and where otherwise noted)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements of ePlus inc. and subsidiaries and Notes thereto included herein are unaudited, have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were of a normal recurring nature.

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations.

These interim financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.  Operating results for the interim periods are not necessarily indicative of results for an entire year.

PRINCIPLES OF CONSOLIDATION — The Condensed Consolidated Financial Statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION — We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Using these tests, the vast majority of our sales represent product sales recognized upon delivery.

From time to time, in the sales of product and services, we may enter into contracts that contain multiple elements. Sales of services currently represent a small percentage of our sales.  For services that are performed in conjunction with product sales and are completed in our facilities prior to shipment of the product, sales for both the product and services are recognized upon shipment. Sales of services that are performed at customer locations are recorded as Sales of Product and Services on the accompanying Statement of Operations when the services are performed. If the service is performed at a customer location in conjunction with a product sale or other service sale, we recognize the sale in accordance with SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, in an arrangement with multiple deliverables, we recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the client on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

We sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.”  We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no cost of sales.

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

Revenue from hosting arrangements is recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.”  Our hosting arrangements do not contain a contractual right to take possession of the software.  Therefore, our hosting arrangements are not in the scope of SOP 97-2, “Software Revenue Recognition,” and require that the portion of the fee allocated to the hosting elements be recognized as the service is provided.  Currently, the majority of our software revenue is generated through hosting agreements and is included in fee and other income on our Condensed Consolidated Statements of Operations.

Revenue from sales of our software is recognized in accordance with SOP 97-2, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” We recognize revenue when all the following criteria exist: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) no significant obligations by us related to services essential to the functionality of the software remain with regard to implementation; (4) the sales price is determinable; and (5) and it is probable that collection will occur.  Revenue from sales of our software is included in fee and other income on our Condensed Consolidated Statements of Operations.

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

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and Internet-based support, updates and bug fixes.  Maintenance revenue is recognized ratably over the term of the maintenance contract (usually one year) on a straight-line basis and is included in fee and other income on our Condensed Consolidated Statements of Operations.

When consulting qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed.  Consulting revenues under fixed-price contracts are generally recognized using the percentage-of-completion method.  If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.  Consulting revenues are classified as fee and other income on our Condensed Consolidated Statements of Operations.

Training services include on-site training, classroom training and computer-based training and assessment.  Training revenue is recognized as the related training services are provided and is included in fee and other income on our Condensed Consolidated Statements of Operations.

Amounts charged for our Procure+ service are recognized as services are rendered. Amounts charged for the Manage+ service are recognized on a straight-line basis over the contractual period for which the services are provided. Fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income. These revenues are included in fee and other income in our Condensed Consolidated Statements of Operations.

RESIDUALS — Residual values, representing the estimated value of equipment at the termination of a lease, are recorded in our Condensed Consolidated Financial Statements at the inception of each sales-type or direct financing lease as amounts estimated by management based upon its experience and judgment. Unguaranteed residual values for sales-type and direct financing leases are recorded at their net present value and the unearned income is amortized over the life of the lease using the interest method. The residual values for operating leases are included in the leased equipment’s net book value.

We evaluate residual values on an ongoing basis and record any downward adjustment, if required. No upward revision of residual values is made subsequent to lease inception.

RESERVES FOR CREDIT LOSSES — The reserves for credit losses (the “reserve”) is maintained at a level believed by management to be adequate to absorb losses inherent in our lease and accounts receivable portfolio. Management’s determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer’s financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis).

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Approximately $50 thousand and $69 thousand of internal use software were capitalized during the quarters ended June 30, 2006 and 2005,  respectively, which is included in the accompanying Condensed Consolidated Balance Sheets as a component of property and equipment.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the quarter ended June 30, 2006, costs of $20 thousand were capitalized for software to be made available to customers.  There were no such costs capitalized for the quarter ended June 30, 2005.

INTANGIBLE ASSETS — In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations transacted after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must be recognized and reported separately from goodwill. In May 2004, we acquired certain assets and liabilities of Manchester Technologies, Inc. The excess of the cost over the fair value of net tangible assets acquired was assigned to identifiable intangible assets and goodwill utilizing the purchase method of accounting. The final determination of the purchase price allocation was based on the fair values of the assets and liabilities assumed, including acquired intangible assets. This determination was made by management through various means, including obtaining a third-party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired.

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

Further, SFAS No. 142 requires us to perform an impairment test at least on an annual basis at any time during the fiscal year, provided the test is performed at the same time every year. We perform the impairment test as of September 30th of each year and follow the two-step process prescribed in SFAS No. 142 to test our goodwill for impairment under the goodwill impairment test. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses and debt, approximates fair value due to their short maturities.

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

ESTIMATES — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. Accumulated other comprehensive income increased $97.0 thousand for the three months ended June 30, 2006 and decreased $10.5 thousand for the three months ended June 30, 2005, resulting in total comprehensive income of $2.1 million and $1.3 million, respectively.

EARNINGS PER SHARE  — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,545,744 for the three months ended June 30, 2005 and 8,207,369 for the three months ended June 30, 2006. Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 9,078,604 for the three months ended June 30, 2005, and 8,723,439 for the three months ended June 30, 2006.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.  Both basic and diluted EPS and weighted average shares outstanding for the three months ended June 30, 2005 have been restated for changes in measurement dates resulting from the Audit Committee Investigation (as defined in Note 2, “Restatement of Consolidated Financial Statements”).

STOCK-BASED COMPENSATION — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation expense will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

On April 1, 2006, we adopted SFAS No. 123R and elected the modified-prospective transition method. Under the modified prospective method, we must recognize compensation expense for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption.  We have recognized compensation expense equal to the fair values for the unvested portion of share-based awards at April 1, 2006 over the remaining period of service, as well as compensation expense for those share-based awards granted or modified on or after April 1, 2006 over the vesting period based on the grant-date fair values using the straight-line method. For those awards granted prior to the date of adoption, compensation expense is recognized on an accelerated basis based on the grant-date fair value amount as calculated for pro forma purposes under SFAS No. 123.

RECENT ACCOUNTING PRONOUNCEMENTS —In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. While the adoption of SFAS No. 154 did not have a material impact on our Condensed Consolidated Financial Statements, the restatement disclosures included herein comply with the provisions of the standard.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for us on April 1, 2007. We are currently evaluating the impact that FIN 48 will have on our financial condition and results of operations.

During September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements. SAB No. 108 is applicable for our fiscal year 2007. We are currently evaluating the impact that SAB No. 108 will have on our financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for our fiscal year 2009. We are currently evaluating the impact that SFAS No. 157 will have on our financial condition and results of operations.

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As a result of the errors discussed below, we have restated our Condensed Consolidated Statements of Operations and Cash Flows, including related disclosures, for the three months ended June 30, 2005.

Restatement for Historical Stock Option Grants

Restated Accounting for Historical Stock Option Grants

In response to a letter received by our Chief Executive Officer (“CEO”), the Audit Committee, with the assistance of outside legal counsel and forensic accountants, commenced an investigation (“Audit Committee Investigation” or “Investigation”) into our historical practices related to stock options, including a review of option grant measurement dates.  Prior to April 1, 2006, we accounted for all of our employee and director-based compensation awards under APB 25 and provided the required disclosures in accordance with SFAS No. 123.

In connection with the Audit Committee Investigation, we performed a review of stock option grants recorded for financial reporting purposes.  Based on the individual facts and circumstances, we concluded that the exercise price for a number of option grants from our initial public offering (“IPO”) in 1996 through August 10, 2006 were below the fair market value of our common stock on the revised measurement date of the grant.  This resulted from certain option grant dates having been established prior to the completion of all the final granting actions necessary for those grants.  In some cases, the exercise price and date of the grant was determined with hindsight to provide a more favorable exercise price for such grants at quarterly or monthly low stock prices.  The grants in question included grants made to newly hired employees, annual director grants, grants made to employees in connection with an acquisition, and discretionary grants made to officers, non-employee and employee directors, and rank and file employees. Applying the revised measurement dates to the impacted stock option grants resulted in a stock-based compensation charge if the fair market value of our common stock as of the revised measurement date exceeded the exercise price of the option grant, in accordance with APB 25.

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

We also determined that we should have recorded stock-based compensation expense associated with the modification of certain stock option grants which resulted in the application of variable accounting under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”).  The modified grants included certain grants made to newly hired employees, annual director grants, grants made to employees in connection with an acquisition, and discretionary grants made to officers, employee directors, and rank and file employees.  For these grants, documentation exists that supports the completion of all the final granting actions necessary for an original grant and measurement date.  However, certain of the terms of the awards were subsequently modified.

Income and Payroll Tax Related Matters

In certain instances where a revised measurement date was applied to those stock options classified as incentive stock options (“ISO”), in accordance with United States tax rules, it had the effect of disqualifying the ISO tax treatment of those stock options, causing those stock options to be recharacterized as non-qualified options.  For purposes of assessing the tax impact of the accounting change, we concluded that the grant date for tax purposes is the same as the measurement date for financial reporting purposes.  The recharacterization of the ISOs to non-qualified status resulted in a failure to withhold certain employee payroll taxes and consequently we have recorded an adjustment to salaries and benefits, along with an adjustment to interest and financing costs for penalties and interest, based on the period of exercise. In subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes, interest and penalties were reversed, and recognized as a reduction in the related functional expense category in our Condensed Consolidated Statements of Operations.

Summary of the Restatement — Other Items

In addition to the stock option errors described above, we have also restated our Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2005 for the following reasons:

We use floor planning agreements for dealer financing of products purchased from distributors and resold to end-users. Historically, we classified the cash flows from our floor plan financing agreements in operating activities in our Condensed Consolidated Statements of Cash Flows. We previously treated the floor plan facility as an outsourced accounts payable function, and, therefore, considered the payments made by our floor plan facility as cash paid to suppliers under Financial Accounting Standards No. 95, “Statement of Cash Flows.”

We have now determined that when an unaffiliated finance company remits payments to our suppliers on our behalf, we should show this transaction as a financing cash inflow and an operating cash outflow.  In addition, when we repay the financing company, we should present this transaction as a financing cash outflow. As a result, we have restated the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2005 to correct this error.

Also, payments made by our lessees directly to third-party, non-recourse lenders were previously reported on our Condensed Consolidated Statements of Cash Flows as repayments of non-recourse debt in the financing section and a decrease in our investment in leases and leased equipment—net in the operating section. As these payments were not received or disbursed by us, management determined that these amounts should not be shown as cash used in financing activities and cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.  Rather, these payments are now disclosed as a non-cash financing activity on our Condensed Consolidated Statements of Cash Flows.

In addition, certain corrections were made for errors noted on our Condensed Consolidated Statements of Cash Flows between the line items reserve for credit losses and changes in accounts receivable, both of which are in the operating section.

Reclassifications

We have also reclassified certain items for our June 30, 2005 Condensed Consolidated Statement of Cash Flows to conform to our presentation on our June 30, 2006 Condensed Consolidated Financial Statements.  These reclassifications include: (1) certain liabilities that had been included in accounts payable—trade have been reclassified to accrued expenses and other liabilities; and (2) certain personal property taxes have been reclassified to eliminate from investment in leases and leased equipment—net and accounts payable—equipment.

Impact of the Restatement

The following tables present the effects of the restatement and reclassifications on our previously issued Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2005 (in thousands, except per share data):

Unaudited Condensed		Adjustments
Consolidated Statements of Operations Three Months Ended June 30, 2005	As Previously Reported	Stock-based Compensation and Tax Impact	As Restated

Revenues:
Sales of product and services	$134,870	$-	$134,870
Lease revenues	11,294	-	11,294
Fee and other income	3,640	-	3,640
Total Revenues	149,804	-	149,804

Costs and Expenses:
Cost of sales, product and services	122,107	-	122,107
Direct lease costs	3,777	-	3,777
Professional and other fees	947	-	947
Salaries and benefits	14,794	(5)	14,789
General and administrative expenses	4,461	-	4,461
Interest and financing costs	1,538	-	1,538
Total Costs and Expenses	147,624	(5)	147,619

Earnings Before Provision for Income Taxes	2,180	5	2,185
Provision for income taxes	883	2	885
Net Earnings	$1,297	$3	$1,300

Net Earnings Per Share:
Basic	$0.15	$-	$0.15
Diluted	$0.14	$-	$0.14

Shares Used in Computing Net Earnings Per Share:
Basic	8,545,744	-	8,545,744
Diluted	9,042,438	36,166	9,078,604

Unaudited Condensed
Consolidated Statements of Cash Flows
		Adjustments
	As Previously Reported	Stock-Based Compensation	Floor Plan	Lessee Payments to Lenders	Other	As Restated
Three Months Ended June 30, 2005 Cash Flows From Operating Activities:
Net earnings	$1,297	3	-	-	-	$1,300
Depreciation and amortization	3,989	-	-	-	-	3,989
Reserves for credit losses	(40)	-	-	-	230	190
Tax benefit of stock options exercised	5	-	-	-	-	5
Impact of stock-based compensation	-	(3)	-	-	-	(3)
Deferred taxes	(371)	-	-	-	-	(371)
Payments from lessees directly to lenders— operating leases	(1,425)	-	-	252	-	(1,173)
Loss on disposal of property and equipment	6	-	-	-	-	6
Gain on disposal of operating lease equipment	(116)	-	-	-	-	(116)
Changes in accounts receivable—net	(12,839)	-	-	-	(230)	(13,069)
Changes in notes receivable	(231)	-	-	-	-	(231)
Changes in inventories	(849)	-	-	-	-	(849)
Changes in investment in leases and leased equipment—net	1,751	-	-	(4,884)	6	(3,127)
Changes in other assets	321	-	-	-	-	321
Changes in accounts payable—equipment	4,113	-	-	-	(6)	4,107
Changes in accounts payable—trade	8,113	-	(7,929)	-	1,290	1,474
Changes in salaries and commissions payable, accrued expenses and other liabilities	(11,211)	-	-	-	(1,290)	(12,501)
Net cash used in operating activities	(7,487)	-	(7,929)	(4,632)	-	(20,048)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	381	-	-	-	-	381
Purchase of operating lease equipment	(12,206)	-	-	-	-	(12,206)
Proceeds from sale of property and equipment	44	-	-	-	-	44
Purchases of property and equipment	(525)	-	-	-	-	(525)
Net cash used in investing activities	(12,306)	-	-	-	-	(12,306)

Cash Flows From Financing Activities:
Borrowings:
Non-recourse	17,164	-	-	-	-	17,164
Repayments:
Non-recourse	(13,536)	-	-	4,632	-	(8,904)
Purchase of treasury stock	(622)	-	-	-	-	(622)
Proceeds from issuance of capital stock, net of expenses	31	-	-	-	-	31
Net borrowings on floor plan financing	-	-	7,929	-	-	7,929
Net borrowings on lines of credit	148	-	-	-	-	148
Net cash provided by financing activities	3,185	-	7,929	4,632	-	15,746

Effect of Exchange Rate Changes on Cash	(11)	-	-	-	-	(11)

Net Decrease in Cash and Cash Equivalents	(16,619)	-	-	-	-	(16,619)

Cash and Cash Equivalents, Beginning of Period	38,852	-	-	-	-	38,852

Cash and Cash Equivalents, End of Period	$22,233	-	-	-	-	$22,233

3. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	As of
	March 31, 2006	June 30, 2006
Investment in direct financing and sales-type leases—net	$155,910	$160,783
Investment in operating lease equipment—net	49,864	51,415
	$205,774	$212,198

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	As of
	March 31, 2006	June 30, 2006
Minimum lease payments	$149,200	$154,010
Estimated unguaranteed residual value (1)	23,804	23,650
Initial direct costs, net of amortization (2)	1,763	1,777
Less: Unearned lease income	(15,944)	(16,082)
Reserve for credit losses	(2,913)	(2,572)
Investment in direct finance and sales-type leases—net	$155,910	$160,783

(1)	Includes estimated unguaranteed residual values of $1,451 and $1,384 as of March 31, 2006 and June 30, 2006, respectively, for direct financing SFAS No. 140 leases which have been sold.
(2)	Initial direct costs are shown net of amortization of $1,786 and $1,745 as of March 31, 2006 and June 30, 2006, respectively.

Our net investment in direct financing and sales-type leases is collateral for non-recourse and recourse equipment notes, if any.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment—net are as follows (in thousands):

	As of
	March 31, 2006	June 30, 2006
Cost of equipment under operating leases	$71,786	$76,038
Less: Accumulated depreciation and amortization	(21,922)	(24,623)
Investment in operating lease equipment—net	$49,864	$51,415

4. RESERVES FOR CREDIT LOSSES

As of March 31, 2006 and June 30, 2006, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2005	$1,959	$3,056	$5,015

Bad debts expense	1,033	-	1,033
Recoveries	(308)	-	(308)
Write-offs and other	(624)	(143)	(767)
Balance March 31, 2006	$2,060	$2,913	$4,973

Bad debts expense	591	(100)	491
Recoveries	(71)	-	(71)
Write-offs and other	(16)	(241)	(257)
Balance June 30, 2006	$2,564	$2,572	$5,136

5. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

	As of
	March 31, 2006	June 30, 2006
	(In Thousands)

National City Bank – Recourse credit facility of $35,000,000 expiring on July 21, 2009. At our option, carrying interest rate is either LIBOR rate plus 175–250 basis points, or the Alternate Base Rate of the higher of prime, or federal funds rate plus 50 basis points, plus 0–25 basis points of margin. The interest rate at June 30, 2006 was 6.86%.	$6,000	$15,000

Total recourse obligations	$6,000	$15,000

Non-recourse equipment notes secured by related investment in leases with interest rates ranging from 3.05% to 9.25% in fiscal years 2006 and the three months ended June 30, 2006	$127,973	$134,095

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component. As of June 30, 2006, the facility agreement had an aggregate limit of the two components of $100.0 million, and the accounts receivable component had a sub-limit of $30 million as a result of a June 29, 2006 amendment that temporarily increased the aggregate limit during period from June 26, 2006 through September 21, 2006. Effective June 20, 2007, the facility with GECDF was again amended to temporarily increase the total credit facility limit to $100.0 million during the period from June 19, 2007 through August 15, 2007. On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007.  Other than during the temporary increase periods described above, the total credit facility limit is $85 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with these covenants as of June 30, 2006.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc.  The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date.  We have not delivered the annual audited financial statements for the year ended March 31, 2007, however, GECDF has extended the delivery date to provide the financial statements through September 30, 2007.  The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Borrowings under our $35 million line of credit from National City Bank are subject to certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. We were in compliance with or had received amendments extending these covenants as of June 30, 2006. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: (a) annual Audited Financial Statements for the year ended March 31, 2007; (b) “Projections” for our fiscal year ended March 31, 2008; and (c) quarterly Unaudited Financial Statements for the quarters ended June 30, 2006, September 30, 2006, and December 31, 2006.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 15, 2007, an Eighth Amendment dated June 27, 2007 and a Ninth Amendment dated August 22, 2007.  As a result of the amendments, the agents agreed, inter alia, to extend the delivery date to November 30, 2007.

We believe we will receive additional extensions from our lenders, if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents.  However, we cannot guarantee that we will receive additional extensions.

6. RELATED PARTIES

We lease 50,322 square feet for use as our principal headquarters from Norton Building 1, LLC. The annual rent is $19.50 per square foot for the first year, with a rent escalation of three percent per year for each year thereafter. Phillip G. Norton is the Trustee of Norton Building 1, LLC and is Chairman of the Board, President, and CEO of ePlus inc.  The lease is at or below market taking into consideration the rental charges and the ability to terminate the lease.  During the three months ended June 30, 2006 and June 30, 2005, rent paid to the Landlord was $233,385 and $219,263 respectively.

During the three months ended June 30, 2005, we reimbursed the landlord for certain construction costs in the amount of $280,163 which will be amortized over the lease term.  There was no such reimbursement during the three months ended June 30, 2006.  The capitalized reimbursement is included in property and equipment—net on our Condensed Consolidated Balance Sheets.

7. COMMITMENTS AND CONTINGENCIES

Litigation

We have been named a defendant in three lawsuits and one bankruptcy adversary proceeding concerning a lessee named Cyberco Holdings, Inc. (“Cyberco”), which was perpetrating a fraud related to installment sales that were assigned to various lenders and were non-recourse to us.  Two of the suits have been resolved, and two are pending.

In one of the lawsuits, filed on January 4, 2005, an underlying lender, GMAC Commercial Finance, L.L.C. (“GMAC”), sought approximately $10,646,230.  On July 24, 2006, we settled the case for a $6,000,000 payment by us to GMAC, which we have recorded in the period ended March 31, 2006.

In the second lawsuit, which was filed on May 10, 2005, another underlying lender, Banc of America Leasing and Capital, LLC (“BoA”) sought repayment from ePlus Group, inc. of approximately $3,062,792 plus interest and attorneys’ fees.  The case went to trial, and a final judgment in favor of BoA was entered on February 6, 2007.  We recorded $4,081,697, representing $3,025,000 verdict, $871,232 in attorneys’ fees and $185,465 in interest and other costs in the fiscal year ended March 31, 2006.  We have recorded an additional $36,033 in interest in the quarter ended June 30, 2006.

The third non-bankruptcy lawsuit was filed on November 3, 2006 by BoA against ePlus inc., seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group, inc.’s obligations to BoA relating to the Cyberco transaction. ePlus Group has already paid to BoA the judgment in the second lawsuit referenced above. The suit seeks attorneys' fees BoA incurred in ePlus' appeal of BoA's suit against ePlus Group referenced above, expenses that may be incurred in a bankruptcy adversary proceeding relating to Cyberco, attorneys' fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and any other costs or fees relating to any of the described matters. The trial is scheduled to begin November 20, 2007. We are vigorously defending the suit.  We cannot predict the outcome of the suit against ePlus inc.  We believe a loss is not probable, and we have not accrued for this matter.

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

On January 18, 2007, a stockholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia.  The complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus.  The complaint alleges violations of federal securities law and state law claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment.  We are currently preparing a response to the plaintiff’s amended complaint.  The Amended Complaint seeks monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys' fees. No amount has been accrued for this matter.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management believes that a loss is not probable and no amount has been accrued for these matters.

Regulatory and Other Legal Matters

As discussed in more detail in Note 2, “Restatement of Consolidated Financial Statements,” to our Unaudited Condensed Consolidated Financial Statements in June 2006, the Audit Committee commenced an Investigation of stock option grants by us since our IPO in 1996. In August 2006, the Audit Committee voluntarily contacted and advised the staff of the SEC of its Investigation and the Audit Committee’s preliminary conclusion that a restatement will be required. The SEC opened an informal inquiry and we cooperated with the staff.  No amount has been accrued for this matter.

We are currently engaged in a dispute with the government of the District of Columbia (“DC”) regarding personal property taxes on property we financed for our customers.  DC is seeking approximately $508,000 plus interest and penalties, relating to property we financed for our customers.  We believe the tax is owed by our customers, and are seeking resolution in DC’s Office of Administrative Hearings.  We cannot predict the outcome of this matter.  While management does not believe this matter will have a material effect on our financial condition and results of operations, resolution of this dispute is ongoing.

8. EARNINGS PER SHARE

Basic and diluted income per share amounts are determined in accordance with the provisions of SFAS No. 128, Earnings Per Share.  Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period.  Diluted income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock.  Potential common stock, computed using the treasury stock method or the if-converted method, includes options.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our Condensed Consolidated Statement of Operations for the three months ended June 30, 2005 and 2006.

	Three Months Ended
	June 30,
	2005	2006
	As restated (1)
	(in thousands, except per share data)

Net income available to common shareholders—basic and diluted	$1,300	$1,953

Weighted average common shares outstanding—basic	8,546	8,207
In-the-money options exercisable under stock compensation plans	533	516
Weighted average common shares outstanding—diluted	9,079	8,723

Income per common share:
Basic	$0.15	$0.24
Diluted	$0.14	$0.22

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

9. STOCK REPURCHASE

On November 17, 2004, a purchase program was authorized by our Board. This program authorized the repurchase of up to 3,000,000 shares of our outstanding common stock over a period of time ending no later than November 17, 2005 and was limited to a cumulative purchase amount of $7,500,000. On March 2, 2005, our Board approved an increase, from $7,500,000 to $12,500,000, for the maximum total cost of shares that could be purchased, which expired November 17, 2005. On November 18, 2005, the Board authorized a new stock repurchase program of up to 3,000,000 shares with a cumulative purchase limit of $12,500,000.

During the three months ended June 30, 2006, we repurchased 209,000 shares of our outstanding common stock for $2.9 million, whereas during the three months ended June 30, 2005, we repurchased 55,000 shares for $0.6 million. Since the inception of our initial repurchase program on September 20, 2001, and as of June 30, 2006, we had repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total of $32.9 million.  As of June 30, 2006, a maximum purchase amount of $7,856,187 and up to 603,904 shares were available under the stock repurchase program that expired November 17, 2006.

10. STOCK-BASED COMPENSATION

Adoption of SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation expense will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

On April 1, 2006, we adopted SFAS No. 123R and elected the modified-prospective transition method. We have recognized compensation expense equal to the fair values for the unvested portion of share-based awards at April 1, 2006 over the remaining period of service, as well as compensation expense for those share-based awards granted or modified on or after April 1, 2006 over the vesting period based on the grant-date fair values using the straight-line method. The fair values were estimated using the Black-Scholes option pricing model.  For those awards granted prior to the date of adoption, compensation expense is recognized on an accelerated basis based on the grant-date fair value amount as calculated for pro forma purposes under SFAS No. 123.

Stock Option Plans

We issued only incentive and non-qualified stock option awards and, except as noted below, each grant was issued under one of the following five plans:  (1) the 1996 Stock Incentive Plan (the “1996 SIP”), (2) Amendment and Restatement of the 1996 Stock Incentive Plan (the “Amended SIP”) (collectively the “1996 Plans”), (3) the 1998 Long-Term Incentive Plan (the “1998 LTIP”),  (4) Amendment and Restatement of the 1998 Long-Term Incentive Plan (2001) (the “Amended LTIP (2001)”) or (5) Amendment and Restatement of the 1998 Long-Term Incentive Plan (2003) (the “Amended LTIP (2003)”).  A summary of the plans are detailed below.  All the stock option plans require the use of the previous trading day's closing price when the grant date falls on a date the stock was not traded.

In addition, at the IPO, there were 245,000 options issued that were not part of any plan, but issued under various employment agreements.

1996 Stock Incentive Plan

The allowable number of outstanding shares under this plan was 155,000. On September 1, 1996, the Board of Directors (the “Board”) adopted this plan, and it was effective on November 8, 1996 when the SEC declared our Registration Statement on Form S-1 effective in connection with our IPO on November 20, 1996.  The 1996 SIP is comprised of an Incentive Stock Option Plan, a Nonqualified Stock Option Plan, and an Outside Director Stock Option Plan.  Each of the components of the 1996 Plans provided that options would only be granted after execution of an Option Agreement.  Except for the number of options awarded to directors, the salient provisions of the 1996 SIP are identical to the Amended SIP, which is more fully described below.

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

As of June 30, 2006, a total of 2,809,174 shares of common stock have been reserved for issuance upon exercise of options granted under the Amended LTIP (2003).

Stock-Based Compensation Expense

Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation expense under APB 25 and related interpretations and disclosed certain pro forma net income and EPS information as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Accordingly, we measured compensation expense based upon the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price.

In accordance with SFAS No. 123R, we recognized $254 thousand of stock-based compensation expense ($148 thousand net of tax) for the three months ended June 30, 2006.  As of June 30, 2006, there was $2.3 million of unrecognized compensation expense related to non-vested options.  This expense is expected to be fully recognized over the next 3 years.  In addition, we previously presented deferred compensation as a separate component of stockholders’ equity.  In accordance with SFAS No. 123R, upon adoption, we also reclassified the balance in deferred compensation to additional paid-in-capital on our Condensed Consolidated Balance Sheet.

The following pro forma table illustrates the impact on net earnings and EPS had we applied the fair value expense recognition provisions of SFAS No. 123 for the three months ended June 30, 2005 (in thousands, except per share data).

Three Months Ended June 30, 2005
As Restated (1)
Net earnings, as reported	$1,300
Adjustment for: APB 25 intrinsic value of stock-based compensation, net of tax	(3)
Adjustment for: SFAS No. 123 stock-based compensation expense, net of tax	(169)
Net earnings, pro forma	$1,128

Basic earnings per share, as reported	$0.15
Basic earnings per share, pro forma	$0.13
Diluted earnings per share, as reported	$0.14
Diluted earnings per share, pro forma	$0.12

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

Stock Option Activity

During the three months ended June 30, 2005 and 2006, there were no options granted.  A summary of stock option activity during the three months ended June 30, 2006 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value

Outstanding, April 1, 2006	1,999,911	$6.23 - $17.38	$9.93
Options granted	-
Options exercised	(154,018)	$6.40 - $10.75	$7.23
Options forfeited	-
Outstanding, June 30, 2006	1,845,893	$6.23 - $17.38	$10.52	3.7	$3,413,093
Vested or expected to vest at June 30, 2006	1,395,893		$9.88	3.9	$3,413,093
Exercisable, June 30, 2006	1,405,893		$9.87	3.8	$3,413,093

The total intrinsic value of options exercised during the three months ended June 30, 2006 was $923 thousand.

Additional information regarding options outstanding as of June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Exercise Price per Share	Weighted Avg. Contractual Life Remaining	Options Exercisable	Weighted Avg. Exercise Price per Share

$6.23 - $9.00	914,486	$7.72	3.8	914,486	$7.72
$9.01 - $13.50	720,400	12.20	3.2	280,400	11.60
$13.51 - $17.38	211,007	16.91	4.8	211,007	16.91

$6.23 - $17.38	1,845,893	$10.52	3.7	1,405,893	$9.87

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2006	440,500	$7.45
Granted	-
Vested	(500)	10.29
Forfeited	-
Nonvested at June 30, 2006	440,000	$7.45

11. SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our traditional financing business unit and technology sales business unit. The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The technology sales business unit sells information technology (“IT”) equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply-chain-management solutions for information technology and other operating resources. We evaluate segment performance on the basis of segment net earnings.

Both segments utilize our proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit.  Income relative to services generated by our proprietary software and services is included in the financing business unit.

The accounting policies of the segments are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Corporate overhead expenses are allocated on the basis of employee headcount. Certain items have been reclassified for the three months ended June 30, 2005 to conform to the three months ended June 30, 2006 presentation.  Amounts are presented in thousands.

	Financing Business Unit	Technology Sales Business Unit	Total

Three months ended June 30, 2005 (as restated)
Sales of product and services	$703	$134,167	$134,870
Lease revenues	11,294	-	11,294
Fee and other income	486	3,154	3,640
Total revenues	12,483	137,321	149,804
Cost of sales	753	121,354	122,107
Direct lease costs	3,777	-	3,777
Selling, general and administrative expenses	5,106	15,091	20,197
Segment earnings	2,847	876	3,723
Interest and financing costs	1,496	42	1,538
Earnings before income taxes	$1,351	$834	$2,185
Assets	$258,129	$105,621	$363,750

Three months ended June 30, 2006
Sales of product and services	$920	$174,573	$175,493
Lease revenues	11,332	-	11,332
Fee and other income	208	2,637	2,845
Total revenues	12,460	177,210	189,670
Cost of sales	659	155,703	156,362
Direct lease costs	5,024	-	5,024
Selling, general and administrative expenses	4,576	18,369	22,945
Segment earnings	2,201	3,138	5,339
Interest and financing costs	1,960	35	1,995
Earnings before income taxes	$241	$3,103	$3,344
Assets	$275,197	$143,175	$418,372

Included in the Financing Business Unit above are inter-segment accounts payable of $143 thousand and $2,064 thousand for the three months ended June 30, 2005 and 2006, respectively.  Included in the Technology Sales Business Unit above are inter-segment accounts receivable of $143 thousand and $2,064 thousand for the three months ended June 30, 2005 and 2006, respectively.

12. SUBSEQUENT EVENT

Effective at the opening of business on July 20, 2007, our common stock was delisted from The Nasdaq Global Market due to non-compliance with financial statement reporting requirements. Specifically, in determining to delist our common stock, Nasdaq cited the delay of more than one year from the final due date for the filing of our fiscal year 2006 Annual Report on Form 10-K with the SEC.  Although we filed our fiscal year 2006 Form 10-K with the SEC on August 16, 2007, the following requisite periodic reports must also be filed with the SEC in order for us to be eligible to be relisted on Nasdaq: this Form 10-Q; the Forms 10-Q for the quarters ended September 30, 2006 and December 31, 2006; the fiscal year 2007 Form 10-K; and the Form 10-Q for the quarter ended June 30, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, and our Annual Report on Form 10-K for the year ended March 31, 2006.  Operating results for interim periods are not necessarily indicative of results for an entire year.

Results of Audit Committee Review; Restatement of Consolidated Financial Statements

In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, we have restated our Condensed Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2005 for the effects of errors discussed in Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q affected by the restatement will not be amended.  Accordingly, previously issued financial statements and related reports of our independent registered public accounting firm should not be relied on.

Our decision to restate the previously issued Condensed Consolidated Financial Statements for the effects of errors in accounting for stock options was based on the findings of the Audit Committee Investigation of our historical stock option granting practices and related accounting.  See our Annual Report on Form 10-K for the year ended March 31, 2006 for further discussion.

Cautionary Language About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “will,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on our behalf. Any such statement speaks only as of the date the statement was made. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below.

Although we have been offering IT financing since 1990 and direct marketing of IT products since 1997, our comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software—has been available since 2002. Consequently, we may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by companies providing new and/or bundled solutions in an evolving market. Some of these challenges relate to our ability to:

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

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “—Results of Operations” sections contained elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the SEC.

Discussion and Analysis Overview

The following discussion and analysis of our results of operations and financial condition gives effect to the restatement discussed in Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements and should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes included elsewhere in this report.

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

We currently derive the majority of our revenue from sales and financing of information technology and other assets. We have expanded our product and service offerings under our comprehensive set of solutions which represent the continued evolution of our original implementation of our e-commerce products entitled ePlusSuite. The expansion to our bundled solution is a framework that combines our IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

We expect to expand or open new sales locations and hire additional staff for specific targeted market areas in the near future whenever we can find both experienced personnel and qualified geographic areas.

As a result of our acquisitions and expansion of sales locations, our historical results of operations and financial position may not be indicative of our future performance over time.

Critical Accounting Policies

SALES OF PRODUCT AND SERVICES. We adhere to guidelines and principles of sales recognition described in SAB No. 104, “Revenue Recognition,” issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Using these tests, the vast majority of our sales represent product sales recognized upon delivery; however, we make an adjustment for our sales that have FOB Shipping Point terms.

From time to time, in the sales of product and services, we may enter into contracts that contain multiple elements. Sales of services currently represent a small percentage of our sales.  For services that are performed in conjunction with product sales and are completed in our facilities prior to shipment of the product, sales for both the product and services are recognized upon shipment. Sales of services that are performed at customer locations are recorded as sales of product or services when the services are performed. If the service is performed at a customer location in conjunction with a product sale or other service sale, we recognize the sale in accordance with SAB No. 104 and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, in an arrangement with multiple deliverables, we recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the client on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

We sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and FASB Technical Bulletin 90.1, “Accounting for Separately Priced Extended Warranty and Product Contracts.”  We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no cost of sales.

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

SOFTWARE SALES AND RELATED COSTS.  Revenue from hosting arrangements is recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.”  Our hosting arrangements do not contain a contractual right to take possession of the software.  Therefore, our hosting arrangements are not in the scope of SOP 97-2, “Software Revenue Recognition,” and require that allocation of the portion of the fee allocated to the hosting elements be recognized as the service is provided.  Currently, the majority of our software revenue is generated through hosting agreements and is included in fee and other income on our Condensed Consolidated Statements of Operations.

Revenue from sales of our software is recognized in accordance with SOP 97-2, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” We recognize revenue when all the following criteria exist: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) no significant obligations by us related to services essential to the functionality of the software remain with regard to implementation; (4) the sales price is determinable; and (5) and it is probable that collection will occur.  Revenue from sales of our software is included in fee and other income on our Condensed Consolidated Statements of Operations.

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

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and Internet-based support, updates and bug fixes.  Maintenance revenue is recognized ratably over the term of the maintenance contract (usually one year) on a straight-line basis and is included in fee and other income on our Condensed Consolidated Statements of Operations.

When consulting qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed.  Consulting revenues under fixed-price contracts are generally recognized using the percentage-of-completion method.  If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.  Consulting revenues are classified as fee and other income on our Condensed Consolidated Statements of Operations.

Training services include on-site training, classroom training and computer-based training and assessment.  Training revenue is recognized as the related training services are provided and is included in fee and other income on our Condensed Consolidated Statements of Operations.

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

We seek to realize the estimated residual value at lease termination mainly through (1) renewal or extension of the original lease; (2) the sale of the equipment either to the lessee or on the secondary market; or (3) lease of the equipment to a new customer. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or if the equipment is sold on the secondary market, in sales of product and services and cost of sales, product and services when title is transferred to the buyer.

INITIAL DIRECT COSTS. Initial direct costs related to the origination of direct financing or operating leases are capitalized and recorded as part of the net investment in direct financing leases, or net operating lease equipment, and are amortized over the lease term.

OTHER SOURCES OF REVENUE.  Amounts charged for hosting arrangements in which the customer accesses the programs from an ePlus-hosted site and does not have possession of the software, and for Procure+, our procurement software package, are recognized as services are rendered. Amounts charged for Manage+, our asset management software service, are recognized on a straight-line basis over the period the services are provided. In addition, other sources of revenue are derived from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers in the IT reseller business unit; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income. These revenues are included in fee and other income on our Condensed Consolidated Statements of Operations.

RESERVES FOR CREDIT LOSSES. The reserves for credit losses are maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis). Our allowance also includes consideration of uncollectible vendor receivables which arise from vendor rebate programs and other promotions.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. We have capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in the accompanying Condensed Consolidated Balance Sheets as a component of property and equipment—net. Capitalized costs, net of amortization, totaled $0.6 million as of March 31, 2006 and June 30, 2006.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying Condensed Consolidated Balance Sheets as a component of other assets.  We had $1.0 million and $0.9 million of capitalized costs, net of amortization, as of March 31, 2006 and June 30, 2006, respectively.

SHARE-BASED PAYMENT. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We are required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the annual fiscal reporting period that begins after June 15, 2005. We have analyzed the impact of SFAS No. 123R and have adopted SFAS No. 123R as of April 1, 2006. We are using the modified-prospective and the straight-line method. As described in Note 2, “Restatement of Consolidated Financial Statements” to the Unaudited Condensed Consolidated Financial Statements, we are restating prior fiscal periods within this Form 10-Q principally to reflect additional non-cash stock-based compensation expense relating to adjustments arising from the determinations of our Audit Committee in its review relating to our historical statements.

Results of Operations — Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues. We generated total revenues during the three months ended June 30, 2006 of  $189.7 million compared to revenues of $149.8 million during the three months ended June 30, 2005, an increase of 26.6%. The increase is primarily the result of increased sales of product and services. Our revenues are composed of sales of product and services, lease revenues, and fee and other income, and may vary considerably from period to period.

Sales of product and services increased 30.1% to $175.5 million for the three months ended June 30, 2006 compared to $134.9 million generated during the three months ended June 30, 2005 and represented 92.5% and 90.0% of total revenue respectively. The increase was a result of higher sales within our technology sales business unit subsidiaries primarily due to organic growth within our existing customer base.

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

A substantial portion of our sales of product and services is from sales of Hewlett Packard and CISCO products, which represented approximately 23.8% and 27.0% of sales, respectively, for the three months ended June 30, 2006, and represented approximately 27.9% and 25.1% of sales, respectively, for the three months ended June 30, 2005.

Included in the sales of product and services in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment.  Our service engagements are generally governed by Statements of Work and/or Master Service Agreements.  They are primarily fixed fee, however, some agreements are time and materials or estimates.  We realized a gross margin on sales of product and services of 10.9% and 9.5% during the three months ended June 30, 2006 and June 30, 2005, respectively. Our gross margin on sales of product and services is affected by the mix and volume of products sold and competitive pressure in the marketplace.

Lease revenues increased 0.3% to $11.3 million for the three months ended June 30, 2006 over the three months ended June 30, 2005.  Our net investment in leased assets was $212.2 million as of June 30, 2006, an 8.0% increase from $196.4 million as of June 30, 2005. The increase in lease revenue is predominately due to an increase in our operating lease portfolio.

For the three months ended June 30, 2006, fee and other income was $2.8 million, a decrease of 21.8% over the three months ended June 30, 2005. The decrease in fee and other income is partly attributable to the completion of certain professional service contracts predominately consulting, programming, hosting and procurement services provided by our technology business unit.  Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contain earnings from certain transactions which are in our normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Costs and Expenses.  For the three months ended June 30, 2006, cost of sales, product and services increased 28.1% to $156.4 million as compared to $122.1 million for the three months ended June 30, 2005. The increase corresponds to the increase in sales of product and services of 30.1% from the quarter ended June 30, 2005 to the quarter ended June 30, 2006, primarily due to an increase in sales from our technology sales business unit.

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

Direct lease costs increased 33.0% during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The largest component of direct lease costs is depreciation expense for operating leased equipment. Our investment in operating leases increased 25.7% as of June 30, 2006 as compared to June 30, 2005.

Professional and other fees for the three months ended June 30, 2006 increased 35.8% as compared to the three months ended June 30, 2005, primarily due to increased expenses of $0.2 million for litigation related to the bankruptcy of Cyberco Holdings, Inc. and the related non-bankruptcy lawsuit filed with BoA as discussed in Part II, Item 1, “Legal Proceedings.”  In addition, we incurred additional expenses of $0.2 million related to our review of accounting guidance regarding stock option grants since our IPO in 1996 and the resulting impact.

Salaries and benefits expenses increased 17.0% during the three months ended June 30, 2006 over the three months ended June 30, 2005. These increases are due in part to an increase in benefit costs and an increase in the average number of employees. We employed 697 people as of June 30, 2006, as compared to 651 people as of June 30, 2005.

General and administrative expenses decreased 2.4% to $4.4 million during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.  The decrease is due to a slight reduction in depreciation and amortization expense relating to property and equipment and increased efficiency in spending controls to enhance productivity and profits.

Interest and financing costs increased 29.8% to $2.0 million during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This is primarily due to an increasing non-recourse debt portfolio and increasing debt rates on new financings.  Non-recourse notes payable increased 4.8% to $134.1 million as of June 30, 2006 as compared to March 31, 2006.

Provision for Income Taxes.  Provision for income taxes increased $0.5 million to $1.4 million during the three months ended June 30, 2006 from $0.9 million during the three months ended June 30, 2005, primarily due to higher earnings.  Our effective income tax rates for the three months ended June 30, 2006 and 2005 were 41.6% and 40.5%, respectively.

Net Earnings. The foregoing resulted in a 50.3% increase in net earnings for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Basic and fully diluted earnings per common share were $0.24 and $0.22, respectively, for the three months ended June 30, 2006, as compared to $0.15 and $0.14, respectively, for the three months ended June 30, 2005. Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2006 were 8,207,369 and 8,723,439, respectively. For the three months ended June 30, 2005, the basic and diluted weighted average common shares outstanding were 8,545,744 and 9,078,604, respectively.  The number of common shares outstanding decreased due to our repurchases of our common stock.

Liquidity and Capital Resources

During the three months ended June 30, 2006, we used cash flows from operations of $36.5 million and used cash flows from investing activities of $4.8 million. Cash flows provided by financing activities amounted to $43.1 million during the same period. The effect of exchange rate changes during the period provided cash flows of $0.1 million. The net effect of these cash flows was a net increase in cash and cash equivalents of $1.9 million during the three months ended June 30, 2006. During the same period, our total assets increased $44.4 million, or 11.9%, primarily as the result of increases in our accounts receivable and inventory.  The increase in inventory is due to orders from clients that required staging and rollout schedules that delayed shipment and an increase in inventory in transit that have FOB shipping point terms.  The increase in accounts receivable of $26.7 million as of June 30, 2006 as compared to March 31, 2006 is due to a 21.8% increase in total sales during the same period.  Our cash and cash equivalents balance as of June 30, 2006 was $22.6 million as compared to $20.7 million as of March 31, 2006.

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchased for lease to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. Each transaction is specifically approved and done solely at the lender’s discretion.  During the three months ended June 30, 2006, our lease-related non-recourse debt portfolio increased 4.8% to $134.1 million as compared to March 31, 2006.

Whenever possible and desirable, we arrange for equity investment financing which includes selling assets, including the residual portions, to third parties and financing the equity investment on a non-recourse basis. We generally retain customer control and operational services, and have minimal residual risk. We usually preserve the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed to return on their investment.

Accounts payable—equipment represents equipment costs that have been placed on a lease schedule, but for which we have not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of June 30, 2006, we had $8.5 million of unpaid equipment cost, as compared to $7.7 million as of March 31, 2006.

Accounts payable—trade increased 16.3% to $22.4 million as of June 30, 2006 from $19.2 million as of March 31, 2006.  This increase is primarily related to an increase in sales of product and services and, consequently, an increase in cost of goods sold, product and services from our technology business unit.

Accounts payable—floor plan increased 42.3% to $66.5 million as of June 30, 2006 from $46.7 million as of March 31, 2006. This increase is primarily due to a rise in sales of product and services from our technology business unit that we transacted through our floor plan facility with GECDF.

Accrued expenses and other liabilities includes deferred income and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of June 30, 2006, we had $36.9 million of accrued expenses and other liabilities as compared to $33.3 million as of March 31, 2006, an increase of 10.6%.

Based on past performance and current expectations, we believe that our cash and cash equivalents, available borrowings based on continued compliance and/or waivers under our credit facilities, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, commitments, acquisitions and other liquidity requirements associated with our existing operations through at least the next 12 months.

Credit Facility — Leasing Business

Working capital for our leasing business is provided through a credit facility which is currently contractually scheduled to expire on July 10, 2009. On September 26, 2005, we terminated our $45 million credit facility and simultaneously entered into a new $35 million credit facility.  Participating in this facility are Branch Banking and Trust Company ($15 million) and National City Bank ($20 million) as agents. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to us and is secured by a blanket lien against all of our assets such as chattel paper (including leases), receivables, inventory and equipment and the common stock of all wholly-owned subsidiaries.

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company. Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin.  The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%.  The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of June 30, 2006, we had an outstanding balance of $15.0 million on the facility, as recorded in recourse notes payable on our Condensed Consolidated Balance Sheets.

In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.  The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets.  Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated.  The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales.  We were in compliance with or had received amendments extending these covenants as of June 30, 2006.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: (a) annual Audited Financial Statements for the year ended March 31, 2007; (b) “Projections” for our fiscal year ended March 31, 2008; and (c) quarterly Unaudited Financial Statements for the quarters ended June 30, 2006, September 30, 2006, December 31, 2006 and June 30, 2007.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a Third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007 and a Ninth Amendment dated August 22, 2007.  As a result of the amendments, the agents agreed, inter alia, to extend the delivery date requirements of the documents above through November 30, 2007.

We believe we will receive additional extensions from our lender, if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents.  However, we cannot guarantee that we will receive additional extensions.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  As of June 30, 2006, the facility had an aggregate limit of the two components of $100.0 million as a result of a June 29, 2006 amendment that temporarily increased the aggregate limit during the period from June 26, 2006 through September 21, 2006.  Effective June 20, 2007, the facility with GECDF was again amended to temporarily increase the total credit facility limit to $100.0 million during the period from June 19, 2007 through August 15, 2007.  On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007.  Other than during the temporary increase periods described above, the total credit facility limit is $85.0 million.  The accounts receivable component has a sub-limit of $30.0 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with these covenants as of June 30, 2006.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc.  The guaranty requires ePlus inc. deliver its annual audited financial statements by a certain date.  We have not delivered the annual audited financial statements for the year ended March 31, 2007, however, GECDF has extended the delivery date to provide the financial statements through September 30, 2007.  We believe we will receive additional extensions from our lender, if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents.  However, we cannot guarantee that we will receive additional extensions. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products is financed through a floor plan component in which interest expense for the first thirty- to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our Condensed Consolidated Balance Sheets, as they are normally repaid within the thirty- to forty-five day time frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the thirty- to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances were as follows (in thousands):

Maximum Credit Limit at March 31, 2006	Balance as of March 31, 2006	Maximum Credit Limit at June 30, 2006	Balance as of June 30, 2006
$75,000	$46,689	$100,000	$66,455

Accounts Receivable Component

Included within the floor plan component, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit.  On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility.  The balance on the accounts receivable component is then reduced by payments from our customers into a lockbox and our available cash.  The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Condensed Consolidated Balance Sheets.

The respective accounts receivable component credit limits and actual outstanding balances were as follows (in thousands):

Maximum Credit Limit at March 31, 2006	Balance as of March 31, 2006	Maximum Credit Limit at June 30, 2006	Balance as of June 30, 2006
$20,000	$0	$30,000	$0

Performance Guarantees

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds.  In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.  We are in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our Condensed Consolidated Statements of Operations.

Potential Fluctuations in Quarterly Operating Results

Our future quarterly operating results and the market price of our common stock may fluctuate. In the event our revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing and financing companies, IT reseller, software competitor, major customers or vendors of ours.

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, timing and mix of specific transactions and other factors. See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.  Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities, which are subject to fluctuations in interest rates.  These instruments, which are denominated in U.S. Dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the National City Bank and GECDF facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows.  Borrowings under the National City facility bear interest at a market-based variable rate, based on a rate selected by us and determined at the time of borrowing.   Borrowings under the GECDF facility bear interest at a market-based variable rate.  Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of June 30, 2006, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

Disclosure Controls and Procedures

Management, under the supervision and with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, which included the findings of our Audit Committee as part of its review of our historical stock option granting practices and the adjustments to our Condensed Consolidated Financial Statements resulting from that review and classification errors in our Condensed Consolidated Statements of Cash Flows, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2006 were not effective at the reasonable assurance level due to the existence of material weaknesses in our internal control over financial reporting. Specifically, we did not maintain effective controls over the determination of the accounting measurement dates for our granting of stock option awards, modifications of stock options awards and the classification of certain cash flows.

To address these control weaknesses, we performed additional analysis and other procedures in order to prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP.

Restatement for Stock Option Grants

In making this determination, we concluded that our controls over the application of accounting policies related to the determination of the measurement date of stock options were ineffective to ensure that these policies complied with U.S. GAAP. Specifically, the deficiency in our controls over the application of our stock option accounting policies failed to identify errors in our financial statements, which resulted in adjustments to our Condensed Consolidated Financial Statements. A detailed discussion of the correction of these errors and the impact of the adjustment to our Consolidated Financial Statements is included in the “Explanatory Note” immediately preceding Part I, “Financial Information” in this Form 10-Q and in Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements.

Management is committed to remediation of the control deficiencies that constitute the material weaknesses described above by implementing changes to our internal control over financial reporting. For stock option grants, management has implemented improvements in our internal control over financial reporting suggested as a result of the Audit Committee Investigation into stock option granting practices, with the exception of adopting a new Long-Term Incentive Plan, which we plan to present to stockholders in our next proxy statement. In addition, management has established procedures to consider the ongoing effectiveness of both the design and operation of our internal control over financial reporting.

We have implemented a number of significant changes and improvements in our internal control over financial reporting since June 30, 2006. Based on the Stock Option Grant Policy and Procedure Recommendations adopted by our Board, our CEO and CFO have taken the responsibility to implement changes and improvements in our internal control over financial reporting and remediate the control deficiencies that gave rise to the material weaknesses. Specifically, these changes include:

•
We now require that all option grants be effective and priced as of the date approved or at a predetermined date certain in the future, in accordance with the applicable plan and the terms of the grant.

•	The Stock Incentive Committee (“SIC”) was discontinued and all decisions regarding stock options will be made by the Compensation Committee or the full Board.

•	Each option grant shall be approved at an in-person or telephonic meeting of the Compensation Committee or full Board. Option grants shall not be approved by unanimous written consent.

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

Restatement of Condensed Consolidated Statements of Cash Flows

In addition, we concluded that our controls over the application of accounting policies related to preparing our Condensed Consolidated Statements of Cash Flows were ineffective to ensure that these policies complied with U.S. GAAP. Specifically, the deficiency in our controls over the preparation of our Condensed Consolidated Statements of Cash Flows failed to identify errors in our financial statements, which resulted in adjustments to our Condensed Consolidated Financial Statements. A detailed discussion of the correction of these errors and the impact of the adjustment to our Consolidated Financial Statements is included in the “Explanatory Note” immediately preceding Part I, “Financial Information” in this Form 10-Q.

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

We have now determined that when an unaffiliated finance company remits payments to our suppliers on our behalf, we should show this transaction as a financing cash inflow and an operating cash outflow.  In addition, when we repay the financing company, we should present this transaction as a financing cash outflow. As a result, we have restated the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2005 to correct this error.

The restatement also includes a separate line item on the Condensed Consolidated Balance Sheets for the accounts payable related to our floor plan financing agreements which had previously been included in accounts payable—trade and a restatement of payments made by our floor plan facility to our suppliers from cash flows provided by operating activities to cash flows provided by financing activities.

Also, payments made by our lessees directly to third-party, non-recourse lenders were previously reported on our Condensed Consolidated Statements of Cash Flows as repayments of non-recourse debt in the financing section and a decrease in our investment in leases and leased equipment—net in the operating section. As these payments were not received or disbursed by us, management determined that these amounts should not be shown as cash used in financing activities and cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.  Rather, these payments are now disclosed as a non-cash financing activity on our Condensed Consolidated Statements of Cash Flows.

In addition, certain corrections were made for errors noted on our Condensed Consolidated Statements of Cash Flows between the line items reserves for credit losses and changes in accounts receivable, both of which are in the operating section.  See the impact of corrections in Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this document.

We have discussed the accounting restatements described above with the Audit Committee of the Board. We are working with the Audit Committee to identify and implement corrective actions, where required, to improve the effectiveness of our internal control over financial reporting and to remediate the control deficiencies that gave rise to the material weakness.  Specifically, these changes include enhancements of systems, accounting and review procedures and communications among our staff.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Cyberco Related Matters

We have been involved in several matters described below, arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”).  Two of the lawsuits arising from this matter have been resolved.  The Cyberco principals were perpetrating a scam, which victimized several dozen leasing and lending institutions. Five Cyberco principals have pled guilty to criminal conspiracy and/or related charges including bank fraud, mail fraud and money laundering.   Cyberco, related affiliates, and at least one principal are in Chapter 7 bankruptcy. No future payments are expected from Cyberco, and at this time, the bankruptcy estate is anticipated to have insignificant funds.

In a bankruptcy adversarial complaint filed on December 7, 2006 in the United States Bankruptcy Court for the Western District of Michigan, the bankruptcy trustee filed a claim against ePlus Group, inc. seeking payments of approximately $775,000 as alleged preferential transfers.  We retained none of those payments, and instead forwarded them to the appropriate assignees of the underlying sales. Of the $775,000 in payments, approximately $200,000 was forwarded to Banc of America Leasing and Capital, LLC (“BoA”) and the remainder was forwarded to GMAC Commercial Finance, LLC (“GMAC”).  Subsequent to its filing suit against us, the trustee added BoA and GMAC as defendants.  We intend to vigorously defend these claims.

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

In addition, BoA filed a lawsuit against ePlus inc. on November 3, 2006 in the Circuit Court for Fairfax County, Virginia, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group, inc.’s obligations to BoA relating to the Cyberco transaction.  ePlus Group has already paid to BoA the judgment in the Fairfax County lawsuit referenced above. The suit seeks attorneys' fees BoA incurred in ePlus' appeal of BoA's suit against ePlus Group referenced above, expenses that may be incurred in a bankruptcy adversary proceeding relating to Cyberco, attorneys' fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and any other costs or fees relating to any of the described matters. The trial is scheduled to begin November 20, 2007. We are vigorously defending the suit.  We cannot predict the outcome of this suit.

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

Other Matters

On January 18, 2007 a stockholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia.  The complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus.  The complaint alleges violations of federal securities law and state law claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment.   The Amended Complaint seeks monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys' fees. We are currently preparing a response to the plaintiff’s amended complaint.

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

Item 1A.  Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal quarter ended June 30, 2006:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2006 through April 30, 2006	62,400	$14.32	62,400	688,704	(2)
May 1, 2006 through May 31, 2006	122,900	$13.69	122,900	599,104	(3)
June 1, 2006 through June 30, 2006	23,700	$13.64	23,700	603,904	(4)

(1)	All shares acquired were in open-market purchases.
(2)
The share purchase authorization in place for  the month ended April 30, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000).  As of April 30, 2006, the remaining authorized dollar amount to purchase shares was $9,862,236 and, based on April's average price per share of $14.320, the maximum number of shares that may yet be purchased is 688,704.

(3)
The share purchase authorization in place for the month ended May 31, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000).  As of May 31, 2006, the remaining authorized dollar amount to purchase shares was $8,179,568 and, based on May's average price per share of $13.653, the maximum number of shares that may yet be purchased is 599,104.

(4)
The share purchase authorization in place for the month ended June 30, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000).  As of June 30, 2006, the remaining authorized dollar amount to purchase shares was $7,856,187 and, based on June's average price per share of $13.009, the maximum number of shares that may yet be purchased is 603,904.

On November 17, 2004, a stock purchase program was authorized by our Board.  This program authorized the repurchase of up to 3,000,000 shares of our outstanding common stock over a period of time ending no later than November 17, 2005 and was limited to a cumulative purchase amount of $7.5 million.  On March 2, 2005, our Board approved an increase, from $7.5 million to $12.5 million, for the maximum total cost of shares that could be purchased. On November 18, 2005 our Board authorized a new stock repurchase program for the repurchase of up to 3,000,000 shares of our outstanding common stock, over a twelve-month period ending November 17, 2006, with a cumulative purchase limit of $12.5 million.

During the three months ended June 30, 2006, we repurchased 209,000 shares of our outstanding common stock for $2.9 million, whereas during the three months ended June 30, 2005, we repurchased 55,000 shares for $0.6 million. Since the inception of our initial repurchase program on September 20, 2001, and as of June 30, 2006, we had repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total of $32.9 million.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: September 20, 2007	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer

Date: September 20, 2007	/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini, Chief Financial Officer