Form 10-Q
period 2006-09-30
EPLUS INC
filed 2007-10-09
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ __ ] No [ X_ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule
12b-2 of the Exchange Act.
Large accelerated filer [____]     Accelerated filer [____]     Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes [ ___] No [ X ]

The number of shares of common stock outstanding as of August 31, 2007, was 8,231,741.

ePlus inc. and Subsidiaries

i

Explanatory Note

This Quarterly Report on Form 10-Q contains the restatement of our Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended September 30, 2005 for the effects of errors in accounting for stock options and other items.  See Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this document.  For further discussion of the effects of the restatement, see the following sections of our Annual Report on Form 10-K for the year ended March 31, 2006: Explanatory Note; Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition; Item 9A. Controls and Procedures; and Note 2 to our Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)	As of	As of
	March 31, 2006	September 30, 2006
ASSETS	(in thousands)

Cash and cash equivalents	$20,697	$23,681
Accounts receivable—net	103,060	138,974
Notes receivable	330	293
Inventories	2,292	10,303
Investment in leases and leased equipment—net	205,774	223,178
Property and equipment—net	5,629	4,957
Other assets	10,038	16,577
Goodwill	26,125	26,125
TOTAL ASSETS	$373,945	$444,088

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable—equipment	$7,733	$9,197
Accounts payable—trade	19,235	25,227
Accounts payable—floor plan	46,689	57,155
Salaries and commissions payable	4,124	4,511
Accrued expenses and other liabilities	33,346	37,792
Income taxes payable	104	1,321
Recourse notes payable	6,000	16,700
Nonrecourse notes payable	127,973	160,495
Deferred tax liability	165	165
Total Liabilities	245,369	312, 563

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;
11,037,213 issued and 8,267,223 outstanding at March 31, 2006
and 11,210,731 issued and 8,231,741 outstanding at September 30,2006	110	112
Additional paid-in capital	72,811	75,505
Treasury stock, at cost, 2,769,990 and 2,978,990 shares, respectively	(29,984)	(32,884)
Deferred compensation expense	(25)	-
Retained earnings	85,377	88,420
Accumulated other comprehensive income—
foreign currency translation adjustment	287	372
Total Stockholders' Equity	128,576	131,525
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,945	$444,088

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	September 30,
	2005	2006
REVENUES	As Restated (1)
	(dollar amounts in thousands, except per share data)

Sales of product and services	$159,409	$180,313
Sales of leased equipment	-	1,819
	159,409	182,132

Lease revenues	11,916	13,522
Fee and other income	2,918	3,094
	14,834	16,616

TOTAL REVENUES	174,243	198,748

COSTS AND EXPENSES

Cost of sales, product and services	143,742	160,596
Cost of sales, leased equipment	-	1,775
	143,742	162,371

Direct lease costs	3,798	5,572
Professional and other fees	1,776	4,764
Salaries and benefits	15,288	17,723
General and administrative expenses	4,975	4,385
Interest and financing costs	1,717	2,665
	27,554	35,109

TOTAL COSTS AND EXPENSES (2)	171,296	197,480

EARNINGS BEFORE PROVISION FOR INCOME TAXES	2,947	1,268

PROVISION FOR INCOME TAXES	1,198	290

NET EARNINGS	$1,749	$978

NET EARNINGS PER COMMON SHARE—BASIC	$0.21	$0.12
NET EARNINGS PER COMMON SHARE—DILUTED	$0.19	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,474,301	8,228,823
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	9,071,470	8,424,903

(1) See Note 2, "Restatement of Consolidated Financial Statements."
(2) Includes amounts to related parties of $219 thousand and $238 thousand for the three months ended September 30, 2005 and September 30, 2006, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six Months Ended
	September 30,
	2005	2006
	As Restated (1)
REVENUES	(dollar amounts in thousands, except per share data)

Sales of product and services	$294,278	$355,646
Sales of leased equipment	-	1,819
	294,278	357,465

Lease revenues	23,211	24,853
Fee and other income	6,558	5,940
	29,769	30,793

TOTAL REVENUES	324,047	388,258

COSTS AND EXPENSES

Cost of sales, product and services	265,830	316,625
Cost of sales, leased equipment	-	1,775
	265,830	318,400

Direct lease costs	7,594	10,596
Professional and other fees	2,724	6,050
Salaries and benefits	30,077	34,965
General and administrative expenses	9,437	8,871
Interest and financing costs	3,254	4,653
	53,086	65,135

TOTAL COSTS AND EXPENSES (2)	318,916	383,535

EARNINGS BEFORE PROVISION FOR INCOME TAXES	5,131	4,723

PROVISION FOR INCOME TAXES	2,082	1,681

NET EARNINGS	$3,049	$3,042

NET EARNINGS PER COMMON SHARE—BASIC	$0.36	$0.37
NET EARNINGS PER COMMON SHARE—DILUTED	$0.34	$0.35

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,509,827	8,218,154
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	9,071,092	8,586,866

(1) See Note 2, "Restatement of Consolidated Financial Statements."
(2) Includes amounts to related parties of $439 thousand and $472 thousand for the six months ended September 30, 2005 and September 30, 2006, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	September 30,
	2005	2006
	As Restated (1)
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$3,049	$3,042
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	8,035	10,406
Write-off of non-recourse debt	(209)	-
Reserve for credit losses	80	638
Provision for inventory losses	-	18
Impact of stock-based compensation	167	510
Excess tax benefit from exercise of stock options	-	(95)
Tax benefit of stock options exercised	18	308
Deferred taxes	(327)	-
Payments from lessees directly to lenders—operating leases	(2,594)	(5,009)
Loss on disposal of property and equipment	67	25
Gain on disposal of operating lease equipment	(224)	(394)
Excess increase in cash value of officers life insurance	-	(36)
Changes in:
Accounts receivable—net	(28,143)	(36,617)
Notes receivable	28	37
Inventories	(1,788)	(8,028)
Investment in leases and leased equipment—net	(18,267)	(28,227)
Other assets	(83)	(6,365)
Accounts payable—equipment	1,814	1,081
Accounts payable—trade	1,818	6,188
Salaries and commissions payable, accrued expenses
and other liabilities	(15,763)	6,050
Net cash used in operating activities	(52,322)	(56,468)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	685	845
Purchases of operating lease equipment	(17,846)	(15,104)
Proceeds from sale of property and equipment	44	2
Purchases of property and equipment	(1,178)	(942)
Premiums paid on officers life insurance	-	(137)
Net cash used in investing activities	(18,295)	(15,336)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)
	Six Months Ended
	September 30,
	2005	2006
	As Restated (1)
	(in thousands)
Cash Flows From Financing Activities:
Borrowings:
Nonrecourse	$40,305	$67,782
Repayments:
Nonrecourse	(17,084)	(13,343)
Purchase of treasury stock	(2,076)	(2,900)
Proceeds from issuance of capital stock, net of expenses	109	1,903
Excess tax benefit from exercise of stock options	-	95
Net borrowings on floor-planning facility	5,241	10,466
Net borrowings on lines of credit	21,044	10,700
Net cash provided by financing activities	47,539	74,703

Effect of Exchange Rate Changes on Cash	101	85

Net (Decrease) Increase in Cash and Cash Equivalents	(22,977)	2,984

Cash and Cash Equivalents, Beginning of Period	38,852	20,697

Cash and Cash Equivalents, End of Period	$15,875	$23,681

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,305	$1,222
Cash paid for income taxes	$1,588	$294

Schedule of Noncash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$207	$123
Payments from lessees directly to lenders	$12,848	$21,917

(1) See Note 2, "Restatement of Consolidated Financial Statements."
See Notes To Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of ePlus inc. and subsidiaries and Notes thereto included herein are unaudited and have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were of a normal recurring nature.

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

From time to time, in the sales of product and services, we may enter into contracts that contain multiple elements. Sales of services currently represents less than 10% of our sales.  For services that are performed in conjunction with product sales and are completed in our facilities prior to shipment of the product, sales for both the product and services are recognized upon shipment. Sales of services that are performed at customer locations are recorded as sales of product or services on the accompanying Statement of Operations when the services are performed. If the service is performed at a customer location in conjunction with a product sale or other service sale, we recognize the sale in accordance with SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, in an arrangement with multiple deliverables, we recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the client on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

We sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.”  We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services on the accompanying Statement of Operations. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no cost of sales.

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

RESERVES FOR CREDIT LOSSES — The reserve for credit losses (the “reserve”) is maintained at a level believed by management to be adequate to absorb losses inherent in our lease and accounts receivable portfolio. Management’s determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer’s financial condition, the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis).

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Approximately $98 thousand and $399 thousand of internal use software were capitalized for the six months ended September 30, 2006 and 2005,  respectively, which is included in the accompanying Condensed Consolidated Balance Sheets as a component of property and equipment.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time, costs are capitalized until the product is made available for release to customers. For the six months ended September 30, 2006 and 2005, costs of $59 thousand and $26 thousand were capitalized for software to be made available to customers.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates fair value due to their short maturities. The carrying amount of our non-recourse and recourse notes payable approximates its fair value. We determined the fair value of notes payable by applying the average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments. The estimated fair value of our recourse and non-recourse notes payable at September 31, 2006 and 2005 was $177,638,963 and $152,161,962, compared to a carrying amount of $177,194,735 and $152,311,053, respectively.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the six months ended September 30, 2006 and 2005, accumulated other comprehensive income increased $85.4 thousand and $100.9 thousand, respectively, resulting in total comprehensive income of $2.7 million and $3.1 million, respectively.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,509,827 for the six months ended September 30, 2005 and 8,218,154 for the six months ended September 30, 2006. Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 9,071,092 for the six months ended September 30, 2005, and 8,586,866 for the six months ended September 30, 2006.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.  Both basic and diluted EPS and weighted average shares outstanding for the three and six months ended September 30, 2005 have been restated for changes in measurement dates resulting from the Audit Committee Investigation (as defined in Note 2, “Restatement of Consolidated Financial Statements”).

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

On April 1, 2006, we adopted SFAS No. 123R and elected the modified-prospective transition method. Under the modified-prospective method, we must recognize compensation expense for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption.  We have recognized compensation expense equal to the fair values for the unvested portion of share-based awards at April 1, 2006 over the remaining period of service, as well as compensation expense for those share-based awards granted or modified on or after April 1, 2006 over the vesting period based on the grant-date fair values using the straight-line method. For those awards granted prior to the date of adoption, compensation expense is recognized on an accelerated basis based on the grant-date fair value amount as calculated for pro forma purposes under SFAS No. 123.

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As a result of the errors discussed below, we have restated our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005 and our Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005 including related disclosures.

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

We determined revised measurement dates for those option grants with incorrect measurement dates and recorded stock-based compensation expense to the extent that the fair market value of our stock on the revised measurement date exceeded the exercise price of the stock option, in accordance with APB 25 and related FASB interpretations. Additionally, we restated both basic and diluted weighted average shares outstanding for changes in measurement dates resulting from the Investigation which also resulted in a change in the assumptions utilized in the Black-Scholes option pricing model for the six months ended September 30, 2005. The combination of recording stock-based compensation expense and restating our weighted average shares outstanding has resulted in restated basic and diluted EPS.

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

Summary of the Restatement — Other Items

In addition to the stock option errors described above, we have also restated our Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005 for the following reasons:

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

We have now determined that when an unaffiliated finance company remits payments to our suppliers on our behalf, we should show this transaction as a financing cash inflow and an operating cash outflow.  In addition, when we repay the financing company, we should present this transaction as a financing cash outflow. As a result, we have restated the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005 to correct this error.

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

Reclassifications

We have also reclassified certain items for our September 30, 2005 Condensed Consolidated Statement of Cash Flows to conform to our presentation on our September 30, 2006 Condensed Consolidated Statement of Cash Flows.  These reclassifications include: (1) certain liabilities that had been included in accounts payable—trade have been reclassified to accrued expenses and other liabilities; and (2) certain personal property taxes have been reclassified to eliminate from investment in leases and leased equipment—net and accounts payable—equipment.

Impact of the Restatement

The following tables present the effects of the restatement and reclassifications on our previously issued Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005 and the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005 (in thousands, except per share data):

UNAUDITED CONDENSED		Adjustments
CONSOLIDATED STATEMENTS OF OPERATIONS		Stock-Based
	As Previously	Compensation and
Three Months Ended September 30, 2005	Reported	Tax Impact	As Restated

Revenue:
Sales of product and services	$159,409	-	$159,409
Lease revenues	11,916	-	11,916
Fee and other income	2,918	-	2,918
Total Revenue	174,243	-	174,243

Cost and Expense:
Cost of sales, product and services	143,742	-	143,742
Direct lease costs	3,798	-	3,798
Professional and other fees	1,776	-	1,776
Salaries and benefits	15,012	276	15,288
General and administrative expenses	4,975	-	4,975
Interest and financing costs	1,715	2	1,717
Total Costs and Expenses	171,018	278	171,296

Earnings Before Provision for Income Taxes	3,225	(278)	2,947
Provision for Income Taxes	1,306	(108)	1,198
Net Earnings	$1,919	$(170)	$1,749

Net Earnings Per Share:
Basic	$0.23	$(0.02)	$0.21
Diluted	$0.21	$(0.02)	$0.19

Shares Used in Computing Net Earnings Per Share:
Basic	8,474,301	-	8,474,301
Diluted	9,070,969	501	9,071,470

UNAUDITED CONDENSED		Adjustments
CONSOLIDATED STATEMENTS OF OPERATIONS		Stock-Based
	As Previously	Compensation and
Six Months Ended September 30, 2005	Reported	Tax Impact	As Restated

Revenue:
Sales of product and services	$294,278	$-	$294,278
Lease revenues	23,211	-	23,211
Fee and other income	6,558	-	6,558
Total Revenue	324,047	-	324,047

Cost and Expense:
Cost of sales, product and services	265,830	-	265,830
Direct lease costs	7,594	-	7,594
Professional and other fees	2,724	-	2,724
Salaries and benefits	29,805	272	30,077
General and administrative expenses	9,437	-	9,437
Interest and financing costs	3,252	2	3,254
Total Costs and Expenses	318,642	274	318,916

Earnings Before Provision for Income Taxes	5,405	(274)	5,131
Provision for Income Taxes	2,189	(107)	2,082
Net Earnings	$3,216	$(167)	$3,049

Net Earnings Per Share:
Basic	$0.38	$(0.02)	$0.36
Diluted	0.36	$(0.02)	$0.34

Shares Used in Computing Net Earnings Per Share:
Basic	8,509,827	-	8,509,827
Diluted	9,057,606	13,486	9,071,092

ePlus inc. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements
of Cash Flows
		Adjustments
Six Months Ended September 30, 2005				Lessee
	As			Payments
	Previously	Stock-Based	Floor	to		As
	Reported	Compensation	Plan	Lenders	Other	Restated
Cash Flows From Operating Activities:
Net earnings	$3,216	$(167)	$-	$-	$-	$3,049
Adjustments to reconcile net earnings to net cash used
in operating activities:
Depreciation and amortization	8,035	-	-	-	-	8,035
Write-off of non-recourse debt	(209)	-	-	-	-	(209)
Reserve for credit losses	80	-	-	-	-	80
Impact of stock-based compensation	-	167	-	-	-	167
Tax benefit of stock options exercised	18	-	-	-	-	18
Deferred taxes	(327)	-	-	-	-	(327)
Payments from lessees directly to lenders	(3,139)	-	-	545	-	(2,594)
Loss on disposal of property and equipment	67	-	-	-	-	67
Gain on disposal of operating lease equipment	(224)	-	-	-	-	(224)
Changes in:
Accounts receivable	(28,143)	-	-	-	-	(28,143)
Notes receivable	28	-	-	-	-	28
Inventories	(1,788)	-	-	-	-	(1,788)
Investment in leases and leased equipment - net	(8,161)	-	-	(10,254)	148	(18,267)
Other assets	(83)	-	-	-	-	(83)
Accounts payable - equipment	1,962	-	-	-	(148)	1,814
Accounts payable - trade	3,289	-	(5,241)	-	3,770	1,818
Salaries and commissions payable, accrued expenses
and other liabilities	(11,993)	-	-	-	(3,770)	(15,763)
Net cash used in operating activities	(37,372)	-	(5,241)	(9,709)	-	(52,322)

Cash Flows From Investing Activities:
Proceeds from sale of operating equipment	685	-	-	-	-	685
Purchases of operating lease equipment	(17,846)	-	-	-	-	(17,846)
Proceeds from sale of property and equipment	44	-	-	-	-	44
Purchases of property and equipment	(1,178)	-	-	-	-	(1,178)
Net cash used in investing activities	(18,295)	-	-	-	-	(18,295)

Cash Flows From Financing Activities:
Borrowings:
Nonrecourse	40,305	-	-	-	-	40,305
Repayments:
Nonrecourse	(26,793)	-	-	9,709	-	(17,084)
Purchase of treasury stock	(2,076)	-	-	-	-	(2,076)
Proceeds from issuance of capital stock, net of expenses	109	-	-	-	-	109
Net borrowings on floor-planning facility	-	-	5,241	-	-	5,241
Net borrowings on lines of credit	21,044	-	-	-	-	21,044
Net cash provided by financing activities	32,589	-	5,241	9,709	-	47,539

Effect of Exchange Rate Changes on Cash	101	-	-	-	-	101

Net Decrease in Cash and Cash Equivalents	(22,977)	-	-	-	-	(22,977)

Cash and Cash Equivalents, Beginning of Period	38,852	-	-	-	-	38,852

Cash and Cash Equivalents, End of Period	$15,875	$-	$-	$-	$-	$15,875

3. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	As of
	March 31, 2006	September 30, 2006
Investment in direct financing and sales-type leases-net	$155,910	$166,765
Investment in operating lease equipment-net	49,864	56,413
	$205,774	$223,178

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	As of
	March 31, 2006	September 30, 2006
Minimum lease payments	$149,200	$160,874
Estimated unguaranteed residual value (1)	23,804	23,977
Initial direct costs, net of amortization (2)	1,763	1,757
Less: Unearned lease income	(15,944)	(17,266)
Reserve for credit losses	(2,913)	(2,577)
Investment in direct finance and sales-type leases-net	$155,910	$166,765

(1) Includes estimated unguaranteed residual values of $1,451 and $1,394 as of March 31, 2006 and September 30, 2006, respectively, for direct financing SFAS 140 leases which have been sold.

(2) Initial direct costs are shown net of amortization of $1,786 and $1,418 as of March 31, 2006 and September 30, 2006, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment—net are as follows (in thousands):

	As of
	March 31, 2006	September 30, 2006
Cost of equipment under operating leases	$71,786	$84,314
Less: Accumulated depreciation and amortization	(21,922)	(27,901)
Investment in operating lease equipment-net	$49,864	$56,413

4. RESERVES FOR CREDIT LOSSES

As of March 31, 2006 and September 30, 2006, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts	Lease-Related
	Receivable	Assets	Total
Balance April 1, 2005	$1,959	$3,056	$5,015

Bad debts expense	1,033	-	1,033
Recoveries	(308)	-	(308)
Write-offs and other	(624)	(143)	(767)
Balance March 31, 2006	$2,060	$2,913	$4,973

Bad debts expense	976	(100)	876
Recoveries	(333)	-	(333)
Write-offs and other	(131)	(236)	(367)
Balance September 30, 2006	$2,572	$2,577	$5,149

5. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following (in thousands):
	As of
	March 31, 2006	September 30, 2006

GE Commercial Distribution Finance Corporation – Recourse accounts receivable component of our credit facility bearing interest at prime less 0.5% (7.75% at September 30, 2006) with a maximum balance of $30,000,000. Either party may terminate with 90 days’ advance notice.	$-	$1,700

National City Bank – Recourse credit facility of $35,000,000 expiring on July 21, 2009. At our option, carrying interest rate is either LIBOR rate plus 175–250 basis points, or the Alternate Base Rate of the higher of prime, or federal funds rate plus 50 basis points, plus 0–25 basis points of margin. The interest rate at September 30, 2006 was 8.25%.	6,000	15,000

Total recourse obligations	$6,000	$16,700

Non-recourse equipment notes secured by related investment in leases with interest rates ranging from 3.05% to 9.25% in fiscal year 2006 and the six months ended September 30, 2006.	$127,973	$160,495

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component. As of September 30, 2006 and as a result of the June 29, 2006 amendment, the facility agreement had an aggregate limit of the two components of $85.0 million, and the accounts receivable component had a sub-limit of $30 million other than during the overline period from June 26, 2006 through September 21, 2006 in which the aggregate limit of the two components was $100.0 million.  Effective June 20, 2007, the facility with GECDF was again amended to temporarily increase the total credit facility limit to $100.0 million during the period from June 19, 2007 through August 15, 2007. On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007. Other than during the temporary increase periods described above, the total credit facility limit is $85.0 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with these covenants as of September 30, 2006.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date. We have not delivered the annual audited financial statements for the year ended March 31, 2007; however, GECDF has extended the delivery date to provide the financial statements through November 30, 2007. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Borrowings under our $35 million line of credit from National City Bank are subject to and in compliance with certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio.  We were in compliance with or had received amendments extending these covenants as of September 30, 2006. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: (a) annual Audited Financial Statements for the year ended March 31, 2007; (b) “Projections” for our fiscal year ended March 31, 2008; and (c) quarterly Unaudited Financial Statements for the quarters ended September 30, 2006, December 31, 2006 and June 30, 2007.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007 and a Ninth Amendment dated August 22, 2007.  As a result of the amendments, the agents agreed, inter alia, to extend through November 30, 2007.

We believe we will receive additional extensions from our lenders, if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents. However, we cannot guarantee that we will receive any such additional extensions.

6. RELATED PARTIES

We lease 50,322 square feet for use as our principal headquarters from Norton Building 1, LLC. The annual rent is $19.50 per square foot for the first year, with a rent escalation of three percent per year for each year thereafter. Phillip G. Norton is the manager of Norton Building 1, LLC and is Chairman of the Board, President, and CEO of ePlus inc.  The lease is at or below market taking into consideration the rental charges and the ability to terminate the lease.  During the three and six months ended September 30, 2006, we paid rent in the amount of $238 thousand and $472 thousand, respectively.  During the three and six months ended September 30, 2005, we paid rent in the amount of $219 thousand and $439 thousand, respectively.

During the six months ended September 30, 2005, we reimbursed the landlord for certain construction costs in the amount of $280 thousand, which will be amortized over the lease term.  There was no such reimbursement during the six months ended September 30, 2006.  The capitalized reimbursement is included in property and equipment—net on our Condensed Consolidated Balance Sheets.

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

In the second lawsuit, which was filed on May 10, 2005, another underlying lender, Banc of America Leasing and Capital, LLC (“BoA”) sought repayment from ePlus Group, inc. of approximately $3,062,792 plus interest and attorneys’ fees.  The case went to trial, and a final judgment in favor of BoA was entered on February 6, 2007.  We recorded $4,081,697, representing the $3,025,000 verdict, $871,232 in attorneys’ fees and $185,465 in interest and other costs in the fiscal year ended March 31, 2006.  We have recorded additional interest of $36,033 in the quarter ended June 30, 2006 and $36,429 in the quarter ended September 30, 2006. We paid the total judgment in two payments, the last of which was made on June 15, 2007.

The third non-bankruptcy lawsuit was filed on November 3, 2006 by BoA against ePlus inc., seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group, inc.’s obligations to BoA relating to the Cyberco transaction. ePlus Group has already paid to BoA the judgment in the second lawsuit referenced above. The suit against ePlus seeks attorneys' fees BoA incurred in ePlus' appeal of BoA's suit against ePlus Group referenced above, expenses that may be incurred in a bankruptcy adversary proceeding relating to Cyberco, attorneys' fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and any other costs or fees relating to any of the described matters. The trial is scheduled to begin November 20, 2007. We are vigorously defending the suit. We cannot predict the outcome of the suit against ePlus inc. We believe a loss is not probable, and we have not accrued for this matter.

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

On January 18, 2007, a stockholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia. The complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus. The complaint alleges violations of federal securities law and various state law claims such as breach of fiduciary duty, waste of corporate assets and unjust enrichment. We are currently preparing a response to the plaintiff’s amended complaint. The amended complaint seeks monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys' fees. No amount has been accrued for this matter.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management believes that a loss is not probable and no amount has been accrued for these matters.

Regulatory and Other Legal Matters

As discussed in more detail in Note 2, “Restatement of Consolidated Financial Statements,” to our Unaudited Condensed Consolidated Financial Statements, the Audit Committee commenced an investigation of stock option grants by us since our IPO in 1996. In August 2006, the Audit Committee voluntarily contacted and advised the staff of the SEC of its Investigation and the Audit Committee’s preliminary conclusion that a restatement will be required. The SEC opened an informal inquiry.  We have and will continue to cooperate with the staff.  No amount has been accrued for this matter.

We are currently engaged in a dispute with the government of the District of Columbia (“DC”) regarding personal property taxes on property we financed for our customers.  DC is seeking approximately $508,000 plus interest and penalties, relating to property we financed for our customers.  We believe the tax is owed by our customers, and are seeking resolution in DC’s Office of Administrative Hearings.  We cannot predict the outcome of this matter.  While management does not believe this matter will have a material effect on our financial condition and results of operations, resolution of this dispute is ongoing. No amount has been accrued for this matter.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2005 and 2006.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands, except per share data)
	As Restated (1)		As Restated (1)

Net income available to common shareholders—basic and
diluted	$1,749	$978	$3,049	$3,042

Weighted average common shares outstanding—basic	8,474	8,229	8,510	8,218
In-the-money options exercisable under stock
compensation plans	597	196	561	369
Weighted average common shares outstanding—diluted	9,071	8,425	9,071	8,587

Income per common share:
Basic	$0.21	$0.12	$0.36	$0.37
Diluted	$0.19	$0.12	$0.34	$0.35
________________
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

During the six months ended September 30, 2006, we repurchased 209,000 shares of our outstanding common stock for $2.9 million, whereas during the six months ended September 30, 2005, we repurchased 170,300 shares for $2.1 million. Since the inception of our initial repurchase program on September 20, 2001, and as of September 30, 2006, we had repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total of $32.9 million.  As of September 30, 2006, a maximum purchase amount of $7,856,187 and up to 808,416 shares were available under the stock repurchase program which expired November 17, 2006.

10. STOCK-BASED COMPENSATION

Adoption of SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

On April 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. We have recognized compensation cost equal to the fair values for the unvested portion of share-based awards at April 1, 2006 over the remaining period of service, as well as compensation cost for those share-based awards granted or modified on or after April 1, 2006 over the vesting period based on the grant-date fair values using the straight-line method. The fair values were estimated using the Black-Scholes option pricing model.  For those awards granted prior to the date of adoption, compensation expense is recognized on an accelerated basis based on the grant-date fair value amount as calculated for pro forma purposes under SFAS No. 123.

Stock Option Plans

We issued only incentive and non-qualified stock option awards, and, except as noted below, each grant was issued under one of the following five plans; (1) the 1996 Stock Incentive Plan (the “1996 SIP”), (2) Amendment and Restatement of the 1996 Stock Incentive Plan (“the Amended SIP”) (collectively the “1996 Plans”), (3) the 1998 Long-Term Incentive Plan (the “1998 LTIP”), (4) Amendment and Restatement of the 1998 Long-Term Incentive Plan (2001) (the “Amended LTIP (2001)“) or (5) Amendment and Restatement of the 1998 Long-Term Incentive Plan (2003) (the “Amended LTIP (2003)”). A summary of the plans are detailed below. All the stock option plans require the use of the previous trading day’s closing price when the grant date falls on a date the stock was not traded.

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

With regard to director options, the 1996 Outside Director Stock Option Plan provided for 10,000 options to be granted to each non-employee director upon completion of the IPO, and 5,000 options to be granted to each non-employee director on the anniversary of each full year of his or her services as a director of ePlus As with the other components of the 1996 Plans, the director options would be granted only after execution of an Option Agreement.

Amendment and Restatement of 1996 Stock Incentive Plan

The 1996 SIP was amended via an Amendment and Restatement of 1996 Stock Incentive Plan. The primary purpose of the amendment was to increase the aggregate number of shares allocated to the plan by making the shares available a percentage (20%) of total shares outstanding rather than a fixed number.

The Amended SIP also provided for an employee stock purchase plan and permitted the Board to establish other restricted stock and performance-based stock awards and programs. The Amended SIP was adopted by the Board and became effective on May 14, 1997, subject to approval at the annual shareholders’ meeting that fall. The Amended SIP was adopted by shareholders at the annual meeting on September 30, 1997.

1998 Long-Term Incentive Plan

The 1998 LTIP was adopted by the Board on July 28, 1998, which is its effective date, and approved by the shareholders on September 16, 1998. The allowable number of shares under the 1998 LTIP is 20% of the outstanding shares, less shares previously granted and shares purchased through our employee stock purchase program. The 1998 LTIP shares many characteristics of the earlier plans. It also specified that options be priced at not less than fair market value. The 1998 LTIP consolidated the preexisting plans and made the Compensation Committee of the Board responsible for its administration. In addition, the 1998 LTIP eliminated the language of the 1996 Plans that “options shall be granted only after execution of an Option Agreement”. Thus, while the 1998 LTIP does require that grants be evidenced in writing, the writing is not a condition precedent to the grant of the award.

Another change to note is the modification of the LTIP as it relates to options awarded to directors. Under the 1998 LTIP, instead of being awarded on the anniversary of the director’s service, the options were to be automatically awarded the day after the annual shareholders meeting to all directors in service as of that day. It also permits for discretionary option awards to directors.

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

The Amended LTIP (2001) was amended on July 15, 2003 by the Board and approved by the stockholders on September 18, 2003 referred to herein as Amended LTIP (2003). Primarily the amendment modified the aggregate number of shares available under the plan to 3,000,000. Although the language varies somewhat from earlier plans, it permits the Board or Compensation Committee to delegate authority to a committee of one or more directors who are also officers of the corporation to award options under certain conditions. The Amended LTIP (2003) replaced all the prior plans, is our current plan and covers option grants for employees, executives and outside directors.

As of September 30, 2006, a total of 2,839,114 shares of common stock have been reserved for issuance upon exercise of options granted under the Amended LTIP (2003).

Stock-Based Compensation Expense

Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation expense under APB 25 and related interpretations and disclosed certain pro forma net income and EPS information as if we had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Accordingly, we measured compensation expense based upon intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price.

In accordance with SFAS No. 123R, we recognized $256 thousand and $510 thousand of stock-based compensation expense ($148 thousand and $296 thousand net of tax) for the three and six months ended September 30, 2006, respectively.  As of September 30, 2006, there was $2.0 million of unrecognized compensation expense related to nonvested options. This expense is expected to be fully recognized over the next 2.75 years.  In addition, we previously presented deferred compensation as a separate component of stockholders’ equity.  In accordance with SFAS No. 123R, upon adoption, we also reclassified the balance in deferred compensation to additional paid-in-capital on our Condensed Consolidated Balance Sheet.

The following pro forma table illustrates the impact on net earnings and EPS had we applied the fair value expense recognition provisions of SFAS No. 123 for the three and six months ended September 30, 2005 (in thousands, except per share data).

	Three Months	Six Months
	Ended September	Ended September
	30, 2005	30, 2005
	As Restated (1)

Net earnings, as reported	$1,749	$3,049
Add: APB intrinsic value of stock-based compensation, net of tax	169	167
Less: FAS 123 stock-based employee compensation expense,
net of tax	(147)	(316)
Net earnings, pro forma	$1,771	$2, 900

Basic earnings per share, as reported	$0.21	$0.36
Basic earnings per share, pro forma	$0.21	$0.34
Diluted earnings per share, as reported	$0.19	$0.34
Diluted earnings per share, pro forma	$0.20	$0.32
 (1) See Note 2, “Restatement of Consolidated Financial Statements.”

Stock Option Activity

During both the three months ended September 30, 2005 and 2006, there were 40,000 options granted.  We use the Black-Scholes option-pricing model to estimate the fair value of stock-based option awards.  The following assumptions were utilized for the six months ended September 30, 2005 and 2006.

	Six Months Ended
	September 30,
	2005	2006

Options granted under the Incentive Stock
Option Plan:
Expected life of option	5 years	5 years
Expected stock price volatility	48.11%	38.22%
Expected dividend yield	0%	0%
Risk-free interest rate	4.07%	5.04%

Expected life of the option is the period of time that we expect the options granted to be outstanding.  Expected stock price volatility is based on historical volatility of our stock.  Expected dividend yield is zero as we do no expect to pay any dividends, nor have we historically paid any dividends.  Risk-free interest rate is the five-year nominal constant maturity Treasury rate on the date of the award.

A summary of stock option activity during the three and six months ended September 30, 2006 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value

Outstanding, April 1, 2006	1,999,911	$6.23 - $17.38	$9.93
Options granted	40,000	$10.25	$10.25
Options exercised	(173,518)	$6.23 - $10.75	$7.14
Options forfeited	(10,060)	$8.75 - $17.38	$8.89
Outstanding, September 30, 2006	1,856,333	$6.24 - $17.38	$10.56	4.0	$1,811,057

Vested or expected to vest at September 30, 2006	1,856,333		$10.56	4.0	$1,811,057
Exercisable, September 30, 2006	1,424,333		$10.02	4.3	$1,811,057

The total intrinsic value of options exercised during the six months ended September 30, 2006 was $991 thousand.

Additional information regarding options outstanding as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable

		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Exercise	Contractual		Exercise
Range of	Options	Price per	Life	Options	Price per
Exercise Prices	Outstanding	Share	Remaining	Exercisable	Share

$6.24 - $9.00	885,426	$7.73	3.6	885,426	$7.73
$9.01 - $13.50	760,400	12.10	3.4	328,400	11.78
$13.51 - $17.38	210,507	16.91	4.5	210,507	16.91

$6.24 - $17.38	1,856,333	10.56	4.0	1,424,333	10.02

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:
		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested at March 31, 2006	440,500	$7.45

Granted	40,000	$4.27
Vested	(48,500)	$6.03
Forfeited	-

Nonvested at September 30, 2006	432,000	$7.32

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

Both segments utilize our proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit. Income related to services generated by our proprietary software and services is included in the financing business unit.

The accounting policies of the segments are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Corporate overhead expenses are allocated on the basis of employee headcount. Certain items have been reclassified for the three and six months ended September 30, 2005 to conform to the three and six months ended September 30, 2006 presentation. Amounts are presented in thousands.

	Financing	Technology Sales
	Business Unit	Business Unit	Total
Three months ended September 30, 2005 (as restated)
Sales of product and services	$1,379	$158,030	$159,409
Lease revenues	11,916	-	11,916
Fee and other income	315	2,603	2,918
Total revenues	13,610	160,633	174,243
Cost of sales	1,520	142,222	143,742
Direct lease costs	3,798	-	3,798
Selling, general and administrative expenses	5,864	16,175	22,039
Segment earnings	2,428	2,236	4,664
Interest and financing costs	1,558	159	1,717
Earnings before income taxes	$870	$2,077	$2,947
Assets	$265,983	$119,799	$385,782

Three months ended September 30, 2006
Sales of product and services	$932	$179,381	$180,313
Sales of leased equipment	1,819	-	1,819
Lease revenues	13,522	-	13,522
Fee and other income	354	2,740	3,094
Total revenues	16,627	182,121	198,748
Cost of sales	2,513	159,858	162,371
Direct lease costs	5,572	-	5,572
Selling, general and administrative expenses	5,411	21,461	26,872
Segment earnings	3,131	802	3,933
Interest and financing costs	2,573	92	2,665
Earnings before income taxes	$558	$710	$1,268
Assets	$303,160	$140,928	$444,088

Six months ended September 30, 2005 (as restated)
Sales of product and services	$2,081	$292,197	$294,278
Lease revenues	23,211	-	23,211
Fee and other income	801	5,757	6,558
Total revenues	26,093	297,954	324,047
Cost of sales	2,255	263,575	265,830
Direct lease costs	7,594	-	7,594
Selling, general and administrative expenses	10,971	31,267	42,238
Segment earnings	5,273	3,112	8,385
Interest and financing costs	3,053	201	3,254
Earnings before income taxes	$2,220	$2,911	$5,131
Assets	$265,983	$119,799	$385,782

Six months ended September 30, 2006
Sales of product and services	$1,852	$353,794	$355,646
Sales of leased equipment	1,819	-	1,819
Lease revenues	24,853	-	24,853
Fee and other income	563	5,377	5,940
Total revenues	29,087	359, 171	388,258
Cost of sales	3,171	315,229	318,400
Direct lease costs	10,596	-	10,596
Selling, general and administrative expenses	9,986	39,900	49,886
Segment earnings	5,334	4,042	9,376
Interest and financing costs	4,534	119	4,653
Earnings before income taxes	$800	$3,923	$4,723
Assets	$303,160	$140,928	$444,088

Included in the Financing Business Unit above are inter-segment accounts receivable of $2.2 million and $968 thousand for the six months ended September 30, 2005 and 2006, respectively.  Included in the Technology Sales Business Unit above are inter-segment accounts payable of $2.2 million and $968 thousand for the six months ended September 30, 2005 and 2006, respectively.

12. SUBSEQUENT EVENT

Effective at the opening of business on July 20, 2007, our common stock was delisted from The Nasdaq Global Market due to non-compliance with financial statement reporting requirements. Specifically, in determining to delist our common stock, Nasdaq cited the delay of more than one year from the final due date for the filing of our fiscal year 2006 Annual Report on Form 10-K with the SEC.  Although we filed our fiscal year 2006 Form 10-K with the SEC on August 16, 2007, the following requisite periodic reports must also be filed with the SEC in order for us to be eligible to be relisted on Nasdaq; this Form 10-Q; the Form 10-Q for the quarter ended December 31, 2006; the fiscal year 2007 Form 10-K; and the Form 10-Q for the quarter ended June 30, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, and our Annual Report on Form 10-K for the year ended March 31, 2006.  Operating results for interim periods are not necessarily indicative of results for an entire year.

Results of Audit Committee Review; Restatement of Financial Statements

In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we have restated our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005 and our Condensed Consolidated Statements Cash Flows for the six months ended September 30, 2005 for the effects of errors discussed in Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements.

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

Cautionary Language About Forward-Looking Statements

This Quarterly Report on Form 10-Q, contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “will,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on our behalf. Any such statement speaks only as of the date the statement was made. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below.

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

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and ”—Results of Operations” sections contained elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the SEC.

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

At the time of each sale transaction, we make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management deems that collection is probable. In making this assessment, we consider customer credit-worthiness and assess whether fees are fixed or determinable and free of contingencies or significant uncertainties. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction and our collection experience in similar transactions without making concessions, among other factors. Our software license agreements generally do not include customer acceptance provisions. However, if an arrangement includes an acceptance provision, we record revenue only upon the earlier of: (1) receipt of written acceptance from the customer; or (2) expiration of the acceptance period.

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

We seek to realize the estimated residual value at lease termination mainly through: (1) renewal or extension of the original lease; (2) the sale of the equipment either to the lessee or on the secondary market; or (3) lease of the equipment to a new customer. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or if the equipment is sold on the secondary market, in sales of product and services and cost of sales, product and services when title is transferred to the buyer.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. We have capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in the accompanying Condensed Consolidated Balance Sheets as a component of property and equipment—net. Capitalized costs, net of amortization, totaled $0.6 million and $0.5 million of as of March 31, 2006 and September 30, 2006, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in the accompanying Condensed Consolidated Balance Sheets as a component of other assets.  We had $1.0 million and $0.9 million of capitalized costs, net of amortization, as of March 31, 2006 and September 30, 2006, respectively.

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

Results of Operations — Three and Six Months Ended September 30, 2006 Compared to Three and Six Months Ended September 30, 2005

Revenues. We generated total revenues during the three months ended September 30, 2006 of $198.7 million compared to revenues of $174.2 million during the three months ended September 30, 2005, an increase of 14.1%. The increase is primarily the result of increased sales of product and services. Total revenues generated by us during the six months ended September 30, 2006 were $388.3 million compared to revenues of $324.0 million during the six months ended September 30, 2005, an increase of 19.8%. Our revenues are composed of sales of product and services, sales of leased equipment, lease revenues, and fee and other income, and may vary considerably from period to period.

Sales of product and services increased 13.1% to $180.3 million during the three months ended September 30, 2006 compared to $159.4 million generated during the three months ended September 30, 2005 and represented 90.7% and 91.5% of total revenue, respectively. The increase was a result of higher sales within our technology sales business unit subsidiaries primarily due to organic growth within our existing customer base. For the six months ended September 30, 2006, sales of product and services increased 20.9% to $355.6 million from $294.3 million generated during the six months ended September 30, 2005. The increase was a result of higher sales within our technology sales business unit subsidiaries.

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

A substantial portion of our sales of product and services is from sales of Hewlett Packard and CISCO products, which represented, in the aggregate, approximately 24.1% and 35.0% of sales, respectively, for the three months ended September 30, 2006 and September 30, 2005.

Included in the sales of product and services in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment.  Our service engagements are generally governed by Statements of Work and/or Master Service Agreements.  They are primarily fixed fee, however, some agreements are time and materials or estimates.  We realized a gross margin on sales of product and services of 10.9% and 11.0% during the three and six months ended September 30, 2006, respectively,  and 9.8% and 9.7% for the three and six months ended September 30, 2005, respectively. Our gross margin on sales of product and services is affected by the mix and volume of products sold and competitive pressure in the marketplace.

Sales of leased equipment was $1.8 million for the three and six months ended September 30, 2006.  There were no sales of leased equipment during the three and six months ended September 30, 2005.

Lease revenues increased 13.5% to $13.5 million for the three months ended September 30, 2006, over the three months ended September 30, 2005. For the six months ended September 30, 2006, lease revenues increased 7.1% to $24.9 million compared with $23.2 million during the six months ended September 30, 2005. Our investment in leases and leased equipment—net was $223.2 million as of September 30, 2006, a 7.0% increase from $208.6 million as of September 30, 2005.

For the three months ended September 30, 2006, fee and other income was $3.1 million, an increase of 6.0 % over the three months ended September 30, 2005. For the six months ended September 30, 2006, fee and other income decreased 9.4% to $5.9 million as compared to $6.6 million for the six months ended September 30, 2005. The decrease in fee and other income is partly attributable to the completion of certain professional service contracts predominately consulting, programming, hosting and procurement services provided by our technology business unit. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contain earnings from certain transactions which are in our normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Costs and Expenses.  For the three months ended September 30, 2006, cost of sales, product and services increased 11.7% to $160.6 million as compared to $143.7 million for the three months ended September 30, 2005. For the six months ended September 30, 2006, cost of sales, product and services increased 19.1% to $316.6 million from $265.8 million for the six months ended September 30, 2005. The increase corresponds to the increase in sales of product and services of 20.9% for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005, primarily due to an increase in sales from our technology sales business unit.

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

Manufacturer	Manufacturer Authorization Level
Hewlett Packard	HP Platinum/VPA (National)
Cisco Systems	Cisco Gold DVAR (National)
Microsoft	Microsoft Gold (National)
Sun Microsystems	Executive SPA Partner (National)
IBM	IBM Premium Business Partner
Lenovo	Lenovo Platinum Partner
Network Appliance, Inc.	NetApp Platinum Elite
Citrix Systems, Inc.	Citrix Gold (National)

Cost of sales, leased equipment was $1.8 million for the three and six months ended September 30, 2006.  There were no cost of sales, leased equipment during the comparable period of the prior year.

Direct lease costs increased 46.7% to $5.6 million during the three months ended September 30, 2006, and 39.5% to $10.6 million during the six months ended September 30, 2006 as compared to the same periods in the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating leased equipment. Our investment in operating leases increased 30.7% as of September 30, 2006 as compared to the same period in the prior fiscal year.

Professional and other fees increased 168.2% to $4.8 million during the three months ended September 30, 2006 and 122.1% to $6.1 million during the six months ended September 30, 2006, as compared to the same periods in the prior fiscal year.  The increase is primarily due to increased expenses for litigation related to the bankruptcy of Cyberco Holdings, Inc. and the related non-bankruptcy lawsuit filed with BoA as discussed in Part II, Item 1, “Legal Proceedings”. We incurred additional expenses related to our review of accounting guidance regarding stock option grants since our IPO in 1996 and the resulting impact.

Salaries and benefits expense increased 15.9% to $17.7 million during the three months ended September 30, 2006, and 16.3% to $35.0 million during the six months ended September 30, 2006 as compared to the same periods in the prior fiscal year. These increases are due in part to an increase in benefit costs and an increase in the average number of employees. We employed approximately 671 people as of September 30, 2006, as compared to 649 people as of September 30, 2005.

General and administrative expense decreased 11.9% to $4.4 million during the three months ended September 30, 2006, and decreased 6.0% to $8.9 million during the six months ended September 30, 2006 as compared to the same periods in the prior fiscal year.  The decrease is due to a slight reduction in depreciation and amortization expense relating to property and equipment and increased efficiency in spending controls to enhance productivity and profits.

Interest and financing costs increased 55.3% to $2.7 million during the three months ended September 30, 2006 and 43.0% to $4.7 million during the six months ended September 30, 2006, as compared to the same periods in the prior fiscal year. This is primarily due to an increasing non-recourse debt portfolio and increasing debt rates on new financings. Non-recourse notes payable increased 25.4% to $160.5 million as of September 30, 2006 as compared to March 31, 2006.

Provision for Income Taxes.  Our provision for income taxes decreased to $0.3 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005 primarily due to reduced earnings. Our provision for income taxes decreased to $1.7 million for the six months ended September 30, 2006 from $2.1 million for the six months ended September 30, 2005. Our effective income tax rates for the three and six months ended September 30, 2006 were 47.5% and 42.2%, respectively, and for the three and six months ended September 30, 2005 were 40.7% and 40.6%, respectively. The decrease for the three months ended September 30, 2006 in the provision for income taxes is due to a $0.3 million entry to true-up various accounts that had an impact on the tax provision.

Net Earnings. The foregoing resulted in a 44.1% decrease and a 0.2% decrease in net earnings for the three and six months ended September 30, 2006, respectively, as compared to the same periods in the prior fiscal year.

Basic and fully diluted earnings per common share were $0.12 and $0.12 for the three months ended September 30, 2006, respectively, as compared to $0.21 and $0.19 for the three months ended September 30, 2005, respectively. Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2006 were 8,228,823 and 8,424,903, respectively. For the three months ended September 30, 2005, the basic and diluted weighted average common shares outstanding were 8,474,301 and 9,071,470, respectively.

Basic and fully diluted earnings per common share were $0.37 and $0.35 for the six months ended September 30, 2006, as compared to $0.36 and $0.34 for the six months ended September 30, 2005. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2006 were 8,218,154 and 8,586,866, respectively. For the six months ended September 30, 2005, the basic and diluted weighted average common shares outstanding were 8,509,827 and 9,071,092, respectively.  The number of common shares outstanding decreased due to our repurchase of our common stock.

Liquidity and Capital Resources

During the six months ended September 30, 2006, we used cash flows from operations of $56.5 million and used cash flows from investing activities of $15.3 million. Cash flows provided by financing activities amounted to $74.7 million during the same period. The effect of exchange rate changes during the six months ended September 30, 2006 provided cash flows of $85.0 thousand. The net effect of these cash flows was a net increase in cash and cash equivalents of $3.0 million during the six months ended September 30, 2006. During the same period, our total assets increased $70.1 million, or 18.8%, primarily as the result of increases in our accounts receivable and investment in leases. The increase in inventory is due to orders from clients that required staging and rollout schedules that delayed shipment and an increase in inventory in transit that have FOB shipping point terms. The increase in accounts receivable of $35.9 million as of September 30, 2006 as compared to March 31, 2006 is due to a 21.5% increase in total sales during the same period.  Our cash and cash equivalents balance as of September 30, 2006 is $23.7 million as compared to $20.7 million as of March 31, 2006.

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for lease to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. Each transaction is specifically approved and done solely at the lender’s discretion. During the six months ended September 30, 2006, our lease-related non-recourse debt portfolio increased 25.4% to $160.5 million as compared to March 31, 2006.

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

Accounts payable—equipment represents equipment costs that have been placed on a lease schedule, but for which we have not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of September 30, 2006, we had $9.2 million of unpaid equipment cost, as compared to $7.7 million as of March 31, 2006.

Accounts payable—trade increased 31.2% to $25.2 million as of September 30, 2006 from $19.2 million as of March 31, 2006. The increase is primarily related to an increase in sales of product and services and, consequently, an increase in cost of goods sold, product and services from our technology business unit.

Accounts payable—floor plan increased 22.4% to $57.2 million as of September 30, 2006 from $46.7 million as of March 31, 2006. This increase is primarily due to a rise in sales of product and services from our technology business unit that we transacted through our floor plan facility with GE Commercial Distribution Finance Corporation (“GECDF”).

Accrued expenses and other liabilities includes deferred income and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $37.8 million and $33.3 million of accrued expenses and other liabilities as of September 30, 2006 and March 31, 2006 respectively, an increase of 13.3%.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  As of September 30, 2006 and as a result of the June 29, 2006 amendment, the facility had an aggregate limit of the two components of $85.0 million other than during the overline period from June 26, 2006 through September 21, 2006 in which the aggregate limit of the two components was $100.0 million.  Effective June 20, 2007, the facility with GECDF was again amended to temporarily increase the total credit facility limit to $100.0 million during the period from June 19, 2007 through August 15, 2007.  On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007.  Other than during the temporary increase periods described above, the total credit facility limit is $85.0 million.  The accounts receivable component has a sub-limit of $30.0 million.  Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with these covenants as of September 30, 2006.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc.  The guaranty requires ePlus inc. deliver its audited and unaudited financial statements by certain dates.  We have not delivered the annual audited financial statements for the year ended March 31, 2007; however, GECDF has extended the delivery date to provide the financial statements through November 30, 2007. We believe we will receive additional extensions from our lender, if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents. However, we cannot guarantee that we will receive additional extensions. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

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

The respective floor plan component credit limits and actual outstanding balances were as follows (in thousands):

Maximum Credit Limit at March 31, 2006	Balance as of March 31, 2006	Maximum Credit Limit at September 30, 2006	Balance as of September 30, 2006
$75,000	$46,689	$85,000	$57,155

Accounts Receivable Component

Included within the floor plan component, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility.  The balance of the accounts receivable component is then reduced by payments from our customers into a lockbox and our available cash.  The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Condensed Consolidated Balance Sheets.

The respective accounts receivable component credit limits and actual outstanding balances were as follows (in thousands):

Maximum Credit Limit at March 31, 2006	Balance as of March 31, 2006	Maximum Credit Limit at September 30, 2006	Balance as of September 30, 2006
$20,000	$0	$30,000	$1,700

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

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company. Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin.  The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%.  The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of September 30, 2006, we had an outstanding balance of $15.0 million on the facility, as recorded in recourse notes payable on our Condensed Consolidated Balance Sheets.

In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.  The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets.  Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated.  The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales.  Other than as detailed below, we were in compliance with these covenants as of September 30, 2006.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: (a) annual Audited Financial Statements for the year ended March 31, 2007; (b) “Projections” for our fiscal year ended March 31, 2008; and (c) quarterly Unaudited Financial Statements for the quarters ended September 30, 2006, December 31, 2006 and June 30, 2007.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a Third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, and an Eighth Amendment dated June 27, 2007.  As a result of the amendments, the agents agreed, inter alia, to extend the delivery date requirements of the documents above through November 30, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities, which are subject to fluctuations in interest rates.  These instruments, which are denominated in U.S. Dollars, were entered into for other than trading purposes, and, with the exception of amounts drawn under the National City Bank and GECDF facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City facility bear interest at a market-based variable rate, based on a rate selected by us and determined at the time of borrowing. Borrowings under the GECDF facility bear interest at a market-based variable rate.  Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of September 30, 2006, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

We adopted a methodology for determining the most likely appropriate accounting measurement dates for all stock option grants.  We reviewed all available documentation and considered all facts and circumstances for each award and attempted to identify the date at which the award was most likely authorized and approved and the recipient, number of shares and price were determined with finality.  A detailed discussion of the correction of these errors and the impact of the adjustment to our Condensed Consolidated Financial Statements for the periods ended September 30, 2005 is included in Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements.

As a result of the Audit Committee Investigation, the Board adopted Stock Option Grant Policies and Procedures (the “Option Grant Policy”) on September 28, 2006.  The new policies and procedures include the following:

•	All option grants shall be effective and priced as of the date approved or at a predetermined date certain in the future, in accordance with the applicable plan and the terms of the grant.

•	All decisions regarding stock options shall be made by the Compensation Committee or the full Board. The Stock Incentive Committee ("SIC") was discontinued.

•	Each option grant shall be approved at an in-person or telephonic meeting of the Compensation Committee or full Board. Option grants shall not be approved by unanimous written consent.

•
Systematic authorization for option grants shall ensure that all option transactions adhere to our plans and stated policies.  All such transactions must be accurately reflected in our books and records and have appropriate supporting documentation.  Determinations of the Compensation Committee and/or the Board regarding options must be implemented in an accurate and timely manner.

•
Options shall be issued only during a specified window each year, immediately after release of the Form 10-K for the prior year or after quarterly earnings reports, with narrow exceptions for new employees and other special circumstances as determined by the Compensation Committee or the Board.

•
Each option granted must specify all material terms of any options granted, including date of grant, exercise price, vesting schedule, duration, breakdown of ISOs versus non-qualified stock options, and any other terms the Compensation Committee or the Board deems appropriate.

•	All Forms 4 must be filed within two business days of any grant.

•	Option agreements for executive officers must be in the form on file with the SEC.

•	All option agreements must be signed contemporaneously with each grant.

•	The Compensation Committee may in its discretion engage independent outside counsel to obtain legal advice on issues that are significant and not ministerial rather than relying on company counsel for advice on such matters.

•	The Compensation Committee must be advised of the accounting and reporting impact of each grant.

•	Our general counsel must review all proposed grants to ensure that all legal requirements have been met.

In addition, we will strengthen our Internal Audit function by: (i) having the Internal Audit function report directly to the Audit Committee; (ii) implementing appropriate enhancements to our independent monitoring of financial controls, including specifically the monitoring of stock options and compensation issues; and (iii) implementing appropriate additional compliance training for our employees and management and we will adopt a new long-term incentive plan to effectuate the new Option Grant Policy. We will ensure that the new plan is accurately described in public filings.

In addition to the stock option errors described above, we have also restated our Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005 for the following reasons:

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

We have now determined that when an unaffiliated finance company remits payments to our suppliers on our behalf, we should show this transaction as a financing cash inflow and an operating cash outflow.  In addition, when we repay the financing company, we should present this transaction as a financing cash outflow. As a result, we have restated the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005 to correct this error.

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

Disclosure Controls and Procedures

Management, under the supervision and with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, which included the findings of our Audit Committee as part of its review of our historical stock option granting practices and the adjustments to our Condensed Consolidated Financial Statements resulting from that review and classification errors in our Condensed Consolidated Statements of Cash Flows, our CEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2006 were not effective at the reasonable assurance level due to the existence of material weaknesses in our internal control over financial reporting, as described below.

Discussion of Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatements described above and as described under “Summary of the Restatement – Other Items” in Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this document, the Company’s management identified the existence of material weaknesses over the determination of the accounting measurement dates for our granting of stock option awards, modifications of stock options awards and the classification of certain cash flows.

Stock Option Grants

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

Cash Flow Statements

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

Change in Internal Control over Financial Reporting

We are committed to remediation of the control deficiencies that constitute the material weaknesses described above by implementing changes to our internal control over financial reporting.  Our CEO and CFO have taken the responsibility to implement changes and improvements in our internal control over financial reporting and remediate the control deficiencies that gave rise to the material weaknesses.  The following changes have occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	On September 28, 2006, the Board adopted the Option Grant Policy described above.
•
We have created a separate general ledger account for floor planning liabilities to detect and report on cash flows related to the transactions, and have created reports to detect payments from lessees that we did not receive or disburse.  In addition, we have made changes to our cash flow template and quarterly checklists to ensure that these activities are detected and reported upon properly.

Other than the changes noted above, there have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Matters

On January 18, 2007 a stockholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia. The complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus. The complaint alleges violations of federal securities law and various state law claims such as breach of fiduciary duty, waste of corporate assets and unjust enrichment. The Amended Complaint seeks monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys' fees. We are currently preparing a response to the plaintiff’s amended complaint.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2006.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2006 through April 30, 2006	62,400	$14.32	62,400	688,704	(2)
May 1, 2006 through May 31, 2006	122,900	$13.69	122,900	599,104	(3)
June 1, 2006 through June 30, 2006	23,700	$13.64	23,700	603,904	(4)
July 1, 2006 through July 31, 2006	-	-	-	777,148	(5)
August 1, 2006 through August 31, 2006	-	-	-	814,197	(6)
September 1, 2006 through September 30, 2006	-	-	-	808,416	(7)

(1)	All shares acquired were in open-market purchases.
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

(5)
The share purchase authorization in place for the month ended July 31, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of July 31, 2006, the remaining authorized dollar amount to purchase shares was $7,856,187 and, based on July's average price per share of $10.109, the maximum number of shares that may yet be purchased is 777,148.

(6)
The share purchase authorization in place for the month ended August 31, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of August 31, 2006, the remaining authorized dollar mount to purchase shares was $7,856,187 and, based on August's average price per share of $9.649, the maximum number of shares that may yet be purchased is 814, 197.

(7)
The share purchase authorization in place for the month ended September 30, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of September 30, 2006, the remaining authorized dollar amount to purchase shares was $7,856,187 and, based on September's average price per share of $9.718, the maximum number of shares that may yet be purchased is 808,416.

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

During the three months ended September 30, 2006, we repurchased no shares of our outstanding common stock, whereas during the three months ended September 30, 2005, we repurchased 115,300 shares for $1.5 million. During the six months ended September 30, 2006 and 2005, we repurchased 209,000 and 170,300 shares of our outstanding common stock for $2.9 million and $2.1 million, respectively.  Since the inception of our initial repurchase program on September 20, 2001, and as of September 30, 2006, we had repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total of $32.9 million.

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

ePlus inc.

Date: October 5, 2007	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer

Date: October 5, 2007	/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini
Chief Financial Officer