Form 10-Q
period 2006-12-31
EPLUS INC
filed 2007-11-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarter ended December 31, 2006

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

The number of shares of common stock outstanding as of September 30, 2007, was 8,231,741.

ePlus inc. AND SUBSIDIARIES

Explanatory Note

This Quarterly Report on Form 10-Q contains the restatement of our Condensed Consolidated Statements of Operations and Cash Flows for the three and nine months ended December 31, 2005 for the effects of errors in accounting for stock options and other items.  See Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this document.  For further discussion of the effects of the restatement see the following sections of our Annual Report on Form 10-K for the year ended March 31, 2006: Explanatory Note; Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition; Item 9A. Controls and Procedures; and Note 2 to our Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)	As of	As of
	March 31, 2006	December 31, 2006
ASSETS	(in thousands)

Cash and cash equivalents	$20,697	$20,946
Accounts receivable—net	103,060	150,868
Notes receivable	330	265
Inventories	2,292	11,360
Investment in leases and leased equipment—net	205,774	216,975
Property and equipment—net	5,629	5,427
Other assets	10,038	10,531
Goodwill	26,125	26,125
TOTAL ASSETS	$373,945	$442,497

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$7,733	$6,226
Accounts payable—trade	19,235	22,692
Accounts payable—floor plan	46,689	53,815
Salaries and commissions payable	4,124	5,188
Accrued expenses and other liabilities	33,346	30,938
Income taxes payable	104	10,211
Recourse notes payable	6,000	10,000
Non-recourse notes payable	127,973	159,200
Deferred tax liability	165	165
Total Liabilities	245,369	298,435

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 11,037,213 issued and 8,267,223 outstanding at March 31, 2006 and 11,210,731 issued and 8,231,741 outstanding at December 31, 2006	110	112
Additional paid-in capital	72,811	75,722
Treasury stock, at cost, 2,769,990 and 2,978,990 shares, respectively	(29,984)	(32,884)
Deferred compensation expense	(25)	-
Retained earnings	85,377	100,823
Accumulated other comprehensive income—foreign currency translation adjustment	287	289
Total Stockholders' Equity	128,576	144,062
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,945	$442,497

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	December 31,
	2005	2006
	As Restated (1)
	(dollar amounts in thousands,
	except per share data)
REVENUES

Sales of product and services	$146,385	$183,277
Sales of leased equipment	-	2,557
	146,385	185,834

Lease revenues	13,758	16,000
Fee and other income	2,931	3,544
Patent settlement income	-	17,500
	16,689	37,044

TOTAL REVENUES	163,074	222,878

COSTS AND EXPENSES

Cost of sales, product and services	131,734	161,254
Cost of leased equipment	-	2,509
	131,734	163,763

Direct lease costs	4,742	5,574
Professional and other fees	2,464	7,245
Salaries and benefits	15,893	17,947
General and administrative expenses	4,469	4,050
Interest and financing costs	1,956	2,839
	29,524	37,655

TOTAL COSTS AND EXPENSES (2)	161,258	201,418

EARNINGS BEFORE PROVISION FOR INCOME TAXES	1,816	21,460

PROVISION FOR INCOME TAXES	740	9,056

NET EARNINGS	$1,076	$12,404

NET EARNINGS PER COMMON SHARE—BASIC	$0.13	$1.51
NET EARNINGS PER COMMON SHARE—DILUTED	$0.12	$1.47

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,215,221	8,231,741
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,865,829	8,456,627

(1)	See Note 2, "Restatement of Consolidated Financial Statements".
(2)	Includes amounts to related parties of $219 thousand and $238 thousand for the three months ended December 31, 2005 and December 31, 2006, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Nine Months Ended
	December 31,
	2005	2006
	As Restated (1)
	(dollar amounts in thousands, except per share data)
REVENUES

Sales of product and services	$440,663	$538,923
Sales of leased equipment	-	4,376
	440,663	543,299

Lease revenues	36,969	40,853
Fee and other income	9,488	9,484
Patent settlement income	-	17,500
	46,457	67,837

TOTAL REVENUES	487,120	611,136

COSTS AND EXPENSES

Cost of sales, product and services	397,564	477,879
Cost of sales, leased equipment	-	4,284
	397,564	482,163

Direct lease costs	12,336	16,170
Professional and other fees	5,188	13,295
Salaries and benefits	45,969	52,912
General and administrative expenses	13,906	12,921
Interest and financing costs	5,210	7,492
	82,609	102,790

TOTAL COSTS AND EXPENSES (2)	480,173	584,953

EARNINGS BEFORE PROVISION FOR INCOME TAXES	6,947	26,183

PROVISION FOR INCOME TAXES	2,823	10,737

NET EARNINGS	$4,124	$15,446

NET EARNINGS PER COMMON SHARE—BASIC	$0.49	$1.88
NET EARNINGS PER COMMON SHARE—DILUTED	$0.46	$1.80

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,411,268	8,222,700
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,998,659	8,577,999

(1)	See Note 2, "Restatement of Consolidated Financial Statements."
(2)	Includes amounts to related parties of $658 thousand and $710 thousand for the nine months ended December 31, 2005 and December 31, 2006, respectively.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	December 31,
	2005	2006
	As Restated (1)
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$4,124	$15,446
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,673	16,153
Write-off of non-recourse debt	(22)	-
Reserves for credit losses	(280)	788
Provision for inventory losses	-	150
Impact of stock-based compensation	303	719
Excess tax benefit from exercise of stock options	-	(95)
Tax benefit of stock options exercised	50	308
Deferred taxes	(2,339)	-
Payments from lessees directly to lenders—operating leases	(4,650)	(8,244)
Loss on disposal of property and equipment	142	90
Gain on disposal of operating lease equipment	(932)	(600)
Excess increase in cash value of officers life insurance	-	(19)
Changes in:
Accounts receivable—net	(26,354)	(48,784)
Notes receivable	(37)	65
Inventories	(1,555)	(9,219)
Investment in leases and leased equipment—net	(20,995)	(34,335)
Other assets	152	(279)
Accounts payable—equipment	(3,058)	(1,614)
Accounts payable—trade	12,074	3,709
Salaries and commissions payable, accrued expenses and other liabilities	(12,503)	8,763
Net cash used in operating activities	(43,207)	(56,998)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	1,647	1,270
Purchases of operating lease equipment	(22,578)	(19,711)
Proceeds from sale of property and equipment	2	2
Purchases of property and equipment	(1,927)	(2,145)
Premiums paid on officers life insurance	-	(219)
Net cash used in investing activities	(22,856)	(20,803)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)
(in thousands)	Nine Months Ended
	December 31,
	2005	2006
Cash Flows From Financing Activities:
Borrowings:
Non-recourse	$68,682	$87,029
Repayments:
Non-recourse	(27,869)	(19,213)
Purchase of treasury stock	(5,732)	(2,900)
Proceeds from issuance of capital stock, net of expenses	187	1,911
Excess tax benefit from exercise of stock options	-	95
Net borrowings on floor-planning facility	8,532	7,126
Net borrowings on lines of credit	735	4,000
Net cash provided by financing activities	44,535	78,048

Effect of Exchange Rate Changes on Cash	92	2

Net (Decrease) Increase in Cash and Cash Equivalents	(21,436)	249

Cash and Cash Equivalents, Beginning of Period	38,852	20,697

Cash and Cash Equivalents, End of Period	$17,416	$20,946

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,094	$1,981
Cash paid for income taxes	$3,695	$457
Schedule of Non-cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$24	$67
Payments from lessees directly to lenders	$21,218	$36,589

(1) See Note 2, "Restatement of Consolidated Financial Statements".
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

These interim financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended March 31, 2006. Operating results for the interim periods are not necessarily indicative of results for an entire year.

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

From time to time, in the sales of product and services, we may enter into contracts that contain multiple elements. Sales of services currently represent less than 10% of our sales.  For services that are performed in conjunction with product sales and are completed in our facilities prior to shipment of the product, sales for both the product and services are recognized upon shipment. Sales of services that are performed at customer locations are recorded as sales of product and services on the accompanying Condensed Consolidated Statements of Operations when the services are performed. If the service is performed at a customer location in conjunction with a product sale or other service sale, we recognize the sale in accordance with SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, in an arrangement with multiple deliverables, we recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the client on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

We sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.”  We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services on the accompanying Condensed Consolidated Statements of Operations. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no cost of sales.

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

We are the lessor in a number of transactions and these transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct finance leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property plus initial direct costs (net margins) is recorded as revenue at the inception of the lease. For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases we make on a non-recourse basis meet the criteria for surrender of control set forth by SFAS No. 140 and have, therefore, been treated as sales for financial statement purposes.

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

Amounts charged for our Procure+ service are recognized as services are rendered. Amounts charged for the Manage+ service are recognized on a straight-line basis over the contractual period for which the services are provided. In addition, other sources of revenue are derived from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers in the IT reseller business unit; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income. These revenues are included in fee and other income on our Condensed Consolidated Statements of Operations. Patent settlement income related to SAP America, Inc. and its German parent, SAP AG, is included in patent settlement income on our Condensed Consolidated Statements of Operations -- see also Note 12 to our Condensed Consolidated Financial Statements.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Approximately $178 thousand and $685 thousand of internal use software were capitalized for the nine months ended December 31, 2006 and 2005,  respectively, which is included in the accompanying Condensed Consolidated Balance Sheets as a component of property and equipment.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the nine months ended December 31, 2006 and 2005, costs of $59 thousand and $91 thousand, respectively, were capitalized for software to be made available to customers.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates fair value due to their short maturities. The carrying amount of our non-recourse and recourse notes payable approximates its fair value. We determined the fair value of notes payable by applying the average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments. The estimated fair value of our recourse and non-recourse notes payable at March 31, 2006 and December 31, 2006 was $134,412,611 and $168,737,035, compared to a carrying amount of $133,973,456 and $169,199,885, respectively.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the nine months ended December 31, 2006 and 2005, accumulated other comprehensive income increased $1.7 thousand and $92.1 thousand, respectively, resulting in total comprehensive income of $15.4 million and $4.2 million, respectively.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,411,268 for the nine months ended December 31, 2005 and 8,222,700 for the nine months ended December 31, 2006. Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,998,659 for the nine months ended December 31, 2005, and 8,577,999 for the nine months ended December 31, 2006.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.  Both basic and diluted EPS and weighted average shares outstanding for the three and nine months ended December 31, 2005 have been restated for changes in measurement dates resulting from the Audit Committee Investigation (as defined below in Note 2, “Restatement of Consolidated Financial Statements”).

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As a result of the errors discussed below, we have restated our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2005 and our Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2005, including related disclosures.

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

We determined revised measurement dates for those option grants with incorrect measurement dates and recorded stock-based compensation expense to the extent that the fair market value of our stock on the revised measurement date exceeded the exercise price of the stock option, in accordance with APB 25 and related FASB interpretations. Additionally, we restated both basic and diluted weighted average shares outstanding for changes in measurement dates resulting from the Investigation which also resulted in a change in the assumptions utilized in the Black-Scholes option pricing model for the nine months ended December 31, 2005. The combination of recording stock-based compensation expense and restating our weighted average shares outstanding has resulted in restated basic and diluted EPS.

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

Summary of the Restatement — Other Items

In addition to the stock option errors described above, we have also restated our Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2005 for the following reasons:

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

We have now determined that when an unaffiliated finance company remits payments to our suppliers on our behalf, we should show this transaction as a financing cash inflow and an operating cash outflow.  In addition, when we repay the financing company, we should present this transaction as a financing cash outflow. As a result, we have restated the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2005 to correct this error.

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

Reclassifications

We have also reclassified certain items for our December 31, 2005 Condensed Consolidated Statement of Cash Flows to conform to our presentation on our December 31, 2006 Condensed Consolidated Statement of Cash Flows.  These reclassifications include: (1) certain liabilities that had been included in accounts payable—trade have been reclassified to accrued expenses and other liabilities; and (2) certain personal property taxes have been reclassified to eliminate from investment in leases and leased equipment—net and accounts payable—equipment.

Impact of the Restatement

The following tables present the effects of the restatement and reclassifications on our previously issued Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2005 and the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2005 (in thousands, except per share data):

UNAUDITED CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS		Adjustments
Three Months Ended December 31, 2005	As Previously Reported	Stock-Based Compensation and Tax Impact	As Restated

Revenue
Sales of product and services	$146,385	-	$146,385
Lease revenues	13,758	-	13,758
Fee and other income	2,931	-	2,931
Total Revenue	163,074	-	163,074

Cost and Expense
Cost of sales, product and services	131,734	-	131,734
Direct lease costs	4,742	-	4,742
Professional and other fees	2,464	-	2,464
Salaries and benefits	15,678	215	15,893
General and administrative expenses	4,469	-	4,469
Interest and financing costs	1,950	6	1,956
Total Costs and Expenses	161,037	221	161,258

Earnings Before Provision for Income Taxes	2,037	(221)	1,816
Provision for Income Taxes	825	(85)	740
Net Earnings	$1,212	$(136)	$1,076

Net Earnings Per Share:
Basic	$0.15	$(0.02)	$0.13
Diluted	$0.14	$(0.02)	$0.12

Shares Used in Computing Net Earnings Per Share:
Basic	8,215,221	-	8,215,221
Diluted	8,890,948	(25,119)	8,865,829

UNAUDITED CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
		Adjustments
Nine Months Ended December 31, 2005	As Previously Reported	Stock-Based Compensation and Tax Impact	As Restated

Revenue
Sales of product and services	$440,663	$-	$440,663
Lease revenues	36,969	-	36,969
Fee and other income	9,488	-	9,488
Total Revenue	487,120	-	487,120

Cost and Expense
Cost of sales, product and services	397,564	-	397,564
Direct lease costs	12,336	-	12,336
Professional and other fees	5,188	-	5,188
Salaries and benefits	45,482	487	45,969
General and administrative expenses	13,906	-	13,906
Interest and financing costs	5,203	7	5,210
Total Costs and Expenses	479,679	494	480,173

Earnings Before Provision for Income Taxes	7,441	(494)	6,947
Provision for Income Taxes	3,014	(191)	2,823
Net Earnings	$4,227	$(303)	$4,124

Net Earnings Per Share:
Basic	$0.53	$(0.04)	$0.49
Diluted	$0.49	$(0.03)	$0.46

Shares Used in Computing Net Earnings Per Share:
Basic	8,411,268	-	8,411,268
Diluted	8,992,035	6,624	8,998,659

Unaudited Condensed Consolidated Statement
of Cash Flows
		Adjustments
Nine Months Ended December 31, 2005				Lessee
	As			Payments
	Previously	Stock-Based	Floor	to		As
	Reported	Compensation	Plan	Lenders	Other	Restated
Cash Flows From Operating Activities:
Net earnings	$4,427	$(303)	$-	$-	$-	$4,124
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,673	-	-	-	-	12,673
Write-off of non-recourse debt	(22)	-	-	-	-	(22)
Reserve for credit losses	(280)	-	-	-	-	(280)
Impact of stock-based compensation	-	303	-	-	-	303
Tax benefit of stock options exercised	50	-	-	-	-	50
Deferred taxes	(2,339)	-	-	-	-	(2,339)
Payments from lessees directly to lenders	(5,645)	-	-	995		(4,650)
Loss on disposal of property and equipment	142	-	-	-	-	142
Gain on disposal of operating lease equipment	(932)	-	-	-	-	(932)
Changes in:
Accounts receivable	(26,354)	-	-	-	-	(26,354)
Notes receivable	(37)	-	-	-	-	(37)
Inventories	(1,555)	-	-	-	-	(1,555)
Investment in leases and leased equipment—net	(4,525)	-	-	(16,569)	99	(20,995)
Other assets	152	-	-	-	-	152
Accounts payable—equipment	(2,959)	-	-	-	(99)	(3,058)
Accounts payable—trade	18,247	-	(8,532)	-	2,359	12,074
Salaries and commissions payable, accrued expenses and other liabilities	(10,144)	-	-	-	(2,359)	(12,503)
Net cash used in operating activities	(19,101)	-	(8,532)	(15,574)	-	(43,207)

Cash Flows From Investing Activities:
Proceeds from sale of operating equipment	1,647	-	-	-	-	1,647
Purchases of operating lease equipment	(22,578)	-	-	-	-	(22,578)
Proceeds from sale of property and equipment	2	-	-	-	-	2
Purchases of property and equipment	(1,927)	-	-	-	-	(1,927)
Net cash used in investing activities	(22,856)	-	-	-	-	(22,856)

Cash Flows From Financing Activities:
Borrowings:
Nonrecourse	68,682	-	-	-	-	68,682
Repayments:
Nonrecourse	(43,443)	-	-	15,574	-	(27,869)
Purchase of treasury stock	(5,732)	-	-	-	-	(5,732)
Proceeds from issuance of capital stock, net of expenses	187	-	-	-	-	187
Net borrowings on floor-planning facility	-	-	8,532	-	-	8,532
Net borrowings on lines of credit	735	-	-	-	-	735
Net cash provided by financing activities	20,429	-	8,532	15,574	-	44,535

Effect of Exchange Rate Changes on Cash	92	-	-	-	-	92

Net Decrease in Cash and Cash Equivalents	(21,436)	-	-	-	-	(21,436)

Cash and Cash Equivalents, Beginning of Period	38,852	-	-	-	-	38,852

Cash and Cash Equivalents, End of Period	$17,416	$-	$-	$-	$-	$17,416

3. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	As of
	March 31, 2006	December 31, 2006
Investment in direct financing and sales-type leases-net	$155,910	$161,209
Investment in operating lease equipment-net	49,864	55,766
	$205,774	$216,975

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	As of
	March 31, 2006	December 31, 2006
Minimum lease payments	$149,200	$158,368
Estimated unguaranteed residual value (1)	23,804	22,973
Initial direct costs, net of amortization (2)	1,763	1,684
Less: Unearned lease income	(15,944)	(19,240)
Reserve for credit losses	(2,913)	(2,576)
Investment in direct finance and sales-type leases-net	$155,910	$161,209

(1)	Includes estimated unguaranteed residual values of $1,451 and $1,213 as of March 31, 2006 and December 31, 2006, respectively, for direct financing SFAS 140 leases.
(2)	Initial direct costs are shown net of amortization of $1,786 and $1,385 as of March 31, 2006 and December 31, 2006, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows (in thousands):

	As of
	March 31, 2006	December 31, 2006
Cost of equipment under operating leases	$71,786	$87,738
Less: Accumulated depreciation and amortization	(21,922)	(31,972)
Investment in operating lease equipment-net	$49,864	$55,766

4. RESERVES FOR CREDIT LOSSES

As of March 31 and December 31, 2006, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2005	$1,959	$3,056	$5,015

Bad debts expense	1,033	-	1,033
Recoveries	(308)	-	(308)
Write-offs and other	(624)	(143)	(767)
Balance March 31, 2006	$2,060	$2,913	$4,973

Bad debts expense	1,417	(100)	1,317
Recoveries	(522)	-	(522)
Write-offs and other	(148)	(237)	(385)
Balance December 31, 2006	$2,807	$2,576	$5,383

5. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following (in thousands):

	As of
	March 31, 2006	December 31, 2006

GE Commercial Distribution Finance Corporation – Recourse accounts receivable component of our credit facility bearing interest at prime less 0.5% (7.75% at December 31, 2006) with a maximum balance of $30,000,000. Either party may terminate with 90 days’ advance notice.	$-	$-

National City Bank – Recourse credit facility of $35,000,000 expiring on July 21, 2009. At our option, the carrying interest rate is either LIBOR rate plus 175–250 basis points, or the Alternate Base Rate of the higher of prime, or federal funds rate plus 50 basis points, plus 0.25 basis points of margin. The interest rate at December 31, 2006 was 6.875%.	6,000	10,000

Total recourse obligations	$6,000	$10,000

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 3.05% to 9.05% for year ended March 31, 2006 and 3.05% to 9.25% for the nine months ended December 31, 2006.	$127,973	$159,200

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component. As of December 31, 2006 and as a result of the June 29, 2006 amendment, the facility agreement had an aggregate limit of the two components of $85.0 million, and the accounts receivable component had a sub-limit of $30 million other than during the overline period from June 26, 2006 through September 21, 2006 in which the aggregate limit of the two components was $100.0 million.  Effective June 20, 2007, the facility with GECDF was again amended to temporarily increase the total credit facility limit to $100.0 million during the period from June 19, 2007 through August 15, 2007. On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007 and then extended again on October 1, 2007 through October 31, 2007. Other than during the temporary increase periods described above, the total credit facility limit is $85.0 million. Effective October 29, 2007, the aggregate limit of the facility was increased to $125.0 million with an accounts receivable sub-limit of $30.0 million, and the temporary overline period was eliminated. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility.  We were in compliance with these covenants as of December 31, 2006.

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

Borrowings under our $35 million line of credit from National City Bank are subject to and in compliance with certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio.  We were in compliance with or had received amendments extending these covenants as of December 31, 2006. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: (a) annual Audited Financial Statements for the year ended March 31, 2007; (b) “Projections” for our fiscal year ending March 31, 2008; and (c) quarterly Unaudited Financial Statements for the quarters ended December 31, 2006 and June 30, 2007.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007 and a Ninth Amendment dated August 22, 2007.  As a result of the amendments, the agents agreed, inter alia, to extend the delivery date of the documents above through November 30, 2007.

We believe we will receive additional extensions from our lenders, if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents. However, we cannot guarantee that we will receive any such additional extensions.

6. RELATED PARTIES

We lease 50,322 square feet for use as our principal headquarters from Norton Building 1, LLC. The annual rent is $19.50 per square foot for the first year, with a rent escalation of three percent per year for each year thereafter. Phillip G. Norton is the Manager of Norton Building 1, LLC and is Chairman of the Board, President, and CEO of ePlus inc.  The lease is at or below market taking into consideration the rental charges and the ability to terminate the lease. During the three and nine months ended December 31, 2006, we paid rent in the amount of $238 thousand and $710 thousand, respectively.  During the three and nine months ended December 31, 2005, we paid rent in the amount of $219 thousand and $658 thousand, respectively.

During the nine months ended December 31, 2005, we reimbursed the landlord for certain construction costs in the amount of $280 thousand, which are being amortized over the lease term. There was no such reimbursement during the nine months ended December 31, 2006.  The capitalized reimbursement is included in property and equipment—net on the Condensed Consolidated Balance Sheets.

7. COMMITMENTS AND CONTINGENCIES

Pending Litigation

We have been involved in several matters described below, arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”), which was perpetrating a fraud related to installment sales that were assigned to various lenders and were non-recourse to us.

In the first lawsuit, which was filed May 10, 2005, an underlying lender, Banc of America Leasing and Capital, LLC (“BoA”) sought repayment from us of approximately $3,062,792 plus interest and attorneys’ fees.  The case went to trial, and a final judgment in favor of BoA was entered on February 6, 2007.  We have recorded $4,081,697, representing $3,025,000 verdict, $871,232 in attorneys’ fees and $185,465 in interest and other costs in the fiscal year ended March 31, 2006.  We have recorded an additional $36,429 in interest in the quarter ended December 31, 2006 and $108,891 for the nine months ended December 31, 2006.

The second lawsuit was filed on November 3, 2006 by BoA against ePlus inc., seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group, inc.’s obligations to BoA relating to the Cyberco transaction.  ePlus Group has already paid to BoA the judgment in the suit against ePlus Group referenced above.  The suit against ePlus seeks attorneys’ fees BoA incurred in ePlus’ appeal of BoA’s suit against ePlus Group referenced above, expenses that may be incurred in a bankruptcy adversary proceeding relating to Cyberco, attorneys’ fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and any other costs or fees relating to any of the described matters.  The trial is scheduled to begin in March 2008. ePlus is vigorously defending the suit.  We cannot predict the outcome of this suit.  We believe a loss is not probable, and we have not accrued for this matter.

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

On December 11, 2006, ePlus inc. and SAP America, Inc. and its German parent, SAP AG (collectively, “SAP”) entered into a Patent License and Settlement Agreement (the “Agreement”) to settle a patent lawsuit between the companies which was filed on April 20, 2005.  Under the terms of the Agreement, we licensed to SAP our existing patents as well as patents developed and/or acquired by us within the next five years in exchange for a one-time cash payment of $17,500,000, which was paid on January 16, 2007. No royalties or additional payments of any kind are required to keep this Agreement in full force.  We are not engaged in licensing patents in the normal course of our business and do not perform research and development activities to obtain patentable processes or products; however, we may patent our existing business processes or products. We do not anticipate incurring any additional costs arising as a result of this Agreement and there are no further actions that are required to be taken by us. In addition, SAP has agreed not to pursue legal action against us for patent infringement as to any of our current lines of business on any of SAP’s patents for a period of five years.  The Agreement also provided for general release, indemnification for its violation, and dismissed the litigation with prejudice.  We accrued for the Agreement in the quarter ended December 31, 2006 in patent settlement income on the accompanying Condensed Consolidated Statements of Operations.

On January 18, 2007 a stockholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia.  The amended complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus.  The amended complaint alleges violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets and unjust enrichment. We have filed a Motion to Dismiss the plaintiff’s amended complaint.  The amended complaint seeks monetary damages from individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees.  We cannot predict the outcome of this suit.  No amount has been accrued for this matter.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management believes that a loss is not probable and no amount has been accrued for these matters.

Regulatory and Other Legal Matters

As discussed in more detail in Note 2, “Restatement of Consolidated Financial Statements,” in June 2006, the Audit Committee commenced an investigation of our stock option grants since our initial public offering in 1996. In August 2006, the Audit Committee voluntarily contacted and advised the staff of SEC of its investigation and the Audit Committee’s preliminary conclusion that a restatement will be required. The SEC opened an informal inquiry and we have and will continue to cooperate with the staff.  No amount has been accrued for this matter.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2005 and 2006 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	As Restated (1)		As Restated (1)

Net income available to common shareholders-- basic and diluted	$1,076	$12,404	$4,124	$15,446

Weighted average common shares outstanding—basic	8,215	8,232	8,411	8,223
In-the-money options exercisable under stock compensation plans	651	225	588	355
Weighted average common shares outstanding—diluted	8,866	8,457	8,999	8,578

Income per common share:
Basic	$0.13	$1.51	$0.49	$1.88
Diluted	$0.12	$1.47	$0.46	$1.80
_________________
(1)  See Note 2, “Restatement of Consolidated Financial Statements.”

Unexercised employee stock options to purchase 890,907 and 844,707 shares of our common stock were not included in the computations of diluted EPS for the three and nine months ended December 31, 2006, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

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

During the nine months ended December 31, 2006, we repurchased 209,000 shares of our outstanding common stock for $2.9 million, whereas during the nine months ended December 31, 2005, we repurchased 447,056 shares for $5.7 million. Since the inception of our initial repurchase program on September 20, 2001, and as of December 31, 2006, we had repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total of $32.9 million.  When the stock repurchase program expired on November 17, 2006, a maximum purchase amount of $7,856,187 and up to 763,107 shares were available.  As of December 31, 2006, there was no approved stock repurchase plan.

10. STOCK-BASED COMPENSATION

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

With regard to director options, the 1996 Outside Director Stock Option Plan provided for 10,000 options to be granted to each non-employee director upon completion of the IPO, and 5,000 options to be granted to each non-employee director on the anniversary of each full year of his or her services as a director of ePlus.  As with the other components of the 1996 Plans, the director options would be granted only after execution of an Option Agreement.

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

As of December 31, 2006, a total of 2,817,594 shares of common stock have been reserved for issuance upon exercise of options granted under the Amended LTIP (2003).

Stock-Based Compensation Expense

Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation expense under APB 25 and related interpretations and disclosed certain pro forma net income and EPS information as if we had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Accordingly, we measured the compensation expense based upon intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price.

In accordance with SFAS No. 123R, we recognized $209 thousand and $719 thousand of stock-based compensation expense ($121 thousand and $416 thousand net of tax) for the three and nine months ended December 31, 2006, respectively.  As of December 31, 2006 there was $1.8 million of unrecognized compensation expense related to nonvested options. This expense is expected to be fully recognized over the next 2.5 years.  In addition, we previously presented deferred compensation as a separate component of stockholders’ equity.  In accordance with SFAS No. 123R, upon adoption, we also reclassified the balance in deferred compensation to additional paid-in-capital on our Condensed Consolidated Balance Sheet.

The following pro forma table illustrates the impact on net earnings and EPS had we applied the fair value expense recognition provisions of SFAS No. 123 for the three and nine months ended December 31, 2005 (in thousands, except per share data).

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
	As Restated (1)

Net earnings, as reported	$1,076	$4,124
Add: APB intrinsic value of stock-based compensation, net of tax	136	303
Less: FAS 123 stock-based employee compensation expense, net of tax	(150)	(465)
Net earnings, pro forma	$1,062	$3,962

Basic earnings per share, as reported	$0.13	$0.49
Basic earnings per share, pro forma	$0.13	$0.47
Diluted earnings per share, as reported	$0.12	$0.46
Diluted earnings per share, pro forma	$0.12	$0.44
___________________
 (1)  See Note 2, “Restatement of Consolidated Financial Statements.”

Stock Option Activity

During the nine months ended December 31, 2006 and 2005, there were 40,000 and 80,000 stock options granted to employees, respectively.  We use the Black-Scholes option-pricing model to estimate the fair value of stock-based option awards.  The following assumptions were utilized for the nine months ended December 31, 2005 and 2006.

	Nine Months Ended
	December 31,
	2005	2006
Options granted under the Incentive Stock
Option Plan:
Expected life of option	5 years	5 years
Expected stock price volatility	48.08%	38.22%
Expected dividend yield	0%	0%
Risk-free interest rate	4.15%	5.04%

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

A summary of stock option activity during the nine months ended December 31, 2006 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value

Outstanding, April 1, 2006	1,999,911	$6.23 - $17.38	$9.93
Options granted	40,000	$10.25	10.25
Options exercised	(173,518)	$6.23 - $10.75	7.14
Options forfeited	-
Options expired	(31,580)	$8.75 - $17.38	8.78
Outstanding, December 31, 2006	1,834,813	$6.24 - $17.38	$10.20	3.7	$2,757,679
Vested or expected to vest at
December 31, 2006	1,834,813		$10.20	3.7	$2,757,679
Exercisable, December 31, 2006	1,492,813		$10.00	3.9	$2,749,679

The total intrinsic value of stock options exercised during the nine months ended December 31, 2006 was $991 thousand.

Additional information regarding stock options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Exercise Price per Share	Weighted Avg. Contractual Life Remaining	Options Exercisable	Weighted Avg. Exercise Price per Share

$6.24 - $9.00	863,906	$7.70	3.4	863,906	$7.70
$9.01 - $13.50	760,400	12.10	3.2	418,400	11.93
$13.51 - $17.38	210,507	16.90	4.2	210,507	16.90

$6.24 - $17.38	1,834,813	$10.20	3.7	1,492,813	$10.00

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at March 31, 2006	440,500	$7.45

Granted	40,000	4.27
Vested	(138,500)	7.12
Forfeited	-

Nonvested at December 31, 2006	342,000	$7.20

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

Both segments utilize our proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit.  Income related to services generated by our proprietary software and services are also included in the technology sales business unit.

The accounting policies of the segments are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies," to our Consolidated Financial Statements contained in our 2006 Form 10-K for the fiscal year ended March 31, 2006. Corporate overhead expenses are allocated on the basis of employee headcount. Certain items have been reclassified for the three and nine months ended December 31, 2005 to conform to the three and nine months ended December 31, 2006 presentation.

	Financing Business Unit	Technology Sales Business Unit	Total

Three months ended December 31, 2005 (as restated)
Sales of product and services	$1,069	$145,316	$146,385
Lease revenues	13,758	-	13,758
Fee and other income	154	2,777	2,931
Total revenues	14,981	148,093	163,074
Cost of sales	779	130,955	131,734
Direct lease costs	4,742	-	4,742
Selling, general and administrative expenses	5,542	17,284	22,826
Segment earnings	3,918	(146)	3,772
Interest and financing costs	1,809	147	1,956
Earnings before income taxes	$2,109	$(293)	$1,816
Assets	$273,465	$108,878	$382,343

Three months ended December 31, 2006
Sales of product and services	$1,012	$182,265	$183,277
Sales of leased equipment	2,557	-	2,557
Lease revenues	16,000	-	16,000
Fee and other income	341	3,203	3,544
Patent settlement income	-	17,500	17,500
Total revenues	19,910	202,968	222,878
Cost of sales	3,172	160,591	163,763
Direct lease costs	5,574	-	5,574
Selling, general and administrative expenses	4,540	24,702	29,242
Segment earnings	6,624	17,675	24,299
Interest and financing costs	2,768	71	2,839
Earnings before income taxes	$3,856	$17,604	$21,460
Assets	$294,419	$148,078	$442,497

Nine months ended December 31, 2005 (as restated)
Sales of product and services	$3,151	$437,512	$440,663
Lease revenues	36,969	-	36,969
Fee and other income	953	8,535	9,488
Total revenues	41,073	446,047	487,120
Cost of sales	3,034	394,530	397,564
Direct lease costs	12,336	-	12,336
Selling, general and administrative expenses	16,511	48,552	65,063
Segment earnings	9,192	2,965	12,157
Interest and financing costs	4,863	347	5,210
Earnings before income taxes	$4,329	$2,618	$6,947
Assets	$273,465	$108,878	$382,343

Nine months ended December 31, 2006
Sales of product and services	$2,864	$536,059	$538,923
Sales of leased equipment	4,376	-	4,376
Lease revenues	40,853	-	40,853
Fee and other income	903	8,581	9,484
Patent settlement income	-	17,500	17,500
Total revenues	48,996	562,140	611,136
Cost of sales	6,343	475,820	482,163
Direct lease costs	16,170	-	16,170
Selling, general and administrative expenses	14,473	64,655	79,128
Segment earnings	12,010	21,665	33,675
Interest and financing costs	7,301	191	7,492
Earnings before income taxes	$4,709	$21,474	$26,183
Assets	$294,419	$148,078	$442,497

Included in the Financing Business Unit above are inter-segment accounts receivable of $4.3 million and $4.8 million for the nine months ended December 31, 2005 and 2006, respectively.  Included in the Technology Sales Business Unit above are inter-segment accounts payable of $4.3 million and $4.8 million for the nine months ended December 31, 2005 and 2006, respectively.

12. LEGAL SETTLEMENT

On December 11, 2006, ePlus inc. and SAP America, Inc. and its German parent, SAP AG (collectively, “SAP”) entered into a Patent License and Settlement Agreement (the “Agreement”) to settle a patent lawsuit between the companies which was filed on April 20, 2005.  Under the terms of the Agreement, we licensed to SAP our existing patents as well as patents developed and/or acquired by us within the next five years in exchange for a one-time cash payment of $17,500,000, which was paid on January 16, 2007. No royalties or additional payments of any kind are required to keep this Agreement in full force.  We are not engaged in licensing patents in the normal course of our business and do not perform research and development activities to obtain patentable processes or products; however, we may patent our existing business processes or products. We do not anticipate incurring any additional costs arising as a result of this Agreement and there are no further actions that are required to be taken by us. In addition, SAP has agreed not to pursue legal action against us for patent infringement as to any of our current lines of business on any of SAP’s patents for a period of five years.  The Agreement also provided for general release, indemnification for its violation, and dismissed the litigation with prejudice.  We accrued for the Agreement in the quarter ended December 31, 2006 in patent settlement income on the accompanying Condensed Consolidated Statements of Operations.

Patent settlement income	$17,500,000
Professional and other fees	5,511,437
Salaries and benefits	266,020
Net amount realized before income taxes	$11,722,543

13. SUBSEQUENT EVENT

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

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included in Part I, Item 1 of this Quarterly Report, and our Annual Report on Form 10-K  for the year ended March 31, 2006.  Operating results for interim periods are not necessarily indicative of results for an entire year.

Results of Audit Committee Review; Restatement of Financial Statements

In this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, we have restated our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2005 and our Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2005 for the effects of errors discussed in Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements.

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

OTHER SOURCES OF REVENUE.  Amounts charged for hosting arrangements in which the customer accesses the programs from an ePlus-hosted site and does not have possession of the software, and for Procure+, our procurement software package, are recognized as services are rendered. Amounts charged for Manage+, our asset management software service, are recognized on a straight-line basis over the period the services are provided. In addition, other sources of revenue are derived from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers in the IT reseller business unit; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income. These revenues are included in fee and other income on our Condensed Consolidated Statements of Operations. Patent settlement income related to SAP America, Inc. and its German parent, SAP AG, is included in patent settlement income on our Condensed Consolidated Statements of Operations -- see also Note 12 to our Condensed Consolidated Financial Statements.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE. We have capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in our Condensed Consolidated Balance Sheets as a component of property and equipment—net.  Capitalized costs, net of amortization, totaled, $622 thousand and $560 thousand as of March 31, 2006 and December 31, 2006, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in our Condensed Consolidated Balance Sheets as a component of other assets.  We had $1.0 million and $808 thousand of capitalized costs, net of amortization, as of March 31, 2006 and December 31, 2006, respectively.

SHARE-BASED PAYMENT. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We are required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the annual fiscal reporting period that begins after June 15, 2005. We have analyzed the impact of SFAS No. 123R and have adopted SFAS No. 123R as of April 1, 2006. We are using the modified-prospective and the straight-line method.  As described in Note 2, “Restatement of Consolidated Financial Statements” to the Unaudited Condensed Consolidated Financial Statements, we are restating prior fiscal periods within this Form 10-Q principally to reflect additional non-cash stock-based compensation expense relating to adjustments arising from the determinations of our Audit Committee in its review relating to our historical statements.

Results of Operations — Three and Nine Months Ended December 31, 2006 Compared to Three and Nine Months Ended December 31, 2005

Revenues. We generated total revenues during the three months ended December 31, 2006 of $222.9 million compared to revenues of $163.1 million during the three months ended December 31, 2005, an increase of 36.7%. The increase is primarily the result of increased sales of product and services. Total revenues generated by us during the nine months ended December 31, 2006 were $611.1 million compared to revenues of $487.1 million during the nine months ended December 31 2005, an increase of 25.5%. Our revenues are composed of sales of product and services, sales of leased equipment, lease revenues, and fee and other income, and may vary considerably from period to period.

Sales of product and services increased 25.2% to $183.3 million during the three months ended December 31, 2006 compared to $146.4 million generated during the three months ended December 31, 2005 and represented 82.2% and 89.8% of total revenue, respectively. The increase was a result of higher sales within our technology sales business unit subsidiaries primarily due to organic growth within our existing customer base. For the nine months ended December 31, 2006, sales of product and services increased 22.3% to $538.9 million from $440.7 million generated during the nine months ended December 31, 2005. The increase was a result of higher sales within our technology sales business unit subsidiaries.

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

A substantial portion of our sales of product and services is from sales of Hewlett Packard and CISCO products, which represented approximately 26% and 30% of sales, respectively, for the three months ended December 31, 2006 as compared to 29% and 24% of sales, respectively, for the three month period ended December 31, 2005.

Included in the sales of product and service in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment.  Our service engagements are generally governed by Statements of Work and/or Master Service Agreements.  They are primarily fixed fee; however, some agreements are time and materials or estimates.  We realized a gross margin on sales of product and services of 12.0% and 11.3% for the three and nine months ended December 31, 2006, respectively, and 10.0% and 9.8% for the three and nine months ended December 31, 2005, respectively. Our gross margin on sales of product and services is affected by the mix and volume of products sold and competitive pressure in the marketplace.

We also recognize revenue from the sale of leased equipment. During the three and nine months ended December 31, 2006, sales of leased equipment were $2.6 million and $4.4 million, respectively, and we recognized a gross margin of 1.9% and 2.1%, respectively, on these sales. During the three and nine months ended December 31, 2005, there were no sales of leased equipment.  The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Lease revenues increased 16.3% to $16.0 million for the three months ended December 31, 2006 over the three months ended December 31, 2005.  For the nine months ended December 31, 2006, lease revenues increased 10.5% to $40.9 million compared to $37.0 million during the nine months ended December 31, 2005. The increase in lease revenue is predominately due to an increase in our operating lease portfolio.  Our net investment in leased assets was $217.0 million as of December 31, 2006, a 5.4% increase from $205.8 million as of December 31, 2005.

For the three months ended December 31, 2006, fee and other income was $3.5 million, an increase of 21.0% over the three months ended December 31, 2005. For the nine months ended December 31, 2006 and 2005, fee and other income remained the same at $9.5 million. Fee and other income also includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are in our normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Patent settlement income was $17.5 million for the three and nine months ended December 31, 2006. The increase in patent settlement income is primarily attributable to the settlement of a lawsuit filed against SAP America, Inc. and SAP AG on December 14, 2006. Under the terms of the settlement agreement, we licensed to SAP our existing patents as well as patents developed and/or acquired by us within the next five years in exchange for a one-time cash payment of $17.5 million which was paid by SAP on January 16, 2007.  No royalties or additional payments of any kind are required to keep this settlement agreement in full force. We are not engaged in licensing patents in the normal course of business and do not perform research and development activities to obtain patentable processes or products; however, we may patent our existing processes or products. We do not anticipate incurring any additional costs arising as a result of this settlement agreement, and there are no further actions that are required to be taken by us. There was no patent settlement income for the three and nine months ended December 31, 2005.

Costs and Expenses. During the three months ended December 31, 2006, cost of sales, product and services increased 22.4% to $161.3 million as compared to $131.7 million during the three months ended December 31, 2005. For the nine months ended December 31, 2006, cost of sales, product and services increased 20.2% from $397.6 million to $477.9 million.  The increase corresponds to the increase in sales of product and services in our technology sales business unit which increased 22.5% for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005.

Cost of sales, product and services as a percentage of sales decreased from 90.0% to 88.0% for the three months ended December 31, 2005 and 2006, respectively. For the nine months ended December 31, 2005 and 2006, cost of sales, product and services as a percentage of sales decreased from 90.2% to 88.7%, respectively.

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

Manufacturer	Manufacturer Authorization Level
Hewlett Packard	HP Platinum/VPA (National)
Cisco Systems	Cisco Gold DVAR (National)
Microsoft	Microsoft Gold (National)
Sun Microsystems	Executive SPA Partner (National)
IBM	IBM Premium Business Partner (National)
Lenovo	Lenovo Platinum Partner
Network Appliance, Inc.	NetApp Platinum Elite
Citrix Systems, Inc.	Citrix Gold (National)

Cost of sales, leased equipment was $2.5 million for the three months ended December 31, 2006 and $4.3 million for the nine months ended December 31, 2006.  There were no cost of sales, leased equipment during the comparable period of the prior year.

Direct lease costs increased 17.5% to $5.6 million during the three months ended December 31, 2006, and 31.1% to $16.2 million during the nine months ended December 31, 2006 as compared to the same periods in the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating leased equipment. Our investment in operating leases increased 26.0% as of December 31, 2006 as compared to the same periods in the prior fiscal year.

Professional and other fees increased 194.0%, to $7.2 million for the three months ended December 31, 2006, and 156.3% to $13.3 million during the nine months ended December 31, 2006 as compared to the same periods in the prior fiscal year. The increase is primarily due to increased expenses related to patent litigation against SAP America, Inc. and its German parent, SAP AG as well as our review of accounting guidance regarding stock option grants since our IPO in 1996 and the resulting tax and accounting impact in connection with the Audit Committee Investigation.

Salaries and benefits expenses increased 12.9% to $17.9 million during the three months ended December 31, 2006, and 15.1% to $52.9 million during the nine months ended December 31, 2006 as compared to the same periods in the previous fiscal year. These increases are due in part to an increase in benefit costs and an increase in the average number of employees. We employed 682 people as of December 31, 2006, as compared to 670 people as of December 31, 2005.

General and administrative expenses decreased 9.4% to $4.1 million during the three months ended December 31, 2006, and decreased 7.1% to $12.9 million during the nine months ended December 31, 2006 as compared to the same periods in the prior fiscal year.  The decrease is due to a slight reduction in depreciation and amortization expense relating to property and equipment and increased efficiency in spending controls to enhance productivity and profits.

Interest and financing costs increased 45.2% to $2.8 million during the three months ended December 31, 2006, and 43.8% to $7.5 million during the nine months ended December 31, 2006 as compared to the same periods in the prior fiscal year. This is primarily due to an increasing non-recourse debt portfolio and increasing debt rates on new financings.  Non-recourse notes payable increased 18.4% to $159.2 million as of December 31, 2006 as compared to December 31, 2005.

Provision for Income Taxes.  Our provision for income taxes increased to $9.1 million and $10.7 million for the three and nine months ended December 31, 2006, respectively, from $0.7 million and $2.8 million for the three and nine months ended December 31, 2005, respectively, primarily due to an increase in net earnings.  Our effective income tax rates for both the three and nine months ended December 31, 2006 were 42.2% and for the three and nine months ended December 31, 2005 were 40.8% and 40.6%, respectively.

Net Earnings. The foregoing resulted in a 1053.3% and a 274.5% increase in net earnings for the three and nine months ended December 31, 2006, respectively, as compared to the same periods in the prior fiscal year.

Basic and fully diluted earnings per common share were $1.51 and $1.47 for the three months ended December 31, 2006, respectively, as compared to $0.13 and $0.12 for the three months ended December 31, 2005, respectively. Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2006 were 8,231,741 and 8,456,627, respectively.  For the three months ended December 31, 2005, the basic and diluted weighted average common shares outstanding were 8,215,221 and 8,865,829, respectively.

Basic and fully diluted earnings per common share were $1.88 and $1.80 for the nine months ended December 31, 2006, as compared to $0.49 and $0.46 for the nine months ended December 31, 2005. Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2006 were 8,222,700 and 8,577,999, respectively. For the nine months ended December 31, 2005, the basic and diluted weighted average common shares outstanding were 8,411,268 and 8,998,659, respectively.  The number of common shares outstanding decreased due to our repurchases of our common stock.

Liquidity and Capital Resources

During the nine months ended December 31, 2006, we used cash flows from operations of $57.0 million and used cash flows from investing activities of $20.8 million. Cash flows provided by financing activities amounted to $78.0 million during the same period. The effect of exchange rate changes during the period generated cash flows of $2.0 thousand.  The net effect of these cash flows was a net increase in cash and cash equivalents of $0.2 million during the nine months ended December 31, 2006. During the same period, our total assets increased $68.6 million, or 18.3%, primarily as the result of increases in our accounts receivable, investment in leases, and inventory. Our cash balance as of December 31, 2006 was $20.9 million as compared to $20.7 million as of March 31, 2006.

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for lease to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. During the nine months ended December 31, 2006, our lease-related non-recourse debt portfolio increased 24.4% to $159.2 million as compared to March 31, 2006.

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

Accounts payable—equipment represents equipment costs that have been placed on a lease schedule, but for which we have not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of December 31, 2006, we had $6.2 million of unpaid equipment cost, as compared to $7.7 million as of March 31, 2006.

Accounts payable—trade increased 18.0% to $22.7 million as of December 31, 2006 from $19.2 million as of March 31, 2006. The increase is primarily related to an increase in sales of product and services and, consequently, an increase in cost of goods sold, product and services from our technology business unit.

Accounts Payable—floor plan increased 15.3% to $53.8 million as of December 31, 2006 from $46.7 million as of March 31, 2006. This increase is primarily due to a rise in sales of product and services from our technology business unit that we transacted through our floor plan facility with GE Commercial Distribution Finance Corporation (“GECDF”).

Accrued expenses and other liabilities includes deferred income and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $30.9 million and $33.3 million of accrued expenses and other liabilities as of December 31, 2006 and March 31, 2006, respectively, a decrease of 7.2%.

Non-recourse notes payable increased 24.4% or $31.2 million from March 31, 2006 to December 31, 2006.  This increase is due to a strategic effort to fund existing leases in our portfolio with non-recourse debt.

Based on past performance and current expectations, we believe that our cash and cash equivalents, available borrowings based on continued compliance and/or waivers or extensions under our credit facilities, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, commitments, acquisitions and other liquidity requirements associated with our existing operations through at least the next 12 months.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  As of December 31, 2006 and as a result of the June 29, 2006 amendment, the facility had an aggregate limit of the two components of $85.0 million other than during the overline period from June 26, 2006 through September 21, 2006 in which the aggregate limit of the two components was $100.0 million.  Effective June 20, 2007, the facility with GECDF was again amended to temporarily increase the total credit facility limit to $100.0 million during the period from June 19, 2007 through August 15, 2007.  On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007 and then extended again on October 1, 2007 through October 31, 2007.  Other than during the temporary increase periods described above, the total credit facility limit is $85.0 million.  The accounts receivable component has a sub-limit of $30.0 million. Effective October 29, 2007, the aggregate limit of the facility was increased to $125.0 million with an accounts receivable sub-limit of $30.0 million, and the temporary overline period was eliminated. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with these covenants as of December 31, 2006.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc.  The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates.  We have not delivered the annual audited financial statements for the year ended March 31, 2007; however, GECDF has extended the delivery date to provide the financial statements through November 30, 2007. We believe we will receive additional extensions from our lender, if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents.

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

The respective floor plan component credit limits and actual outstanding balances (in thousands) were as follows:

Maximum Credit Limit at March 31, 2006	Balance as of March 31, 2006	Maximum Credit Limit at December 31, 2006	Balance as of December 31, 2006
$75,000	$46,689	$85,000	$53,815

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

The respective accounts receivable component credit limits and actual outstanding balances (in thousands) were as follows:

Maximum Credit Limit at March 31, 2006	Balance as of March 31, 2006	Maximum Credit Limit at December 31, 2006	Balance as of December 31, 2006
$20,000	$0	$30,000	$0

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

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company. Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin.  The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%.  The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of December 31, 2006, we had an outstanding balance of $10.0 million on the facility, as recorded in recourse notes payable on our Condensed Consolidated Balance Sheets.

In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.  The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets.  Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated.  The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales.  Other than as detailed below, we were in compliance with these covenants as of December 31, 2006.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: (a) annual Audited Financial Statements for the year ended March 31, 2007; (b) “Projections” for our fiscal year ending March 31, 2008; and (c) quarterly Unaudited Financial Statements for the quarters ended December 31, 2006 and June 30, 2007.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a Third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007 and a Ninth Amendment dated August 22, 2007.  As a result of the amendments, the agents agreed, inter alia, to extend the delivery date requirements of the documents above through November 30, 2007.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, timing and mix of specific transactions and other factors. See Part I, Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2006. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates.  These instruments, which are denominated in U.S. Dollars, were entered into for other than trading purposes with the exception of amounts drawn under the National City Bank and GECDF facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GECDF facilities bear interest at a market-based variable rate.  Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of December 31, 2006, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

We adopted a methodology for determining the most likely appropriate accounting measurement dates for all stock option grants.  We reviewed all available documentation and considered all facts and circumstances for each award and attempted to identify the date at which the award was most likely authorized and approved and the recipient, number of shares and price were determined with finality.  A detailed discussion of the correction of these errors and the impact of the adjustment to our Condensed Consolidated Financial Statements for the periods ended December 31, 2005 is included in Note 2, “Restatement of Consolidated Financial Statements” to our Unaudited Condensed Consolidated Financial Statements.

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

In addition, we will strengthen our Internal Audit function by: (i) having the Internal Audit function report directly to the Audit Committee; (ii) implementing appropriate enhancements to our independent monitoring of financial controls, including specifically the monitoring of stock options and compensation issues; and (iii) implementing appropriate additional compliance training for our employees and management and we will adopt a new long-term incentive plan to effectuate the new Option Grant Policy. We will ensure that the new plan is accurately described in public filings. In addition to the stock option errors described above, we have also restated our Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2005 for the following reasons:

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

We have now determined that when an unaffiliated finance company remits payments to our suppliers on our behalf, we should show this transaction as a financing cash inflow and an operating cash outflow.  In addition, when we repay the financing company, we should present this transaction as a financing cash outflow. As a result, we have restated the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2005 to correct this error.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective due to an existing material weakness in our internal control over financial reporting as discussed below.

Change in Internal Control over Financial Reporting

Our CEO and CFO have implemented changes and improvements in our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses in previous periods, relating to our historical stock option granting process.  During the quarter ended December 31, 2006, we implemented the Option Grant Policy as described above that was adopted by the Board on September 28, 2006, except for the adoption of a new long-term incentive plan which we intend to submit to the shareholders at our next annual meeting.

During the course of preparing our Condensed Consolidated Financial Statements for the period ended December 31, 2006, we identified a material weakness related to the cut-off and recognition of service sales and accrued liabilities.  We have begun remediation of this material weakness as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Other than the changes noted above, there have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation

In connection with the preparation of our Condensed Consolidated Financial Statements for the period ended December 31, 2006, we performed additional procedures related to the cut-off and recognition matters noted above.  In addition, we are developing a plan to enhance our controls surrounding these cut-off issues including, but not limited to, improvements to existing software applications to track service engagements, standardization of sales contract terms, and additional staff training. The actions that we plan to take are subject to continued management review supported by confirmation and testing as well as audit committee oversight.

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

In a bankruptcy adversarial complaint filed on December 7, 2006 in the United States Bankruptcy Court for the Western District of Michigan, the bankruptcy trustee filed a claim against ePlus Group, inc. seeking payments of approximately $775,000 as alleged preferential transfers.  ePlus retained none of those payments, and instead forwarded them to the appropriate assignees of the underlying leases. Of the $775,000 in payments, approximately $200,000 was forwarded to Banc of America Leasing and Capital, LLC (“BoA”) and the remainder was forwarded to GMAC Commercial Finance, LLC (“GMAC”).  Subsequent to its suit against ePlus the trustee added BoA and GMAC as defendants.  We intend to vigorously defend these claims.

On January 4, 2005 we filed suit in the United States District Court for the Southern District of New York against our insurance carrier, Travelers Property Casualty Company of America (“Travelers”), seeking a declaratory judgment that any potential liability for claims made against ePlus by GMAC or BoA, is covered by our insurance policy with Travelers.  The BoA claims are described below, and in July 2006 we settled a similar claim by GMAC for $6,000,000. On February 9, 2006, the court granted summary judgment for Travelers, determining that our claim was not covered by our insurance policies.  A final judgment was entered on or about October 25, 2006, and ePlus timely appealed to the United States Court of Appeals for the Second Circuit.  The ultimate decision on insurance coverage will apply to the claims filed against us by both underlying lenders, GMAC and BoA.  We believe that our position asserting insurance coverage is correct, but we cannot predict the outcome on this appeal.

On May 10, 2005, BoA filed a lawsuit against ePlus Group, inc. in the Circuit Court for Fairfax County, Virginia. BoA funded one of the Cyberco sales in exchange for an assignment of the payment stream, and after Cyberco went into bankruptcy, BoA sought to recover its loss of approximately $3,062,792 plus interest.  On September 14, 2006 a jury verdict found in favor of BoA, and awarded BoA $3,025,000 plus interest of $396 per day beginning December 22, 2004.  On or about February 6, 2007, a final judgment was entered, which also awarded BoA $871,232 in attorneys’ fees.  The judgment, fees and applicable interest was accrued in the period ended March 31, 2006.  We paid the total judgment, including interest and fees, of $4,258,237 in two payments, the last of which was made on June 15, 2007.

In addition, BoA filed a lawsuit against ePlus inc. on November 3, 2006 in the Circuit Court for Fairfax County, Virginia, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group, inc.’s obligations to BoA relating to the Cyberco transaction.  ePlus Group has already paid to BoA the judgment in the Fairfax County lawsuit referenced above.  The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group referenced above, expenses that may be incurred in a bankruptcy adversary proceeding relating to Cyberco, attorneys’ fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and any other costs or fees relating to any of the described matters.  We cannot predict the outcome of this suit.

On January 12, 2007, ePlus Group, inc. filed a complaint against Banc of America Leasing & Capital, LLC in the Superior Court of California, County of San Diego, seeking relief on matters not adjudicated in the Virginia state court action referenced above.  While we believe that we have a basis for our claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claim for damages, whether any award ultimately received will exceed the costs incurred to pursue this matter or how long it will take to bring this matter to resolution.

On June 22, 2007, ePlus Group, inc. and two other Cyberco victims filed suit in the United States District Court for the Western District of Michigan against The Huntington National Banks.  The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion.  While we believe that we have a basis for our claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claim for damages, whether any award ultimately received will exceed the costs incurred to pursue this matter or how long it will take to bring this matter to resolution.

Other Matters

On January 18, 2007 a shareholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia.  The amended complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus, inc.  The amended complaint alleges violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets and unjust enrichment. The amended complaint seeks monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees.  We have filed a motion to dismiss the amended complaint.  We cannot predict the outcome of this suit.

On December 11, 2006, ePlus inc. and SAP America, Inc. and its German parent, SAP AG (collectively, “SAP”) entered into a Patent License and Settlement Agreement (the “Agreement”) to settle a patent lawsuit between the companies which was filed on April 20, 2005.  Under the terms of the Agreement, we licensed to SAP our existing patents as well as patents developed and/or acquired by us within the next five years in exchange for a one-time cash payment of $17,500,000, which was paid on January 16, 2007. No royalties or additional payments of any kind are required to keep this Agreement in full force.  We are not engaged in licensing patents in the normal course of our business and do not perform research and development activities to obtain patentable processes or products; however, we may patent our existing business processes or products. We do not anticipate incurring any additional costs arising as a result of this Agreement and there are no further actions that are required to be taken by us. In addition, SAP has agreed not to pursue legal action against us for patent infringement as to any of our current lines of business on any of SAP’s patents for a period of five years.  The Agreement also provided for general release, indemnification for its violation, and dismissed the litigation with prejudice.  We accrued for the Agreement in the quarter ended December 31, 2006 in patent settlement income on the accompanying Condensed Consolidated Statements of Operations.

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

There can be no assurance that these or any existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, or results of operations or cash flows.

Item 1A.  Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2006.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2006 through April 30, 2006	62,400	$14.32	62,400	688,704	(2)
May 1, 2006 through May 31, 2006	122,900	$13.65	122,900	599,104	(3)
June 1, 2006 through June 30, 2006	23,700	$13.01	23,700	603,904	(4)
July 1, 2006 through July 31, 2006	-	$10.11	-	777,148	(5)
August 1, 2006 through August 31, 2006	-	$9.65	-	814,197	(6)
September 1, 2006 through September 30, 2006	-	$9.72	-	808,416	(7)
October 1, 2006 through October 31, 2006	-	$10.69	-	734,979	(8)
November 1, 2006 through November 30, 2006	-	$10.06	-	781,166	(9)
December 1, 2006 through December 31, 2006	-	$10.30	-	763,107	(10)

(1)	All shares acquired were in open-market purchases.
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

(6)
The share purchase authorization in place for the month ended August 31, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of August 31, 2006, the remaining authorized dollar mount to purchase shares was $7,856,187 and, based on August's average price per share of $9.649, the maximum number of shares that may yet be purchased is 814,197.

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

(8)
The share purchase authorization in place for the month ended October 31, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of October 31, 2006, the remaining authorized dollar amount to purchase shares was $7,856,187 and, based on October's average price per share of $10.689, the maximum number of shares that may yet be purchased is 734,979.

(9)
The share purchase authorization in place for the month ended November 30, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of November 30, 2006, the remaining authorized dollar amount to purchase shares was $7,856,187 and, based on November's average price per share of $10.057, the maximum number of shares that may yet be purchased is 781,166.

(10)
The share purchase authorization in place for the month ended December 31, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12,500,000). As of December 31, 2006, the remaining authorized dollar amount to purchase shares was $7,856,187 and, based on December's average price per share of $10.295, the maximum number of shares that may yet be purchased is 763,107.

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

During the three months ended December 31, 2006, we repurchased no shares of our outstanding common stock, whereas during the three months ended December 31, 2005, we repurchased 276,756 shares for $3.7 million. During the nine months ended December 31, 2006 and 2005 we repurchased 209,000 and 447,056 shares of our outstanding common stock for $2.9 million and $5.7 million, respectively.  Since the inception of the Company’s initial repurchase program on September 20, 2001, and as of December 31, 2006, we had repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total of $32.9 million. As of December 31, 2006, there was no approved stock repurchase plan.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 6, 2007	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer

Date: November 6, 2007	/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini
Chief Financial Officer