Form 10-K
period 2007-03-31
EPLUS INC
filed 2008-02-08
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2007
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Large accelerated filer ☐ Accelerated filer    ☐Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2006 was $42,229,317. The outstanding number of shares of common stock of ePlus as of December 31, 2007, was 8,231,741.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

None

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “will,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on our behalf. Any such statement speaks only as of the date the statement was made.  Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of the risks and uncertainties described below may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results.

Although we have been offering IT financing since 1990 and direct marketing of IT products since 1997, our comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software—has been available since 2002. Consequently, we may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by companies providing new and/or bundled solutions in an evolving market. Some of these challenges relate to our ability to:

•	manage a diverse product set of solutions in highly-competitive markets;
•	increase the total number of customers utilizing bundled solutions by up-selling within our customer base and gain new customers;
•	adapt to meet changes in markets and competitive developments;
•	maintain and increase advanced professional services by retaining highly-skilled personnel and vendor certifications;
•	integrate with external IT systems including those of our customers and vendors; and
•	continue to update our software and technology to enhance the features and functionality of our products.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” sections contained elsewhere in this document, as well as any subsequent Reports on Form 10-Q and Form 8-K and other filings with the SEC.

PART I

ITEM 1.  BUSINESS

GENERAL

Our company was founded in 1990 under the name Municipal Leasing Corporation. Subsequently, the name was changed to MLC Group, Inc. In 1996, our company engaged in a holding company reorganization whereby MLC Group became a wholly owned subsidiary of MLC Holdings, Inc., a newly formed Delaware corporation. MLC Holdings, Inc. changed its name to ePlus inc. in 1999.

Our operations are conducted through two basic business segments. Our first segment is our technology sales business unit that includes all the technology sales and related services, including procurement, asset management, and electronic catalog content management software sales and services. Our second segment is our financing business unit that consists of the equipment and financing business to both commercial and government-related entities and the associated business process outsourcing services. See Note 13,“Segment Reporting” in the Consolidated Financial Statements included elsewhere in this report.

ePlus inc. does not engage in any other business other than serving as the parent holding company for the following operating companies:

Technology Sales Business

•	ePlus Technology, inc.;

•	eManaged Solutions, inc.;

•	ePlus Systems, inc.;

•	ePlus Content Services, inc.; and

•	ePlus Document Systems, inc.

Financing Business

•	ePlus Group, inc.;

•	ePlus Government, inc.;

•	ePlus Canada Company;

•	ePlus Capital, inc.;

•	ePlus Jamaica, inc.; and

•	ePlus Iceland, inc.

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

We have acquired the following material entities or assets since April 1, 2004.

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
•
proprietary software, including order-entry and order-management software (OneSource®), procurement, asset management, document management and distribution software, and electronic catalog content management software and services.

We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 16 years and have been providing software for more than seven years. We currently derive the majority of our revenues from IT product sales, professional services, and leasing. We sell primarily by using our internal sales force and through vendor relationships to commercial customers; federal, state and local governments; K-12 schools; and higher education institutions. We also lease and finance equipment, and supply software and services directly and through relationships with vendors and equipment manufacturers.

Our broad product offerings provide customers with a highly-focused, end-to-end, turnkey solution for purchasing, lifecycle management, and financing for IT products and services. In addition, we offer asset-based financing and leasing of capital assets and lifecycle management solutions for the assets during their useful life, including disposal. For the customer, we can offer a multi-disciplinary approach for implementing, controlling, and maintaining cost savings throughout their organization, allowing customers to simplify their administrative processes, gain data transparency and visibility, and enhance internal controls and reporting.

 The key elements of our business are:

•	Direct IT Sales: We are a direct marketer and authorized reseller of leading IT products via our direct sales force and web-based ordering solutions, such as OneSource®.

•
Advanced Professional Services:  We provide an array of internet telephony and internet communications, network design and implementation, storage, security, virtualization, business continuity, maintenance, and implementation services to support our customer base as part of our consolidated service offering.

•
Leasing, Lease and Asset Management, and Lifecycle Management:  We offer a wide range of competitive and tailored leasing and financing options for IT and capital assets. These include operating and direct finance leases, lease process automation and tracking, asset tracking and management, risk management, disposal of end-of-life assets, and lifecycle management.

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

INDUSTRY BACKGROUND

Prior to late 2000, the IT industry experienced strong growth rates as a result of Y2K spending and the emerging Internet industry. Sales of IT products in the following years decreased due to sluggish economic growth, the September 11, 2001 terrorist act, and an overall lengthening of IT replacement cycles. The slowdown in IT spending appeared to begin in the fourth quarter of 2000, and recovery was first evident in the latter half of 2003, which continued in 2004 and 2005. In the leasing business, low historical interest rates combined with healthy corporate earnings from 2003 to late 2005 caused a decline in lease origination volumes throughout the industry. In the current marketplace, we believe demand for IT equipment and services is being driven by the following industry trends:

•
We believe there is increased demand for energy efficient data solutions and customers are directing their spending on solutions that reduce energy consumption, footprint, and costs.  These solutions include server consolidation and virtualization, advanced internet communications, and replacing older technology with more energy efficient new technology.  We have continued to focus our advanced technology solutions and resources in these areas to meet expected customer demand.

•
We believe that customers are seeking to reduce their number of solutions providers to improve internal efficiencies, create enhanced accountability and improve supplier management, and reduce costs.  We have continued to enhance our relationships with premier manufacturers and gained the engineering certifications required to provide the most desired technologies for our customers.  In addition, we have continued to enhance our automated business processes, including eProcurement and electronic business solutions, such as OneSource®, to make transacting business with us more efficient and cost effective for our customers.

•
We believe that customers will prefer bundled offerings to include IT products/services and leasing, due to decreased liquidity in the global financial markets, as customers seek to preserve cash balances and working capital availability under bank lines.

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

We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of IT products and services with the added competitive advantage of in-house proprietary software. In addition, our ability to provide financing for capital assets to our clients and our lifecycle management solutions provides an additional benefit and differentiator in the marketplace. While purchasing decisions will continue to be influenced by product selection and availability, price, and convenience, we believe that our comprehensive set of solutions will become the differentiator that businesses will look for to reduce the total cost of ownership.

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

The market for leasing is intensely competitive and subject to changing economic conditions and market activities of industry participants. We expect to continue to compete in all areas of business against local, regional, and national firms, including banks, specialty finance companies, hedge funds, vendors' captive finance companies, and third-party leasing companies. Banks and large specialty financial services companies sell directly to business clients, particularly larger enterprise clients, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may utilize internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer and contractual relationships that are difficult to displace. However, these competitors typically do not offer the breadth of product, service, and software offerings that we offer our clients.

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

The software market is in a constant state of change due to overall market acceptance and economic conditions among other factors. There are a number of companies developing and marketing business-to-business electronic commerce solutions targeted at specific vertical markets. Other competitors are also attempting to migrate their technologies to an Internet-enabled platform. Some of these competitors and potential competitors include enterprise resource planning system vendors and other major software vendors that are expected to sell their procurement and asset management products along with their application suites. These enterprise resource planning vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from existing legacy systems and processes.

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

For a discussion of risks associated with the actions of our competitors, see Item 1A, “Risk Factors” of this Form 10-K.

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

Expand Advanced Professional Service Offerings

Since 2004, we have focused on gaining engineering certifications and advanced professional services expertise in advanced technologies of strategic vendors, such as Cisco Systems, IBM, HP, and Network Appliance. We are especially focused on internet working, security, and storage technologies that are currently in high demand. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional and national markets. This significantly increases direct and referral sales opportunities to provide our products and services, and allows us to achieve optimal pricing levels. Second, within our own existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies.

Strengthening Vendor Relationships

We believe it is important to maintain relationships with key manufacturers such as HP, IBM, Cisco, and Network Appliances on both a national level, for strategic purposes, and at the local level, for tactical objectives. Strategically, national relationships with key manufacturers give us increased visibility and legitimacy, and authenticate our services. In addition, by maintaining a number of high level engineering certifications, we are promoted as a high level solutions provider by certain manufacturers. On the tactical level, by having more than 31 locations, we are able to maintain direct relationships with key sales and marketing personnel, who provide referral sales opportunities that are unavailable to Internet-only and catalog-based direct marketers.

Expand the functionality of our Internet-based solutions, especially OneSource®

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

As of March 31, 2007, our sales force was organized regionally in 31 office locations throughout the United States. See Item 2, “Properties” of this Form 10-K for additional office location information. As of March 31, 2007 our sales organization included 246 sales, marketing and sales support personnel.

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

For example, we have three electronic sourcing system patents, two catalog management patents, and three image transmission management patents in the United States, among others. We have a counterpart of the electronic sourcing system patents in nine European forums, and of the image transmission management patents in four additional different countries. In 2005, the three U.S. patents for electronic sourcing systems were determined to be valid and enforceable by a jury at trial however, in 2006, a trial to enforce the same patents ended in a mistrial. We cannot provide any assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation. We also have the following registered service/trademarks: ePlus, ePlusSuite, Procure+, Manage+, Service+, Finance+, ePlus Leasing, International Computer Networks, Docpak, Simply Faster, Viewmark, Digital Paper, Intranetdocs, OneSource, Content+, eECM, ICN, and ePlus Enterprise Cost Management. We also have over twenty registered copyrights and additional common-law trademarks and copyrights.

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

IT Sales and Professional Services. We are an authorized reseller of, or have the right to resell products and services from, over 400 manufacturers. Our larger manufacturer relationships include HP, IBM, Cisco, and Microsoft Corporation. Tech Data and Ingram Micro, Inc. are our largest distributors. We have multiple vendor engineering certifications that authorize us to market their products and enable us to provide advanced professional services. Our flexible platform and customizable catalogs facilitate the addition of new vendors with a minimal incremental effort. Using the distribution systems available, we usually sell products that are shipped from the distributors or suppliers directly to our customer's location, which allows us to keep our inventory of any product to a minimum. The products we sell typically have payment account terms ranging from due upon delivery up to a maximum 90 days to pay, depending on the customer’s credit and payment structuring.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal government contractors. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. We primarily lease computers, associated accessories and software, communication-related equipment, medical equipment, industrial-related machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment.

In anticipation of the expiration of the initial term of a lease, we initiate the remarketing process for the related equipment. Our goal is to maximize revenues on the remarketing effort by either (1) releasing or selling the equipment to the initial lessee, (2) renting the equipment to the initial lessee on a month-to-month basis, or (3) selling or leasing the equipment to an equipment broker or a different customer. The remarketing process is intended to enable us to recover or exceed the original estimated residual value of the leased equipment. Any amounts received over the estimated residual value less any commission expenses become profit margin to us and can significantly impact the degree of profitability of a lease transaction.

We aggressively manage the remarketing process of our leases to maximize the residual values of our leased equipment portfolio. To date, we have realized a premium over our original recorded residual assumption or the net book value.

Financing and Bank Relationships. We have a number of bank and finance company relationships that we use to provide working capital for all of our businesses and long-term financing for our lease financing businesses. Our finance department is responsible for maintaining and developing relationships with a diversified pool of commercial banks and finance companies with varying terms and conditions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Default and Loss Experience.  During the fiscal year ended March 31, 2006, we increased reserves for credit losses by $0.5 million, and incurred actual credit losses of $0.8 million. During the fiscal year ended March 31, 2007, we reduced reserves for credit losses by $0.6 million, and incurred actual credit losses of $0.7 million.

EMPLOYEES

As of March 31, 2007, we employed 649 full-time and part-time employees who operated through 31 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

Number of Employees
Sales and Marketing	246
Technical Support	123
Administration	184
Software and Implementations	88
Executive	8

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

ITEM 1A.  RISK FACTORS

We Have Received Inquiries Related to Our Historical Stock Option Grant Practices.

As described elsewhere herein, we are involved in a shareholder derivative action in connection with certain historical stock option grants. We have filed a motion to dismiss the plaintiff’s amended complaint.  In June 2006, our Audit committee commenced a voluntary investigation (the “Audit Committee Investigation” or “Investigation”) of our historical practices related to stock option grants.  In August 2006, we filed a Form 8-K which disclosed that based on its review and assessment, the Audit Committee preliminarily concluded that the appropriate measurement dates for determining the accounting treatment for certain stock options we granted differ from the recorded measurement dates used in preparing our Consolidated Financial Statements.  Accordingly, it was further disclosed that we would restate our previously issued financial statements for the fiscal years ended March 31, 2004 and 2005, as well as previously reported interim financial information, to reflect additional non-cash charges for stock-based compensation expense and the related tax effects in certain reported periods.  The Form 10-K for the year ended March 31, 2006 which included the restated financial statements for the years ended March 31, 2004 and 2005 was filed on August 16, 2007.  Also, in August 2006, the Audit Committee voluntarily contacted and advised the staff of the SEC of its Investigation and the Audit Committee’s preliminary conclusion that a restatement would be required.  The staff of the SEC opened an informal inquiry.

We have cooperated and intend to continue to cooperate with the SEC.  The inquiry of the staff of the SEC may look at the accuracy of the stated dates of our historical option grants, our disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, and whether our historical financial statements are materially accurate and other issues. Counsel for the Audit Committee also received an inquiry from the Office of the United States Attorney for the Eastern District of Virginia in October 2006.  We are currently being audited by the Internal Revenue Service (“IRS”).  In connection with this audit, the IRS has requested information concerning stock options.  Regardless of the outcome of these inquiries and the derivative action, we may continue to incur substantial costs, which could have a material adverse effect on our financial condition and results of operations. In addition, it is possible that other governmental or regulatory agencies may undertake inquiries with respect to our historical option grants.  Such inquiries could lead to formal proceedings against us, as well as our officers and/or directors.  We cannot provide assurance that the SEC or the IRS will (i) agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts, or (ii) not find inappropriate activity in connection with our historical stock option practices. If the SEC or the IRS disagrees with our financial or tax adjustments and such disagreement results in material changes to our historical financial statements, we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Because We Did Not File Our Periodic Reports With the SEC on a Timely Basis, Our Common Stock Was Delisted From The Nasdaq Global Market.

Due to the findings of the Audit Committee Investigation and the resulting restatement, we did not file any of our periodic reports with the SEC on a timely basis since we last filed our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.  Consequently, our common stock was delisted from the Nasdaq Global Market on July 20, 2007.  As a result, the price of our stock and the ability of our stockholders to trade in our stock may be adversely affected.  When we file our Forms 10-Q for the periods ended June 30, 2007 and September 30, 2007, we will be current with SEC reporting requirements.  We cannot determine how long it will take for us to regain compliance with the Nasdaq listing requirements and reapply for listing of our common stock.  Since we are not current in our filings with the SEC, we are subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we may not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect the retention of executive management, our business and our results of operations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report from management on internal control over financial reporting in their annual reports on Form 10-K. We expect that these rules relating to management’s report on internal control over financial reporting will first apply to us with respect to our fiscal year ending March 31, 2008, and the rules related to our auditor’s attestation report, to our fiscal year ending March 31, 2009. To comply with the Sarbanes-Oxley Act and the SEC’s new rules and regulations, we are evaluating our internal control systems and taking remedial actions to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. As a result, we have incurred expenses, and expect to incur additional expenses, and diversion of management’s time and attention from the daily operations of the business, which may increase our operating expenses and impair our ability to sustain profitability based on accounting principles generally accepted in the United States (“U.S. GAAP”).  There can be no assurance that we will be able to maintain our schedule to complete all assessment and testing in a timely manner and, if we do not, that we will have the resources available to complete necessary assessment and reporting on internal controls on a timely basis. Further, we cannot be certain that our testing of internal control and resulting remediation actions will yield adequate internal control over financial reporting as required by Section 404. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could adversely affect the market price of our common stock.

We Have Identified a Material Weakness Related to the Cut-off and Recognition of Service Sales and Accrued Liabilities and Concluded that Our Internal Control Over Financial Reporting was not Effective as of March 31, 2007.

We have identified a material weakness related to the cut-off and recognition of service sales and accrued liabilities and, as a result, have concluded that our internal control over financial reporting as of March 31, 2007 was not effective.  Remediation of this material weakness may be costly and time consuming.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.

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

We May Not Reserve Adequately for Our Credit Losses.

Our reserve for credit losses reflects management’s judgment of the loss potential. Our management bases its judgment on the nature and financial characteristics of our obligors, general economic conditions and our bad debt experience. We also consider delinquency rates and the value of the collateral underlying the finance receivables. We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If our reserves for credit losses are not adequate, our business, operating results and financial condition may suffer.

We Rely on Inventory and Accounts Receivable Financing Arrangements.

The loss of the technology sales credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and the operational function for our accounts payable process.

We May Not Adequately Protect Ourselves Through Our Contract Vehicles or Insurance Policies.

We may not properly create contracts to protect ourselves against the risks inherent in our business including, but not limited to, warranties, limitations of liability, human resources and subcontractors, patent and product liability, and financing activities. Despite the non-recourse nature of the loans financing our activities, non-recourse lenders have in the past brought suit when the underlying transaction turns out poorly for the lenders. We have vigorously defended such cases in the past and will do so in the future, however, investors should be aware that such suits are normal risks, and the cost of defense are normal cost of our business.

Costs to Protect Our Intellectual Property May Affect Our Earnings.

The legal and associated costs to protect our intellectual property may significantly increase our expenses and have a material adverse effect on our operating results. We may deem it necessary to protect our intellectual property rights and significant expenses could be incurred with no certainty of the results of these potential actions. Costs relative to lawsuits are usually expensed in the periods incurred and there is no certainty in recouping any of the amounts expended regardless of the outcome of any action.

We Face Risks of Claims From Third Parties for Intellectual Property Infringement That Could Harm Our Business.

We cannot provide assurance that our products and services do not infringe on the intellectual property rights of third parties.  In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, we may not be aware of applications that have been filed which relate to our products or processes. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We may not be able to obtain such licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services. In addition, in certain instances, third parties licensing software to us have refused to indemnify us for possible infringement claims.

Capital Spending by Our Customers May Decrease.

We rely on our customers to purchase capital equipment from us to maintain or increase our earnings. If there is a downward turn in the economy, or an increase in competition, sales of capital equipment may decrease, thus adversely affecting our earnings.

We Face Substantial Competition From Larger Companies As Well As Our Vendors and Financial Partners.

In our reseller business, direct marketing to end-users by manufacturers, rather than through resellers such as us, may adversely affect future sales. Many competitors compete principally on the basis of price and may have lower costs than us and, therefore, current gross margins may not be maintainable.  In addition, we do not have guaranteed commitments from our customers and, therefore, our sales volume may be volatile.

In our leasing business, we face competition from many sources including much larger companies with greater financial resources.  Our competition may even come from some of our vendors or financial partners who choose to market directly to customers.  Our competition may lower lease rates in order to gain additional business.

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

At the inception of each lease, we estimate the fair market value of the item as a residual value for the leased equipment based on the terms of the lease contract. A decrease in the market value of such equipment at a rate greater than the rate we expected, whether due to rapid technological obsolescence or other factors, would adversely affect the residual values of such equipment. Any such loss, which is considered by management to be other than temporary in nature, would be recognized in the period of impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”  Consequently, there can be no assurance that our estimated residual values for equipment will be realized.

Our Ability to Consummate and Integrate Acquisitions May Materially and Adversely Affect Our Profitability if We Fail to Achieve Anticipated Revenue Improvements and Cost Reductions.

Our ability to successfully integrate the operations we acquire and leverage these operations to generate revenue and earnings growth will significantly impact future revenue and earnings.  Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully.  Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our margins and return on investment.  In addition, we may acquire entities with unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

If We Are Unable to Protect Our Intellectual Property, Our Business Will Suffer.

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trademark, patent and trade secret laws and contractual provisions with our subcontractors to protect our proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business and operating results. We cannot provide assurance that our means of protecting our intellectual property rights will be adequate.

Future Changes in Financial Accounting Standards or Practices or Existing Taxation Rules or Practices may Cause Adverse Unexpected Revenue Fluctuations and Affect Our Reported Results of Operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for our fiscal year ending March 31, 2008, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to beginning retained earnings in the first quarter of fiscal 2008. The adoption of FIN 48 may have significant impact to our results of operations. We are currently assessing the impact that this interpretation will have on our Consolidated Financial Statements.

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

Over the long term, we expect to derive more revenues from our software, which is unproven.  We expect to incur significant sales and marketing, and general and administrative expenses in connection with the development of this area of our business. These expected expenses may have a material adverse effect on our future operating results as a whole.

If Our Products Contain Defects, Our Business Could Suffer.

Products as complex as those used to provide our electronic commerce solutions often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new products or enhancements to existing products.  Undetected errors or performance problems may not be discovered in the future and errors considered by us to be minor may be considered serious by our customers. This could result in lost revenues, delays in customer acceptance or unforeseen liabilities that would be detrimental to our reputation and to our business.

If We Publish Inaccurate Catalog Content Data, Our Business Could Suffer.

Any defects or errors in catalog content data could harm our customers or deter businesses from participating in our offering, damage our business reputation, harm our ability to attract new customers, and potentially expose us to legal liability. In addition, from time to time some participants in bundled services could submit to us inaccurate pricing or other catalog data. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of March 31, 2007, we operated from 31 office locations, all of which are leased. Our total leased square footage as of March 31, 2007, was approximately 160 thousand square feet for which we incurred rent expense of approximately $214 thousand per month. Some of our companies operate in shared office space to improve sales, marketing and cost efficiency.  Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of current employees as of March 31, 2007, the square footage and the general office functions.

Location	Company	Employees	Square Footage	Function
Herndon, VA	ePlus Group, inc. ePlus Technology, inc. ePlus Government, inc. ePlus Document Systems, inc.	251	50,232	Corporate and subsidiary headquarters, sales office, technical support and, warehouse

Pittsford, NY	ePlus Systems, inc.	54	9,155	Sales office and technical development

Pottstown, PA	ePlus Technology, inc.	43	14,303	Sales office, technical support and warehouse

Sunnyvale, CA	ePlus Technology, inc.	35	11,200	Sales office, technical support and warehouse

Hauppauge, NY	ePlus Technology, inc.	25	8,370	Sales office, technical support and warehouse

Hamilton, NJ	ePlus Technology, inc.	26	8,000	Sales office and technical support

Canton, MA	ePlus Technology, inc.	29	6,228	Sales office and technical support

New York, NY	ePlus Technology, inc.	16	5,121	Sales office and technical support

Wilmington, NC	ePlus Technology, inc.	21	4,000	Sales office and technical support

Elkridge, MD	ePlus Technology, inc.	15	5,092	Sales office and technical support

Raleigh, NC	ePlus Group, inc. ePlus Technology, inc.	19	8,428	Sales office-shared, technical support and warehouse

Houston, TX	ePlus Content Services, inc.	26	11,547	Subsidiary headquarters, sales office and technical support

Avon, CT	ePlus Systems, inc.	8	2,345	Subsidiary headquarters, sales office and technical development

Boca Raton, FL	ePlus Technology, inc.	4	3,214	Sales office and technical support

Other Office Locations		33	12,801	Sales offices and technical support

Home Offices/Customer Sites		44

Our largest office location is in Herndon, VA, which has a lease expiration date of December 31, 2009.

ITEM 3.  LEGAL PROCEEDINGS

Cyberco Related Matters

We have been involved in several matters which are described below, arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”).  The Cyberco principals were perpetrating a scam, which victimized several dozen leasing and lending institutions. Five Cyberco principals have pled guilty to criminal conspiracy and/or related charges including bank fraud, mail fraud and money laundering.   Cyberco, related affiliates, and at least one principal are in Chapter 7 bankruptcy. No future payments are expected from Cyberco, and at this time, the bankruptcy estate is anticipated to have insignificant funds.

In a bankruptcy adversarial complaint filed on December 7, 2006 in the United States Bankruptcy Court for the Western District of Michigan, the bankruptcy trustee filed a claim against ePlus Group, inc. alleging certain payments in the amount of approximately $775 thousand by Cyberco were preferential transfers.  On or about January 11, 2008, ePlus and the bankruptcy trustee entered into a settlement agreement pursuant to which ePlus will make a payment to the trustee in the amount of $95 thousand.  On January 16, 2008, the bankruptcy trustee filed a motion seeking court approval of the settlement and dismissal of the adversary proceeding.  We accrued this liability in the period ended March 31, 2007.

On January 4, 2005, we filed suit in the United States District Court for the Southern District of New York against our insurance carrier, Travelers Property Casualty Company of America (“Travelers”), seeking a declaratory judgment that any potential liability for claims made against ePlus by two lenders who financed the transaction, GMAC Commercial Finance, LLC (“GMAC”) and Banc of America Leasing and Capital, LLC (“BoA”), is covered by our insurance policy with Travelers.  The BoA claims are described below, and in July 2006 we settled a similar claim by GMAC for $6 million. On February 9, 2006, the court granted summary judgment for Travelers, determining that our claim was not covered by our insurance policies.  A final judgment was entered on or about October 25, 2006, and ePlus timely appealed to the United States Court of Appeals for the Second Circuit. Oral argument is scheduled for March 2008.  The ultimate decision on insurance coverage will apply to the claims filed against us by both underlying lenders, GMAC and BoA.  We believe that our position asserting insurance coverage is correct, but we cannot predict the outcome on this appeal.

On May 10, 2005, BoA filed a lawsuit against ePlus Group, inc. in the Circuit Court for Fairfax County, Virginia. BoA funded one of the Cyberco sales in exchange for an assignment of the payment stream, and after Cyberco went into bankruptcy, BoA sought to recover its loss of approximately $3.1 million plus interest.  On September 14, 2006 a jury verdict found in favor of BoA, and awarded BoA $3.0 million plus interest of $396 per day beginning December 22, 2004.  On or about February 6, 2007, a final judgment was entered, which also awarded BoA $871 thousand in attorneys’ fees.  The judgment, fees and applicable interest was accrued in the period ended March 31, 2006.  We paid the total judgment, including interest and fees, of $4.3 million in two payments, the last of which was made on June 15, 2007.

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

Other Matters

On January 18, 2007 a shareholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia. The amended complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus inc. The amended complaint alleges violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets and unjust enrichment. The amended complaint seeks monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees. We have filed a motion to dismiss the amended complaint. We cannot predict the outcome of this suit.

On December 11, 2006, ePlus inc. and SAP America, Inc. and its German parent, SAP AG (collectively, "SAP") entered into a Patent License and Settlement Agreement (the "Agreement") to settle a patent lawsuit between the companies which was filed on April 20, 2005.  Under the terms of the Agreement, we licensed to SAP our existing patents in exchange for a one-time cash payment of $17.5 million, which was paid on January 16, 2007.  No royalties or additional payments of any kind are required to keep this Agreement in full force. We are not engaged in licensing patents in the normal course of our business and do not perform research and development activities to obtain patentable processes or products; however, we may patent our existing business processes or products. We do not anticipate incurring any additional costs arising as a result of this Agreement and there are no further actions that are required to be taken by us.  In addition, SAP has agreed not to pursue legal action against us for patent infringement as to any of our current lines of business on any of SAP's patents for a period of five years.  The Agreement also provides for general release, indemnification for its violation, and dismisses the existing litigation with prejudice.  We accrued for the Agreement in the quarter ended December 31, 2006 in patent settlement income on the accompanying Consolidated Statements of Operations.

As previously disclosed, on February 7, 2005, Ariba, Inc. was found liable by a jury for willfully infringing three U.S. patents held by us.  On February 12, 2005, we settled the patent-infringement suit through a settlement and license agreement (the “Settlement Agreement”). The Settlement Agreement provided that we receive, by March 31, 2005, a total of $37 million for the license of our patents. We have no future obligations under the Settlement Agreement.  No royalties or additional payments of any kind are required to keep this Agreement in full force. We are not engaged in licensing patents in the normal course of our business and do not perform research and development activities to obtain patentable processes or products; however, we may patent our existing business processes or products. We do not anticipate incurring any additional costs arising as a result of this Agreement and there are no further actions that are required to be taken by us.  We accrued for the Settlement Agreement in the quarter ended March 31, 2005 in patent settlement income on the accompanying Consolidated Statements of Operations.

We are currently engaged in a dispute with the government of the District of Columbia (“DC”) regarding personal property taxes on property we financed for our customers. DC is seeking approximately $508 thousand, plus interest and penalties, relating to property we financed for our customers. We believe the tax is owed by our customers, and are seeking resolution in DC’s Office of Administrative Hearings. We cannot predict the outcome of this matter. While management does not believe this matter will have a material effect on its financial condition and results of operations, resolution of this dispute is ongoing.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At the time of filing this Annual Report on Form 10-K, our common stock is traded over the counter on the Pink Sheets under the symbol “PLUS.PK”.  During the two fiscal years ended March 31, 2007, our common stock traded on The Nasdaq Global Market under the symbol “PLUS.” The following table sets forth the range of high and low sale prices for our common stock during each quarter of the two fiscal years ended March 31, 2007.

Quarter Ended	High	Low

Fiscal Year 2006
June 30, 2005	$14.00	$10.26
September 30, 2005	$13.89	$11.23
December 31, 2005	$14.94	$12.61
March 31, 2006	$14.94	$13.25

Fiscal Year 2007
June 30, 2006	$14.89	$11.14
September 30, 2006	$11.34	$8.92
December 31, 2006	$11.54	$9.83
March 31, 2007	$11.24	$10.34

On December 31, 2007, the closing price of our common stock was $9.67 per share. On December 31, 2007, there were 157 shareholders of record of our common stock. We believe there are over 400 beneficial holders of our common stock.

As described in Note 17, “Subsequent Event” in the Consolidated Financial Statements included elsewhere in this report, effective at the opening of business on Friday, July 20, 2007, our common stock was delisted from The Nasdaq Global Market.  Our common stock was delisted because we were out of compliance with Nasdaq Rule 4310(c)(14), which requires the timely filing of reports with the SEC.  We are committed to regaining compliance with all filing requirements and obtaining relisting of our common stock on Nasdaq as soon as possible.

DIVIDEND POLICIES AND RESTRICTIONS

Holders of our common stock are entitled to dividends if and when declared by our Board of Directors (“Board”) out of funds legally available.  We have never paid a cash dividend to stockholders. We have retained our earnings for use in the business. There is also a contractual restriction on our ability to pay dividends. Our leasing business credit facility restricts dividends to 50% of net income accumulated after September 30, 2000. Therefore, the payment of cash dividends on our common stock is unlikely in the foreseeable future. Any future determination concerning the payment of dividends will depend upon the elimination of this restriction and the absence of similar restrictions in other agreements, our financial condition, results of operations and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2007:

	Total		Total number of	Maximum number
	number	Average	shares purchased	of shares that may
	of shares	price paid	as part of publicly	yet be purchased
	purchased	per	announced plans	under the plans
Period	(1)	share	or programs	or programs

April 1, 2006 through April 30, 2006	62,400	$14.32	62,400	688,704	(2)
May 1, 2006 through May 31, 2006	122,900	$13.65	122,900	599,104	(3)
June 1, 2006 through June 30, 2006	23,700	$13.01	23,700	603,904	(4)
July 1, 2006 through March 31, 2007	-	-	-	-	(5)

(1)	All shares acquired were in open-market purchases.
(2)
The share purchase authorization in place for the month ended April 30, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12.5 million). As of April 30, 2006, the remaining authorized dollar amount to purchase shares was $9.86 million and, based on April's average price per share of $14.320, the maximum number of shares that may yet be purchased is 688,704.

(3)
The share purchase authorization in place for the month ended May 31, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12.5 million). As of May 31, 2006, the remaining authorized dollar amount to purchase shares was $8.18 million and, based on May's average price per share of $13.653, the maximum number of shares that may yet be purchased is 599,104.

(4)
The share purchase authorization in place for the month ended June 30, 2006 had purchase limitations on both the number of shares (3,000,000) as well as a total dollar cap ($12.5 million). As of June 30, 2006, the remaining authorized dollar amount to purchase shares was $7.86 million and, based on June's average price per share of $13.009, the maximum number of shares that may yet be purchased is 603,904.

(5)	No stock repurchases occurred during this period.

The timing and expiration date of the stock repurchase authorizations are included in Note 10, “Stock Repurchase” to our Consolidated Financial Statements.

PERFORMANCE GRAPH

The following graph shows the cumulative total return as of March 31, 2007 of a $100 investment made on March 31, 2002 in our common stock (with dividends, if any, reinvested), as compared with similar investments based on (1) the value of the Dow Jones Wilshire MicroCap, NASDAQ Financial, NASDAQ Composite and Down Jones Wilshire SmallCap.  The peer group was determined by considering market cap and NASDAQ composites. The stock performance shown below is not necessarily indicative of future performance.

	3/02	3/03	3/04	3/05	3/06	3/07

ePlus inc.	100.00	75.87	136.67	122.97	149.95	111.49
NASDAQ Composite	100.00	72.11	109.76	111.26	132.74	139.65
Dow Jones Wilshire MicroCap	100.00	87.14	172.43	172.26	216.43	221.79
Dow Jones Wilshire SmallCap	100.00	75.37	124.70	134.62	169.50	182.73
NASDAQ Financial	100.00	130.35	200.32	217.21	232.52	254.40

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data set forth below should be read in conjunction with our Consolidated Financial Statements and related Notes thereto and the information included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business.”  The selected financial data for the fiscal years ended March 31, 2005,  2006 and 2007 are included in the Consolidated Financial Statements herein.  The selected financial data for the fiscal years ended March 31, 2003 and 2004 have been included in our previously filed Forms 10-K.

ePLUS INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

	Year Ended March 31,
	2003	2004	2005	2006	2007

CONSOLIDATED STATEMENTS OF OPERATIONS
Revenues:
Sales of product and services	$228,770	$267,899	$480,970	$583,068	$701,237
Sales of leased equipment	6,096	-	-	1,727	4,455
Lease revenues	50,520	51,254	46,344	49,160	54,699
Fee and other income	14,260	11,405	11,485	13,363	13,720
Patent settlement income	-	-	37,000	-	17,500
Total revenues	299,646	330,558	575,799	647,318	791,611
Costs and Expenses:
Cost of sales, product and services	201,277	236,283	432,838	524,967	622,501
Cost of sales, leased equipment	5,892	-	-	1,690	4,360
Direct lease costs	6,582	10,561	11,445	16,695	20,291
Professional and other fees	3,188	3,701	9,417	6,695	16,175
Salaries and benefits	43,927	42,349	54,335	62,308	70,888
General and administrative expenses	14,499	14,631	18,253	18,603	17,165
Litigation settlement and judgment	-	-	-	10,176	-
Interest and financing costs	8,316	6,894	5,877	7,250	10,125
Total costs and expenses	283,681	314,419	532,165	648,384	761,505

Earnings (loss) before provision for income taxes	15,965	16,139	43,634	(1,066)	30,106
Provision for (benefit from) income taxes	6,622	6,647	17,928	(545)	12,729
Net earnings (loss)	$9,343	$9,492	$25,706	$(521)	$17,377

Net earnings (loss) per common share—Basic	$0.93	$1.02	$2.89	$(0.06)	$2.11
Net earnings (loss) per common share—Diluted	$0.92	$0.95	$2.73	$(0.06)	$2.04

Weighted average shares outstanding—Basic	10,060,179	9,333,388	8,898,296	8,347,727	8,224,929
Weighted average shares outstanding—Diluted	10,108,211	9,976,822	9,409,119	8,347,727	8,534,608

ePLUS INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollar amounts in thousands)

	As of March 31,
	2003	2004	2005	2006	2007

CONSOLIDATED BALANCE SHEETS
Assets:
Cash and cash equivalents	$27,784	$25,155	$38,852	$20,697	$39,680
Accounts receivable—net	38,385	51,189	93,555	103,060	110,662
Notes receivable	53	52	115	330	237
Inventories	1,373	900	2,117	2,292	6,851
Investment in leases and leased equipment—net	181,659	185,545	188,856	205,774	217,170
Other assets	29,177	30,239	36,633	41,792	43,530
Total assets	$278,431	$293,080	$360,128	$373,945	$418,130

Liabilities:
Accounts payable	$28,314	$39,404	$55,499	$73,657	$83,796
Salaries and commissions payable	620	584	771	4,124	4,331
Recourse notes payable	2,736	6	6,265	6,000	5,000
Non-recourse notes payable	116,255	117,857	114,839	127,973	148,136
Other liabilities	19,938	22,777	49,429	33,615	30,668
Total liabilities	167,863	180,628	226,803	245,369	271,931
Stockholders’ equity	110,568	112,452	133,325	128,576	146,199
Total liabilities and stockholders’ equity	$278,431	$293,080	$360,128	$373,945	$418,130

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations (“financial review”) of ePlus is intended to help investors understand our company and our operations.  The financial review is provided as a supplement to, and should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

DISCUSSION AND ANALYSIS OVERVIEW

Our revenues are composed of sales of product and services, sales of leased equipment, lease revenues, fee and other income and patent settlement income.  Our operations are conducted through two basic business segments: our technology sales business unit and our financing business unit.

Technology Sales Business Unit

The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources.

Our technology sales business unit derives revenue through the sales of new equipment and service engagements.  These revenues are reflected in our Consolidated Statements of Operations under sales of product and services and fee and other income. Many customers purchase information technology equipment from us using Master Purchase Agreements (“MPA”) in which the terms and conditions of our relationship are stipulated. Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30 day termination for convenience clauses. In addition, many of our customers place orders using purchase orders without a MPA in place. A substantial portion of our sales of product and services are from sales of Hewlett Packard and CISCO products, which represented approximately 24% and 32% of sales, respectively, for the year ended March 31, 2007.

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

We endeavor to minimize the cost of sales in our technology sales business unit through vendor consideration programs provided by manufacturers. The programs are generally governed by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs the types of product we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorizations are costly to maintain and these programs continually change and there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our major manufacturers:

Manufacturer	Manufacturer Authorization Level

Hewlett Packard	HP Platinum/VPA (National)
Cisco Systems	Cisco Gold DVAR (National)
Microsoft	Microsoft Gold (National)
Sun Microsystems	Sun iForce Strategic Partner (National)
IBM	IBM Platinum (National)
Lenovo	Lenovo Platinum (National)
Network Appliance, Inc.	NetApp Platinum (Elite)
Citrix Systems, Inc.	Citrix Gold (National)

Through our technology sales business unit we also generate revenue through hosting arrangements and sales of software.  These revenues are reflected in our Consolidated Statements of Operations under fee and other income.  In addition, fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income.

In addition, we also derive income from settlements for patent infringement-related litigation.  We have had two such lawsuits seeking to enforce our patents that have resulted in significant monetary settlements.  This income is on our Consolidated Statement of Operations under patent settlement income.

Financing Business Unit

The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide.  The financing business unit derives revenue through leasing primarily information technology equipment and sales of leased equipment.  These revenues are reflected in our Consolidated Statements of Operations under lease revenues and sales of leased equipment.

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

Fluctuations in Revenues

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —An Interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for us on April 1, 2007. We are assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our Consolidated Financial Statements. We do, however, expect to record a cumulative effect adjustment to our fiscal year 2008 beginning retained earnings in the first quarter of 2008, and that adjustment may be material.

During September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements.  We adopted SAB No. 108 during the fourth quarter of fiscal year 2007. The adoption of SAB No. 108 did not have a material impact on our Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

We consider the following accounting policies important in understanding our operating results and financial condition.  For additional accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies” to the Consolidated Financial Statements included elsewhere in this report.

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

We sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.”  We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no cost of sales.

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

Revenue from sales of our software is recognized in accordance with SOP 97-2, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” We recognize revenue when all the following criteria exist: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) no significant obligations by us related to services essential to the functionality of the software remain with regard to implementation; (4) the sales price is determinable; and (5) and it is probable that collection will occur.  Revenue from sales of our software is included in fee and other income on our Consolidated Statements of Operations.

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

DIRECT FINANCING AND SALES-TYPE LEASES. Direct financing and sales-type leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing or sales-type lease if the credit worthiness of the customer and the collectibility of lease payments are reasonably certain, no important uncertainties surround the amount of unreimbursable costs yet to be incurred, and it meets one of the following criteria: (1) the lease transfers ownership of the equipment to the customer by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (4) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at the inception of the lease.

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

INITIAL DIRECT COSTS.  Initial direct costs related to the origination of direct financing or operating leases are capitalized and recorded as part of the net investment in direct financing leases or net operating lease equipment, and are amortized over the lease term.

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

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS.  In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at such time such costs are capitalized until the product is made available for release to customers. These capitalized costs are included in our  Consolidated Balance Sheets as a component of other assets.  We had $1.0 million and $0.8 million of capitalized costs, net of amortization, as of March 31, 2006 and March 31, 2007, respectively.

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

RESULTS OF OPERATIONS

The Year Ended March 31, 2007 Compared to the Year Ended March 31, 2006

Revenues.  We generated total revenues during the year ended March 31, 2007 of $791.6 million compared to revenues of $647.3 million for the year ended March 31, 2006, an increase of 22.3%. This increase is primarily the result of increased sales of product and services and patent settlement income.

Sales of product and services increased 20.3% to $701.2 million as compared to the prior fiscal year and represented 88.6% of total revenue for the year ended March 31, 2007. The increase was a result of higher sales within our technology sales business unit subsidiaries due to increased purchases from our existing customer base and an increase in the number of new clients.

We realized a gross margin on sales of product and services of 11.2% and 10.0% for fiscal years ended March 31, 2007 and 2006, respectively. Our gross margin on sales of product and services is affected by the mix and volume of products sold and competitive pressure in the marketplace.

During the year ended March 31, 2007 sales of leased equipment were $4.5 million and we recognized a gross margin of 2.2% on these sales. During the year ended March 31, 2006 sales of leased equipment were $1.7 million and we recognized a gross margin of 2.2%. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Lease revenues increased 11.3% to $54.7 million for the year ended March 31, 2007, compared with $49.2 million for the prior fiscal year. The increase in lease revenue is predominately due to an increase in medical equipment leases in our operating lease portfolio. Our net investment in leased assets was $217.2 million as of March 31, 2007, a 5.5% increase from $205.8 million as of March 31, 2006.

For the year ended March 31, 2007, fee and other income was $13.7 million, an increase of 2.7% over the prior fiscal year. Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation, and interest income.  Our fee and other income contains earnings from certain transactions which are in our normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Patent settlement income was $17.5 million for the year ended March 31, 2007. The increase in patent settlement income is attributable to the settlement of a lawsuit filed against SAP America, Inc. and SAP AG on December 14, 2006. Under the terms of the settlement agreement, we licensed to SAP our existing patents as well as patents developed and/or acquired by us within the next five years in exchange for a one-time cash payment of $17.5 million which was paid by SAP on January 16, 2007. No royalties or additional payments of any kind are required to keep this settlement agreement in full force. We are not engaged in licensing patents in the normal course of business and do not perform research and development activities to obtain patentable processes or products; however, we may patent our existing processes or products. We do not anticipate incurring any additional costs arising as a result of this settlement agreement, and there are no further actions that are required to be taken by us. There was no patent settlement income for the year ended March 31, 2006.

Costs and Expenses.  During the year ended March 31, 2007, cost of sales, product and services increased 18.6% to $622.5 million compared to $525.0 million in the prior fiscal year. This increase corresponds to the increase in sales of product and services in our technology business unit which increased 21.5% to $20.3 million for the year ended March 31, 2007 as compared to the year ended March 31, 2006.

Cost of sales, product and services as a percentage of sales decreased from 90.0% for the year ended March 31, 2006 to 88.8% for the year ended March 31, 2007.

Cost of sales, leased equipment was $4.4 million for the year ended March 31, 2007, compared to $1.7 million for the year ended March 31, 2006.   This increase corresponds to the increase in sales of leased equipment of 158.0% for the year ended March 31, 2007 as compared to the prior fiscal year.

Direct lease costs increased 21.5% to $20.3 million for the year ended March 31, 2007, as compared to $16.7 million for the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating leased equipment. Our investment in operating leases increased 17.9% for the year ended March 31, 2007 as compared to the prior fiscal year, which was predominantly due to an increase in medical equipment in our lease portfolio.

Professional and other fees for the year ended March 31, 2007 increased 141.6% to $16.2 million as compared to the prior fiscal year. The increase is primarily due to increased expenses related to patent litigation against SAP America, Inc. and its German parent, SAP AG in the amount of $5.6 million, legal expenses related to the Cyberco matters of $670 thousand and our review of accounting guidance regarding stock option grants since our IPO in 1996 and the resulting tax and accounting impact in connection with the Audit Committee Investigation of $5.0 million.

Salaries and benefit expenses increased 13.8% to $70.9 million for the year ended March 31, 2007, as compared to the prior fiscal year. These increases are due in part to an increase in benefit costs and an increase in the average salary per employee. We employed 649 people as of March 31, 2007.

General and administrative expenses decreased 7.7% to $17.2 million for the year ended March 31, 2007 as compared to the prior fiscal year. The decrease is due to a slight reduction in depreciation and amortization expense relating to property and equipment and increased efficiency in spending controls to enhance productivity and profits.

There was no litigation settlement and judgment expense for the year ended March 31, 2007.  For the year ended March 31, 2006, we accrued for a settlement of litigation by GMAC against us of $6.0 million.  We also recorded a BoA judgment against us of $3.0 million, including $0.9 million of legal fees and $0.2 million of interest, or a total of $4.1 million related to the BoA judgment.  The GMAC settlement occurred in July 2006 and the BoA judgment occurred in February 2007.

Interest and financing costs increased 39.7% to $10.1 million for the year ended March 31, 2007 as compared to the prior fiscal year. This is primarily due to an increasing non-recourse debt portfolio and increasing debt rates on new financings. Non-recourse notes payable increased 15.8% to $148.1 million for the year ended March 31, 2007 as compared to the prior fiscal year because we funded more lease schedules with lenders on a non-recourse basis.

Provision for Income Taxes.  Our provision for income taxes increased to $12.7 million for the year ended March 31, 2007 from a benefit of $0.5 million for the prior fiscal year, due primarily to an increase in net earnings. Our effective income tax rates for the years ended March 31, 2007 and 2006 were 42.3% and 51.1%, respectively.  The decrease in the effective income tax rate is primarily due to the weighted average effect of the adjustments to the statutory federal income tax rate as a result of the net loss in fiscal year 2006.

Net Earnings.  The foregoing resulted in earnings of $17.4 million for the year ended March 31, 2007 as compared to a net loss of $0.5 million for the prior fiscal year.

Basic and fully diluted earnings per common share were $2.11 and $2.04, respectively, for the year ended March 31, 2007, as compared to both basic and fully diluted loss per common share of $0.06 for the year ended March 31, 2006, based on weighted average common shares outstanding, basic and diluted, of 8,224,929 and 8,534,608, respectively, for 2007 and 8,347,727 and 8,347,727, respectively, for 2006.

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

For the year ended March 31, 2006, fee and other income was $13.4 million, an increase of 16.4% over the prior fiscal year.  Fee and other income includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation, and interest income.  Our fee and other income contains earnings from certain transactions which are in our normal course of business but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

There was no patent settlement income in the year ended March 31, 2006.  For the year ended March 31, 2005, patent settlement income was $37.0 million due to a settlement of our patent-infringement litigation against Ariba, Inc.  On February 7, 2005, Ariba, Inc. was found liable by a jury for willfully infringing three U.S. patents held by us.  On February 12, 2005, we settled the patent-infringement suit through a settlement and license agreement (the “Settlement Agreement”). The Settlement Agreement provided that we receive, by March 31, 2005, a total of $37.0 million for the license of our patents. No royalties or additional payments of any kind are required to keep this settlement agreement in full force. We are not engaged in licensing patents in the normal course of business and do not perform research and development activities to obtain patentable processes or products; however, we may patent our existing processes or products. We do not anticipate incurring any additional costs arising as a result of this settlement agreement, and there are no further actions that are required to be taken by us.  We accrued for the Settlement Agreement in the quarter ended March 31, 2005 in patent settlement income on the Consolidated Statements of Operations.

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

Salaries and benefit expenses increased 14.7% to $62.3 million for the year ended March 31, 2006, as compared to the prior fiscal year. The increase is due in part to an increase in the number of employees and the subsequent increase in employee benefit costs. We employed 637 people as of March 31, 2005 compared to 680 people as of March 31, 2006.  In addition, share-based compensation expense was $621 thousand and $(20) thousand for the years ended March 31, 2006 and 2005, respectively.

General and administrative expenses increased 1.9% to $18.6 million for the year ended March 31, 2006 as compared to the prior fiscal year. The increase is largely due to expenses relating to higher sales volume and depreciation costs for new property and equipment acquisitions.

For the year ended March 31, 2006, we accrued for a settlement of litigation by GMAC against us of $6.0 million. We also recorded a BoA judgment against us of $3.0 million, including $0.9 million of legal fees and $0.2 million of interest, or a total of $4.1 million related to the BoA judgment.  The GMAC settlement occurred in July 2006 and the BoA judgment occurred in February 2007.

Interest and financing costs increased 23.4% to $7.3 million for the year ended March 31, 2006 as compared to the prior fiscal year. This is primarily due to an increasing non-recourse debt portfolio and increasing debt rates on new financings. Non-recourse notes payable increased 11.4% to $128.0 million for the year ended March 31, 2006 as compared to the prior fiscal year.

Provision for Income Taxes.  Our provision for income taxes decreased to a benefit of $0.5 million for the year ended March 31, 2006 from an expense of $17.9 million for the prior fiscal year, due primarily to lower earnings. Our effective income tax rates for the years ended March 31, 2006 and 2005 were 51.1% and 41.1%, respectively.  The increase in the effective income tax rate is primarily due to the weighted average effect of the adjustments to the statutory federal income tax rate.

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

Both basic and fully diluted earnings (loss) per common share were $(0.06) for the year ended March 31, 2006, as compared to $2.89 and $2.73, respectively, for the year ended March 31, 2005, based on weighted average common shares outstanding, basic and diluted, of 8,347,727 respectively, for 2006 and 8,898,296 and 9,409,119, respectively, for 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended March 31, 2007, we used cash flows in operations of $32.0 million, and used cash flows in investing activities of $28.2 million. Cash flows provided by financing activities amounted to $79.2 million. The effect of exchange rate changes during the fiscal year provided cash flows of $21 thousand. The net effect of these cash flows was a net increase in cash and cash equivalents of $19.0 million during the fiscal year 2007. During this same period, our total assets increased $44.5 million, or 11.9%,primarily as the result of increases in our accounts receivable, investment in leases and inventory.  Our cash and cash equivalents balance as of March 31, 2007 was $39.7 million as compared to $20.7 million as of March 31, 2006.

Our debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for lease to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available, at acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations in the loan agreements. The lender assumes the credit risk of each lease, and their only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. Each transaction is specifically approved and funded solely at the lender’s discretion. During the fiscal year ended March 31, 2007, our lease-related non-recourse debt portfolio increased 15.8% to $148.1 million as compared to the prior fiscal year.

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

Accounts payable—equipment represents equipment costs that have been placed on a lease schedule, but for which we have not yet paid. The balance of unpaid equipment cost can vary depending on vendor terms and the timing of lease originations. As of March 31, 2007, we had $6.5 million of unpaid equipment cost, as compared to $7.7 million as of March 31, 2006.

Accounts payable—trade increased 13.2% from $19.2 million as of March 31, 2006 to $21.8 million as of March 31, 2007. This increase is due to a rise in sales of product and services and, consequently, an increase in cost of goods sold, product and services from our technology business unit.

Accounts payable—floor plan increased 18.8% from $46.7 million as of March 31, 2006 to $55.5 million as of March 31, 2007. This increase is primarily due to a rise in sales of product and services from our technology business unit that we transacted through our floor plan facility with GE Commercial Distribution Finance Corporation (“GECDF”).

Accrued expenses and other liabilities includes deferred income and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. As of March 31, 2007, we had $26.0 million of accrued expenses and other liabilities, a decrease of 22.2% for the year as compared to $33.3 million at the end of the prior fiscal year.

Non-recourse notes payable increased 15.8% or $20.2 million from $127.9 million at March 31, 2006 to $148.1 million at March 31, 2007. This increase is due to a strategic effort to fund existing leases in our portfolio with non-recourse debt.

Based on past performance and current expectations, we believe that our cash and cash equivalents, available borrowings based on continued compliance and/or waivers under our credit facilities and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, commitments, acquisitions and other liquidity requirements associated with our existing operations through at least the next 12 months.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component and (2) an accounts receivable component. As of March 31, 2007, the facility agreement had an aggregate limit of the two components of $85 million, and the accounts receivable component had a sub-limit of $30 million. Effective October 29, 2007, the facility with GECDF was amended to increase the aggregate limit to $125 million with a sub-limit on the accounts receivable component of $30 million.  The use of a temporary overline period as previously provided for in the agreement was eliminated.  Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with these covenants as of March 31, 2007.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc.  The guaranty requires ePlus inc to deliver its annual audited financial statements by certain dates.  We have not delivered the annual audited financial statements for the year ended March 31, 2007 included herein; however, GECDF has extended the delivery date to provide the financial statements through February 29, 2008.  The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

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

The respective floor plan component credit limits and actual outstanding balances were as follows (in thousands):

Maximum Credit Limit	Balance as of	Maximum Credit Limit	Balance as of
at March 31, 2006	March 31, 2006	at March 31, 2007	March 31, 2007
$75,000	$46,689	$85,000	$55,470

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

The respective accounts receivable component credit limits and actual outstanding balances were as follows (in thousands):

Maximum Credit Limit at March 31, 2006	Balance as of March 31, 2006	Maximum Credit Limit at March 31, 2007	Balance as of March 31, 2007
$20,000	$-	$30,000	$-

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

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company. Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin. The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of March 31, 2007, we had an outstanding balance of $5.0 million on the facility, as recorded in recourse notes payable on our Consolidated Balance Sheets.

In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets, and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. Other than as detailed below, we were in compliance with these covenants as of March 31, 2007.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: (a) fiscal year 2007 Annual Audited Financial Statements included herein; and (b) quarterly Unaudited Financial Statements for the quarters ended June 30, 2007 and September 30, 2007 and the Audited Financial Statements for the year ended March 31, 2007 included herein.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a Third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007, a Ninth Amendment dated August 22, 2007 and a Tenth amendment dated November 29, 2007.  As a result of the amendments, the agents agreed, inter alia, to extend the delivery date requirements of the documents above through February 28, 2008.

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

Contractual Obligations

The impact that our contractual obligations as of March 31, 2007 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Non-recourse notes payable (1)	$148,136	$81,231	$59,594	$7,232	$79
Recourse notes payable	5,000	5,000	-	-	-
Operating Lease Obligations (2)	5,664	2,282	3,111	271	-
Total	$158,800	$88,513	$62,705	$7,503	$79

(1)	Non-recourse notes payable obligations in which the specific lease receivable payments have been assigned to the lender.
(2)	Rent obligations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007, we are not involved in any unconsolidated special purpose entity transactions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments, which are denominated in U.S. Dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the National City Bank and GECDF facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City facility bear interest at a market-based variable rate, based on a rate selected by us and determined at the time of borrowing.  Borrowings under the GECDF facility bear interest at a market-based variable rate.  Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of March 31, 2007, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and Schedules listed in the accompanying “Index to Financial Statements and Schedules.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to an existing material weakness in our internal control over financial reporting as discussed below.

Change in Internal Control over Financial Reporting

During the course of preparing our  Consolidated Financial Statements for the quarter ended December 31, 2006, we identified a material weakness related to the cut-off and recognition of service sales and accrued liabilities.  We have begun remediation of this material weakness as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation

In connection with the preparation of our Consolidated Financial Statements for the fiscal year ended March 31, 2007, we performed additional procedures related to the cut-off and recognition matters noted above.  In addition, we are developing a plan to enhance our controls surrounding these cut-off issues including, but not limited to, improvements to existing software applications to track service engagements, standardization of sales contract terms, and additional staff training. The actions that we plan to take are subject to continued management review supported by confirmation and testing as well as audit committee oversight.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the name, age and position, as of December 31, 2007, of each person who was an executive officer, director or significant employee with ePlus on December 31, 2007.

NAME	AGE	POSITION	CLASS

Phillip G. Norton	63	Director, Chairman of the Board, President and Chief Executive Officer	III

Bruce M. Bowen	56	Director and Executive Vice President	III

Terrence O’Donnell.	63	Director	II

Milton E. Cooper, Jr.	69	Director	II

Irving R. Beimler	61	Director	II

Lawrence S. Herman.	63	Director	I

C. Thomas Faulders, III.	58	Director	I

Eric D. Hovde	43	Director	I

Steven J. Mencarini	52	Senior Vice President and Chief Financial Officer

Kleyton L. Parkhurst	44	Senior Vice President and Treasurer

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

Terrence O’Donnell joined our Board in November 1996 upon the completion of our IPO.  For the past five years, Mr. O’Donnell has been the Executive Vice President and General Counsel of Textron, Inc. and a partner with the law firm of Williams & Connolly LLP in Washington, D.C.  Mr. O’Donnell has practiced law since 1977, and from 1989 to 1992 served as General Counsel to the U.S. Department of Defense.  Mr. O’Donnell presently also serves on the Board of Directors and the Compensation and Audit Committees of IGI, Inc., an American Stock Exchange company.  Mr. O’Donnell is a 1966 graduate of the U.S. Air Force Academy and received a Juris Doctor from Georgetown University Law Center in 1971.

Milton E. Cooper, Jr. joined our Board in November 2003.  Mr. Cooper served with Computer Sciences Corporation (“CSC”) from September 1984 until his retirement in May 2001, first as Vice President, Business Development and then (from January 1992) as President, Federal Sector.  Before joining CSC, Mr. Cooper served in marketing and general management positions with IBM Corporation, Telex Corporation, and Raytheon Company.  He also serves on the Board of Directors and as Chairman of the Compensation Committee of both L-1 Identity Solutions, Inc. and Applied Signal Technology, Inc.  Mr. Cooper is a 1960 graduate of the United States Military Academy.  He served as an artillery officer with the 82nd Airborne Division before leaving active duty in 1963.

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

Lawrence S. Herman joined our Board in March 2001.  Mr. Herman has been with BearingPoint, Inc. since June 1967 and was one of BearingPoint’s most senior managing directors, responsible for managing the strategy and emerging markets in the company’s state and local government practice.  In July 2007, Mr. Herman transitioned to a new role with BearingPoint as a managing director emeritus on a part time basis.  During his career, Mr. Herman has specialized in developing, evaluating, and implementing financial and management systems and strategies for state and local governments around the nation.  He has directed systems integration projects for state and local governments, and several statewide performance and budget reviews for California, North Carolina, South Carolina, Louisiana, Oklahoma, and others, resulting in strategic fiscal and technology plans.  He is considered to be one of the nation’s foremost state budget and fiscal planning experts.  Mr. Herman received his B.S. degree in Mathematics and Economics from Tufts University in 1965 and his Masters of Business Administration in 1967 from Harvard Business School.

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

Eric D. Hovde joined our Board in November 2006. In 1987, Mr. Hovde founded Hovde Financial, Inc., and is the Chief Executive Officer, Managing Member and Chairman of, Hovde Capital Advisors LLC, Hovde Private Equity Advisors LLC, and Hovde Financial, Inc., respectively (the “Hovde Group”).  The Hovde Group is focused exclusively on the financial services industry and provides its clients with investment banking, asset management and merchant banking services.  Mr. Hovde has also served as a director on numerous bank and thrift boards and currently serves on the Board of Directors and the Compensation Committee of Sunwest Bank in Orange County, California.  Mr. Hovde is also the co-founder and a trustee of the Eric D. and Steven D. Hovde Foundation, an organization that actively supports clinical research in search of a cure for Multiple Sclerosis and charitable relief in devastated areas around the world.  Mr. Hovde received his degrees in Economics and International Relations from the University of Wisconsin.  He is licensed with the NASD as a registered representative and general securities principal.

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

Audit Committee

The Audit Committee of the Board is responsible for: selecting, appointing, overseeing, reviewing and approving the fees of our independent public accountants; monitoring and reviewing the quality and activities of our internal and external audit functions; monitoring the adequacy of our operating and internal controls as reported by management and the external or internal auditors; assessing the independent auditor’s qualifications and independence; and reviewing our periodic reports filed with the SEC.  As of March 31, 2007 and through June 12, 2007, the members of the Audit Committee were Terrence O’Donnell (Chairman), C. Thomas Faulders, III, Lawrence S. Herman, and Milton E. Cooper.  Beginning June 13, 2007, the members of the Audit Committee are Terrence O’Donnell (Chairman), Irving R. Beimler, C. Thomas Faulders, III and Lawrence S. Herman.  Each member of the Audit Committee is independent in accordance with the published listing requirements of Nasdaq.  In addition, the Board has determined that C. Thomas Faulders qualifies as an “Audit Committee Financial Expert” as defined in regulations issued by the SEC.  This designation is a disclosure requirement of the SEC related to Mr. Faulder’s experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon Mr. Faulders any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.  The Board has also determined that each Audit Committee member has sufficient knowledge in reading and understanding our financial statements to serve on the Audit Committee.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2007 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This compensation discussion and analysis provides (1) an overview of the Compensation Committee of our Board of Directors (the “Compensation Committee”) , (2) a discussion of the participation of named executive officers in Compensation Committee matters, (3) a discussion of the background and objectives of our compensation programs for our named executive officers, (4) a discussion of all material components of the compensation of our named executive officers, and (5) a discussion of other compensation related matters that are material to our named executive officer compensation program.

Overview of the Compensation Committee

The Compensation Committee is comprised entirely of independent directors at least a majority of whom qualify as “non-employee” directors under Rule 16b-3 under the Securities Exchange Act of 1934 and as “outside directors” under Section 162(m) of the Internal Revenue Code.  The Compensation Committee operates in accordance with a written charter (the “Charter”) that describes its primary duties and responsibilities, which include the establishment of compensation for our Chief Executive Officer and other senior management and to oversee and advise the Board of Directors on the adoption of policies that govern our compensation and benefit programs. A copy of the Charter of the Compensation Committee is available on our website at http://www.ePlus.com.

Objectives of Our Compensation Program

The primary objectives of the Compensation Committee are to design and administer a compensation program for our named executive officers to:

•	attract, retain, and reward highly qualified and experienced executives;
•	align compensation with our business objectives and performance;
•	provide incentives for the creation of long-term stockholder value; and
•	reward individual performance.

Role of Compensation Committee and Chief Executive Officer

The Compensation Committee is responsible for evaluating and setting the compensation for our Chief Executive Officer, Philip G. Norton.  Mr. Norton is responsible for evaluating and recommending to the Compensation Committee the amount of compensation of our other named executive officers, Bruce M. Bowen, Kleyton L. Parkhurst, and Steven J. Mencarini.  The Compensation Committee reviews such recommendations from Mr. Norton and has the authority to approve or revise such recommendations. The decisions of the Compensation Committee regarding the amount of compensation to be paid to Messrs.  Norton, Bowen, Parkhurst, and Mencarini are not reviewed or approved by our Board of Directors.  See “Components of Compensation” for an analysis of how compensation is determined.

Design of Our Compensation Programs

During fiscal 2008, we completed our previously announced independent investigation of our historical stock option grant practices. The comprehensive investigation was conducted by the Audit Committee of our Board of Directors with the assistance of independent legal counsel and outside forensic accounting experts. As a result of its investigation, the Audit Committee recommended certain corrective measures to improve our procedures for granting and administering stock options, which the Board of Directors adopted on September 28, 2006. We are in the process of implementing the recommended corrective measures prior to granting any further stock options.  The new policies and procedures include the following:

•	All option grants shall be effective and priced as of the date approved or at a predetermined date certain in the future, in accordance with the applicable plan and the terms of the grant.

•	All decisions regarding stock options shall be made by the Compensation Committee or the full Board.
•	The Stock Incentive Committee ("SIC") was discontinued.
•	Each option grant shall be approved at an in-person or telephonic meeting of the Compensation Committee or full Board. Option grants shall not be approved by unanimous written consent.
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

In addition, we will strengthen our Internal Audit function by: (i) having the Internal Audit function provide reports to the Audit Committee; (ii) implementing appropriate enhancements to our independent monitoring of financial controls, including specifically the monitoring of stock options and compensation issues; and (iii) implementing appropriate additional compliance training for our employees and management and we will adopt a new long-term incentive plan to effectuate the new Option Grant Policy. The Compensation Committee is also currently in the process of reexamining the design and structure of our compensation programs.

Historically and for fiscal 2007, our named executive officers’ compensation was based upon (i) base salary; (ii) cash bonuses; (iii) long-term incentive opportunities through the issuance of stock options; and for Messrs Bowen, Parkhurst and Mencarini, a supplemental Benefit Plan.  For fiscal 2007, our named executive officers did not receive a base salary increase or a grant of stock options. However, as further described below, each of our named executive officers received a performance cash bonus.

Tax and Accounting Implications

Deductibility of Named Executive Officer Compensation

Within our performance-based compensation program, we aim to compensate our named executive officers in a manner that is tax-effective for the Company. Under Section 162(m) of the Internal Revenue Code, annual compensation in excess of $1 million to each of a company’s CEO and four other most highly compensated executive officers that is not paid pursuant to a plan approved by shareholders and does not satisfy the performance-based exception of Section 162(m) is not deductible as a compensation expense for federal income tax purposes. Because qualified performance-based compensation is not subject to the $1 million limit if certain requirements are met, we have sought to structure most at-risk elements of our executive compensation program so as to qualify those elements as performance-based compensation

In addition, the Amended and Restated 1998 Long-Term Incentive Plan was structured so that, in the discretion of the Compensation Committee, awards could be made to the named executive officers that were intended to constitute qualified performance-based compensation. Awards structured in such manner will not be subject to the $1 million deduction limitation.  However, future exercises of stock options which have been determined to have an exercise price that was less than the closing price of our common stock on the accounting measurement date as a result of the review of our historic stock option practices by our named executive officers may not qualify as performance-based compensation under Section 162(m).

Accounting for Stock-Based Compensation

Beginning on April 1, 2006, we began accounting for stock-based payments, including stock option awards, in accordance with the requirements of Financial Accounting Standards Statement 123(R), Share-Based Payment.

Components of Compensation

As discussed above, the Compensation Committee is currently in the process of reexamining the design and structure of our compensation programs. Historically, our named executive officers compensation was based upon (i) base salary; (ii) commissions or cash bonuses; and (iii) long-term incentive opportunities through the use of stock options. However, for fiscal 2008, the key elements of named executive officer compensation will include the following:

•	base salary;
•	discretionary performance cash bonuses;
•	long-term stock based incentive plans;
•	non-equity supplemental benefit plans (excluding Mr. Norton); and
•	other benefits and perquisites.

Base Salary

The base salaries of the named executive officers have been established in their respective employment agreements.   See “Executive Compensation - Employment Contracts and Termination of Employment and Change In Control Arrangements.”

For fiscal 2007, Messrs. Norton, Bowen, Parkhurst, and Mencarini did not receive an annual base salary increase.   Effective June 2007, the Compensation Committee increased Mr. Norton’s annual base salary for fiscal 2008 to $400 thousand from $375 thousand. In addition, the Compensation Committee approved Mr. Norton’s recommendation to increase Mr. Mencarini’s annual base salary for fiscal 2008 to $300 thousand from $225 thousand.  Pursuant to the terms of Mr. Parkhurst’s employment contract effective November 1, 2007, his annual base salary was increased to $250 thousand from $225 thousand.  Mr. Bowen did not receive an annual base salary increase. His base salary for fiscal 2008 is $300 thousand.

With the assistance of our vice president of human resources, the Compensation Committee and Mr. Norton reviewed peer group information from  a proprietary database from Culpepper and Associates , Inc., a compensation advisory firm focused on high-tech companies.  The Culpepper database consists of compensation data from over 1,000 companies.  The data received from Culpepper and Associates is based upon our input criteria of technology companies that are public and the specific criteria discussed below. The Culpepper survey data is provided in consolidated form, such that individual peer companies are not specifically identified.

The specific criteria used to determine the peer group included companies with each of the following characteristics:  between 501 and 1,000 employees (51 to 250 in the case of Mr. Bowen’s position), in the IT services, software, hardware and telecom services industry, annual revenues between $300 million and $1 billion ($30 million to $1 billion in the case of Mr. Bowen’s position), and in the geographic areas of Baltimore, the Maryland suburbs of D.C., northern Virginia and DC, and Reston/Dulles.  Each company in the peer group had at least one of those characteristics.  The total number of companies in the peer group for each executive is 940, 193, 755 and 248 for Mr. Norton, Mr. Bowen, Mr. Mencarini and Mr. Parkhurst, respectively.  The compensation for each of the executives’ position in the companies with the above criteria was then averaged.  The executive compensation survey did not include individual company information. In review of the survey information, it was noted that Messrs. Norton and Mencarini’s annual base salary was below the average base salary compensation in the peer group survey. Average annual salaries for executives of a similar title were $449 thousand and $300 thousand, respectively. Messrs. Bowen and Parkhurst’s annual base salary approximated the average peer group base salary in the survey for executives of a similar title.

Discretionary Performance Bonus Compensation

In accordance with our current compensation programs for our named executive officers, performance-based bonuses are discretionary and are based upon the final determination of the Compensation Committee. For fiscal 2007, the following criteria were reviewed by the Compensation Committee and Mr. Norton, with the assistance of our vice president of human resources:

•	budgeted versus our actual consolidated financial performance for fiscal 2007 based upon earnings before income taxes;
•	budgeted versus our actual 2007 financial performance of our leasing divisions (for Mr. Bowen only); and
•	individual executives’ contribution and performance.

The individual performance objectives for Mr. Norton were subjectively determined by the Compensation Committee. Likewise, the individual performance objectives for Messrs. Bowen, Parkhurst, and Mencarini were subjectively determined by Mr. Norton.  The individual performance objectives for Messrs. Bowen, Parkhurst, and Mencarini were reviewed and approved by the Compensation Committee.

Upon the review of the above criteria, a target award was set for Messrs. Norton, Bowen, Parkhurst, and Mencarini which were based upon the executive compensation survey of Culpepper and Associates.  Specifically, the peer target award was the average percentage of base salary for bonuses awarded to executives with similar positions in the companies included in the above-referenced peer group.  See “Base Salary” discussion.  The target awards were based upon the average amount of cash bonus awards received by an executive with a similar title. Actual awards were based on the Compensation Committee’s review of the criteria outlined above.  The target and actual award is stated as a percentage of the executive officer’s base salary for fiscal 2007.

Set forth below is the peer target award versus the actual award for each of the named executive officers:

Name	Peer Target Award (%)	Actual Award (%)
Phillip G. Norton	67	40
Bruce M. Bowen	53	25
Kleyton L. Parkhurst	40	31
Steven J. Mencarini	50	44

For fiscal 2007, Messrs. Norton, Bowen, Parkhurst, and Mencarini received performance cash bonuses in the amount of $150 thousand, $75 thousand, $70 thousand, and $100 thousand, respectively.

Long-Term Incentive Compensation

Long-Term Stock Incentive Plan

Equity awards to our named executive officers, other officers and employees, directors, and independent contractors have been awarded under our 1996 incentive stock option plan, which was amended and restated in May 1997, and our 1998 incentive stock plan, which was amended and restated in July 2003 (the “1998 Plan”).  The 1998 Plan consolidated the preexisting plans and is administered by the Compensation Committee.  The 1998 Plan is comprised of a broad variety of stock-based compensation alternatives. The 1998 Plan includes tax advantaged incentive stock options, nonqualified stock options, as well as restricted stock based and performance based stock awards.  Under the 1998 Plan, automatic option grants to the outside Directors were discontinued on September 1, 2006, though discretionary grants under the other provisions of the 1998 Plan are permissible.  No equity awards were granted under the 1998 Plan during fiscal 2007.

We expect to adopt a new long-term stock incentive plan, which we would present to shareholders in our next proxy statement. Until the new plan is adopted, we do not intend to issue further stock options. The new plan will encompass the policies and procedures that were adopted by our Board of Directors, on September 28, 2006, in connection with the Audit Committee’s investigation.

Supplemental Benefit Plans

On February 28, 2005, our Board approved the adoption of separate ePlus inc. Supplemental Benefit Plans for each of Messrs. Bowen, Parkhurst and Mencarini.  The plans were developed and designed to provide each of the participating named executive officers with a long-term incentive plan outside of the company’s normal incentive plans.

The plans are unfunded and nonqualified and are designed to provide the participants with a cash benefit that is payable only upon the earlier to occur of

•	death
•	termination of employment; or
•	the expiration of the plans.

Each plan terminates on August 11, 2014.  Under the terms of the plans, the participants or their beneficiaries have only the right to receive a single lump-sum cash distribution upon the occurrence of one of the triggering events described above.  Under the terms of the plans, the participants do not have a right to accelerate payments of the benefits payable under the plans.  If a participant is terminated for cause (as defined in each plan) prior to the expiration of the respective plan, we will have no further obligation under the respective plan and the affected participant will not be entitled to any payments under such plan.  In connection with the adoption of the plans, we have established a grantor trust to which we have transferred assets intended to be used for the benefit of the participants.  Through the date of distribution of plan benefits, the assets of such trusts will remain subject to the claims of our creditors and the beneficiaries of the trusts shall have standing with respect to the trusts’ assets not greater than that of our general unsecured creditors.  For the year ended March 31, 2007, there were no payments to the participants under the plan.  The Compensation Committee takes the amounts accruing under these plans into consideration when setting other long-term compensation awards.

Benefits and Perquisites

Our named executive officers receive a variety of benefits, including the following benefits that are available to all full-time employees:

•	medical, dental, vision, prescription drug and mental health services (employee shares cost);
•	pre-tax health and dependent care flexible spending accounts;
•	group life insurance and accidental death and disbursement ("AD&D") insurance coverage and supplemental life and AD&D insurance coverage (employee shares cost);
•	life and AD&D coverage for spouses and dependents (employee shares cost);
•	long-term disability insurance coverage equal to 60% of base salary up to $200 thousand;
•	parental leave;
•	family and medical leave;
•	travel insurance;
•	401(k) matches; and
•	workers’ compensation insurance.

Additional benefits and perquisites that are provided to the named executive officers include a country club membership for Mr. Bowen.

Stock Ownership Guidelines and Return of Incentive Compensation by Named Executive Officers

Our named executive officers are also our stockholders.  See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” We do not currently have stock ownership guidelines for our named executive officers and our employee and non-employee directors. We have not adopted policies to address that incentive compensation may be adjusted or recovered from certain officers, including named executive officers, if such compensation is based on financial results that become the subject of a significant restatement of our financial statements.

EXECUTIVE COMPENSATION

The following table includes certain compensation information concerning compensation paid to or earned by the Chief Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers, who were the only executive officers of our company as of March 31, 2007 (the "named executive officers").

2007 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Phillip G. Norton - Chairman of the Board, President, and Chief Executive Officer	2007	375,000	150,000	-	487,288	-	-	2,499	(2)	1,014,787

Bruce M. Bowen - Executive Vice President	2007	300,000	75,000	-	80,100	-	-	167,012	(3)	622,112

Kleyton L. Parkhurst - Senior Vice President, Assistant Secretary and Treasurer	2007	225,000	50,000	-	80,100	-	-	69,055	(4)	424,155

Steven J. Mencarini - Chief Financial Officer and Senior Vice President	2007	225,000	100,000	-	80,100	-	-	65,864	(5)	470,964

(1) The amounts in this column show the amount we have expensed during the fiscal year 2007 under FAS 123R for stock option awards made in prior years.  There were no stock awards made to the named executive officers in fiscal year 2007.  The assumptions used to calculate the accounting expense recognized in fiscal 2007 for these stock option awards are set forth in Note 11, “Stock-Based Compensation” to the Consolidated Financial Statements contained elsewhere in this report.

(2) Includes $999 for flexible spending account and $1,500 of our employer 401(k) matching contributions.

(3) Includes $300 for flexible spending account, $4,800 of country club dues, and $1,500 of our employer 401(k) matching contributions, and $160,412 which represents for fiscal year 2007 the increase in the cash benefit under the Supplemental Benefit Plan.

(4) Includes $750 for flexible spending account; $1,500 of our employer 401(k) matching contributions, and $66,805 which represents for fiscal year 2007  the increase in the cash benefit under the Supplemental Benefit Plan.

(5) Includes $249 for flexible spending account, $1,500 of our employer 401(k) matching contributions, and $64,115 which represents for fiscal year 2007 the increase in the cash benefit under the Supplemental Benefit Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

The following table sets forth outstanding option awards held by our named executive officers as of March 31, 2007.

	Option awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Phillip G. Norton	175,000	-	-	7.75	8/11/2009

Bruce M. Bowen	15,000	-	-	11.50	2/5/2008
	115,000	-	-	7.75	8/11/2009

Kleyton L. Parkhurst	10,000	-	-	11.50	2/5/2008
	28,858	-	-	8.75	9/16/2008
	21,142	-	-	8.75	9/16/2008
	20,000	-	-	7.75	8/11/2009
	11,510	-	-	17.38	9/13/2010
	18,490	-	-	17.38	9/13/2010
	6,653	-	-	6.97	6/28/2012
	23,347	-	-	6.97	6/28/2012

Steven J. Mencarini	16,200	-	-	12.75	6/19/2007
	5,100	-	-	13.25	9/8/2007
	9,400	-	-	12.25	12/3/2007
	4,425	-	-	11.50	2/5/2008
	575	-	-	11.50	2/5/2008
	23,059	-	-	8.00	10/1/2008
	1,941	-	-	8.00	10/1/2008
	20,000	-	-	7.75	8/11/2009
	6,274	-	-	17.38	9/13/2010
	3,726	-	-	17.38	9/13/2010
	3,306	-	-	7.75	12/27/2010
	1,694	-	-	7.75	12/27/2010

(1) On May 11, 2007, Messrs. Norton, Bowen, Parkhurst and Mencarini entered into separate stock option cancellation agreements pursuant to which options to purchase 300,000 shares, 50,000 shares, 50,000 shares, and 50,000 shares, respectively, were cancelled.  These cancelled awards are not included in this column.

2007 OPTION EXERCISES AND STOCK VESTED

The following table provides additional information about the value realized by the named executive officers on option award exercises during fiscal year 2007.  There were no stock awards that vested during fiscal 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Phillip G. Norton	33,116	113,445	-	-
Bruce M. Bowen	-	-	-	-
Kleyton L. Parkhurst	61,903	453,115	-	-
Steven J. Mencarini	-	-	-	-
(1) The valued realized as shown represents the difference between the fair market value of the company common stock on the date of exercise, based on the closing price as quoted on The NASDAQ Global Market, and the exercise price of the option.

2007 NONQUALIFIED DEFERRED COMPENSATION

The following table shows the contributions to, the earnings of, and the distribution from, each named executive officer's account under the company's nonqualified deferred compensation plan for fiscal year 2007.  See “Compensation Discussion and Analysis - Long-Term Incentive Compensation – Supplemental Benefit Plans.”

Name	Executive Contribution in Last FY ($)	Registrant Contributions in Last FY ($) (1)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Phillip G. Norton	-	--	-	-	-
Bruce M. Bowen	-	160,412	-	-	385,894
Kleyton L. Parkhurst	-	66,805	-	-	161,231
Steven J. Mencarini	-	64,115	-	-	152,076

(1)	The amounts in this column are reported in "All Other Compensation" in the Summary Compensation Table.
(2)
The nonqualified deferred compensation is based upon a hypothetical permanent whole life insurance policy for each of the named executive officer participants. The company’s contribution for fiscal 2007 represents the annual incremental increase in the cash surrender value of the hypothetical insurance policy for each of the named executive officer participants.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Employment Agreements

We have entered into employment agreements with Phillip G. Norton and Bruce M. Bowen, each effective as of September 1, 1996, and with Steven J. Mencarini, effective as of October 31, 2003, and with Kleyton L. Parkhurst, effective as of November 1, 2007.

Each of Messrs. Norton’s and Bowen’s employment agreements provide for an initial term of three years, and is subject to an automatic one-year renewal at the expiration thereof unless we or the employee provides notice of an intention not to renew at least thirty (30) days prior to expiration.

The employment agreements of Messrs. Norton and Bowen also contain a covenant not to compete on the part of each, whereby, in the event of a voluntary termination of employment, upon expiration of the term of the agreement, or upon the termination of employment by us for cause, each is subject to restrictions on acquiring, consulting with, or otherwise engaging in or assisting in the providing of capital needs for competing business activities or entities within the United States for a period of one year after the date of such termination or expiration of the term of the employment agreement.

Mr. Mencarini’s employment agreement provides for an initial term of two years, and is subject to an automatic one-year renewal at the expiration thereof unless we provide at least six months’ prior notice of termination or the employee resigns for any reason.  The employment agreement requires us to pay severance to Mr. Mencarini if we terminate his employment during the term of the agreement other than for cause or disability, or if he resigns for good reason.

Mr. Parkhurst’s employment agreement is effective for one year, and requires us to pay severance if we terminate his employment during the term of the agreement without good cause, or if he resigns for good reason.  In the event of Mr. Parkhurst’s disability, a severance payment is due in the amount of the greater of Mr. Parkhurst’s salary for the employment term, or his salary for six months.  Mr. Parkhurst’s agreement also contains covenants not to compete or solicit our employees during his employment and for a period of one year following the date on which his employment ends for any reason.

Under the employment agreements, each receives certain other benefits, including medical, insurance, death and long-term disability benefits and reimbursement of employment-related expenses. Under Mr. Bowen’s employment agreement, country-club dues are paid by us. If Mr. Bowen’s employment is terminated other than for cause, he is able to retain the country club membership provided he pays the country club dues. Under Mr. Norton’s employment agreement, we maintain key-man term life insurance in the amount of $11 million. Upon termination of employment for any reason, Mr. Norton has the right to have this policy transferred to him. However, we would not have further obligations to pay the premiums due on the policy. In addition, upon termination of employment, other than for cause, Mr. Norton has the right to receive season basketball tickets held by us, provided that the cost of the tickets are paid by Mr. Norton.

Estimated Termination Payments

The following tables show potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change-in-control or termination of employment, assuming a March 30, 2007 termination date and using the closing price of $10.58 per share of our common stock as of March 30, 2007, the last trading day of our fiscal 2007.

The information in the following tables regarding Mr. Parkhurst is based on his employment agreement in existence on March 31, 2007.  Effective November 1, 2007, Mr. Parkhurst entered into a new employment agreement and a description of the termination payment provisions of such agreement are described above under “Employment Contracts and Termination of Employment and Change in Control Arrangements.”

TERMINATION WITHOUT CAUSE PAYMENT AS OF MARCH 31, 2007

Name	Salary ($)		Bonus ($) (3)	Accrued and Unused Vacation ($) (4)	Accelerated Vesting of Stock Options (5)	Health and Benefits Continuation ($)		Supplemental Benefit Plan ($) (7)	Total ($)
Phillip G. Norton	156,250	(1)	150,000	-	-	3,868	(1)	-	310,118
Bruce M. Bowen	125,000	(1)	75,000	23,088	-	5,872	(1)	385,894	614.854
Kleyton L. Parkhurst	450,000	(2)	50,000	21,634	-	28,188	(6)	161,231	711,053
Steven J. Mencarini	450,000	(2)	100,000	21,634	-	28,188	(6)	152,076	751,898

(1)	Accrued salary and health and benefits continuation for term of contract.

(2)
Accrued salary based upon two times the executive’s annual base salary at March 31, 2007, payable in one lump sum within 30 days of termination.  In the event the executive is terminated due to disability, he is entitled to a payment for his current salary for a total of six months in one lump sum amount.

(3)	Accrued bonus for March 31, 2007. See “Components of Compensation – Discretionary Commission or Performance Bonus Compensation.”

(4)	Accrued vacation as of March 31, 2007.

(5)	All outstanding options held by the named executive officers were vested as of March 31, 2007.

(6)	Health and benefits for two years after date of termination. If re-employed and executive is provided health benefits, these benefits shall be secondary to those provided under other plan.

(7)	Payments under the Supplemental Benefit Plans. See “Long-Term Incentive Compensation -Supplemental Benefit Plans.”

TERMINATION FOR CAUSE PAYMENT AS OF MARCH 31, 2007

Name	Salary ($)		Bonus ($)	Accrued and Unused Vacation ($) (2)	Health and Benefits Continuation ($) (3)	Total ($)
Phillip G. Norton	-		-	-	-	-
Bruce M. Bowen	-		-	23,088	-	23,088
Kleyton L. Parkhurst	112,500	(1)	-	21,634	14,094	148,228
Steven J. Mencarini	112,500	(1)	-	21,634	14,094	148,228

(1)
Executive to be paid six months’ salary after termination based upon executive’s annual base salary as of March 31, 2007. This payment would be reduced by any salary earned by the executive’s subsequent employment during this period.

(2)	Accrued vacation as of March 31, 2007.

(3)	Health and benefit continuation up to one year, as needed by the executive.

TERMINATION UPON A CHANGE IN CONTROL PAYMENT AS OF MARCH 31, 2007

Name	Salary ($) (1)	Bonus ($)	Accrued and Unused Vacation ($) (2)	Stock Options (3)	Health and Benefits Continuation ($) (4)	Accelerated Vesting of Stock Options	Supplemental Benefit Plan(5) ($)	Total ($)
Phillip G. Norton	-	-	-	-	-	-	-	-
Bruce M. Bowen	-	-	23,088	-	-	-	385,894	408,982
Kleyton L. Parkhurst	225,000	-	21,634	-	14,094	-	161,231	421,959
Steven J. Mencarini	225,000	-	21,634	-	14,094	-	152,076	412,804

(1)	Accrued salary based upon one times the executive’s annual base salary at March 31, 2007, payable in one lump sum within 30 days of termination.

(2)	Accrued vacation as of March 31, 2007.

(3)	All outstanding options held by the named executive officers were vested as of March 31, 2007.

(4)
Health and benefits continuation for one year after date of termination.  If re-employed and executive is provided health benefits, these benefits shall become secondary to those provided under the other plan.

(5)	Payments under the Supplemental Retirement Plans. See “Long-Term Incentive Compensation- Supplemental Benefit Plans.”

2007 Director Compensation Table

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensa -tion ($)	Total
C. Thomas Faulders, III	35,000	-	$28,739	-	-	-	63,739
Terrence O'Donnell	35,000	-	$28,739	-	-	-	63,739
Milton E. Cooper, Jr.	35,000	-	$28,739	-	-	-	63,739
Lawrence S. Herman	35,000	-	$28,739	-	-	-	63,739
Eric D. Hovde	12,778	-	-	-	-	-	12,778
Irving R. Beimler	12,778	-	-	-	-	-	12,778

(1) The amounts in this column show the amount we have expensed during the fiscal year 2007 under FAS 123R for stock option awards made in prior years.  There were no stock awards made to the directors in fiscal year 2007.  The assumptions used to calculate the accounting expense recognized in fiscal 2007 for these stock option awards are set forth in Note 11, “Stock-Based Compensation”, to the Consolidated Financial Statements included herein.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the committee recommended to our Board of Directors that the Compensation Discussion and Analysis, as it appears above, be included in the company’s Annual Report on Form 10-K for the fiscal year ended March 31,  2007 and any proxy statement relating to the annual meeting for the March 31, 2007 fiscal year end. This report is provided by the following independent directors, who comprise the committee:

Milton E. Cooper, Jr. (Chairman)
C. Thomas Faulders III
Eric D. Hovde
Terrence O’Donnell

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year 2007 and up until June 12, 2007 were C. Thomas Faulders III (Chairman), Terrence O’Donnell, Lawrence S. Herman, and Milton E. Cooper, Jr.  Beginning June 13, 2007, the members of the Compensation Committee are Milton E. Cooper, Jr. (Chairman), C. Thomas Faulders III, Eric D. Hovde, and Terrence O’Donnell.  None of the members of the Compensation Committee is an employee or former employee of our company.  During fiscal year 2007, none of our executive officers served on the compensation committee of another entity or any other committee of the board of directors of another entity performing similar functions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

Except as set forth below, the following table sets forth certain information as of December 31, 2007 with respect to:  (1) each director; (2) each Named Executive Officer; (3) all executive officers and directors of ePlus as a group; and (4) all persons known by us to be the beneficial owners of more than five percent of the outstanding shares of our common stock.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Outstanding
Phillip G. Norton (3)	2,216,000	26.4%
Bruce M. Bowen (4)	711,400	8.51
Steven J. Mencarini (5)	65,000	*
Kleyton L. Parkhurst (6)	153,000	1.8
C. Thomas Faulders, III (7)	83,507	1.0
Terrence O’Donnell (8)	80,000	1.0
Milton E. Cooper, Jr. (11)	30,000	*
Lawrence S. Herman (9)	47,500	*
Eric D. Hovde (10)	1,265,129	15.4
Irving R. Beimler	0	0
All directors and executive officers as a group (10 Individuals)	4,651,536	51.8

Dimensional Fund Advisors Inc. (12) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	681,488	8.3%

*	Less than 1%
(1)	The business address of Messrs. Norton, Bowen, Mencarini, Parkhurst, Faulders, O’Donnell, Cooper, Herman, Hovde and Beimler is 13595 Dulles Technology Drive, Herndon, Virginia, 20171-3413.
(2)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of December 31, 2007 upon exercise of options or warrants.  Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not by any other person) and that are exercisable within 60 days of December 31, 2007 have been exercised.  The ownership amounts reported for persons who we know own more than 5% of our common stock are based on the Schedules 13D and 13G and Forms 4 and 5 filed with the SEC by such persons, unless we have reason to believe that the information contained in those filings is not complete or accurate.

(3)
Includes 2,040,000 shares held by J.A.P. Investment Group, L.P., a Virginia limited partnership, of which J.A.P., Inc., a Virginia corporation, is the sole general partner.  The limited partners are:  Patricia A. Norton, the spouse of Mr. Norton, trustee for the benefit of Phillip G. Norton, Jr., u/a dated as of July 20, 1983; Patricia A. Norton, the spouse of Mr. Norton, trustee for the benefit of Andrew L. Norton, u/a dated as of July 20, 1983; Patricia A. Norton, trustee for the benefit of Jeremiah O. Norton, u/a dated as of July 20, 1983; and Patricia A. Norton. Patricia A. Norton is the sole stockholder of J.A.P., Inc.  Also includes 175,000 shares of common stock issuable to Mr. Norton under options that are exercisable within 60 days of December 31, 2007.  Mr. Norton holds 1,000 shares individually.

(4)
Includes 421,400 shares held by Mr. and Mrs. Bowen, as tenants by the entirety, and 160,000 shares held by Bowen Holdings LLC, a Virginia limited liability company composed of Mr. Bowen and his three children, for which shares Mr. Bowen serves as manager.  Also includes 130,000 shares of common stock issuable to Mr. Bowen under options that are exercisable within 60 days of December 31, 2007.

(5)	Includes 65,000 shares of common stock issuable to Mr. Mencarini under options that are exercisable within 60 days of December 31, 2007.
(6)	Includes 140,000 shares of common stock issuable to Mr. Parkhurst under options that are exercisable within 60 days of December 31, 2007.
(7)	Includes 83,507 shares of common stock issuable to Mr. Faulders under options that are exercisable within 60 days of December 31, 2007.
(8)	Includes 80,000 shares of common stock issuable to Mr. O’Donnell under options that are exercisable within 60 days of December 31, 2007.
(9)	Includes 47,500 shares of common stock issuable to Mr. Herman under options that are exercisable within 60 days of December 31, 2007.
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

(11)	Includes 30,000 shares of common stock issuable to Mr. Cooper under options that are exercisable within 60 days of December 31, 2007.
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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 31, 2007, including the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan, Amended and Restated Incentive Stock Option Plan, Amended and Restated Outside Director Stock Option Plan, and Amended and Restated Nonqualified Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,788,613	$10.20	228,606
Equity compensation plans not approved by security holders	-	-	-
Total	1,788,613	$10.20	228,606

(1)
Includes options to purchase 300,000 shares, 50,000 shares, 50,000 shares and 50,000 shares of Messrs. Norton, Bowen, Parkhurst and Mencarini, respectively, which were cancelled pursuant to separate stock option cancellation agreements entered into by us and each of the executive officers on May 11, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the fiscal year ended March 31, 2007, we leased 50,232 square feet for use as our principal headquarters from Norton Building 1, LLC.  During the fiscal year ended March 31, 2007 and through May 30, 2007, Phillip G. Norton, our President and CEO, was the Manager of Norton Building 1, LLC.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. The lease was approved by the Board of Directors, prior to its commencement, and viewed by the Board as being at or below comparable market rents, and ePlus has the right to terminate up to 40% of the leased premises for no penalty, with six months’ notice. During the fiscal year ended March 31, 2007, we paid rent in the amount of $964 thousand.

Two of Mr. Norton’s sons are employed at the company. The first, a Director of Finance at ePlus Government, inc., earned $200 thousand in the fiscal year ended March 31, 2007. His compensation is comprised of a base salary and a bonus. The second, a Senior Account Executive at ePlus Government, inc., earned $233 thousand in the fiscal year ended March 31, 2007 in base salary and commissions. Mr. Norton’s brother is a Senior Account Executive at ePlus Group, inc., who earned $194 thousand in the fiscal year ended March 31, 2007 in base salary and commission. The Senior Account Executives’ compensation, like that of their peers’, is based primarily on the calculation of commissions for sales completed, in accordance with our commission plan.

Mr. Terrence O’Donnell, Board of Director member, Chairman of Audit Committee and Compensation Committee member, has a son-in-law serving as Senior Account Executive at ePlus Group who earned $741 thousand in base salary and commission in the fiscal year ended March 31, 2007. His compensation, like that of his peers’, is based primarily on the calculation of commissions for sales completed, in accordance with our commission plan.

Policies and Procedures for Related Party Transactions

Historically, our Board has reviewed and approved, as appropriate, related party transactions.  The Board reviewed and approved, in advance, the above-referenced lease of our principal headquarters. At this time, we have not adopted formal written policies and procedures for reviewing and approving these types of transactions.  However, our Board, recognizing that related transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof), is in the process of preparing for adoption a formal process for reviewing, approving and ratifying transactions with related persons.

Our standard of conduct and ethics for employees, officers and directors requires all of our employees, officers and directors to report to our controller any material transaction or relationship that creates a conflict of interest. These transactions and relationships include (i) owning a financial interest in any company that is a competitor of ePlus or which does or seeks to do business with ePlus; (ii) transactions with an entity in which the employee, officer or director or their family member has a substantial personal interest; (iii) gifts, trips, cash or other incentives from vendors and suppliers of ePlus; (iv) loans from or to any ePlus customer, supplier or contractor other than loans from our lenders that are on terms no more favorable than those available to the general public; (v) performing work or rendering services for any competitor or any entity which does business or seeks to do business with ePlus; and (vi) serving as a director of any other for-profit entity except with the approval of the CFO, or the CEO in the case of the CFO.

Director Independence

The Board has determined that Messrs. O’Donnell, Cooper, Beimler, Herman, Faulders and Hovde are independent under the NASDAQ Marketplace Rules. The Board has also determined the members of each committee of the Board are independent under the listing standards of the NASDAQ Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees we were billed for the audit and other services provided by Deloitte & Touche LLP for fiscal year 2007 and 2006 (in thousands).

	2007	2006
Audit Fees	$2,160	$3,412
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$2,160	$3,412

Audit Fees.  The fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year were $1.7 million.  We estimate an additional $460 thousand in fees will be charged by Deloitte & Touche LLP for the fiscal year 2007 audit.

The aggregate fees charged by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year were $3.4 million. Included in this amount is $2.8 million related to the restatement of our prior Consolidated Financial Statements.

Audit-Related Fees.  There were no audit-related fees billed by Deloitte & Touche LLP for the fiscal years ended March 31, 2007 or 2006.

Tax Fees.  There were no fees billed by Deloitte & Touche LLP for tax-related services rendered for the fiscal years ended March 31, 2007 or 2006.

All Other Fees.  There were no other fees billed by Deloitte & Touche LLP for professional services for the fiscal years ended March 31, 2007 or 2006.

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

10.4*
Employment Agreement, dated as of October 31, 2007, between ePlus and Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 6, 2007).

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

10.9
Credit Agreement dated September 23, 2005 among ePlus inc. and its subsidiaries named therein and National City Bank as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2005).

10.10
First Amendment to the Credit Agreement dated July 11, 2006 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia(Incorporated herein by reference Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2006).

10.11
Second Amendment to the Credit Agreement dated July 28, 2006 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia(Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 3, 2006).

10.12
Third Amendment to the Credit Agreement dated August 30, 2006 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2006).

10.13
Fourth Amendment to the Credit Agreement dated September 27, 2006 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2006).

10.14
Waiver dated September 27, 2006 by National City Bank and Branch Banking and Trust Company of Virginia(Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2006).

10.15
Fifth Amendment to the Credit Agreement dated November 15, 2006 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia(Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2006).

10.16
Sixth Amendment to the Credit Agreement dated January 11, 2007 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia(Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2007).

10.17
Seventh Amendment to the Credit Agreement dated March 12, 2007 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia(Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2007).

10.18
Eighth Amendment to the Credit Agreement dated June 27, 2007 among ePlus inc. and National City Bank and Branch Banking and Trust Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2007).

10.19
Ninth Amendment to the Credit Agreement dated August 22, 2007 among ePlus inc. and National City Bank and Branch Banking and Trust Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2007).

10.20
Tenth Amendment to the Credit Agreement dated November 29, 2007 among ePlus inc. and National City Bank and Branch Banking and Trust Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 4, 2007).

10.21
Business Financing Agreement dated August 31, 2000 among GE Commercial Distribution Finance Corporation (as successor to Deutsche Financial Services Corporation) and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2005).

10.22
Agreement for Wholesale Financing dated August 21, 2000 among GE Commercial Distribution Finance Corporation (as successor to Deutsche Financial Services Corporation) and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005).

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

10.34
Agreement Regarding Collateral Rights and Waiver between GE Commercial Distribution Finance Corporation and National City Bank, as Administrative Agent, dated March 24, 2004 (Incorporated herein by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on November 17, 2005).

10.34
Amendment to Business Financing Agreement and Agreement for Wholesale Financing dated June 29, 2006 between GE Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2006).

10.35
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated June 20, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2007).

10.36
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated August 2, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2007).

10.37
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated October 1, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2007).

10.38
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated October 29, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2007).

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

10.44
Addendum to Agreement for Wholesale Financing between ePlus Technology of NC, inc. and Deutsche Financial Services Corporation, dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.7 to our Current Report on Form 8-K filed on March 13, 2001).

10.45
Addendum to Agreement for Wholesale Financing between ePlus Technology of NC, inc. and Deutsche Financial Services Corporation, dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.8 to our Current Report on Form 8-K filed on March 13, 2001).

10.46
Addendum to Business Financing Agreement and Agreement for Wholesale Financing between ePlus Technology, inc. and Deutsche Financial Services Corporation, dated February 12, 2001, amending the Business Financing Agreement and Wholesale Financing Agreement, dated August 31, 2000 (Incorporated herein by reference to Exhibit 5.9 to our Current Report on Form 8-K filed on March 13, 2001).

10.47
Deed of Lease by and between ePlus inc. and Norton Building I, LLC dated as of December 23, 2004 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2004).

10.48*	ePlus inc. Supplemental Benefit Plan for Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).

10.49*	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.50*	ePlus inc. Supplemental Benefit Plan for Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 2, 2005).

10.51*	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).

10.52*
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

10.55*
Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 10, 2005).

10.56*
Non-Qualified Stock Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 10, 2005).

10.57*
Form of Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 10, 2005).

10.58*
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
Date: February 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: February 7, 2008

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director and Executive
Vice President
Date: February  7, 2008

/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini, Senior Vice President,
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 7, 2008

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: February 7, 2008

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: February 7, 2008

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: February 7, 2008

/s/ MILTON E. COOPER, JR.
By: Milton E. Cooper, Jr., Director
Date: February 7, 2008

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: February 7, 2008

/s/ IRVING R. BEIMLER
By: Irving R. Beimler, Director
Date: February 7, 2008

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 11, in fiscal year 2007 the Company changed its method of accounting for share-based compensation to conform to Statement of Financial Accounting Standards (FASB) No. 123(R), Share-Based Payment.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 7, 2008

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	As of March 31, 2006	As of March 31, 2007
	(in thousands)

ASSETS

Cash and cash equivalents	$20,697	$39,680
Accounts receivable—net	103,060	110,662
Notes receivable	330	237
Inventories	2,292	6,851
Investment in leases and leased equipment—net	205,774	217,170
Property and equipment—net	5,629	5,529
Other assets	10,038	11,876
Goodwill	26,125	26,125
TOTAL ASSETS	$373,945	$418,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable—equipment	$7,733	$6,547
Accounts payable—trade	19,235	21,779
Accounts payable—floor plan	46,689	55,470
Salaries and commissions payable	4,124	4,331
Accrued expenses and other liabilities	33,346	25,960
Income taxes payable	104	-
Recourse notes payable	6,000	5,000
Non-recourse notes payable	127,973	148,136
Deferred tax liability	165	4,708
Total Liabilities	245,369	271,931

COMMITMENTS AND CONTINGENCIES (Note 8)	-

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 11,037,213 issued and 8,267,223 outstanding at March 31, 2006; and 11,210,731 issued and 8,231,741 outstanding at March 31, 2007	110	112
Additional paid-in capital	72,811	75,909
Treasury stock, at cost, 2,769,990 and 2,978,990 shares, respectively	(29,984)	(32,884)
Deferred compensation expense	(25)	-
Retained earnings	85,377	102,754
Accumulated other comprehensive income—foreign currency translation adjustment	287	308
Total Stockholders’ Equity	128,576	146,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,945	$418,130

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended March 31,
	2005	2006	2007
	(in thousands)
REVENUES

Sales of product and services	$480,970	$583,068	$701,237
Sales of leased equipment	-	1,727	4,455
	480,970	584,795	705,692

Lease revenues	46,344	49,160	54,699
Fee and other income	11,485	13,363	13,720
Patent settlement income	37,000	-	17,500
	94,829	62,523	85,919

TOTAL REVENUES (1)	575,799	647,318	791,611

COSTS AND EXPENSES

Cost of sales, product and services	432,838	524,967	622,501
Cost of sales, leased equipment	-	1,690	4,360
	432,838	526,657	626,861

Direct lease costs	11,445	16,695	20,291
Professional and other fees	9,417	6,695	16,175
Salaries and benefits	54,335	62,308	70,888
General and administrative expenses	18,253	18,603	17,165
Litigation settlement and judgment	-	10,176	-
Interest and financing costs	5,877	7,250	10,125
	99,327	121,727	134,644

TOTAL COSTS AND EXPENSES (2)	532,165	648,384	761,505

Earnings (loss) before provision for income taxes	43,634	(1,066)	30,106

Provision for (benefit from) income taxes	17,928	(545)	12,729

NET EARNINGS (LOSS)	$25,706	$(521)	$17,377
NET EARNINGS (LOSS) PER COMMON SHARE—BASIC	$2.89	$(0.06)	$2.11
NET EARNINGS (LOSS) PER COMMON SHARE—DILUTED	$2.73	$(0.06)	$2.04

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,898,296	8,347,727	8,224,929
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	9,409,119	8,347,727	8,534,608

(1)	Includes amounts from related parties of $38, $2 and $0 for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.
(2)	Includes amounts to related parties of $521, $909 and $964 for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2005	2006	2007
	(in thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$25,706	$(521)	$17,377
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,784	17,162	21,837
Reserves for credit losses and sales returns	775	765	(400)
Provision for inventory losses	68	18	84
Excess tax benefit from exercise of stock options	-	-	(95)
Tax benefit of stock options exercised	157	498	305
Impact of stock-based compensation—net of taxes	(62)	442	934
Deferred taxes	(534)	(7,676)	4,543
Payments from lessees directly to lenders—operating leases	(3,699)	(6,901)	(12,422)
Loss on disposal of property and equipment	350	273	177
Gain on disposal of operating lease equipment	(159)	(986)	(1,023)
Changes in:
Accounts receivable—net	(42,344)	(10,652)	(9,924)
Notes receivable	(63)	(215)	93
Inventories	(1,285)	(193)	(3,059)
Investment in leases and leased equipment—net	(11,188)	(23,753)	(42,258)
Other assets	1,229	(5,822)	(1,538)
Accounts payable—equipment	(1,537)	(566)	(2,075)
Accounts payable—trade	3,613	5,067	2,680
Salaries and commissions payable, accrued expenses and other liabilities	27,157	(4,784)	(7,282)
Net cash provided by (used in) operating activities	10,968	(37,844)	(32,046)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	1,202	1,962	1,925
Purchase of operating lease equipment	(22,036)	(31,993)	(26,911)
Proceeds from sale of property and equipment	20	11	2
Purchases of property and equipment	(4,641)	(2,512)	(2,904)
Premiums paid on officers life insurance	(219)	(356)	(301)
Cash used in acquisitions, net of cash acquired	(5,000)	-	-
Net cash used in investing activities	(30,674)	(32,888)	(28,189)

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	Year Ended March 31,
	2005	2006	2007

Cash Flows From Financing Activities:
Borrowings:
Non-recourse	$64,631	$79,460	$95,356
Repayments:
Non-recourse	(43,618)	(35,160)	(23,021)
Write-off of non-recourse debt due to bankruptcy	(91)	-	-
Write-off of non-recourse debt due to settlement	(192)	-	-
Purchase of treasury stock	(5,695)	(7,096)	(2,900)
Proceeds from issuance of capital stock, net of expenses	686	1,841	1,886
Excess tax benefit from exercise of stock options	-	-	95
Net borrowings on floor plan facility	11,341	13,711	8,781
Net borrowings (repayments) on recourse lines of credit	6,259	(265)	(1,000)
Net cash provided by financing activities	33,321	52,491	79,197

Effect of Exchange Rate Changes on Cash	82	86	21

Net Increase (Decrease) in Cash and Cash Equivalents	13,697	(18,155)	18,983

Cash and Cash Equivalents, Beginning of Year	25,155	38,852	20,697

Cash and Cash Equivalents, End of Year	$38,852	$20,697	$39,680

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,490	$2,726	$2,528
Cash paid for income taxes	$16,262	$6,956	$8,140

Schedule of Noncash Investing and Financing Activities:
Liabilities assumed in purchase transactions	$1,875	$-	$-
Purchase of property and equipment included in accounts payable	$381	$320	$184
Payments from lessees directly to lenders	$23,748	$31,048	$52,172

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional		Deferred		Other
	Common Stock		Paid-In	Treasury	Compensation	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Expenses	Earnings	Income	Total

Balance, March 31, 2004	8,939,958	$107	$69,282	$(17,193)	$(55)	$60,192	$118	$112,451
Issuance of shares for option exercises	90,150	1	685	-	-	-	-	686
Tax benefit of exercised stock options	-	-	157	-	-	-	-	157
Effect of share-based compensation	-	-	(80)	-	17	-	-	(63)
Purchase of treasury stock	(448,616)	-	-	(5,695)	-	-	-	(5,695)
Comprehensive income, net of tax:		-
Net earnings	-	-	-	-	-	25,706	-	25,706
Foreign currency translation adjustment	-	-	-	-	-	-	83	83
Total comprehensive income	-	-	-	-	-	25,706	83	25,789
Balance, March 31, 2005	8,581,492	108	70,044	(22,888)	(38)	85,898	201	133,325

Issuance of shares for option exercises	229,821	2	1,839	-	-	-	-	1,841
Tax benefit of exercised stock options	-	-	498	-	-	-	-	498
Effect of share-based compensation	-	-	430	-	13	-	-	443
Purchase of treasury stock	(544,090)	-	-	(7,096)	-	-	-	(7,096)
Comprehensive income, net of tax:
Net loss	-	-	-	-	-	(521)	-	(521)
Foreign currency translation adjustment	-	-	-	-	-	-	86	86
Total comprehensive income (loss)	-	-	-	-	-	(521)	86	(435)
Balance, March 31, 2006	8,267,223	110	72,811	(29,984)	(25)	85,377	287	128,576

Issuance of shares for option exercises	173,518	2	1,859	-	-	-	-	1,861
Tax benefit of exercised stock options	-	-	305	-	-	-	-	305
Effect of share-based compensation	-	-	934	-	25	-	-	959
Purchase of treasury stock	(209,000)	-	-	(2,900)	-	-	-	(2,900)
Comprehensive income, net of tax:
Net earnings	-	-	-	-	-	17,377	-	17,377
Foreign currency translation adjustment	-	-	-	-	-	-	21	21
Total comprehensive income			-	-	-	17,377	21	17,398

Balance, March 31, 2007	8,231,741	$112	$75,909	$(32,884)	-	$102,754	$308	$146,199

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and For the Years Ended March 31, 2005, 2006, and 2007

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

ASSET PURCHASES —On May 28, 2004, we purchased certain assets and assumed certain liabilities of Manchester Technologies, Inc. for total consideration of $7.0 million. The purchase was made by ePlus Technology, inc., a wholly-owned subsidiary of ePlus inc. The purchase price included $5.0 million in cash and the assumption of certain liabilities of approximately $2.0 million. The acquisition has enhanced our IT reseller and professional services business. Approximately 125 former Manchester Technologies, Inc. personnel were hired by us as part of the transaction and are located in three established offices in metropolitan New York, South Florida and Baltimore.

PRINCIPLES OF CONSOLIDATION — The Consolidated Financial Statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

From time to time, in the sales of product and services, we may enter into contracts that contain multiple elements. Sales of services currently represent less than 10% of our sales.  For services that are performed in conjunction with product sales and are completed in our facilities prior to shipment of the product, sales for both the product and services are recognized upon shipment. Sales of services that are performed at customer locations are recorded as sales of product and services when the services are performed. If the service is performed at a customer location in conjunction with a product sale or other service sale, we recognize the sale in accordance with SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, in an arrangement with multiple deliverables, we recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the client on a stand-alone basis;
•	there is objective and reliable evidence of the fair value of the undelivered item(s); and
•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

We sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.”  We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services on the accompanying Consolidated Statements of Operations. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no cost of sales.

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

Sales of leased equipment represent revenue from the sales of equipment subject to a lease in which we are the lessor. If the rental stream on such lease has non-recourse debt associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of debt assumed by the purchaser. If there is no non-recourse debt associated with the rental stream, sales revenue is recorded at the amount of gross consideration received, and costs of sales is recorded at the book value of the lease. Sales of leased equipment represents revenue generated through the sale of equipment sold primarily through our financing business unit.

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

Revenue from sales of our software is recognized in accordance with SOP 97-2, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” We recognize revenue when all the following criteria exist: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) no significant obligations by us related to services essential to the functionality of the software remain with regard to implementation; (4) the sales price is determinable; and (5) and it is probable that collection will occur. Revenue from sales of our software is included in fee and other income on our Consolidated Statements of Operations.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”   Software capitalized for internal used were $323 thousand, $740 thousand and $249 thousand, during the years ended March 31, 2005, 2006, and 2007, respectively, which is included in the accompanying Consolidated Balance Sheets as a component of property and equipment—net.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the years ended March 31, 2005, 2006 and 2007, respectively, costs of $12 thousand, $116 thousand and $59 thousand were capitalized for software to be made available to customers.

INTANGIBLE ASSETS — In accordance with FASB issued SFAS No. 141, “Business Combinations”, purchase method of accounting must be used for all business combinations transacted after June 30, 2001.  SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must be recognized and reported separately from goodwill.  In May 2004, we acquired certain assets and liabilities of Manchester Technologies, Inc. The excess of the cost over the fair value of net tangible assets acquired was assigned to identifiable intangible assets and goodwill utilizing the purchase method of accounting. The final determination of the purchase price allocation was based on the fair values of the assets and liabilities assumed, including acquired intangible assets. This determination was made by management through various means, including obtaining a third-party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities, approximates fair value due to their short maturities. The carrying amount of our non-recourse and recourse notes payable approximates its fair value. We determined the fair value of notes payable by applying the average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the accompanying Consolidated Statements of Stockholders’ Equity.  For the years ended March 31, 2006 and 2007, accumulated other comprehensive income increased $86 thousand and $21 thousand respectively, resulting in total comprehensive income (loss) of ($435) thousand and $17.4 million, respectively.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,898,296 in fiscal 2005, 8,347,727 in fiscal 2006, and 8,224,929 in fiscal 2007. Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 9,409,119 in fiscal 2005, 8,347,727 in fiscal 2006 and 8,534,608  in fiscal 2007. For 2006, 609,795 shares have been excluded from the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

STOCK-BASED COMPENSATION — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and subsequently issued stock option related guidance.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation expense will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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

RECENT ACCOUNTING PRONOUNCEMENTS  — In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —An Interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for us on April 1, 2007. We are assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our Consolidated Financial Statements. We do, however, expect to record a cumulative effect adjustment to our fiscal 2008 balance of beginning retained earnings.

During September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements. SAB No. 108 was adopted in the fourth quarter of 2007. The adoption of SAB No. 108 did not have a material impact on our Consolidated Financial Statements.

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

2.  INVESTMENTS IN LEASES AND LEASED EQUIPMENT—NET

Investments in leases and leased equipment—net consists of the following:

	As of
	March 31, 2006	March 31, 2007
	(in thousands)
Investment in direct financing and sales-type leases—net	$155,910	$158,471
Investment in operating lease equipment—net	49,864	58,699
	$205,774	$217,170

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	March 31, 2006	March 31, 2007
	(in thousands)
Minimum lease payments	$149,200	$154,349
Estimated unguaranteed residual value (1)	23,804	22,375
Initial direct costs, net of amortization (2)	1,763	1,659
Less: Unearned lease income	(15,944)	(18,271)
Reserve for credit losses	(2,913)	(1,641)
Investment in direct finance and sales-type leases—net	$155,910	$158,471

(1) Includes estimated unguaranteed residual values of $1,451 thousand and $1,191 thousand as of March 31, 2006 and 2007, respectively, for direct financing leases which have been sold and accounted for under SFAS No. 140.
(2) Initial direct costs are shown net of amortization of $1,786 thousand and $1,409 thousand as of March 31, 2006 and 2007, respectively.

Future scheduled minimum lease rental payments as of March 31, 2007 are as follows (in thousands):

Year ending March 31,	2008	$76,548
	2009	46,309
	2010	22,671
	2011	5,910
	2012	1,868
2013 and thereafter		1,043
Total		$154,349

Our net investment in direct financing and sales-type leases is collateral for non-recourse and recourse equipment notes. See Note 6, “Recourse and Non-Recourse Notes Payable.”

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment—net are as follows:

	As of
	March 31, 2006	March 31, 2007
	(In Thousands)
Cost of equipment under operating leases	$71,786	$93,804
Less: Accumulated depreciation and amortization	(21,922)	(35,105)
Investment in operating lease equipment—net	$49,864	$58,699

Future scheduled minimum lease rental payments as of March 31, 2007 are as follows (in thousands):

Year ending March 31,	2008	$20,664
	2009	15,497
	2010	9,164
	2011	3,217
	2012	409
Total		$48,951

3.  RESERVES FOR CREDIT LOSSES

As of March 31, 2005, 2006 and 2007, activity in our reserves for credit losses are as follows (in thousands):

	Accounts	Lease-Related
	Receivable	Assets	Total
Balance April 1, 2004	$1,584	$3,146	$4,730

Provision for Bad Debts	740	-	740
Recoveries	41	-	41
Write-offs and other	(406)	(90)	(496)
Balance March 31, 2005	1,959	3,056	5,015

Provision for Bad Debts	518	-	518
Recoveries	207	-	207
Write-offs and other	(624)	(143)	(767)
Balance March 31, 2006	2,060	2,913	4,973

Provision for Bad Debts	460	(1,027)	(567)
Recoveries	23	-	23
Write-offs and other	(483)	(245)	(728)
Balance March 31, 2007	$2,060	$1,641	$3,701

4. PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following:
	As of March 31,
	2006	2007
	(In Thousands)
Furniture, fixtures and equipment	$6,331	$7,622
Vehicles	148	203
Capitalized software	6,757	5,650
Leasehold improvements	2,155	2,197
Less:Accumulated depreciation and amortization	(9,762)	(10,143)
Property and equipment—net	$5,629	$5,529

For the years ended March 31, 2006 and 2007, depreciation expense on property and equipment—net was $3,185 and $2,262 respectively.

5. GOODWILL

As of March 31, 2006 and 2007, we had goodwill of $26.1 million.  We have determined goodwill had not been impaired and that no potential impairment existed based on testing performed on September 30, 2005 and 2006.

There was no change in the carrying amount of goodwill for the years ended March 31, 2006 and 2007.

6. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

	As of March 31,
	2006	2007
	(In Thousands)

National City Bank – Recourse credit facility of $35 million expiring on July 21, 2009. At our option, carrying interest rate is either LIBOR rate plus 175–250 basis points, or the Alternate Base Rate of the higher of prime, or federal funds rate plus 50 basis points, plus 0–25 basis points of margin. The interest rate at March 31, 2007 was 6.875%.	$6,000	$5,000

Total recourse obligations	$6,000	$5,000

Non-recourse equipment notes secured by related investment in leases with interest rates ranging from 3.05% to 9.25% in fiscal years 2006 and 2007	$127,973	$148,136

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

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component. As of March 31, 2007, the facility agreement had an aggregate limit of the two components of $85 million, and the accounts receivable component had a sub-limit of $30 million which bears interest at prime less 0.5% or 7.75% at March 31, 2007. Effective October 29, 2007, the facility with GECDF was amended to increase the aggregate limit to $125 million with a sub-limit on the accounts receivable component of $30 million.  The temporary overline periods in the previous agreement was eliminated.  Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with these covenants as of March 31, 2007.  Either party may terminate with 90 days’ advance notice.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc.  The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates.  We have not delivered the annual audited financial statements for the year ended March 31, 2007; however, GECDF has extended the delivery date to provide the financial statements through February 29, 2008.  The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Borrowings under our $35 million line of credit from National City Bank are subject to and in compliance with certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. We were in compliance with or had received amendments extending these covenants as of March 31, 2007.  The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our audited and unaudited financial statements, and pro-forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: (a) annual Audited Financial Statements for the year ended March 31, 2007 included herein; and (b) quarterly Unaudited Financial Statements for the quarter ended June 30, 2007 and September 30, 2007.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007, a Ninth Amendment dated August 22, 2007 and a Tenth Amendment dated November 29, 2007.  As a result of the amendments, the agents agreed, inter alia, to extend the delivery date requirements of the documents above through February 28, 2008.

We believe we will receive additional extensions from our lender if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents.  However, we cannot guarantee that we will receive additional extensions.

Recourse and non-recourse notes payable as of March 31, 2007, mature as follows:

		Recourse Notes Payable	Non-Recourse Notes Payable
		(In Thousands)

Year ending March 31,	2008	$5,000	$81,231
	2009	-	40,884
	2010	-	18,710
	2011	-	6,035
	2012	-	1,197
2013 and after		-	79
Total		$5,000	$148,136

7. RELATED PARTY TRANSACTIONS

We lease 50,232 square feet for use as our principal headquarters from Norton Building 1, LLC. The annual rent is $19.50 per square foot for the first year, with a rent escalation of three percent per year for each year thereafter. During the fiscal year ended March 31, 2007 and through May 30, 2007, Phillip G. Norton, our President and CEO, was the Manager of Norton Building 1, LLC.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. The lease was approved by the Board of Directors, prior to its commencement, and viewed by the Board as being at or below comparable market rents.  The expiration date of the lease is December 31, 2009 and ePlus has the right to terminate up to 40% of the leased premises for no penalty, with six months’ notice.  During the years ended March 31, 2005, 2006, and 2007, we paid rent in the amount of $521 thousand, $909 thousand and $964 thousand, respectively.

8. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment for the conduct of our business. Rent expense relating to these operating leases was $2,649 thousand, $2,538 thousand and $2,489 thousand for the years ended March 31, 2005, 2006, and 2007, respectively. As of March 31, 2007, the future minimum lease payments are due as follows:

		(In Thousands)
Year Ending March 31,	2008	$2, 282
	2009	1,833
	2010	1,278
	2011	271
	2012	-
Total		$5,664

Litigation

We have been involved in several matters described below, arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”), which was perpetrating a fraud related to installment sales that were assigned to various lenders and were non-recourse to us.

In one lawsuit, which was filed on May 10, 2005, an underlying lender, Banc of America Leasing and Capital, LLC (“BoA”) sought repayment from us of approximately $3.1 million plus interest and attorneys’ fees.  The case went to trial, and a final judgment in favor of BoA was entered on February 6, 2007.  As of March 31, 2007, we have recorded approximately $4.2 million, representing the $3 million verdict, $871 thousand in attorneys’ fees and $368 thousand in interest and other costs.  Of this amount, $183 thousand in interest was accrued during the year ended March 31, 2007.

Another lawsuit was filed on November 3, 2006 by BoA against ePlus inc., seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group, inc.’s obligations to BoA relating to the Cyberco transaction.  ePlus Group has already paid to BoA the judgment in the suit against ePlus Group referenced above.  The suit against ePlus seeks attorneys’ fees BoA incurred in ePlus’ appeal of BoA’s suit against ePlus Group referenced above, expenses that may be incurred in a bankruptcy adversary proceeding relating to Cyberco, attorneys’ fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and any other costs or fees relating to any of the described matters.  The trial has been stayed pending the resolution of litigation in California state court in which ePlus has filed suit against BoA. ePlus is vigorously defending the suit.  We cannot predict the outcome of this suit.  We believe a loss is not probable, and we have not accrued for this matter.

In a bankruptcy adversary proceeding, which was filed on December 7, 2006, Cyberco’s bankruptcy trustee sought approximately $775 thousand as alleged preferential transfers. In January 2008, we entered into a settlement agreement with the trustee and agreed to pay to the trustee $95 thousand, which we recorded in the year ended March 31, 2007.

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

We are currently engaged in a dispute with the government of the District of Columbia (“DC”) regarding personal property taxes on property we financed for our customers.  DC is seeking approximately $508 thousand plus interest and penalties, relating to property we financed for our customers.  We believe the tax is owed by our customers, and are seeking resolution in DC’s Office of Administrative Hearings.  We cannot predict the outcome of this matter.  While management does not believe this matter will have a material effect on its financial condition and results of operations, resolution of this dispute is ongoing.

9. INCOME TAXES

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the Consolidated Statements of Operations is as follows:

	For the Year Ended March 31,
	2005	2006	2007
	(In Thousands)

Statutory federal income tax rate	35%	35%	35%
Income tax expense (benefit) computed at the U.S. statutory federal rate	$15,288	$(356)	$10,537
State income tax expense—net of federal benefit	2,094	163	1,027
Change in state rate and estimate	(57)	(1,230)	725
Change in valuation allowance	-	606	(28)
Meals and entertainment expense	134	170	120
Non-taxable interest income	(13)	(34)	(22)
Fines and penalties	(28)	31	27
Officers’ life insurance premiums	8	41	8
Other	502	64	335
Provision for (benefit from) income taxes	$17,928	$(545)	$12,729
Effective income tax rate	41.1%	51.1%	42.3%

The components of the provision for income taxes are as follows:

	For the Year Ended March 31,
	2005	2006	2007
	(In Thousands)

Current:
Federal	$15,010	$6,753	$6,467
State	3,206	260	1,580
Foreign	-	159	131
Total current expense	18,216	7,172	8,178

Deferred:
Federal	(303)	(6,940)	3,856
State	15	(777)	695
Total deferred expense (benefit)	(288)	(7,717)	4,551

Provision for (benefit from) income taxes	$17,928	$(545)	$12,729

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31 were as follows:

	As of March 31,
	2006	2007
	(In Thousands)

Deferred Tax Assets:
Accrued vacation	$820	$761
Allowance for bad debts	786	793
Reserve for credit losses	1,157	645
Investment in partnership	589	-
Delinquent rent reserve	1,821	84
State net operating loss carryforward	627	835
Basis difference in fixed assets	785	759
Capital loss carryforward	167	-
Lawsuit settlement and judgment reserve	3,077	124
Book compensation on discounted stock options	1,596	1,422
Payroll tax—stock options	197	211
Other accruals and reserves	890	1,847
Gross deferred tax assets	12,512	7,481
Less: valuation allowance	(794)	(737)
Net deferred tax assets	11,718	6,744

Deferred Tax Liabilities:
Basis difference in operating lease items	(9,637)	(9,014)
Basis difference in tax deductible goodwill	(1,640)	(2,093)
Other deferred tax liabilities	(606)	(344)
Total deferred tax liabilities	(11,883)	(11,451)

Net deferred tax liabilities	$(165)	$(4,707)

The net change in the valuation allowance during the year ended March 31, 2007 was a decrease of $57 thousand. This change related primarily to an increase regarding foreign tax credits offset by the decrease related to the capital loss carry forward of $147 thousand that expired in March 31, 2007. The valuation allowance resulted from management's determination, based on available evidence, that it was more likely than not that the foreign tax credit deferred tax asset of $118 thousand and state net operating loss deferred tax asset balance of $618 thousand will not be realized.

10. STOCK REPURCHASE

From October 1, 2004 to November 16, 2004, there were no stock repurchase authorizations. On November 17, 2004, another stock purchase program was authorized by our Board. This program authorized the repurchase of up to 3,000,000 shares of our outstanding common stock over a period of time ending no later than November 17, 2005 and was limited to a cumulative purchase amount of $7.5 million. On March 2, 2005, our Board approved an increase, from $7.5 million to $12.5 million, for the maximum total cost of shares that could be purchased, which expired November 17, 2005. On November 18, 2005, the Board authorized a new stock repurchase program of up to 3,000,000 shares with a cumulative purchase limit of $12.5 million.

During the years ended March 31, 2005, 2006, and 2007, we repurchased 448,616, 544,090, and 209,000 shares of our outstanding common stock for a total of $5.7 million, $7.1 million, and $2.9 million, respectively. Since the inception of our initial repurchase program on September 20, 2001, as of March 31, 2007, we had repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total of $32.9 million. As of March 31, 2007, a maximum purchase amount of $7.9 million and up to 763,107 shares were available under the stock repurchase program which expired November 17, 2006.  As of March 31, 2007, there is no approved stock repurchase plan.

11. STOCK-BASED COMPENSATION

Contributory 401(k) Profit Sharing Plan

We provide our employees with a contributory 401(k) profit sharing plan. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Employer contribution percentages are determined by us and are discretionary each year.  To date, the employer contributions are vested when they are paid by us to the plan.  Our expense for the plan was $212 thousand, $306 thousand and $360 thousand for the years ended March 31, 2005, 2006 and 2007, respectively.

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

On April 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. We have recognized compensation cost equal to the fair values for the unvested portion of share-based awards at April 1, 2006 over the remaining period of service, as well as compensation cost expense for those share-based awards granted or modified on or after April 1, 2006 over the vesting period based on the grant-date fair values using the straight-line method. The fair values were estimated using the Black-Scholes option pricing model.

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

As of March 31, 2007, a total of 2,771,394 shares of common stock have been reserved for issuance upon exercise of options granted under the Amended LTIP (2003).

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

In accordance with SFAS No. 123R, we recognized $186 thousand and $934 thousand of stock-based compensation expense for the three and twelve months ended March 31, 2007, respectively.  As of March 31, 2007, there was $1.7 million of unrecognized compensation expense related to nonvested options. This expense is expected to be fully recognized over the next 1.5 years.  In addition, we previously presented deferred compensation as a separate component of stockholders’ equity.  In accordance with SFAS No. 123R, upon adoption, we also reclassified the balance in deferred compensation to additional paid-in-capital on our Consolidated Balance Sheet.

The following pro forma table illustrates the impact on net earnings and EPS had we applied the fair value expense recognition provisions of SFAS No. 123 for the years ended March 31, 2005 and 2006 (in thousands, except per share data).

	Year Ended March 31,
	2005	2006

Net earnings (loss), as reported	$25,706	$(521)
Add: APB 25 intrinsic value of stock-based compensation, net of tax	(37)	216
Less: SFAS 123 stock based compensation expense, net of tax	(1,135)	(514)
Net earnings (loss), pro forma	$24,534	$(819)

Basic earnings (loss) per share, as reported	$2.89	$(0.06)
Basic earnings (loss) per share, pro forma	$2.76	$(0.10)
Diluted earnings (loss) per share, as reported	$2.73	$(0.06)
Diluted earnings (loss) per share, pro forma	$2.61	$(0.10)

Stock Option Activity

During the years ended March 31, 2005, 2006 and 2007, there were 500,000, 80,000, and 40,000 stock options granted to employees, respectively.  We use the Black-Scholes option-pricing model to estimate the fair value of stock-based option awards.  The following assumptions were utilized:

	For the Year Ended March 31,
	2005	2006	2007

Options granted under the Incentive Stock Option Plan:
Expected life of option	5 years	5 years	5 years
Expected stock price volatility	71.77%	48.08%	38.22%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.46%	4.15%	5.04%

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

A summary of stock option activity during the three years ended March 31, 2007 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value

Outstanding, April 1, 2004	1,772,682	$6.23-$21.25	$9.19
Options granted	500,000	$10.75 - $15.16	$11.08
Options exercised	(89,300)	$6.24 - $13.00	$7.32
Options forfeited	(19,700)	$6.86 - $17.38	$11.22
Outstanding, March 31, 2005	2,163,682	$6.23 - $21.25	$9.66
Exercisable, March 31, 2005	1,648,382

Outstanding, April 1, 2005	2,163,682	$6.23 - $21.25	$9.66
Options granted	80,000	$12.73 - $13.11	$12.91
Options exercised	(229,821)	$6.40 - $11.50	$10.01
Options forfeited	(13,950)	$6.86 - $21.25	$17.11
Outstanding, March 31, 2006	1,999,911	$6.23 - $17.38	$9.93
Exercisable, March 31, 2006	1,559,411

Outstanding, April 1, 2006	1,999,911	$6.23 - $17.38	$9.93
Options granted	40,000	$10.25	$10.25
Options exercised	(173,518)	$6.23 - $10.75	$7.36
Options forfeited	(77,780)	$8.75 - $17.38	$9.97
Outstanding, March 31, 2007	1,788,613	$6.23 - $17.38	$10.20	4.6	$2,539,778
Vested or expected to vest at March 31, 2007	1,788,613		$10.20	4.6	$2,539,778
Exercisable, March 31, 2007	1,486,613		$10.00	3.9	$2,539,778

The total intrinsic value of stock options exercised during the twelve months ended March 31, 2007 was $991 thousand.

Additional information regarding options outstanding as of March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable

		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Exercise	Contractual		Exercise
Range of	Options	Price per	Life	Options	Price per
Exercise Prices	Outstanding	Share	Remaining	Exercisable	Share

$6.23 - $9.00	863,906	$7.70	3.2	863,906	$7.70
$9.01 - $13.50	714,200	$11.25	6.4	412,200	$11.28
$13.51 - $17.38	210,507	$16.90	4.0	210,507	$16.90

$6.23 - $17.38	1,788,613	$10.20	4.6	1,486,613	$10.00

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at March 31, 2006	440,500	$7.45

Granted	40,000	4.27
Vested	(138,500)	7.12
Forfeited	(40,000)	4.27

Nonvested at March 31, 2007	302,000	$7.59

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	As of March 31, 2006		As of March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$20,697	$20,697	$39,680	$39,680
Accounts receivable	103,060	103,060	110,662	110,662
Notes receivable	330	330	237	237

Liabilities:
Accounts payable	73,657	73,657	83,796	83,796
Accrued expenses and other liabilities	33,346	33,346	25,960	25,960
Non-recourse notes payable	127,973	128,412	148,136	148,445
Recourse notes payable	6,000	6,000	5,000	5,000

13. SEGMENT REPORTING

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

Both segments utilize our proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit. Income related to services generated by our proprietary software and services are included in the technology sales business unit.

The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies.” Corporate overhead expenses are allocated on the basis of employee headcount. Certain items have been reclassified for the year ended March 31, 2005 to conform to the March 31, 2007 presentation.

		Technology
	Financing	Sales
	Business	Business
	Unit	Unit	Total
	(in thousand)
Year ended March 31, 2005
Sales of product and services	$3,738	$477,232	$480,970
Lease revenues	46,344	-	46,344
Fee and other income	2,472	9,013	11,485
Patent settlement income	-	37,000	37,000
Total Revenues	52,554	523,245	575,799
Cost of sales	3,634	429,204	432,838
Direct lease costs	11,445	-	11,445
Selling, general and administrative expenses	21,469	60,536	82,005
Segment earnings	16,006	33,505	49,511
Interest and financing costs	5,403	474	5,877
Earnings before income taxes	$10,603	$33,031	$43,634
Assets	$255,164	$104,964	$360,128

Year ended March 31, 2006
Sales of product and services	$3,951	$579,117	$583,068
Sales of leased equipment	1,727	-	1,727
Lease revenues	49,160	-	49,160
Fee and other income	1,616	11,747	13,363
Total Revenues	56,454	590,864	647,318
Cost of sales	5,597	521,059	526,656
Direct lease costs	16,695	-	16,695
Selling, general and administrative expenses	31,242	66,541	97,783
Segment earnings	2,920	3,264	6,184
Interest and financing costs	6,843	407	7,250
Earnings (loss) before income taxes	$(3,923)	$2,857	$(1,066)
Assets	$259,948	$113,997	$373,945

Year ended March 31, 2007
Sales of product and services	$3,903	$697,334	$701,237
Sales of leased equipment	4,455	-	4,455
Lease revenues	54,699	-	54,699
Fee and other income	1,462	12,258	13,720
Patent settlement income	-	17,500	17,500
Total Revenues	64,519	727,092	791,611
Cost of sales	7,162	619,699	626,861
Direct lease costs	20,291	-	20,291
Selling, general and administrative expenses	17,959	86,269	104,228
Segment earnings	19,107	21,124	40,231
Interest and financing costs	9,904	221	10,125
Earnings before income taxes	$9,203	$20,903	$30,106
Assets	$289,807	$128,323	$418,130

Included in the Financing Business Unit above are inter-segment accounts receivable of $34.7 million and $42.7 million for the years ended March 31, 2006 and 2007, respectively.  Included in the Technology Sales Business Unit above are inter-segment accounts payable of $34.7 million and $42.7 million for the years ended March 31, 2006 and 2007, respectively.

14. QUARTERLY DATA —UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts).

	Year Ended March 31, 2006

	First	Second	Third	Fourth	Annual
	Quarter	Quarter	Quarter	Quarter	Amount

Sales	$134,870	$159,409	$146,385	$144,131	$584,795
Total revenues	149,804	174,243	163,073	160,198	647,318
Cost of Sales	122,107	143,742	131,734	129,074	526,657
Total costs and expenses	147,619	171,296	161,257	168,212	648,384
Earnings (loss) before provision for income taxes	2,185	2,947	1,816	(8,014)	(1,066)
Provision for (benefit from) income taxes	885	1,198	741	(3,369)	(545)
Net earnings (loss)	$1,300	$1,749	$1,075	$(4,645)	$(521)
Net earnings (loss) per common share—Basic	$0.15	$0.21	$0.13	$(0.55)	$(0.06)
Net earnings (loss) per common share—Diluted	$0.14	$0.19	$0.12	$(0.55)	$(0.06)

	Year Ended March 31, 2007

	First	Second	Third	Fourth	Annual
	Quarter	Quarter	Quarter	Quarter	Amount

Sales	$175,333	$182,132	$185,834	$162,393	$705,692
Total revenues	189,510	198,748	222,878	180,475	791,611
Cost of Sales	156,030	162,371	163,763	144,697	626,861
Total costs and expenses	186,055	197,480	201,418	176,552	761,505
Earnings before provision for income taxes	3,455	1,268	21,460	3,923	30,106
Provision for income taxes	1,391	290	9,056	1,992	12,729
Net earnings	$2,064	$978	$12,404	$1,931	$17,377
Net earnings per common share—Basic	$0.24	$0.12	$1.51	$0.24	$2.11
Net earnings per common share—Diluted	$0.22	$0.12	$1.47	$0.23	$2.04

15.  LEGAL SETTLEMENTS

On February 7, 2005, Ariba, Inc. was found liable by a jury for willfully infringing three U.S. patents held by us.  On February 12, 2005, we settled the patent-infringement suit through a settlement and license agreement (the “Settlement Agreement”). The Settlement Agreement provided that we receive, by March 31, 2005, a total of $37 million for the license of our patents. We have no future obligations under the Settlement Agreement.  No royalties or additional payments of any kind are required to keep this Agreement in full force. We are not engaged in licensing patents in the normal course of our business and do not perform research and development activities to obtain patentable processes or products; however, we may patent our existing business processes or products. We do not anticipate incurring any additional costs arising as a result of this Agreement and there are no further actions that are required to be taken by us.  We accrued for the Settlement Agreement in the quarter ended March 31, 2005 in patent settlement income on the accompanying Consolidated Statements of Operations.  The following table shows the line items on the Consolidated Statement of Operations that were impacted by the settlement (in thousands):

Patent settlement income	$37,000
Professional and other fees	(3,061)
Salaries and benefits	(908)
Net amount realized before income taxes	$33,031

The salaries and benefits costs were due to performance bonuses awarded to employees as a result of the settlement proceedings.

On December 11, 2006, ePlus inc. and SAP America, Inc. and its German parent, SAP AG (collectively, “SAP”) entered into a Patent License and Settlement Agreement (the “Agreement”) to settle a patent lawsuit between the companies which was filed on April 20, 2005. Under the terms of the Agreement, we licensed to SAP our existing patents as well as patents developed and/or acquired by us within the next five years in exchange for a one-time cash payment of $17.5 million, which was paid on January 16, 2007. No royalties or additional payments of any kind are required to keep this Agreement in full force. We are not engaged in licensing patents in the normal course of our business and do not perform research and development activities to obtain patentable processes or products; however, we may patent our existing business processes or products. We do not anticipate incurring any additional costs arising as a result of this Agreement and there are no further actions that are required to be taken by us. In addition, SAP has agreed not to pursue legal action against us for patent infringement as to any of our current lines of business on any of SAP’s patents for a period of five years. The Agreement also provided for general release, indemnification for its violation, and dismissed the litigation with prejudice. We recorded the transaction in the quarter ended December 31, 2006 in patent settlement income on the accompanying  Consolidated Statements of Operations.  The following table shows the line items on the Consolidated Statement of Operations that were impacted by the settlement (in thousands):

Patent settlement income	$17,500
Professional and other fees	(5,633)
Salaries and benefits	(266)
Net amount realized before income taxes	$11,601

16. ACQUISITION

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

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” whereby the total cost of the acquisition has been allocated to tangible and intangible assets acquired and the liabilities assumed based upon their fair values at the effective date of the acquisition. During the quarter ended March 31, 2005, the allocation was completed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$939
Property and equipment	91
Other assets	41
Other assets—intangible	94
Goodwill	5,882
Accrued expenses and other liabilities	(2,047)
Cash paid	$5,000

17. SUBSEQUENT EVENTS

Effective at the opening of business on July 20, 2007, our common stock was delisted from the Nasdaq Global Market due to non-compliance with financial statement reporting requirements. Specifically, in determining to delist our common stock, Nasdaq cited the delay of more than one year from the final due date for the filing of our fiscal year 2006 Annual Report on Form 10-K with the SEC. In order for us to be eligible to be relisted on Nasdaq, all requisite periodic reports must be filed with the SEC, including this Form 10-K and the Form 10-Qs for the quarters ended June 30 and September 30, 2007.

Between April 1 and December 31, 2007, we sold portions of our lease portfolio. The sales will be reflected in our consolidated financial statements over the nine-month period as sales of leased equipment totaling approximately $20.8 million and cost of sales, leased equipment of $19.2 million. There will also be a reduction of investment in leases and leased equipment—net and non-recourse notes payable.