Form 10-Q
period 2007-06-30
EPLUS INC
filed 2008-03-31
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock outstanding as of February 29, 2008 was 8,231,741.

TABLE OF CONTENTS

ePlus inc. AND SUBSIDIARIES

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

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Results of Operations” sections contained elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the SEC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	March 31, 2007	June 30, 2007
ASSETS	(in thousands)

Cash and cash equivalents	$39,680	$47,597
Accounts receivable—net	110,662	146,500
Notes receivable	237	216
Inventories	6,851	11,381
Investment in leases and leased equipment—net	217,170	200,669
Property and equipment—net	5,529	5,119
Other assets	11,876	13,611
Goodwill	26,125	26,125
TOTAL ASSETS	$418,130	$451,218

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$6,547	$8,184
Accounts payable—trade	21,779	24,996
Accounts payable—floor plan	55,470	71,594
Salaries and commissions payable	4,331	4,904
Accrued expenses and other liabilities	25,960	36,343
Income taxes payable	-	2,300
Recourse notes payable	5,000	5,000
Non-recourse notes payable	148,136	141,065
Deferred tax liability	4,708	4,457
Total Liabilities	271,931	298,843

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 11,210,731 issued and 8,231,741 outstanding at March 31, 2007 and 11,210,731 issued and 8,231,741 outstanding at June 30, 2007	112	112
Additional paid-in capital	75,909	77,420
Treasury stock, at cost, 2,978,990 and 2,978,990 shares, respectively	(32,884)	(32,884)
Retained earnings	102,754	107,273
Accumulated other comprehensive income—foreign currency translation adjustment	308	454
Total Stockholders' Equity	146,199	152,375
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$418,130	$451,218

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2006	2007

	(amounts in thousands, except per share data)

REVENUES

Sales of product and services	$175,493	$206,554
Sales of leased equipment	-	8,586
	175,493	215,140

Lease revenues	11,332	19,146
Fee and other income	2,845	4,380
	14,177	23,526

TOTAL REVENUES	189,670	238,666

COSTS AND EXPENSES

Cost of sales, product and services	156,362	185,207
Cost of leased equipment	-	8,182
	156,362	193,389

Direct lease costs	5,024	6,023
Professional and other fees	1,286	3,667
Salaries and benefits	17,303	19,694
General and administrative expenses	4,356	4,483
Interest and financing costs	1,995	2,496
	29,964	36,363

TOTAL COSTS AND EXPENSES (1)	186,326	229,752

EARNINGS BEFORE PROVISION FOR INCOME TAXES	3,344	8,914

PROVISION FOR INCOME TAXES	1,391	3,904

NET EARNINGS	$1,953	$5,010

NET EARNINGS PER COMMON SHARE—BASIC	$0.24	$0.61
NET EARNINGS PER COMMON SHARE—DILUTED	$0.22	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,207,369	8,231,741
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,723,439	8,434,774

(1)   Includes amounts to related parties of $233 thousand and $243 thousand for the three months ended June 30, 2006 and June 30, 2007, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2006	2007
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$1,953	$5,010

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,948	6,137
Reserves for credit losses and sales returns	591	216
Provision for inventory losses	(2)	93
Impact of stock-based compensation	254	1,511
Excess tax benefit from exercise of stock options	(101)	-
Deferred taxes	913	(251)
Payments from lessees directly to lenders—operating leases	(2,520)	(3,818)
Loss on disposal of property and equipment	9	2
Gain on disposal of operating lease equipment	(316)	(48)
Changes in:
Accounts receivable—net	(27,350)	(36,959)
Notes receivable	9	21
Inventories	(9,731)	(3,957)
Investment in leases and leased equipment—net	(12,275)	2,803
Other assets	38	(1,682)
Accounts payable—equipment	109	2,259
Accounts payable—trade	3,129	3,352
Salaries and commissions payable, accrued expenses and other liabilities	3,879	12,764
Net cash used in operating activities	(36,463)	(12,547)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	497	634
Purchases of operating lease equipment	(4,734)	(4,583)
Purchases of property and equipment	(546)	(357)
Premiums paid on officers' life insurance	(55)	(62)
Net cash used in investing activities	(4,838)	(4,368)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Three Months Ended June 30,
	2006	2007
	(in thousands)

Cash Flows From Financing Activities:
Borrowings:
Non-recourse	23,497	11,935
Repayments:
Non-recourse	(7,758)	(3,374)
Purchase of treasury stock	(2,900)	-
Proceeds from issuance of capital stock, net of expenses	1,109	-
Excess tax benefit from exercise of stock options	101	-
Tax benefit of options exercised	308	-
Net borrowings on floor-planning facility	19,766	16,124
Net borrowings on lines of credit	9,000	-
Net cash provided by financing activities	43,123	24,685

Effect of Exchange Rate Changes on Cash	97	147

Net Increase in Cash and Cash Equivalents	1,919	7,917

Cash and Cash Equivalents, Beginning of Period	20,697	39,680

Cash and Cash Equivalents, End of Period	$22,616	$47,597

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$529	$383
Cash paid for income taxes	$16	$1,158

Schedule of Non-cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$112	$48
Principal payments from lessees directly to lenders	$9,617	$15,632

See Notes To Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2007 and 2006

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

These interim financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended March 31, 2007. Operating results for the interim periods are not necessarily indicative of results for an entire year.

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

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases and sales of leased assets to lessees. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to estimated residual value.

Revenue from hosting arrangements is recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” Our hosting arrangements do not contain a contractual right to take possession of the software. Therefore, our hosting arrangements are not in the scope of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition” and require that the portion of the fee allocated to the hosting elements be recognized as the service is provided. Currently, the majority of our software revenue is generated through hosting agreements and is included in fee and other income on our Condensed Consolidated Statements of Operations.

Revenue from sales of our software is recognized in accordance with SOP 97-2, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” We recognize revenue when all the following criteria exist: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) no significant obligations by us related to services essential to the functionality of the software remain with regard to implementation; (4) the sales price is determinable; and (5) it is probable that collection will occur. Revenue from sales of our software is included in fee and other income on our Condensed Consolidated Statements of Operations.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”   Software capitalized for internal use was $54 thousand and $50 thousand during the three months ended June 30, 2007 and June 30, 2006, respectively, which is included in the accompanying Condensed Consolidated Balance Sheets as a component of property and equipment—net.  We had capitalized costs, net of amortization, of approximately $650 thousand at June 30, 2007 and March 31, 2007.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the three months ended June 30, 2007, there was no such capitalized costs while for the three months ended June 30, 2006,  $20 thousand were capitalized for software to be made available to customers.  We had $714 thousand and $760 thousand of capitalized costs, net of amortization, at June 30, 2007 and March 31, 2007, respectively.

INTANGIBLE ASSETS — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform an impairment test for goodwill at September 30th of each year and follow the two-step process prescribed in SFAS No. 142 to test our goodwill for impairment under the transitional goodwill impairment test. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities, approximates fair value due to their short maturities. The carrying amount of our non-recourse and recourse notes payable approximates its fair value. We determined the fair value of notes payable by applying the average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments. The estimated fair value of our recourse and non-recourse notes payable at June 30, 2007 and March 31, 2007 was $145.6 million and $153.4 million, respectively, compared to a carrying amount of $146.1 million and $153.1 million, respectively.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

INCOME TAXES — Deferred income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement reporting and tax bases of assets and liabilities, using tax rates currently in effect. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not. In addition, during the three months ended June 30, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. We have recorded a cumulative effect adjustment to reduce our fiscal 2008 balance of beginning retained earnings by $491 thousand in our Condensed Consolidated Financial Statements.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments.  For the three months ended June 30, 2007, accumulated other comprehensive income increased $146 thousand from $308 thousand at March 31, 2007, resulting in total comprehensive income of $5.2 million.  For the three months ended June 30, 2006, accumulated other comprehensive income increased $97 thousand from March 31, 2006,  resulting in total comprehensive income of $2.1 million.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,231,741 for the three months ended June 30, 2007 and 8,207,369 for the three months ended June 30, 2006.  Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,434,774 for the three months ended June 30, 2007 and 8,723,439 in the three months ended June 30, 2006.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

STOCK-BASED COMPENSATION — On April 1, 2006, we adopted FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and subsequently issued stock option related guidance.  We elected the modified-prospective transition method. Under the modified-prospective method, we must recognize compensation expense for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption.  We have recognized compensation expense equal to the fair values for the unvested portion of share-based awards at April 1, 2006 over the remaining period of service, as well as compensation expense for those share-based awards granted or modified on or after April 1, 2006 over the vesting period based on the grant-date fair values using the straight-line method. For those awards granted prior to the date of adoption, compensation expense is recognized on an accelerated basis based on the grant-date fair value amount as calculated for pro forma purposes under SFAS No. 123.

RECENT ACCOUNTING PRONOUNCEMENTS  — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, "Effective Dates of FASB Statement No. 157," which defers the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. We are in the process of evaluating the impact, if any, SFAS No. 157 will have on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” ("SFAS No. 159"). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We are in the process of evaluating the impact, if any, SFAS No. 159 will have on our financial condition and results of operations.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following:

	As of
	March 31, 2007	June 30, 2007
	(in thousands)
Investment in direct financing and sales-type leases—net	$158,471	$143,728
Investment in operating lease equipment—net	58,699	56,941
	$217,170	$200,669

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	March 31, 2007	June 30, 2007
	(in thousands)
Minimum lease payments	$154,349	$136,088
Estimated unguaranteed residual value (1)	22,375	21,628
Initial direct costs, net of amortization (2)	1,659	1,502
Less: Unearned lease income	(18,271)	(13,970)
Reserve for credit losses	(1,641)	(1,520)
Investment in direct financing and sales-type leases—net	$158,471	$143,728

(1)	Includes estimated unguaranteed residual values of $1,191 thousand and $1,530 thousand as of March 31, 2007 and June 30, 2007, respectively, for direct financing SFAS No. 140 leases.
(2)	Initial direct costs are shown net of amortization of $1,409 thousand and $1,467 thousand as of March 31, 2007 and June 30, 2007, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows:

	As of
	March 31, 2007	June 30, 2007
	(in thousands)
Cost of equipment under operating leases	$93,804	$96,199
Less: Accumulated depreciation and amortization	(35,105)	(39,258)
Investment in operating lease equipment—net	$58,699	$56,941

3. RESERVES FOR CREDIT LOSSES

As of March 31, 2007 and June 30, 2007, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2006	$2,060	$2,913	$4,973

Provision for Bad Debts	460	(1,027)	(567)
Recoveries	23	-	23
Write-offs and other	(483)	(245)	(728)
Balance March 31, 2007	2,060	1,641	3,701

Provision for Bad Debts	254	(121)	133
Recoveries	38	-	38
Write-offs and other	(147)	-	(147)
Balance June 30, 2007	$2,205	$1,520	$3,725

4. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

	As of
	March 31, 2007	June 30, 2007
	(in thousands)

National City Bank – Recourse credit facility of $35,000,000 expiring on July 21, 2009. At our option, the carrying interest rate is either LIBOR rate plus 175–250 basis points, or the Alternate Base Rate of the higher of prime, or federal funds rate plus 50 basis points, plus 0-25 basis points of margin. The interest rate at June 30, 2007 is 6.875%.	$5,000	$5,000

Total recourse obligations	$5,000	$5,000

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 3.05% to 9.25% for year ended March 31, 2007 and 5.77% to 7.37% for the three months ended June 30, 2007.	$148,136	141,065

Principal and interest payments on the recourse and non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and us. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against us.

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component. As of June 30, 2007, the facility agreement had an aggregate limit of the two components of $100 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5% or 7.75%. Effective October 29, 2007, the facility with GECDF was amended to increase the aggregate limit to $125 million with a sub-limit on the accounts receivable component of $30 million.  The temporary overline periods in the previous agreement were eliminated.  Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with these covenants as of June 30, 2007.  Either party may terminate with 90 days’ advance notice.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc.  The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We were in compliance with this covenant as of June 30, 2007.  The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Borrowings under our $35 million line of credit from National City Bank are subject to and in compliance with certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. We are in compliance with or have received amendments extending these covenants as of June 30, 2007.  The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables, and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our audited and unaudited financial statements, and pro-forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: quarterly Condensed Consolidated Unaudited Financial Statements for the quarter ended June 30, 2007 included herein and for the quarters ended September 30, 2007 and December 31, 2007.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007, a Ninth Amendment dated August 22, 2007, a Tenth Amendment dated November 29, 2007 and an Eleventh Amendment dated February 29, 2008.  As a result of the amendments, the agents agreed, inter alia, to extend the delivery date requirements of the documents above through June 30, 2008.

We believe we will receive additional extensions from our lender, if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents.  However, we cannot guarantee that we will receive additional extensions.

5. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2007, we leased 50,232 square feet for use as our principal headquarters from Norton Building 1, LLC.  During the fiscal year ended March 31, 2007 and through May 30, 2007, Phillip G. Norton, our President and CEO, was the Manager of Norton Building 1, LLC.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children, and as of May 31, 2007, Mr. Norton has no managerial or executive role in Norton Building 1, LLC.  The lease was approved by the Board of Directors prior to its commencement, and viewed by the Board as being at or below comparable market rents, and ePlus has the right to terminate up to 40% of the leased premises for no penalty, with six months’ notice. During the three months ended June 30, 2007 and June 30, 2006, we paid rent in the amount of $246 thousand and $233 thousand, respectively.

6. COMMITMENTS AND CONTINGENCIES

Litigation

We have been involved in several matters described below, arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”), which was perpetrating a fraud related to installment sales that were assigned to various lenders and were non-recourse to us.

In one lawsuit, which was filed on May 10, 2005, an underlying lender, Banc of America Leasing and Capital, LLC (“BoA”) sought repayment from us of approximately $3.1 million plus $1.2 million in interest and attorneys’ fees, which was recorded in the year ended March 31, 2006. The case went to trial, and a final judgment in favor of BoA was entered on February 6, 2007.

Another lawsuit was filed on November 3, 2006 by BoA against ePlus inc., seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group, inc.’s obligations to BoA relating to the Cyberco transaction.  ePlus Group has already paid to BoA the judgment in the suit against ePlus Group referenced above.  The suit against ePlus seeks attorneys’ fees BoA incurred in ePlus’ appeal of BoA’s suit against ePlus Group referenced above, expenses that BoA incurred in a bankruptcy adversary proceeding relating to Cyberco, attorneys’ fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and any other costs or fees relating to any of the described matters.  The trial has been stayed pending the resolution of litigation in California state court in which ePlus is the plaintiff in a suit against BoA.  ePlus is vigorously defending the suit against us by BoA.  We cannot predict the outcome of this suit.  We do not believe a loss is probable; therefore we have not accrued for this matter.

In a bankruptcy adversary proceeding, which was filed on December 7, 2006, Cyberco’s bankruptcy trustee sought approximately $775 thousand as alleged preferential transfers. In January 2008, we entered into a settlement agreement with the trustee and agreed to pay to the trustee $95 thousand, which we recorded in the year ended March 31, 2007.

On January 18, 2007, a stockholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia.  The amended complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus.  The amended complaint alleges violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets and unjust enrichment. We have filed a Motion to Dismiss the plaintiff’s amended complaint.  The amended complaint seeks monetary damages from individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees.  We cannot predict the outcome of this suit.  We do not believe a loss is probable; therefore we have not accrued for this matter.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management believes that a loss is not probable and no amount has been accrued for these matters.

Intellectual Property Litigation

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

Regulatory and Other Legal Matters

In June 2006, the Audit Committee commenced an investigation of our stock option grants since our initial public offering in 1996 (the "Audit Committee Investigation"). In August 2006, the Audit Committee voluntarily contacted and advised the staff of SEC of its investigation and the Audit Committee’s preliminary conclusion that a restatement will be required. The SEC opened an informal inquiry and we have and will continue to cooperate with the staff.  No amount has been accrued for this matter.

We are currently engaged in a dispute with the government of the District of Columbia (“DC”) regarding personal property taxes on property we financed for our customers.  DC is seeking approximately $508 thousand plus interest and penalties, relating to property we financed for our customers.  We believe the tax is owed by our customers, and are seeking resolution in DC’s Office of Administrative Hearings.  We cannot predict the outcome of this matter. We do not believe a loss is probable; therefore we have not accrued for this matter.

7. EARNINGS PER SHARE

Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share” ("SFAS No. 128").  In accordance with SFAS No. 128, basic EPS amounts are calculated based on weighted average shares outstanding of 8,231,741 at June 30, 2007 and 8,207,369 at June 30, 2006.  Diluted EPS amounts are calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,434,774 at June 30, 2007 and 8,723,439 at June 30, 2006.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and June 30, 2007.

	Three months ended June 30
	2006	2007
	(in thousands, except per share data)

Net income available to common shareholders—basic and diluted	$1,953	$5,010

Weighted average shares outstanding—basic	8,207	8,232
In-the-money options exercisable under stock compensation plans	516	203
Weighted average shares outstanding—diluted	8,723	8,435

Income per common share:
Basic	$0.24	$0.61
Diluted	$0.22	$0.59

Unexercised employee stock options to purchase 418,507 shares of our common stock were not included in the computations of diluted EPS for the three months ended June 30, 2007, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

8. STOCK REPURCHASE

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

During the three months ended June 30, 2007, we did not repurchase any shares of our outstanding common stock. During the three months ended June 30, 2006, we repurchased 209,000 shares of our outstanding common stock for a total purchase price of approximately $2.9 million.  Since the inception of our initial repurchase program on September 20, 2001, as of June 30, 2007, we had repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total purchase price of $32.9 million.  As of June 30, 2007, there was no approved stock repurchase plan.

9. STOCK-BASED COMPENSATION

Contributory 401(k) Profit Sharing Plan

We provide our employees with a contributory 401(k) profit sharing plan. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Employer contribution percentages are determined by us and are discretionary each year.  The employer contributions vested over a four-year period.  Our expense for the plan for the three months ended June 30, 2007 and June 30, 2006 were $92.0 thousand and $111.0 thousand, respectively.

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

1996 Stock Incentive Plan

The allowable number of outstanding shares under this plan was 155,000. On September 1, 1996, the Board adopted this plan, and it was effective on November 8, 1996 when the SEC declared our Registration Statement on Form S-1 effective in connection with our IPO on November 20, 1996.  The 1996 SIP is comprised of an Incentive Stock Option Plan, a Nonqualified Stock Option Plan, and an Outside Director Stock Option Plan.  Each of the components of the 1996 Plans provided that options would only be granted after execution of an Option Agreement.  Except for the number of options awarded to directors, the salient provisions of the 1996 SIP are identical to the Amended SIP, which is described below.

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

Amendment and Restatement of the 1996 Stock Incentive Plan

The 1996 SIP was amended via an Amendment and Restatement of the 1996 Stock Incentive Plan.  The primary purpose of the amendment was to increase the aggregate number of shares allocated to the plan by making the shares available a percentage (20%) of total shares outstanding rather than a fixed number.  The Amended SIP also modified the annual grants to directors from 5,000 options to 10,000 options.

The Amended SIP also provided for an employee stock purchase plan, and permitted the Board to establish other restricted stock and performance-based stock awards and programs.  The Amended SIP was adopted by the Board and became effective on May 14, 1997, subject to approval at the annual shareholders meeting that fall. The Amended SIP was adopted by shareholders at the annual meeting on September 30, 1997.

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

Another change to note is the modification of the LTIP as it relates to options awarded to directors.  Under the 1998 LTIP, instead of being awarded on the anniversary of the director’s service, the options are to be automatically awarded the day after the annual shareholders meeting to all directors in service as of that day.  No automatic annual grants may be awarded under the LTIP after September 1, 2006.  The LTIP also permits for discretionary option awards to directors.

Amended and Restated 1998 Long-Term Incentive Plan

Minor amendments were made to the 1998 LTIP on April 1, April 17 and April 30, 2001.  The amendments change the name of the plan from the 1998 Long-Term Incentive Plan to the Amended and Restated 1998 Long-Term Incentive Plan.  In addition, provisions were added “to allow the Compensation Committee to delegate to a single board member the authority to make awards to non-Section 16 insiders, as a matter of convenience,” and to provide that “no option granted under the Plan may be exercisable for more than ten years from the date of its grant.”

The Amended LTIP (2001) was amended on July 15, 2003 by the Board and approved by the stockholders on September 18, 2003.  Primarily, the amendment modified the aggregate number of shares available under the plan to a fixed number (3,000,000).  Although the language varies somewhat from earlier plans, it permits the Board or Compensation Committee to delegate authority to a committee of one or more directors who are also officers of the corporation to award options under certain conditions.  The Amended LTIP (2003) replaced all the prior plans, is our current plan, and covers option grants for employees, executives and outside directors.

As of June 30, 2007, a total of 2,305,194 shares of common stock have been reserved for issuance upon exercise of options granted under the Amended LTIP (2003).

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

In accordance with SFAS No. 123R, we recognized $254 thousand of stock-based compensation expense during the three months ended June 30, 2006.  We recognized $1.5 million of stock-based compensation expense for the three months ended June 30, 2007, which is primarily due to the immediate recognition of the remaining nonvested share-based compensation expense from the cancellation of 450,000 options on May 11, 2007.  Messrs. Norton, Bowen, Parkhurst and Mencarini entered into separate stock option cancellation agreements pursuant to which options to purchase 300,000 options, 50,000 options, 50,000 options, and 50,000 options, respectively, were cancelled.  As of June 30, 2007, there was $139 thousand of unrecognized compensation expense related to nonvested options. This expense is expected to be fully recognized over the next 1.5 years.  In addition, we previously presented deferred compensation as a separate component of stockholders’ equity.

Stock Option Activity

During the three months ended June 30, 2006 and 2007, there were no stock options granted to employees.

Expected life of the option is the period of time that we expect the options granted to be outstanding.  Expected stock price volatility is based on historical volatility of our stock.  Expected dividend yield is zero as we do not expect to pay any dividends, nor have we historically paid any dividends.  Risk-free interest rate is the five-year nominal constant maturity Treasury rate on the date of the award.

A summary of stock option activity during the three months ended June 30, 2007 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value

Outstanding, April 1, 2007	1,788,613	$6.23 - $17.38	$10.20
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	(466,200)	$10.84 - $12.75	$11.03
Outstanding, June 30, 2007	1,322,413	$6.23 - $17.38	$9.91	3.3	$1,771,459

Vested or expected to vest at June 30, 2007	1,322,413		$9.91	3.3	$1,771,459
Exercisable, June 30, 2007	1,290,413		$9.83	3.2	$1,771,459

Additional information regarding stock options outstanding as of June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Exercise Price per Share	Weighted Avg. Contractual Life Remaining	Options Exercisable	Weighted Avg. Exercise Price per Share

$6.23 - $9.00	863,906	$7.70	2.9	863,906	$7.70
$9.01 - $13.50	248,000	$11.64	4.4	216,000	$11.43
$13.51 - $17.38	210,507	$16.90	3.8	210,507	$16.90

$6.23 - $17.38	1,322,413	$9.91	3.3	1,290,413	$9.83

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at April 1, 2007	302,000	$7.59

Granted	-
Vested	(90,000)	7.76
Forfeited	(180,000)	7.76

Nonvested at June 30, 2007	32,000	$6.13

10.  INCOME TAXES

On April 1, 2007, we adopted FIN 48 and recognized liabilities for uncertain tax positions based on the two-step approach prescribed in the interpretation.  The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  For tax positions that are more likely than not of being sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.  It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes.

As a result of the implementation of FIN 48, we recorded a $735 thousand increase in the gross liability for unrecognized tax positions, comprised of $460 thousand of unrecognized tax benefits and $275 thousand of interest and penalties, partially offset by federal and state tax benefits of $244 thousand. The net effect of $491 thousand was recorded as a decrease to the opening balance of retained earnings on April 1, 2007.  As of April 1, 2007, we had $712 thousand of total gross unrecognized tax benefits.  Included in the retained earnings balance at April 1, 2007, were $460 thousand of tax benefits that, if recognized, would affect the effective tax rate.  As of April 1, 2007, we had accrued interest and penalties of $305 thousand.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions.  We are currently under audit by the Internal Revenue Service (“IRS”) for fiscal years 2004, 2005 and 2006. We have recorded a liability associated with preliminary results of the audit of $252 thousand in fiscal year 2007.  We expect the audit to close during the third quarter of fiscal year 2009.  Tax years 2003, 2004, 2005 and 2006 are subject to examination by state taxing authorities. In addition, various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

There were no increases to gross unrecognized tax benefits during the three months ended June 30, 2007.  We expect it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $250 thousand in the next 12 months due to the payment of the current IRS audit assessment.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. As of April 1, 2007, the Company had accrued interest and penalties of $306 thousand.  Our Condensed Consolidated Statements of Operations for the quarter ended June 30, 2007 include additional interest of $18 thousand.

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

The accounting policies of the segments are the same as those described in Note 1, “Basis of Presentation.” Corporate overhead expenses are allocated on the basis of employee headcount.

	Financing Business Unit	Technology Sales Business Unit	Total

Three months ended June 30, 2006
Sales of product and services	$920	$174,573	$175,493
Lease revenues	11,332	-	11,332
Fee and other income	208	2,637	2,845
Total revenues	12,460	177,210	189,670
Cost of sales	659	155,703	156,362
Direct lease costs	5,024	-	5,024
Selling, general and administrative expenses	4,576	18,369	22,945
Segment earnings	2,201	3,138	5,339
Interest and financing costs	1,960	35	1,995
Earnings before income taxes	$241	$3,103	$3,344
Assets	$275,197	$143,175	$418,372

Three months ended June 30, 2007
Sales of product and services	$939	$205,615	$206,554
Sales of leased equipment	8,586		8,586
Lease revenues	19,146	-	19,146
Fee and other income	253	4,127	4,380
Total revenues	28,924	209,742	238,666
Cost of sales	8,868	184,521	193,389
Direct lease costs	6,023	-	6,023
Selling, general and administrative expenses	4,199	23,645	27,844
Segment earnings	9,834	1,576	11,410
Interest and financing costs	2,453	43	2,496
Earnings before income taxes	$7,381	$1,533	$8,914
Assets	$291,756	$159,462	$451,218

Included in the financing business unit above are inter-segment accounts receivable of $2.1 million and $38.6 million for the three months ended June 30, 2006 and 2007, respectively.  Included in the technology sales business unit above are inter-segment accounts payable of $2.1 million and $38.6 million for the three months ended June 30, 2006 and 2007, respectively.

12. SUBSEQUENT EVENTS

Effective at the opening of business on July 20, 2007, our common stock was delisted from The Nasdaq Global Market due to non-compliance with financial statement reporting requirements. Specifically, in determining to delist our common stock, Nasdaq cited the delay of more than one year from the final due date for the filing of our fiscal year 2006 Annual Report on Form 10-K with the SEC.  Although we filed our fiscal year 2006 Form 10-K with the SEC on August 16, 2007 and our fiscal year 2007 Form 10-K on February 8, 2008, the following requisite periodic reports must also be filed with the SEC in order for us to be eligible to be relisted on Nasdaq: this Form 10-Q, the Form 10-Q for the quarter ended September 30, 2007, and the Form 10-Q for the quarter ended December 31, 2007.

Between July 1, 2007 and December 31, 2007, we sold portions of our lease portfolio. The sales will be reflected in our Condensed Consolidated Financial Statements over the six-month period as sales of leased equipment totaling approximately $21.0 million and cost of sales, leased equipment of $20.3 million. There will also be a reduction of investment in leases and leased equipment—net and non-recourse notes payable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2007 (the “2007 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors” in our 2007 Annual Report and in Part II, Item 1A of this quarterly report on Form 10-Q.

Discussion and Analysis Overview

ePlus and its consolidated subsidiaries provide leading IT products and services, flexible leasing solutions, and enterprise supply management to enable our customers to optimize their IT infrastructure and supply chain processes.  Our revenues are composed of sales of product and services, sales of leased equipment, lease revenues and fee and other income.  Our operations are conducted through two basic business segments: our technology sales business unit and our financing business unit.

Technology Sales Business Unit

The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides internet-based business-to-business supply chain management solutions for information technology and other operating resources.

Our technology sales business unit derives revenue from the sales of new equipment and service engagements.  These revenues are reflected in our Condensed Consolidated Statements of Operations under sales of product and services and fee and other income. Many customers purchase information technology equipment from us using Master Purchase Agreements (“MPAs”) in which the terms and conditions of our relationship are stipulated. Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day termination for convenience clauses. In addition, many of our customers place orders using purchase orders without an MPA in place. A substantial portion of our sales of product and services are from sales of Hewlett Packard and CISCO products, which represent approximately 25% and 41% of sales, respectively, for the three months ended June 30, 2007.

Included in the sales of product and services in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. Our service engagements are generally governed by Statements of Work and/or Master Service Agreements. They are primarily fixed fee; however, some agreements are time and materials or estimates. We endeavor to minimize the cost of sales in our technology sales business unit through vendor consideration programs provided by manufacturers. The programs are generally governed by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorizations are costly to maintain and these programs continually change and there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our major manufacturers:

Manufacturer	Manufacturer Authorization Level

Hewlett Packard	HP Platinum Major (National)
Cisco Systems	Cisco Gold DVAR (National)
Microsoft	Microsoft Gold (National)
Sun Microsystems	Sun SPA Executive Partner (National) Sun National Strategic DataCenter Authorized
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
Network Appliance, Inc.	NetApp Platinum (Elite)
Citrix Systems, Inc.	Citrix Gold (National)

Through our technology sales business unit we also generate revenue through hosting arrangements and sales of software.  These revenues are reflected in our Condensed Consolidated Statements of Operations under fee and other income.  In addition, fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income.

Financing Business Unit

The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide.  The financing business unit derives revenue from leasing primarily information technology equipment and sales of leased equipment.  These revenues are reflected in our Condensed Consolidated Statements of Operations under lease revenues and sales of leased equipment.

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases and sales of leased assets to lessees.  These transactions are accounted for in accordance with SFAS No. 13.  Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct finance leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property plus initial direct costs (net margins) is recorded as revenue at the inception of the lease. For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. SFAS No. 140 establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases we make on a non-recourse basis meet the criteria for surrender of control set forth by SFAS No. 140 and have, therefore, been treated as sales for financial statement purposes.

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

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to residuals, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to FIN 48.  Estimates in the assumptions used in the valuation of our stock option expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock options. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates routinely require adjustment.

We consider the following accounting policies important in understanding our operating results and financial condition.  For additional accounting policies, see Note 1, “Basis of Presentation” to the Condensed Consolidated Financial Statements included elsewhere in this report.

As noted in Note 1, “Basis of Presentation,” under the caption “Income Taxes,” we adopted FIN 48 during the first quarter of fiscal 2008. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since the date of our 2007 Annual Report.

SALES OF PRODUCT AND SERVICES.  We adhere to guidelines and principles of sales recognition described in SAB No. 104 issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Using these tests, the vast majority of our sales represent product sales recognized upon delivery.

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

Revenue from sales of our software is recognized in accordance with SOP 97-2, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” We recognize revenue when all the following criteria exist: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) no significant obligations by us related to services essential to the functionality of the software remain with regard to implementation; (4) the sales price is determinable; and (5) it is probable that collection will occur.  Revenue from sales of our software is included in fee and other income on our Condensed Consolidated Statements of Operations.

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

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases and sales of leased assets to lessees.  Equipment under operating leases is recorded at cost on the balance sheet as investment in leases and leased equipment—net and depreciated on a straight-line basis over the lease term to our estimate of residual value. For the periods subsequent to the lease term, where collectibility is certain, revenue is recognized on an accrual basis.  Where collectibility is not reasonably assured, revenue is recognized upon receipt of payment from the lessee.

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

ASSUMPTIONS RELATED TO GOODWILL.  We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.

As goodwill is not amortized, goodwill balances are regularly assessed for potential impairment. Such assessments require an analysis of future cash flow projections as well as a determination of an appropriate discount rate to calculate present values. Cash flow projections are based on management-approved estimates. Key factors used in estimating future cash flows include assessments of labor and other direct costs on existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. Significant changes in the estimates and assumptions used in purchase accounting and goodwill impairment testing can have a material effect on our consolidated financial statements.

RESERVES FOR CREDIT LOSSES. The reserves for credit losses are maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include giving consideration to the customer's financial condition, and the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis). Our allowance also includes consideration of uncollectible vendor receivables which arise from vendor rebate programs and other promotions.

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS.  We capitalize certain costs incurred to develop commercial software products and to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. For commercial software products, determining the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete. For internal-use software, the appropriate amortization period is based on estimates of our ability to utilize the software on an ongoing basis. To assess the realizability or recoverability of capitalized software costs, we must estimate future revenue, costs and cash flows. Such estimates require assumptions about future cash inflows and outflows, and are based on the experience and knowledge of professional staff. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.

SHARE-BASED PAYMENT.  On April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and subsequently issued stock option related guidance.  We elected the modified-prospective transition method. Under the modified-prospective method, we must recognize compensation expense for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption.  We have recognized compensation expense equal to the fair values for the unvested portion of share-based awards at April 1, 2006 over the remaining period of service, as well as compensation expense for those share-based awards granted or modified on or after April 1, 2006 over the vesting period based on the grant-date fair values using the straight-line method. For those awards granted prior to the date of adoption, compensation expense is recognized on an accelerated basis based on the grant-date fair value amount as calculated for pro forma purposes under SFAS No. 123.

INCOME TAXES.  On April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —An Interpretation of FASB Statement No. 109” (“FIN 48”).  As a result of the implementation, we recognize liabilities for uncertain tax positions based on the two-step approach prescribed in the interpretation.  The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  For tax positions that are more likely than not to be sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon ultimate settlement.  It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes.  We will reevaluate these uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change.  We have recorded a cumulative effect adjustment of $491 thousand to our fiscal 2008 balance of beginning retained earnings in our Condensed Consolidated Financial Statements.

Results of Operations — Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues. We generated total revenues during the three months ended June 30, 2007 of $238.7 million compared to revenues of $189.7 million during the three months ended June 30, 2006, an increase of 25.8%. The increase is primarily the result of increased sales of product and services.

Sales of product and services increased 17.7% to $206.6 million during the three months ended June 30, 2007 compared to $175.5 million generated during the three months ended June 30, 2006 and represented 86.5% and 92.5% of total revenue, respectively.  The increase in sales of product and services was a result of higher sales in our technology sales business unit, driven by a higher demand from our existing customer base and the addition of new customers.  The decrease in sales of product and services as a percentage of total revenue was a result of a proportionately higher increase of lease revenue.

We realized a gross margin on sales of product and services of 10.3% and 10.9% for the three months ended June 30, 2007 and 2006, respectively. Our gross margin on sales of product and services was affected by the mix and volume of products sold and competitive pressure in the marketplace.

Lease revenues totaled $19.1 million for the three months ended June 30, 2007, a 69.0% increase over $11.3 million during the three months ended June 30, 2006.   From time to time, our lessees purchase leased assets from us before and at the end of the lease term.  During the three months ended June 30, 2007, there was a 717.1% increase in the sale of leased assets to lessees compared to the same period last year.  In addition, there was an increase in medical equipment leases in our operating lease portfolio.  Our net investment in leased assets was $200.7 million as of June 30, 2007, a 5.4% decrease from $212.2 million as of June 30, 2006.  This decrease was due to a decrease in our direct financing lease portfolio.

We also recognize revenue from the sale of leased equipment. During the three months ended June 30, 2007, we sold a portion of our lease portfolio and recognized a gross margin of 4.7% on these sales. The revenue recognized on the sale of leased equipment totaled approximately $8.6 million and the cost of leased equipment totaled $8.2 million. There was also a reduction in investment in leases and leased equipment—net. During the three months ended June 30, 2006, there were no sales of leased equipment. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

For the three months ended June 30, 2007, fee and other income was $4.4 million, an increase of 54.0% over the $2.8 million during the three months ended June 30, 2006 due to an increase in agent fees from manufacturers and an increase in revenue from sales of our software in our technology sales business unit.  Fee and other income also includes revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are in our normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Costs and Expenses. During the three months ended June 30, 2007, cost of sales, product and services increased 18.5% to $185.2 million as compared to $156.4 million during the three months ended June 30, 2006. The increase corresponds to the increase in sales of product and services in our technology sales business unit.

Direct lease costs increased 20.0% to $6.0 million during the three months ended June 30, 2007, as compared to $5.0 million for the three months ended June 30, 2006.  The largest component of direct lease costs is depreciation expense for operating lease equipment. Our investment in operating leases increased 10.7% as of June 30, 2007 as compared to the same period in the prior fiscal year.

Professional and other fees increased 185.1%, to $3.7 million for the three months ended June 30, 2007, as compared to $1.3 million during the same period in the prior fiscal year. The increase is primarily due to increased expenses related to our review of accounting guidance regarding stock option grants since our IPO in 1996 and the resulting tax and accounting impact in connection with the Audit Committee Investigation, as previously disclosed in our Form 10-K for the year ended March 31, 2007.

Salaries and benefits expense increased 13.8% to $19.7 million during the three months ended June 30, 2007 as compared to the same period in the previous fiscal year.  We employed 650 people at June 30, 2007, as compared to 697 people at June 30, 2006.  Although we employ fewer employees, salaries and benefits expense increased primarily attributed to share-based compensation expense of $1.5 million mostly due to the immediate recognition of share-based compensation expense resulting from the cancellation of 450,000 options.  On May 11, 2007, each of our named executive officers, Messrs. Norton, Bowen, Parkhurst and Mencarini, entered into separate stock option cancellation agreements pursuant to which options to purchase 300,000 options, 50,000 options, 50,000 options, and 50,000 options, respectively, were cancelled.  In addition, we had higher sales commission expense due to the increase in sales of product and services.

General and administrative expenses increased 2.9% to $4.5 million during the three months ended June 30, 2007, as compared to the same period in the prior fiscal year.  This increase was due to a slight increase in our telecommunication expenses.

Interest and financing costs increased 25.1% to $2.5 million during the three months ended June 30, 2007, as compared to the same period in the prior fiscal year. This is primarily due to increasing debt rates on new financings, partially offset by a slight decrease in non-recourse notes payable.  Non-recourse notes payable decreased 4.8% to $141.1 million as of June 30, 2007 as compared to March 31, 2007.  This decrease is due to the maturity of 79 leases in our debt portfolio during the three months ended June 30, 2007, combined with a normal reduction in principle and interest partially offset by new additions.

Provision for Income Taxes.  Our provision for income taxes increased $2.5 million to $3.9 million for the three months ended June 30, 2007, primarily due to an increase in net earnings.  Our effective income tax rate for the three months ended June 30, 2007 was 43.7% compared to 41.6% for the three months ended June 30, 2006.  The increase in effective income tax rate was primarily due to an increase in non-deductible share-based compensation expense related to the cancellation of 450,000 options during the three months ended June 30, 2007.

Net Earnings. The foregoing resulted in net earnings of $5.0 million, an increase of 156.5% for the three months ended June 30, 2007, as compared to $2.0 million during the same period in the prior fiscal year.

Basic and fully diluted earnings per common share were $0.61 and $0.59 for the three months ended June 30, 2007, respectively, as compared to $0.24 and $0.22 for the three months ended June 30, 2006, respectively.  Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2007 are 8,231,741 and 8,434,774, respectively.  For the three months ended June 30, 2006, the basic and diluted weighted average common shares outstanding are 8,207,369 and 8,723,439, respectively.

Financial Condition

Cash Flows

During the three months ended June 30, 2007, we used cash flows from operations of $12.5 million and used cash flows from investing activities of $4.4 million. Cash flows provided by financing activities amounted to $24.7 million during the same period. The effect of exchange rate changes during the period generated cash flows of $147 thousand.  The net effect of these cash flows was a net increase in cash and cash equivalents of $7.9 million during the three months ended June 30, 2007.  During the same period, our total assets increased $33.1 million, or 7.9%, primarily as the result of increases in our cash and cash equivalents, accounts receivable and inventory. Our cash balance as of June 30, 2007 was $47.6 million as compared to $39.7 million as of March 31, 2007.

Liquidity and Capital Resources

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At June 30, 2007, our lease-related non-recourse debt portfolio decreased 4.8% to $141.1 million as compared to $148.1 million at March 31, 2007. This decrease is due to the maturity of 79 leases in our debt portfolio, in the first quarter, combined with a normal reduction in principle and interest partially offset by new additions.

Whenever possible and desirable, we arrange for equity investment financing, which includes selling assets, including the residual portions, to third parties and financing the equity investment on a non-recourse basis. We generally retain customer control and operational services, and have minimal residual risk. We usually reserve the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed-to return on its investment.

Accounts payable—equipment represents equipment costs that have been placed on a lease schedule, but for which we have not yet paid. The balance of unpaid equipment costs can vary depending on vendor terms and the timing of lease originations. As of June 30, 2007, we had $8.2 million of unpaid equipment costs, as compared to $6.5 million as of March 31, 2007.

Accounts payable—trade increased 14.8% to $25.0 million as of June 30, 2007 from $21.8 million as of March 31, 2007. The increase is primarily related to an increase in sales of product and services and, consequently, an increase in cost of goods sold, product and services from our technology sales business unit.

Accounts Payable—floor plan increased 29.1% to $71.6 million as of June 30, 2007 from $55.5 million as of March 31, 2007. This increase is primarily due to a rise in sales of product and services from our technology sales business unit that we transacted through our floor plan facility with GECDF.

Accrued expenses and other liabilities includes deferred expenses, income tax accrual and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $36.3 million and $26.0 million of accrued expenses and other liabilities as of June 30, 2007 and March 31, 2007, respectively, an increase of 40.0%.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  As of June 30, 2007, the facility had an aggregate limit of the two components of $100.0 million.  Effective June 20, 2007, the facility with GECDF was amended to temporarily increase the total credit facility limit to $100 million during the period from June 19, 2007 through August 15, 2007.  On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007 and then extended again on October 1, 2007 through October 31, 2007.  Other than during the temporary increase periods described above, the total credit facility limit was $85 million.  The accounts receivable component has a sub-limit of $30 million. Effective October 29, 2007, the aggregate limit of the facility was increased to $125 million with an accounts receivable sub-limit of $30 million, and the temporary overline period was eliminated. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. We were in compliance with these covenants as of June 30, 2007.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc.  The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates. We were in compliance with this covenant as of June 30, 2007. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

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

The respective floor plan component credit limits and actual outstanding balances (in thousands) were as follows:

Maximum Credit Limit at March 31, 2007	Balance as of March 31, 2007	Maximum Credit Limit at June 30, 2007	Balance as of June 30, 2007
$85,000	$55,470	$100,000	$71,594

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

The respective accounts receivable component credit limits and actual outstanding balances (in thousands) were as follows:

Maximum Credit Limit at March 31, 2007	Balance as of March 31, 2007	Maximum Credit Limit at June 30, 2007	Balance as of June 30, 2007
$30,000	$-	$30,000	$-

Credit Facility — Leasing Business

Working capital for our leasing business is provided through a $35 million credit facility which is currently contractually scheduled to expire on July 10, 2009.  Participating in this facility are Branch Banking and Trust Company ($15 million) and National City Bank ($20 million), with National City Bank acting as agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time. The credit facility has full recourse to us and is secured by a blanket lien against all of our assets such as chattel paper (including leases), receivables, inventory and equipment and the common stock of all wholly-owned subsidiaries.

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company. Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin.  The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%.  The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of June 30, 2007, we had an outstanding balance of $5 million on the facility, as recorded in recourse notes payable on our Condensed Consolidated Balance Sheets.

In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business.  The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets.  Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated.  The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales.  Other than as detailed below, we are in compliance with these covenants as of June 30, 2007.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates.  We have not delivered the following documents as required by Section 5.1 of the facility: quarterly Condensed Consolidated Unaudited Financial Statements for the quarter ended June 30, 2007 included herein and quarters ended September 30, 2007 and December 31, 2007.  We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a Third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007, a Ninth Amendment dated August 22, 2007, a Tenth Amendment dated November 29, 2007 and an Eleventh Amendment dated February 29, 2008.  As a result of the amendments, the agents agreed, inter alia, to extend the delivery date requirements of the documents above through June 30, 2008.

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

Potential Fluctuations in Quarterly Operating Results

Our future quarterly operating results and the market price of our common stock may fluctuate. In the event our revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing and financing companies, IT resellers, software competitors, major customers or vendors of ours.

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, and other factors. See Part I, Item 1A, “Risk Factors,” in our 2007 Annual Report. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates.  These instruments, which are denominated in U.S. Dollars, were entered into for other than trading purposes with the exception of amounts drawn under the National City Bank and GECDF facilities and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GECDF facilities bear interest at a market-based variable rate.  Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates. As of June 30, 2007, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, we began transacting business in Canada.  As a result, we have entered into lease contracts and non-recourse, fixed interest rate financing denominated in Canadian Dollars. To date, Canadian operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b).  Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to an existing material weakness in our internal control over financial reporting as discussed below.

Change in Internal Control over Financial Reporting

During the course of preparing our Condensed Consolidated Financial Statements for the quarter ended December 31, 2006, we identified a material weakness related to the cut-off and recognition of service sales and accrued liabilities.  We have begun remediation of this material weakness as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Note 1, “Basis of Presentation,” and Note 10, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q, during the first quarter of fiscal year 2008, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which resulted in changes in internal controls over how tax positions are measured, recognized, and disclosed.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation

In connection with the preparation of our Condensed Consolidated Financial Statements for the quarter ended June 30, 2007, we performed additional procedures related to the cut-off and recognition matters noted above.  In addition, we are developing a plan to enhance our controls surrounding these cut-off issues including, but not limited to, improvements to existing software applications to track service engagements, standardization of sales contract terms, and additional staff training. The actions that we plan to take are subject to continued management review supported by confirmation and testing as well as Audit Committee oversight.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Cyberco Related Matters

We have been involved in several matters which are described below, arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”).  The Cyberco principals were perpetrating a scam, which victimized several dozen leasing and lending institutions. Five Cyberco principals have pled guilty to criminal conspiracy and/or related charges including bank fraud, mail fraud and money laundering.  Cyberco, related affiliates, and at least one principal are in Chapter 7 bankruptcy. No future payments are expected from Cyberco.

First, two lenders who financed the Cyberco transactions filed claims against us seeking to recover their losses.  In July 2006, we settled a claim by GMAC Commercial Finance, LLC (“GMAC”) for $6 million, which we paid in July 2006.  In February 2007, a final judgment was entered in the Circuit Court for Fairfax County, Virginia, against ePlus Group in a suit filed by Banc of America Leasing and Capital, LLC (“BoA”).  We paid the total judgment of $4,258 thousand in two payments, the second of which was made in June 2007.

The Cyberco bankruptcy trustee filed an adversarial complaint against us alleging that approximately $775 thousand in payments from Cyberco were preferential transfers.  In January 2008, we entered into a settlement agreement pursuant to which we made a payment of $95 thousand to the trustee.  We recorded this amount in the year ended March 31, 2007.

In one remaining unresolved Cyberco-related matter in which we are a defendant, BoA filed a lawsuit against ePlus inc., in the Circuit Court for Fairfax County, Virginia, on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group, inc.’s obligations to BoA relating to the Cyberco transaction.  ePlus Group has already paid to BoA the judgment in the Fairfax County lawsuit referenced above.  The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group referenced above, expenses BoA incurred in Cyberco’s bankruptcy proceedings, attorneys’ fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and all attorneys’ fees and costs BoA has incurred arising in any way from the Cyberco matter.  We cannot predict the outcome of this suit.

We also have been pursuing several avenues to recover our losses relating to Cyberco.  First, we sought insurance coverage from our insurance carrier, Travelers Property Casualty Company of America (“Travelers”).  We filed a Complaint seeking a declaratory judgment that our liability to GMAC and BoA described above is covered by our insurance policy.  The court found that we did not have insurance coverage for those matters, and granted summary judgment for Travelers.  In March 2008, the United States Court of Appeals for the Second Circuit affirmed the lower courts’ finding of no coverage.  Two other matters are still pending.  First, we have filed claims in state court in California against BoA seeking relief on matters not adjudicated between the parties in Virginia.  While we believe that we have a basis for our claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claim for damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.  Second, in June 2007, ePlus Group, inc. and two other Cyberco victims filed suit in the United States District Court for the Western District of Michigan against The Huntington National Bank.  The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion.  While we believe that we have a basis for our claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claim for damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.

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

Item 1A.  Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any ePlus inc. common stock during the three months ended June 30, 2007.

The timing and expiration date of the stock repurchase authorizations are included in Note 8, “Stock Repurchase” to our Condensed Consolidated Financial Statements.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.0	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: March 28, 2008	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer

Date: March 28, 2008	/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini
Chief Financial Officer