Form 10-Q
period 2007-09-30
EPLUS INC
filed 2008-04-16
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

The number of shares of common stock outstanding as of March 31, 2008 was 8,231,741.

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

Although we have been offering IT financing since 1990 and direct marketing of IT products since 1997, our comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software—has been available since 2002.  Consequently, we may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by companies providing new and/or bundled solutions in an evolving market.  Some of these challenges relate to our ability to:

·	manage a diverse product set of solutions in highly-competitive markets;
·	increase the total number of customers utilizing bundled solutions by up-selling within our customer base and gain new customers;
·	adapt to meet changes in markets and competitive developments;
·	maintain and increase advanced professional services by retaining highly-skilled personnel and vendor certifications;
·	integrate with external IT systems including those of our customers and vendors; and
·	continue to update our software and technology to enhance the features and functionality of our products.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)	As of	As of
	September 30, 2007	March 31, 2007
ASSETS	(in thousands)

Cash and cash equivalents	$52,396	$39,680
Accounts receivable—net	126,665	110,662
Notes receivable	1,563	237
Inventories	9,048	6,851
Investment in leases and leased equipment—net	179,225	217,170
Property and equipment—net	5,110	5,529
Other assets	14,103	11,876
Goodwill	26,125	26,125
TOTAL ASSETS	$414,235	$418,130

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$7,286	$6,547
Accounts payable—trade	29,069	21,779
Accounts payable—floor plan	58,533	55,470
Salaries and commissions payable	4,496	4,331
Accrued expenses and other liabilities	28,655	25,960
Income taxes payable	2,361	-
Recourse notes payable	5,000	5,000
Non-recourse notes payable	117,007	148,136
Deferred tax liability	4,457	4,708
Total Liabilities	256,864	271,931

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 11,210,731 issued and 8,231,741 outstanding at September 30, 2007 and 11,210,731 issued and 8,231,741 outstanding at March 31, 2007	112	112
Additional paid-in capital	77,440	75,909
Treasury stock, at cost, 2,978,990 and 2,978,990 shares, respectively	(32,884)	(32,884)
Retained earnings	112,127	102,754
Accumulated other comprehensive income—foreign currency translation adjustment	576	308
Total Stockholders' Equity	157,371	146,199
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$414,235	$418,130

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

	(amounts in thousands, except per share data)

Sales of product and services	$189,680	$180,313	$396,234	$355,646
Sales of leased equipment	18,218	1,819	26,804	1,819
	207,898	182,132	423,038	357,465

Lease revenues	12,470	13,522	31,616	24,853
Fee and other income	4,633	3,094	9,013	5,940
	17,103	16,616	40,629	30,793

TOTAL REVENUES	225,001	198,748	463,667	388,258

COSTS AND EXPENSES

Cost of sales, product and services	166,193	160,596	351,400	316,625
Cost of leased equipment	17,429	1,775	25,611	1,775
	183,622	162,371	377,011	318,400

Direct lease costs	5,870	5,572	11,893	10,596
Professional and other fees	3,504	4,764	7,171	6,050
Salaries and benefits	17,208	17,723	36,902	34,965
General and administrative expenses	3,892	4,385	8,375	8,871
Interest and financing costs	2,276	2,665	4,772	4,653
	32,750	35,109	69,113	65,135

TOTAL COSTS AND EXPENSES (1) (2)	216,372	197,480	446,124	383,535

EARNINGS BEFORE PROVISION FOR INCOME TAXES	8,629	1,268	17,543	4,723

PROVISION FOR INCOME TAXES	3,775	290	7,679	1,681

NET EARNINGS	$4,854	$978	$9,864	$3,042

NET EARNINGS PER COMMON SHARE—BASIC	$0.59	$0.12	$1.20	$0.36
NET EARNINGS PER COMMON SHARE—DILUTED	$0.59	$0.12	$1.18	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,231,741	8,228,823	8,231,741	8,218,154
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,331,044	8,424,903	8,363,348	8,586,866

(1)	Includes amounts to related parties of $281 thousand and $238 thousand for the three months ended September 30, 2007 and September 30, 2006, respectively.
(2)	Includes amounts to related parties of $524 thousand and $472 thousand for the six months ended September 30, 2007 and September 30, 2006, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended September 30,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$9,864	$3,042

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	11,969	10,406
Reserves for credit losses and sales returns	552	638
Provision for inventory losses	(52)	18
Impact of stock-based compensation	1,532	510
Excess tax benefit from exercise of stock options	-	(95)
Tax benefit of stock options exercised	-	308
Deferred taxes	(251)	-
Payments from lessees directly to lenders—operating leases	(7,636)	(5,009)
Loss on disposal of property and equipment	4	25
Loss (gain) on disposal of operating lease equipment	919	(394)
Excess increase in cash value of officers life insurance	(31)	(36)
Changes in:
Accounts receivable—net	(18,123)	(36,617)
Notes receivable	(1,326)	37
Inventories	(922)	(8,028)
Investment in leases and leased equipment—net	5,484	(28,227)
Other assets	(2,055)	(6,365)
Accounts payable—equipment	1,611	1,081
Accounts payable—trade	7,329	6,188
Salaries and commissions payable, accrued expenses and other liabilities	4,729	6,050
Net cash provided by (used in) operating activities	13,597	(56,468)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	1,415	845
Purchases of operating lease equipment	(6,102)	(15,104)
Proceeds from sale of property and equipment	-	2
Purchases of property and equipment	(812)	(942)
Premiums paid on officers' life insurance	(159)	(137)
Net cash used in investing activities	(5,658)	(15,336)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)
	Six Months Ended September 30,
	2007	2006
	(in thousands)

Cash Flows From Financing Activities:
Borrowings:
Non-recourse	12,422	67,782
Repayments:
Non-recourse	(10,976)	(13,343)
Purchase of treasury stock	-	(2,900)
Proceeds from issuance of capital stock, net of expenses	-	1,903
Excess tax benefit from exercise of stock options	-	95
Net borrowings on floor plan facility	3,063	10,466
Net borrowings on recourse lines of credit	-	10,700
Net cash provided by financing activities	4,509	74,703

Effect of Exchange Rate Changes on Cash	268	85

Net Increase in Cash and Cash Equivalents	12,716	2,984

Cash and Cash Equivalents, Beginning of Period	39,680	20,697

Cash and Cash Equivalents, End of Period	$52,396	$23,681

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$727	$1,222
Cash paid for income taxes	$4,874	$294

Schedule of Non-cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$39	$123
Principal payments from lessees directly to lenders	$32,576	$21,917

See Notes To Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three and six months ended September 30, 2007 and 2006

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

From time to time, when selling product and services, we may enter into contracts that contain multiple elements.  Sales of services currently represent less than 10% of our sales.  For services that are performed in conjunction with product sales and are completed in our facilities prior to shipment of the product, sales for both the product and services are recognized upon shipment.  Sales of services that are performed at customer locations are recorded as sales of product and services when the services are performed.  If the service is performed at a customer location in conjunction with a product sale or other service sale, we recognize the sale in accordance with SAB No.  104 and Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, in an arrangement with multiple deliverables, we recognize sales for delivered items only when all of the following criteria are satisfied:

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software capitalized for internal use was $510 thousand and $98 thousand during the six months ended September 30, 2007 and September 30, 2006, respectively, which is included in the accompanying Condensed Consolidated Balance Sheets as a component of property and equipment—net.  We had capitalized costs, net of amortization, of approximately $1.0 million at September 30, 2007 and $650 thousand at March 31, 2007.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established.  At such time such costs are capitalized until the product is made available for release to customers.  For the six months ended September 30, 2007, there was no such costs capitalized, while for the six months ended September 30, 2006, $59 thousand were capitalized for software to be made available to customers.  We had $670 thousand and $760 thousand of capitalized costs, net of amortization, at September 30, 2007 and March 31, 2007, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities, approximates fair value due to their short maturities.  The carrying amount of our non-recourse and recourse notes payable approximates its fair value.  We determined the fair value of notes payable by applying the average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments.  The estimated fair value of our recourse and non-recourse notes payable at September 30, 2007 and March 31, 2007 was $121.5 million and $153.4 million, respectively, compared to a carrying amount of $122.0 million and $153.1 million, respectively.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

INCOME TAXES — Deferred income taxes are accounted for in accordance with SFAS No.  109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement reporting and tax bases of assets and liabilities, using tax rates currently in effect.  Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not.  In addition, on April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 40.”) Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.  This policy did not change as a result of the adoption of FIN 48.  We recorded a cumulative effect adjustment to reduce our fiscal 2008 balance of beginning retained earnings by $491 thousand in our Condensed Consolidated Financial Statements.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments.  For the six months ended September 30, 2007, accumulated other comprehensive income was $268 thousand and net income was $9.9 million.  This resulted in total comprehensive income of $10.1 million for the six months ended September 30, 2007.  For the six months ended September 30, 2006, accumulated other comprehensive income was $85.4 thousand and net income was $3.0 million.  This resulted in total comprehensive income of $3.1 million for the six months ended September 30, 2006.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,231,741 for the three and six months ended September 30, 2007 and 8,228,823 and 8,218,154, for the three and six months ended September 30, 2006, respectively. Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,331,044 and 8,363,348 for the three and six months ended September 30, 2007, respectively, and 8,424,903 and 8,586,866 for the three and six months ended September 30, 2006, respectively. Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

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

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following:

	As of
	September 30, 2007	March 31, 2007
	(in thousands)
Investment in direct financing and sales-type leases—net	$127,767	$158,471
Investment in operating lease equipment—net	51,458	58,699
	$179,225	$217,170

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	September 30, 2007	March 31, 2007
	(in thousands)
Minimum lease payments	$120,397	$154,349
Estimated unguaranteed residual value (1)	20,465	22,375
Initial direct costs, net of amortization (2)	1,326	1,659
Less: Unearned lease income	(12,936)	(18,271)
Reserve for credit losses	(1,485)	(1,641)
Investment in direct financing and sales-type leases—net	$127,767	$158,471

(1)	Includes estimated unguaranteed residual values of $1,917 thousand and $1,191 thousand as of September 30, 2007 and March 31, 2007, respectively, for direct financing SFAS No. 140 leases.
(2)	Initial direct costs are shown net of amortization of $1,442 thousand and $1,409 thousand as of September 30, 2007 and March 31, 2007, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows:

	As of
	September 30, 2007	March 31, 2007
	(in thousands)
Cost of equipment under operating leases	$92,166	$93,804
Less: Accumulated depreciation and amortization	(40,708)	(35,105)
Investment in operating lease equipment—net	$51,458	$58,699

3. RESERVES FOR CREDIT LOSSES

As of March 31, 2007 and September 30, 2007, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2006	$2,060	$2,913	$4,973

Provision for Bad Debts	460	(1,027)	(567)
Recoveries	23	-	23
Write-offs and other	(483)	(245)	(728)
Balance March 31, 2007	2,060	1,641	3,701

Provision for Bad Debts	523	(121)	402
Recoveries	40	-	40
Write-offs and other	(248)	(35)	(283)
Balance September 30, 2007	$2,375	$1,485	$3,860

4. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

	As of
	September 30, 2007	March 31, 2007
	(in thousands)

National City Bank – Recourse credit facility of $35,000,000 expiring on July 21, 2009. At our option, the carrying interest rate is either LIBOR rate plus 175–250 basis points, or the Alternate Base Rate of the higher of prime, or federal funds rate plus 50 basis points, plus 0-25 basis points of margin. The interest rate at September 30, 2007 is 6.6875%.	$5,000	$5,000

Total recourse obligations	$5,000	$5,000

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 5.76% to 7.60% for the six months ended September 30, 2007 and 3.05% to 9.25% for year ended March 31, 2007.	$117,007	$148,136

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

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component. As of September 30, 2007, the facility agreement had an aggregate limit of the two components of $100 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 7.75%. Effective October 29, 2007, the facility with GECDF was amended to increase the aggregate limit to $125 million with a sub-limit on the accounts receivable component of $30 million. The temporary overline periods in the previous agreement were eliminated. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility.  These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc.  We were in compliance with these covenants as of September 30, 2007. Either party may terminate with 90 days’ advance notice.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We are currently in compliance with this covenant.  The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Borrowings under our $35 million line of credit from National City Bank are subject to and in compliance with certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. We are in compliance with or have received amendments extending these covenants as of September 30, 2007. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables, and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our audited and unaudited financial statements, and pro-forma financial projections, by certain dates. We have not delivered the following documents as required by Section 5.1 of the facility: quarterly Condensed Consolidated Unaudited Financial Statements for the quarter ended September 30, 2007 included herein and for the quarter ended December 31, 2007. We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007, a Ninth Amendment dated August 22, 2007, a Tenth Amendment dated November 29, 2007 and an Eleventh Amendment dated February 29, 2008. As a result of the amendments, the agents agreed, among other things, to extend the delivery date requirements of the documents above through June 30, 2008.

We believe we will receive additional extensions from our lender, if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents. However, we cannot guarantee that we will receive additional extensions.

5. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2007, we leased approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children.  As of May 31, 2007, Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC.  The lease was approved by the Board of Directors prior to its commencement, and viewed by the Board as being at or below comparable market rents, and ePlus has the right to terminate up to 40% of the leased premises for no penalty, with six months’ notice. During the three months ended September 30, 2007 and September 30, 2006, we paid rent in the amount of $281 thousand and $238 thousand, respectively. During the six months ended September 30, 2007 and September 30, 2006, we paid rent in the amount of $527 thousand and $472 thousand, respectively.

6. COMMITMENTS AND CONTINGENCIES

Litigation

We have been involved in several matters, which are described below, arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”), which was perpetrating a fraud related to installment sales that were assigned to various lenders and were non-recourse to us.

In one lawsuit, which was filed on May 10, 2005, an underlying lender, Banc of America Leasing and Capital, LLC (“BoA”) sought repayment from our subsidiary ePlus Group of approximately $3.1 million plus $1.2 million in interest and attorneys’ fees.  After a trial, a final judgment in favor of BoA was entered on February 6, 2007, and we recorded our payment of the judgment, interest and attorneys’ fees in our fiscal year ended March 31, 2006.

Another lawsuit was filed on November 3, 2006 by BoA against ePlus inc., seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco transaction. ePlus Group has already paid to BoA the judgment in the suit against ePlus Group referenced above. The suit against ePlus seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group referenced above, expenses that BoA incurred in a bankruptcy adversary proceeding relating to Cyberco, attorneys’ fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and any other costs or fees relating to any of the described matters. The trial has been stayed pending the resolution of litigation in California state court in which ePlus is the plaintiff in a suit against BoA.  We are vigorously defending the suit against us by BoA. We cannot predict the outcome of this suit. We do not believe a loss is probable; therefore, we have not accrued for this matter.

In a bankruptcy adversary proceeding, which was filed on December 7, 2006, Cyberco’s bankruptcy trustee sought approximately $775 thousand as alleged preferential transfers. In January 2008, we entered into a settlement agreement with the trustee and agreed to pay to the trustee $95 thousand, which we recorded in the year ended March 31, 2007.

On January 18, 2007, a stockholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia. The amended complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus. The amended complaint alleges violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets and unjust enrichment.  We have filed a Motion to Dismiss the plaintiff’s amended complaint.  The amended complaint seeks monetary damages from individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees.  We cannot predict the outcome of this suit.  We do not believe a loss is probable; therefore, we have not accrued for this matter.

We are also engaged in other ordinary and routine litigation incidental to our business.  While we cannot predict the outcome of these various legal proceedings, management believes that a loss is not probable and no amount has been accrued for these matters.

 Regulatory and Other Legal Matters

In June 2006, the Audit Committee commenced an investigation of our stock option grants since our initial public offering in 1996 (the "Audit Committee Investigation").  In August 2006, the Audit Committee voluntarily contacted and advised the staff of SEC of its investigation and the Audit Committee’s preliminary conclusion that a restatement would be required.  This restatement was included in our Form 10-K for the fiscal year ended March 31, 2006 and was filed with the SEC on August 16, 2007.  The SEC opened an informal inquiry and we have and will continue to cooperate with the staff.  No amount has been accrued for this matter.

We are currently engaged in a dispute with the government of the District of Columbia (“DC”) regarding personal property taxes on property we financed for our customers.  DC is seeking approximately $508 thousand plus interest and penalties, relating to property we financed for our customers.  We believe the tax is owed by our customers, and are seeking resolution in DC’s Office of Administrative Hearings.  We cannot predict the outcome of this matter.  We do not believe a loss is probable; therefore, we have not accrued for this matter.

7. EARNINGS PER SHARE

Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share” ("SFAS No. 128").  In accordance with SFAS No. 128, basic EPS amounts are calculated based on three and six months weighted average shares outstanding of 8,231,741 at September 30, 2007 and 8,228,823 and 8,218,154, respectively, at September 30, 2006.  Diluted EPS amounts are calculated based on three and six months weighted average shares outstanding and potentially dilutive common stock equivalents of 8,331,044 and 8,363,348 at September 30, 2007 and 8,424,903 and 8,586,866 at September 30, 2006.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2006 and September 30, 2007 (in thousands, except per share data).

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

Net income available to common shareholders—basic and diluted	$4,854	$978	$9,864	$3,042

Weighted average shares outstanding—basic	8,232	8,229	8,232	8,218
In-the-money options exercisable under stock compensation plans	99	196	131	369
Weighted average shares outstanding—diluted	8,331	8,425	8,363	8,587

Income per common share:
Basic	$0.59	$0.12	$1.20	$0.36
Diluted	$0.59	$0.12	$1.18	$0.34

Unexercised employee stock options to purchase 582,487 and 433,407 shares of our common stock were not included in the computations of diluted EPS for the three and six months ended September 30, 2007, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

8. STOCK REPURCHASE

On November 17, 2004, a stock purchase program was authorized by our Board.  This program authorized the repurchase of up to 3,000,000 shares of our outstanding common stock over a period of time ending no later than November 17, 2005 and was limited to a cumulative purchase amount of $7.5 million.  On March 2, 2005, our Board approved an increase, from $7.5 million to $12.5 million, for the maximum total cost of shares that could be purchased, which expired November 17, 2005.  On November 18, 2005, the Board authorized a new stock repurchase program of up to 3,000,000 shares with a cumulative purchase limit of $12.5 million, which expired on November 17, 2006.

During the six months ended September 30, 2007, we did not repurchase any shares of our outstanding common stock.  During the six months ended September 30, 2006, we repurchased 209,000 shares of our outstanding common stock for a total purchase price of approximately $2.9 million.  Since the inception of our initial repurchase program on September 20, 2001, as of September 30, 2007, we had repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total purchase price of $32.9 million.

9. STOCK-BASED COMPENSATION

Contributory 401(k) Profit Sharing Plan

We provide our employees with a contributory 401(k) profit sharing plan.  To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement.  Employer contribution percentages are determined by us and are discretionary each year.  The employer contributions vest over a four-year period.  For the three months ended September 30, 2007 and 2006, our expense for the plan was $70.9 thousand and $76.1 thousand, respectively.  Our expense for the plan for the six months ended September 30, 2007 and September 30, 2006 were $162.9 thousand and $187.1 thousand, respectively.

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

As of September 30, 2007, a total of 2,300,094 shares of common stock have been reserved for issuance upon exercise of options granted under the Amended LTIP (2003).

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

In accordance with SFAS No. 123R, we recognized $1.5 million of stock-based compensation expense for the three and six months ended September 30, 2007.  On May 11, 2007, 450,000 options were cancelled which resulted in the immediate recognition of the remaining nonvested share-based compensation expense of $1.5 million.  Messrs. Norton, Bowen, Parkhurst and Mencarini entered into separate stock option cancellation agreements pursuant to which options to purchase 300,000 options, 50,000 options, 50,000 options, and 50,000 options, respectively, were cancelled.  We recognized $256 thousand and $510 thousand of stock-based compensation expense during the three and six months ended September 30, 2006.  As of September 30, 2007, there was $119 thousand of unrecognized compensation expense related to nonvested options.  This expense is expected to be fully recognized over the next 1.5 years.

Stock Option Activity

During the three and six months ended September 30, 2007 and 2006, there were no stock options granted to employees.

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

A summary of stock option activity during the six months ended September 30, 2007 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value

Outstanding, April 1, 2007	1,788,613	$6.23 - $17.38	$10.20
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	(471,300)	$10.84 - $13.25	$11.00
Outstanding, September 30, 2007	1,317,313	$6.23 - $17.38	$9.89	3.1	$960,640

Vested or expected to vest at September 30, 2007	1,317,313		$9.89	3.1	$960,640
Exercisable, September 30, 2007	1,297,313		$9.81	3.0	$960,640

Additional information regarding stock options outstanding as of September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Exercise Price per Share	Weighted Avg. Contractual Life Remaining	Options Exercisable	Weighted Avg. Exercise Price per Share

$6.23 - $9.00	863,906	$7.70	2.7	863,906	$7.70
$9.01 - $13.50	242,900	$11.61	4.2	222,900	$11.48
$13.51 - $17.38	210,507	$16.90	3.5	210,507	$16.90

$6.23 - $17.38	1,317,313	$9.89	3.1	1,297,313	$9.83

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at April 1, 2007	302,000	$7.59

Granted	-
Vested	(102,000)	7.57
Forfeited	(180,000)	7.76

Nonvested at September 30, 2007	20,000	$6.13

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

As a result of the implementation of FIN 48, we recorded a $735 thousand increase in the gross liability for unrecognized tax positions, comprised of $460 thousand of unrecognized tax benefits and $275 thousand of interest and penalties, partially offset by federal and state tax benefits of $244 thousand.  The net effect of $491 thousand was recorded as a decrease to the opening balance of retained earnings on April 1, 2007.  As of April 1, 2007, we had $712 thousand of total gross unrecognized tax benefits.  Included in the retained earnings balance at April 1, 2007, were $460 thousand of tax benefits that, if recognized, would affect the effective tax rate.  As of April 1, 2007, we had accrued interest and penalties of $306 thousand.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions.  We are currently under audit by the Internal Revenue Service (“IRS”) for fiscal years 2004, 2005 and 2006.  We have recorded a liability associated with preliminary results of the audit of $252 thousand in fiscal year 2007.  We expect the audit to close during the fourth quarter of fiscal year 2009.  Tax years 2003, 2004, 2005 and 2006 are subject to examination by state taxing authorities.  In addition, various state and local income tax returns are also under examination by taxing authorities.  We do not believe that the outcome of any examination will have a material impact on our financial statements.

There were no increases to gross unrecognized tax benefits during the six months ended September 30, 2007.  We expect it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $250 thousand in the next 12 months due to the payment of the current IRS audit assessment.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.  This policy did not change as a result of the adoption of FIN 48.  As of April 1, 2007, the Company had accrued interest and penalties of $306 thousand.  Our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2007 include additional interest of $18 thousand and $31 thousand, respectively.

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

	Three months ended September 30, 2007			Three months ended September 30, 2006
	Financing Business Unit	Technology Sales Business Unit	Total	Financing Business Unit	Technology Sales Business Unit	Total

Sales of product and services	$828	$188,852	$189,680	$932	$179,381	$180,313
Sales of leased equipment	18,218	-	18,218	1,819	-	1,819
Lease revenues	12,470	-	12,470	13,522	-	13,522
Fee and other income	766	3,867	4,633	354	2,740	3,094
Total revenues	32,282	192,719	225,001	16,627	182,121	198,748
Cost of sales	18,015	165,607	183,622	2,513	159,858	162,371
Direct lease costs	5,870	-	5,870	5,572	-	5,572
Selling, general and administrative expenses	3,611	20,993	24,604	5,411	21,461	26,872
Segment earnings	4,786	6,119	10,905	3,131	802	3,933
Interest and financing costs	2,228	48	2,276	2,573	92	2,665
Earnings before income taxes	$2,558	$6,071	$8,629	$558	$710	$1,268
Assets	$261,114	$153,121	$414,235	$303,160	$140,928	$444,088

	Six months ended September 30, 2007			Six months ended September 30, 2006
	Financing Business Unit	Technology Sales Business Unit	Total	Financing Business Unit	Technology Sales Business Unit	Total

Sales of product and services	$1,767	$394,467	$396,234	$1,852	$353,794	$355,646
Sales of leased equipment	26,804	-	26,804	1,819	-	1,819
Lease revenues	31,616	-	31,616	24,853	-	24,853
Fee and other income	1,018	7,995	9,013	563	5,377	5,940
Total revenues	61,205	402,462	463,667	29,087	359,171	388,258
Cost of sales	26,883	350,128	377,011	3,171	315,229	318,400
Direct lease costs	11,893	-	11,893	10,596	-	10,596
Selling, general and administrative expenses	7,715	44,733	52,448	9,986	39,900	49,886
Segment earnings	14,714	7,601	22,315	5,334	4,042	9,376
Interest and financing costs	4,681	91	4,772	4,534	119	4,653
Earnings before income taxes	$10,033	$7,510	$17,543	$800	$3,923	$4,723
Assets	$261,114	$153,121	$414,235	$303,160	$140,928	$444,088

Included in the financing business unit above are inter-segment accounts receivable of $42.4 million and $1.0 million for the six months ended September 30, 2007 and 2006, respectively.  Included in the technology sales business unit above are inter-segment accounts payable of $42.4 million and $1.0 million for the six months ended September 30, 2007 and 2006, respectively.

For the three and six months ended September 30, 2007, $0.4 million and $1.3 million was eliminated from the revenue in our Technology Sales Business Unit, respectively.

12. THE NASDAQ STOCK MARKET PROCEEDINGS

Effective at the opening of business on July 20, 2007, our common stock was delisted from The Nasdaq Global Market due to non-compliance with financial statement reporting requirements.  Specifically, in determining to delist our common stock, Nasdaq cited the delay of more than one year from the final due date for the filing of our fiscal year 2006 Annual Report on Form 10-K with the SEC.  Although we filed our fiscal year 2006 Form 10-K with the SEC on August 16, 2007, our fiscal year 2007 Form 10-K on February 8, 2008 and our first quarter 2007 Form 10-Q on March 31, 2008, the following requisite periodic reports must also be filed with the SEC in order for us to be eligible to be relisted on Nasdaq: this Form 10-Q and the Form 10-Q for the quarter ended December 31, 2007.

13. SUBSEQUENT EVENT

Between October 1, 2007 and December 31, 2007, we sold portions of our lease portfolio.  The sales will be reflected in our Condensed Consolidated Financial Statements over the three-month period as sales of leased equipment totaling approximately $12.7 million and cost of sales, leased equipment of $12.3 million.  There will also be a reduction of investment in leases and leased equipment-net and non-recourse notes payable.

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

Our technology sales business unit derives revenue from the sales of new equipment and service engagements.  These revenues are reflected in our Condensed Consolidated Statements of Operations under sales of product and services and fee and other income.  Many customers purchase information technology equipment from us using Master Purchase Agreements (“MPAs”) in which the terms and conditions of our relationship are stipulated.  Some MPAs contain pricing arrangements.  However, the MPAs do not contain purchase volume commitments and most have 30-day termination for convenience clauses.  In addition, many of our customers place orders using purchase orders without an MPA in place.  A substantial portion of our sales of product and services are from sales of Hewlett Packard and CISCO products, which represent approximately 22.0% and 38.0% of sales, respectively, for the three months ended September 30, 2007.

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

From time to time, in the sales of product and services, we may enter into contracts that contain multiple elements.  Sales of services currently represent a small percentage of our sales.  For services that are performed in conjunction with product sales and are completed in our facilities prior to shipment of the product, sales for both the product and services are recognized upon shipment.  Sales of services that are performed at customer locations are recorded as sales of product or services when the services are performed.  If the service is performed at a customer location in conjunction with a product sale or other service sale, we recognize the sale in accordance with SAB No. 104 and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, in an arrangement with multiple deliverables, we recognize sales for delivered items only when all of the following criteria are satisfied:

·	the delivered item(s) has value to the client on a stand-alone basis;
·	there is objective and reliable evidence of the fair value of the undelivered item(s); and
·	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

INCOME TAXES. On April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —An Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation, we recognize liabilities for uncertain tax positions based on the two-step approach prescribed in the interpretation. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. For tax positions that are more likely than not to be sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We will reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change. We recorded a cumulative effect adjustment of $491 thousand to our fiscal 2008 balance of beginning retained earnings in our Condensed Consolidated Financial Statements.

Results of Operations — Three  and Six Months Ended September 30, 2007 Compared to Three and Six Months Ended September 30, 2006

Revenues. We generated total revenues during the three months ended September 30, 2007 of $225.0 million compared to revenues of $198.7 million during the three months ended September 30, 2006, an increase of 13.2%. During the six months ended September 30, 2007, revenues increased 19.4% to $463.7 million, from $388.3 million during the same period ended September 30, 2006.  These increases are driven by increases in sales of product and services and growth in sales of leased equipment.

Sales of product and services increased 5.2% to $189.7 million during the three months ended September 30, 2007 compared to $180.3 million generated during the three months ended September 30, 2006 and represented 84.3% and 90.7% of total revenue, respectively.  During the six months ended September 30, 2007, sales of product and services increased 11.4% to $396.2 million compared to $355.6 million during the six months ended September 30, 2006, and represented 85.5% and 91.6% of total revenue, respectively.  The increases in sales of product and services for both periods were results of higher sales in our technology sales business unit, driven by a higher demand from our existing customer base and the addition of new customers. The decreases in sales of product and services as a percentage of total revenue resulted from a proportionately higher increase sales of leased equipment.

We realized a gross margin on sales of product and services of 12.4% and 11.3% for the three and six months ended September 30, 2007, respectively, and 10.9% and 11.0% for the three and six months ended September 30, 2006.  Our gross margin on sales of product and services was affected by the mix and volume of products sold and increased incentives provided to us by manufacturers.

Lease revenues decreased 7.8% to $12.5 million for the three months ended September 30, 2007, from the three months ended September 30, 2006.  This decrease is primarily due to a decrease in our direct financing sales portfolio compared to the prior period.  For the six months ended September 30, 2007, lease revenues increased 27.2% to $31.6 million.  This increase is primarily driven by sales of leased assets to our lessees.  From time to time, our lessees purchase leased assets from us before and at the end of the lease term. During the six months ended September 30, 2007, there was a 306.30% increase in the sale of leased assets to lessees compared to the same period last year. In addition, there was an increase in medical equipment leases in our operating lease portfolio.  Our net investment in leased assets was $179.2 million as of September 30, 2007, a 19.7% decrease from $223.2 million as of September 30, 2006. This decrease was due to a reduction in our direct financing lease portfolio resulting from a sale of 134 lease schedules.

We also recognize revenue from the sale of leased equipment to non-lessee third parties.  During the three months ended September 30, 2007 and September 30, 2006, we sold a portion of our lease portfolio and recognized a gross margin of 4.3% and 2.4%, respectively, on these sales. The revenue recognized on the sale of leased equipment totaled approximately $18.2 million and $1.8 million, and the cost of leased equipment totaled $17.4 million and $1.8 million, respectively, for the three months ended September 30, 2007 and 2006.  For the six months ended September 30, 2007 and 2006, revenue recognized from sales of leased equipment totaled $26.8 million and $1.8 million, and the cost of leased equipment totaled $25.6 million and $1.8 million, resulting in gross margin of 4.5% and 2.4%, respectively.  The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

For the three months ended September 30, 2007, fee and other income was $4.6 million, an increase of 49.7% over the $3.1 million during the three months ended September 30, 2006.  For the six months ended September 30, 2007, fee and other income was $9.0 million, an increase of 51.7% over $5.9 million during the six months ended September 30, 2006.  These increases are driven by an increase in agent fees from manufacturers and an increase in revenue from sales of our software in our technology sales business unit.  Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are in our normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Costs and Expenses. During the three months ended September 30, 2007, cost of sales, product and services increased 3.5% to $166.2 million as compared to $160.6 million during the same period ended September 30, 2006.  During the six months ended September 30, 2007, cost of sales, product and services increased 11.0% to $351.4 million from $316.6 million during the same period ended September 30, 2006.  These increases corresponds to the increase in sales of product and services in our technology sales business unit.

Direct lease costs increased 5.3% to $5.9 million during the three months ended September 30, 2007, and 12.2% to $11.9 million during the six months ended September 30, 2007 as compared to the same periods in the prior fiscal year.  The largest component of direct lease costs is depreciation expense for operating lease equipment. Our investment in operating leases decreased 8.8%  to $51.6 million at September 30, 2007 as compared to the same period in the prior fiscal year.

Professional and other fees decreased 26.5%, to $3.5 million for the three months ended September 30, 2007, as compared to the same period in the prior fiscal year.  This decrease is due to higher expenses incurred in the three months ended September 30, 2006 related to a lawsuit against SAP and the Audit Committee Investigation, as previously disclosed in our Form 10-K for the year ended March 31, 2007.  Fees related to the matters described above were less during the three months ended September 30, 2007.  For the six months ended September 30, 2007, professional and other fees increased 18.5% to $7.2 million, primarily due to an increase in audit fees and consulting fees.

Salaries and benefits expense decreased slightly by 2.9% to $17.2 million during the three months ended September 30, 2007 as compared to the same period in the previous fiscal year due to a reduction in the number of employees. We employed 635 people at September 30, 2007, as compared to 671 people at September 30, 2006.  During the six months ended September 30, 2007, salaries and benefit expense increased 5.5% to $36.9 million.  Although we employ fewer employees, salaries and benefits expense increased primarily due to share-based compensation expense of $1.5 million.  On May 11, 2007, each of our named executive officers, Messrs. Norton, Bowen, Parkhurst and Mencarini, entered into separate stock option cancellation agreements pursuant to which options to purchase 300,000 options, 50,000 options, 50,000 options, and 50,000 options, respectively, were cancelled.  The cancellation of these 450,000 options led to the immediate recognition of $1.5 million share-based compensation expense during the six months ended September 30, 2007.  In addition, we had higher sales commission expense due to the increase in sales of product and services.

General and administrative expenses decreased 11.2% to $3.9 million during the three months ended September 30, 2007, and 5.6% to $8.4 million during the six months ended September 30, 2007, as compared to the same period in the prior fiscal year.  These decreases were due to increased efficiency in spending controls and efforts to enhance productivity.

Interest and financing costs decreased 14.6% to $2.3 million during the three months ended September 30, 2007, as compared to the same period in the prior fiscal year primarily due to a decrease in non-recourse notes payable.  For the six months ended September 30, 2007, interest and financing cost increased 2.6% to $4.8 million, as compared to the same period in the prior fiscal year.  This increase is driven by increasing debt rates on new financings, partially offset by a reduction in non-recourse notes payable.  Non-recourse notes payable decreased 21.0% to $117.0 million as of September 30, 2007 as compared to March 31, 2007. This decrease is due to the maturity of 110 leases in our debt portfolio during the six months ended September 30, 2007, combined with a normal reduction in principal and interest partially offset by new leases.

Provision for Income Taxes. Our provision for income taxes increased $3.5 million to $3.8 million for the three months ended September 30, 2007, and $6.0 million to $7.7 million for the six months ended September 30, 2007, as compared to the same periods in the prior fiscal year.  These increases are primarily due to an increase in net earnings as well as an increase in non-deductible share-based compensation expense related to the cancellation of 450,000 options during the three months ended June 30, 2007. Our effective income tax rates for the three and six months ended September 30, 2007 was 43.7% and 43.8%, respectively.  Our effective income tax rate for the three and six months ended September 30, 2006 was 47.5% and 42.2%, respectively.

Net Earnings. The foregoing resulted in net earnings of $4.9 million, an increase of 396.1% for the three months ended September 30, 2007, as compared to $1.0 million during the same period in the prior fiscal year.  Net earnings for the six months ended September 30, 2007 was $9.9 million, an increase of 224.3% as compared to $3.0 million during the same period in the prior fiscal year.

Both basic and fully diluted earnings per common share were $0.59 for the three months ended September 30, 2007 and $0.12 for the three months ended September 30, 2006. Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2007 are 8,231,741 and 8,331,044, respectively. For the three months ended September 30, 2006, the basic and diluted weighted average common shares outstanding are 8,228,823 and 8,424,903, respectively.

Basic and fully diluted earnings per common share were $1.20 and $1.18 for the six months ended September 30, 2007, respectively, as compared to $0.36 and $0.34 for the six months ended September 30, 2006, respectively. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2007 are 8,231,741 and 8,363,348, respectively. For the six months ended September 30, 2006, the basic and diluted weighted average common shares outstanding are 8,218,154 and 8,586,866, respectively.

Financial Condition

Cash Flows

During the six months ended September 30, 2007, we generated cash flows from operations of $13.8 million and used cash flows from investing activities of $5.8 million. Cash flows provided by financing activities amounted to $4.5 million during the same period. The effect of exchange rate changes during the period generated cash flows of $268 thousand. The net effect of these cash flows was a net increase in cash and cash equivalents of $12.7 million during the six months ended September 30, 2007. During the same period, our total assets decreased $3.9 million, or 0.9%, primarily as the result of decreases in investment in leases and lease equipment—net. Our cash balance as of September 30, 2007 was $52.4 million as compared to $39.7 million as of March 31, 2007.

Liquidity and Capital Resources

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At September 30, 2007, our lease-related non-recourse debt portfolio decreased 21.0% to $117.0 million as compared to $148.1 million at March 31, 2007. This decrease is due to the maturity of 110 leases in our debt portfolio, in the six months ended September 30, 2007, combined with a normal reduction in principal and interest partially offset by new leases.

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

Accounts payable—equipment represents equipment costs that have been placed on a lease schedule, but for which we have not yet paid. The balance of unpaid equipment costs can vary depending on vendor terms and the timing of lease originations. As of September 30, 2007, we had $7.3 million of unpaid equipment costs, as compared to $6.5 million as of March 31, 2007.

Accounts payable—trade increased 33.5% to $29.1 million as of September 30, 2007 from $21.8 million as of March 31, 2007. The increase is primarily related to an increase in sales of product and services and, consequently, an increase in cost of goods sold, product and services from our technology sales business unit.

Accounts Payable—floor plan increased 5.5% to $58.5 million as of September 30, 2007 from $55.5 million as of March 31, 2007. This increase is primarily due to a rise in sales of product and services from our technology sales business unit that we transacted through our floor plan facility with GECDF.

Accrued expenses and other liabilities includes deferred expenses, income tax accrual and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $28.7 million and $26.0 million of accrued expenses and other liabilities as of September 30, 2007 and March 31, 2007, respectively, an increase of 10.4%.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. As of June 20, 2007, the facility had an aggregate limit of the two components of $100.0 million. As of September 30, 2007, the facility with GECDF was amended to temporarily increase the total credit facility limit to $100 million during the period from June 19, 2007 through August 15, 2007. On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007 and then extended again on October 1, 2007 through October 31, 2007. Other than during the temporary increase periods described above, the total credit facility limit was $85 million. The accounts receivable component has a sub-limit of $30 million. Effective October 29, 2007, the aggregate limit of the facility was increased to $125 million with an accounts receivable sub-limit of $30 million, and the temporary overline period was eliminated. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility.  These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc.  We were in compliance with these covenants as of September 30, 2007.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates. We are currently in compliance with this covenant.  The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

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

The respective floor plan component credit limits and actual outstanding balances (in thousands) were as follows:

Maximum Credit Limit at March 31, 2007	Balance as of March 31, 2007	Maximum Credit Limit at September 30, 2007	Balance as of September 30, 2007
$85,000	$55,470	$100,000	$58,533

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

The respective accounts receivable component credit limits and actual outstanding balances (in thousands) were as follows:

Maximum Credit Limit at March 31, 2007	Balance as of March 31, 2007	Maximum Credit Limit at September 30, 2007	Balance as of September 30, 2007
$30,000	$-	$30,000	$-

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

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company.  Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin. The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans.  As of September 30, 2007, we had an outstanding balance of $5 million on the facility, as recorded in recourse notes payable on our Condensed Consolidated Balance Sheets.

In general, we use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties. The loss of this credit facility could have a material adverse effect on our future results as we may have to use this facility for daily working capital and liquidity for our leasing business. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. Other than as detailed below, we are in compliance with these covenants as of September 30, 2007.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates. We have not delivered the following documents as required by Section 5.1 of the facility: quarterly Condensed Consolidated Unaudited Financial Statements for the quarter ended September 30, 2007 included herein and quarter ended December 31, 2007. We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a Third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007, a Ninth Amendment dated August 22, 2007, a Tenth Amendment dated November 29, 2007 and an Eleventh Amendment dated February 29, 2008. As a result of the amendments, the agents agreed, among other things, to extend the delivery date requirements of the documents above through June 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments, which are denominated in U.S. Dollars, were entered into for other than trading purposes with the exception of amounts drawn under the National City Bank and GECDF facilities and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City and GECDF facilities bear interest at a market-based variable rate. Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates.  As of September 30, 2007, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation

In connection with the preparation of our Condensed Consolidated Financial Statements for the quarter ended September 30, 2007, we performed additional procedures related to the cut-off and recognition matters noted above. In addition, we are developing a plan to enhance our controls surrounding these cut-off issues including, but not limited to, improvements to existing software applications to track service engagements, standardization of sales contract terms, and additional staff training. The actions that we plan to take are subject to continued management review supported by confirmation and testing as well as Audit Committee oversight.

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

Two lenders who financed the Cyberco transactions filed claims against us seeking to recover their losses. In July 2006, we settled a claim by GMAC Commercial Finance, LLC (“GMAC”) for $6 million, which we paid in July 2006. In February 2007, a final judgment was entered in the Circuit Court for Fairfax County, Virginia, against ePlus Group in a suit filed by Banc of America Leasing and Capital, LLC (“BoA”). We paid the total judgment of $4.3 million in two payments, the second of which was made in June 2007.

In the one remaining unresolved Cyberco-related matter in which we are a defendant, BoA filed a lawsuit against ePlus inc., in the Circuit Court for Fairfax County, Virginia, on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed our subsidiary ePlus Group’s obligations to BoA relating to the Cyberco transaction. ePlus Group has already paid to BoA the judgment in the Fairfax County lawsuit referenced above. The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group referenced above, expenses BoA incurred in Cyberco’s bankruptcy proceedings, attorneys’ fees incurred by BoA in defending a pending suit by ePlus Group against BoA in California, and all attorneys’ fees and costs BoA has incurred arising in any way from the Cyberco matter.  The trial in this suit has been stayed pending the outcome of ePlus Group’s suit against BoA in California. We are vigorously defending the suit against us by BoA. We cannot predict the outcome of this suit.

We also have been pursuing several avenues to recover our losses relating to Cyberco. First, we sought insurance coverage from our insurance carrier, Travelers Property Casualty Company of America (“Travelers”). We filed a Complaint seeking a declaratory judgment that our liability to GMAC and BoA described above is covered by our insurance policy. The court found that we did not have insurance coverage for those matters, and granted summary judgment for Travelers. In March 2008, the United States Court of Appeals for the Second Circuit affirmed the lower court’s finding of no coverage. Two other matters are still pending. First, we have filed claims in state court in California against BoA seeking relief on matters not adjudicated between the parties in Virginia.  Second, in June 2007, ePlus Group, inc. and two other Cyberco victims filed suit in the United States District Court for the Western District of Michigan against The Huntington National Bank. The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion. While we believe that we have a basis for these claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any ePlus inc. common stock during the three and six months ended September 30, 2007.

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

ePlus inc.

Date: April 15, 2008	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer

Date: April 15, 2008	/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini
Chief Financial Officer