Form 10-Q
period 2007-12-31
EPLUS INC
filed 2008-05-05
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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
Yes ☒  No ☐

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

The number of shares of common stock outstanding as of April 30, 2008 was 8,231,741.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)	As of	As of
	December 31, 2007	March 31, 2007
ASSETS	(in thousands)

Cash and cash equivalents	$65,590	$39,680
Accounts receivable—net	108,457	110,662
Notes receivable	186	237
Inventories	8,717	6,851
Investment in leases and leased equipment—net	161,074	217,170
Property and equipment—net	5,007	5,529
Other assets	15,011	11,876
Goodwill	26,125	26,125
TOTAL ASSETS	$390,167	$418,130

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$6,482	$6,547
Accounts payable—trade	26,980	21,779
Accounts payable—floor plan	51,618	55,470
Salaries and commissions payable	4,491	4,331
Accrued expenses and other liabilities	26,674	25,960
Income taxes payable	3,531	-
Recourse notes payable	-	5,000
Non-recourse notes payable	104,741	148,136
Deferred tax liability	4,457	4,708
Total Liabilities	228,974	271,931

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-

Common stock, $.01 par value; 25,000,000 shares authorized; 11,210,731 issued and 8,231,741 outstanding at December 31, 2007 and 11,210,731 issued and 8,231,741 outstanding at March 31, 2007	112	112
Additional paid-in capital	77,471	75,909
Treasury stock, at cost, 2,978,990 and 2,978,990 shares, respectively	(32,884)	(32,884)
Retained earnings	115,878	102,754
Accumulated other comprehensive income—foreign currency translation adjustment	616	308
Total Stockholders' Equity	161,193	146,199
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$390,167	$418,130

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

	(amounts in thousands, except per share data)

Sales of product and services	$168,394	$183,277	$564,628	$538,923
Sales of leased equipment	13,740	2,557	40,544	4,376
	182,134	185,834	605,172	543,299

Lease revenues	12,194	16,000	43,810	40,853
Fee and other income	4,111	3,544	13,124	9,484
Patent settlement income	-	17,500	-	17,500
	16,305	37,044	56,934	67,837

TOTAL REVENUES	198,439	222,878	662,106	611,136

COSTS AND EXPENSES

Cost of sales, product and services	148,802	161,254	500,202	477,879
Cost of leased equipment	13,308	2,509	38,919	4,284
	162,110	163,763	539,121	482,163

Direct lease costs	4,460	5,574	16,353	16,170
Professional and other fees	2,479	7,245	9,650	13,295
Salaries and benefits	17,069	17,947	53,971	52,912
General and administrative expenses	3,760	4,050	12,135	12,921
Interest and financing costs	1,818	2,839	6,590	7,492
	29,586	37,655	98,699	102,790

TOTAL COSTS AND EXPENSES (1) (2)	191,696	201,418	637,820	584,953

EARNINGS BEFORE PROVISION FOR INCOME TAXES	6,743	21,460	24,286	26,183

PROVISION FOR INCOME TAXES	2,992	9,056	10,671	10,737

NET EARNINGS	$3,751	$12,404	$13,615	$15,446

NET EARNINGS PER COMMON SHARE—BASIC	$0.45	$1.51	$1.65	$1.88
NET EARNINGS PER COMMON SHARE—DILUTED	$0.45	$1.47	$1.63	$1.80

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,231,741	8,231,741	8,231,741	8,222,700
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,422,256	8,456,627	8,375,412	8,577,999

(1)	Includes amounts to related parties of $274 thousand and $238 thousand for the three months ended December 31, 2007 and December 31, 2006, respectively.
(2)	Includes amounts to related parties of $798 thousand and $710 thousand for the nine months ended December 31, 2007 and December 31, 2006, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended December 31,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$13,615	$15,446

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	17,161	16,153
Reserves for credit losses and sales returns	(246)	788
Provision for inventory losses	65	150
Impact of stock-based compensation	1,562	719
Excess tax benefit from exercise of stock options	-	(95)
Tax benefit of stock options exercised	-	308
Deferred taxes	(251)	-
Payments from lessees directly to lenders—operating leases	(10,754)	(8,244)
Loss on disposal of property and equipment	4	90
Loss (gain) on disposal of operating lease equipment	11,463	(600)
Excess increase in cash value of officers life insurance	(30)	(19)
Changes in:
Accounts receivable—net	1,071	(48,784)
Notes receivable	51	65
Inventories	(1,090)	(9,219)
Investment in leases and leased equipment—net	(2,926)	(34,335)
Other assets	(2,892)	(279)
Accounts payable—equipment	797	(1,614)
Accounts payable—trade	5,233	3,709
Salaries and commissions payable, accrued expenses and other liabilities	3,912	8,763
Net cash provided by (used in) operating activities	36,745	(56,998)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	3,400	1,270
Purchases of operating lease equipment	(7,039)	(19,711)
Proceeds from sale of property and equipment	-	2
Purchases of property and equipment	(1,315)	(2,145)
Premiums paid on officers' life insurance	(238)	(219)
Net cash used in investing activities	(5,192)	(20,803)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)
	Nine Months Ended December 31,
	2007	2006
	(in thousands)

Cash Flows From Financing Activities:
Borrowings:
Non-recourse	35,792	87,029
Repayments:
Non-recourse	(32,891)	(19,213)
Purchase of treasury stock	-	(2,900)
Proceeds from issuance of capital stock, net of expenses	-	1,911
Excess tax benefit from exercise of stock options	-	95
Net borrowings (repayment) on floor plan facility	(3,852)	7,126
Net borrowings (repayment) on recourse lines of credit	(5,000)	4,000
Net cash provided by (used in) financing activities	(5,951)	78,048

Effect of Exchange Rate Changes on Cash	308	2

Net Increase in Cash and Cash Equivalents	25,910	249

Cash and Cash Equivalents, Beginning of Period	39,680	20,697

Cash and Cash Equivalents, End of Period	$65,590	$20,946

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,020	$1,981
Cash paid for income taxes	$6,692	$457

Schedule of Non-cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$151	$67
Principal payments from lessees directly to lenders	$46,296	$36,589

See Notes To Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three and nine months ended December 31, 2007 and 2006

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software capitalized for internal use was $761 thousand and $178 thousand during the nine months ended December 31, 2007 and December 31, 2006, respectively, which is included in the accompanying Condensed Consolidated Balance Sheets as a component of property and equipment—net. We had capitalized costs, net of amortization, of approximately $1.2 million at December 31, 2007 and $650 thousand at March 31, 2007.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the nine months ended December 31, 2007, there was no such costs capitalized, while for the nine months ended December 31, 2006, $59 thousand were capitalized for software to be made available to customers. We had $619 thousand and $760 thousand of capitalized costs, net of amortization, at December 31, 2007 and March 31, 2007, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities, approximates fair value due to their short maturities. The carrying amount of our non-recourse and recourse notes payable approximates its fair value. We determined the fair value of notes payable by applying the average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments. The estimated fair value of our recourse and non-recourse notes payable at December 31, 2007 and March 31, 2007 was $104.2 million and $153.4 million, respectively, compared to a carrying amount of $104.7 million and $153.1 million, respectively.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the nine months ended December 31, 2007, accumulated other comprehensive income was $308 thousand and net income was $13.6 million. This resulted in total comprehensive income of $13.9 million for the nine months ended December 31, 2007. For the nine months ended December 31, 2006, accumulated other comprehensive income was approximately $2.0 thousand and net income was $15.4 million. This resulted in total comprehensive income of $15.4 million for the nine months ended December 31, 2006.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,231,741 for the three and nine months ended December 31, 2007 and 8,231,741 and 8,222,700, for the three and nine months ended December 31, 2006, respectively. Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,422,256 and 8,375,412 for the three and nine months ended December 31, 2007, respectively, and 8,456,627 and 8,577,999 for the three and nine months ended December 31, 2006, respectively. Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

STOCK-BASED COMPENSATION — On April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and subsequently issued stock option related guidance. We elected the modified-prospective transition method. Under the modified-prospective method, we must recognize compensation expense for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. We have recognized compensation expense equal to the fair values for the unvested portion of share-based awards at April 1, 2006 over the remaining period of service, as well as compensation expense for those share-based awards granted or modified on or after April 1, 2006 over the vesting period based on the grant-date fair values using the straight-line method. For those awards granted prior to the date of adoption, compensation expense is recognized on an accelerated basis based on the grant-date fair value amount as calculated for pro forma purposes under SFAS No. 123.

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

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following:

	As of
	December 31, 2007	March 31, 2007
	(in thousands)
Investment in direct financing and sales-type leases—net	$125,519	$158,471
Investment in operating lease equipment—net	35,555	58,699
	$161,074	$217,170

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	December 31, 2007	March 31, 2007
	(in thousands)
Minimum lease payments	$118,792	$154,349
Estimated unguaranteed residual value (1)	18,987	22,375
Initial direct costs, net of amortization (2)	1,231	1,659
Less: Unearned lease income	(12,231)	(18,271)
Reserve for credit losses	(1,260)	(1,641)
Investment in direct financing and sales-type leases—net	$125,519	$158,471

(1)	Includes estimated unguaranteed residual values of $2,010 thousand and $1,191 thousand as of December 31, 2007 and March 31, 2007, respectively, for direct financing SFAS No. 140 leases.
(2)	Initial direct costs are shown net of amortization of $1,496 thousand and $1,409 thousand as of December 31, 2007 and March 31, 2007, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows:

	As of
	December 31, 2007	March 31, 2007
	(in thousands)
Cost of equipment under operating leases	$67,219	$93,804
Less: Accumulated depreciation and amortization	(31,664)	(35,105)
Investment in operating lease equipment—net	$35,555	$58,699

3. RESERVES FOR CREDIT LOSSES

As of March 31, 2007 and December 31, 2007, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2006	$2,060	$2,913	$4,973

Provision for Bad Debts	460	(1,027)	(567)
Recoveries	23	-	23
Write-offs and other	(483)	(245)	(728)
Balance March 31, 2007	2,060	1,641	3,701

Provision for Bad Debts	(4)	(341)	(345)
Recoveries	40	-	40
Write-offs and other	(320)	(40)	(360)
Balance December 31, 2007	$1,776	$1,260	$3,036

4. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

	As of
	December 31, 2007	March 31, 2007
	(in thousands)

National City Bank – Recourse credit facility of $35,000,000 expiring on July 21, 2009. At our option, the carrying interest rate is either LIBOR rate plus 175–250 basis points, or the Alternate Base Rate of the higher of prime, or federal funds rate plus 50 basis points, plus 0-25 basis points of margin. The interest rate at March 31, 2007 was 6.875%.	$-	$5,000

Total recourse obligations	$-	$5,000

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 4.90% to 7.75% for the nine months ended December 31, 2007 and 3.05% to 9.25% for year ended March 31, 2007.	$104,741	$148,136

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

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component. As of December 31, 2007, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 7.75%. Effective October 29, 2007, the facility with GECDF was amended to increase the aggregate limit to $125 million from $100 million with a sub-limit on the accounts receivable component of $30 million. The temporary overline periods in the previous agreement were eliminated. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2007. Either party may terminate with 90 days’ advance notice.

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

Borrowings under our $35 million line of credit from National City Bank are subject to and in compliance with certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. We are in compliance with or have received amendments extending these covenants as of December 31, 2007. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables, and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our audited and unaudited financial statements, and pro-forma financial projections, by certain dates. We have not delivered the following documents as required by Section 5.1 of the facility: quarterly Condensed Consolidated Unaudited Financial Statements for the quarter ended December 31, 2007 included herein. We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007, a Ninth Amendment dated August 22, 2007, a Tenth Amendment dated November 29, 2007 and an Eleventh Amendment dated February 29, 2008. As a result of the amendments, the agents agreed, among other things, to extend the delivery date requirements of the documents above through June 30, 2008.

We believe we will receive additional extensions from our lender, if needed, regarding our requirement to provide financial statements as described above through the date of delivery of the documents. However, we cannot guarantee that we will receive additional extensions.

5. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2007, we leased approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC. Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. As of May 31, 2007, Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC.  The lease was approved by the Board of Directors prior to its commencement, and viewed by the Board as being at or below comparable market rents, and ePlus has the right to terminate up to 40% of the leased premises for no penalty, with six months’ notice.  During the three months ended December 31, 2007 and December 31, 2006, we paid rent in the amount of $274 thousand and $238 thousand, respectively. During the nine months ended December 31, 2007 and December 31, 2006, we paid rent in the amount of $798 thousand and $710 thousand, respectively.

6. COMMITMENTS AND CONTINGENCIES

Litigation

We have been involved in several matters, which are described below, arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”), which was perpetrating a fraud related to installment sales that were assigned to various lenders and were non-recourse to us.

On November 3, 2006, Banc of America Leasing and Capital, LLC (“BoA”) filed a lawsuit against ePlus inc., seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco transaction. In June 2007 ePlus Group paid to BoA the full amount of a judgment against ePlus Group in favor of BoA.  The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group referenced above, expenses that BoA incurred in a bankruptcy adversary proceeding relating to Cyberco, attorneys’ fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and any other costs or fees relating to any of the described matters. The trial has been stayed pending the resolution of litigation in California state court in which ePlus is the plaintiff in a suit against BoA. We are vigorously defending the suit against us by BoA. We cannot predict the outcome of this suit. We do not believe a loss is probable; therefore, we have not accrued for this matter.

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

7. EARNINGS PER SHARE

Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share” ("SFAS No. 128"). In accordance with SFAS No. 128, basic EPS amounts are calculated based on three and nine months weighted average shares outstanding of 8,231,741 at December 31, 2007 and 8,231,741 and 8,222,700, respectively, at December 31, 2006. Diluted EPS amounts are calculated based on three and nine months weighted average shares outstanding and potentially dilutive common stock equivalents of 8,422,256 and 8,375,412 at December 31, 2007 and 8,456,627 and 8,577,999 at December 31, 2006. Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2006 and December 31, 2007 (in thousands, except per share data).

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

Net income available to common shareholders—basic and diluted	$3,751	$12,404	$13,615	$15,446

Weighted average shares outstanding—basic	8,232	8,232	8,232	8,223
In-the-money options exercisable under stock compensation plans	191	225	143	355
Weighted average shares outstanding—diluted	8,422	8,457	8,375	8,578

Income per common share:
Basic	$0.45	$1.51	$1.65	$1.88
Diluted	$0.45	$1.47	$1.63	$1.80

Unexercised employee stock options to purchase 390,257 shares of our common stock were not included in the computations of diluted EPS for both the three and nine months ended December 31, 2007, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

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

During the nine months ended December 31, 2007, we did not repurchase any shares of our outstanding common stock. During the nine months ended December 31, 2006, we repurchased 209,000 shares of our outstanding common stock for a total purchase price of approximately $2.9 million. Since the inception of our initial repurchase program on September 20, 2001, as of December 31, 2007, we had repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total purchase price of $32.9 million.

9. STOCK-BASED COMPENSATION

Contributory 401(k) Profit Sharing Plan

We provide our employees with a contributory 401(k) profit sharing plan. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period. For the three months ended December 31, 2007 and 2006, our expense for the plan was approximately $79 thousand and $51 thousand, respectively. Our expense for the plan for the nine months ended December 31, 2007 and December 31, 2006 were $242 thousand and $238 thousand, respectively.

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

As of December 31, 2007, a total of 2,276,944 shares of common stock have been reserved for issuance upon exercise of options granted under the Amended LTIP (2003).

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

In accordance with SFAS No. 123R, we recognized $31 thousand and $1.6 million of stock-based compensation expense for the three and nine months ended December 31, 2007, respectively. Messrs. Norton, Bowen, Parkhurst and Mencarini entered into separate stock option cancellation agreements pursuant to which options to purchase 300,000 options, 50,000 options, 50,000 options, and 50,000 options, respectively, were cancelled. On May 11, 2007, these 450,000 options were cancelled which resulted in the immediate recognition of the remaining nonvested share-based compensation expense of $1.5 million.  We recognized $209 thousand and $719 thousand of stock-based compensation expense during the three and nine months ended December 31, 2006. As of December 31, 2007, there was $88 thousand of unrecognized compensation expense related to nonvested options. This expense is expected to be fully recognized over the next six months.

Stock Option Activity

During the three and nine months ended December 31, 2007 and 2006, there were no stock options granted to employees.

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

A summary of stock option activity during the nine months ended December 31, 2007 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value

Outstanding, April 1, 2007	1,788,613	$6.23 - $17.38	$10.20
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	(494,450)	$10.84 - $13.25	$11.13
Outstanding, December 31, 2007	1,294,163	$6.23 - $17.38	$9.85	2.9	$1,717,224

Vested or expected to vest at December 31, 2007	1,294,163		$9.85	2.9	$1,717,224
Exercisable, December 31, 2007	1,274,163		$9.79	2.8	$1,717,224

Additional information regarding stock options outstanding as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Exercise Price per Share	Weighted Avg. Contractual Life Remaining	Options Exercisable	Weighted Avg. Exercise Price per Share

$6.23 - $9.00	863,906	$7.70	2.4	863,906	$7.70
$9.01 - $13.50	219,750	$11.51	4.4	199,750	$11.35
$13.51 - $17.38	210,507	$16.90	3.2	210,507	$16.90

$6.23 - $17.38	1,294,163	$9.85	2.9	1,274,163	$9.79

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at April 1, 2007	302,000	$7.59

Granted	-
Vested	(102,000)	7.57
Forfeited	(180,000)	7.76

Nonvested at December 31, 2007	20,000	$6.13

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

There were no increases to gross unrecognized tax benefits during the nine months ended December 31, 2007. We expect it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $250 thousand in the next 12 months due to the payment of the current IRS audit assessment.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. As of April 1, 2007, the Company had accrued interest and penalties of $306 thousand. Our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2007 include additional interest of $13 thousand and $44 thousand, respectively.

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

	Three months ended December 31, 2007			Three months ended December 31, 2006

	Financing Business Unit	Technology Sales Business Unit	Total	Financing Business Unit	Technology Sales Business Unit	Total

Sales of product and services	$1,291	$167,103	$168,394	$1,012	$182,265	$183,277
Sales of leased equipment	13,740	-	13,740	2,557	-	2,557
Lease revenues	12,194	-	12,194	16,000	-	16,000
Fee and other income	253	3,858	4,111	341	3,203	3,544
Patent settlement income	-	-	-	-	17,500	17,500
Total revenues	27,478	170,961	198,439	19,910	202,968	222,878
Cost of sales	14,465	147,645	162,110	3,172	160,591	163,763
Direct lease costs	4,460	-	4,460	5,574	-	5,574
Selling, general and administrative expenses	3,338	19,970	23,308	4,540	24,702	29,242
Segment earnings	5,215	3,346	8,561	6,624	17,675	24,299
Interest and financing costs	1,795	23	1,818	2,768	71	2,839
Earnings before income taxes	$3,420	$3,323	$6,743	$3,856	$17,604	$21,460
Assets	$244,825	$145,342	$390,167	$294,419	$148,078	$442,497

	Nine months ended December 31, 2007			Nine months ended December 31, 2006

	Financing Business Unit	Technology Sales Business Unit	Total	Financing Business Unit	Technology Sales Business Unit	Total

Sales of product and services	$3,057	$561,571	$564,628	$2,864	$536,059	$538,923
Sales of leased equipment	40,544	-	40,544	4,376	-	4,376
Lease revenues	43,810	-	43,810	40,853	-	40,853
Fee and other income	1,272	11,852	13,124	903	8,581	9,484
Patent settlement income	-	-	-	-	17,500	17,500
Total revenues	88,683	573,423	662,106	48,996	562,140	611,136
Cost of sales	41,347	497,774	539,121	6,343	475,820	482,163
Direct lease costs	16,353	-	16,353	16,170	-	16,170
Selling, general and administrative expenses	11,075	64,681	75,756	14,473	64,655	79,128
Segment earnings	19,908	10,968	30,876	12,010	21,665	33,675
Interest and financing costs	6,476	114	6,590	7,301	191	7,492
Earnings before income taxes	$13,432	$10,854	$24,286	$4,709	$21,474	$26,183
Assets	$244,825	$145,342	$390,167	$294,419	$148,078	$442,497

Included in the financing business unit above are inter-segment accounts receivable of $45.2 million and $4.8 million for the nine months ended December 31, 2007 and 2006, respectively. Included in the technology sales business unit above are inter-segment accounts payable of $45.2 million and $4.8 million for the nine months ended December 31, 2007 and 2006, respectively.

For the three and nine months ended December 31, 2007, our technology sales business unit sold products to our financing business unit of $0.4 million and $1.7 million, respectively.  These revenues were eliminated in our technology sales business unit for the same periods.

12. THE NASDAQ STOCK MARKET PROCEEDINGS

Effective at the opening of business on July 20, 2007, our common stock was delisted from The Nasdaq Global Market due to non-compliance with financial statement reporting requirements. Specifically, in determining to delist our common stock, Nasdaq cited the delay of more than one year from the final due date for the filing of our fiscal year 2006 Annual Report on Form 10-K with the SEC.  We filed our fiscal year 2006 Form 10-K with the SEC on August 16, 2007, and with the filing of this quarterly report, all of our delayed quarterly and annual reports have been filed with the SEC.

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

Our technology sales business unit derives revenue from the sales of new equipment and service engagements. These revenues are reflected in our Condensed Consolidated Statements of Operations under sales of product and services and fee and other income. Many customers purchase information technology equipment from us using Master Purchase Agreements (“MPAs”) in which the terms and conditions of our relationship are stipulated. Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day termination for convenience clauses. In addition, many of our customers place orders using purchase orders without an MPA in place. A substantial portion of our sales of product and services are from sales of Hewlett Packard and CISCO products, which represent approximately 22.0% and 34.0% of sales, respectively, for the three months ended December 31, 2007.

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

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, residuals, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to FIN 48. Estimates in the assumptions used in the valuation of our stock option expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock options. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates routinely require adjustment.

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

REVENUE RECOGNITION. We adhere to guidelines and principles of sales recognition described in SAB No. 104 issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Using these tests, the vast majority of our sales represent product sales recognized upon delivery.

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

Results of Operations — Three and Nine months ended December 31, 2007 Compared to Three and Nine months ended December 31, 2006

Revenues. We generated total revenues during the three months ended December 31, 2007 of $198.4 million compared to revenues of $222.9 million during the three months ended December 31, 2006, a decrease of 11.0%.  This decrease is primarily due to a decrease in sales of product and services and the receipt of $17.5 million patent settlement income during the three months ended December 31, 2006.  Excluding the patent settlement income of $17.5 million, total revenues decreased 3.4% during the three months ended December 31, 2007 as compared to the same period in the prior year.  During the nine months ended December 31, 2007, revenues increased 8.3% to $662.1 million, from $611.1 million during the same period ended December 31, 2006. These increases are driven by increases in sales of product and services, sales of leased equipment and fees and other income, partially offset by decrease in patent settlement income during the nine months ended December 31, 2006.

Sales of product and services decreased 8.1% to $168.4 million during the three months ended December 31, 2007 compared to $183.3 million generated during the three months ended December 31, 2006 and represented 84.9% and 82.2% of total revenue, respectively. This decrease may be attributed to an economic downturn, which generally results in our customers’ propensity to postpone technology equipment investments. During the nine months ended December 31, 2007, sales of product and services increased 4.8% to $564.6 million compared to $538.9 million during the nine months ended December 31, 2006, and represented 85.3% and 88.2% of total revenue, respectively. The increase for the sales of product and services was due to growth in sales in our technology sales business unit, driven by a higher demand from our existing customer base and the addition of new customers during the first two quarters of the 2008 fiscal year. The decrease of 2.9%  in sales of product and services as a percentage of total revenue resulted from a proportionately higher increase in sales of leased equipment.

We realized a gross margin on sales of product and services of 11.6% and 11.4% for the three and nine months ended December 31, 2007, respectively, and 12.0% and 11.3% for the three and nine months ended December 31, 2006. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers.

Lease revenues decreased 23.8% to $12.2 million for the three months ended December 31, 2007, from the three months ended December 31, 2006.  This decrease is due to a decrease in our operating lease portfolio as compared to prior period and a gain in sale in our direct financing sales portfolio during the same period in the prior year.  For the nine months ended December 31, 2007, lease revenues increased 7.2% to $43.8 million. This increase is primarily driven by sales of leased assets to our lessees, partially offset by the decrease in revenue in our operating lease portfolio and direct financing sales portfolio. From time to time, our lessees purchase leased assets from us before and at the end of the lease term. During the three and nine months ended December 31, 2007, there were 52.1% and 143.1% increases in the sale of leased assets to lessees compared to the same periods last year, respectively.  Our net investment in leased assets was $161.1 million as of December 31, 2007, a 25.8% decrease from $217.0 million as of December 31, 2006. This decrease was due to a reduction in our direct financing lease portfolio resulting from the sale of lease schedules and termination of leases in our operating lease portfolio.

We also recognize revenue from the sale of leased equipment to non-lessee third parties. During the three months ended December 31, 2007 and December 31, 2006, we sold a portion of our lease portfolio and recognized a gross margin of 3.1% and 1.9%, respectively, on these sales. The revenue recognized on the sale of leased equipment totaled approximately $13.7 million and $2.6 million, and the cost of leased equipment totaled $13.3 million and $2.5 million, respectively, for the three months ended December 31, 2007 and 2006. For the nine months ended December 31, 2007 and 2006, revenue recognized from sales of leased equipment totaled $40.5 million and $4.4 million, and the cost of leased equipment totaled $38.9 million and $4.3 million, resulting in gross margin of 4.0% and 2.1%, respectively. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

For the three months ended December 31, 2007, fee and other income was $4.1 million, an increase of 16.0% over the $3.5 million during the three months ended December 31, 2006. For the nine months ended December 31, 2007, fee and other income was $13.1 million, an increase of 38.4% over the $9.5 million during the nine months ended December 31, 2006. These increases are driven by an increase in agent fees from manufacturers and an increase in revenue from sales of our software in our technology sales business unit. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are in our normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

There was no patent settlement income during the three and nine months ended December 31, 2007.  During the three and nine months ended December 31, 2006, patent settlement income was $17.5 million.  This settlement income was a result of a settlement of a lawsuit filed against SAP America, Inc. and SAP AG in December 2006, as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2007.

Costs and Expenses. During the three months ended December 31, 2007, cost of sales, product and services decreased 7.7% to $148.8 million as compared to $161.3 million during the same period ended December 31, 2006. During the nine months ended December 31, 2007, cost of sales, product and services increased 4.7% to $500.2 million from $477.9 million during the same period ended December 31, 2006. These changes corresponds to the decrease and increase in sales of product and services in our technology sales business unit during the three and nine months ended December 31, 2007, respectively.

Direct lease costs decreased 20.0% to $4.5 million during the three months ended December 31, 2007, and increased 1.1% to $16.4 million during the nine months ended December 31, 2007 as compared to the same periods in the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating lease equipment. Our investment in operating leases decreased 36.0% to $35.7 million at December 31, 2007 as compared to the same period in the prior fiscal year.

Professional and other fees decreased 65.8% to $2.5 million and 27.4% to $9.7 million for the three and nine months ended December 31, 2007, as compared to the same periods in the prior fiscal year, respectively. These decreases are due to higher expenses incurred in the three and nine months ended December 31, 2006 related to a lawsuit against SAP and an investigation of stock options grants commenced by our Audit Committee, as previously disclosed in our Form 10-K for the year ended March 31, 2007. The decreases in professional and other fees were partially offset by an increase in audit fees and consulting fees.

Salaries and benefits expense decreased 4.9% to $17.1 million during the three months ended December 31, 2007 as compared to the same period in the previous fiscal year due to a reduction in the number of employees and lower sales commission expense resulting from a decrease in sales of product and services. We employed 649 people at December 31, 2007, as compared to 682 people at December 31, 2006. During the nine months ended December 31, 2007, salaries and benefit expense increased 2.0% to $54.0 million. Although we employ fewer employees, salaries and benefits expense increased primarily due to share-based compensation expense of $1.5 million incurred during the first quarter of the 2008 fiscal year.  As previously disclosed, there was a cancellation of 450,000 options which led to an immediate recognition of $1.5 million share-based compensation expense during the nine months ended December 31, 2007.

General and administrative expenses decreased 7.2% to $3.8 million during the three months ended December 31, 2007, and 6.1% to $12.1 million during the nine months ended December 31, 2007, as compared to the same period in the prior fiscal year. These decreases were due to increased efficiency in spending controls and efforts to enhance productivity.

Interest and financing costs decreased 36.0% to $1.8 million, and 12.0% to $6.6 million during the three and nine months ended December 31, 2007, as compared to the same periods in the prior fiscal year.  These decreases are primarily due to lower interest costs and related expenses as a result of a decrease in recourse and non-recourse notes payable, as compared to same periods in the prior fiscal year.  The decrease non-recourse notes payable is due to the maturity of 189 leases in our debt portfolio and the sale of 30 lease schedules during the nine months ended December 31, 2007, combined with a normal reduction in principal and interest partially offset by new leases.  The decrease in recourse notes payable is due to the payment of our balance of our credit facility with National City Bank on December 31, 2007.

Provision for Income Taxes. Our provision for income taxes decreased $6.1 million to $3.0 million for the three months ended December 31, 2007, and $66 thousand to $10.7 million for the nine months ended December 31, 2007, as compared to the same periods in the prior fiscal year. These decreases are primarily due to decreases in net earnings for both periods, partially offset by an increase in non-deductible share-based compensation expense related to the cancellation of 450,000 options during the three months ended June 30, 2007. Our effective income tax rates for the three and nine months ended December 31, 2007 were 44.4% and 43.9%, respectively. Our effective income tax rate for both the three and nine months ended December 31, 2006 was 42.2%.

Net Earnings. The foregoing resulted in net earnings of $3.8 million, a decrease of 69.8% for the three months ended December 31, 2007, as compared to $12.4 million during the same period in the prior fiscal year. Net earnings for the nine months ended December 31, 2007 was $13.6 million, a decrease of 11.9% as compared to $15.4 million during the same period in the prior fiscal year.

Both basic and fully diluted earnings per common share were $0.45, respectively for the three months ended December 31, 2007, as compared to $1.51 and $1.47, respectively, for the three months ended December 31, 2006. Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2007 are 8,231,741 and 8,422,256, respectively. For the three months ended December 31, 2006, the basic and diluted weighted average common shares outstanding are 8,231,741 and 8,456,627, respectively.

Basic and fully diluted earnings per common share were $1.65 and $1.63 for the nine months ended December 31, 2007, respectively, as compared to $1.88 and $1.80 for the nine months ended December 31, 2006, respectively. Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2007 are 8,231,741 and 8,375,412, respectively. For the nine months ended December 31, 2006, the basic and diluted weighted average common shares outstanding are 8,222,700 and 8,577,999, respectively.

Financial Condition

Cash Flows

During the nine months ended December 31, 2007, we generated cash flows from operations of $36.7 million and used cash flows from investing activities of $5.2 million. Cash flows used in financing activities amounted to $6.0 million during the same period. The effect of exchange rate changes during the period generated cash flows of $308 thousand. The net effect of these cash flows was a net increase in cash and cash equivalents of $25.9 million during the nine months ended December 31, 2007. During the same period, our total assets decreased $28.0 million, or 6.7%, primarily as the result of decreases in investment in leases and lease equipment—net. Our cash balance as of December 31, 2007 was $65.6 million as compared to $39.7 million as of March 31, 2007.

Liquidity and Capital Resources

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow it to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At December 31, 2007, our lease-related non-recourse debt portfolio decreased 29.3% to $104.7 million as compared to $148.1 million at March 31, 2007. This decrease is due to the maturity of 189 leases in our debt portfolio and the sale of 30 lease schedules, during the nine months ended December 31, 2007, combined with a normal reduction in principal and interest partially offset by new leases.

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

Accounts payable—equipment represents equipment costs that have been placed on a lease schedule, but for which we have not yet paid. The balance of unpaid equipment costs can vary depending on vendor terms and the timing of lease originations. As of December 31, 2007 and March 31, 2007, we had $6.5 million of unpaid equipment costs.

Accounts payable—trade increased 23.9% to $27.0 million as of December 31, 2007 from $21.8 million as of March 31, 2007. The increase is primarily related to an increase in sales of product and services and, consequently, an increase in cost of goods sold, product and services from our technology sales business unit.

Accounts payable—floor plan decreased 6.9% to $51.6 million as of December 31, 2007 from $55.5 million as of March 31, 2007. This decrease is primarily due to lower sales of product and services from our technology sales business unit that we transacted through our floor plan facility with GECDF.

Accrued expenses and other liabilities includes deferred expenses, income tax accrual and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $26.7 million and $26.0 million of accrued expenses and other liabilities as of December 31, 2007 and March 31, 2007, respectively, an increase of 2.8%.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  As of December 31, 2007, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million.  As of June 20, 2007, the facility had an aggregate limit of the two components of $100 million. As of September 30, 2007, the facility with GECDF was amended to temporarily increase the total credit facility limit to $100 million during the period from June 19, 2007 through August 15, 2007. On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007 and then extended again on October 1, 2007 through October 31, 2007. Other than during the temporary increase periods described above, the total credit facility limit was $85 million. The accounts receivable component has a sub-limit of $30 million. Effective October 29, 2007, the aggregate limit of the facility was increased to $125 million with an accounts receivable sub-limit of $30 million, and the temporary overline period was eliminated. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2007.

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

The respective floor plan component credit limits and actual outstanding balances (in thousands) for the dates indicated were as follows:

Maximum Credit Limit at March 31, 2007	Balance as of March 31, 2007	Maximum Credit Limit at December 31, 2007	Balance as of December 31, 2007
$85,000	$55,470	$125,000	$51,618

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

The respective accounts receivable component credit limits and actual outstanding balances (in thousands) for the dates indicated were as follows:

Maximum Credit Limit at March 31, 2007	Balance as of March 31, 2007	Maximum Credit Limit at December 31, 2007	Balance as of December 31, 2007
$30,000	$-	$30,000	$-

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

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company.  Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin. The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans.   As of December 31, 2007, we had no outstanding balance on the facility.

In general, we may use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties.  The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. Other than as detailed below, we are in compliance with these covenants as of December 31, 2007.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates. We have not delivered, as required by Section 5.1 of the facility, our quarterly Condensed Consolidated Unaudited Financial Statements for the quarter ended December 31, 2007 included herein. We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a Third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007, a Ninth Amendment dated August 22, 2007, a Tenth Amendment dated November 29, 2007 and an Eleventh Amendment dated February 29, 2008. As a result of the amendments, the agents agreed, among other things, to extend the delivery date requirements of the documents above through June 30, 2008.

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

This Item has been omitted based on the Company's status as a "smaller reporting company.”

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

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation

In connection with the preparation of our Condensed Consolidated Financial Statements for the quarter ended December 31, 2007, we performed additional procedures related to the cut-off and recognition matters noted above. In addition, we are developing a plan to enhance our controls surrounding these cut-off issues including, but not limited to, improvements to existing software applications to track service engagements, standardization of sales contract terms, and additional staff training. The actions that we plan to take are subject to continued management review supported by confirmation and testing as well as Audit Committee oversight.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Cyberco Related Matters

We have been involved in several matters arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”). The Cyberco principals were perpetrating a scam, which victimized several dozen leasing and lending institutions. Five Cyberco principals have pled guilty to criminal conspiracy and/or related charges including bank fraud, mail fraud and money laundering. Cyberco, related affiliates, and at least one principal are in Chapter 7 bankruptcy. No future payments are expected from Cyberco.

Two lenders who financed the Cyberco transactions filed claims against our subsidiary, ePlus Group, inc., seeking to recover their losses.  Those lawsuits have been resolved.  In the one remaining Cyberco-related matter in which we are a defendant, one of the lenders, Banc of America Leasing and Capital, LLC (“BoA”), filed a lawsuit against ePlus inc., in the Circuit Court for Fairfax County, Virginia, on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco transaction. ePlus Group has already paid to BoA $4.3 million awarded to BoA in  the lawsuit between those parties. The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group, expenses BoA incurred in Cyberco’s bankruptcy proceedings, attorneys’ fees incurred by BoA in defending a pending suit, described below, by ePlus Group against BoA in California, and all attorneys’ fees and costs BoA has incurred arising in any way from the Cyberco matter. The trial in this suit has been stayed pending the outcome of ePlus Group’s suit against BoA in California. We are vigorously defending the suit against us by BoA. We cannot predict the outcome of this suit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any ePlus inc. common stock during the three and nine months ended December 31, 2007.

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

ePlus inc.

Date: May 2, 2008	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer

Date: May 2, 2008	/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini
Chief Financial Officer