Form 10-K/A
period 2007-03-31
EPLUS INC
filed 2008-05-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes [ ___ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [ ___ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]No [ ___ ]

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

Large accelerated filer [ ___ ] Accelerated filer [ ___ ] Non-accelerated filer [ _X_ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ___] No [ X ]

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2006 was $42,229,317. The outstanding number of shares of common stock of ePlus as of April 30, 2008, was 8,231,741.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

None

EXPLANATORY NOTE

ePlus inc. (the “Registrant”) is filing this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for the sole purpose of filing the consent of its independent registered public accounting firm as Exhibit 23. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Registrant has set forth the complete text of Item 15(b) as amended.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1. This Amendment No. 1 does not otherwise update information in the Form 10-K to reflect events occurring subsequent to the date of the Form 10-K. Except as described above, no other amendments are being made to the Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibit List. Exhibits marked with an asterisk (*) were filed with the Form 10-K. Exhibits marked with two asterisks (**) are filed with this Amendment No. 1. Exhibits 10.2 through 10.7 and Exhibits 10.48 through 10.58 are management contracts or compensatory plans or arrangements.

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

2.5
Asset Purchase Agreement by and betweenePlus Technology, inc. and Manchester Technologies, Inc., dated May 28, 2004 (Incorporated herein by reference from Exhibit 2.1 to our Current Report on Form 8-K filed on May 28, 2004).

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

3.1.5
Certificate of Amendment of Certificate of Incorporation ofePlus, filed on October 1, 2003 (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003).

3.2.1	Bylaws ofePlus, as amended to date (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the period ended December 31, 2002).
3.2.2	Amendment to Bylaws dated November 20, 2006 (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 27, 2006).
3.2.3	Amendment to Bylaws dated June 12, 2007 (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 15, 2007).
4	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).
10.1
Form of Indemnification Agreement entered into between ePlus and its directors and officers (Incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.2
Form of Employment Agreement between ePlus and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.3
Form of Employment Agreement between ePlus and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.4
Employment Agreement, dated as of October 31, 2007, between ePlus and Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 6, 2007).

10.5	Form of Employment Agreement between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 2, 2003).
10.6	1997 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.7	Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003).
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

10.22
Agreement for Wholesale Financing dated August 21, 2000 among GE Commercial Distribution Finance Corporation (as successor to Deutsche Financial Services Corporation) andePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005).

10.23
Paydown Addendum to Business Financing Agreement between GE Commercial Distribution Finance Corporation (as successor to Deutsche Financial Services Corporation) andePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 17, 2005).

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

10.27
Amendment to Business Financing Agreement and Agreement for Wholesale Financing, dated June 24, 2004 between GE Commercial Distribution Finance Corporation andePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on November 17, 2005).

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

10.42
Limited Guaranty forePlus Technology of PA, inc. to Deutsche Financial Services Corporation by ePlus inc., dated February 12, 2001 (Incorporated herein by reference to Exhibit 5.4 to our Current Report on Form 8-K filed on March 13, 2001).

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

10.48	ePlus inc. Supplemental Benefit Plan for Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).
10.49	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).
10.50	ePlus inc. Supplemental Benefit Plan for Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 2, 2005).
10.51	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).
10.52
Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2005).

10.53
Incentive Option Agreement under theePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 10, 2005).

10.54
Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 10, 2005).

10.55
Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 10, 2005).

10.56
Non-Qualified Stock Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan by and between ePlus and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 10, 2005).

10.57
Form of Incentive Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 10, 2005).

10.58
Form of Non-Qualified Stock Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on February 10, 2005).

21*	Subsidiaries ofePlus
23**	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer of ePlus inc.
31.1.1**	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer of ePlus inc.
31.2*	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer of ePlus inc.
31.2.1**	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer of ePlus inc.
32*	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ePLUS INC.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
Date: May 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2008

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director and Executive
Vice President
Date: May 6, 2008

/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini, Senior Vice President,
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 6, 2008

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: May 6, 2008

/s/ TERRENCE O'DONNELL
By: Terrence O’Donnell, Director
Date: May 6, 2008

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: May 6, 2008

/s/ MILTON E. COOPER, JR.
By: Milton E. Cooper, Jr., Director
Date: May 6, 2008

____________________
By: Eric D. Hovde, Director
Date:

/s/ IRVING R. BEIMLER
By: Irving R. Beimler, Director
Date: May 6, 2008