Form 10-Q/A
period 2007-12-31
EPLUS INC
filed 2008-06-30
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

ePlus inc. is filing this amendment to its Quarterly Report on Form 10-Q ("Form 10-Q/A") to restate its Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007 as described in Note 2, “Restatement of Condensed Consolidated Statement of Cash Flows”. As previously disclosed in our Quarterly Report on Form 10-Q for the period ended December 31, 2007, as filed with the United States Securities and Exchange Commission (the "SEC") on May 5, 2008 (the "Original Form 10-Q"), we engaged in certain transactions involving the sale of direct financing and operating leases. Several groups of operating leases sold were funded with non-recourse debt by the same lenders to whom the Company sold the leases.  The purchase price for the sales consisted of cash proceeds of $893 thousand and a direct reduction of the related non-recourse debt in the amount of $11,400 thousand.  In the Condensed Consolidated Statement of Cash Flows for the nine month period ended December 31, 2007, the direct reduction of the non-recourse debt was inappropriately presented as cash from operating activities and cash used in financing activities as if we had received cash proceeds for the full amount. The Company also retained a residual value in a portion of the sales of leased equipment of $653 thousand which was inappropriately classified. The Company has concluded to restate its Condensed Consolidated Statement of Cash Flows.

This restatement does not impact our previously reported net increase in cash and cash equivalents in our Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007. Additionally, this restatement does not impact our Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Operations for any period presented.

For the convenience of the reader, this Form 10-Q/A sets forth our Original Form 10-Q in its entirety, as amended by, and to reflect, the restatement. No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q affected by subsequent events. The following sections of this Form 10-Q/A have been amended to reflect the restatement:

Part I—Item 1—Financial Statements (Condensed Consolidated Statements of Cash Flows, As Restated, and Note 2, “Restatement of Condensed Consolidated Statement of Cash Flows”,

Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources),

Part I—Item 4—Controls and Procedures, and

Part II—Item 1A—Risk Factors.

This Form 10-Q/A has been signed as of a current date and all certifications of the Company's Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q for the nine months ended December 31, 2007, including any amendments to those filings.

ePlus inc. AND SUBSIDIARIES

Cautionary Language About Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “will,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Any such statement speaks only as of the date the statement was made. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below.

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006
	As Restated (1)
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$13,615	$15,446

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	17,161	16,153
Reserves for credit losses and sales returns	(246)	788
Provision for inventory losses	65	150
Impact of stock-based compensation	1,562	719
Excess tax benefit from exercise of stock options	-	(95)
Tax benefit of stock options exercised	-	308
Deferred taxes	(251)	-
Payments from lessees directly to lenders—operating leases	(10,754)	(8,244)
Loss on disposal of property and equipment	4	90
Gain on sale of operating leases	(403)	-
Gain on disposal of operating lease equipment	(1,078)	(600)
Excess increase in cash value of officers life insurance	(30)	(19)
Changes in:
Accounts receivable—net	1,071	(48,784)
Notes receivable	51	65
Inventories	(1,090)	(9,219)
Investment in direct financing and sale-type leases — net	(2,926)	(34,335)
Other assets	(2,241)	(279)
Accounts payable—equipment	797	(1,614)
Accounts payable—trade	5,233	3,709
Salaries and commissions payable, accrued expenses and other liabilities	3,912	8,763
Net cash provided by (used in) operating activities	24,452	(56,998)

Cash Flows From Investing Activities:
Proceeds from sale of operating leases	893	-
Proceeds from sale of operating lease equipment	3,400	1,270
Purchases of operating lease equipment	(7,039)	(19,711)
Proceeds from sale of property and equipment	-	2
Purchases of property and equipment	(1,315)	(2,145)
Premiums paid on officers' life insurance	(238)	(219)
Net cash used in investing activities	(4,299)	(20,803)

(1) See Note 2, "Restatement of Condensed Consolidated Statement of Cash Flows"

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006
	As Restated (1)
	(in thousands)

Cash Flows From Financing Activities:
Borrowings:
Non-recourse	35,792	87,029
Repayments:
Non-recourse	(21,491)	(19,213)
Purchase of treasury stock	-	(2,900)
Proceeds from issuance of capital stock, net of expenses	-	1,911
Excess tax benefit from exercise of stock options	-	95
Net borrowings (repayment) on floor plan facility	(3,852)	7,126
Net borrowings (repayment) on recourse lines of credit	(5,000)	4,000
Net cash provided by financing activities	5,449	78,048

Effect of Exchange Rate Changes on Cash	308	2

Net Increase in Cash and Cash Equivalents	25,910	249

Cash and Cash Equivalents, Beginning of Period	39,680	20,697

Cash and Cash Equivalents, End of Period	$65,590	$20,946

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,020	$1,981
Cash paid for income taxes	$6,692	$457

Schedule of Non-cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$151	$67
Principal payments from lessees directly to lenders	$46,296	$36,589
Repayment of non-recourse debt to lenders from the sale of operating leases	$11,400	$-

(1) See Note 2, "Restatement of Condensed Consolidated Statement of Cash Flows"

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

INCOME TAXES — Deferred income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement reporting and tax bases of assets and liabilities, using tax rates currently in effect. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not. In addition, on April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. We recorded a cumulative effect adjustment to reduce our fiscal 2008 balance of beginning retained earnings by $491 thousand in our Condensed Consolidated Financial Statements.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the nine months ended December 31, 2007, other comprehensive income was $308 thousand and net income was $13.6 million. This resulted in total comprehensive income of $13.9 million for the nine months ended December 31, 2007. For the nine months ended December 31, 2006, other comprehensive income was approximately $2.0 thousand and net income was $15.4 million. This resulted in total comprehensive income of $15.4 million for the nine months ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value ption for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” ("SFAS No. 159"). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We are in the process of evaluating the impact, if any, SFAS No. 159 will have on our financial condition and results of operations.

2. RESTATEMENT OF CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

During the nine month period ended December 31, 2007, we sold operating leases to non-lessee third parties.  A portion of the leases sold included operating leases which were funded with non-recourse debt with the same lender to whom we sold the leases.  The purchase price consisted of proceeds of $893 thousand and a direct reduction of the related non-recourse debt of $11,400 thousand.  The previously-issued Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007 inappropriately presented the net book value of all such operating leases sold in cash flows from operating activities in loss (gain) on disposal of operating lease equipment and the elimination of debt was inappropriately presented in cash flows from financing activities as a repayment of non-recourse debt.  However, the only cash transaction was the proceeds received of $893 thousand, therefore, the direct reduction of the non-recourse debt by the lender should be reflected in the schedule of non-cash investing and financing activities.  The Company also retained a residual value in a portion of the leased equipment that was sold of $653 thousand which was inappropriately included in loss (gain) on sale of operating leases versus in changes in other assets.  Consequently, we have restated the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007.  This restatement does not impact the Company’s previously reported net increase in cash and cash equivalents.

The Condensed Consolidated Statement of Cash Flows has been restated as follows:

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended December 31,
	2007	2007
	As Previously Reported	As Restated
	(in thousands)
Cash Flows From Operating Activities:
Gain on sale of operating leases	$-	$(403)
Loss (gain) on disposal of operating lease equipment	11,463	(1,078)
Changes in other assets	(2,892)	(2,241)
Net cash provided by operating activities	36,745	24,452

Cash Flows From Investing Activities:
Proceeds from sale of operating leases	-	893
Net cash used in investing activities	(5,192)	(4,299)

Cash Flows From Financing Activities:
Repayment of non-recourse debt	(32,891)	(21,491)
Net cash provided by (used in) financing activities	(5,951)	5,449

Schedule of Non-cash Investing and Financing Activities:
Repayment of non-recourse debt to lender from sales of operating leases	-	11,400

3. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following:

	As of
	December 31, 2007	March 31, 2007
	(in thousands)
Investment in direct financing and sales-type leases—net	$125,519	$158,471
Investment in operating lease equipment—net	35,555	58,699
	$161,074	$217,170

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	December 31, 2007	March 31, 2007
	(in thousands)
Minimum lease payments	$118,792	$154,349
Estimated unguaranteed residual value (1)	18,987	22,375
Initial direct costs, net of amortization (2)	1,231	1,659
Less: Unearned lease income	(12,231)	(18,271)
Reserve for credit losses	(1,260)	(1,641)
Investment in direct financing and sales-type leases—net	$125,519	$158,471

(1)	Includes estimated unguaranteed residual values of $2,010 thousand and $1,191 thousand as of December 31, 2007 and March 31, 2007, respectively, for direct financing SFAS No. 140 leases.
(2)	Initial direct costs are shown net of amortization of $1,496 thousand and $1,409 thousand as of December 31, 2007 and March 31, 2007, respectively.

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

For the nine months ended December 31, 2007, we sold portions of our lease portfolio.  The sales were reflected in our financial statements as sales of leased equipment totaling approximately $40.5 million and cost of sales, leased equipment of $38.9 million.  There was a reduction of investment in leases and leased equipment – net of $38.9 million and non-recourse notes payable of $12.4 million.

4. RESERVES FOR CREDIT LOSSES

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

During the nine months ended December 31, 2007, we sold portions of our lease portfolio.  The sales were reflected in our financial statements as sales of leased equipment totaling approximately $40.5 million and cost of sales, leased equipment of $38.9 million.  There was a reduction of investment in leases and leased equipment – net of $38.9 million and non-recourse notes payable of $12.4 million.

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

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, our outstanding balances were $51.6 million and $55.5 million as of December 31, 2007 and March 31, 2007, respectively. Under the accounts receivable component, we did not have any outstanding balance as of December 31, 2007 and March 31, 2007. As of December 31, 2007, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 7.75%. Effective October 29, 2007, the facility with GECDF was amended to increase the aggregate limit to $125 million from $100 million with a sub-limit on the accounts receivable component of $30 million. The temporary overline periods in the previous agreement were eliminated. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2007. Either party may terminate with 90 days’ advance notice.

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

7. COMMITMENTS AND CONTINGENCIES

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

8. EARNINGS PER SHARE

Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share” ("SFAS No. 128"). In accordance with SFAS No. 128, basic EPS amounts are calculated based on weighted average shares outstanding of 8,231,741 for the three and nine months ended December 31, 2007 and 8,231,741 and 8,222,700 for the three and nine months ended December 31, 2006, respectively. Diluted EPS amounts are calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,422,256 and 8,375,412 for the three and nine months ended December 31, 2007 and 8,456,627 and 8,577,999 for the three and nine months ended December 31, 2006, respectively. Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

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

Unexercised employee stock options to purchase 390,257 shares of our common stock were not included in the computations of diluted EPS for both the three and nine months ended December 31, 2007. Unexercised employee stock options to purchase 890,907 and 844,707 shares of our common stock were not included in the computations of diluted EPS for the three and nine months ended December 31, 2006, respectively. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

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

10. STOCK-BASED COMPENSATION

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

11. INCOME TAXES

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

12. SEGMENT REPORTING

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

13. THE NASDAQ STOCK MARKET PROCEEDINGS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q/A and our annual report on Form 10-K for the year ended March 31, 2007 (the “2007 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors” in our 2007 Annual Report and in Part II, Item 1A of this quarterly report on Form 10-Q/A.

Restatement

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as discussed in Note 2, “Restatement of Condensed Consolidated Statement of Cash Flows”, of the Notes to Condensed Consolidated Financial Statements.

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

Financial Condition

Cash Flows

During the nine months ended December 31, 2007, we generated cash flows from operations of $24.5 million and used cash flows from investing activities of $4.3 million. Cash flows provided by financing activities amounted to $5.4 million during the same period. The effect of exchange rate changes during the period generated cash flows of $308 thousand. The net effect of these cash flows was a net increase in cash and cash equivalents of $25.9 million during the nine months ended December 31, 2007. During the same period, our total assets decreased $28.0 million, or 6.7%, primarily as the result of decreases in investment in leases and lease equipment—net. Our cash balance as of December 31, 2007 was $65.6 million as compared to $39.7 million as of March 31, 2007.

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

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates. We had not delivered, as required by Section 5.1 of the facility, our quarterly Condensed Consolidated Unaudited Financial Statements for the quarter ended December 31, 2007 included herein. We entered into the following amendments which have extended the delivery date requirements for these documents: a First Amendment dated July 11, 2006, a Second Amendment dated July 28, 2006, a Third Amendment dated August 30, 2006, a Fourth Amendment dated September 27, 2006, a Fifth Amendment dated November 15, 2006, a Sixth Amendment dated January 11, 2007, a Seventh Amendment dated March 12, 2007, an Eighth Amendment dated June 27, 2007, a Ninth Amendment dated August 22, 2007, a Tenth Amendment dated November 29, 2007 and an Eleventh Amendment dated February 29, 2008. As a result of the amendments, the agents agreed, among other things, to extend the delivery date requirements of the documents above through June 30, 2008.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2007 due to material weaknesses in our internal control over financial reporting as discussed below.

Change in Internal Control over Financial Reporting

During the course of preparing our Condensed Consolidated Financial Statements for the quarter ended December 31, 2006, we identified a material weakness related to the cut-off and recognition of service sales and accrued liabilities. We have begun remediation of this material weakness as described below.

In addition, during the course of preparing our Form 10-K for the period ended March 31, 2008, we identified a material weakness related to the presentation of the sale of a group of operating leases in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007, which resulted in the restatement of the Condensed Consolidated Statement of Cash Flows as discussed in Note 2 to the Condensed Consolidated Financial Statements.  We have begun remediation of this material weakness as described below.

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

In connection with the preparation of our Form 10-K for the period ended March 31, 2008, we identified an error in our Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007.  Our internal controls over financial reporting related to the process for the preparation and review of the condensed consolidated statement of cash flows did not identify the error in time to preclude a misstatement of the statement of cash flows.  As a result of this discovery, we have corrected the error in the classification of the sale of operating leases on the statement of cash flows and this Form 10-Q/A reflects the restatement of our Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007.  We have discussed the error described above with the Audit Committee of the Board of Directors.  Management has reviewed its financial review process with staff members, will provide focused training on cash flow statements, and will develop further procedures to review the presentation of transactions that are performed infrequently.

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

Item 1A. Risk Factors

 The risk factors listed below update and should be read in conjunction with the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not exhaustive. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and/or operating results. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

We Have Identified a Material Weaknesses and Concluded that Our Internal Control Over Financial Reporting was not Effective as of December 31, 2007.

We have identified material weaknesses related to the cut-off and recognition of service sales, accrued liabilities, and the presentation of the sale of a group of operating leases in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007.  As a result, we have concluded that our internal control over financial reporting as of December 31, 2007 was not effective.  Remediation of these material weaknesses may be costly and time consuming.  Inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any ePlus inc. common stock during the three and nine months ended December 31, 2007.

The timing and expiration date of the stock repurchase authorizations are included in Note 9, “Stock Repurchase” to our Condensed Consolidated Financial Statements.

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

ePlus inc.

Date: June 30, 2008	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer

Date: June 30, 2008	/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini
Chief Financial Officer