Form 10-K
period 2008-03-31
EPLUS INC
filed 2008-07-03
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company) 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2007 was $38,114,666. The outstanding number of shares of common stock of ePlus as of May 30, 2008, was 8,263,241.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Document	Part

Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end.	Part III

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “will,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on our behalf. Any such statement speaks only as of the date the statement was made.  Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of the risks and uncertainties described below may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results. There can be no assurances that forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	changes in the economy which impact overall spending levels for IT equipment, and the IT budget of our customers;

•
our reliance on the support of our vendors, manufacturers, and publishers to provide availability, competitive pricing, marketing funds, marketing support, and other programs and incentives on products that we resell;

•	our reliance on the support of our subcontractors and outsourced service providers to render quality services at reasonable prices for us;

•	reliable operation of our information technology systems including voice and data networks provided by third parties, and disaster recovery (if needed);

•	the successful integration and operation of acquisitions;

•	actions of competitors, including manufacturers and publishers of products we sell;

•
the informal inquiry from the Securities and Exchange Commission (“SEC”) and stockholder litigation related to our historical stock option granting practices and the related restatement of our consolidated financial statements;

•	the risks associated with developing and licensing our proprietary software;

•	our ability to maintain and increase advanced professional services by retaining highly-skilled personnel and vendor certifications;

•	adverse changes in the global capital markets that could increase our borrowing costs, reduce availability of financing, or changes in terms and conditions that adversely affect our ability to borrow;

•	energy prices that could increase our shipping costs, our costs to market to our customers, or provide services on-site;

•	our dependence on key personnel;

•	risk that purchased goodwill or amortizable intangible assets become impaired;

•	failure to comply with the terms and conditions of our public sector contracts;

•	rapid changes in product standards; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” sections contained elsewhere in this report, as well as any subsequent Reports on Form 10-Q and Form 8-K and other filings with the SEC.

PART I

ITEM 1.   BUSINESS

GENERAL

Our company was founded in 1990 under the name Municipal Leasing Corporation. Subsequently, the name was changed to MLC Group, Inc. In 1996, our company engaged in a holding company reorganization whereby MLC Group became a wholly owned subsidiary of MLC Holdings, Inc., a newly formed Delaware corporation. MLC Holdings, Inc. changed its name to ePlus inc. in 1999. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we”, “our”, “us”, “ourselves”, or “ePlus.”

Our operations are conducted through two basic business segments. Our first segment is our technology sales business unit that includes all the technology sales and related services, including our proprietary software and consulting services.  Our second segment is our financing business unit that consists of the equipment and financing business to both commercial and government-related entities and the associated business process outsourcing services. See Note 13, “Segment Reporting” in the Consolidated Financial Statements included elsewhere in this report.

ePlus inc. does not engage in any other business other than serving as the parent holding company for the following operating companies:

Technology Sales Business

·	ePlus Technology, inc.

·	ePlus Systems, inc.;

·	ePlus Content Services, inc.; and

·	ePlus Document Systems, inc.

Financing Business

·	ePlus Group, inc.;

·	ePlus Government, inc.

·	ePlus Canada Company;

·	ePlus Capital, inc.;

·	ePlus Jamaica, inc.; and

·	ePlus Iceland, inc.

On March 31, 2003, the former entities ePlus Technology of PA, inc. and ePlus Technology of NC, inc. were merged into ePlus Technology, inc. This combination created one national entity through which our IT reseller and technical support conducts business.  ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and provide consulting services and proprietary software for enterprise supply management.  ePlus Capital, inc. owns 100 percent of ePlus Canada Company, which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to handle business servicing the Federal government marketplace, which includes financing transactions that are generated through government contractors. ePlus Document Systems, inc. was incorporated on October 15, 2003 and provides proprietary software for document management.

ePlus Jamaica, inc. was incorporated on April 8, 2005 and ePlus Iceland, inc. was incorporated on August 10, 2005.  Both companies are subsidiaries of ePlus Group, inc. and were created to transact business in their respective countries; however, neither entity has conducted any significant business, or has any employees or business locations outside the United States.

OUR BUSINESS

We have evolved our product set by expanding our technology credentials with our key vendors and developing proprietary software and consulting services.  Our primary focus is to deliver strategic business value through the use of technology and services. Our current offerings include:

·	direct marketing of information technology equipment and third-party software;
·	advanced professional services;
·	leasing and business process services; and
·
proprietary software, including order-entry and order-management software (OneSource®), procurement, asset management, document management and distribution software, and electronic catalog content management software and services.

We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 17 years and have been providing software for more than eight years. We currently derive the majority of our revenues from IT product sales, professional services, and leasing. We sell primarily by using our internal sales force and through vendor relationships to commercial customers; federal, state and local governments; K-12 schools; and higher education institutions. We also lease and finance equipment, and supply software and services directly and through relationships with vendors and equipment manufacturers.

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

•
Proprietary Software:  We offer proprietary software, for enterprise supply management, which can be used as stand-alone solutions or be a component of a bundled solution. These include eProcurement, asset management, document management, and product content management software.

•	Consulting Services: We provide business process consulting, solution definition and implementation, and customer software application design.

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

INDUSTRY BACKGROUND

In the current marketplace, we believe demand for IT equipment, services, and financing is being driven by the following industry trends:

•
We believe there is increased demand for energy efficient (“green”) data solutions and customers are directing their spending on solutions that reduce energy consumption, footprint, and costs.  These solutions include server consolidation and virtualization, advanced Internet communications, and replacing older technology with more energy efficient new technology.  We have continued to focus our advanced technology solutions and resources in these areas to meet expected customer demand.

•
We believe that customers are seeking to reduce the number of vendors they do business with for the purpose of improving internal efficiencies, enhancing accountability and improving supplier management practices, and reducing costs.  We have continued to enhance our relationships with premier manufacturers and gained the engineering certifications required to provide the most desired technologies for our customers.  In addition, we have continued to enhance our automated business processes, including eProcurement and electronic business solutions, such as OneSource®, to make transacting business with us more efficient and cost effective for our customers.

•
We believe that customers prefer bundled offerings to include IT products/services and leasing, due to decreased liquidity in the global financial markets, as customers seek to preserve cash balances and working capital availability under bank lines.

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

For a discussion of risks associated with the actions of our competitors, see Item 1A, “Risk Factors” included elsewhere in this report.

STRATEGY

Our goal is to become a leading provider of bundled solution offerings in the IT supply chain. The key elements of our strategy include the following:

•	selling additional products and services to our existing client base;
•	expanding our client base;
•	making strategic acquisitions;
•	expanding our professional services offerings;
•	strengthening vendor relationships; and
•	enhancing the effectiveness of our Internet offerings, especially OneSource®.

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

In 2008, we started a telesales group consisting of 10 experienced telesales sales professionals and two engineers.  This group is focused on marketing to existing and new customers primarily within the geographic reach of our existing service areas.

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

Strengthening Vendor Relationships

We believe it is important to maintain relationships with key manufacturers such as HP, IBM, Cisco, and NetApp on both a national level, for strategic purposes, and at the local level, for tactical objectives. Strategically, national relationships with key manufacturers give us increased visibility and legitimacy, and authenticate our services. In addition, by maintaining a number of high level engineering certifications, we are promoted as a high level solutions provider by certain manufacturers. On the tactical level, by having more than 31 locations, we are able to maintain direct relationships with key sales and marketing personnel, who provide referral sales opportunities that are unavailable to Internet-only and catalog-based direct marketers.

Enhancing the Effectiveness of our Internet-based solutions, especially OneSource®

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

RESEARCH AND DEVELOPMENT

Our software has been acquired from third-party vendors or has been developed by us. In earlier stages of our development, we relied heavily on licensed software and outsourced development, but with the acquisition of the software products and the hiring of the employees obtained from acquisitions over the past several years, much of our current software development is handled by us.  We expense software development costs as they are incurred until technological feasibility has been established.  At such time such costs are capitalized until the product is made available for release to customers.  For the year ended March 31, 2008, there were no such costs capitalized and $189 thousand was amortized.  For the year ended March 31, 2007, $59 thousand was capitalized and $266 thousand was amortized for software to be made available to customers.  We have also outsourced certain programming tasks to an offshore software-development company.  We market both software that we own and software for which we have obtained perpetual license rights and source code from a third party. Subject to certain exceptions, we generally retain the source code and intellectual property rights of the customized software.

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

SALES AND MARKETING

We focus our marketing efforts on lead generation activities and converting our existing customer base to our bundled solution set. The target market for our customer base is primarily middle and large market companies with annual revenues between $25 million and $2.5 billion. We believe there are over 70,000 potential customers in our target market. We undertake many of our direct marketing campaigns and target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

Our sales representatives are compensated primarily on a commission basis. To date, the majority of our customers have been generated from direct sales. We market to different areas within a customer’s organization depending on the products or services we are selling.  In 2008, we started a telesales group consisting of 10 experienced telesales sales professionals and two engineers.  This group is focused on marketing to existing and new customers primarily within the geographic reach of our existing service areas.

As of March 31, 2008, our sales force was organized regionally in 34 office locations throughout the United States. See Item 2, “Properties” of this Form 10-K for additional office location information. As of March 31, 2008, our sales organization included 256 sales, marketing and sales support personnel.

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

For example, we have three electronic sourcing system patents, two catalog management patents, and three image transmission management patents in the United States, among others. We have a counterpart of the electronic sourcing system patents in nine European forums, and of the image transmission management patents in four additional different forums. In 2005, the three U.S. patents for electronic sourcing systems were determined to be valid and enforceable by a jury at trial.  However, in 2006, a trial to enforce the same patents ended in a mistrial. We cannot provide any assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation. We also have the following registered service/trademarks: ePlus, ePlusSuite, Procure+, Manage+, Service+, Finance+, ePlus Leasing, International Computer Networks, Docpak, Simply Faster, Viewmark, Digital Paper, Intranetdocs, OneSource, Content+, eECM, ICN, and ePlus Enterprise Cost Management. We also have over twenty registered copyrights and additional common-law trademarks and copyrights.

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

IT Sales and Professional Services. We are an authorized reseller of, or have the right to resell products and services from, over 400 manufacturers. Our larger manufacturer relationships include HP, IBM, Cisco, and Microsoft Corporation. Tech Data and Ingram Micro, Inc. are our largest distributors. We have multiple vendor engineering certifications that authorize us to market their products and enable us to provide advanced professional services. Our flexible platform and customizable catalogs facilitate the addition of new vendors with a minimal incremental effort. Using the distribution systems available, we usually sell products that are shipped from the distributors or suppliers directly to our customer's location, which allows us to keep our inventory of any product to a minimum. The products we sell typically have payment account terms ranging from payment in advance, by credit card, due upon delivery, or up to a maximum 90 days to pay, depending on the customer’s credit and payment structuring.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal government contractors. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. We primarily lease computers, associated accessories and software, communication-related equipment, medical equipment, industrial-related machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment. In anticipation of the expiration of the term of a lease, we initiate the remarketing process for the related equipment. Our goal is to maximize revenues on the remarketing effort by either (1) releasing or selling the equipment to the initial lessee, (2) renting the equipment to the initial lessee on a month-to-month basis, or (3) selling or leasing the equipment to an equipment broker or a different customer. The remarketing process is intended to enable us to recover or exceed the original estimated residual value of the leased equipment. Any amounts received over the estimated residual value less any commission expenses become profit margin to us and can significantly impact the degree of profitability of a lease transaction.

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

Default and Loss Experience.  During the fiscal year ended March 31, 2008, we reduced reserves for credit losses by $0.2 million, and incurred actual credit losses of $0.5 million.  During the fiscal year ended March 31, 2007, we reduced reserves for credit losses by $0.6 million, and incurred actual credit losses of $0.7 million.

EMPLOYEES

As of March 31, 2008, we employed 640 full-time and 18 part-time employees.   These 658 employees operated through 34 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

Number of Employees
Sales and Marketing	256
Technical Support	132
Administration	187
Software and Implementations	75
Executive	8

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

EXECUTIVE OFFICERS

The following table sets forth the name, age and position, as of March 31, 2008, of each person who was an executive officer of ePlus on March 31, 2008.  There are no family relationships between any director or executive officer and any other director or executive officer of ePlus.

NAME	AGE	POSITION

Phillip G. Norton	63	Director, Chairman of the Board, President and Chief Executive Officer

Bruce M. Bowen	56	Director and Executive Vice President

Steven J. Mencarini	52	Senior Vice President and Chief Financial Officer

Kleyton L. Parkhurst	44	Senior Vice President and Treasurer

The business experience during the past five years of each executive officer of ePlus is described below.

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

Kleyton L. Parkhurst joined us in May 1991 as Director of Finance.  Mr. Parkhurst has served as Secretary or Assistant Secretary and Treasurer since September 1996.   Mr. Parkhurst is currently also a Senior Vice President, and is responsible for all of our mergers and acquisitions, investor relations, and marketing.  Mr. Parkhurst is a 1985 graduate of Middlebury College.

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

We have cooperated and intend to continue to cooperate with the SEC.  The inquiry of the staff of the SEC may look at the accuracy of the stated dates of our historical option grants, our disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, and whether our historical financial statements are materially accurate and other issues. Counsel for the Audit Committee also received an inquiry from the Office of the United States Attorney for the Eastern District of Virginia in October 2006.  We are currently being audited by the Internal Revenue Service (“IRS”).  In connection with this audit, the IRS has requested information concerning stock options.  Regardless of the outcome of these inquiries and the derivative action, we may continue to incur substantial costs, which could have a material adverse effect on our financial condition and results of operations. In addition, it is possible that other governmental or regulatory agencies may undertake inquiries with respect to our historical option grants.  Such inquiries could lead to formal proceedings against us, as well as our officers and/or directors.  We cannot provide assurance that the SEC or the IRS will (i) agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts, or (ii) not find inappropriate activity in connection with our historical stock option practices. If the SEC or the IRS disagree with our financial or tax adjustments and such disagreement results in material changes to our historical financial statements, we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Because We Did Not File Our Periodic Reports With the SEC on a Timely Basis, Our Common Stock Was Delisted From The Nasdaq Global Market.

Due to the findings of the Audit Committee Investigation and the resulting restatement, we did not file any of our periodic reports with the SEC on a timely basis beginning with our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.  Consequently, our common stock was delisted from the Nasdaq Global Market on July 20, 2007.  As a result, the price of our stock and the ability of our stockholders to trade in our stock may be adversely affected.  Although we are now current with SEC reporting requirements,  we cannot determine how long it will take for us to regain compliance with the Nasdaq listing requirements and reapply for listing of our common stock.

We Have Identified Material Weaknesses and Concluded that Our Internal Control Over Financial Reporting was not Effective as of March 31, 2008.

We have identified material weaknesses related to the cut-off of accrued liabilities and the presentation of the sale of several groups of operating leases in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007.  As a result, we have concluded that our internal control over financial reporting as of March 31, 2008 was not effective.  Remediation of these material weaknesses may be costly and time consuming.  The inability to maintain effective internal control over financial reporting could adversely affect our financial results, the market price of our common stock or our operations.

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

We Rely on Inventory and Accounts Receivable Financing Arrangements.

The loss of the technology sales business segment’s credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and the operational function for our accounts payable process.

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

We May Experience A Reduction In The Incentive Programs Offered To Us By Our Vendors.

We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. While the vendor consideration we received results in a reduction of our cost of sales, product and services or selling and administrative expenses, the level of such consideration we receive from some manufacturers may decline in the future. Such a decline could decrease our gross margin and have a material adverse effect on our earnings and cash flows.

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

If Purchased Goodwill Or Amortizable Intangible Assets Become Impaired, We May Be Required To Record A Significant Charge To Earnings.

In accordance with U.S. generally accepted accounting principles, we perform an annual review in the second quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Events or circumstances that could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations. We may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative effect on our results of operations.

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

The Limited Operating History of Our e-Commerce Related Products and Services Makes It Difficult to Evaluate Our Business and Our Prospects.

Our comprehensive set of solutions, introduced in May 2001, has had a limited operating history. As a result, we expect to encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by early-stage companies using new and unproved business models in rapidly evolving markets. Some of these challenges relate to our ability to:

•	increase the total number of users of our services;
•	adapt to meet changes in our markets and competitive developments; and
•	continue to update our technology to enhance the features and functionality of our suite of products.

Our business strategy may not be successful or successfully address these and other challenges, risks and uncertainties.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of March 31, 2008, we operated from 34 office locations, 13 of which are home offices. Our total leased square footage as of March 31, 2008, was approximately 165 thousand square feet for which we incurred rent expense of approximately $220 thousand per month. Some of our companies operate in shared office space to improve sales, marketing and cost efficiency.  Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of current employees as of March 31, 2008, the square footage and the general office functions.

Location	Company	Employees	Square Footage	Function

Herndon, VA	ePlus Group, inc. ePlus Technology, inc. ePlus Government, inc. ePlus Document Systems, inc.	271	55,880	Corporate and subsidiary headquarters, sales office, technical support and warehouse
Pittsford, NY	ePlus Systems, inc.	28	9,155	Sales office and technical development
Pottstown, PA	ePlus Technology, inc.	48	14,303	Sales office, technical support and warehouse
Sunnyvale, CA	ePlus Technology, inc.	42	11,200	Sales office, technical support and warehouse
Hauppauge, NY	ePlus Technology, inc.	27	8,370	Sales office, technical support and warehouse
Hamilton, NJ	ePlus Technology, inc.	21	8,000	Sales office and technical support
Canton, MA	ePlus Technology, inc.	29	6,228	Sales office and technical support
New York, NY	ePlus Technology, inc.	19	5,121	Sales office and technical support
Wilmington, NC	ePlus Technology, inc.	17	4,000	Sales office and technical support
Elkridge, MD	ePlus Technology, inc.	12	5,092	Sales office and technical support
Raleigh, NC	ePlus Group, inc. ePlus Technology, inc.	18	8,428	Sales office-shared, technical support and warehouse
Houston, TX	ePlus Content Services, inc.	24	9,813	Subsidiary headquarters, sales office and technical support
Avon, CT	ePlus Systems, inc.	11	2,345	Subsidiary headquarters, sales office and technical development
Irving, TX	ePlus Technology, inc.	9	4,718	Sales office and technical support
Austin, TX	ePlus Technology, inc.	12	3,190	Sales office and technical support
Other Office Locations		28	9,121	Sales offices and technical support
Home Offices/Customer Sites		42

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

Two lenders who financed the Cyberco transactions filed claims against our subsidiary, ePlus Group, inc., seeking to recover their losses.  Those lawsuits have been resolved.  In the one remaining Cyberco-related matter in which we are a defendant, one of the lenders, Banc of America Leasing and Capital, LLC (“BoA”), filed a lawsuit against ePlus inc. in the Circuit Court for Fairfax County, Virginia, on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco transaction. ePlus Group has already paid to BoA $4.3 million awarded to BoA in  the lawsuit between those parties. The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group, expenses BoA incurred in Cyberco’s bankruptcy proceedings, attorneys’ fees incurred by BoA in defending a pending suit, described below, by ePlus Group against BoA in California, and all attorneys’ fees and costs BoA has incurred arising in any way from the Cyberco matter. The trial in this suit has been stayed pending the outcome of ePlus Group’s suit against BoA in California. We are vigorously defending the suit against us by BoA. We cannot predict the outcome of this suit.

We are also pursuing avenues to recover our losses relating to Cyberco.We sought insurance coverage from our insurance carrier, Travelers Property Casualty Company of America (“Travelers”). We filed a Complaint seeking a declaratory judgment that our liability to the two lenders referenced above is covered by our insurance policy. The court found that we did not have insurance coverage for those matters, and granted summary judgment for Travelers. In March 2008, the United States Court of Appeals for the Second Circuit affirmed the lower court’s finding of no coverage. Two other matters are still pending.  First, we filed two claims in state court in California against BoA seeking relief on matters not adjudicated between the parties in Virginia. On or about May 2, 2008, one of those claims was dismissed, and a motion to dismiss the other claim is pending.  Second, in June 2007, ePlus Group, inc. and two other Cyberco victims filed suit in the United States District Court for the Western District of Michigan against The Huntington National Bank. The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion. While we believe that we have a basis for these claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Other Matters

On January 18, 2007 a shareholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia. The amended complaint names ePlus inc. as nominal defendant and personally names eight individual defendants who are directors and/or executive officers of ePlus inc. The amended complaint alleges violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets and unjust enrichment. The amended complaint seeks monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees. We have filed a motion to dismiss the amended complaint. We cannot predict the outcome of this suit.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At the time of filing this Annual Report on Form 10-K, our common stock is traded over the counter on the Pink Sheets under the symbol “PLUS.PK”.  During the fiscal year ended March 31, 2007, our common stock traded on The Nasdaq Global Market (“NASDAQ”) under the symbol “PLUS.”  During the second quarter of fiscal year March 31, 2008, we were delisted from NASDAQ due to a delay in the filings of our fiscal year 2006 and 2007 Form 10-K.  With the filing of our Form 10-Q for the quarter ended December 31, 2007 on May 5, 2008, all of our required quarterly and annual reports have been filed with the SEC.   The following table sets forth the range of high and low sale prices for our common stock during each quarter of the two fiscal years ended March 31, 2008.

Quarter Ended	High	Low

Fiscal Year 2007
June 30, 2006	$14.89	$11.14
September 30, 2006	$11.34	$8.92
December 31, 2006	$11.54	$9.83
March 31, 2007	$11.24	$10.34

Fiscal Year 2008
June 30, 2007	$10.90	$9.32
September 30, 2007	$9.90	$6.75
December 31, 2007	$10.55	$8.78
March 31, 2008	$10.19	$8.75

On May 30, 2008, the closing price of our common stock was $11.90 per share.  On May 30, 2008, there were 156 shareholders of record of our common stock. We believe there are over 400 beneficial holders of our common stock.

As described in Note 15, “The Nasdaq Stock Market Proceedings” to our Consolidated Financial Statements included elsewhere in this report, effective at the opening of business on Friday, July 20, 2007, our common stock was delisted from The Nasdaq Global Market due to non-compliance with financial statement reporting requirements.

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

PURCHASES OF OUR COMMON STOCK

We did not purchase any ePlus inc. common stock during the year ended March 31, 2008.

The timing and expiration date of the stock repurchase authorizations are included in Note 10, “Stock Repurchase” to our Consolidated Financial Statements included elsewhere in this report.

ITEM 6.  SELECTED FINANCIAL DATA

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

EXECUTIVE OVERVIEW

Business Description

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

Financial Highlights

During the year ended March 31, 2008, sales increased 7.3% to $849.3 million and net income decreased 5.9% to $16.4 million as compared to the prior fiscal year.  Gross margin for product and services increased 0.6% to 11.8%.  Cash increased $18.7 million to $58.4 million while recourse and non-recourse notes payable decreased $59.3 million to $93.8 million.  Sales for the full year ended March 31, 2008 increased as compared to the prior fiscal year.  We observed that demand for our product and services was not as strong in the second half of the year due to an overall slow down in the economy.

Business Unit Overview

Technology Sales Business Unit

The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources.

Our technology sales business unit derives revenue from the sales of new equipment and service engagements. These revenues are reflected in our Consolidated Statements of Operations under sales of product and services and fee and other income. Many customers purchase information technology equipment from us using Master Purchase Agreements (“MPAs”) in which the terms and conditions of our relationship are stipulated. Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day terminations for convenience clauses. In addition, many of our customers place orders using purchase orders without an MPA in place. A substantial portion of our sales of product and services are from sales of Hewlett Packard and CISCO products, which represent approximately 22% and 38% of sales, respectively, for the year ended March 31, 2008.

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

Manufacturer	Manufacturer Authorization Level

Hewlett Packard	HP Platinum Major (National)
Cisco Systems	Cisco Gold DVAR (National)
Microsoft	Microsoft Gold (National)
Sun Microsystems	Sun SPA Executive Partner (National)
Sun National Strategic DataCenter Authorized
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
NetApp	NetApp STAR Partner
Citrix Systems, Inc.	Citrix Gold (National)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 were scheduled to be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, "Effective Dates of FASB Statement No. 157," which defers the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, SFAS No. 157 will have on our financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141.  SFAS No. 141R applies to all transactions in which an entity obtains control of one or more businesses, including those without the transfer of consideration.  SFAS No. 141R defines the acquirer as the entity that obtains control on the acquisition date.  It also requires the measurement at fair value the acquired assets, assumed liabilities and noncontrolling interest.  In addition, SFAS No. 141R requires the acquisition and restructuring related cost be recognized separately from the business combinations. SFAS No. 141R requires that goodwill be recognized as of the acquisition date, measured as residual, which in most cases will result in the excess of consideration plus acquisition-date fair value of noncontrolling interest over the fair values of identifiable net assets.  Under SFAS No. 141R, “negative goodwill” in which consideration given is less than the acquisition-date fair value of identifiable net assets, will be recognized as a gain to the acquirer.  SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  We are evaluating the impact of SFAS No. 141R, if any, to our financial position and statement of operations.  We will adopt SFAS No. 141R for future business combinations that occur on or after April 1, 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that alternative accounting policies would have been applied, resulting in a change in financial results. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, residuals, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to FIN 48. Estimates in the assumptions used in the valuation of our stock option expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock options. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates routinely require adjustment.

We consider the following accounting policies important in understanding the potential impact of our judgments and estimates on our operating results and financial condition. For additional accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies" to the Consolidated Financial Statements included elsewhere in this report.

REVENUE RECOGNITION.  The majority of our revenues are derived from three sources:  sales of products and services, leased revenues and sales of software.  Our revenue recognition policies vary based upon these revenue sources.  We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery due to our sales terms with our customers and with our vendors.  For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon historical delivery dates.

We also sell services that are performed in conjunction with product sales, and recognize revenue for these sales in accordance with Emerging Issues Task Force ("EITF") 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Accordingly, we recognize sales from delivered items only when the delivered item(s) has value to the client on a stand alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s), and delivery of the undelivered item(s) is probable and substantially under our control.  For most of the arrangements with multiple deliverables (hardware and services), we generally cannot establish reliable evidence of the fair value of the undelivered items.  Therefore, the majority of revenue from these services and hardware sold in conjunction with the services is recognized when the service is complete and we have received an acceptance certificate.  However, in some cases, we do not receive an acceptance certificate and we estimate the completion date based upon our records.

RESIDUAL VALUES.  Residual values represent our estimated value of the equipment at the end of the initial lease term. The residual values for direct financing and sales-type leases are included as part of the investment in direct financing and sales-type leases. The residual values for operating leases are included in the leased equipment's net book value and are reported in the investment in leases and leased equipment—net. Our estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions and the term of the lease.

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

VENDOR CONSIDERATION.  We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarter’s sales activities and are primarily formula-based.  These programs can be very complex to calculate and, in some cases, we estimate that we will obtain our targets based upon historical data.

Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to cost of sales, product and services in accordance with EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services. The company accrues vendor consideration as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual vendor consideration amounts may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued, and can, at times, result in significant earnings fluctuations on a quarterly basis.

RESERVES FOR CREDIT LOSSES.  The reserves for credit losses are maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include giving consideration to the customer's financial condition and the value of the underlying collateral and funding status (i.e., discounted on a non-recourse or recourse basis).

SALES RETURNS ALLOWANCE.  The allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services in accordance with SFAS No. 48,“Revenue Recognition when the Right of Return Exists”.  Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

INCOME TAX.  We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether, and the extent to which, additional taxes will be required.

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

RESULTS OF OPERATIONS

The Year Ended March 31, 2008 Compared to the Year Ended March 31, 2007

Revenues.  We generated total revenues during the year ended March 31, 2008 of $849.3 million compared to revenues of $791.6 million for the year ended March 31, 2007, an increase of 7.3%.  This increase is due to increases in sales of product and services and sales of leased equipment, partially offset by $17.5 million of patent settlement income recognized in fiscal year 2007, which did not occur in fiscal year 2008.

Sales of product and services increased 4.3% to $731.7 million during the year ended March 31, 2008 as compared to the prior fiscal year.  This increase is due to growth in our technology sales business unit, driven by a higher demand from our existing customer base and the addition of new customers.  Sales of product and services represented 86.1% of total revenue during the year ended March 31, 2008 as compared to 88.6% during the prior fiscal year.  The decrease in sales of product and services as a percentage of total revenue is a result from a proportionately higher increase in sales of leased equipment.

We realized a gross margin on sales of product and services of 11.8% and 11.2% for fiscal years ended March 31, 2008 and 2007, respectively.  Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by vendors.

Lease revenues increased 1.4% to $55.5 million for the year ended March 31, 2008 as compared to the prior fiscal year.  This increase is primarily driven by sales of leased assets to our lessees, partially offset by the decrease in revenue in our operating lease portfolio and direct financing sales portfolio.  From time to time, our lessees purchase leased assets from us before and at the end of the lease term.  During the year ended March 31, 2008, there was a 97.8% increase in the sale of leased assets to lessees compared to the prior year.  Our net investment in leased assets was $157.4 million as of March 31, 2008, a 27.5% decrease from $217.2 million as of March 31, 2007.  This decrease was primarily due to a reduction in our direct financing and operating lease portfolio resulting from the sale of lease schedules, terminations and the normal pay down by customers of leases in our operating lease portfolio.

We also recognized revenue from the sale of leased equipment to non-lessee third parties. During the years ended March 31, 2008 and March 31, 2007, we sold a portion of our lease portfolio and recognized a gross margin of 3.9% and 2.1%, respectively, on these sales. The revenue recognized on the sale of leased equipment totaled approximately $45.5 million and $4.5 million, and the cost of leased equipment totaled $43.7 million and $4.4 million, for the years ended March 31, 2008 and 2007, respectively.  The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

For the year ended March 31, 2008, fee and other income was $16.7 million, an increase of 21.7% over the $13.7 million during the year ended March 31, 2007.  This increase was driven by increases in agent fees from manufacturers and revenue from sales of our software in our technology sales business unit. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are in our normal course of business, but there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

There was no patent settlement income during the year ended March 31, 2008.  During the year ended March 31, 2007, patent settlement income was $17.5 million.  This settlement income was a result of a settlement of a lawsuit filed against SAP America, Inc. and SAP AG in March 2006, as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2007.

Costs and Expenses. During the year ended March 31, 2008, cost of sales, product and services increased 3.7% to $645.4 million as compared to $622.5 million during the same period ended March 31, 2007. This increase corresponds to the increase in sales of product and services in our technology sales business unit during the year ended March 31, 2008.  Cost of sales, leased equipment increased 902.3% to $43.7 million during the year ended March 31, 2008 as compared to the prior fiscal year.  This increase corresponds to the increase in sales of leased equipment to non-lessee third parties in our financing business unit.

Direct lease costs increased 3.3% to $21.0 million during the year ended March 31, 2008 as compared to the same period in the prior fiscal year.  The largest component of direct lease cost is depreciation associated with operating leases.  Although our investment in operating leases decreased at March 31, 2008 as compared to the prior year, the addition of larger new equipment leases contributed to higher depreciation.

Professional and other fees decreased 20.3% to $12.9 million year ended March 31, 2008, as compared to the prior fiscal year. This decrease is due to higher expenses incurred in the year ended March 31, 2007 related to a lawsuit against SAP and an investigation of stock option grants commenced by our Audit Committee, as previously disclosed in our Form 10-K for the year ended March 31, 2007.  The decrease was partially offset by an increase in audit fees and legal fees during the year ended March 31, 2008.

Salaries and benefits expense increased 2.0% to $72.3 million during the year ended March 31, 2008 as compared to the same period in March 31, 2007.  We employed 658 people at March 31, 2008, as compared to 649 people at March 31, 2007.  The salaries and benefits expense increased primarily due to the recognition of share-based compensation expense of $1.6 million incurred relating to the cancellation of 450,000 options during the first quarter of fiscal 2008, as previously disclosed.  This amount is partially offset by a reversal of payroll taxes, interests and penalties of $243 thousand due to the expiration of statue of limitations.

General and administrative expenses decreased 6.7% to $16.0 million during the year ended March 31, 2008, as compared to the same period in the prior fiscal year. This decrease was driven by increased efficiency in spending controls coupled with costs related to lawsuit settlements that were incurred in the prior fiscal year.

Interest and financing costs decreased 19.8% to $8.1 million during the year ended March 31, 2008, as compared to the same period in the prior fiscal year.  This decrease is primarily due to lower interest costs and related expenses as a result of a decrease in recourse and non-recourse notes payable, as compared to same period in the prior fiscal year.  The decrease in non-recourse notes payable is due to a net reduction of 185 leases in our debt portfolio during the year ended March 31, 2008, combined with a normal reduction in principal and interest partially offset by new leases.  The decrease in recourse notes payable is due to the payment of our balance of our credit facility with National City Bank on December 31, 2007.

Provision for Income Taxes. Our provision for income taxes increased 6.7% to $13.6 million for the year ended March 31, 2008 as compared to $12.7 million during the prior year. This increase is primarily due to an increase in non-deductible share-based compensation expense related to the cancellation of 450,000 options during the three months ended June 30, 2007.  Our effective income tax rates for the year ended March 31, 2008 and March 31, 2007 were 45.4% and 42.3%, respectively.

Net Earnings. The foregoing resulted in net earnings of $16.4 million, a decrease of 5.9% for the year ended March 31, 2008, as compared to $17.4 million during the same period in the prior fiscal year.

Basic and fully diluted earnings per common share were $1.99 and $1.95 for the year ended March 31, 2008, respectively, as compared to $2.11 and $2.04 for the year ended March 31, 2007, respectively. Basic and diluted weighted average common shares outstanding for the year ended March 31, 2008 were 8,231,741 and 8,378,683, respectively. For the year ended March 31, 2007, the basic and diluted weighted average common shares outstanding were 8,224,929 and 8,534,608, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations and borrowings, both non-recourse and recourse.  We have used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of operating lease equipment and payments of principal and interest on indebtedness outstanding, acquisitions and to repurchase our common stock.

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with a credit facility with GECDF, which is described in more detail below.  There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  After a customer places a purchase order with us and we have completed our credit check, we will place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable – floor plan” in our Consolidated Balance Sheets.    Payments on the floor plan component are due on three specified dates each month which is generally 40-45 days from the invoice date.  At each due date, the payment is made by the accounts receivable component of our facility and reflected as “recourse notes payable” on our Consolidated Balance Sheets.

All customer payments in our technology sales business segment are paid into lockbox accounts.  Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our accounts receivable facility at GECDF on a daily basis.  To the extent the monies from the lockboxes are insufficient to cover the amount due under the accounts receivable facility, we make a cash payment to GECDF for the deficit.  To the extent the monies received from the lockbox account exceed the amounts due under the accounts receivable facility, GECDF wires the excess funds to us.  These deficiency and excess payments are reflected as “net repayments (borrowings) on recourse lines of credit” in our Consolidated Statements of Cash Flows.  We engage in this payment structure in order to minimize our interest expense in connection with financing the operations of our technology sales business segment.

We believe that funds generated from operations, together with available credit under our credit facilities, will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next twelve calendar months.  We expect to meet our cash requirements for the next twelve months through a combination of cash on hand, cash generated from operations and borrowings from our credit facilities.

Our ability to continue to fund our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.  While at this time we do not anticipate needing any additional sources of financing to fund operations, if demand for IT products declines, our cash flows from operations may be substantially affected.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended
	March 31,
	2008	2007
Net cash provided by (used in) operating activities	$11,824	$(32,046)
Net cash used in investing activities	(6,989)	(28,189)
Net cash provided by financing activities	13,652	79,197
Effect of exchange rate changes on cash	256	21
Net increase in cash and cash equivalents	$18,743	$18,983

Cash Flows from Operating Activities. Cash provided by operating activities increased in the year ended March 31, 2008, compared to the year ended March 31, 2007. Cash flows from operations for the year ended March 31, 2008 resulted primarily from net earnings: (i) before depreciation and amortization and the impact of stock-based compensation and (ii) after payments from lessees directly to lenders – operating leases and investment in leases and leased equipment—net .  The decrease in investment in leases and leased equipment—net and the gain on sale of operating leases is primarily due to the sale of lease schedules and net termination of operating leases.  The loss on disposal of operating lease equipment is a result of a combination of termination and sales of leases.  The increase in accounts receivable can be primarily attributed to an increase of sales in the technology sales business segment and an increase in reserves.

Cash Flows from Investing Activities.  Cash used in investing activities decreased in the year ended March 31, 2008, compared to the year ended March 31, 2007.  This decrease was primarily due to a decrease in our purchases of operating lease equipment of $10.2 million for the year ended March 31, 2008 compared with $26.9 million for the year ended March 31, 2007.  Cash used in investing activities also included capital expenditures and were partially offset by proceeds from the sale of operating lease equipment.

Cash Flows from Financing Activities.  Cash provided by financing activities decreased in the year ended March 31, 2008, compared to the year ended March 31, 2007. Cash flows from financing activities for the year ended March 31, 2008 resulted primarily from non-recourse borrowings of $35.0 million, partially offset by repayments of non-recourse borrowings and net repayments on recourse lines of credit.  Non-recourse borrowings decreased to $35.0 million in the year ended March 31, 2008 from $95.4 million in prior fiscal year primarily due to leases terminating and a subsequent reduction of non-recourse borrowings from the termination of leases.

Liquidity and Capital Resources

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease.  At March 31, 2008, our lease-related non-recourse debt portfolio decreased 36.7% to $93.8 million as compared to $148.1 million at March 31, 2007. This decrease is due to a net reduction of 185 leases in our debt portfolio during the year ended March 31, 2008, combined with a normal reduction in principal and interest partially offset by new leases.

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

Accrued expenses and other liabilities includes deferred expenses, income tax accrual and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $30.4 million and $26.0 million of accrued expenses and other liabilities as of March 31, 2008 and March 31, 2007, respectively, an increase of 17.0%.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  As of March 31, 2008, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million. As of June 20, 2007, the facility had an aggregate limit of the two components of $100 million. As of September 30, 2007, the facility with GECDF was amended to temporarily increase the total credit facility limit to $100 million during the period from June 19, 2007 through August 15, 2007. On August 2, 2007, the period was extended from August 15, 2007 to September 30, 2007 and then extended again on October 1, 2007 through October 31, 2007. Other than during the temporary increase periods described above, the total credit facility limit was $85 million. The accounts receivable component has a sub-limit of $30 million.  Effective October 29, 2007, the aggregate limit of the facility was increased to $125 million with an accounts receivable sub-limit of $30 million, and the temporary overline period was eliminated. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2008.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates. We have not delivered the annual audited financial statements for the year ended March 31, 2008 included herein; however, GECDF has extended the delivery date to provide the financial statements through August 15, 2008. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

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

The respective floor plan component credit limits and actual outstanding balances (in thousands) for the dates indicated were as follows:

Maximum Credit Limit at March 31, 2008	Balance as of March 31, 2008	Maximum Credit Limit at March 31, 2007	Balance as of March 31, 2007
$125,000	$55,634	$85,000	$55,470

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

The respective accounts receivable component credit limits and actual outstanding balances (in thousands) for the dates indicated were as follows:

Maximum Credit Limit at March 31, 2008	Balance as of March 31, 2008	Maximum Credit Limit at March 31, 2007	Balance as of March 31, 2007
$30,000	$-	$30,000	$-

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

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, and sell assets or merge with another company.  Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin. The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans.   As of March 31, 2008, we had no outstanding balance on the facility.

In general, we may use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties.  The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. We are in compliance with these covenants as of March 31, 2008.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro-forma financial projections, by certain dates. As required by Section 5.1 of the facility, we have delivered all financial statements.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we are not involved in any unconsolidated special purpose entity transactions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed interest rate instruments, we are reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments, which are denominated in U.S. Dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the National City Bank and GECDF facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City facility bear interest at a market-based variable rate, based on a rate selected by us and determined at the time of borrowing.  Borrowings under the GECDF facility bear interest at a market-based variable rate.  Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates.  As of March 31, 2008, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and Schedules listed in the accompanying “Index to Financial Statements and Schedules.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting as discussed below.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2008. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, we identified the following material weaknesses:

•
During the course of preparing our Condensed Consolidated Financial Statements for the quarter ended December 31, 2006, we identified a material weakness related to the cut off of accrued liabilities. We are continuing to remediate this material weakness related to the cut off of accrued liabilities as described below.

•
During the course of preparing our Form 10-K for the period ended March 31, 2008, we identified a material weakness related to the presentation of the sale of several groups of operating leases in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2007.  We have begun remediation of this material weakness as described below.

In light of these material weaknesses management concluded that our internal control over financial reporting was not effective as of March 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(c) Remediation and Changes in Internal Controls

During the course of preparing our Condensed Consolidated Financial Statements for the quarter ended December 31, 2006, we identified a material weakness related to the service revenue recognition.  As of March 31, 2008, we have remediated this material weakness by performing additional procedures surrounding proper cut-off and revenue recognition which includes improving existing software applications to track service engagements, standardizing sales contract terms, hiring additional staff, and training.

In connection with the preparation of our Consolidated Financial Statements for the year ended March 31, 2008, we performed additional procedures related to the cut-off of accrued liabilities noted above. In addition, we have developed enhancements to our controls surrounding these cut-off issues including, but not limited to, electronically tracking liabilities incurred from third parties related to service engagements, and enhanced monitoring of our accounts payable obligations.  We are continuing to remediate this material weakness.  The actions that we plan to take are subject to continued management review supported by confirmation and testing as well as Audit Committee oversight.

In connection with the material weakness disclosed in our Form 10-Q/A for the period ended December 31, 2007 and filed on June 30, 2008, we identified an error in our Condensed Consolidated Statement of Cash Flows for nine months ended December 31, 2007.  Our internal controls over financial reporting related to the process for the preparation and review of the condensed consolidated statement of cash flows did not identify the error in time to preclude a misstatement of the statement of cash flows.  As a result of this discovery, we have corrected the error in the classification of the sale of operating leases on the statement of cash flows in that Form 10-Q/A.  Management has discussed the error described above with the Audit Committee of the Board of Directors and our independent registered public accountants.  Management has reviewed its process for the preparation of the Statement of Cash Flows with staff members, will provide focused training on cash flow statements, and will develop further procedures to review the presentation of significant and infrequent transactions.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the quarter ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See introductory paragraph of this Part III.

The information under the heading “Executive Officers” in Item 1 of this report is incorporated in this section by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See introductory paragraph of this Part III.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

See introductory paragraph of this Part III.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(a)(3) Exhibit List

Exhibits 10.2 through 10.7 and Exhibits 10.49 through 10.60 are management contracts or compensatory plans or arrangements.

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

3.2	Amended and Restated Bylaws of ePlus (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 1, 2008).

4	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

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

10.21
Eleventh Amendment to the Credit Agreement dated February 29, 2008 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 6, 2008).

10.22
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

10.33
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

10.35
Amendment to Business Financing Agreement and Agreement for Wholesale Financing dated June 29, 2006 between GE Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2006).

10.36
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

10.39
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated October 29, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2007).

10.40
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

10.48
Deed of Lease by and between ePlus inc. and Norton Building I, LLC dated as of December 23, 2004 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2004).

10.49	ePlus inc. Supplemental Benefit Plan for Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).

10.50	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.51	ePlus inc. Supplemental Benefit Plan for Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 2, 2005).

10.52	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).

10.53
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

10.59
Form of Non-Qualified Stock Option Agreement under the ePlus inc. Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on February 10, 2005).

10.60	ePlus inc. Fiscal Year 2008 Executive Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 6, 2008).

21	Subsidiaries of ePlus

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer of ePlus inc.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer of ePlus inc.

32	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc.

(b) See item 15(a)(3) above.

(c) See Item 15(a)(1) and 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePLUS INC.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
Date: July 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: July 2, 2008

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director and Executive
Vice President
Date: July 2, 2008

/s/ STEVEN J. MENCARINI
By: Steven J. Mencarini, Senior Vice President,
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: July 2, 2008

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: July 2, 2008

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: July 2, 2008

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: July 2, 2008

/s/ MILTON E. COOPER, JR.
By: Milton E. Cooper, Jr., Director
Date: July 2, 2008

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: July 2, 2008

/s/ IRVING R. BEIMLER
By: Irving R. Beimler, Director
Date: July 2, 2008

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two fiscal years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and  9 to the consolidated financial statements, in fiscal year 2008, the Company changed its method of accounting for uncertain tax positions to conform to Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes".

/s/ Deloitte & Touche LLP

McLean, Virginia
July 2, 2008

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2008	March 31, 2007
ASSETS	(in thousands)

Cash and cash equivalents	$58,423	$39,680
Accounts receivable—net	109,706	110,662
Notes receivable	726	237
Inventories	9,192	6,851
Investment in leases and leased equipment—net	157,382	217,170
Property and equipment—net	4,680	5,529
Other assets	13,514	11,876
Goodwill	26,125	26,125
TOTAL ASSETS	$379,748	$418,130

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$6,744	$6,547
Accounts payable—trade	22,016	21,779
Accounts payable—floor plan	55,634	55,470
Salaries and commissions payable	4,789	4,331
Accrued expenses and other liabilities	30,372	25,960
Income taxes payable	-	-
Recourse notes payable	-	5,000
Non-recourse notes payable	93,814	148,136
Deferred tax liability	2,677	4,708
Total Liabilities	216,046	271,931

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;11,210,731 issued and 8,231,741 outstanding at March 31, 2008 and 11,210,731 issued and 8,231,741 outstanding at March 31, 2007	112	112
Additional paid-in capital	77,287	75,909
Treasury stock, at cost, 2,978,990 and 2,978,990 shares, respectively	(32,884)	(32,884)
Retained earnings	118,623	102,754
Accumulated other comprehensive income—foreign currency translation adjustment	564	308
Total Stockholders' Equity	163,702	146,199
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$379,748	$418,130

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2008	2007

	(amounts in thousands, except per share data)

Sales of product and services	$731,654	$701,237
Sales of leased equipment	45,493	4,455
	777,147	705,692

Lease revenues	55,459	54,699
Fee and other income	16,699	13,720
Patent settlement income	-	17,500
	72,158	85,919

TOTAL REVENUES	849,305	791,611

COSTS AND EXPENSES

Cost of sales, product and services	645,393	622,501
Cost of leased equipment	43,702	4,360
	689,095	626,861

Direct lease costs	20,955	20,291
Professional and other fees	12,889	16,175
Salaries and benefits	72,285	70,888
General and administrative expenses	16,016	17,165
Interest and financing costs	8,123	10,125
	130,268	134,644

TOTAL COSTS AND EXPENSES (1)	819,363	761,505

EARNINGS BEFORE PROVISION FOR INCOME TAXES	29,942	30,106

PROVISION FOR INCOME TAXES	13,582	12,729

NET EARNINGS	$16,360	$17,377

NET EARNINGS PER COMMON SHARE—BASIC	$1.99	$2.11
NET EARNINGS PER COMMON SHARE—DILUTED	$1.95	$2.04

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,231,741	8,224,929
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,378,683	8,534,608

(1)	Includes amounts to related parties of $1,052 thousand and $964 thousand for the years ended March 31, 2008 and March 31, 2007, respectively.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$16,360	$17,377

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	21,851	21,837
Reserves for credit losses and sales returns	(99)	(400)
Provision for inventory losses	(81)	84
Excess tax benefit from exercise of stock options	-	(95)
Tax benefit of stock options exercised	-	305
Impact of stock-based compensation	1,349	934
Deferred taxes	(2,245)	4,543
Payments from lessees directly to lenders—operating leases	(14,366)	(12,422)
Loss on disposal of property and equipment	4	177
Gain on sale of operating leases	(403)	-
Loss (gain) on disposal of operating lease equipment	103	(1,023)
Excess increase in cash value of officers life insurance	(13)	-
Changes in:
Accounts receivable—net	(104)	(9,924)
Notes receivable	(489)	93
Inventories	(1,477)	(3,059)
Investment in direct financing and sales-type leases—net	(13,613)	(42,258)
Other assets	(690)	(1,538)
Accounts payable—equipment	742	(2,075)
Accounts payable—trade	374	2,680
Salaries and commissions payable, accrued expenses and other liabilities	4,621	(7,282)
Net cash provided by (used in) operating activities	11,824	(32,046)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	4,262	1,925
Proceeds from sale of operating leases	892	-
Purchases of operating lease equipment	(10,161)	(26,911)
Proceeds from sale of property and equipment	-	2
Purchases of property and equipment	(1,665)	(2,904)
Premiums paid on officers' life insurance	(317)	(301)
Net cash used in investing activities	(6,989)	(28,189)

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2008	2007
	(in thousands)

Cash Flows From Financing Activities:
Borrowings:
Non-recourse	34,970	95,356
Repayments:
Non-recourse	(16,482)	(23,021)
Purchase of treasury stock	-	(2,900)
Proceeds from issuance of capital stock, net of expenses	-	1,886
Excess tax benefit from exercise of stock options	-	95
Net borrowings on floor plan facility	164	8,781
Net repayments on recourse lines of credit	(5,000)	(1,000)
Net cash provided by (used in) financing activities	13,652	79,197

Effect of Exchange Rate Changes on Cash	256	21

Net Increase in Cash and Cash Equivalents	18,743	18,983

Cash and Cash Equivalents, Beginning of Period	39,680	20,697

Cash and Cash Equivalents, End of Period	$58,423	$39,680

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,204	$2,528
Cash paid for income taxes	$14,605	$8,140

Schedule of Non-cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$47	$184
Purchase of operating lease equipment included in accounts payable	$368	$497
Principal payments from lessees directly to lenders	$61,410	$52,172
Repayment of non-recourse debt to lenders from sales of operating leases	$11,400	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional		Deferred		Other
	Common Stock		Paid-In	Treasury	Compensation	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Expenses	Earnings	Income	Total

Balance, March 31, 2006	8,267,223	$110	$72,811	$(29,984)	$(25)	$85,377	$287	$128,576

Issuance of shares for option exercises	173,518	2	1,859	-	-	-	-	1,861
Tax benefit of exercised stock options	-	-	305	-	-	-	-	305
Effect of share-based compensation	-	-	934	-	25	-	-	959
Purchase of treasury stock	(209,000)	-	-	(2,900)	-	-	-	(2,900)
Comprehensive income, net of tax:
Net earnings	-	-	-	-	-	17,377	-	17,377
Foreign currency translation adjustment	-	-	-	-	-	-	21	21
Total comprehensive income								17,398

Balance, March 31, 2007	8,231,741	112	75,909	(32,884)	-	102,754	308	146,199

Effect of share-based compensation	-	-	1,378	-	-	-	-	1,378
Comprehensive income, net of tax:	-	-	-	-	-	-	-	-
Net earnings	-	-	-	-	-	16,360	-	16,360
Adjustment to retained earnings as a result of FIN 48 adoption	-	-	-	-	-	(491)	-	(491)
Foreign currency translation adjustment	-	-	-	-	-	-	256	256
Total comprehensive income								16,125

Balance, March 31, 2008	8,231,741	$112	$77,287	$(32,884)	$-	$118,623	$564	$163,702

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended March 31, 2008 and 2007

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

REVENUE RECOGNITION — The majority of our revenues are derived from three sources:  sales of products and services, leased revenues and sales of software.  Our revenue recognition policies vary based upon these revenue sources.

Revenue from Technology Sales Transactions

We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery.

We also sell services that are performed in conjunction with product sales, and recognize revenue for these sales in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Accordingly, we recognize sales from delivered items only when the delivered item(s) has value to the client on a stand alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s), and delivery of the undelivered item(s) is probable and substantially under our control.  For most of the arrangements with multiple deliverables (hardware and services), we generally cannot establish reliable evidence of the fair value of the undelivered items.  Therefore, the majority of revenue from these services, and hardware sold in conjunction with those services, is recognized when the service is complete and we have received an acceptance certificate.  However, in some cases, we do not receive an acceptance certificate and we determine the completion date based upon our records.

We also sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.” We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services on the accompanying Consolidated Statements of Operations. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no cost of sales.

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as sales of product and services and the related freight costs as a cost of sales, product and services.

Revenue from Leasing Transactions

Our leasing revenues are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”  The accounting for revenue is different depending on the type of lease.  Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.  If a lease meets one or more of the following four criteria, the lease is classified as either a sales-type or direct financing lease, otherwise, it will be classified as an operating lease:

•	the lease transfers ownership of the property to the lessee by the end of the lease term;
•	the lease contains a bargain purchase option;
•	the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or
•	the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90 percent of the excess of the fair value of the leased property at the inception of the lease.

For direct financing and sales-type leases, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income.  For direct finance leases, the difference between the gross investment and the cost of the leased equipment is recorded as unearned income at the inception of the lease.  Under sales-type leases, the difference between the fair value and cost of the leased property plus initial direct costs (net margins) is recorded as unearned revenue at the inception of the lease.  Revenue for both sales-type and direct-financing leases are recognized as the unearned income is amortized over the life of the lease using the interest method.  For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue.

Sales of leased equipment represent revenue from the sales of equipment subject to a lease (lease schedule) in which we are the lessor. If the rental stream on such lease has non-recourse debt associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of debt assumed by the purchaser. If there is no non-recourse debt associated with the rental stream, sales revenue is recorded at the amount of gross consideration received, and costs of sales is recorded at the book value of the lease. Sales of leased equipment represents revenue generated through the sale of equipment sold primarily through our financing business unit.

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases and sales of leased assets to lessees. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases we make on a non-recourse basis meet the criteria for surrender of control set forth by SFAS No. 140 and have therefore been treated as sales for financial statement purposes. We assign all rights, title, and interests in a number of our leases to third-party financial institutions without recourse. These assignments are recorded as sales since we have completed our obligations as of the assignment date, and we retain no ownership interest in the equipment under lease.

Revenue from Software Sales Transactions

We derive revenue from licensing our proprietary software for a fixed term or for perpetuity in an enterprise license.  In addition, we receive revenues from hosting our proprietary software for our clients.

Revenue from hosting arrangements is recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” Our hosting arrangements do not contain a contractual right to take possession of the software. Therefore, our hosting arrangements are not in the scope of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” and require that the portion of the fee allocated to the hosting elements be recognized as the service is provided. Currently, the majority of our software revenue is generated through hosting agreements and is included in fee and other income on our Consolidated Statements of Operations.

Revenue from sales of our software is recognized in accordance with SOP 97-2, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions.” We recognize revenue when all the following criteria exist:

•	there is persuasive evidence that an arrangement exists;
•	delivery has occurred;
•	no significant obligations by us related to services essential to the functionality of the software remain with regard to implementation;
•	the sales price is determinable; and
•	it is probable that collection will occur.

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

If a service arrangement is essential to the functionality of the licensed software and therefore, does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting.  Under the percentage-of-completion method, we may estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

For agreements that include one or more elements to be delivered at a future date, we generally use the residual method to recognize revenues from when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (e.g., maintenance, consulting and training services) based on vendor-specific objective evidence (“VSOE”) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenue based upon our recent pricing for those services when sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term and customer location. We review services revenue sold separately and maintenance renewal rates on a periodic basis and update our VSOE of fair value for such services to ensure that it reflects our recent pricing experience, when appropriate.

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

Revenue from Other Transactions

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

VENDOR CONSIDERATION — We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of sales, product and services in accordance with EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services.

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

Sales are reported net of returns and allowances ─ Allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services in accordance with SFAS No. 48,“Revenue Recognition when the Right of Return Exists”. Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns, current economic conditions, volume and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software capitalized for internal use was $825 thousand and $249 thousand during years ended March 31, 2008 and March 31, 2007, respectively, which is included in the accompanying Consolidated Balance Sheets as a component of property and equipment—net. We had capitalized costs, net of amortization, of approximately $1.2 million at March 31, 2008 and $651 thousand at March 31, 2007.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2008, there was no such costs capitalized, while for the year ended March 31, 2007, $59 thousand were capitalized for software to be made available to customers.  We had $572 thousand and $761 thousand of capitalized costs, net of amortization, at March 31, 2008 and March 31, 2007, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities, approximates fair value due to their short maturities. The carrying amount of our non-recourse and recourse notes payable approximates its fair value. We determined the fair value of notes payable by applying the average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments. The estimated fair value of our recourse and non-recourse notes payable at March 31, 2008 and March 31, 2007 was $93.3 million and $153.4 million, respectively, compared to a carrying amount of $93.8 million and $153.1 million, respectively.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income, the FIN 48 adjustment and foreign currency translation adjustments. For the year ended March 31, 2008, other comprehensive income was $256 thousand, the adjustment to retained earnings as a result of the adoption of FIN 48 was $491 thousand and net income was $16.4 million. This resulted in total comprehensive income of $16.1 million for the year ended March 31, 2008.  For the year ended March 31, 2007, other comprehensive income was approximately $21 thousand and net income was $17.4 million. This resulted in total comprehensive income of $17.4 million for the year ended March 31, 2007.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share.”  In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,231,741 for the year ended March 31, 2008 and 8,224,929 for the year ended March 31, 2007.  Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,378,683 and 8,534,608 for the year ended March 31, 2008 and March 31, 2007, respectively.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.  Unexercised employee stock options to purchase 337,007 and 844,707 shares of our common stock were not included in the computations of diluted EPS for the year ended March 31, 2008 and March 31, 2007, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 were scheduled to be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, "Effective Dates of FASB Statement No. 157," which defers the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, SFAS No. 157 will have on our financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141.  SFAS No. 141R applies to all transactions in which an entity obtains control of one ore more business, including those without the transfer of consideration.  SFAS No. 141R defines the acquirer as the entity that obtains control on the acquisition date.  It also requires the measurement at fair value the acquired assets, assumed liabilities and noncontrolling interest.  In addition, SFAS No. 141R requires the acquisition and restructuring related cost be recognized separately from the business combinations. SFAS No. 141R requires that goodwill be recognized as of the acquisition date, measured as residual, which in most cases will result in the excess of consideration plus acquisition-date fair value of noncontrolling interest over the fair values of identifiable net assets.  Under SFAS No. 141R, “negative goodwill” in which consideration given is less than the acquisition-date fair value of identifiable net assets, will be recognized as a gain to the acquirer.  SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  We are evaluating the impact of SFAS No. 141R, if any, to our financial position and statement of operations.  We will adopt SFAF No. 141R for future business combinations that occur on or after April 1, 2009.

2.  INVESTMENTS IN LEASES AND LEASED EQUIPMENT—NET

Investments in leases and leased equipment—net consists of the following:

	As of
	March 31, 2008	March 31, 2007
	(in thousands)
Investment in direct financing and sales-type leases—net	$124,254	$158,471
Investment in operating lease equipment—net	33,128	58,699
	$157,382	$217,170

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	March 31, 2008	March 31, 2007
	(in thousands)
Minimum lease payments	$120,224	$154,349
Estimated unguaranteed residual value (1)	17,831	22,375
Initial direct costs, net of amortization (2)	1,122	1,659
Less: Unearned lease income	(13,568)	(18,271)
Reserve for credit losses	(1,355)	(1,641)
Investment in direct financing and sales-type leases—net	$124,254	$158,471

(1) Includes estimated unguaranteed residual values of $2,315 thousand and $1,191 thousand as of March 31, 2008 and 2007, respectively, for direct financing leases which have been sold and accounted for under SFAS No. 140.
(2) Initial direct costs are shown net of amortization of $1,536 thousand and $1,409 thousand as of March 31, 2008 and 2007, respectively.

Future scheduled minimum lease rental payments as of March 31, 2008 are as follows (in thousands):

Year ending March 31,2009	$60,866
2010	35,665
2011	17,786
2012	3,367
2013 and thereafter	2,540
Total	$120,224

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment—net are as follows:

	As of
	March 31, 2008	March 31, 2007
	(in thousands)
Cost of equipment under operating leases	$62,311	$93,804
Less: Accumulated depreciation and amortization	(29,183)	(35,105)
Investment in operating lease equipment—net	$33,128	$58,699

Future scheduled minimum lease rental payments as of March 31, 2008 are as follows (in thousands):

Year ending March 31,2009	$12,979
2010	8,386
2011	3,144
2012	757
2013 and thereafter	77
Total	$25,343

For the year ended March 31, 2008, we sold portions of our lease portfolio.  The sales were reflected in our financial statements as sales of leased equipment totaling approximately $45.5 million and cost of sales, leased equipment of $43.7 million.  There was a reduction of investment in leases and leased equipment—net of $43.7 million and non-recourse notes payable of $12.4 million.

3.  RESERVES FOR CREDIT LOSSES

As of March 31, 2008 and 2007, activity in our reserves for credit losses are as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2006	$2,060	$2,913	$4,973

Provision for Bad Debts	460	(1,027)	(567)
Recoveries	23	-	23
Write-offs and other	(483)	(245)	(728)
Balance March 31, 2007	2,060	1,641	3,701

Provision for Bad Debts	55	(245)	(190)
Recoveries	40	-	40
Write-offs and other	(453)	(41)	(494)
Balance March 31, 2008	$1,702	$1,355	$3,057

Bad debt expenses were $0.6 million and $1.3 million for the years ended March 31, 2008 and March 31, 2007, respectively.

4. PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following:

	As of
	March 31, 2008	March 31, 2007
	(in thousands)
Furniture, fixtures and equipment	$7,977	$7,622
Vehicles	223	203
Capitalized software	6,465	5,650
Leasehold improvements	2,231	2,197
Less: Accumulated depreciation and amortization	(12,216)	(10,143)
Property and equipment—net	$4,680	$5,529

For the years ended March 31, 2008 and 2007, depreciation expense on property and equipment—net was $2,024 and $2,262 respectively.

5. GOODWILL

As of March 31, 2008 and 2007, we had goodwill of $26.1 million.  We have determined goodwill had not been impaired and that no potential impairment existed based on testing performed on September 30, 2007 and 2006.

There was no change in the carrying amount of goodwill for the years ended March 31, 2008 and 2007.

6. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

	As of
	March 31, 2008	March 31, 2007
	(in thousands)

National City Bank – Recourse credit facility of $35 million expiring on July 21, 2009. At our option, the carrying interest rate is either LIBOR rate plus 175–250 basis points, or the Alternate Base Rate of the higher of prime, or federal funds rate plus 50 basis points, plus 0-25 basis points of margin. The interest rate at March 31, 2007 was 6.875%.	$-	$5,000

Total recourse obligations	$-	$5,000

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 4.02% to 10.77% for fiscal years ended March 31, 2008 and March 31, 2007.	$93,814	$148,136

For the year ended March 31, 2008, we sold portions of our lease portfolio.  The sales were reflected in our financial statements as sales of leased equipment totaling approximately $45.5 million and cost of sales, leased equipment of $43.7 million.  There was a reduction of investment in leases and leased equipment – net of $43.7 million and non-recourse notes payable of $12.4 million.

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

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component.  Under the floor plan component, we had outstanding balances of $55.6 million and $55.5 million as of March 31, 2008 and March 31, 2007, respectively.  Under the accounts receivable component, we had no outstanding balances as of March 31, 2008 and March 31, 2007.  As of March 31, 2008, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 7.75%. Effective October 29, 2007, the facility with GECDF was amended to increase the aggregate limit to $125 million from $100 million with a sub-limit on the accounts receivable component of $30 million. The temporary overline periods in the previous agreement were eliminated. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2008. Either party may terminate with 90 days’ advance notice.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have not delivered the annual audited financial statements for the year ended March 31, 2008 included herein; however, GECDF has extended the delivery date to provide the financial statements through August 15, 2008. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Borrowings under our $35 million line of credit from National City Bank are subject to and in compliance with certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. We are in compliance with these covenants as of March 31, 2008. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables, and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our audited and unaudited financial statements, and pro-forma financial projections, by certain dates. As required by Section 5.1 of the facility, we have delivered all financial statements.

Recourse and non-recourse notes payable as of March 31, 2008, mature as follows:

Non-Recourse Notes Payable
(in thousands)
Year ending March 31,2009	$52,394
2010	29,266
2011	10,198
2012	1,686
2013 and after	270
$93,814

7. RELATED PARTY TRANSACTIONS

From April 1, 2007 to June 30, 2007, we leased approximately 50,232 square feet for use as our principal headquarter from Norton Building 1, LLC for a monthly rent payment of approximately $76 thousand.  Effective July 1, 2007 and through March 31, 2008, we entered into an amendment which increased the leased square footage to 55,880 and the monthly rent payment to approximately $86 thousand.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children.  As of May 31, 2007, Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC.  The lease was approved by the Board of Directors prior to its commencement, and viewed by the Board as being at or below comparable market rents, and ePlus has the right to terminate up to 40% of the leased premises for no penalty, with six months’ notice.  During the years ended March 31, 2008 and March 31, 2007, we paid rent in the amount of $1,052 thousand and $964 thousand, respectively.

8. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Rent expense relating to these operating leases was $2.7 million and $2.5 million for the years ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the future minimum lease payments are due as follows:

(in thousands)
Year ended March 31,2009	$2,548
2010	1,790
2011	527
2012	135
2013 and after	132
$5,132

Litigation

We have been involved in several matters, which are described below, arising from four separate installment sales to a customer named Cyberco Holdings, Inc. (“Cyberco”), which was perpetrating a fraud related to installment sales that were assigned to various lenders and were non-recourse to us.

On November 3, 2006, Banc of America Leasing and Capital, LLC (“BoA”) filed a lawsuit against ePlus inc., seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco transaction. In June 2007, ePlus Group paid to BoA the full amount of a judgment against ePlus Group in favor of BoA.  The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group referenced above, expenses that BoA incurred in a bankruptcy adversary proceeding relating to Cyberco, attorneys’ fees incurred by BoA in defending a pending suit by ePlus Group against BoA, and any other costs or fees relating to any of the described matters. The trial has been stayed pending the resolution of litigation in California state court in which ePlus is the plaintiff in a suit against BoA. We are vigorously defending the suit against us by BoA. We cannot predict the outcome of this suit. We do not believe a loss is probable; therefore, we have not accrued for this matter.

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

9. INCOME TAXES

On April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109" (“FIN 48”).  Specifically, the pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

As a result of the implementation of FIN 48, we recorded a $735 thousand increase in the liability for unrecognized tax positions, comprised of $460 thousand of unrecognized tax benefits and $275 thousand of interest and penalties. The $735 thousand increase in liabilities is also partially offset by federal and state tax benefits of $244 thousand.  The net effect of $491 thousand was recorded as a decrease to the opening balance of retained earnings on April 1, 2007.  As of April 1, 2007 and March 31, 2008, we had $712 thousand of total gross unrecognized tax benefits, which consists of $460 thousand gross unrecognized tax benefits recorded during the implementation of FIN 48 and $252 thousand recorded in previous years under SFAS No. 5, "Accounting for Contingencies".  The balance at March 31, 2008, that would affect the effective tax rate if recognized, would be $523 thousand.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is a follows (in thousands):

Balance at April 1, 2007	$712
Additions based on positions related to current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Balance at March 31, 2008	$712

We recognized accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the fiscal year ended March 31, 2008, we recognized $50 thousand of interest related to FIN 48 liabilities, and did not recognize any additional penalties.

There were no increases to gross unrecognized tax benefits during the year ended March 31, 2008. We expect the amount of unrecognized tax benefits will decrease by approximately $250 thousand in the next 12 months due to the payment of the current IRS audit assessment.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We are currently under audit by the Internal Revenue Service (“IRS”) for fiscal years 2004, 2005 and 2006. We recorded a liability associated with preliminary results of the audit of $252 thousand in fiscal year 2007. We expect the audit to close during the fourth quarter of fiscal year 2009. Tax years 2003, 2004, 2005 and 2006 are subject to examination by state taxing authorities. In addition, various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the Consolidated Statements of Operations is as follows:

	For the Year Ended March 31,
	2008	2007
	(in thousands)

Statutory federal income tax rate	35%	35%
Income tax expense computed at the U.S. statutory federal rate	$10,480	$10,537
State income tax expense—net of federal benefit	1,972	1,027
Change in state rate and estimate	34	725
Change in valuation allowance	76	(28)
Meals and entertainment expense	118	120
Non-taxable interest income	(18)	(22)
Fines and penalties	14	27
Officers’ life insurance premiums	3	8
Stock-based compensation on cancelled options	724	-
Other	179	335
Provision for income taxes	$13,582	$12,729
Effective income tax rate	45.4%	42.3%

The components of the provision for income taxes are as follows:

	For the Year Ended March 31,
	2008	2007
	(in thousands)
Current:
Federal	$12,637	$6,467
State	3,035	1,580
Foreign	155	131
Total current expense	15,827	8,178

Deferred:
Federal	(2,354)	3,856
State	109	695
Total deferred expense (benefit)	(2,245)	4,551

Provision for income taxes	$13,582	$12,729

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	For the Year Ended March 31,
	2008	2007
	(in thousands)
Deferred Tax Assets:
Accrued vacation	$929	$761
Provision for bad debts	1,424	1,438
Delinquent rent	46	84
State net operating loss carryforward	694	835
Basis difference in fixed assets	815	759
Lawsuit settlement and judgment reserve	127	124
Book compensation on discounted stock options	1,453	1,422
Payroll tax—stock options	139	211
Other accruals and reserves	1,592	1,847
Gross deferred tax assets	7,219	7,481
Less: valuation allowance	(906)	(737)
Net deferred tax assets	6,313	6,744

Deferred Tax Liabilities:
Basis difference in operating lease items	(5,753)	(9,015)
Basis difference in tax deductible goodwill	(2,631)	(2,093)
Other deferred tax liabilities	(606)	(344)
Total deferred tax liabilities	(8,990)	(11,452)

Net deferred tax liabilities	$(2,677)	$(4,708)

The net effective income tax rate for the year ended March 31, 2008 increased from 42.3% to 45.4%.  This increase was primarily due to the increase in non-deductible share based compensation expense related to the cancellation of 450,000 options during the first quarter of fiscal year 2008.

We have state net operating losses of approximately $18.5 million, which predominantly will begin to expire in the year 2022.  We also have foreign tax credit carryforwards of approximately $151 thousand. Credits generated at March 31, 2004 will begin to expire at March 31, 2009, and the remaining credits will begin to expire at March 31, 2015.

The net change in the valuation allowance during the year ended March 31, 2008 was an increase of $169 thousand. This change related primarily to an increase in foreign tax credits and an increase in state net operating loss. The valuation allowance resulted from management's determination, based on available evidence, that it was more likely than not that the foreign tax credit deferred tax asset of $212 thousand and state net operating loss deferred tax asset balance of $694 thousand will not be realized.

10. STOCK REPURCHASE

On November 18, 2005, the Board authorized a new stock repurchase program of up to 3,000,000 shares with a cumulative purchase limit of $12.5 million, which expired on November 17, 2006. During the year ended March 31, 2008, we did not repurchase any shares of our outstanding common stock.  During the year ended March 31, 2007, we repurchased 209,000 shares of our outstanding common stock for a total purchase price of approximately $2.9 million.  Since the inception of our initial repurchase program on September 20, 2001, as of March 31, 2008, we have repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total purchase price of $32.9 million.

11. STOCK-BASED COMPENSATION

Contributory 401(k) Profit Sharing Plan

We provide our employees with a contributory 401(k) profit sharing plan. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement.  Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period. For the years ended March 31, 2008 and 2007, our expense for the plan was approximately $315 thousand and $360 thousand, respectively.

SFAS No. 123R

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

As of March 31, 2008, a total of 2,223,594 shares of common stock have been reserved for issuance upon exercise of options granted under the Amended LTIP (2003).

Stock-Based Compensation Expense

In accordance with SFAS No. 123R, we recognized $1.3 million of stock-based compensation expense for the year ended March 31, 2008 as compared to $0.9 million for the year ended March 31, 2007. Messrs. Norton, Bowen, Parkhurst and Mencarini entered into separate stock option cancellation agreements pursuant to which options to purchase 300,000 options, 50,000 options, 50,000 options, and 50,000 options, respectively, were cancelled.  On May 11, 2007, these 450,000 options were cancelled which resulted in the recognition of the remaining nonvested share-based compensation expense of $1.6 million for the full year.  This amount is partially offset by a reversal of payroll taxes, interests and penalties of $243 thousand due to the expiration of a statue of limitations.  As of March 31, 2008, there was $58 thousand of unrecognized compensation expense related to nonvested options. This expense is expected to be fully recognized over the next six months.

Stock Option Activity

During the year ended March 31, 2008, there were no stock options granted to employees.  During the year ended March 31, 2007, 40,000 stock options were granted to employees.  We use the Black-Scholes option-pricing model to estimate the fair value of the stock-based option rewards.  During the year ended March 31, 2007, the following assumptions were utilized:

Options granted under the Amended LTIP:
Expected life of option	5 years
Expected stock price volatility	38.22%
Expected dividend yield	0%
Risk-free interest rate	5.04%

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

A summary of stock option activity during the two years ended March 31, 2008 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value

Outstanding, April 1, 2006	1,999,911	$6.23 - $17.38	$9.93
Options granted	40,000	$10.25	$10.25
Options exercised (1)	(173,518)	$6.23 - $10.75	$7.36
Options forfeited	(77,780)	$8.75 - $17.38	$9.97
Outstanding, March 31, 2007	1,788,613	$6.23 - $17.38	$10.20	4.6	$2,539,778
Vested or expected to vest at March 31, 2008	1,788,613		$10.20	4.6	$2,539,778
Exercisable, March 31, 2007	1,486,613		$10.00	3.9	$2,539,778

Outstanding, April 1, 2007	1,788,613	$6.23 - $17.38	$10.20
Options granted	-	-	$-
Options exercised	-	-	$-
Options forfeited	(547,800)	$8.75 - $13.25	$11.16
Outstanding, March 31, 2008	1,240,813	$6.23 - $17.38	$9.78	2.8	$1,294,628
Vested or expected to vest at March 31, 2008	1,240,813		$9.78	2.8	$1,294,628
Exercisable, March 31, 2008	1,220,813		$9.72	2.7	$1,294,628

(1) The total intrinsic value of stock options exercised during the year ended March 31, 2007 was $991 thousand.

Additional information regarding options outstanding as of March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Exercise Price per Share	Weighted Avg. Contractual Life Remaining	Options Exercisable	Weighted Avg. Exercise Price per Share

$6.23 - $9.00	863,806	$7.70	2.2	863,806	$7.70
$9.01 - $13.50	166,500	$11.51	5.5	146,500	$11.29
$13.51 - $17.38	210,507	$16.90	3.0	210,507	$16.90

$6.23 - $17.38	1,240,813	$9.78	2.8	1,220,813	$9.72

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at April 1, 2007	302,000	$7.59

Granted	-	$-
Vested	(102,000)	$7.57
Forfeited	(180,000)	$7.76
Nonvested at March 31, 2008	20,000	$6.13

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of our financial instruments is in accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The valuation methods we used are set forth below.

The accuracy and usefulness of the fair value information disclosed herein is limited by the following factors:

— These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	As of March 31, 2008		As of March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$58,423	$58,423	$39,680	$39,680
Accounts receivable	109,706	109,706	110,662	110,662
Notes receivable	726	726	237	237

Liabilities:
Accounts payable	84,394	84,394	83,796	83,796
Accrued expenses and other liabilities	30,372	30,372	25,960	25,960
Non-recourse notes payable	93,814	93,297	148,136	148,445
Recourse notes payable	-	-	5,000	5,000

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

	Year ended March 31, 2008
	Financing Business Unit	Technology Sales Business Unit	Total

Sales of product and services	$4,495	$727,159	$731,654
Sales of leased equipment	45,493	-	45,493
Lease revenues	55,459	-	55,459
Fee and other income	1,479	15,220	16,699
Total revenues	106,926	742,379	849,305
Cost of sales	47,126	641,969	689,095
Direct lease costs	20,955	-	20,955
Selling, general and administrative expenses	14,790	86,400	101,190
Segment earnings	24,055	14,010	38,065
Interest and financing costs	7,986	137	8,123
Earnings before income taxes	$16,069	$13,873	$29,942
Assets	$231,301	$148,447	$379,748

	Year ended March 31, 2007
	Financing Business Unit	Technology Sales Business Unit	Total

Sales of product and services	$3,903	$697,334	$701,237
Sales of leased equipment	4,455	-	4,455
Lease revenues	54,699	-	54,699
Fee and other income	1,462	12,258	13,720
Patent settlement income	-	17,500	17,500
Total revenues	64,519	727,092	791,611
Cost of sales	7,162	619,699	626,861
Direct lease costs	20,291	-	20,291
Selling, general and administrative expenses	17,959	86,269	104,228
Segment earnings	19,107	21,124	40,231
Interest and financing costs	9,904	221	10,125
Earnings before income taxes	$9,203	$20,903	$30,106
Assets	$289,807	$128,323	$418,130

Included in the Financing Business Unit above are inter-segment accounts receivable of $47.5 million and $42.7 million for the years ended March 31, 2008 and 2007, respectively.  Included in the Technology Sales Business Unit above are inter-segment accounts payable of $47.5 million and $42.7 million for the years ended March 31, 2008 and 2007, respectively.

For the years ended March 31, 2008 and March 31, 2007, our technology sales business unit sold products to our financing business unit of $2.1 million and $2.4 million, respectively.  These revenues were eliminated in our technology sales business unit for the same periods.

14.  LEGAL SETTLEMENTS

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

15. THE NASDAQ STOCK MARKET PROCEEDINGS

Effective at the opening of business on July 20, 2007, our common stock was delisted from The Nasdaq Global Market due to non-compliance with financial statement reporting requirements. Specifically, in determining to delist our common stock, Nasdaq cited the delay of more than one year from the final due date for the filing of our fiscal year 2006 Annual Report on Form 10-K with the SEC.  We filed our fiscal year 2006 Form 10-K with the SEC on August 16, 2007, and all subsequent quarterly and annual reports.