Form 10-Q
period 2008-06-30
EPLUS INC
filed 2008-08-14
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock outstanding as of July 31, 2008 was 8,283,541.

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

Although we have been offering IT financing since 1990 and direct marketing of IT products since 1997, our comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software—has been available since 2002. Consequently, we may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by companies providing new and/or bundled solutions in an evolving market. Some of these challenges relate to our ability to:

·	manage a diverse product set of solutions in highly competitive markets;
·	increase the total number of customers utilizing bundled solutions by up-selling within our customer base and gain new customers;
·	adapt to meet changes in markets and competitive developments;
·	maintain and increase advanced professional services by retaining highly skilled personnel and vendor certifications;
·	integrate with external IT systems including those of our customers and vendors; and
·	continue to update our software and technology to enhance the features and functionality of our products.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the SEC.

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	June 30, 2008	March 31, 2008
ASSETS	(in thousands)

Cash and cash equivalents	$61,848	$58,423
Accounts receivable—net	112,047	109,706
Notes receivable	6,531	726
Inventories	8,641	9,192
Investment in leases and leased equipment—net	153,566	157,382
Property and equipment—net	4,386	4,680
Other assets	19,201	13,514
Goodwill	26,245	26,125
TOTAL ASSETS	$392,465	$379,748

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$5,887	$6,744
Accounts payable—trade	24,999	22,016
Accounts payable—floor plan	57,055	55,634
Salaries and commissions payable	5,139	4,789
Accrued expenses and other liabilities	33,315	30,372
Non-recourse notes payable	95,516	93,814
Deferred tax liability	2,677	2,677
Total Liabilities	224,588	216,046

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 11,260,531 issued and 8,281,541 outstanding at June 30, 2008 and 11,210,731 issued and 8,231,741 outstanding at March 31, 2008	113	112
Additional paid-in capital	77,757	77,287
Treasury stock, at cost, 2,978,990 and 2,978,990 shares, respectively	(32,884)	(32,884)
Retained earnings	122,316	118,623
Accumulated other comprehensive income—foreign currency translation adjustment	575	564
Total Stockholders' Equity	167,877	163,702
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$392,465	$379,748

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007

	(amounts in thousands, except per share data)

Sales of product and services	$165,759	$206,554
Sales of leased equipment	1,265	8,586
	167,024	215,140

Lease revenues	11,625	19,146
Fee and other income	3,637	4,380
	15,262	23,526

TOTAL REVENUES	182,286	238,666

COSTS AND EXPENSES

Cost of sales, product and services	143,717	185,207
Cost of leased equipment	1,226	8,182
	144,943	193,389

Direct lease costs	3,794	6,023
Professional and other fees	2,545	3,667
Salaries and benefits	19,464	19,694
General and administrative expenses	3,788	4,483
Interest and financing costs	1,485	2,496
	31,076	36,363

TOTAL COSTS AND EXPENSES (1)	176,019	229,752

EARNINGS BEFORE PROVISION FOR INCOME TAXES	6,267	8,914

PROVISION FOR INCOME TAXES	2,574	3,904

NET EARNINGS	$3,693	$5,010

NET EARNINGS PER COMMON SHARE—BASIC	$0.45	$0.61
NET EARNINGS PER COMMON SHARE—DILUTED	$0.43	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,253,552	8,231,741
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,580,659	8,434,774

(1)	Includes amounts to related parties of $278 thousand and $243 thousand for the three months ended June 30, 2008 and 2007, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$3,693	$5,010

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,290	6,137
Reserves for credit losses and sales returns	17	216
Provision for inventory losses and inventory returns	96	93
Impact of stock-based compensation	31	1,511
Excess tax benefit from exercise of stock options	(66)	-
Tax benefit of stock options exercised	97	-
Deferred taxes	-	(251)
Payments from lessees directly to lenders—operating leases	(2,835)	(3,818)
Loss on disposal of property and equipment	8	2
Gain on disposal of operating lease equipment	(372)	(48)
Changes in assets and liabilities, net of acquisition:
Accounts receivable—net	(2,431)	(36,959)
Notes receivable	(5,805)	21
Inventories	455	(3,957)
Investment in direct financing and sale-type leases—net	(9,274)	2,803
Other assets	(5,411)	(1,682)
Accounts payable—equipment	(501)	2,259
Accounts payable—trade	3,011	3,352
Salaries and commissions payable, accrued expenses and other liabilities	3,266	12,764
Net cash used in operating activities	(11,731)	(12,547)

Cash Flows From Investing Activities:
Proceeds from sale of operating lease equipment	750	634
Purchases of operating lease equipment	(1,302)	(4,583)
Purchases of property and equipment	(231)	(357)
Premiums paid on officers' life insurance	(79)	(62)
Cash used in acquisitions	(364)	-
Net cash used in investing activities	(1,226)	(4,368)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Cash Flows From Financing Activities:	(in thousands)
Borrowings:
Non-recourse	16,299	11,935
Repayments:
Non-recourse	(1,757)	(3,374)
Proceeds from issuance of capital stock, net of expenses	343	-
Excess tax benefit from exercise of stock options	66	-
Net borrowings on floor plan facility	1,420	16,124
Net cash provided by financing activities	16,371	24,685

Effect of Exchange Rate Changes on Cash	11	147

Net Increase in Cash and Cash Equivalents	3,425	7,917

Cash and Cash Equivalents, Beginning of Period	58,423	39,680

Cash and Cash Equivalents, End of Period	$61,848	$47,597

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$141	$383
Cash paid for income taxes	$2,432	$1,158

Schedule of Non-cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$19	$48
Purchase of operating lease equipment included in accounts payable	$13	$291
Principal payments from lessees directly to lenders	$12,842	$15,632

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2008 and 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Unaudited Condensed Consolidated Financial Statements of ePlus inc. and subsidiaries and Notes thereto included herein are unaudited and have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. All adjustments made were of a normal recurring nature.

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations.

These interim financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended March 31, 2008.  Operating results for the interim periods are not necessarily indicative of results for an entire year.

PRINCIPLES OF CONSOLIDATION — The Unaudited Condensed Consolidated Financial Statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION — The majority of our revenues is derived from three sources: sales of products and services, leased revenues and sales of software. Our revenue recognition policies vary based upon these revenue sources.

Revenue from Technology Sales Transactions

We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”), issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery.

We also sell services that are performed in conjunction with product sales, and recognize revenue for these sales in accordance with Emerging Issues Task Force ("EITF") 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, we recognize sales from delivered items only when the delivered item(s) has value to the client on a stand alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s), and delivery of the undelivered item(s) is probable and substantially under our control. For most of the arrangements with multiple deliverables (hardware and services), we generally cannot establish reliable evidence of the fair value of the undelivered items. Therefore, the majority of revenue from these services, and hardware sold in conjunction with those services, is recognized when the service is complete and we have received an acceptance certificate. However, in some cases, we do not receive an acceptance certificate and we determine the completion date based upon our records.

We also sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.” We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no cost of sales. In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as sales of product and services and the related freight costs as a cost of sales, product and services.

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

Sales of leased equipment represent revenue from the sales of equipment subject to a lease (lease schedule) in which we are the lessor. If the rental stream on such a lease has non-recourse debt associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of debt assumed by the purchaser. If there is no non-recourse debt associated with the rental stream, sales revenue is recorded at the amount of gross consideration received, and costs of sales is recorded at the book value of the lease. Sales of leased equipment represents revenue generated through the sale of equipment sold primarily through our financing business unit.

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases and sales of leased assets to lessees. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance leases we make on a non-recourse basis meet the criteria for surrender of control set forth by SFAS No. 140 and have therefore been treated as sales for financial statement purposes. We assign all rights, title, and interests in a number of our leases to third-party financial institutions without recourse. These assignments are recorded as sales since we have completed our obligations as of the assignment date, and we retain no ownership interest in the equipment under lease.

Revenue from Software Sales Transactions

We derive revenue from licensing our proprietary software for a fixed term or for perpetuity in an enterprise license. In addition, we receive revenues from hosting our proprietary software for our clients.   Revenue from hosting arrangements is recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” Our hosting arrangements do not contain a contractual right to take possession of the software. Therefore, our hosting arrangements are not in the scope of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” and require that the portion of the fee allocated to the hosting elements be recognized as the service is provided. Currently, the majority of our software revenue is generated through hosting agreements and is included in fee and other income on our Unaudited Condensed Consolidated Statements of Operations.

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

Revenue from sales of our software is included in fee and other income on our Unaudited Condensed Consolidated Statements of Operations.

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

Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. When consulting qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-price contracts are generally recognized using the percentage-of-completion method. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Consulting revenues are classified as fee and other income on our Unaudited Condensed Consolidated Statements of Operations.

If a service arrangement is essential to the functionality of the licensed software and therefore does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using either the percentage-of-completion or completed-contract method of contract accounting. Under the percentage-of-completion method, we may estimate the stage of completion of contracts with fixed or “not to exceed” fees based on hours or costs incurred to date as compared with estimated total project hours or costs at completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

For agreements that include one or more elements to be delivered at a future date, we generally use the residual method to recognize revenues when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements (e.g., maintenance, consulting and training services) based on vendor-specific objective evidence (“VSOE”) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, all revenues are deferred and recognized when delivery of all of those services has occurred or when fair values can be established. We determine VSOE of the fair value of services revenue based upon our recent pricing for those services when sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive maintenance renewal clause, if any, within a customer contract. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term and customer location. We review services revenue sold separately and maintenance renewal rates on a periodic basis and update our VSOE of fair value for such services to ensure that it reflects our recent pricing experience, when appropriate.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone and Internet-based support, updates and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract (usually one year) on a straight-line basis and is included in fee and other income on our Unaudited Condensed Consolidated Statements of Operations. Training services include on-site training, classroom training and computer-based training and assessment. Training revenue is recognized as the related training services are provided and is included in fee and other income on our Unaudited Condensed Consolidated Statements of Operations.

Revenue from Other Transactions

Other sources of revenue are derived from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers in the IT reseller business unit; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income. These revenues are included in fee and other income on our Unaudited Condensed Consolidated Statements of Operations.

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

RESIDUALS — Residual values, representing the estimated value of equipment at the termination of a lease, are recorded in our Unaudited Condensed Consolidated Financial Statements at the inception of each sales-type or direct financing lease as amounts estimated by management based upon its experience and judgment. Unguaranteed residual values for sales-type and direct financing leases are recorded at their net present value and the unearned income is amortized over the life of the lease using the interest method. The residual values for operating leases are included in the leased equipment’s net book value.

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

Sales are reported net of returns and allowances.  Allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services in accordance with SFAS No. 48,“Revenue Recognition when the Right of Return Exist” (“SFAS No. 14”).  Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns, current economic conditions, volume and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software capitalized for internal use was $16 thousand and $54 thousand during three months ended June 30, 2008 and 2007, respectively, which is included in the accompanying Unaudited Condensed Consolidated Balance Sheets as a component of property and equipment—net.  We had capitalized costs, net of amortization, of approximately $1.1 million at June 30, 2008 and 1.2 million at March 31, 2008.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers.  For three months ended June 30, 2008 and 2007, no such costs were capitalized.  We had $526 thousand and $572 thousand of capitalized costs, net of amortization, at June 30, 2008 and March 31, 2008, respectively.

GOODWILL AND INTANGIBLE ASSETS — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform an impairment test for goodwill at September 30th of each year and follow the two-step process prescribed in SFAS No. 142 to test our goodwill for impairment under the transitional goodwill impairment test. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.  Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method. An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities, approximates fair value due to their short maturities. The carrying amount of our non-recourse and recourse notes payable approximates its fair value. We determined the fair value of notes payable by applying the average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments.  The estimated fair value and carrying amount of our recourse and non-recourse notes payable at June 30, 2008 was $95.0 million and $95.5 million, respectively and at March 31, 2007, they were $93.3 million and $93.8 million, respectively.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

INCOME TAXES — Deferred income taxes are accounted for in accordance with SFAS No. 109, “Accounting  for Income Taxes.”  Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement reporting and tax bases of assets and liabilities, using tax rates currently in effect. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not. In addition, on April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48.  We have recorded a cumulative effect adjustment to reduce our fiscal 2008 balance of beginning retained earnings by $491 thousand in our Unaudited Condensed Consolidated Financial Statements.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the three months ended June 30, 2008, other comprehensive income was $11 thousand, and net income was $3.7 million, resulting in total comprehensive income of $3.7 million.  For the three months ended June 30, 2007, other comprehensive income was $146 thousand and net income was $5.0 million, resulting in total comprehensive income of $5.2 million.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share”(“SFAS No. 128”). In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,253,552 for the three months ended June 30, 2008 and 8,231,741 for the three months ended June 30, 2007.  Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,580,659 for the three months ended June 30, 2008 and 8,434,774 for the three months ended June 30, 2007.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

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

RECENT ACCOUNTING PRONOUNCEMENTS  — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 were scheduled to be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, "Effective Dates of FASB Statement No. 157," which defers the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2007.  We adopted SFAS No. 157 during the three months ended June 30, 2008.  The adoption of  SFAS No. 157 did not materially affect our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” ("SFAS No. 159"). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007.  We adopted SFAS No. 159 during the three months ended June 30, 2008.  The adoption of SFAS No. 159 did not materially affect our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. SFAS No. 141R applies to all transactions in which an entity obtains control of one or more businesses, including those without the transfer of consideration. SFAS No. 141R defines the acquirer as the entity that obtains control on the acquisition date. It also requires the measurement at fair value of the acquired assets, assumed liabilities and noncontrolling interest. In addition, SFAS No. 141R requires that the acquisition and restructuring related costs be recognized separately from the business combinations.  SFAS No. 141R requires that goodwill be recognized as of the acquisition date, measured as residual, which in most cases will result in the excess of consideration plus acquisition-date fair value of noncontrolling interest over the fair values of identifiable net assets. Under SFAS No. 141R, “negative goodwill,” in which consideration given is less than the acquisition-date fair value of identifiable net assets, will be recognized as a gain to the acquirer. SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact of SFAS No. 141R, if any, to our financial position and statement of operations.  We will adopt SFAS No. 141R for future business combinations that occur on or after April 1, 2009.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following:

	As of
	June 30, 2008	March 31, 2008
	(in thousands)
Investment in direct financing and sales-type leases—net	$123,059	$124,254
Investment in operating lease equipment—net	30,507	33,128
	$153,566	$157,382

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	June 30, 2008	March 31, 2008
	(in thousands)
Minimum lease payments	$119,841	$120,224
Estimated unguaranteed residual value (1)	16,133	17,831
Initial direct costs, net of amortization (2)	1,161	1,122
Less: Unearned lease income	(12,721)	(13,568)
Reserve for credit losses	(1,355)	(1,355)
Investment in direct financing and sales-type leases—net	$123,059	$124,254

(1)	Includes estimated unguaranteed residual values of $1,465 thousand and $2,315 thousand as of June 30, 2008 and March 31, 2008, respectively, for direct financing SFAS No. 140 leases.
(2)	Initial direct costs are shown net of amortization of $1,371 thousand and $1,536 thousand as of June 30, 2008 and March 31, 2008, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows:

	As of
	June 30, 2008	March 31, 2008
	(in thousands)
Cost of equipment under operating leases	$61,395	$62,311
Less: Accumulated depreciation and amortization	(30,888)	(29,183)
Investment in operating lease equipment—net	$30,507	$33,128

During the three months ended June 30, 2008 and 2007, we sold portions of our lease portfolio.  The sales were reflected in our Unaudited Condensed Consolidated Financial Statements as sales of leased equipment totaling approximately $1.3 million and $8.6 million and cost of sales, lease equipment of $1.2 million and $8.2 million, for the three months ended June 30, 2008 and 2007, respectively.  There were corresponding reduction of investment in leases and lease equipment − net of $1.2 million and $8.2 million at June 30, 2008 and 2007, respectively.

3. RESERVES FOR CREDIT LOSSES

As of March 31, 2008 and June 30, 2008, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2007	$2,060	$1,641	$3,701

Provision for Bad Debts	55	(245)	(190)
Recoveries	40	-	40
Write-offs and other	(453)	(41)	(494)
Balance March 31, 2008	1,702	1,355	3,057

Provision for Bad Debts	(40)	-	(40)
Recoveries	-	-	-
Write-offs and other	(1)	-	(1)
Balance June 30, 2008	$1,661	$1,355	$3,016

4. RECOURSE AND NON-RECOURSE NOTES PAYABLE

We do not have any recourse notes payable as of June 30, 2008 and March 31, 2008.  Non-recourse obligations consist of the following:

	As of
	June 30, 2008	March 31, 2008
	(in thousands)

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 4.65% to 8.5% for the three months ended June 30, 2008 and 4.02% to 10.77% for year ended March 31, 2008.	$95,516	$93,814

During the three months ended June 30, 2008 and 2007, we sold portions of our lease portfolio.  The sales were reflected in our Unaudited Condensed Consolidated Financial Statements as sales of leased equipment totaling approximately $1.3 million and $8.6 million and cost of sales, lease equipment of $1.2 million and $8.2 million, for the three months ended June 30, 2008 and 2007, respectively.  There is a corresponding reduction of investment in leases and lease equipment − net of $1.2 million and $8.2 million at June 30, 2008 and 2007, respectively.

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

There are two components of the GE Commercial Distribution Finance Corporation (“GECDF”) credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $57.1 million and $55.6 million as of June 30, 2008 and March 31, 2008, respectively.  Under the accounts receivable component, we had no outstanding balances as of June 30, 2008 and March 31, 2008.  As of June 30, 2008, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%.  Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2008. Either party may terminate with 90 days’ advance notice.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates.  We have delivered the annual audited financial statements for the year ended March 31, 2008 as required.  The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Borrowings under our $35 million line of credit from National City Bank are subject to certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. We are in compliance with these covenants as of June 30, 2008. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables, and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our audited and unaudited financial statements, and pro-forma financial projections, by certain dates. As required by Section 5.1 of the facility, we have delivered all financial statements.

5. RELATED PARTY TRANSACTIONS

We lease approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC for a monthly rent payment of approximately $93 thousand.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children.  As of May 31, 2007, Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC.  The lease was approved by the Board of Directors prior to its commencement, and viewed by the Board as being at or below comparable market rents, and ePlus has the right to terminate up to 40% of the leased premises for no penalty, with six months’ notice.  During the three months ended June 30, 2008 and 2007, we paid rent in the amount of $278 thousand and $243 thousand, respectively.

6. COMMITMENTS AND CONTINGENCIES

Litigation

We have been involved in several matters relating to a customer named Cyberco Holdings, Inc. (“Cyberco”).  The Cyberco principals were perpetrating a scam, and at least five principals have pled guilty to criminal conspiracy and/or related charges, including bank fraud, mail fraud and money laundering.  One lender who financed our transaction with Cyberco, Banc of America Leasing and Capital, LLC (“BoA”), filed a lawsuit against ePlus inc. in the Circuit Court for Fairfax County, Virginia on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco transaction.  We are vigorously defending this suit.  We cannot predict the outcome of this suit.  We do not believe a loss is probable, and therefore we have not accrued for this matter.

On January 18, 2007, a stockholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia. The amended complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus. The amended complaint alleges violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets and unjust enrichment. We have filed a Motion to Dismiss the plaintiff's amended complaint. The amended complaint seeks monetary damages from individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys' fees. We cannot predict the outcome of this suit. We do not believe a loss is probable; therefore, we have not accrued for this matter.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management believes that a loss is not probable and no amount has been accrued for these matters.

Regulatory and Other Legal Matters

In June 2006, the Audit Committee commenced an investigation of our stock option grants since our initial public offering in 1996. In August 2006, the Audit Committee voluntarily contacted and advised the staff of SEC of its investigation and the Audit Committee's preliminary conclusion that a restatement would be required. This restatement was included in our Form 10-K for the fiscal year ended March 31, 2006 and was filed with the SEC on August 16, 2007. The SEC opened an informal inquiry and we have and will continue to cooperate with the staff. No amount has been accrued for this matter.

We are currently engaged in a dispute with the government of the District of Columbia ("DC") regarding personal property taxes on property we financed for our customers. DC is seeking approximately $508 thousand plus interest and penalties, relating to property we financed for our customers. We believe the tax is owed by our customers, and are seeking resolution in DC's Office of Administrative Hearings. We cannot predict the outcome of this matter. We do not believe a loss is probable; therefore, we have not accrued for this matter.

7. EARNINGS PER SHARE

Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share” ("SFAS No. 128"). In accordance with SFAS No. 128, basic EPS amounts are calculated based on three months weighted average shares outstanding of 8,253,552 at June 30, 2008 and 8,231,741 at June 30, 2007.  Diluted EPS amounts are calculated based on three months weighted average shares outstanding and potentially dilutive common stock equivalents of 8,580,659 and 8,434,774 at June 30, 2008 and 2007, respectively. Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (in thousands, except per share data).

	Three months ended June 30,
	2008	2007

Net income available to common shareholders—basic and diluted	$3,693	$5,010

Weighted average shares outstanding—basic	8,254	8,232
In-the-money options exercisable under stock compensation plans	327	203
Weighted average shares outstanding—diluted	$8,581	$8,435

Income per common share:
Basic	$0.45	$0.61
Diluted	$0.43	$0.59

Unexercised employee stock options to purchase 290,507 shares of our common stock were not included in the computations of diluted EPS for the three months ended June 30, 2008, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

8. STOCK REPURCHASE

On November 18, 2005, the Board authorized a new stock repurchase program of up to 3,000,000 shares with a cumulative purchase limit of $12.5 million, which expired on November 17, 2006. During the three months ended June 30, 2008 and 2007, we did not repurchase any shares of our outstanding common stock.  Since the inception of our initial repurchase program on September 20, 2001, as of June 30, 2008, we have repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total purchase price of $32.9 million.

9. STOCK-BASED COMPENSATION

Contributory 401(k) Profit Sharing Plan

We provide our employees with a contributory 401(k) profit sharing plan. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement.  Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period. For the three months ended June 30, 2008 and 2007, our expense for the plan was approximately $114 thousand and $92 thousand, respectively.

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

On June 25, 2008, our Board of Directors adopted the 2008 Non-Employee Director Long-Term Incentive Plan (“Non-Employee Director Plan”) and the 2008 Employee Long-Term Incentive Plan (“the Employee Plan”).  Both the Non-Employee Director Plan and the Employee Plan are subject to shareholder approval at the annual meeting of the shareholders to be held on September 15, 2008.

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

As of June 30, 2008, a total of 2,202,814 shares of common stock have been reserved for issuance upon exercise of options granted under the Amended LTIP (2003).

Stock-Based Compensation Expense

In accordance with SFAS No. 123R, we recognized $31 thousand of stock-based compensation expense for the three months ended June 30, 2008 as compared to $1.5 million for the three months ended June 30, 2007.  As previously disclosed, during the three months ended June 30, 2007, 450,000 options were cancelled which resulted in the recognition of the remaining nonvested share-based compensation expense of $1.5 million for that period.   As of June 30, 2008, there was $27 thousand of unrecognized compensation expense related to nonvested options. This expense is expected to be fully recognized over the next three months.

Stock Option Activity

During the three months ended June 30, 2008 and 2007, there were no stock options granted to employees.

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

A summary of stock option activity during the three months ended June 30, 2008 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2008	1,240,813	$6.23 - $17.38	$9.78
Options granted	-	-	-
Options exercised	(49,800)	$6.86 - $9.00	$6.89
Options forfeited	(20,780)	$6.86 - $17.38	$11.25
Outstanding, June 30, 2008	1,170,233	$6.23 - $17.38	$9.87	2.5	$4,966,256
Vested or expected to vest at June 30, 2008	1,170,233		$9.87	2.5	$4,966,256
Exercisable, June 30, 2008	1,150,233		$9.82	2.4	$4,957,856

(1)	The total intrinsic value of stock options exercised during the three months ended June 30, 2008 was $236 thousand.

Additional information regarding stock options outstanding as of June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Exercise Price per Share	Weighted Avg. Contractual Life Remaining	Options Exercisable	Weighted Avg. Exercise Price per Share

$6.23 - $9.00	799,726	$7.74	1.9	799,726	$7.74
$9.01 - $13.50	166,500	$11.51	5.3	146,500	$11.29
$13.51 - $17.38	204,007	$16.89	2.8	204,007	$16.89

$6.23 - $17.38	1,170,233	$9.87	2.5	1,150,233	$9.82

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at April 1, 2008	20,000	$6.13

Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at June 30, 2008	20,000	$6.13

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

As of March 31, 2008, our gross FIN 48 tax liability was $712 thousand; we have decreased this liability by $208 thousand  based on the preliminary results of the Internal Revenue Service Audit for the periods March 31, 2004 through March 31, 2006.  We expect that the gross unrecognized tax benefit will decrease by approximately $44 thousand in the next 12 months related to this audit.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2008 includes additional interest of $12 thousand.

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

Both segments utilize our proprietary software and services throughout the organization. Sales and services and related costs of e-procurement software are included in the technology sales business unit. Income related to services generated by our proprietary software and services is included in the technology sales business unit.

The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies.” Corporate overhead expenses are allocated on the basis of employee headcount.

	Three months ended June 30, 2008
	Financing Business Unit	Technology Sales Business Unit	Total

Sales of product and services	$1,731	$164,028	$165,759
Sales of leased equipment	1,265	-	1,265
Lease revenues	11,625	-	11,625
Fee and other income	107	3,530	3,637
Total revenues	14,728	167,558	182,286
Cost of sales	2,315	142,628	144,943
Direct lease costs	3,794	-	3,794
Selling, general and administrative expenses	4,210	21,587	25,797
Segment earnings	4,409	3,343	7,752
Interest and financing costs	1,465	20	1,485
Earnings before income taxes	$2,944	$3,323	$6,267
Assets	$235,034	$157,431	$392,465

	Three months ended June 30, 2007
	Financing Business Unit	Technology Sales Business Unit	Total

Sales of product and services	$939	$205,615	$206,554
Sales of leased equipment	8,586	-	8,586
Lease revenues	19,146	-	19,146
Fee and other income	253	4,127	4,380
Total revenues	28,924	209,742	238,666
Cost of sales	8,868	184,521	193,389
Direct lease costs	6,023	-	6,023
Selling, general and administrative expenses	4,199	23,645	27,844
Segment earnings	9,834	1,576	11,410
Interest and financing costs	2,453	43	2,496
Earnings before income taxes	$7,381	$1,533	$8,914
Assets	$291,756	$159,462	$451,218

Included in the Financing Business Unit above are inter-segment accounts receivable of $48.8 million and $38.6 million for the three months ended June 30, 2008 and 2007, respectively.  Included in the Technology Sales Business Unit above are inter-segment accounts payable of $48.8 million and $38.6 million for the three months ended June 30, 2008 and 2007, respectively.

For the three months ended June 30, 2008 and 2007, our technology sales business unit sold products to our financing business unit of $0.4 million and $0.9 million, respectively.  These revenues were eliminated in our technology sales business unit for the same periods.

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

13. ACQUISITION

On May 9, 2008, we acquired certain assets and assumed certain liabilities of Network Architects, Inc., a San Francisco-based company, for approximately $364 thousand dollars in cash.  Additional consideration totaling $250 thousand may be due on the first and second anniversary dates of the purchase date to one of the principals if certain targets are met.  These assets and liabilities are included in our Unaudited Condensed Consolidated Financial Statements as of June 30, 2008.  This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141,“Business Combinations” and EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”   In accordance with EITF 95-8, once the contingency is resolved and considered distributable, we will record the fair value of the consideration issued as compensation expense in the period.

The estimated determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The estimated purchase price allocation was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. The assignment of amounts to some assets acquired and liabilities assumed are noted below, and was prepared on the basis of all information available. However, within the twelve month allocation period, goodwill and intangible asset amounts may change. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Property and equipment—net	$64
Intangible Assets:
Customer Relationship (estimated 5 year life)	200
Tradename (estimated 15 year life)	7
Goodwill	120
Other current liabilities	(27)
Net assets acquired	$364

All the assets acquired and liabilities assumed are included in ePlus Technology, inc., a subsidiary of ePlus inc., which is a part of the Technology Sales Business Unit Segment as of June 30, 2008.

Network Architects, Inc. is a Cisco-focused solution provider and consulting firm. Network Architects strengthens our existing footprint in the San Francisco Bay Area and improves our reach into the commercial marketplace for Cisco advanced technologies, a key strategic focus for us. In addition, Network Architects has highly experienced Cisco engineers with deep expertise in commercial marketplace solutions, including remote managed services solutions, systematic remote deployment and configuration, and security and network assessments.

The pro forma impact of Network Architects, Inc. on our historical operating results is not material.

14. SUBSEQUENT EVENT

On July 31, 2008, our Board of Directors authorized a share repurchase plan commencing after August 4, 2008.  The new share repurchase plan is for a 12-month period ending August 4, 2009 for up to 500,000 shares of ePlus’ outstanding common stock.  The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability.  Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2008 (the “2008 Annual Report”).  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors” in our 2008 Annual Report and in Part II, Item 1A of this quarterly report on Form 10-Q.

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

Financial Summary

During the three months ended June 30, 2008, sales decreased 23.6% to $182.3 million while total costs and expenses decreased 23.4% to $176.0 million.  Net income decreased 26.3% to $3.7 million as compared to the same period in the prior fiscal year.  Gross margin for product and services increased 3.0% to 13.3% during the three months ended June 30, 2008.  Cash increased $3.4 million or 5.9% to $61.8 million at June 30, 2008 compared to June 30, 2007.  Sales for the three months ended June 30, 2008 decreased as compared to the prior fiscal year due to an overall slow down in the economy, which affects our customers’ investment in capital equipment.

Business Unit Overview

Technology Sales Business Unit

The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources.

Our technology sales business unit derives revenue from the sales of new equipment and service engagements.  These revenues are reflected in our Unaudited Condensed Consolidated Statements of Operations under sales of product and services and fee and other income. Many customers purchase information technology equipment from us using Master Purchase Agreements (“MPAs”) in which the terms and conditions of our relationship are stipulated.  Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day terminations for convenience clauses. In addition, many of our customers place orders using purchase orders without an MPA in place. A substantial portion of our sales of product and services are from sales of Hewlett Packard and CISCO products, which represent approximately 20% and 37% of sales, respectively, for the three months ended June 30, 2008.

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

Through our technology sales business unit we also generate revenue through hosting arrangements and sales of software. These revenues are reflected in our Unaudited Condensed Consolidated Statements of Operations under fee and other income. In addition, fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income.

Financing Business Unit

The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The financing business unit derives revenue from leasing primarily information technology equipment and sales of leased equipment. These revenues are reflected in our Unaudited Condensed Consolidated Statements of Operations under lease revenues and sales of leased equipment.

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

We have expanded our product and service offerings under our comprehensive set of solutions which represents the continued evolution of our original implementation of our e-commerce products entitled ePlusSuite®. The expansion to our bundled solution is a framework that combines our IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

We expect to expand or open new sales locations and hire additional staff for specific targeted market areas in the near future whenever we can find both experienced personnel and qualified geographic areas.

As a result of our acquisitions and expansion of sales locations, our historical results of operations and financial position may not be indicative of our future performance over time.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 were scheduled to be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, "Effective Dates of FASB Statement No. 157," which defers the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2007.  We adopted SFAS No. 157 during the three months ended June 30, 2008.  The adoption of  SFAS No. 157 did not materially affect our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” ("SFAS No. 159"). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We adopted SFAS No. 159 during the three months ended June 30, 2008.  The adoption of  SFAS No. 159 did not materially affect our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. SFAS No. 141R applies to all transactions in which an entity obtains control of one or more businesses, including those without the transfer of consideration. SFAS No. 141R defines the acquirer as the entity that obtains control on the acquisition date. It also requires the measurement at fair value of the acquired assets, assumed liabilities and noncontrolling interest. In addition, SFAS No. 141R requires that the acquisition and restructuring related cost be recognized separately from the business combinations.  SFAS No. 141R requires that goodwill be recognized as of the acquisition date, measured as residual, which in most cases will result in the excess of consideration plus acquisition-date fair value of noncontrolling interest over the fair values of identifiable net assets. Under SFAS No. 141R, “negative goodwill,” in which consideration given is less than the acquisition-date fair value of identifiable net assets, will be recognized as a gain to the acquirer. SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact of SFAS No. 141R, if any, to our financial position and statement of operations.  We will adopt SFAS No. 141R for future business combinations that occur on or after April 1, 2009.

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

We consider the following accounting policies important in understanding the potential impact of our judgments and estimates on our operating results and financial condition. For additional accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies" to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

REVENUE RECOGNITION.  The majority of our revenues are derived from three sources:  sales of products and services, leased revenues and sales of software.  Our revenue recognition policies vary based upon these revenue sources.  We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”(“SAB 104”), issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery due to our sales terms with our customers and with our vendors.  For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon historical delivery dates.

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

As goodwill is not amortized, goodwill balances are regularly assessed for potential impairment. Such assessments require an analysis of future cash flow projections as well as a determination of an appropriate discount rate to calculate present values. Cash flow projections are based on management-approved estimates. Key factors used in estimating future cash flows include assessments of labor and other direct costs on existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. Significant changes in the estimates and assumptions used in purchase accounting and goodwill impairment testing can have a material effect on our Unaudited Condensed Consolidated financial statements.

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

SALES RETURNS ALLOWANCE.  The allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services in accordance with SFAS No. 48.  Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

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

Results of Operations — Three months ended June 30, 2008 Compared to Three months ended June 30, 2007

Revenues. We generated total revenues during the three months ended June 30, 2008 of $182.3 million compared to revenues of $238.7 million during the three months ended June 30, 2007, a decrease of 23.6%.  Decreases in sales in our technology subsidiary are primarily the result of our customers’ lower capital expenditures in response to a less robust economic condition.  Decreases in sales in the leasing subsidiary were due to a higher level of sales of lease schedules during the prior fiscal year.

Sales of product and services decreased 19.8% to $165.8 million during the three months ended June 30, 2008 compared to $206.6 million generated during the three months ended June 30, 2007.  This decrease in revenue is primarily attributed to an economic downturn, which generally results in our customers’ propensity to postpone technology equipment investments. Sales of product and services represented 90.9% and 86.5% of total revenue during the three months ended June 30, 2008 and 2007, respectively. The percentage increase in sales of product and services is a result of a proportionately larger decrease in sales of leased equipment and lease revenue.

We realized a gross margin on sales of product and services of 13.3% and 10.3% for three months ended June 30, 2008 and 2007, respectively.  Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers.

Lease revenues decreased 39.3% to $11.6 million for the three months ended June 30, 2008 from the three months ended June 30, 2007.  This decrease is due to a smaller number of leases in our operating and direct financing lease portfolio as a result of sales of leases during the same period in fiscal year 2007.

From time to time, our lessees purchase leased assets from us before and at the end of the lease term.  This amount is included in lease revenues in our Unaudited Condensed Consolidated Statements of Operations.  During three months ended June 30, 2008 sales of leased assets to lessees was $2.3 million, a 74.2% decrease from $9.0 million as of June 30, 2007. Of this amount, approximately $7.7 million was attributed to sales to a customer during the three months ended June 30, 2007.

We also recognize revenue from the sale of leased equipment to non-lessee third parties. During the three months ended June 30, 2008 and 2007, we sold a portion of our lease portfolio and recognized a gross margin of 3.1% and 4.7%, respectively, on these sales. The revenue recognized on the sale of leased equipment totaled approximately $1.3 million and $8.6 million, and the cost of leased equipment totaled $1.2 million and $8.2 million, for the three months ended June 30, 2008 and 2007, respectively.   The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”

For the three months ended June 30, 2008, fee and other income was $3.6 million, a decrease of 17.0% over the $4.4 million during the three months ended June 30, 2007.  This decrease was primarily driven by a decrease in sales of software and a decrease in agent fees from manufacturers for the three months ended June 30, 2008 in our technology sales business unit.  Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management.  The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Costs and Expenses. During the three months ended June 30, 2008, cost of sales, product and services decreased 22.4% to $143.7 million as compared to $185.2 million during the same period ended June 30, 2007.   This decrease corresponds to the decrease in sales of product and services in our technology sales business unit during the three months ended June 30, 2008.

Direct lease costs decreased 37.0% to $3.8 million during the three months ended June 30, 2008 as compared to the same period in the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating lease equipment.  Our investment in operating leases decreased 46.3% to $30.5 million at June 30, 2008 as compared to June 30, 2007.

Professional and other fees decreased 30.6% to $2.5 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  The decrease is primarily due to higher expenses in the same period last year relating to our investigation of stock option grants, which was commenced by our Audit Committee and previously disclosed in our Form 10-K for the year ended March 31, 2007.  In addition, during the three months ended June 30, 2008, we reduced our legal and outside consulting fees.

Salaries and benefits expense decreased 1.2% to $19.5 million during the three months ended June 30, 2008, which was driven by the recognition of $1.5 million stock-based compensation expense from the cancellation of options, during the three months ended June 30, 2007 as previously disclosed.  This decrease is offset by an increase in employees in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  We employed 687 people at June 30, 2008 as compared to 650 people at June 30, 2007.  The increase in headcount is attributable to the establishment of a telesales unit and the employment of several former consultants as professional services staff.

General and administrative expenses decreased 15.5% to $3.8 million during the three months ended June 30, 2008 as compared to the same period in the prior fiscal year. These decreases were due to increased efficiency in spending controls and efforts to enhance productivity.

Interest and financing costs decreased 40.5% to $1.5 million during the three months ended June 30, 2008, as compared to the same period in the prior fiscal year.  This decrease is primarily due to lower interest costs and related expenses as a result of our repayment of recourse notes payable related to our credit facility with National City Bank on December 31, 2007.  In addition, there was a decrease in non-recourse notes payable of 32.3% during the three months ended June 30, 2008 as compared to June 30, 2007.

Provision for Income Taxes. Our provision for income taxes decreased $1.3 million to $2.6 million for the three months ended June 30, 2008.  This decrease is primarily due to a decrease in net earnings for the period. Our effective income tax rates for the three months ended June 30, 2008 and 2007 were 41.1% and 43.7%, respectively.  The decrease in effective income tax rate is due to the non-deductible share-based compensation expense of $1.5 million related to the cancellation of 450,000 options during the same period in the prior fiscal year.

Net Earnings. The foregoing resulted in net earnings of $3.7 million for the three months ended June 30, 2008, a decrease of 26.3% as compared to $5.0 million during the same period in the prior fiscal year.

Basic and fully diluted earnings per common share were $0.45 and $0.43, respectively, for the three months ended June 30, 2008 as compared to $0.61 and $0.59, respectively, for the three months ended June 30, 2007.

Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2008 are 8,253,552 and 8,580,659, respectively.  For the three months ended June 30, 2007 the basic and diluted weighted average common shares outstanding are 8,231,741 and 8,434,774, respectively.

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

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GECDF, which is described in more detail below.  There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  After a customer places a purchase order with us and we have completed our credit check, we will place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable – floor plan” in our Unaudited Condensed Consolidated Balance Sheets.    Payments on the floor plan component are due on three specified dates each month which is generally 40-45 days from the invoice date.  At each due date, the payment is made by the accounts receivable component of our facility and reflected as “recourse notes payable” on our Unaudited Condensed Consolidated Balance Sheets.

All customer payments in our technology sales business segment are paid into lockbox accounts.  Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our accounts receivable facility at GECDF on a daily basis.  To the extent the monies from the lockboxes are insufficient to cover the amount due under the accounts receivable facility, we make a cash payment to GECDF for the deficit.  To the extent the monies received from the lockbox account exceed the amounts due under the accounts receivable facility, GECDF wires the excess funds to us.  These deficiency and excess payments are reflected as “net repayments (borrowings) on floor plan facility” in the cash flows from financing activities section of our Unaudited Condensed Consolidated Statements of Cash Flows.  We engage in this payment structure in order to minimize our interest expense in connection with financing the operations of our technology sales business segment.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three Months Ended June 30,
	2008	2007
Net cash used in operating activities	$(11,731)	$(12,547)
Net cash used in investing activities	(1,226)	(4,368)
Net cash provided by financing activities	16,371	24,685
Effect of exchange rate changes on cash	11	147
Net increase in cash and cash equivalents	$3,425	$7,917

Cash Flows from Operating Activities. Cash used in operating activities decreased in the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  Cash flows used in operations for the three months ended June 30, 2008 resulted primarily from payments from lessees directly to lenders – operating leases, a decrease in investment in direct financing and sales type leases — net, and increases in notes receivable, accounts receivable – net and other assets, partially offset by an increase in accounts payable – trade and salaries and commissions payable, accrued expenses and other liabilities.  The decrease in investment in leases and leased equipment—net and the gain on sale of operating leases is primarily due to the sale of lease schedules and net termination of operating leases.  The increase in notes receivable is primarily due to the addition of notes related to the financing of intangible assets to our lessees.  The increase in other assets is primarily due to the deferral of revenue related to customer orders in which hardware shipped and the corresponding service is not yet complete.

Cash Flows from Investing Activities.  Cash used in investing activities decreased in the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  This decrease was primarily due to a decrease in purchases of operating lease equipment of $1.3 million for the three months ended June 30, 2008 compared with $4.6 million for the three months ended June 30, 2007.  Cash used in investing activities also included cash paid, net of cash acquired in the amount of $364 thousand paid to acquire certain assets of Network Architects, Inc.

Cash Flows from Financing Activities.  Cash provided by financing activities decreased for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Cash flows from financing activities for the three months ended June 30, 2008 resulted primarily from non-recourse borrowings of $16.3 million, partially offset by repayments of non-recourse borrowings. Cash flows from non-recourse borrowings increased to $16.3 million at June 30, 2008 from $11.9 million at June 30, 2007 primarily due to the recordation of new leases.  In addition, net borrowings on the floor plan facility were $1.4 million and $16.1 million for the three months ended June 30, 2008 and 2007, respectively.  The decrease in cash flows provided by the floor plan facility is primarily due to a decrease in sales of product in our technology subsidiary.

Liquidity and Capital Resources

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease.  At June 30, 2008, our lease-related non-recourse debt portfolio increased 1.8% to $95.5 million as compared to $93.8 million at March 31, 2008.

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

Accrued expenses and other liabilities includes deferred expenses, income tax accrual and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $33.3 million and $30.4 million of accrued expenses and other liabilities as of June 30, 2008 and March 31, 2008, respectively, an increase of 9.7%.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  As of June 30, 2008, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million.  Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2008. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates.  We have delivered the annual audited financial statements for the year ended March 31, 2008 as required.The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products is financed through a floor plan component in which interest expense for the first thirty- to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our Unaudited Condensed Consolidated Balance Sheets, as they are normally repaid within the thirty- to forty-five day time frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the thirty- to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances (in thousands) for the dates indicated were as follows:

Maximum Credit Limit at June 30, 2008	Balance as of June 30, 2008	Maximum Credit Limit at March 31, 2008	Balance as of March 31, 2008
$125,000	$57,055	$125,000	$55,634

Accounts Receivable Component

Included within the floor plan component, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit.  On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our customers into a lockbox and our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Unaudited Condensed Consolidated Balance Sheets.

The respective accounts receivable component credit limits and actual outstanding balances (in thousands) for the dates indicated were as follows:

Maximum Credit Limit at June 30, 2008	Balance as of June 30, 2008	Maximum Credit Limit at March 31, 2008	Balance as of March 31, 2008
$30,000	$-	$30,000	$-

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

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, sell assets or merge with another company.  Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin. The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans.   As of June 30, 2008, we had no outstanding balance on the facility.

In general, we may use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties.  The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. We are in compliance with these covenants as of June 30, 2008.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro forma financial projections, by certain dates. As required by Section 5.1 of the facility, we have delivered all financial statements.

Performance Guarantees

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations. We are in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our Unaudited Condensed Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, and other factors. See Part I, Item 1A, “Risk Factors,” in our 2008 Annual Report.  Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party.  Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2008 due to the existing material weakness in our internal control over financial reporting as discussed below.

Changes in Internal Controls

During the course of preparing our Unaudited Condensed Consolidated Financial Statements for the quarter ended December 31, 2006, we identified a material weakness related to the cut-off of accrued liabilities. As of June 30, 2008, we are continuing to remediate this material weakness by implementing additional procedures related to the cut-off of accrued liabilities. In addition, we have developed enhancements to our controls surrounding these cut-off issues including, but not limited to, electronically tracking liabilities incurred from third parties related to service engagements, and enhanced monitoring of our accounts payable obligations. The actions we plan to take are subject to continued management review supported by confirmation and testing as well as Audit Committee oversight.

As of June 30, 2008, the material weakness disclosed in our Form 10-Q/A for the period ended December 31, 2007 and filed on June 30, 2008, which related to an error in classifying the sale of operating leases in our Unaudited Condensed Consolidated Statement of Cash Flows for nine months ended December 31, 2007 has been remediated by developing further procedures to review the presentation of significant and infrequent transactions.  In addition, as soon as practicable, we will provide focused training on the preparation of cash flow statements to our staff.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Cyberco Related Matters

We have been involved in several matters relating to a customer named Cyberco Holdings, Inc. (“Cyberco”).  The Cyberco principals were perpetrating a scam, and at least five principals have pled guilty to criminal conspiracy and/or related charges, including bank fraud, mail fraud and money laundering.

Two lenders who financed our transactions with Cyberco filed claims against our subsidiary, ePlus Group, inc.  As previously disclosed, those lawsuits have been resolved.  In one remaining matter, Banc of America Leasing and Capital, LLC (“BoA”) filed a lawsuit against ePlus inc. in the Circuit Court for Fairfax County, Virginia on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco transaction.  We are vigorously defending this suit.  We cannot predict the outcome of this suit.

We are also pursuing avenues to recover our losses relating to Cyberco.  We filed two claims in state court in California against BoA seeking relief on matters not adjudicated between the parties in Virginia. On or about May 2, 2008, one of those claims was dismissed.  On July 18, 2008, the court issued a tentative ruling dismissing the second claim, but no judgment has yet been entered and the time to file an appeal has not yet lapsed. In June 2007, ePlus Group, inc. and two other Cyberco victims filed suit in the United States District Court for the Western District of Michigan against The Huntington National Bank. The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion. While we believe that we have a basis for these claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

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

We are currently engaged in a dispute with the government of the District of Columbia ("DC") regarding personal property taxes on property we financed for our customers. DC is seeking approximately $508 thousand, plus interest and penalties, relating to property we financed for our customers. We believe the tax is owed by our customers, and are seeking resolution in DC's Office of Administrative Hearings. We cannot predict the outcome of this matter. While management does not believe this matter will have a material effect on its financial condition and results of operations, resolution of this dispute is ongoing.

There can be no assurance that these or any existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, or results of operations or cash flows.

Item 1A. Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any ePlus inc. common stock during the three months ended June 30, 2008.

The timing and expiration date of the stock repurchase authorizations are included in Note 8, “Stock Repurchase”  and Note 14, “Subsequent Event” to our Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On June 25, 2008, our Board of Directors approved the Amended and Restated Bylaws, which amended, among other things, the procedures for stockholders to submit proposals or nominate directors. In accordance with our current Bylaws, shareholders who wish to submit a proposal for consideration at an annual meeting that is not to be included in the Company’s proxy materials, or wish to nominate a candidate for election to the Board of Directors at an annual meeting, their proposal or nomination must be submitted in writing and received by the Corporate Secretary not less than 60 days before the date of the first anniversary of the prior year’s annual meeting if the annual meeting is held within 30 days of the anniversary of the prior year’s annual meeting, otherwise, within seven days after the first public announcement of the date of the annual meeting.

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

ePlus inc.

Date: August 14, 2008	/s/PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer

Date: August 14, 2008	/s/STEVEN J. MENCARINI
By: Steven J. Mencarini
Chief Financial Officer