Form 10-Q
period 2008-09-30
EPLUS INC
filed 2008-11-13
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____ .

Commission file number: 1-34167

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

The number of shares of common stock outstanding as of October 31, 2008 was 8,399,598.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	September 30, 2008	March 31, 2008
ASSETS	(in thousands)

Cash and cash equivalents	$75,176	$58,423
Accounts receivable—net	113,359	109,706
Notes receivable	2,252	726
Inventories—net	9,598	9,192
Investment in leases and leased equipment—net	141,149	157,382
Property and equipment—net	4,019	4,680
Other assets	18,591	13,514
Goodwill	26,245	26,125
TOTAL ASSETS	$390,389	$379,748

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$8,698	$6,744
Accounts payable—trade	21,711	22,016
Accounts payable—floor plan	59,586	55,634
Salaries and commissions payable	4,874	4,789
Accrued expenses and other liabilities	30,571	30,372
Income taxes payable	703	-
Non-recourse notes payable	86,678	93,814
Deferred tax liability	2,677	2,677
Total Liabilities	215,498	216,046

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;11,378,588 issued and 8,399,598 outstanding at September 30, 2008 and 11,210,731 issued and 8,231,741 outstanding at March 31, 2008	113	112
Additional paid-in capital	78,456	77,287
Treasury stock, at cost, 2,978,990 and 2,978,990 shares, respectively	(32,884)	(32,884)
Retained earnings	128,736	118,623

Accumulated other comprehensive income—foreign currency translation adjustment	470	564
Total Stockholders' Equity	174,891	163,702
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$390,389	$379,748

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

	(amounts in thousands, except per share data)

Sales of product and services	$179,491	$189,680	$345,250	$396,234
Sales of leased equipment	2,182	18,218	3,447	26,804
	181,673	207,898	348,697	423,038

Lease revenues	12,211	12,470	23,836	31,616
Fee and other income	2,974	4,633	6,611	9,013
	15,185	17,103	30,447	40,629

TOTAL REVENUES	196,858	225,001	379,144	463,667

COSTS AND EXPENSES

Cost of sales, product and services	154,414	166,193	298,131	351,400
Cost of leased equipment	2,034	17,429	3,260	25,611
	156,448	183,622	301,391	377,011

Direct lease costs	3,833	5,870	7,627	11,893
Professional and other fees	1,808	3,504	4,353	7,171
Salaries and benefits	18,672	17,208	38,136	36,902
General and administrative expenses	3,801	3,892	7,589	8,375
Interest and financing costs	1,467	2,276	2,952	4,772
	29,581	32,750	60,657	69,113

TOTAL COSTS AND EXPENSES (1)(2)	186,029	216,372	362,048	446,124

EARNINGS BEFORE PROVISION FOR INCOME TAXES	10,829	8,629	17,096	17,543

PROVISION FOR INCOME TAXES	4,409	3,775	6,983	7,679

NET EARNINGS	$6,420	$4,854	$10,113	$9,864

NET EARNINGS PER COMMON SHARE—BASIC	$0.77	$0.59	$1.22	$1.20
NET EARNINGS PER COMMON SHARE—DILUTED	$0.74	$0.59	$1.18	$1.18

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,299,496	8,231,741	8,276,650	8,231,741
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,622,562	8,331,044	8,597,896	8,363,348

(1)	Includes amounts to related parties of $278 thousand and $281 thousand for the three months ended September 30, 2008 and September 30, 2007, respectively.
(2)	Includes amounts to related parties of $556 thousand and $524 thousand for the six months ended September 30, 2008 and September 30, 2007, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$10,113	$9,864

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8,091	11,969
Reserves for credit losses and sales returns	650	552
Provision for inventory allowances and inventory returns	559	(52)
Impact of stock-based compensation	61	1,532
Excess tax benefit from exercise of stock options	(107)	-
Tax benefit of stock options exercised	140	-
Deferred taxes	-	(251)
Payments from lessees directly to lenders—operating leases	(4,861)	(7,636)
Loss on disposal of property and equipment	16	4
Loss (gain) on sales or disposal of operating lease equipment	(953)	919
Excess increase in cash value of officers life insurance	(66)	(31)
Changes in:
Accounts receivable—net	(4,336)	(18,123)
Notes receivable	(1,526)	(1,326)
Inventories—net	(965)	(922)
Investment in direct financing and sale-type leases —net	(11,541)	5,484
Other assets	(4,675)	(2,055)
Accounts payable—equipment	2,302	1,611
Accounts payable—trade	(311)	7,329
Salaries and commissions payable, accrued expenses and other liabilities	960	4,729
Net cash provided by (used in) operating activities	(6,449)	13,597

Cash Flows From Investing Activities:
Proceeds from sale or disposal of operating lease equipment	2,192	1,415
Purchases of operating lease equipment	(2,287)	(6,102)
Purchases of property and equipment	(388)	(812)
Premiums paid on officers' life insurance	(157)	(159)
Cash used in acquisitions, net of cash acquired	(364)	-
Net cash used in investing activities	(1,004)	(5,658)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Six Months Ended September 30,
	2008	2007
Cash Flows From Financing Activities:	(in thousands)
Borrowings:
Non-recourse	22,747	12,422
Repayments:
Non-recourse	(3,474)	(10,976)
Proceeds from issuance of capital stock, net of expenses	969	-
Excess tax benefit from exercise of stock options	107	-
Net borrowings on floor plan facility	3,951	3,063
Net cash provided by financing activities	24,300	4,509

Effect of Exchange Rate Changes on Cash	(94)	268

Net Increase in Cash and Cash Equivalents	16,753	12,716

Cash and Cash Equivalents, Beginning of Period	58,423	39,680

Cash and Cash Equivalents, End of Period	$75,176	$52,396

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$267	$727
Cash paid for income taxes	$5,857	$4,874

Schedule of Non-cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$52	$39
Purchase of operating lease equipment included in accounts payable	$21	$42
Principal payments from lessees directly to lenders	$26,410	$32,576

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three and six months ended September 30, 2008 and 2007

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

REVENUE RECOGNITION — The majority of our revenues is derived from three sources: sales of products and services, lease revenues and sales of our software. Our revenue recognition policies vary based upon these revenue sources.

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

We also sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.” We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no cost of sales. In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as sales of product and services and the related freight costs as cost of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

VENDOR CONSIDERATION — We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations in accordance with EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

RESERVES FOR CREDIT LOSSES —The reserve for credit losses (the “reserve”) is maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management’s determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer’s financial condition, the value of the underlying collateral and funding status (i.e., not funded or discounted on a recourse or partial recourse basis, or funded on a non-recourse basis).

Sales are reported net of returns and allowances.  Allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services in accordance with SFAS No. 48,“Revenue Recognition when the Right of Return Exist” (“SFAS No. 48”).  Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns, current economic conditions, volume and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and a money market account which consists of short-term U.S. treasury securities with original maturities less than or equal to 90 days. Interest income on these short-term investments is recognized when earned. There are no restrictions on the withdrawal of funds from our money market account.

INVENTORIES — Inventories are stated at the lower of cost (weighted average basis) or market and are shown net of allowance for obsolescence.

PROPERTY AND EQUIPMENT — Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software capitalized for internal use was $29 thousand and $510 thousand during the six months ended September 30, 2008 and 2007, respectively, which is included in the accompanying Unaudited Condensed Consolidated Balance Sheets as a component of property and equipment—net.  We had capitalized costs, net of amortization, of approximately $1.0 million at September 30, 2008 and $1.2 million at March 31, 2008.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers.  For the six months ended September 30, 2008 and 2007, no such costs were capitalized.  We had $486 thousand and $572 thousand of capitalized costs, net of amortization, at September 30, 2008 and March 31, 2008, respectively.

GOODWILL AND INTANGIBLE ASSETS — We record, as goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired in a purchase transaction. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform an impairment test for goodwill at September 30th of each year and follow the two-step process prescribed in SFAS No. 142 to test our goodwill for impairment under the transitional goodwill impairment test. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.  Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method. An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. As of September 30, 2008, no indicators of impairment have been identified.

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

FAIR VALUE MEASUREMENT— We adopted SFAS No. 157, Fair Value Measurements, as amended, on April 1, 2008. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently analyzing the impact, if any, of adopting SFAS No. 157 for nonfinancial assets and liabilities.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of an Asset When the Market For that Asset is not Active, clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - observable inputs such as quoted prices in active markets;
•	Level 2 - inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
•	Level 3 - unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, on April 1, 2008. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159.

For the financial instruments that are not accounted for under SFAS 157, which consist primarily of cash and cash equivalents, short-term government debt instruments, accounts receivables, accounts payable and accrued expenses and other liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities. The carrying amount of our non-recourse and recourse notes payable approximates its fair value. We determined the fair value of notes payable by applying the average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments.  The average portfolio debt rate is a weighted average of all individual discount rates associated with each lease.  The discount rate for each lease is an agreed upon rate between two unrelated parties – either between the lender and us or between the lessee and the lender. The estimated fair value and carrying amount of our recourse and non-recourse notes payable at September 30, 2008 was $86.2 million and $86.7 million, respectively, and at March 31, 2008, they were $93.3 million and $93.8 million, respectively.  As the fair value approximates the carry costs of these notes payable, we report them at carrying costs on our Unaudited Condensed Consolidated Balance Sheet.  We do not have any other balance sheet items carried at fair value on a recurring basis.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying Unaudited Condensed Consolidated Balance Sheet.

INCOME TAXES — Deferred income taxes are accounted for in accordance with SFAS No. 109,“Accounting  for Income Taxes.”  Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement reporting and tax bases of assets and liabilities, using tax rates currently in effect. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not. In addition, on April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.  This policy did not change as a result of the adoption of FIN 48.  We have recorded a cumulative effect adjustment to reduce our fiscal 2008 balance of beginning retained earnings by $491 thousand in our Unaudited Condensed Consolidated Financial Statements.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the six months ended September 30, 2008, other comprehensive loss was $94 thousand, and net income was $10.1 million, resulting in total comprehensive income of $10.0 million.  For the six months ended September 30, 2007, other comprehensive income was $268 thousand and net income was $9.9 million, resulting in total comprehensive income of $10.1 million.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share”(“SFAS No. 128”). In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,299,496 and 8,276,650 for the three and six months ended September 30, 2008, respectively, and 8,231,741 for both the three and six months ended September 30, 2007.  Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,622,562 and 8,597,896 for the three and six months ended September 30, 2008, respectively, and 8,331,044 and 8,363,348 for the three and six months ended September 30, 2007.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

SHARE-BASED COMPENSATION — We currently have two equity incentive plans which provide us with the opportunity to compensate directors and selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, which vest over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants.  We also have options outstanding under three previous incentive plans, under which we no longer grant awards.

We account for share-based compensation under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Total share-based compensation expense, which includes expense recognized for the grants of options and restricted stock for our employees and non-employee directors, was $31 thousand and $20 thousand for the three months ended September 30, 2008 and 2007, respectively.  Total share-based compensation expense for the six months ended September 30, 2008 and 2007, was $62 thousand and $1.5 million, respectively. As previously disclosed, during the six months ended September 30, 2007, 450,000 options were cancelled which resulted in the recognition of the remaining nonvested share-based compensation expense of $1.5 million for that period. At September 30, 2008, there were no unrecognized compensation expense related to nonvested options since all options were vested.  Unrecognized compensation expense related to restricted stock is $417 thousand at September 30, 2008, which will be fully recognized over the next two years.

RECENT ACCOUNTING PRONOUNCEMENTS  — In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. SFAS No. 141R applies to all transactions in which an entity obtains control of one or more businesses, including those without the transfer of consideration. SFAS No. 141R defines the acquirer as the entity that obtains control on the acquisition date. It also requires the measurement at fair value of the acquired assets, assumed liabilities and noncontrolling interest. In addition, SFAS No. 141R requires that the acquisition and restructuring related costs be recognized separately from the business combinations.  SFAS No. 141R requires that goodwill be recognized as of the acquisition date, measured as residual, which in most cases will result in the excess of consideration plus acquisition-date fair value of noncontrolling interest over the fair values of identifiable net assets. Under SFAS No. 141R, “negative goodwill,” in which consideration given is less than the acquisition-date fair value of identifiable net assets, will be recognized as a gain to the acquirer. SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact of SFAS No. 141R, if any, to our financial position and statement of operations.  We will adopt SFAS No. 141R for future business combinations that occur on or after April 1, 2009.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 to have a material effect on our financial condition and results of operations.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The provisions of FSP No. 142-3 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In June 2008, the FASB issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." In the EITF 03-6-1, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS.  Since we have not historically paid dividends, we do not expect this provision to have any material impact on our financial position or results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The provisions of FSP No. 157-3 were effective upon issuance and for financial statements not yet reported.  The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial statements.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following:

	As of
	September 30, 2008	March 31, 2008
	(in thousands)
Investment in direct financing and sales-type leases—net	$113,566	$124,254
Investment in operating lease equipment—net	27,583	33,128
	$141,149	$157,382

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	September 30, 2008	March 31, 2008
	(in thousands)
Minimum lease payments	$110,077	$120,224
Estimated unguaranteed residual value (1)	14,751	17,831
Initial direct costs, net of amortization (2)	1,077	1,122
Less: Unearned lease income	(10,939)	(13,568)
Reserve for credit losses	(1,400)	(1,355)
Investment in direct financing and sales-type leases—net	$113,566	$124,254

(1)	Includes estimated unguaranteed residual values of $1,616 thousand and $2,315 thousand as of September 30, 2008 and March 31, 2008, respectively, for direct financing SFAS No. 140 leases.
(2)	Initial direct costs are shown net of amortization of $1,226 thousand and $1,536 thousand as of September 30, 2008 and March 31, 2008, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows:

	As of
	September 30, 2008	March 31, 2008
	(in thousands)
Cost of equipment under operating leases	$58,298	$62,311
Less: Accumulated depreciation and amortization	(30,715)	(29,183)
Investment in operating lease equipment—net (1)	$27,583	$33,128

(1) Includes estimated unguaranteed residual values of $12,568 thousand and $17,699 thousand as of September 30, 2008 and March 31, 2008, respectively, for operating leases.

During the six months ended September 30, 2008 and 2007, we sold portions of our lease portfolio.  The sales were reflected in our Unaudited Condensed Consolidated Financial Statements as sales of leased equipment totaling approximately $3.4 million and $26.8 million, and cost of leased equipment of $3.3 million and $25.6 million, for the six months ended September 30, 2008 and 2007, respectively. There was a corresponding reduction of investment in leases and lease equipment − net of $3.3 million and $25.6 million at September 30, 2008 and 2007, respectively.

3. RESERVES FOR CREDIT LOSSES

As of March 31, 2008 and September 30, 2008, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2007	$2,060	$1,641	$3,701

Provision for Bad Debts	55	(245)	(190)
Recoveries	40	-	40
Write-offs and other	(453)	(41)	(494)
Balance March 31, 2008	1,702	1,355	3,057

Provision for Bad Debts	85	46	131
Recoveries	51	-	51
Write-offs and other	(104)	(1)	(105)
Balance September 30, 2008	$1,734	$1,400	$3,134

4. RECOURSE AND NON-RECOURSE NOTES PAYABLE

We do not have any recourse notes payable as of September 30, 2008 and March 31, 2008.  Non-recourse obligations consist of the following:

	As of
	September 30, 2008	March 31, 2008
	(in thousands)

Non-recourse equipment notes secured by lease payments and leased equipment with interest rates ranging from 4.65% to 8.5% for the six months ended September 30, 2008 and 4.02% to 10.77% for year ended March 31, 2008.	$86,678	$93,814

During the six months ended September 30, 2008 and 2007, we sold portions of our lease portfolio.  The sales were reflected in our Unaudited Condensed Consolidated Financial Statements as sales of leased equipment totaling approximately $3.4 million and $26.8 million, and cost of leased equipment of $3.3 million and $25.6 million, for the six months ended September 30, 2008 and 2007, respectively. There was a corresponding reduction of investment in leases and lease equipment − net of $3.3 million and $25.6 million at September 30, 2008 and 2007, respectively.

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

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”).  This facility provides short-term capital for our reseller business.  There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $59.6 million and $55.6 million as of September 30, 2008 and March 31, 2008, respectively.  Under the accounts receivable component, we had no outstanding balances as of September 30, 2008 and March 31, 2008.  As of September 30, 2008, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%.  Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2008. Either party may terminate with 90 days’ advance notice.

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

National City provides a credit facility which can be used for all ePlus inc.’s subsidiaries.  Borrowings under our $35 million line of credit from National City Bank are subject to certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. We are in compliance with these covenants as of September 30, 2008. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables, and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our audited and unaudited financial statements, and pro-forma financial projections, by certain dates. As required by Section 5.1 of the facility, we have delivered all financial statements. We have no balance on this facility as of September 30, 2008.

5. RELATED PARTY TRANSACTIONS

We lease approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC for a monthly rent payment of approximately $93 thousand.  Norton Building 1, LLC is a limited liability company owned in part by the spouse of Mr. Norton, our President and CEO, and in part in trust for his children.  Since May 31, 2007, Mr. Norton has not had a managerial or executive role in Norton Building 1, LLC.  The lease was approved by the Board of Directors prior to its commencement, and viewed by the Board as being at or below comparable market rents, and ePlus has the right to terminate up to 40% of the leased premises for no penalty, with six months' notice.  The current lease will expire on December 31, 2009 with an option to renew for an additional five years.  During the three months ended September 30, 2008 and 2007, we paid rent in the amount of $278 thousand and $281 thousand, respectively.  During the six months ended September 30, 2008 and 2007, we paid rent in the amount of $556 thousand and $524 thousand, respectively.

6. COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.

Litigation

We have been involved in several matters relating to a customer named Cyberco Holdings, Inc. ("Cyberco").  The Cyberco principals were perpetrating a scam, and at least five principals have pled guilty to criminal conspiracy and/or related charges, including bank fraud, mail fraud and money laundering.  One lender who financed our transaction with Cyberco, Banc of America Leasing and Capital, LLC ("BoA"), filed a lawsuit against ePlus inc. in the Circuit Court for Fairfax County, Virginia on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group's obligations to BoA relating to the Cyberco transaction.  We are vigorously defending this suit.  As we do not believe a loss is probable or the amount is reasonably estimable, we have not accrued for this matter.

On January 18, 2007, a stockholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia. The amended complaint names ePlus inc. as nominal defendant, and personally names eight individual defendants who are directors and/or executive officers of ePlus. The amended complaint alleges violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets and unjust enrichment. We have filed a Motion to Dismiss the plaintiff's amended complaint. The amended complaint seeks monetary damages from individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys' fees. As we do not believe a loss is probable or the amount is reasonably estimable, we have not accrued for this matter.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management does not believe that the ultimate resolution will have a material effect on our Unaudited Condensed Consolidated Financial Statements.

Regulatory and Other Legal Matters

In June 2006, the Audit Committee commenced an investigation of our stock option grants since our initial public offering in 1996. In August 2006, the Audit Committee voluntarily contacted and advised the staff of the SEC of its investigation and the Audit Committee's preliminary conclusion that a restatement would be required. This restatement was included in our Form 10-K for the fiscal year ended March 31, 2006 and was filed with the SEC on August 16, 2007. The SEC opened an informal inquiry and we have and will continue to cooperate with the staff. No amount has been accrued for this matter.

We are currently engaged in a dispute with the government of the District of Columbia ("DC") regarding personal property taxes on property we financed for our customers. DC is seeking payment for property taxes relating to property we financed for our customers. We believe the tax is owed by our customers, and are seeking resolution in DC's Office of Administrative Hearings. Additionally, if we pay the taxes, we believe our customers are contractually obligated to reimburse us for the amount of the tax. Based on changes in the current status of the dispute subsequent to the quarter end, we have recorded a $826 thousand liability to DC for taxes due to date, and a related receivable from our lessees as of September 30, 2008.

7. EARNINGS PER SHARE

Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share” ("SFAS No. 128"). In accordance with SFAS No. 128, basic EPS amounts are calculated based on three and six months weighted average shares outstanding of 8,299,496 and 8,276,650 at September 30, 2008 and 8,231,741 and 8,231,741 at September 30, 2007, respectively.  Diluted EPS amounts are calculated based on three and six months weighted average shares outstanding and potentially dilutive common stock equivalents of 8,622,562 and 8,597,896 at September 30, 2008 and 8,331,044 and 8,363,348 at September 30, 2007, respectively.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2008 and 2007 (in thousands, except per share data).

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Net income available to common shareholders—basic and diluted	$6,420	$4,854	$10,113	$9,864

Weighted average shares outstanding — basic	8,299	8,232	8,277	8,232
Effect of dilutive shares	324	99	321	131
Weighted average shares outstanding — diluted	$8,623	$8,331	$8,598	$8,363

Income per common share:
Basic	$0.77	$0.59	$1.22	$1.20
Diluted	$0.74	$0.59	$1.18	$1.18

Unexercised employee stock options of 287,000 shares of our common stock were not included in the computations of diluted EPS for both the three and six months ended September 30, 2008, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

8. STOCK REPURCHASE

On July 31, 2008, our Board authorized a share repurchase plan commencing after August 4, 2008.  The new share repurchase plan is for a 12-month period ending August 4, 2009 for up to 500,000 shares of ePlus’ outstanding common stock.  The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability.  Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.  The previous stock repurchase program expired on November 17, 2006.  During the three and six months ended September 30, 2008 and 2007, we did not repurchase any shares of our outstanding common stock.  Since the inception of our initial repurchase program on September 20, 2001, as of September 30, 2008, we have repurchased 2,978,990 shares of our outstanding common stock at an average cost of $11.04 per share for a total purchase price of $32.9 million.

9. SHARE-BASED COMPENSATION

Contributory 401(k) Profit Sharing Plan

We provide our employees with a contributory 401(k) profit sharing plan. To be eligible to participate in the plan, employees must be at least 21 years of age and have completed a minimum service requirement. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period. For the three months ended September 30, 2008 and 2007, our expense for the plan was approximately $93 thousand and $71 thousand, respectively.  For the six months ended September 30, 2008 and 2007, our expense for the plan was approximately $207 thousand and $163 thousand, respectively.

Share-Based Plans

We have issued share-based awards under one of the following plans: (1) the 1998 Long-Term Incentive Plan (the “1998 LTIP”), (2) Amendment and Restatement of the 1998 Stock Incentive Plan (2001) (the “Amended LTIP (2001)”) , (3) Amendment and Restatement of the 1998 Stock Incentive Plan (2003) (the “Amended LTIP (2003)”), (4) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”) or (5) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”). However, we no longer issue awards under the 1998 LTIP, the Amended LTIP (2001), or the  Amended LTIP (2003). Awards are only issued under the 2008 Director LTIP and the 2008 Employee LTIP. Sections of these plans are summarized below. All the share-based plans require the use of the previous trading day's closing price when the grant date falls on a date the stock was not traded.

1998 Long-Term Incentive Plan

The 1998 LTIP was adopted by the Board on July 28, 1998, which is its effective date, and approved by the shareholders on September 16, 1998. The allowable number of shares under the 1998 LTIP is 20% of the outstanding shares, less shares previously granted and shares purchased through our then-existing employee stock purchase program. It specified that options shall be priced at not less than fair market value. The 1998 LTIP consolidated the Company’s preexisting stock incentive plans and made the Compensation Committee of the Board responsible for its administration. The 1998 LTIP required that grants be evidenced in writing, but the writing was not a condition precedent to the grant of the award.

Under the 1998 LTIP, options are to be automatically awarded to non-employee directors the day after the annual shareholders meeting to all non-employee directors in service as of that day. No automatic annual grants may be awarded under the LTIP after September 1, 2006. The LTIP also permits for discretionary option awards to directors.

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

The Amended LTIP (2001) was amended on July 15, 2003 by the Board and approved by the stockholders on September 18, 2003. Primarily, the amendment modified the aggregate number of shares available under the plan to a fixed number (3,000,000). Although the language varies somewhat from earlier plans, it permits the Board or Compensation Committee to delegate authority to a committee of one or more directors who are also officers of the corporation to award options under certain conditions. The Amended LTIP (2003) replaced all the prior plans, and covered option grants for employees, executives and outside directors.

On September 15, 2008, our shareholders approved the 2008 Director LTIP and the 2008 Employee LTIP.  Both of the plans were adopted by the Board on June 25, 2008.  As a result of the approval of these plans, the Company does not intend to grant any awards under the Amended LTIP (2003) or any earlier plan.

2008 Non-Employee Director Plan

Under the 2008 Director LTIP, 250,000 shares are authorized for grant to non-employee directors.  The purpose of the 2008 Director LTIP is to align the economic interests of the directors with the interests of shareholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors.  Under the 2008 Director LTIP, each non-employee director received a one-time grant of a number of restricted shares of common stock having a grant-date fair value of $35,000.  The grant-date fair value for this one-time grant was determined based on the share closing price on September 25, 2008.  In addition, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date.  Directors may elect to receive their cash compensation in restricted stock.  These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of.  Half of these shares will vest on the one-year and second-year anniversary from the date of the grant.

2008 Employee Long-Term Incentive Plan

Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other shared-based awards to ePlus employees.  The purposes of the 2008 Employee LTIP are to encourage our employees to acquire a proprietary interest in the growth and performance of the Company, thus enhancing the value of the Company for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals.  The 2008 Employee LTIP will be administered by the compensation committee of the Board of Directors.  Shares issuable under the 2008 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury.  Shares under the 2008 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above.  We have not granted any awards under the 2008 Employee LTIP as of September 30, 2008.

Stock Option Activity

During the three and six months ended September 30, 2008 and 2007, there were no stock options granted to employees.

A summary of stock option activity during the six months ended September 30, 2008 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2008	1,240,813	$6.23 - $17.38	$9.78
Options granted	-	-	-
Options exercised	(129,325)	$6.86 - $9.00	$7.83
Options forfeited	(24,287)	$6.86 - $17.38	$11.59
Outstanding, September 30, 2008	1,087,201	$6.23 - $17.38	$9.97	2.4	$2,402,528
Vested or expected to vest at September 30, 2008	1,087,201		$9.97	2.4	$2,402,528
Exercisable, September 30, 2008	1,087,201		$9.97	2.4	$2,402,528

(1) The total intrinsic value of stock options exercised during the six months ended September 30, 2008 was $531 thousand.

Additional information regarding stock options outstanding as of September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Exercise Price per Share	Weighted Avg. Contractual Life Remaining	Options Exercisable	Weighted Average Exercise Price per Share

$6.23 - $9.00	720,201	$7.67	1.8	720,201	$7.67
$9.01 - $13.50	166,500	$11.51	5.0	166,500	$11.51
$13.51 - $17.38	200,500	$16.95	2.6	200,500	$16.95

$6.23 - $17.38	1,087,201	$9.97	2.4	1,087,201	$9.97

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at April 1, 2008	20,000	$6.13

Granted	-
Vested	(20,000)	$6.13
Forfeited	-
Nonvested at September 30, 2008	-

Restricted Stock

On September 25, 2008, each non-employee director received an annual grant of restricted shares of common stocks.  The number of shares subject to the grant was determined based on the cash compensation received by a non-employee director in the entire fiscal year immediately prior to the grant date, which was $35,000.  In addition, each non-employee director received a one-time grant of a number of restricted shares of common stock having a grant-date fair value of $35,000.  The grant-date fair value for this one-time grant was determined based on the share closing price on September 25, 2008. The total number of shares of restricted stock granted to all non-employee directors for the one-time and annual grant was 38,532.  The closing price of our common stock on September 25, 2008 was $10.90, resulting in a total grant-date fair value of $420,000. These shares will be vested over a two-year period and we will recognize share-base compensation expense over the service period. We estimate the forfeiture rate of the restricted stock to be zero.

A summary of restricted stock activity during the six months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding, April 1, 2008
Shares granted	38,532	$10.90
Shares forfeited	-
Outstanding, September 30, 2008	38,532	$10.90

Vested or expected to vest at September 30, 2008	-
Exercisable, September 30, 2008	-

Shared-based Compensation Expense

We recognized a total $31 thousand and $62 thousand of shared-based compensation expense for the three and six months ended September 30, 2008, respectively. Shared-based compensation recognized for the restricted stock is approximately $4 thousand for the three and six months ended September 30, 2008.  Shared-based compensation expense recognized for stock options was $27 thousand and $58 thousand for the three and six months ended September 30, 2008, respectively. The shared-based compensation expense recognized was $20 thousand and $1.5 million for the three and six months ended September 30, 2007, respectively. As previously disclosed, during the six months ended September 30, 2007, 450,000 options were cancelled which resulted in the recognition of the remaining nonvested share-based compensation expense of $1.5 million for that period. At September 30, 2008, there was no unrecognized compensation expense related to nonvested options because all the options  were vested.  Unrecognized compensation expense related to the restricted stock was $417 thousand which will be fully recognized over the next two years.

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

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our Unaudited Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2008 includes additional interest of $11 thousand and $23 thousand, respectively.

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

Both segments utilize our proprietary software and services throughout the organization. Sales and services and related costs of our software are included in the technology sales business unit.

The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies.” Corporate overhead expenses are allocated on the basis of employee headcount.

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Financing Business Unit	Technology Sales Business Unit	Total	Financing Business Unit	Technology Sales Business Unit	Total

Sales of product and services	$766	$178,725	$179,491	$828	$188,852	$189,680
Sales of leased equipment	2,182	-	2,182	18,218	-	18,218
Lease revenues	12,211	-	12,211	12,470	-	12,470
Fee and other income	186	2,788	2,974	766	3,867	4,633
Total revenues	15,345	181,513	196,858	32,282	192,719	225,001
Cost of sales	2,470	153,978	156,448	18,015	165,607	183,622
Direct lease costs	3,833	-	3,833	5,870	-	5,870
Selling, general and administrative expenses	3,973	20,308	24,281	3,611	20,993	24,604
Segment earnings	5,069	7,227	12,296	4,786	6,119	10,905
Interest and financing costs	1,442	25	1,467	2,228	48	2,276
Earnings before income taxes	$3,627	$7,202	$10,829	$2,558	$6,071	$8,629
Assets	$231,841	$158,548	$390,389	$261,114	$153,121	$414,235

	Six months ended September 30, 2008			Six months ended September 30, 2007
	Financing Business Unit	Technology Sales Business Unit	Total	Financing Business Unit	Technology Sales Business Unit	Total

Sales of product and services	$2,497	$342,753	$345,250	$1,767	$394,467	$396,234
Sales of leased equipment	3,447	-	3,447	26,804	-	26,804
Lease revenues	23,836	-	23,836	31,616	-	31,616
Fee and other income	293	6,318	6,611	1,018	7,995	9,013
Total revenues	30,073	349,071	379,144	61,205	402,462	463,667
Cost of sales	4,784	296,607	301,391	26,883	350,128	377,011
Direct lease costs	7,627	-	7,627	11,893	-	11,893
Selling, general and administrative expenses	8,158	41,920	50,078	7,715	44,733	52,448
Segment earnings	9,504	10,544	20,048	14,714	7,601	22,315
Interest and financing costs	2,908	44	2,952	4,681	91	4,772
Earnings before income taxes	$6,596	$10,500	$17,096	$10,033	$7,510	$17,543
Assets	$231,841	$158,548	$390,389	$261,114	$153,121	$414,235

Included in the financing business unit above are inter-segment accounts receivable of $52.9 million and $42.4 million at September 30, 2008 and 2007, respectively.  Included in the technology sales business unit above are inter-segment accounts payable of $52.9 million and $42.4 million at September 30, 2008 and 2007, respectively.

For the three months ended September 30, 2008 and 2007, our technology sales business unit sold products to our financing business unit of $0.6 million and $0.4 million, respectively.  For the six months ended September 30, 2008 and 2007, our technology sales business unit sold products to our financing business unit of $1.0 million and $1.3 million, respectively.  These revenues were eliminated in our technology sales business unit for the same periods.

12. THE NASDAQ STOCK MARKET PROCEEDINGS

Effective at the opening of September 3, 2008, our common stock was relisted and began trading on The Nasdaq Global Market under the symbol “PLUS”.

13. ACQUISITION

On May 9, 2008, we acquired certain assets and assumed certain liabilities of Network Architects, Inc., a San Francisco-based company, for approximately $364 thousand dollars in cash.  Additional consideration totaling $250 thousand may be due on the first and second anniversary dates of the purchase date to one of the principals if certain targets are met.  These assets and liabilities are included in our Unaudited Condensed Consolidated Financial Statements as of September 30, 2008.  This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141,“Business Combinations” and EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.”   In accordance with EITF 95-8, once the contingency is resolved and considered distributable, we will record the fair value of the consideration issued as compensation expense in the period.

The estimated determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The estimated purchase price allocation was made by management through various means, including obtaining a third party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. The assignment of amounts to some assets acquired and liabilities assumed are noted below, and was prepared on the basis of all information available at the time. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Property and equipment—net	$64
Intangible Assets:
Customer Relationship (estimated 5-year life)	200
Tradename (estimated 15-year life)	7
Goodwill	120
Other current liabilities	(27)
Net assets acquired	$364

All the assets acquired and liabilities assumed are included in ePlus Technology, inc., a subsidiary of ePlus inc., which is a part of the Technology Sales Business Unit Segment as of September 30, 2008.

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

Financial Summary

During the three months ended September 30, 2008, sales decreased 12.5% to $196.9 million while total costs and expenses decreased 14.0% to $186.0 million.  Net income increased 32.3% to $6.4 million as compared to the same period in the prior fiscal year.  Gross margin for product and services improved 1.6% to 14.0% during the three months ended September 30, 2008.  During the six months ended September 30, 2008, sales decreased 18.2% to $379.1 million while total costs and expenses decreased 18.8% to $362.0 million.  Net income increased 2.5% to $10.1 million as compared to the same period in the prior fiscal year.  Gross margin for product and services improved 2.3% to 13.6% during the six months ended September 30, 2008.  Cash increased $16.8 million or 28.7% to $75.2 million at September 30, 2008 compared to March 31, 2008, due in part to management’s effort to conserve our liquidity position.  Total sales for both the three and six months ended September 30, 2008 decreased as compared to the prior fiscal periods due to an overall softening in the economy, which delays our customers’ investment in capital equipment. We expect this trend to continue into the next calendar year and believe the recent credit market condition will intensify this trend.

The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption.  As a result of the recent financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. This could cause our current and potential customers to delay or reduce technology purchases, which could reduce sales of our products and services, and result in longer sales cycles, slower adoption of new technologies and increased price competition.  Restrictions on credit may impact economic activity and our  results.  Credit risk associated with our customers and vendors may also be adversely impacted.  Additionally, although we do not anticipate needing additional capital in the near term due to our current financial position, financial market disruption may adversely affect our access to additional capital.

Business Unit Overview

Technology Sales Business Unit

The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources.

Our technology sales business unit derives revenue from the sales of new equipment and service engagements. These revenues are reflected in our Unaudited Condensed Consolidated Statements of Operations under sales of product and services and fee and other income. Many customers purchase information technology equipment from us using Master Purchase Agreements (“MPAs”) in which the terms and conditions of our relationship are stipulated.  Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day terminations for convenience clauses. In addition, many of our customers place orders using purchase orders without an MPA in place. A substantial portion of our sales of product and services are from sales of Hewlett Packard and CISCO products, which represent approximately 19% and 42% of sales, respectively, for the three months ended September 30, 2008.

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

Through our technology sales business unit we also generate revenue through hosting arrangements and sales of our software. These revenues are reflected in our Unaudited Condensed Consolidated Statements of Operations under fee and other income. In addition, fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; and (4) interest and other miscellaneous income.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 to have a material effect on our financial condition and results of operations.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The provisions of FSP No. 142-3 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In June 2008, the FASB issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." In the EITF 03-6-1, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS.  Since we have not historically paid dividends, we do not expect this provision to have any material impact on our financial position or results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The provisions of FSP No. 157-3 were effective upon issuance and for financial statements not yet reported.  The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial statements.

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

REVENUE RECOGNITION.  The majority of our revenues are derived from three sources:  sales of products and services, lease revenues and sales of our software.  Our revenue recognition policies vary based upon these revenue sources.  We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”(“SAB 104”), issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery due to our sales terms with our customers and with our vendors.  For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon historical delivery dates.

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

We seek to realize the estimated residual value at lease termination mainly through renewal or extension of the original lease or the sale of the equipment either to the lessee or on the secondary market. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in sales of product and services and cost of sales, product and services when title is transferred to the buyer.

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

Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to cost of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations in accordance with EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).”  Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations. The company accrues vendor consideration as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual vendor consideration amounts may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued, and can, at times, result in significant earnings fluctuations on a quarterly basis.

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

SHARE-BASED PAYMENT.  We currently have two equity incentive plans which provide us with the opportunity to compensate directors and selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, which vest over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants. We also have options outstanding under three previous incentive plans, under which we no longer issue equity awards.

We account for share-based compensation under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Under the fair value method of accounting for stock-based compensation, we measure stock option expense at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. The risk-free interest rate is the five-year nominal constant maturity Treasury rate on the date of the award. Expected stock volatility reflects movements in our stock price over a historical period that matches the expected life of the options. The dividend yield assumption is zero since we have historically not paid any dividends and do not anticipate paying any dividends in the near future.

Results of Operations — Three and six months ended September 30, 2008 compared to three and six months ended September 30, 2007

Revenues. We generated total revenues during the three months ended September 30, 2008 of $196.9 million compared to revenues of $225.0 million during the three months ended September 30, 2007, a decrease of 12.5%.  During the six months ended September 30, 2008, revenues decreased 18.2% to $379.1 million, as compared to $463.7 million during the same period ended September 30, 2007.  Decreases in sales from our technology subsidiary are primarily the result of our customers’ lower capital expenditures in response to current economic conditions.

Sales of product and services decreased 5.4% to $179.5 million during the three months ended September 30, 2008 compared to $189.7 million generated during the three months ended September 30, 2007.  Sales of product and services decreased 12.9% to $345.3 million during the six months ended September 30, 2008 compared to $396.2 million generated during the three months ended September 30, 2007.  These decreases in revenue are primarily attributed to the economic downturn, which generally results in our customers’ propensity to postpone technology equipment investments. Sales of product and services represented 91.2% and 84.3% of total revenue during the three months ended September 30, 2008 and 2007, respectively.  Sales of product and services represented 91.1% and 85.5% of total revenue during the six months ended September 30, 2008 and 2007, respectively. The increases in sales of product and services as a percentage of revenue are results of proportionately larger decreases in sales of leased equipment and lease revenue in the prior period.

We realized a gross margin on sales of product and services of 14.0% and 13.6% for the three and six months ended September 30, 2008, respectively, and 12.4% and 11.3% for the three and six months ended September 30, 2007.  Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers.  While we saw improvement in the gross margin this quarter related to manufacturer incentives, we believe that manufacturers may begin tightening these programs due to current market conditions.  We believe our ability to maintain or increase the level of manufacturer incentives may therefore be limited without increases in the volume of products sold.

Lease revenues decreased 2.1% to $12.2 million and 24.6% to $23.8 million, for the three and six months ended September 30, 2008, respectively.  These decreases are due to smaller number of leases in our operating and direct financing lease portfolio as a result of higher sales of leased equipment during the same periods in fiscal year 2008.  Sales of leased equipment fluctuate from quarter to quarter, and are a component of our risk-mitigation process, which we conduct to diversify our portfolio by customer, equipment type, and residual value investments.  These decreases are partially offset by a slight increase in broker sales during the three and six months ended September 30, 2008. The recent tightness in the credit market has affected our non-recourse debt funding interest rates and prompted us to arrange funding earlier in our transaction cycles.

From time to time, our lessees purchase leased assets from us before and at the end of the lease term.  This amount is included in lease revenues in our Unaudited Condensed Consolidated Statements of Operations. During three months ended September 30, 2008 sales of leased assets to lessees was $3.0 million, a 51.1% increase from $2.0 million as of September 30, 2007. During the six months ended September 30, 2008 sales of leased assets to lessees was $5.4 million, a 51.3% decrease from $11.0 million as of September 30, 2007.  This decrease is primarily attributable to a decrease in sales of approximately $7.7 million during the six months ended September 30, 2007.

We also recognize revenue from the sale of leased equipment to non-lessee third parties. During the three months ended September 30, 2008 and 2007, we sold a portion of our lease portfolio and recognized a gross margin of 6.8% and 4.3%, respectively, on these sales. The revenue recognized on the sale of leased equipment totaled approximately $2.2 million and $18.2 million, and the cost of leased equipment totaled $2.0 million and $17.4 million, for the three months ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008 and 2007, we recognized revenue of approximately $3.4 million and $26.8 million, cost of leased equipment of $3.3 million and $25.6 million, resulting in gross margin of 5.4% and 4.5%, respectively on the sale of leased equipment.  These decreases were due to management’s decision to retain most lease schedules during this fiscal year.  The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”

For the three and six months ended September 30, 2008, fee and other income was $3.0 million and $6.6 million, a decrease of 35.8% and 26.7%, respectively, over the same periods in September 30, 2007.  These decreases were primarily driven by a decrease in fees related to early lease buyouts, a decrease in software and related consulting revenue, a decrease in short-term investment income and a decrease in agent fees from manufacturers for the three and six months ended September 30, 2008.  Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Costs and Expenses. During the three months ended September 30, 2008, cost of sales, product and services decreased 7.1% to $154.4 million as compared to $166.2 million during the same period ended September 30, 2007.  During the six months ended September 30, 2008, cost of sales, product and services decreased 15.2% to $298.1 million as compared to $351.4 million during the same period in the prior fiscal period.  These decreases correspond to the decreases in sales of product and services in our technology sales business unit as well as a reduction in cost of goods sold during the three and six months ended September 30, 2008.

Direct lease costs decreased 34.7% to $3.8 million and 35.9% to $7.6 million during the three and six months ended September 30, 2008, respectively, as compared to the same periods in the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating lease equipment.  Our investment in operating leases decreased 46.4% to $27.6 million at September 30, 2008 as compared to $51.5 million at September 30, 2007 because we sold a number of lease schedules during the prior fiscal year.

Professional and other fees decreased 48.4% to $1.8 million and 39.3% to $4.4 million during the three and six months ended September 30, 2008, respectively, as compared to the same periods in September 30, 2007.  These decreases are primarily due to higher expenses in the same periods last year relating to our investigation of stock option grants, which was commenced by our Audit Committee and previously disclosed in our Form 10-K for the year ended March 31, 2007.  In addition, during the three and six months ended September 30, 2008, we reduced our legal and outside consulting fees and other fees.

Salaries and benefits expense increased 8.5% to $18.7 million and 3.3% to $38.1 million during the three and six months ended September 30, 2008, respectively, as compared to the same periods in September 30, 2007. Theses increases are mostly driven by an increase in the number of employees and related expenses.  We employed 674 people at September 30, 2008 as compared to 635 people at September 30, 2007.  The increase in headcount is attributable to the establishment of a telesales unit, the employment of several former consultants as professional services staff and additional support personnel.  The increases are partially offset by lower commissions as a result of lower sales and the recognition of $1.5 million shared-based compensation expense from the cancellation of options, during the six months ended September 30, 2007 as previously disclosed.

General and administrative expenses decreased 2.3% to $3.8 million and 9.4% to $7.6 million during the three and six months ended September 30, 2008, respectively, as compared to the same periods in the prior fiscal year. These decreases were due to increased efficiency in spending controls and efforts to enhance productivity.

Interest and financing costs decreased 35.5% to $1.5 million and 38.1% to $3.0 million during the three and six months ended September 30, 2008, respectively, as compared to the same periods in the prior fiscal year. This decrease is primarily due to lower interest costs and related expenses as a result of lower recourse and non-recourse note balance.  We repaid our $5.0 million recourse notes payable related to our credit facility with National City Bank on December 31, 2007.  In addition, there was a 25.9% decrease in non-recourse notes payable to $86.7 million at September 30, 2008 as compared to September 30, 2007.

Provision for Income Taxes. Our provision for income taxes increased $0.6 million to $4.4 million for the three months ended September 30, 2008, as a result of the increase in earnings.  Provision for income taxes for the six months ended September 30, 2008 decreased $0.7 million to $7.0 million.  The decrease is due to the non-deductible share-based compensation expense of $1.5 million related to the cancellation of 450,000 options during the same period in the prior fiscal year.  Our effective income tax rates for the three and six months ended September 30, 2008 were 40.7% and 40.8%, respectively. Our effective income tax rates for the three and six months ended September 30, 2007 were 43.7% and 43.8%, respectively.

Net Earnings. The foregoing resulted in net earnings of $6.4 million for the three months ended September 30, 2008, an increase of 32.3% as compared to $4.9 million during the same period in the prior fiscal year.  Net earnings for the six months ended September 30, 2008 was $10.1 million, an increase of  2.5% over the same period in the prior fiscal period.

Basic and fully diluted earnings per common share were $0.77 and $0.74, respectively, for the three months ended September 30, 2008 as compared to $0.59 and $0.59, respectively, for the three months ended September 30, 2007. Basic and fully diluted earnings per common share were $1.22 and $1.18, respectively, for the six months ended September 30, 2008 as compared to $1.20 and $1.18, respectively, for the six months ended September 30, 2007.

Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2008 were 8,299,496 and 8,622,562, respectively.  For the three months ended September 30, 2007 the basic and diluted weighted average common shares outstanding were 8,231,741 and 8,331,044 respectively. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2008 were 8,276,650 and 8,597,896, respectively.  For the six months ended September 30, 2007 the basic and diluted weighted average common shares outstanding were 8,231,741 and 8,363,348 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations and borrowings, both non-recourse and recourse.  We have used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of operating lease equipment, payments of principal and interest on indebtedness outstanding, acquisitions and to repurchase shares of our common stock.

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

We believe that cash on hand, funds generated from operations, together with available credit under our credit facilities, will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next twelve calendar months.

Our ability to continue to fund our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.  While at this time we do not anticipate needing any additional sources of financing to fund operations, if demand for IT products declines, our cash flows from operations may be substantially affected.  Given the current environment within the global financial markets, management has maintained higher cash reserves to ensure adequate cash is available to fund our working capital requirements should the availability to the debt and equity markets be limited.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2008	2007
Net cash provided by (used) in operating activities	$(6,499)	$13,597
Net cash used in investing activities	(1,004)	(5,658)
Net cash provided by financing activities	24,300	4,509
Effect of exchange rate changes on cash	(94)	268
Net increase in cash and cash equivalents	$16,753	$12,716

Cash Flows from Operating Activities. Cash used in operating activities increased $20.0 million in the six months ended September 30, 2008, compared to the six months ended September 30, 2007.  Cash flows used in operations for the six months ended September 30, 2008 resulted primarily from $17.0 million in cash used by investment in direct financing and sales type leases — net. While our investment in direct financing and sales-type leases − net decreased $10.7 million on our Unaudited Condensed Consolidated Balance Sheet over the six months ended September 30, 2008 which might otherwise be expected to create a cash inflow, it resulted in a cash outflow of $11.5 million for new leases.  This was as a result of the repayment of $21.5 million in principal payments by our lessees directly to our lenders which has the effect of decreasing the investment in direct-financing and sales-type leases – net, but is not reported in our cash flows from operating activities. These lessee principal payments are disclosed in our schedule of Non-cash Investing and Financing Activities.  These payments by our lessees directly to our lenders also decreased our non-recourse debt on our Unaudited Condensed Consolidated Balance Sheet. Other significant changes from the six months ended September 30, 2008 compared to the six months ended September 30, 2007 include the $7.6 million unfavorable change in accounts payable – trade and the $3.8 million unfavorable change in salaries and commissions payable, accrued expenses and other liabilities.

The increase in cash used in operating activities was partially offset by an increase in net earnings for the six months ended September 30, 2008 and favorable changes in accounts receivable – net and payments from lessees directly to lenders for operating leases.

Cash Flows from Investing Activities.  Cash used in investing activities decreased $4.7 million in the six months ended September 30, 2008, compared to the six months ended September 30, 2007.  This decrease was primarily due to a $3.8 million decrease in purchases of operating lease equipment and a $0.8 million increase in proceeds from the sale or disposal of operating lease equipment for the six months ended September 30, 2008 compared with the six months ended September 30, 2007.  Cash used in investing activities also included cash paid, net of cash acquired, in the amount of $364 thousand to acquire certain assets of Network Architects, Inc.

Cash Flows from Financing Activities.  Cash provided by financing activities increased $19.8 million for the six months ended September 30, 2008, compared to the six months ended September 30, 2007. The increase in cash flows from financing activities for the six months ended September 30, 2008 resulted primarily from an increase in non-recourse borrowings of $10.3 million, and a decrease in repayments by us of non-recourse borrowings of $7.5 million. However, principal payments from lessees of $26.4 million were paid directly from our lessees to our lenders as disclosed in our Schedule of Non-cash Investing and Financing Activities.  Therefore, non-recourse debt decreased during the six-month period ended September 30, 2008.  Cash flows from non-recourse borrowings increased primarily due to the recordation of new leases.  In addition, net borrowings on the floor plan facility were $4.0 million and $3.1 million for the six months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers.  Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Given the current market, we have been monitoring our exposure closely and conserving our capital.  Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies.  We continue to be able to obtain financing through our traditional lending sources, however pricing has increased and has become more volatile.  Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease.  At September 30, 2008, our lease-related non-recourse debt portfolio decreased 7.6% to $86.7 million as compared to $93.8 million at March 31, 2008.

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

Accrued expenses and other liabilities includes deferred expenses, income tax accrual and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $30.6 million and $30.4 million of accrued expenses and other liabilities as of September 30, 2008 and March 31, 2008, respectively, an increase of 0.7%.  The decrease is primarily driven by decreases in professional and other fees as a result of higher expenses in the same periods last year relating to our investigation of stock option grants, which was commenced by our Audit Committee and previously disclosed in our Form 10-K for the year ended March 31, 2007.  In addition, during the three and six months ended September 30, 2008, we reduced our legal and outside consulting fees and other fees.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  As of September 30, 2008, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million.  Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2008. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates.  We have delivered the annual audited financial statements for the year ended March 31, 2008 as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process. In light of the credit market condition, we have had discussions with GECDF recently to inquire about the strategic focus of their distribution finance unit.  Pursuant to these discussions, we believe that we can continue to rely on the availability of this credit facility.  Should the GECDF credit facility no longer be available, we believe we can increase our lines of credit with our vendors and utilize our cash and credit facility with National City Bank for working capital.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products is in part financed through a floor plan component in which interest expense for the first thirty to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our Unaudited Condensed Consolidated Balance Sheets, as they are normally repaid within the thirty- to forty-five-day time frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the thirty- to forty-five-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances (in thousands) for the dates indicated were as follows:

Maximum Credit Limit at September 30, 2008	Balance as of September 30, 2008	Maximum Credit Limit at March 31, 2008	Balance as of March 31, 2008
$125,000	$59,586	$125,000	$55,634

Accounts Receivable Component

Included within the floor plan component, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit.  On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our customers into a lockbox and our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Unaudited Condensed Consolidated Balance Sheets.  There was no outstanding balance at September 30, 2008 and March 31, 2008.

The respective accounts receivable component credit limits and actual outstanding balances (in thousands) for the dates indicated were as follows:

Maximum Credit Limit at September, 2008	Balance as of September 30, 2008	Maximum Credit Limit at March 31, 2008	Balance as of March 31, 2008
$30,000	$-	$30,000	$-

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

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, sell assets or merge with another company.  Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin. The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans.   As of September 30, 2008, we had no outstanding balance on the facility. We believe that we will be able to renew this credit facility when it expires in July 2009.

In general, we may use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed-rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties.  The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. We are in compliance with these covenants as of September 30, 2008.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales forces. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. As a result, we may require additional financing to fund our strategy, implementation and potential future acquisitions, which may include additional debt and equity financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we are reliant upon lines of credit and other financing facilities which are subject to fluctuations in interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the National City Bank and GECDF facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City Bank facility bear interest at a market-based variable rate, based on a rate selected by us and determined at the time of borrowing.  Borrowings under the GECDF facility bear interest at a market-based variable rate.  Due to the relatively short nature of the interest rate periods, we do not expect our operating results or cash flow to be materially affected by changes in market interest rates.  As of March 31, 2008, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, we began transacting business in Canada. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars. To date, Canadian operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2008 due to the existing material weakness in our internal control over financial reporting as discussed below.

Changes in Internal Controls

During the course of preparing our Unaudited Condensed Consolidated Financial Statements for the quarter ended December 31, 2006, we identified a material weakness related to the cut-off of accrued liabilities. As of September 30, 2008, we are continuing to remediate this material weakness by implementing additional procedures related to the cut-off of accrued liabilities. In addition, we have developed enhancements to our controls surrounding these cut-off issues including, but not limited to, electronically tracking liabilities incurred from third parties related to service engagements, and enhanced monitoring of our accounts payable obligations. The actions we plan to take are subject to continued management review supported by confirmation and testing as well as Audit Committee oversight.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Cyberco Related Matters

We have been involved in several matters relating to a customer named Cyberco Holdings, Inc. ("Cyberco").  The Cyberco principals were perpetrating a scam, and at least five principals have pled guilty to criminal conspiracy and/or related charges, including bank fraud, mail fraud and money laundering. We have previously disclosed our losses relating to Cyberco, and are pursuing avenues to recover those losses. In September 2008, the Superior Court in the state of California, County of San Diego, dismissed the second of two claims we filed against one of our lenders, Banc of America Leasing and Capital, LLC, relating to the Cyberco transaction.  The time to file an appeal has not yet lapsed.  In June 2007, ePlus Group, inc. and two other Cyberco victims filed suit in the United States District Court for the Western District of Michigan against The Huntington National Bank. The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion. While we believe that we have a basis for these claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

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

We are currently engaged in a dispute with the government of the District of Columbia ("DC") regarding personal property taxes on property we financed for our customers. DC is seeking payment for property taxes relating to property we financed for our customers. We believe the tax is owed by our customers, and are seeking resolution in DC's Office of Administrative Hearings. While management does not believe this matter will have a material effect on our financial condition and results of operations, resolution of this dispute is ongoing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any ePlus inc. common stock during the three and six months ended September 30, 2008.

The timing and expiration date of the stock repurchase authorizations are included in Note 8, “Stock Repurchase”  to our Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s annual meeting of shareholders held on September 15, 2008:

1.	The election of three directors of the Company to serve until the Company’s 2009 annual meeting of shareholders (“Class I”).

	Name	For	Withheld	Broker Non-vote

	C. Thomas Faulders, III	6,637,705	1,363,135	0
	Lawrence S. Herman	6,638,442	1,362,398	0
	Eric D. Hovde	7,807,251	193,589	0

	The election of three directors of the Company to serve until the Company’s 2010 annual meeting of shareholders (“Class II”).

	Name	For	Withheld	Broker Non-vote

	Irving R. Beimler	7,477,951	522,889	0
	Milton E. Cooper, Jr.	6,638,823	1,362,017	0
	Terrence O’Donnell	6,637,742	1,363,098	0

	The election of two directors of the Company to serve until the Company’s 2011 annual meeting of shareholders (“Class III”).

	Name	For	Withheld	Broker Non-vote

	Phillip G. Norton	7,404,519	596,321	0
	Bruce M. Bowen	7,436,504	564,336	0

	As disclosed below, the shareholders approved the proposal to amend the Certificate of Incorporation to de-classify the Board of Directors.

2.	The stockholders approved the 2008 non-employee director long-term incentive plan.

	For	Against	Abstain	Broker Non-vote

	6,371,897	173,763	1,383	1,453,798

3.	The stockholders approved the 2008 employee long-term incentive plan.

	For	Against	Abstain	Broker Non-vote

	5,522,955	1,020,855	3,233	1,453,798

4.
The stockholders approved the Amended and Restated Certificate of Incorporation which provides that directors will be elected to one-year terms of office starting at the 2009 Annual Meeting of Shareholders.  The Amended and Restated Certificate of Incorporation includes other less substantive revisions, such as updating the name and address of the Company’s registered agent.

	For	Against	Abstain	Broker Non-vote

	7,986,573	6,892	7,373	0

5.	The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending March 31, 2009.

	For	Against	Abstain	Broker Non-vote

	7,642,939	29,155	328,747	0

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of ePlus inc., filed on September 19, 2008.

10.1	Employment Agreement, effective as of November 1, 2008, between ePlus inc. and Kleyton L. Parkhurst.

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.0	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 12, 2008	/s/PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer

Date: November 12, 2008	/s/ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer