Form 10-Q
period 2008-12-31
EPLUS INC
filed 2009-02-18
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares of common stock outstanding as of January 30, 2009 was 8,033,217.

ePlus inc. AND SUBSIDIARIES

Cautionary Language About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
we have been offering our comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software since 2002, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by companies providing new and/or bundled solutions in an evolving market, such as:

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to update our software and technology to enhance the features and functionality of our products.
•	our ability to hire and retain sufficient personnel;
•	a decrease in the capital spending budgets of our customers;
•	our ability to protect our intellectual property;
•	the creditworthiness of our customers;
•	our ability to raise capital and obtain non-recourse financing for our transactions;
•	our ability to realize our investment in leased equipment;
•	our ability to reserve adequately for credit losses; and
•	significant changes in, reductions in, or losses of relationships with major customers or vendors.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	December 31, 2008	March 31, 2008
ASSETS	(in thousands)

Cash and cash equivalents	$86,551	$58,423
Accounts receivable—net	99,672	109,706
Notes receivable	3,007	726
Inventories—net	6,717	9,192
Investment in leases and leased equipment—net	133,767	157,382
Property and equipment—net	3,702	4,680
Other assets	17,747	13,514
Goodwill	21,601	26,125
TOTAL ASSETS	$372,764	$379,748

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$4,434	$6,744
Accounts payable—trade	13,545	22,016
Accounts payable—floor plan	58,151	55,634
Salaries and commissions payable	5,077	4,789
Accrued expenses and other liabilities	29,503	30,372
Income taxes payable	25	-
Recourse notes payable	102	-
Non-recourse notes payable	85,076	93,814
Deferred tax liability	2,739	2,677
Total Liabilities	198,652	216,046

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 11,370,056 issued and 8,088,193 outstanding at December 31, 2008 and 11,210,731 issued and 8,231,741 outstanding at March 31, 2008	114	112
Additional paid-in capital	78,937	77,287
Treasury stock, at cost, 3,281,863 and 2,978,990 shares, respectively	(35,806)	(32,884)
Retained earnings	130,698	118,623
Accumulated other comprehensive income—foreign currency translation adjustment	169	564
Total Stockholders' Equity	174,112	163,702
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$372,764	$379,748

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

	(amounts in thousands, except per share data)

Sales of product and services	$171,557	$168,394	$516,807	$564,628
Sales of leased equipment	-	13,740	3,447	40,544
	171,557	182,134	520,254	605,172

Lease revenues	10,361	12,194	34,197	43,810
Fee and other income	2,806	4,111	9,417	13,124
	13,167	16,305	43,614	56,934

TOTAL REVENUES	184,724	198,439	563,868	662,106

COSTS AND EXPENSES

Cost of sales, product and services	146,224	148,802	444,355	500,202
Cost of leased equipment	-	13,308	3,260	38,919
	146,224	162,110	447,615	539,121

Direct lease costs	3,636	4,460	11,263	16,353
Professional and other fees	1,577	2,479	5,930	9,650
Salaries and benefits	19,573	17,069	57,709	53,971
General and administrative expenses	4,307	3,760	11,896	12,135
Impairment of Goodwill	4,644	-	4,644	-
Interest and financing costs	1,355	1,818	4,307	6,590
	35,092	29,586	95,749	98,699

TOTAL COSTS AND EXPENSES (1)(2)	181,316	191,696	543,364	637,820

EARNINGS BEFORE PROVISION FOR INCOME TAXES	3,408	6,743	20,504	24,286

PROVISION FOR INCOME TAXES	1,446	2,992	8,429	10,671

NET EARNINGS	$1,962	$3,751	$12,075	$13,615

NET EARNINGS PER COMMON SHARE—BASIC	$0.24	$0.45	$1.46	$1.65
NET EARNINGS PER COMMON SHARE—DILUTED	$0.24	$0.45	$1.42	$1.63

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,264,115	8,231,741	8,271,616	8,231,741
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,404,352	8,422,256	8,518,419	8,375,412

(1)	Includes amounts to related parties of $277 thousand and $274 thousand for the three months ended December 31, 2008 and December 31, 2007, respectively.
(2)	Includes amounts to related parties of $833 thousand and $798 thousand for the nine months ended December 31, 2008 and December 31, 2007, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$12,075	$13,615

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	11,847	17,161
Impairment of goodwill	4,644	-
Reserves for credit losses and sales returns	560	(246)
Provision for inventory allowances and inventory returns	341	65
Share-based compensation expense	114	1,562
Excess tax benefit from exercise of stock options	(28)	-
Tax benefit of stock options exercised	164	-
Deferred taxes	62	(251)
Payments from lessees directly to lenders—operating leases	(7,022)	(10,754)
Loss on disposal of property and equipment	16	4
Gain on sale of operating leases	-	(403)
Gain on sale or disposal of operating lease equipment	(1,035)	(1,078)
Excess increase in cash value of officers' life insurance	(52)	(30)
Changes in:
Accounts receivable—net	9,636	1,071
Notes receivable	(2,280)	51
Inventories—net	2,134	(1,090)
Investment in direct financing and sale-type leases—net	(18,053)	(2,926)
Other assets	(3,784)	(2,241)
Accounts payable—equipment	(1,973)	797
Accounts payable—trade	(8,463)	5,233
Salaries and commissions payable, accrued expenses and other liabilities	(584)	3,912
Net cash (used in) provided by operating activities	(1,681)	24,452

Cash Flows From Investing Activities:
Proceeds from sale or disposal of operating lease equipment	2,907	4,293
Purchases of operating lease equipment	(2,675)	(7,039)
Purchases of property and equipment	(622)	(1,315)
Premiums paid on officers' life insurance	(236)	(238)
Cash used in acquisition, net of cash acquired	(364)	-
Net cash used in investing activities	(990)	(4,299)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Nine Months Ended December 31,
	2008	2007
Cash Flows From Financing Activities:	(in thousands)

Non-recourse borrowings	34,896	35,792
Non-recourse repayments	(4,801)	(21,491)
Repurchase of common stock	(2,922)	-
Proceeds from issuance of capital stock, net of expenses	1,374	-
Excess tax benefit from exercise of stock options	28	-
Net borrowings (repayments) on floor plan facility	2,517	(3,852)
Net proceeds (repayments) on recourse lines of credit	102	(5,000)
Net cash provided by financing activities	31,194	5,449

Effect of Exchange Rate Changes on Cash	(395)	308

Net Increase in Cash and Cash Equivalents	28,128	25,910

Cash and Cash Equivalents, Beginning of Period	58,423	39,680

Cash and Cash Equivalents, End of Period	$86,551	$65,590

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$322	$1,020
Cash paid for income taxes	$7,846	$6,692

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$38	$151
Purchase of operating lease equipment included in accounts payable	$32	$-
Principal payments from lessees directly to lenders	$38,838	$46,296
Repayment of non-recourse debt to lenders from sales of operating leases	$-	$11,400

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

We also sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.” We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no cost of sales. In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as sales of product and services and the related freight costs as cost of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations.

Revenue from Leasing Transactions

Our leasing revenues are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” The accounting for revenue is different depending on the type of lease. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.  If a lease meets one or more of the following four criteria, the lease is classified as either a sales-type or direct financing lease; otherwise, it will be classified as an operating lease:

•	the lease transfers ownership of the property to the lessee by the end of the lease term;
•	the lease contains a bargain purchase option;
•	the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or
•	the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90 percent of the fair value of the leased property at the inception of the lease.

For direct financing and sales-type leases, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. For direct financing leases, the difference between the gross investment and the cost of the leased equipment is recorded as unearned income at the inception of the lease. Under sales-type leases, the difference between the fair value and cost of the leased property plus initial direct costs (net margins) is recorded as unearned revenue at the inception of the lease. Revenue for both sales-type and direct financing leases are recognized as the unearned income is amortized over the life of the lease using the interest method. For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue.

Sales of leased equipment represent revenue from the sales to a third party other than the lessee of equipment subject to a lease (lease schedule) in which we are the lessor. If the rental stream on such a lease has non-recourse debt associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of debt assumed by the purchaser. If there is no non-recourse debt associated with the rental stream, sales revenue is recorded at the amount of gross consideration received, and costs of sales is recorded at the book value of the lease. Sales of leased equipment represents revenue generated through the sale of equipment sold primarily through our financing business unit.

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases and sales of leased assets to lessees. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct-finance leases we make on a non-recourse basis meet the criteria for surrender of control set forth by SFAS No. 140 and have therefore been treated as sales for financial statement purposes. We assign all rights, title, and interests in a number of our leases to third-party financial institutions without recourse. These assignments are recorded as sales because we have completed our obligations as of the assignment date, and we retain no ownership interest in the equipment under lease.

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

RESIDUALS — Residual values, representing the estimated value of equipment at the termination of a lease, are recorded on our Unaudited Condensed Consolidated Financial Statements at the inception of each sales-type or direct financing lease as amounts estimated by management based upon its experience and judgment. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions and the term of the lease. Unguaranteed residual values for sales-type and direct financing leases are recorded at their net present value and the unearned income is amortized over the life of the lease using the interest method. The residual values for operating leases are included in the leased equipment’s net book value.

We evaluate residual values on an ongoing basis and record any downward adjustment, if required. No upward revision of residual values is made subsequent to lease inception.

RESERVES FOR CREDIT LOSSES —The reserve for credit losses (the “Reserve”) is maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management’s determination of the adequacy of the Reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The Reserve is increased by provisions for potential credit losses charged against income. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer’s financial condition, the value of the underlying collateral and funding status (i.e., not funded or funded on a recourse or partial recourse basis, or funded on a non-recourse basis).

Sales are reported net of returns and allowances. Allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services in accordance with SFAS No. 48,“Revenue Recognition when the Right of Return Exists” (“SFAS No. 48”).  Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns, current economic conditions, volume and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market account that consist of short-term U.S. treasury securities with original maturities less than or equal to 90 days. Interest income on these short-term investments is recognized when earned. There are no restrictions on the withdrawal of funds from our money market account.

INVENTORIES — Inventories are stated at the lower of cost (weighted average basis) or market and are shown net of allowance for obsolescence.

PROPERTY AND EQUIPMENT — Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.  Hardware is depreciated over three years.  Software is depreciated over five years.  Furniture and certain fixtures are depreciated over five to ten years.  Telephone equipment is depreciated over seven years.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software capitalized for internal use was $34 thousand and $761 thousand during the nine months ended December 31, 2008 and 2007, respectively, which is included on the accompanying Unaudited Condensed Consolidated Balance Sheets as a component of property and equipment—net. We had capitalized costs, net of amortization, of approximately $1.0 million at December 31, 2008 and $1.2 million at March 31, 2008.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the nine months ended December 31, 2008 and 2007, no such costs were capitalized. We had $445 thousand and $572 thousand of capitalized costs, net of amortization, at December 31, 2008 and March 31, 2008, respectively.

GOODWILL AND INTANGIBLE ASSETS — We record, as goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired in a purchase transaction. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) we perform an annual impairment test for goodwill during the third quarter of our fiscal year, or when events or circumstances indicate there might be impairment, and follow the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. Intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method. An impairment loss on such assets is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Application of the goodwill impairment test requires judgment, including the determination of the fair value of each reporting unit.  We have two operating segments and four reporting units:  leasing, technology, software document management and software procurement.  In determining potential impairment, we estimate the market value of each of the four reporting units using the best information available to us.  We employ the discounted cash flow method and the guideline company method.  The discounted cash flow method takes into account management’s best projections of revenue and profitability and the weighted average cost of capital.  The guideline company method compares the earnings multiples from publicly traded companies with similar operating characteristics as the reporting units.  We then compare the fair value of each reporting unit to its carrying value to determine if there is an impairment of goodwill.

The estimates and judgments that most significantly affect the fair value calculation are assumptions related to estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.  During our annual impairment test for goodwill, we recognized an impairment of goodwill for our software procurement reporting unit, which is part of our technology sales business segment.  See Note 3, “Impairment of Goodwill,” for more information on the impairment charges taken.

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

FAIR VALUE MEASUREMENT— We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), as amended, on April 1, 2008. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released an FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently analyzing the impact, if any, of adopting SFAS No. 157 for nonfinancial assets and liabilities.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of an Asset When the Market For that Asset is not Active,” clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

·	Level 1 - Observable inputs such as quoted prices in active markets;
·	Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
·	Level 3 - Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), on April 1, 2008. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected, in earnings, at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159.

For the financial instruments that are not accounted for under SFAS 157, which consist primarily of cash and cash equivalents, short-term government debt instruments, accounts receivables, accounts payable and accrued expenses and other liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities. The carrying amounts of our non-recourse and recourse notes payable approximates their fair values. We determined the fair value of notes payable by applying the average portfolio debt rate and applying such rate to future cash flows of the respective financial instruments. The average portfolio debt rate is a weighted average of all individual discount rates associated with each lease. The discount rate for each lease is an agreed upon rate between two unrelated parties – either between the lender and us or between the lessee and the lender. We are using Level 2 inputs in determining the fair value of our recourse and non-recourse notes payable. The estimated fair value and carrying amount of our total notes payable at December 31, 2008 was $84.7 million and $85.2 million, respectively, and at March 31, 2008, they were $93.3 million and $93.8 million, respectively. As the fair value approximates the carry costs of these notes payable, we report them at carrying costs on our Unaudited Condensed Consolidated Balance Sheet. We do not have any other balance sheet items carried at fair value on a recurring basis.

As of December 31, 2008 and March 31, 2008, fair values of recourse and non-recourse notes payable are as follows (in thousands):

	Fair Value Measurement Using
	Level 1 input	Level 2 input	Level 3 input	As of December 31, 2008
Recourse notes payable	$-	$102	$-	$102
Non-recourse notes payable	-	84,619	-	84,619
	$-	$84,721	$-	$84,721

	Fair Value Measurement Using
	Level 1 input	Level 2 input	Level 3 input	As of March 31, 2008
Recourse notes payable	$-	$-	$-	$-
Non-recourse notes payable	-	93,297	-	93,297
	$-	$93,297	$-	$93,297

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying Unaudited Condensed Consolidated Balance Sheet.  See Note 9, “Stock Repurchase,” for additional information.

INCOME TAXES — Deferred income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement reporting and tax bases of assets and liabilities, using tax rates currently in effect. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not. We review our deferred tax assets at least annually and make necessary valuation adjustments.

In addition, on April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48.  We have recorded a cumulative effect adjustment to reduce our fiscal 2008 balance of beginning retained earnings by $491 thousand on our Unaudited Condensed Consolidated Financial Statements.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the nine months ended December 31, 2008, other comprehensive loss was $395 thousand, and net income was $12.1 million, resulting in total comprehensive income of $11.7 million. For the nine months ended December 31, 2007, other comprehensive income was $308 thousand and net income was $13.6 million, resulting in total comprehensive income of $13.9 million.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share”(“SFAS No. 128”). In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,264,115 and 8,271,616 for the three and nine months ended December 31, 2008, respectively, and 8,231,741 for both the three and nine months ended December 31, 2007. Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,404,352 and 8,518,419 for the three and nine months ended December 31, 2008, respectively, and 8,422,256 and 8,375,412 for the three and nine months ended December 31, 2007.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.

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

We account for share-based compensation under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment." We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Total share-based compensation expense, which includes expense recognized for the grants of options and restricted stock for our employees and non-employee directors, was $53 thousand and $31 thousand for the three months ended December 31, 2008 and 2007, respectively. Total share-based compensation expense for the nine months ended December 31, 2008 and 2007, was $115 thousand and $1.6 million, respectively. As previously disclosed, during the nine months ended December 31, 2007, 450,000 options were cancelled which resulted in the recognition of the remaining nonvested share-based compensation expense of $1.5 million for that period. At December 31, 2008, there was no unrecognized compensation expense related to nonvested options since all options were vested. Unrecognized compensation expense related to restricted stock was $364 thousand at December 31, 2008, which will be fully recognized over the next 21 months.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). We do not expect this provision to have any material impact on our financial position or results of operations. SFAS No. 162 is effective November 15, 2008.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The provisions of FSP No. 142-3 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of FSP No. 157-3 were effective upon issuance and for financial statements not yet reported. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial statements.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following:

	As of
	December 31, 2008	March 31, 2008
	(in thousands)
Investment in direct financing and sales-type leases—net	$109,382	$124,254
Investment in operating lease equipment—net	24,385	33,128
	$133,767	$157,382

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	December 31, 2008	March 31, 2008
	(in thousands)
Minimum lease payments	$106,615	$120,224
Estimated unguaranteed residual value (1)	13,898	17,831
Initial direct costs, net of amortization (2)	1,013	1,122
Less: Unearned lease income	(10,544)	(13,568)
Reserve for credit losses	(1,600)	(1,355)
Investment in direct financing and sales-type leases—net	$109,382	$124,254

(1)
Includes estimated unguaranteed residual values of $1,633 thousand and $2,315 thousand as of December 31, 2008 and March 31, 2008, respectively, for direct-financing leases accounted for under SFAS No. 140.

(2)	Initial direct costs are shown net of amortization of $1,173 thousand and $1,536 thousand as of December 31, 2008 and March 31, 2008, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows:

	As of
	December 31, 2008	March 31, 2008
	(in thousands)
Cost of equipment under operating leases	$55,200	$62,311
Less: Accumulated depreciation and amortization	(30,815)	(29,183)
Investment in operating lease equipment—net (1)	$24,385	$33,128

(1)	Includes estimated unguaranteed residual values of $11,804 thousand and $17,699 thousand as of December 31, 2008 and March 31, 2008, respectively, for operating leases.

During the nine months ended December 31, 2008 and 2007, we sold portions of our lease portfolio. The sales were reflected on our Unaudited Condensed Consolidated Financial Statements as sales of leased equipment totaling approximately $3.4 million and $40.5 million, and cost of leased equipment of $3.3 million and $38.9 million for the nine months ended December 31, 2008 and 2007, respectively. There was a corresponding reduction of investment in leases and lease equipment—net of $3.3 million and $38.9 million at December 31, 2008 and 2007, respectively.

3. IMPAIRMENT OF GOODWILL

We completed our annual goodwill impairment test during the third quarter of our fiscal year. We concluded that there was no impairment in our leasing, technology and software document management reporting units.  The weakening U.S. economy and the global credit crisis have accelerated the reduction in demand for certain software products.  As a result of this reduced demand, we projected a decline in revenue in our software procurement reporting unit, which lowered the fair value estimates of the reporting unit.  As a result of the lower fair value estimates, we concluded that the carrying amounts of the software procurement reporting unit exceeded its respective fair value. We then compared the implied fair value of the goodwill in the software procurement reporting unit with the carrying value and recorded a $4.6 million impairment charge in the three months ended December 31, 2008.  This amount is reported on our Unaudited Condensed Consolidated Statement of Operations.  As of December 31, 2008, the total goodwill was $21.6 million, and is reported on our Unaudited Condensed Consolidated Balance Sheets.  A reconciliation of the carrying amount of goodwill by reporting unit is as follows (in thousands):

	Financing Business Segment	Technology Sales Business Segment
	Leasing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2008	$4,029	$16,483	$4,644	$1,089	$26,245

Impairment of goodwill	-	-	(4,644)	-	(4,644)

Balance December 31, 2008	$4,029	$16,483	$-	$1,089	$21,601

We will continue to monitor the market, our operational performance and general economic conditions.  A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a future corresponding impairment of our goodwill.

4. RESERVES FOR CREDIT LOSSES

As of March 31, 2008 and December 31, 2008, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2007	$2,060	$1,641	$3,701

Provision for Bad Debts	55	(245)	(190)
Recoveries	40	-	40
Write-offs and other	(453)	(41)	(494)
Balance March 31, 2008	1,702	1,355	3,057

Provision for Bad Debts	115	503	618
Recoveries	58	-	58
Write-offs and other	(120)	(258)	(378)
Balance December 31, 2008	$1,755	$1,600	$3,355

5. RECOURSE AND NON-RECOURSE NOTES PAYABLE

As of December 31, 2008 and March 31, 2008, recourse and non-recourse obligations consisted of the following:

	As of
	December 31, 2008	March 31, 2008
	(in thousands)

First Bank of Highland Park recourse note payable at 5.5% expires on April 1, 2011 or when the early termination option is enacted.	$102	$-

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 4.34% to 8.76% for the nine months ended December 31, 2008 and 4.02% to 10.77% for year ended March 31, 2008.	$85,076	$93,814

During the nine months ended December 31, 2008 and 2007, we sold portions of our lease portfolio. The sales were reflected on our Unaudited Condensed Consolidated Financial Statements as sales of leased equipment totaling approximately $3.4 million and $40.5 million, and cost of leased equipment of $3.3 million and $38.9 million, for the nine months ended December 31, 2008 and 2007, respectively. There was a corresponding reduction of investment in leases and lease equipment—net of $3.3 million and $38.9 million at December 31, 2008 and 2007, respectively.

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

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component.  Under the floor plan component, we had outstanding balances of $58.2 million and $55.6 million as of December 31, 2008 and March 31, 2008, respectively. Under the accounts receivable component, we had no outstanding balances as of December 31, 2008 and March 31, 2008. As of December 31, 2008, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2008. Either party may terminate with 90 days’ advance notice.

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

National City Bank (a wholly-owned subsidiary of PNC Financial Services Group, Inc.) provides a credit facility which can be used for all ePlus inc.’s subsidiaries. Borrowings under our $35 million line of credit from National City Bank are subject to certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. We were in compliance with these covenants as of December 31, 2008. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables, and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our audited and unaudited financial statements, and pro-forma financial projections, by certain dates. As required by Section 5.1 of the facility, we have delivered all financial statements. We had no balance on this facility as of December 31, 2008.

6. RELATED PARTY TRANSACTIONS

We lease approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC for a monthly rent payment of approximately $93 thousand.  Norton Building 1, LLC is a limited liability company owned in part by the spouse of Mr. Norton, our President and CEO, and in part in trust for his children. Since May 31, 2007, Mr. Norton has not had a managerial or executive role in Norton Building 1, LLC.  The lease was approved by the Board of Directors prior to its commencement, and viewed by the Board as being at or below comparable market rents, and ePlus has the right to terminate up to 40% of the leased premises for no penalty, with six months' notice. The current lease will expire on December 31, 2009 with an option to renew for an additional five years. During the three months ended December 31, 2008 and 2007, we paid rent in the amount of $277 thousand and $274 thousand, respectively.  During the nine months ended December 31, 2008 and 2007, we paid rent in the amount of $833 thousand and $798 thousand, respectively.

7. COMMITMENTS AND CONTINGENCIES

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

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management does not believe that the ultimate resolution will have a material effect on our financial condition or results of operations.

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

In December 2008 we finalized resolution of a dispute with the government of the District of Columbia ("DC") regarding personal property taxes. DC was seeking payment for property taxes relating to property we financed for our customers.  Under the terms of the settlement, we paid $747 thousand to DC reflecting personal property taxes on leased equipment in DC for the years 2001-2008.  The settlement agreement assigns to us the right to collect the taxes from our lessees

8. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2008 and 2007 (in thousands, except per share data).

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Net income available to common shareholders—basic and diluted	$1,962	$3,751	$12,075	$13,615

Weighted average shares outstanding—basic	8,264	8,232	8,272	8,232
Effect of dilutive shares	140	190	247	143
Weighted average shares outstanding—diluted	$8,404	$8,422	$8,519	$8,375

Income per common share:
Basic	$0.24	$0.45	$1.46	$1.65
Diluted	$0.24	$0.45	$1.42	$1.63

Unexercised employee stock options with respect to 326,500 and 286,500 shares of our common stock were not included in the computations of diluted EPS for the three and nine months ended December 31, 2008, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

9. SHARE REPURCHASE

On July 31, 2008, our Board authorized a share repurchase plan commencing after August 4, 2008. The new share repurchase plan is for a 12-month period ending August 4, 2009 for up to 500,000 shares of ePlus’ outstanding common stock.  In addition, our credit agreement with National City Bank has an annual dollar limit of $12,500,000 for common stock repurchase.  The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes. The previous stock repurchase program expired on November 17, 2006. During the three and nine months ended December 31, 2008, we repurchased 302,873 shares of our outstanding common stock at an average cost of $9.65 per share for a total purchase price of $2.9 million.  Since the inception of our initial repurchase program on September 20, 2001, as of December 31, 2008, we have repurchased 3,281,863 shares of our outstanding common stock at an average cost of $10.91 per share for a total purchase price of $35.8 million.

On February 11, 2009, our Board amended our current share repurchase plan to extend the program from August 4, 2009 to September 15, 2009.  In addition, the amendment authorizes us to repurchase up to 500,00 shares of ePlus' outstanding common stock, beginning February 12, 2009.  See Note 14, "Subsequent Event," for additional information.

10. SHARE-BASED COMPENSATION

Share-Based Plans

We have issued share-based awards under the following plans: (1) the 1998 Long-Term Incentive Plan (the “1998 LTIP”), (2) Amendment and Restatement of the 1998 Stock Incentive Plan (2001) (the “Amended LTIP (2001)”) , (3) Amendment and Restatement of the 1998 Stock Incentive Plan (2003) (the “Amended LTIP (2003)”), (4) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”) and (5) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”). However, we no longer issue awards under the 1998 LTIP, the Amended LTIP (2001), or the Amended LTIP (2003).  Currently, awards are only issued under the 2008 Director LTIP and the 2008 Employee LTIP. Sections of these plans are summarized below. All the share-based plans require the use of the previous trading day's closing price when the grant date falls on a date the stock was not traded.

1998 Long-Term Incentive Plan

The 1998 LTIP was adopted by the Board on July 28, 1998, which is its effective date, and approved by the shareholders on September 16, 1998. The allowable number of shares under the 1998 LTIP was 20% of the outstanding shares, less shares previously granted and shares purchased through our then-existing employee stock purchase program. It specified that options shall be priced at not less than fair market value. The 1998 LTIP consolidated the Company’s preexisting stock incentive plans and made the Compensation Committee of the Board responsible for its administration. The 1998 LTIP required that grants be evidenced in writing, but the writing was not a condition precedent to the grant of the award.

Under the 1998 LTIP, options were to be automatically awarded to non-employee directors the day after the annual shareholders meeting to all non-employee directors in service as of that day. No automatic annual grants may be awarded under the LTIP after September 1, 2006. The LTIP also permits for discretionary option awards to directors.

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

2008 Non-Employee Director Plan

Under the 2008 Director LTIP, 250,000 shares were authorized for grant to non-employee directors. The purpose of the 2008 Director LTIP is to align the economic interests of the directors with the interests of shareholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. Under the 2008 Director LTIP, each non-employee director received a one-time grant of a number of restricted shares of common stock having a grant-date fair value of $35,000. The grant-date fair value for this one-time grant was determined based on the share closing price on September 25, 2008.  In addition, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. Directors may elect to receive their cash compensation in restricted stock. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. Half of these shares will vest on the one-year and second-year anniversary from the date of the grant.

2008 Employee Long-Term Incentive Plan

Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other share-based awards to ePlus employees. The purposes of the 2008 Employee LTIP are to encourage our employees to acquire a proprietary interest in the growth and performance of the Company, thus enhancing the value of the Company for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2008 Employee LTIP will be administered by the compensation committee of the Board of Directors. Shares issuable under the 2008 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2008 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. We have not granted any awards under the 2008 Employee LTIP as of December 31, 2008.

Stock Option Activity

During the three and nine months ended December 31, 2008 and 2007, there were no stock options granted to employees.

A summary of stock option activity during the nine months ended December 31, 2008 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2008	1,240,813	$6.23 - $17.38	$9.78	2.8
Options granted	-	-	-
Options exercised	(159,325)	$6.24 - $9.31	$8.02
Options forfeited	(34,987)	$6.86 - $17.38	$11.01
Outstanding, December 31, 2008	1,046,501	$6.23 - $17.38	$10.00	2.3	$2,037,483

Vested or expected to vest at December 31, 2008	1,046,501		$10.00	2.3	$2,037,483
Exercisable, December 31, 2008	1,046,501		$10.00	2.3	$2,037,483

(1) The total intrinsic value of stock options exercised during the nine months ended December 31, 2008 was $568 thousand.

Additional information regarding stock options outstanding as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Exercise Price per Share	Weighted Avg. Contractual Life Remaining	Options Exercisable	Weighted Average Exercise Price per Share

$6.23 - $9.00	700,001	$7.64	1.6	700,001	$7.64
$9.01 - $13.50	146,500	$11.81	5.4	146,500	$11.81
$13.51 - $17.38	200,000	$16.95	2.3	200,000	$16.95

$6.23 - $17.38	1,046,501	$10.00	2.3	1,046,501	$10.00

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at April 1, 2008	20,000	$6.13

Granted	-
Vested	(20,000)	$6.13
Forfeited	-

Nonvested at December 31, 2008	-

Restricted Stock

On September 25, 2008, each non-employee director received an annual grant of restricted shares of common stock. The number of shares subject to the grant was determined based on the cash compensation received by a non-employee director in the entire fiscal year immediately prior to the grant date, which was $35 thousand. In addition, each non-employee director received a one-time grant of a number of restricted shares of common stock having a grant-date fair value of $35 thousand. The grant-date fair value for this one-time grant was determined based on the share closing price on September 25, 2008. The total number of shares of restricted stock granted to all non-employee directors for the one-time and annual grant was 38,532. The closing price of our common stock on September 25, 2008 was $10.90, resulting in a total grant-date fair value of $420 thousand. These shares will be vested over a two-year period and we will recognize share-based compensation expense over the service period. We estimate the forfeiture rate of the restricted stock to be zero.

A summary of restricted stock activity during the nine months ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding, April 1, 2008
Shares granted	38,532	$10.90
Shares forfeited	-
Outstanding, December 31, 2008	38,532	$10.90

Share-based Compensation Expense

We recognized $52 thousand and $114 thousand of total share-based compensation expense for the three and nine months ended December 31, 2008, respectively. Share-based compensation expense related to restricted stock is approximately $52 thousand and $56 thousand for the three and nine months ended December 31, 2008, respectively.  Share-based compensation expense related to stock options is $0 and $58 thousand for the three and nine months ended December 31, 2008, respectively.  The share-based compensation expense recognized for stock options was $31 thousand and $1.6 million for the three and nine months ended December 31, 2007, respectively.  As previously disclosed, during the nine months ended December 31, 2007, 450,000 options were cancelled which resulted in the recognition of the remaining nonvested share-based compensation expense of $1.5 million for that period. At December 31, 2008, there was no unrecognized compensation expense related to nonvested options because all the options were vested. Unrecognized compensation expense related to the restricted stock was $364 thousand which will be fully recognized over the next 21 months.

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

As of March 31, 2008, our gross FIN 48 tax liability was $712 thousand; we have decreased this liability by $208 thousand in the second quarter of this fiscal year based on the preliminary results of the Internal Revenue Service Audit for the periods March 31, 2004 through March 31, 2006. We expect that the gross unrecognized tax benefit will decrease by approximately $44 thousand in the next 12 months related to this audit.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2008 includes additional interest of $12 thousand and $35 thousand, respectively.

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

	Three months ended December 31, 2008			Three months ended December 31, 2007
	Financing Business Segment	Technology Sales Business Segment	Total	Financing Business Segment	Technology Sales Business Segment	Total

Sales of product and services	$588	$170,969	$171,557	$1,291	$167,103	$168,394
Sales of leased equipment	-	-	-	13,740	-	13,740
Lease revenues	10,361	-	10,361	12,194	-	12,194
Fee and other income	261	2,545	2,806	253	3,858	4,111
Total revenues	11,210	173,514	184,724	27,478	170,961	198,439
Cost of sales	569	145,655	146,224	14,465	147,645	162,110
Direct lease costs	3,636	-	3,636	4,460	-	4,460
Selling, general and administrative expenses	3,895	21,562	25,457	3,338	19,970	23,308
Impairment of goodwill	-	4,644	4,644	-	-	-
Segment earnings	3,110	1,653	4,763	5,215	3,346	8,561
Interest and financing costs	1,331	24	1,355	1,795	23	1,818
Earnings before income taxes	$1,779	$1,629	$3,408	$3,420	$3,323	$6,743
Assets	$225,743	$147,021	$372,764	$244,825	$145,342	$390,167

	Nine months ended December 31, 2008			Nine months ended December 31, 2007
	Financing Business Segment	Technology Sales Business Segment	Total	Financing Business Segment	Technology Sales Business Segment	Total

Sales of product and services	$3,085	$513,722	$516,807	$3,057	$561,571	$564,628
Sales of leased equipment	3,447	-	3,447	40,544	-	40,544
Lease revenues	34,197	-	34,197	43,810	-	43,810
Fee and other income	554	8,863	9,417	1,272	11,852	13,124
Total revenues	41,283	522,585	563,868	88,683	573,423	662,106
Cost of sales	5,354	442,261	447,615	41,347	497,774	539,121
Direct lease costs	11,263	-	11,263	16,353	-	16,353
Selling, general and administrative expenses	12,053	63,482	75,535	11,075	64,681	75,756
Impairment of goodwill	-	4,644	4,644	-	-	-
Segment earnings	12,613	12,198	24,811	19,908	10,968	30,876
Interest and financing costs	4,239	68	4,307	6,476	114	6,590
Earnings before income taxes	$8,374	$12,130	$20,504	$13,432	$10,854	$24,286
Assets	$225,743	$147,021	$372,764	$244,825	$145,342	$390,167

Included in the financing business segment above are inter-segment accounts receivable of $53.9 million and $45.2 million at December 31, 2008 and 2007, respectively. Included in the technology sales business segment above are inter-segment accounts payable of $53.9 million and $45.2 million at December 31, 2008 and 2007, respectively.

For the three months ended December 31, 2008 and 2007, our technology sales business segment sold products to our financing business segment of $0.6 million and $0.4 million, respectively. For the nine months ended December 31, 2008 and 2007, our technology sales business segment sold products to our financing business segment of $1.6 million and $1.7 million, respectively. These revenues were eliminated in our technology sales business segment for the same periods.

For the three and nine months ended December 31, 2008, we recorded an impairment of goodwill in the amount of $4.6 million in our software procurement reporting unit, which is part of our technology sales business segment.

13. ACQUISITION

On May 9, 2008, we acquired certain assets and assumed certain liabilities of Network Architects, Inc., a San Francisco-based company, for approximately $364 thousand dollars in cash. Additional consideration totaling $250 thousand may be due on the first and second anniversary dates of the purchase date to one of the principals if certain targets are met. These assets and liabilities are included on our Unaudited Condensed Consolidated Financial Statements as of December 31, 2008. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141,“Business Combinations,” and EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” In accordance with EITF 95-8, once the contingency is resolved and considered distributable, we will record the fair value of the consideration issued as compensation expense in the period.

The estimated determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The estimated purchase price allocation was made by management through various means, including obtaining a third-party valuation of identifiable intangible assets acquired and an evaluation of the fair value of other assets and liabilities acquired. The assignment of amounts to some assets acquired and liabilities assumed are noted below, and was prepared on the basis of all information available at the time. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Property and equipment—net	$64
Intangible Assets:
Customer Relationship (estimated 5-year life)	200
Tradename (estimated 15-year life)	7
Goodwill	120
Other current liabilities	(27)
Net assets acquired	$364

All the assets acquired and liabilities assumed are included in ePlus Technology, inc., a subsidiary of ePlus inc., which is a part of the technology sales business unit segment as of December 31, 2008.

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

14.  SUBSEQUENT EVENT

On February 11, 2009, our Board of Directors amended our current share repurchase plan, which commenced August 4, 2008.  The plan, as amended, has been extended through September 15, 2009, and we may repurchase up to 500,000 shares of ePlus' outstanding common stock beginning February 12, 2009.  The purchases may be made from time to time in the open market or in privately negotiated transactions, subject to availability.  Any repurchased shares will have the status of treasury shares and may be used when needed for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2008 (the “2008 Annual Report”).  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2008 Annual Report and in Part II, Item 1A of this quarterly report on Form 10-Q.

EXECUTIVE OVERVIEW

Business Description

ePlus and its consolidated subsidiaries provide leading IT products and services, flexible leasing solutions, and enterprise supply management to enable our customers to optimize their IT infrastructure and supply chain processes. Our revenues are composed of sales of product and services, sales of leased equipment, lease revenues and fee and other income. Our operations are conducted through two business segments: our technology sales business unit and our financing business unit.

Financial Summary

During the three months ended December 31, 2008, total revenue decreased 6.9% to $184.7 million while total costs and expenses decreased 5.4% to $181.3 million. Net income decreased 47.7% to $2.0 million as compared to the same period in the prior fiscal year.  These results included a goodwill impairment charge of $4.6 million during the three months ended December 31, 2008.  Gross margin for product and services improved 3.2% to 14.8% during the three months ended December 31, 2008. During the nine months ended December 31, 2008, total revenue decreased 14.8% to $563.9 million while total costs and expenses decreased 14.8% to $543.4 million. Net income decreased 11.3% to $12.1 million as compared to the same period in the prior fiscal year. Gross margin for product and services improved 2.6% to 14.0% during the nine months ended December 31, 2008. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers. Cash increased $28.1 million or 48.1% to $86.6 million at December 31, 2008 compared to March 31, 2008, due in part to management’s effort to conserve our liquidity position. Total sales for both the three and nine months ended December 31, 2008 decreased as compared to the prior fiscal periods due to an overall softening in the economy, which delays our customers’ investment in capital equipment. We expect this trend to continue in calendar year 2009 and we believe that the recent credit market condition will intensify this trend.

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

We completed our annual goodwill impairment test during the third quarter of our fiscal year. We concluded that there was no impairment in our leasing, technology and software document management reporting units.  The weakening U.S. economy and the global credit crisis have accelerated the reduction in demand for certain software products.  As a result of this reduced demand, we projected a decline in revenue in our software procurement reporting unit, part of our technology sales business segment, which lowered the fair value estimates of the reporting unit.  As a result of the lower fair value estimates, we concluded that the carrying amount of the software procurement reporting unit exceeded its respective fair value. We then compared the implied fair value of the goodwill in the software procurement reporting unit with the carrying value and recorded a $4.6 million impairment charge in the three months ended December 31, 2008.  This amount is reported on our Unaudited Condensed Consolidated Statement of Operations.

Business Unit Overview

Technology Sales Business Unit

The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources.

Our technology sales business unit derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our Unaudited Condensed Consolidated Statements of Operations under sales of product and services and fee and other income. Many customers purchase information technology equipment from us using Master Purchase Agreements (“MPAs”) in which the terms and conditions of our relationship are stipulated.  Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day termination for convenience clauses. In addition, many of our customers place orders using purchase orders without an MPA in place. A substantial portion of our sales of product and services are from sales of Hewlett Packard and CISCO products, which represent approximately 17% and 33% of sales, respectively, for the three months ended December 31, 2008.

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

Manufacturer	Manufacturer Authorization Level

Hewlett Packard	HP Preferred Elite Partner (National)
Cisco Systems	Cisco Gold DVAR (National)
Video Surveillance
Microsoft	Microsoft Gold (National)
Sun Microsystems	Sun SPA Executive Partner (National)
Sun National Strategic DataCenter Authorized
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
NetApp	NetApp STAR Partner
Citrix Systems, Inc.	Citrix Gold (National)

Through our technology sales business unit we also generate revenue through hosting arrangements and sales of our software. These revenues are reflected on our Unaudited Condensed Consolidated Statements of Operations under fee and other income. In addition, fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income.

Financing Business Unit

The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The financing business unit derives revenue from leasing primarily information technology equipment and sales of leased equipment. These revenues are reflected on our Unaudited Condensed Consolidated Statements of Operations under lease revenues and sales of leased equipment.

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases and sales of leased assets to lessees. These transactions are accounted for in accordance with SFAS No. 13. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct financing leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property plus initial direct costs (net margins) is recorded as revenue at the inception of the lease.  For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue. SFAS No. 140 establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct financing leases we make on a non-recourse basis meet the criteria for surrender of control set forth by SFAS No. 140 and have, therefore, been treated as sales for financial statement purposes.

Sales of leased equipment represent revenue from the sales to a third party other than the lessee of equipment subject to a lease in which we are the lessor. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. If the rental stream on such lease has non-recourse debt associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of debt assumed by the purchaser. If there is no non-recourse debt associated with the rental stream, sales revenue is recorded at the amount of gross consideration received, and costs of sales is recorded at the book value of the lease.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). We do not expect this provision to have any material impact on our financial position or results of operations. SFAS No. 162 is effective November 15, 2008.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The provisions of FSP No. 142-3 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of FSP No. 157-3 were effective upon issuance and for financial statements not yet reported. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial statements.

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

REVENUE RECOGNITION.  The majority of our revenues are derived from three sources: sales of products and services, lease revenues and sales of our software. Our revenue recognition policies vary based upon these revenue sources. We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the SEC. Under SAB No. 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery due to our sales terms with our customers and with our vendors. For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon historical delivery dates.

We also sell services that are performed in conjunction with product sales, and recognize revenue for these sales in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, we recognize sales from delivered items only when the delivered item(s) has value to the client on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s), and delivery of the undelivered item(s) is probable and substantially under our control. For most of the arrangements with multiple deliverables (hardware and services), we generally cannot establish reliable evidence of the fair value of the undelivered items.  Therefore, the majority of revenue from these services and hardware sold in conjunction with the services is recognized when the service is complete and we have received an acceptance certificate. However, in some cases, we do not receive an acceptance certificate and we estimate the completion date based upon our records.

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

ASSUMPTIONS RELATED TO GOODWILL.  We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third-party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations are based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.

We review our goodwill for impairment annually, or more frequently, if indicators of impairment exist. Goodwill has been assigned to four reporting units for purposes of impairment testing. Our reporting units are leasing, technology, software procurement and software document management.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, including market information.  We employ the discounted cash flow method and the guideline company method, and compute a weighted average to determine the fair value of each reporting unit. The discounted cash flow method uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the discounted cash flow method by comparing the values to fair value estimates using the guideline company method. The guideline company method estimates fair value by applying earnings multiples to the reporting unit’s operating performance. The multiples are derived from publicly traded companies with similar operating and investment characteristics as our reporting units.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of a reporting unit's goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

During the third quarter of our fiscal year, we completed our annual goodwill impairment test. We concluded that there was no impairment in our leasing, technology and software document management reporting units.  The weakening U.S. economy and the global credit crisis have accelerated the reduction in demand for certain software products.  As a result of this reduced demand, we projected a decline in revenue in our software procurement reporting unit, part of our technology sales business segment, which lowered the fair value estimates of the reporting unit.  As a result of the lower fair value estimates, we concluded that the carrying amount of the software procurement reporting unit exceeded its respective fair value. We then compared the implied fair value of the goodwill in the software procurement reporting unit with the carrying value and recorded a $4.6 million impairment charge in the three months ended December 31, 2008.  This amount is reported on our Unaudited Condensed Consolidated Statement of Operations.  See Note 3, “Impairment of Goodwill,” for additional information.

We will continue to monitor the market, our operational performance and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding future impairment of our goodwill.

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

Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to cost of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations in accordance with EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services on the accompanying Unaudited Condensed Consolidated Statements of Operations. We accrue vendor consideration in accordance with the terms of the related program which may include a certain amount of sales of qualifying products or as targets are met or as the amounts are estimable and probable or as services are provided. Actual vendor consideration amounts may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued, and can, at times, result in significant earnings fluctuations on a quarterly basis.

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

We account for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment.”  We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

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

Results of Operations — Three and nine months ended December 31, 2008 compared to three and nine months ended December 31, 2007

REVENUES

Total Revenues. We generated total revenues during the three months ended December 31, 2008 of $184.7 million compared to revenues of $198.4 million during the three months ended December 31, 2007, a decrease of 6.9%. During the nine months ended December 31, 2008, revenues decreased 14.8% to $563.9 million, as compared to $662.1 million during the same period ended December 31, 2007.

Sales of product and services.  Sales of product and services increased slightly at 1.9% to $171.6 million during the three months ended December 31, 2008 compared to $168.4 million during the three months ended December 31, 2007.  The net increase in sales of product and services during the three months ended December 31, 2008 was driven by a greater increase in sales to some existing customers.  However, during the nine months ended December 31, 2008, sales of product and services decreased 8.5% to $516.8 million compared to $564.6 million in the prior fiscal year.  The decrease in revenue for the nine-month period is primarily attributed to the economic downturn, which generally results in our customers' tendency to postpone technology equipment investments. Sales of product and services represented 92.9% and 84.9% of total revenue during the three months ended December 31, 2008 and 2007, respectively.  Sales of product and services represented 91.7% and 85.3% of total revenue during the nine months ended December 31, 2008 and 2007, respectively. Sales of product and services as a percentage of total revenue increased as a result of proportionately larger decreases in sales of leased equipment and lease revenue as compared to the same periods in the prior fiscal year.

Gross margin.  We realized a gross margin on sales of product and services of 14.8% and 14.0% for the three and nine months ended December 31, 2008, respectively, and 11.6% and 11.4% for the same periods ended December 31, 2007. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers. While we saw improvement in the gross margin this fiscal year related to manufacturer incentives, which partially offsets cost of sales, products and services.  We believe that manufacturers may begin tightening these programs due to current market conditions. We believe our ability to maintain or increase the level of manufacturer incentives may therefore be limited without increases in the volume of products sold.

Lease revenues.  Lease revenues decreased 15.0% to $10.4 million and 21.9% to $34.2 million for the three and nine months ended December 31, 2008, respectively. These decreases are due to smaller number of leases in our operating and direct financing lease portfolio as a result of higher sales of leased equipment during the same periods in fiscal year 2008. Sales of leased equipment fluctuate from quarter to quarter, and are a component of our risk-mitigation process, which we conduct to diversify our portfolio by customer, equipment type, and residual value investments. The recent tightness in the credit market has affected our non-recourse debt funding interest rates and prompted us to arrange funding earlier in our transaction cycles.  From time to time, our lessees purchase leased assets from us before and at the end of the lease term.  This amount is included in lease revenues on our Unaudited Condensed Consolidated Statements of Operations.  During the three months ended December 31, 2008 sales of leased assets to lessees was $1.7 million, a 27.6% decrease from $2.3 million as of December 31, 2007. During the nine months ended December 31, 2008, sales of leased assets to lessees was $7.0 million, a 47.2% decrease from $13.3 million as of December 31, 2007.

Sales of leased equipment.  We also recognize revenue from the sale of leased equipment to non-lessee third parties. During the three months ended December 31, 2008 we did not have such sales.  During the same period in 2007, we sold a portion of our lease portfolio and recognized a gross margin of 3.1%, on these sales. The revenue recognized on the sale of leased equipment totaled approximately $13.7 million, and the cost of leased equipment totaled $13.3 million for the three months ended December 31, 2007. For the nine months ended December 31, 2008 and 2007, we recognized revenue from sales of leased equipment of approximately $3.4 million and $40.5 million, cost of leased equipment of $3.3 million and $38.9 million, resulting in gross margins of 5.4% and 4.0%, respectively, on the sales of leased equipment. These decreases were due to management’s decision to sell part of the lease schedules, as part of a risk-mitigation process. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”

Fee and other income.  For the three and nine months ended December 31, 2008, fee and other income was $2.8 million and $9.4 million, a decrease of 31.7% and 28.2%, respectively, over the same periods ended December 31, 2007. These decreases were primarily driven by a decrease in fees related to early lease buyouts, a decrease in software and related consulting revenue, a decrease in short-term investment income and a decrease in agent fees from manufacturers for the three and nine months ended December 31, 2008. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management.  The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

COSTS AND EXPENSES

Cost of sales, product and services. During the three months ended December 31, 2008, cost of sales, product and services decreased 1.7% to $146.2 million as compared to $148.8 million during the same period ended December 31, 2007.  During the nine months ended December 31, 2008, cost of sales, product and services decreased 11.2% to $444.3 million as compared to $500.2 million during the same period in the prior fiscal period.  These decreases correspond to the decreases in sales of product and services in our technology sales business unit as well as a reduction in cost of goods sold due to increased incentives from manufacturers during the three and nine months ended December 31, 2008.

Direct lease costs. Direct lease costs decreased 18.5% to $3.6 million and 31.1% to $11.3 million during the three and nine months ended December 31, 2008, respectively, as compared to the same periods in the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating lease equipment. Our investment in operating leases decreased 31.4% to $24.4 million at December 31, 2008 as compared to $35.6 million at December 31, 2007, as a result of the sale of a number of lease schedules during the prior fiscal year.

Professional and other fees.  Professional and other fees decreased 36.4% to $1.6 million and 38.5% to $5.9 million during the three and nine months ended December 31, 2008, respectively, as compared to the same periods in December 31, 2007.  These decreases are primarily due to higher expenses in the same periods last year relating to our delay in our SEC filings.  The delay in SEC filings was due to the investigation that was commenced by our Audit Committee and previously disclosed in our Form 10-K for the year ended March 31, 2007.  In addition, during the same periods, we reduced our legal and outside consulting fees and other fees.

Salaries and benefits.  Salaries and benefits expense increased 14.7% to $19.6 million and 6.9% to $57.7 million during the three and nine months ended December 31, 2008, respectively, as compared to the same periods in December 31, 2007.  Theses increases are mostly driven by an increase in the number of employees and related expenses.  We employed 672 people at December 31, 2008 as compared to 649 people at December 31, 2007. The increase in headcount is attributable to the establishment of a telesales unit, the employment of several former consultants as professional services staff and additional support personnel. The increases are partially offset by the recognition of $1.5 million share-based compensation expense from the cancellation of options, during the nine months ended December 31, 2007 as previously disclosed.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period. For the three months ended December 31, 2008 and 2007, our expense for the plan was approximately $69 thousand and $79 thousand, respectively. For the nine months ended December 31, 2008 and 2007, our expense for the plan was approximately $277 thousand and $242 thousand, respectively.

General and administrative expenses.  General and administrative expenses increased 14.5% to $4.3 million and decreased 2.0% to $11.9 million during the three and nine months ended December 31, 2008, respectively, as compared to the same periods in the prior fiscal year. The increase during the three months ended December 31, 2008 is primarily driven by an increase in bad debt expense.  The increase in bad debt expense is attributable to specific customers and an overall increase in credit risk in our portfolio.  The decrease during the nine-month period was due to increased efficiency in spending controls and efforts to enhance productivity, partially offset by the increase in bad debt expense.

Impairment of goodwill.  Impairment of goodwill for the three and nine months ended December 31, 2008 was $4.6 million.  This non-cash impairment was related to our software procurement reporting unit, which is part of our technology sales business segment.  See Note 3, “Impairment of Goodwill,” in the notes to the Unaudited Condensed Consolidated Financial Statements.

Interest and financing costs.  Interest and financing costs decreased 25.5% to $1.4 million and 34.6% to $4.3 million during the three and nine months ended December 31, 2008 respectively, as compared to the same periods in the prior fiscal year. This decrease is primarily due to lower interest costs and related expenses as a result of lower recourse and non-recourse note balances. We repaid our $5.0 million recourse notes payable related to our credit facility with National City Bank on December 31, 2007. In addition, there was an 18.8% decrease in non-recourse notes payable to $85.1 million at December 31, 2008 as compared to $104.7 million at December 31, 2007.

Provision for Income Taxes. Our provision for income taxes decreased $1.5 million to $1.4 million for the three months ended December 31, 2008 and decreased $2.2 million to $8.4 million for the nine months ended December 31, 2008. These decreases are due to lower earnings as compared to the same periods in the prior fiscal year. Our effective income tax rates for the three and nine months ended December 31, 2008 were 42.4% and 41.1%, respectively. Our effective income tax rates for the three and nine months ended December 31, 2007 were 44.4% and 43.9%, respectively.  These decreases were due to the non-deductible share-based compensation expense of $1.5 million incurred during the last fiscal year as previously disclosed.

Net Earnings. The foregoing resulted in net earnings of $2.0 million for the three months ended December 31, 2008, a decrease of 47.7% as compared to $3.8 million during the same period in the prior fiscal year.  Net earnings for the nine months ended December 31, 2008 were $12.1 million, a decrease of 11.3% from $13.6 million over the same period in the prior fiscal period.

Basic and fully diluted earnings per common share were both $0.24 for the three months ended December 31, 2008 as compared to $0.45, for both basic and fully diluted earnings per common share during the same period in the prior fiscal year.  Basic and fully diluted earnings per common share were $1.46 and $1.42, respectively, for the nine months ended December 31, 2008 as compared to $1.65 and $1.63, respectively, for the nine months ended December 31, 2007.

Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2008 were 8,264,115 and 8,404,352, respectively.  For the three months ended December 31, 2007 the basic and diluted weighted average common shares outstanding were 8,231,741 and 8,422,256, respectively. Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2008 were 8,271,616 and 8,518,419, respectively.  For the nine months ended December 31, 2007 the basic and diluted weighted average common shares outstanding were 8,231,741 and 8,375,412, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations, and borrowings, both non-recourse and recourse. We have used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of operating lease equipment, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock.

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility with GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” on our Unaudited Condensed Consolidated Balance Sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-45 days from the invoice date. At each due date, the payment is made by the accounts receivable component of our facility and reflected as “recourse notes payable” on our Unaudited Condensed Consolidated Balance Sheets.  The borrowings and repayments under the floor plan component are reflected as “net borrowings (repayments) on floor plan facility” in the cash flows from financing activities section of our Unaudited Condensed Consolidated Statement of Cash Flow.

Most customer payments in our technology sales business segment are received by our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our accounts receivable facility at GECDF on a daily basis. To the extent the monies from the lockboxes are insufficient to cover the amount due under the accounts receivable facility, we make a cash payment to GECDF for the deficit.  To the extent the monies received from the lockbox account exceed the amounts due under the accounts receivable facility, GECDF wires the excess funds to us.  These payments from the accounts receivable component to the floor plan component and repayments from our lockboxes and repayments from our cash are reflected as “net repayments on recourse lines of credit” in the cash flows from the financing activities section of our Unaudited Condensed Consolidated Statements of Cash Flows. We engage in this payment structure in order to minimize our interest expense in connection with financing the operations of our technology sales business segment.

We believe that cash on hand, and funds generated from operations, together with available credit under our credit facilities, will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next twelve calendar months.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine months ended December 31,
	2008	2007
Net cash (used in) provided by operating activities	$(1,681)	$24,452
Net cash used in investing activities	(990)	(4,299)
Net cash provided by financing activities	31,194	5,449
Effect of exchange rate changes on cash	(395)	308
Net increase in cash and cash equivalents	$28,128	$25,910

Cash Flows from Operating Activities. Cash used in operating activities totaled $1.7 million in the nine months ended December 31, 2008, compared to cash provided by operations of $24.5 million during nine months ended December 31, 2007. Cash flows used in operations for the nine months ended December 31, 2008 resulted primarily from $18.1 million in cash used by investment in direct financing and sales type leases—net. While our investment in direct financing and sales-type leases—net decreased $14.8 million on our Unaudited Condensed Consolidated Balance Sheet (see Note 2, “Investment in Leases and Leased Equipment—net,” in the notes to Unaudited Condensed Consolidated Financial Statements) over the nine months ended December 31, 2008 which might otherwise be expected to create a cash inflow, it resulted in a cash outflow of $7.0 million for new leases. This was as a result of the repayment of $38.8 million in principal payments by our lessees directly to our lenders which has the effect of decreasing the investment in direct financing and sales-type leases—net, but is not reported in our cash flows from operating activities. These lessee principal payments are disclosed in our schedule of Non-Cash Investing and Financing Activities. These payments by our lessees directly to our lenders also decreased our non-recourse debt on our Unaudited Condensed Consolidated Balance Sheet. Other significant changes from the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 include the $13.7 million unfavorable change in accounts payable—trade and the $4.5 million unfavorable change in salaries and commissions payable, accrued expenses and other liabilities.

The increase in cash used in operating activities was partially offset by an increase in net earnings for the nine months ended December 31, 2008 and favorable changes in accounts receivable—net and payments from lessees directly to lenders for operating leases.

Cash Flows from Investing Activities. Cash used in investing activities decreased to $990 thousand in the nine months ended December 31, 2008, a decrease of $3.3 million compared to the nine months ended December 31, 2007. This decrease was primarily due to a $4.4 million decrease in purchases of operating lease equipment and a $1.4 million decrease in proceeds from the sale or disposal of operating lease equipment for the nine months ended December 31, 2008 compared with the nine months ended December 31, 2007. Cash used in investing activities also includes cash paid, net of cash acquired, in the amount of $364 thousand to acquire certain assets of Network Architects, Inc.

Cash Flows from Financing Activities. Cash provided by financing activities increased to $31.2 million for the nine months ended December 31, 2008, an increase of $25.7 million compared to the nine months ended December 31, 2007. The increase is primarily due to a $16.7 million decrease in repayments by us of non-recourse borrowings.  Repayments of non-recourse borrowings was $4.8 million for the nine months ended December 31, 2008 compared to $21.5 million during the same period in the prior fiscal year.  In addition, net repayments on recourse lines of credit was $5.0 million for the prior fiscal year.  However, principal payments from lessees of $38.8 million were paid directly from our lessees to our lenders as disclosed in our Schedule of Non-cash Investing and Financing Activities. Therefore, non-recourse debt decreased during the nine months ended December 31, 2008. Cash flows from non-recourse borrowings increased primarily due to the recordation of new leases. In addition, net borrowings on the floor plan facility were $2.5 million for the nine months ended December 31, 2008 and net repayments on floor plan facility were $3.9 million for the same period in 2007.

Liquidity and Capital Resources

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers.  Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Given the current market, we have been monitoring our exposure closely and conserving our capital. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources, however pricing has increased and has become more volatile. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At December 31, 2008, our lease-related non-recourse debt portfolio decreased 9.3% to $85.1 million as compared to $93.8 million at March 31, 2008.

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

Accrued expenses and other liabilities includes deferred expenses, income tax accrual and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $29.5 million and $30.4 million of accrued expenses and other liabilities as of December 31, 2008 and March 31, 2008, respectively, an decrease of 2.9%. The decrease is primarily driven by decreases in professional and other fees as a result of higher expenses in the same periods last year relating to our investigation of stock option grants, which was commenced by our Audit Committee and previously disclosed in our Form 10-K for the year ended March 31, 2007.

Credit Facility — Technology Business

Our subsidiary ePlus Technology, inc. has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of December 31, 2008, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2008. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2008	Balance as of December 31, 2008	Maximum Credit Limit at March 31, 2008	Balance as of March 31, 2008
$125,000	$58,151	$125,000	$55,634

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our customers into a lockbox and our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Unaudited Condensed Consolidated Balance Sheets. There was no outstanding balance at December 31, 2008 or March 31, 2008.

The respective accounts receivable component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2008	Balance as of December 31, 2008	Maximum Credit Limit at March 31, 2008	Balance as of March 31, 2008
$30,000	$-	$30,000	$-

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

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, sell assets or merge with another company.  Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin. The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of December 31, 2008, we had no outstanding balance on the facility. We believe that we will be able to renew this credit facility when it expires in July 2009.

In general, we may use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed-rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. We were in compliance with these covenants as of December 31, 2008.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro forma financial projections, by certain dates. As required by Section 5.1 of the facility, we have delivered all financial statements and pro forma financial projections.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of December 31, 2008, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party.  Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2008 Annual Report and Part II, Item 1A, “Risk Factors,” in this Form 10-Q.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we are reliant upon lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the National City Bank and GECDF facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City Bank facility bear interest at a market-based variable rate, based on a rate selected by us and determined at the time of borrowing. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of March 31, 2008, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, we began transacting business in Canada. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars. To date, Canadian operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act (“Exchange Act”) Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Controls

During the course of preparing our Unaudited Condensed Consolidated Financial Statements for the quarter ended December 31, 2006, we identified a material weakness related to the cut-off of accrued liabilities. As of December 31, 2008, this material weakness has been remediated. In addition, we have developed enhancements to our controls surrounding these cut-off issues, including, but not limited to, electronically tracking liabilities incurred from third parties related to service engagements, and enhanced monitoring of our accounts payable obligations. The actions we plan to take are subject to continued management review supported by confirmation and testing as well as Audit Committee oversight.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Cyberco Related Matters

We have been involved in several matters relating to a customer named Cyberco Holdings, Inc. ("Cyberco").  The Cyberco principals were perpetrating a scam, and at least five principals have pled guilty to criminal conspiracy and/or related charges, including bank fraud, mail fraud and money laundering. We have previously disclosed our losses relating to Cyberco, and are pursuing avenues to recover those losses. In September 2008, the Superior Court in the state of California, County of San Diego, dismissed a claim we filed against one of our lenders, Banc of America Leasing and Capital, LLC, relating to the Cyberco transaction, and we timely filed a Notice of Appeal. In June 2007, ePlus Group, inc. and two other Cyberco victims filed suit in the United States District Court for the Western District of Michigan against The Huntington National Bank. The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion. While we believe that we have a basis for these claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Other Matters

On January 18, 2007, a shareholder derivative action related to stock option practices was filed in the United States District Court for the District of Columbia. The amended complaint names ePlus inc. as nominal defendant and personally names eight individual defendants who are directors and/or executive officers of ePlus inc. The amended complaint alleges violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The amended complaint seeks monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys' fees. We have filed a motion to dismiss the amended complaint. We cannot predict the outcome of this suit.

In December 2008 we finalized resolution of a dispute with the government of the District of Columbia ("DC") regarding personal property taxes. DC was seeking payment for property taxes relating to property we financed for our customers.  Under the terms of the settlement, we paid an agreed-upon amount of tax and are entitled to collect reimbursement from our lessees.  See Note 7, “Commitments and Contingencies” for additional information.

There can be no assurance that these or any existing or future litigation arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, or results of operations or cash flows.

Item 1A. Risk Factors

Factors That May Affect Our Future Results or the Market Price of Our Stock

Our business faces significant risks including the risks described in our Form 10-K for the fiscal year ended March 31, 2008 and those set forth below.  If any of the events or circumstances described in such risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. The risks described in our Form 10-K for the fiscal year ended March 31, 2008 and those set forth below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

General Economic Weakness May Harm Our Operating Results and Financial Condition

Our results of operations are dependent to a large extent upon the state of the economy. General economic weakness or weaker economic conditions in the United States could adversely impact our customers and our results of operations and financial condition. Challenging economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. As a result, our revenues could decrease and reserves for credit losses and write-offs of accounts receivable may increase.

The Soundness of Financial Institutions Could Adversely Affect Us

We have relationships with many financial institutions, including lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to access credit facilities or complete transactions as intended, which could adversely affect our business and results of operations.

We May Be Required to Take Additional Impairment Charges For Goodwill or Intangible Assets Related to Acquisitions

We have acquired certain portions of our business and certain assets through acquisitions. Further, as part of our long-term business strategy, we may continue to pursue acquisitions of other companies or assets. In connection with prior acquisitions, we have accounted for the portion of the purchase price paid in excess of the book value of the assets acquired as goodwill or intangible assets, and we may be required to account for similar premiums paid on future acquisitions in the same manner.

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, whereas intangible assets are amortized over the life of the asset.  Changes in the business itself, the economic environment (including business valuation levels and trends), or the legislative or regulatory environment may trigger a periodic review and evaluation of our goodwill and intangible assets for potential impairment.  These changes may adversely affect either the fair value of the business or the fair value of our individual reporting units and we may be required to take an impairment charge to the extent that the carrying values of our goodwill or intangible assets exceeds the fair value of the business in the reporting unit with goodwill and intangible assets. Also, if we sell a business for less than the book value of the assets sold, plus any goodwill or intangible assets attributable to that business, we may be required to take an impairment charge on all or part of the goodwill and intangible assets attributable to that business.

We determined that our goodwill was impaired, resulting in a non-cash impairment charge of $4.6 million during the three months ended December 31, 2008.

If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business.

We May Not Be Able to Realize Our Entire Investment in the Equipment We Lease

The realization of equipment values (residual values) during the life and at the end of the term of a lease is an important element in our leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the expected disposition date.

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, or other factors, would adversely affect the current or the residual values of such equipment.

Further, certain equipment residual values are dependent on the manufacturer’s or vendor’s warranties, reputation and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

The degree of residual realization risk varies by transaction type. Capital leases bear the least risk because contractual payments cover approximately 90% of the equipment’s inception of lease cost. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On  July 31, 2008, our Board authorized a share repurchase plan commencing after August 4, 2008. The new plan authorized the repurchase of up to 500,000 shares of ePlus’ outstanding common stock over a 12-month period ending no later than August 4, 2009.  In addition, our credit agreement with National City Bank has an annual dollar limit of $12,500,000 for common stock repurchases.  During the nine months ended December 31, 2008, we have repurchased 302,873 shares for a total purchase price of approximately $2.9 million.  Since the inception of our initial repurchase program on September 20, 2001, as of December 31, 2008, we have repurchased 3,281,863 shares of our outstanding common stock at an average cost of $10.91 per share for a total purchase price of $35.8 million.

On February 11, 2009, our Board amended our current share repurchase plan to extend the program from August 4, 2009 to September 15, 2009.  In addition, the amendment authorizes us to repurchase up to 500,000 shares of ePlus' outstanding common stock beginning February 12, 2009.  See Note 14, "Subsequent Event," for additional information.

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2008.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

October 1, 2008 through October 31, 2008	-	-	-	-
November 1, 2008 through November 30, 2008	216,019	$9.40	216,019	283,981	(2)
December 1, 2008 through December 31, 2008	86,854	$10.27	86,854	197,127	(3)

(1)	All shares acquired were in open-market purchases.
(2)
The share purchase authorization in place for  the month ended November 30, 2008 had purchase limitations on the number of shares (500,000).  As of November 30, 2008, the remaining authorized shares to be purchased is 283,981.

(3)
The share purchase authorization in place for  the month ended December 31, 2008 had purchase limitations on the number of shares (500,000).  As of December 31, 2008, the remaining authorized shares to be purchased is 197,127.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None.

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

ePlus inc.

Date: February 17, 2009	/s/PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2009	/s/ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)