Form 10-K
period 2009-03-31
EPLUS INC
filed 2009-06-16
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2009
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
(Address, including zip code, of principal offices)

Registrant’s telephone number, including area code: (703) 984-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2008 was $48,019,263. The outstanding number of shares of common stock of ePlus as of May 29, 2009, was 8,164,679.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Document	Part

Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end.	Part III

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,”“expect,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
we  offer a comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
•	our ability to hire and retain sufficient qualified personnel;
•	a decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property;
•	the creditworthiness of our customers;
•	our ability to raise capital, maintain, or increase as needed, our lines of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
•	our ability to realize our investment in leased equipment;
•	our ability to reserve adequately for credit losses; and
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as other reports that we file with the SEC.

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

Our operations are conducted through two basic business segments. Our first segment is our technology sales business unit that includes all the technology sales and related services, including our proprietary software.  Our second segment is our financing business unit that consists of the equipment and financing business to commercial, government, and government-related entities and the associated business process outsourcing services. See Note 13, “Segment Reporting” in the Consolidated Financial Statements included elsewhere in this report.

ePlus inc. does not engage in any other business other than serving as the parent holding company for the following operating companies:

Technology Sales Business

•	ePlus Technology, inc.
•	ePlus Systems, inc.;
•	ePlus Content Services, inc.; and
•	ePlus Document Systems, inc.

Financing Business

•	ePlus Group, inc.;
•	ePlus Government, inc.
•	ePlus Canada Company;
•	ePlus Capital, inc.;
•	ePlus Jamaica, inc.; and
•	ePlus Iceland, inc.

On March 31, 2003, the former entities ePlus Technology of PA, inc. and ePlus Technology of NC, inc. were merged into ePlus Technology, inc. This combination created one national entity to conduct our Technology sales and services business.   ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and provide consulting services and proprietary software for enterprise supply management. ePlus Capital, inc. owns 100 percent of ePlus Canada Company, which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to handle business servicing the Federal government marketplace, which includes financing transactions that are generated through government contractors. ePlus Document Systems, inc. was incorporated on October 15, 2003 and provides proprietary software for document management.

ePlus Jamaica, inc. was incorporated on April 8, 2005 and ePlus Iceland, inc. was incorporated on August 10, 2005.  Both companies are subsidiaries of ePlus Group, inc. and were created to transact business in Jamaica and Iceland, respectively; however, neither entity has conducted any significant business, or has any employees or business locations outside the United States.

OUR BUSINESS

We have evolved our product set by expanding our technology credentials with our key vendors and developing proprietary software and consulting services.  Our primary focus is to deliver technology solutions. Our current offerings include:

•	direct marketing of information technology equipment and third-party software;
•	advanced professional services;
•
proprietary software, including order-entry and order-management software (OneSource®), procurement, asset management, document management and distribution software, and electronic catalog content management software and services; and

•	leasing and business process services.

We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 18 years and have been providing software for more than nine years. We currently derive the majority of our revenues from Information Technology (“IT”) product sales, professional services, and leasing. Our sales are generated primarily by our internal sales force and through vendor relationships to our customers, which include commercial accounts; federal, state and local governments; K-12 schools; and higher education institutions. We also lease and finance equipment, and supply software and services directly and through relationships with vendors and equipment manufacturers.

Our broad product offerings provide customers with a highly-focused, end-to-end, turnkey solution for purchasing, lifecycle management, and financing for IT products and services. In addition, we offer asset-based financing and leasing of capital assets and lifecycle management solutions for the assets during their useful life, including disposal. We offer our customers a multi-disciplinary approach for implementing, controlling, and maintaining cost savings throughout their organization, allowing our customers to simplify their administrative processes, gain data transparency and visibility, and enhance internal controls and reporting.

 The key elements of our business are:

•	Direct IT Sales: We are a direct marketer and authorized reseller of leading IT products via our direct sales force and web-based ordering solution, OneSource®.
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

•
Proprietary Software: We offer proprietary software, for enterprise supply management, which can be used as standalone solutions or be integrated as component of a bundled solution. These include eProcurement, spend management, asset management, document management, and product content management software. These systems can be installed behind our client's firewall or operated as a service hosted by ePlus.

Our proprietary software and associated business process services allow us to better support and retain our customers in our technology sales and finance businesses.  We have developed and acquired these products and services to distinguish us from our competition by providing a comprehensive offering to customers.

Our primary target customers are middle-market and larger companies in the United States of America with annual revenues between $25 million and $2.5 billion. We believe there are more than 50,000 target customers in this market.

INDUSTRY BACKGROUND

In the current marketplace, we believe demand for IT equipment, services, and financing is being driven by the following industry trends:

•
With industry analysts forecasting a decline in overall IT spending in the U.S. in 2009, we believe that customers are focused on cost savings initiatives to reduce their overall cost of information technology systems and processes.  We have continued to focus our advanced technology solutions and resources which provide long-term cost savings such as reduced energy consumption, footprint, and management costs include server, storage, and desktop virtualization; and replacement of obsolete technology hardware.

•
We believe customers are focused on improving their data and physical security, from their data centers to their end-user mobile devices, and all points between.  These comprehensive and complex solutions may include consulting, hardware, software, and implementation, and ongoing maintenance and monitoring.  We have continued to focus our resources in these areas to meet expected customer demand.

•
We believe that customers are seeking to reduce the number of vendors they do business with for the purpose of improving internal efficiencies, enhancing accountability and improving supplier management practices, and reducing costs. We have continued to enhance our relationships with premier manufacturers and gained the engineering and sales certifications required to provide the most desired technologies for our customers.  In addition, we have continued to enhance our automated business processes, including eProcurement and electronic business solutions, such as OneSource®, to make transacting business with us more efficient and cost effective for our customers.  We introduced OneSource IT+ in 2009 to improve internal business processes efficiencies for clients ordering from multiple suppliers. OneSource IT+ is positioned to help our clients and prospects reduce the number of suppliers they purchase from, eliminate multiple and unique ordering processes, provide a consolidated view of IT purchases, consolidate invoice and payable processing and reduce the complexities of IT spend through multiple suppliers.

•
We believe that customers prefer bundled offerings to include IT products/services and leasing, due to decreased liquidity in the global financial markets, as customers seek to preserve cash balances and working capital availability under bank lines.

We have continuously evolved our advanced professional service and software capabilities. We believe that we are distinctively positioned to take advantage of this shift in client purchasing as evidenced by continued development of our various integrated solutions, which we began developing in 1999 (earlier than many other direct marketers) and we continue to believe that our bundled solution set is unsurpassed in the marketplace because of its breadth and depth of offerings.

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

COMPETITION

The market for IT sales and professional services is intensely competitive, subject to economic conditions and rapid change, and significantly affected by new product introductions and other market activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national and international firms, including manufacturers; other direct marketers; national and regional resellers; and regional, national, and international services providers. In addition, many computer manufacturers may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such manufacturers.

We believe that we offer enhanced solution capability, broader product selection and availability, competitive prices, and greater purchasing convenience than traditional retail stores or value-added resellers. In addition, our dedicated account executives offer the necessary support functions (e.g., software, purchases on credit terms, leasing, and efficient return processes) that Internet-only sellers do not usually provide. We are not aware of any competitors in the United States that offer the same set of bundled solution offerings as we offer as a principal.

The market for leasing is intensely competitive and subject to changing economic conditions and market activities of industry participants. We expect to continue to compete in all areas of business against local, regional, national and international firms, including banks, specialty finance companies, hedge funds, vendors' captive finance companies, and third-party leasing companies. Banks and large specialty financial services companies sell directly to business clients, particularly larger enterprise clients, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may utilize internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer and contractual relationships that are difficult to displace. However, these competitors typically do not offer the breadth of product, service, and software offerings that we offer our clients.

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

We believe that the principal competitive factors for the solution are scalability, functionality, ease-of-use, ease-of-implementation, ability to integrate with existing legacy systems, experience in business-to-business supply chain management, and knowledge of a business’ asset management needs. We believe we can compete favorably with our competitors in these areas within our framework that consists of OneSource®, OneSource® IT+ , Procure+®, Spend+®, Manage+®, Content+®, ePlus Leasing, strategic sourcing, document management software, and business process outsourcing.

In all of our markets, some of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and client requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional marketing and advertising activities, offer more attractive terms to clients, and adopt more aggressive pricing policies than we do.

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

Selling Additional Products and Services to Our Existing Client Base

We seek to become the primary provider of IT solutions for our customers by delivering the best customer service, pricing, availability, and professional services in the most efficient manner. We continue to focus on improving our sales efficiency by providing on-going training, targeted incentive compensation, and by implementing better automation processes to reduce costs and improve productivity. Our account executives are being trained on our broad solutions capabilities and to sell in a consultative manner that increases the likelihood of cross-selling our solutions. We believe that our bundled offerings are an important differentiating factor from our competitors.

In 2006, we rolled out a new software portal called OneSource®, which is an integrated order entry platform that we expect will enhance product sales, increase incremental sales, and reduce costs by eliminating touch-points for order automation.  In 2009, we extended the OneSource® brand by creating two differentiated solutions: OneSourceIT, for purchasing from ePlus’ technology catalog, and OneSourceIT+, for purchasing from ePlus and other technology vendors.  We continue to offer Procure+, Content+, and Spend+, a full suite of eProcurement, catalog content management, and spend analysis applications on an SAAS or enterprise basis.

In 2008, we started a telesales group consisting of 10 experienced telesales sales professionals and two engineers.  This group is focused on marketing to existing and new customers primarily within the geographic reach of our existing service areas.  As of March 31, 2009, the telesales group had 11 telesales professionals.

Expanding Our Client Base

We intend to increase our direct sales and targeted marketing efforts in each of our geographic and vertical industry areas. We actively seek to acquire new account relationships through a new outbound telesales effort, face-to-face field sales, electronic commerce (especially OneSource®), and targeted direct marketing to increase awareness of our solutions.

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

Expanding Advanced Professional Service Offerings

Since 2004, we have focused on gaining engineering certifications and advanced professional services expertise in advanced technologies of strategic vendors, such as Cisco Systems, IBM, HP, NetApp, and VMWare. We are especially focused on virtualization, unified communications, internetworking, security, and storage technologies that are currently in high demand. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional and national markets. This significantly increases direct and referral sales opportunities to provide our products and services, and allows us to achieve optimal pricing levels. Second, within our own existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies.

Strengthening Vendor Relationships

We believe it is important to maintain relationships with key manufacturers such as VMWare, HP, IBM, Cisco, and NetApp on both a national level, for strategic purposes, and at the local level, for tactical objectives. Strategically, national relationships with key manufacturers give us increased visibility and legitimacy, and authenticate our services. In addition, by maintaining a number of high level engineering certifications, we are promoted as a high level solutions provider by certain manufacturers. On a tactical level, by having more than 20 locations, we are able to maintain direct relationships with key sales and marketing personnel from the manufacturer, who provide referral sales opportunities that are unavailable to Internet-only and catalog-based direct marketers.

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

RESEARCH AND DEVELOPMENT

In the 1990s, we utilized licensed software and outsourced development to provide software and hosted software-related services to our customers, but with the acquisition of software products and the hiring of employees from acquisitions in the early 2000s, much of our current software development is handled by us. We expense software development costs as they are incurred until technological feasibility has been established. At such time, development costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2009, no such costs were capitalized and $167 thousand was amortized. For the year ended March 31, 2008, no such costs were capitalized and $189 thousand was amortized. We have also outsourced certain programming tasks to an offshore software-development company to supplement our internal development, support, and quality assurance. We market both software that we own and software for which we have obtained perpetual license rights and source code from a third party. Subject to certain exceptions, we generally retain the source code and intellectual property rights of the customized software.

To successfully implement our business strategy and service the disparate requirements of our customers and potential customers, we have a flexible delivery model, which includes:

•	traditional enterprise licenses;
•	on-demand, hosted, or subscription; and
•	software-as-a-service (“SAAS”), or a services model, where our personnel may utilize our software to provide one or more solutions to our customers.

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

SALES AND MARKETING

We focus our marketing efforts on lead generation activities and converting our existing customer base to our bundled solution set. The target market for our customer base is primarily middle and large market companies with annual revenues between $25 million and $2.5 billion. We believe there are over 50,000 potential customers in our target market. We undertake many of our direct marketing campaigns and target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

Our sales representatives are compensated by a combination of salary and commission, with commission becoming the primary component of compensation as the sales representatives gain experience. To date, the majority of our customers have been generated from direct sales. We market to different areas within a customer’s organization depending on the products or services we are selling.  In 2008, we started a telesales group consisting of 10 experienced telesales sales professionals and two engineers.  This group is focused on marketing to existing and new customers primarily within the geographic reach of our existing service areas.

As of March 31, 2009, our sales force was organized regionally in 30 office locations throughout the United States.  See Item 2, “Properties” of this Form 10-K for additional office location information. As of March 31, 2009, our sales organization included 270 sales, marketing, and sales support personnel.

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

For example, we have three electronic sourcing system patents, three catalog management patents, and three image transmission management patents in the United States, and currently have a hosted asset information management patent application that has been allowed and is awaiting issuance by the United States Patent and Trademark Office (“USPTO”), among others. We have a counterpart of the electronic sourcing system patents in nine European forums, and of the image transmission management patents in four additional different forums. In 2005, the three U.S. patents for electronic sourcing systems were determined to be valid and enforceable by a jury at trial. However, in 2006, a trial to enforce the same patents ended in a mistrial. We cannot provide any assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation. Otherwise, the earliest of the three electronic sourcing system patents is scheduled to expire in 2017, and the three image transmission patents are scheduled to expire in 2018, and the earliest of the catalog management patents is scheduled to expire in 2024, provided all maintenance fees are paid in accordance with USPTO regulations. We also have the following registered service/trademarks: ePlus, DirectSight, Procure+, Manage+, Finance+, ePlus Leasing, Docpak, Viewmark, Digital Paper, OneSource, Content+, eECM, and ePlus Enterprise Cost Management. We also have over twenty registered copyrights and additional common-law trademarks and copyrights.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy could be expected to be a persistent problem. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our proprietary intellectual property.

SALES AND FINANCING ACTIVITIES

We have been in the business of selling, leasing, financing, providing procurement, document management and asset management software and managing information technology and various other assets for over 18 years and currently derive the majority of our revenues from such activities.

IT Sales and Professional Services. We are an authorized reseller of, or have the right to resell products and services from, over 400 manufacturers. Our most important manufacturer relationships include Cisco, HP, Sun Microsystem, NetApp, and IBM. Tech Data and Ingram Micro, Inc. are the largest distributors we utilize. We have multiple vendor engineering certifications that authorize us to market their products and enable us to provide advanced professional services. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort. Using the distribution systems available, we usually sell products that are shipped from the distributors or suppliers directly to our customer's location, which allows us to keep our inventory of any product to a minimum. The products we sell typically have payment account terms ranging from payment in advance, by credit card, due upon delivery, or up to a maximum 90 days to pay, depending on the customer’s credit and payment structuring.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal government contractors. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term and a fixed amount of rent. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. We primarily lease computers, associated accessories and software, communication-related equipment, and medical equipment, and we may also lease industrial machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment. In anticipation of the expiration of the term of a lease, we initiate the remarketing process for the related equipment. Our goal is to maximize revenues from the remarketing effort by either (1) releasing or selling the equipment to the initial lessee, (2) renting the equipment to the initial lessee on a month-to-month basis, or (3) selling or leasing the equipment to an equipment broker or a different customer. The remarketing process is intended to enable us to recover or exceed the original estimated residual value of the leased equipment. Any amounts received over the estimated residual value less any commission expenses become profit margin to us and can significantly impact the degree of profitability of a lease transaction.

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

Risk Management and Process Controls. It is our goal to minimize the financial risks of our balance sheet assets. To accomplish this goal, we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have internal control processes, including contract origination and management, cash management, servicing, collections, remarketing and accounting. Whenever possible and financially prudent, we use non-recourse financing (which is specific to a lease’s underlying equipment and the specific lessee and not our general assets) for our leasing transactions and we try to obtain lender commitments before acquiring the related assets.

When desirable, we manage our risk in assets by selling leased assets, including the residual portion of leases, to third parties rather than owning them. For certain transactions, we may act as an intermediary and obtain commitments for these asset sales before we consummate the lease. We also use agency purchase orders to procure equipment for lease to our customers as an agent, not a principal, and otherwise take measures to minimize our inventory. Additionally, we use fixed-rate funding and issue proposals that adjust for material adverse interest rate movements as well as material adverse changes to the financial condition of the customer.

We have an executive management review process and other internal controls in place to protect against entering into lease transactions that may have undesirable financial terms or unacceptable levels of risk. Our lease and sale contracts are reviewed by senior management for pricing, structure, documentation, and credit quality. Due in part to our strategy of focusing on a few types of equipment categories, we have product knowledge, historical re-marketing information and experience on many of the items that we lease, sell, and service. We rely on our experience or outside opinions in the process of setting and adjusting our sale prices, lease rate factors, and the residual values.

Default and Loss Experience.  During the fiscal year ended March 31, 2009, we increased reserves for credit losses by $364 thousand, incurred actual credit losses of $420 thousand and had recoveries of $91 thousand. During the fiscal year ended March 31, 2008, we increased reserves for credit losses by $190 thousand, incurred actual credit losses of $494 thousand and had recoveries of $40 thousand.

EMPLOYEES

As of March 31, 2009, we employed 638 full-time and 18 part-time employees.  These 656 employees operated through 30 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

Number of Employees
Sales and Marketing	270
Technical Support	146
Administration	166
Software and Implementations	65
Executive	9

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), are available free of charge through our Internet website, www.eplus.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC.  The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on, or accessible through, these websites are not incorporated into this filing.  Further, our references to the URLs for these websites are intended to be inactive textual references only.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position, as of March 31, 2009, of each person who was an executive officer of ePlus on March 31, 2009.  There are no family relationships between any director or executive officer and any other director or executive officer of ePlus.

NAME	AGE	POSITION

Phillip G. Norton	64	Director, Chairman of the Board, President and Chief Executive Officer

Bruce M. Bowen	57	Director and Executive Vice President

Elaine D. Marion	41	Chief Financial Officer

Steven J. Mencarini	53	Senior Vice President of Business Operations

Kleyton L. Parkhurst	44	Senior Vice President and Assistant Secretary

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

Elaine D. Marion joined us in 1998.  Ms. Marion became our Chief Financial Officer on September 1, 2008.  Since 2004, Ms. Marion served as our Vice President of Accounting. Prior to that, she was the Controller of ePlus Technology, inc., a subsidiary of ePlus, from 1998 to 2004. Ms. Marion is a 1995 graduate of George Mason University, where she earned a Bachelor’s of Science degree with a concentration in Accounting.

Steven J. Mencarini joined us in June 1997.  On September 1, 2008 he became our Senior Vice President of Business Operations.  Prior to that, he served as our Chief Financial Officer.  Prior to joining us, Mr. Mencarini was Controller of the Technology Management Group of CSC. Mr. Mencarini joined CSC in 1991 as Director of Finance and was promoted to Controller in 1996. Mr. Mencarini is a 1976 graduate of the University of Maryland and received a Masters of Taxation from American University in 1985.

Kleyton L. Parkhurst joined us in May 1991 as Director of Finance. Mr. Parkhurst has also served as Secretary or Assistant Secretary and Treasurer. Mr. Parkhurst is currently also a Senior Vice President, and is responsible for all of our mergers and acquisitions, investor relations, and marketing. Mr. Parkhurst is a 1985 graduate of Middlebury College.

Each of our executive officers is chosen by the Board and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she shall resign or be removed as provided by the Bylaws.

ITEM 1A.  RISK FACTORS

General Economic Weakness May Harm Our Operating Results and Financial Condition

Our results of operations are dependent to a large extent upon the state of the economy. General economic weakness or weaker economic conditions in the United States could adversely impact our customers and our results of operations and financial condition. Challenging economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. As a result, our revenues could decrease and reserves for our credit losses and write-offs of accounts receivable may increase.

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

We determined that our goodwill was impaired, resulting in a non-cash impairment charge of $4.6 million during the third quarter of fiscal 2009.

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

The degree of residual realization risk varies by transaction type. Direct financing leases bear the least risk because contractual payments cover approximately 90% or more of the equipment’s inception of lease cost. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception.

We Have Received Inquiries Related to Our Historical Stock Option Grant Practices.

As described elsewhere herein, we are involved in a shareholder derivative action in connection with certain historical stock option grants.  In June 2006, our Audit committee commenced a voluntary investigation (the “Audit Committee Investigation” or “Investigation”) of our historical practices related to stock option grants.  In August 2006, we filed a Form 8-K which disclosed that based on its review and assessment, the Audit Committee preliminarily concluded that the appropriate measurement dates for determining the accounting treatment for certain stock options we granted differ from the recorded measurement dates used in preparing our Consolidated Financial Statements.  Accordingly, it was further disclosed that we would restate our previously issued financial statements for the fiscal years ended March 31, 2004 and 2005, as well as previously reported interim financial information, to reflect additional non-cash charges for stock-based compensation expense and the related tax effects in certain reported periods.  The Form 10-K for the year ended March 31, 2006, which included the restated financial statements for the years ended March 31, 2004 and 2005, was filed on August 16, 2007.  Also, in August 2006, the Audit Committee voluntarily contacted and advised the staff of the SEC of its Investigation and the Audit Committee’s preliminary conclusion that a restatement would be required.  The staff of the SEC opened an informal inquiry.

We have cooperated and intend to continue to cooperate with the SEC.  The inquiry of the staff of the SEC may look at the accuracy of the stated dates of our historical option grants, our disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, and whether our historical financial statements are materially accurate and other issues. Counsel for the Audit Committee also received an inquiry from the Office of the United States Attorney for the Eastern District of Virginia in October 2006. Regardless of the outcome of these inquiries and the derivative action, we may continue to incur substantial costs, which could have a material adverse effect on our financial condition and results of operations. In addition, it is possible that other governmental or regulatory agencies may undertake inquiries with respect to our historical option grants.  Such inquiries could lead to formal proceedings against us, as well as our officers and/or directors.  We cannot provide assurance that the SEC will (i) agree with the manner in which we have accounted for and reported, or not reported, the financial impacts, or (ii) not find inappropriate activity in connection with our historical stock option practices. If the SEC disagrees with our financial adjustments and such disagreement results in material changes to our historical financial statements, we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

We Rely on Inventory and Accounts Receivable Financing Arrangements.

The loss of the technology sales business segment’s credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and the operational function for our accounts payable process. Our credit agreement contains various net worth and debt covenants that must be met each quarter. There can be no assurance that we will continue to meet those debt covenants and failure to do so may limit availability of, or cause us to lose, such financing.  There can be no assurance that such financing will continue to be available to us in the future on acceptable terms.

We May Not Adequately Protect Ourselves Through Our Contract Vehicles or Insurance Policies.

We may not properly create contracts to protect ourselves against the risks inherent in our business including, but not limited to, warranties, limitations of liability, human resources and subcontractors, patent and product liability, and financing activities. Despite the non-recourse nature of the loans financing our activities, non-recourse lenders have in the past brought suit when the underlying transaction turns out poorly for the lenders. We have vigorously defended such cases in the past and will do so in the future, however, investors should be aware that we are subject to such suits and the cost of defending such suits due to the nature of our business.

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

Capital Spending by Our Customers May Decrease.

We rely on our customers to purchase capital equipment from us to maintain or increase our earnings. If there is a further decline in the economy, or an increase in competition, sales of capital equipment may decrease, thus adversely affecting our earnings.  As a result of the recent financial crisis in the credit markets and overall softening in the economy, our customers have generally delayed their investment in capital equipment and we have experienced a decrease in total sales.  Continued weakness in the economy could continue to adversely affect our results of operations and cash flows.

We Face Substantial Competition From Larger Companies As Well As Our Vendors and Financial Partners.

In our reseller business, manufacturers may choose to market their products directly to end-users, rather than through resellers such as our company, and this could adversely affect our future sales. Many competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than us and, therefore, current gross margins may not be maintainable.  In addition, we do not have guaranteed commitments from our customers and, therefore, our sales volume may be volatile.

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

We May Experience A Reduction in the Incentive Programs Offered to Us by Our Vendors.

We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. These programs are usually of finite terms and may not be renewed or may be changed in a way that has an adverse effect on us.  Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of sales, product and services in the accompanying Consolidated Statements of Operations. Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services. The amount of such consideration we receive from some manufacturers may decline in the future as the incentive programs change frequently or may be eliminated. Such a decline could decrease our gross margin and have a material adverse effect on our earnings and cash flows.

There is a Risk that We Could Lose a Large Customer Without Being Able to Find a Ready Replacement.

For the fiscal year 2009, no one customer accounted for 10% or more of our total revenues. However, our sales do tend to be concentrated in a relatively few accounts with our top five customers in fiscal year 2009 accounting for an aggregate of 19% of total revenue, and our top twenty-five customers representing an aggregate of 40% of total revenue.

Our contracts for the provision of products are generally non-exclusive agreements that are terminable by either party upon 30 days’ notice.  Either the loss of any large customer, or the failure of any large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by any large customer could have a material adverse effect on our business, financial position, results of operations and cash flows.

We May Not Be Able to Hire and Retain Personnel That We Need to Succeed.

To increase market awareness and sales of our offerings, we may need to expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical support. For example, our sales and engineering candidates must have highly technical hardware and software knowledge in order to suggest a customized solution for our customers’ business processes. Competition for qualified sales, marketing and technical personnel fluctuates depending on market conditions and we might not be able to hire or retain sufficient numbers of such personnel to maintain and grow our business. Increasingly, our competitors are requiring their employees to agree to non-compete and non-solicitation agreements as part of the employment, and this could make it more difficult for us to hire those personnel.

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

Our Earnings May Fluctuate.

Our earnings are susceptible to fluctuations for a number of reasons, including the impact of the economic environment on our customers’ procurement levels, the outcome of litigation, interest rates, decrease in funds received from incentive programs from manufacturers, and increases in our costs of goods sold and overhead expenses. In the event our revenues or earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock.

If We Are Unable to Protect Our Intellectual Property, Our Business Will Suffer.

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trademark, patent and trade secret laws and contractual provisions with our subcontractors to protect our proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business and operating results. Our means of protecting our intellectual property rights may not be adequate.

Our Ability to Consummate and Integrate Acquisitions May Materially and Adversely Affect Our Profitability if We Fail to Achieve Anticipated Revenue Improvements and Cost Reductions.

Our ability to successfully integrate the operations we acquire to reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully.  Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our margins and return on investment.  In addition, we may acquire entities with unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Our e-Commerce Related Products and Services Subjects Us to Challenges and Risks in a Rapidly Evolving Market

As a provider of a comprehensive set of solutions, which involves the bundling of direct IT sales, professional services and financing with our proprietary software, we expect to encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by companies providing new and/or bundled solutions in rapidly evolving markets. Some of these challenges relate to our ability to:

•	increase the total number of users of our services;
•	adapt to meet changes in our markets and competitive developments; and
•	continue to update our technology to enhance the features and functionality of our suite of products.

Our business strategy may not be successful or successfully address these and other challenges, risks and uncertainties.

The Electronic Commerce Business-to-Business Solutions Market Is Highly Competitive and We May Not Be Able to Compete Effectively.

The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We may not be able to compete successfully against current or future competitors, and competitive pressures faced by us may harm our business, operating results or financial condition. In addition, the market for electronic procurement solutions is relatively new and evolving. Our strategy of providing an Internet-based electronic commerce solution may not be successful, or we may not execute it effectively. Accordingly, our solution may not be widely adopted by businesses.

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

Our Officers and Directors Own a Significant Amount of Our Common Stock and May be Able to Exert a Significant Influence over Corporate Matters.

Our officers and directors beneficially own, in the aggregate, approximately 51.9% of our outstanding common stock as of March 31, 2009.  As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of ePlus and consequently could affect the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of March 31, 2009, we operated from 30 office locations, 9 of which are home offices. Our total leased square footage as of March 31, 2009, was approximately 157 thousand square feet for which we incurred rent expense of approximately $194 thousand per month. Some of our companies operate in shared office space to improve sales, marketing and cost efficiency.  Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of employees as of March 31, 2009, the square footage and the general office functions.

Location	Company	Employees	Square Footage	Function

Herndon, VA	ePlus Group, inc. ePlus Technology, inc. ePlus Government, inc. ePlus Document Systems, inc.	252	55,880	Corporate and subsidiary headquarters, sales office, technical support and warehouse
Pittsford, NY	ePlus Systems, inc.	20	3,622	Sales office and technical development
Pottstown, PA	ePlus Technology, inc.	49	14,303	Sales office, technical support and warehouse
Sunnyvale, CA	ePlus Technology, inc.	47	11,200	Sales office, technical support and warehouse
Hauppauge, NY	ePlus Technology, inc.	24	8,370	Sales office, technical support and warehouse
Hamilton, NJ	ePlus Technology, inc.	22	8,000	Sales office and technical support
Canton, MA	ePlus Technology, inc.	27	6,228	Sales office and technical support
New York, NY	ePlus Technology, inc.	15	5,121	Sales office and technical support
Wilmington, NC	ePlus Technology, inc.	16	4,000	Sales office and technical support
Columbia, MD	ePlus Technology, inc.	15	3,589	Sales office and technical support
Raleigh, NC	ePlus Group, inc. ePlus Technology, inc.	14	7,296	Sales office-shared, technical support and warehouse
Houston, TX	ePlus Content Services, inc.	22	9,813	Sales office and technical support
Avon, CT	ePlus Systems, inc.	10	2,345	Sales office and technical development
Irving, TX	ePlus Technology, inc.	11	4,718	Sales office and technical support
Austin, TX	ePlus Technology, inc.	24	3,190	Sales office and technical support
Other Office Locations		24	9,121	Sales offices and technical support
Home Offices/Customer Sites		64

Our largest office location is in Herndon, VA, which has a lease expiration date of December 31, 2009, with an option to renew for an additional five years.  We have the right to renew the lease with six months’ notice, and we are currently negotiating the terms of a possible renewal.

ITEM 3.  LEGAL PROCEEDINGS

Cyberco Related Matters

We have been involved in several matters relating to a customer named Cyberco Holdings, Inc. ("Cyberco"). The Cyberco principals were perpetrating a scam, and at least five principals have pled guilty to criminal conspiracy and/or related charges, including bank fraud, mail fraud and money laundering. We have previously disclosed our losses relating to Cyberco, and are pursuing avenues to recover those losses. In September 2008, the Superior Court in the State of California, County of San Diego, dismissed a claim we filed against one of our lenders, Banc of America Leasing and Capital, LLC (“BoA”), relating to the Cyberco transaction, and we timely filed a Notice of Appeal. We are also the defendant  in one Cyberco-related case, in which BoA filed a lawsuit against ePlus in the Circuit Court for Fairfax County, Virginia, on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco matter.  ePlus Group has already paid to BoA $4.3 million, which was awarded to BoA in a prior lawsuit regarding the Cyberco matter.  The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group, expenses BoA incurred in Cyberco’s bankruptcy proceedings, attorneys’ fees incurred by BoA in defending the above-referenced case in the Superior Court in California, and all attorneys’ fees and costs BoA has incurred arising in any way from the Cyberco matter.  The trial in this suit has been stayed pending the outcome of ePlus Group’s suit against BoA in California.  We are vigorously defending the suit against us by BoA.  We cannot predict the outcome of this suit.

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

We may become party to various legal proceedings arising in the ordinary course of business including preference payment claims asserted in client bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredicatable.  Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At March 31, 2009, our common stock traded on The Nasdaq Global Market (“NASDAQ”) under the symbol “PLUS.”  During the second quarter of our fiscal year ended March 31, 2008, we were delisted from NASDAQ due to a delay in the filing of our fiscal year 2006 and 2007 Form   10-K.  Our common stock was subsequently traded over the counter on the Pink Sheets under the symbol “PLUS.PK”.  With the filing of our Form 10-Q for the quarter ended December 31, 2007 on May 5, 2008, all of our required quarterly and annual reports had been filed with the SEC.  Effective at the opening of the market on September 3, 2008, our common stock was relisted and began trading on NASDAQ.  The following table sets forth the range of high and low sale prices for our common stock during each quarter of the two fiscal years ended March 31, 2009.

Quarter Ended	High	Low

Fiscal Year 2008
June 30, 2007	$10.90	$9.32
September 30, 2007	$9.90	$6.75
December 31, 2007	$10.55	$8.78
March 31, 2008	$10.19	$8.75

Fiscal Year 2009
June 30, 2008	$13.80	$9.50
September 30, 2008	$13.85	$10.82
December 31, 2008	$10.99	$8.01
March 31, 2009	$12.33	$10.16

On May 29, 2009, the closing price of our common stock was $14.30 per share.  On May 29, 2009, there were 157 shareholders of record of our common stock. We believe there are over 1,500 beneficial holders of our common stock.

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

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2009.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2008 through October 31, 2008	-	-	-	-	(2)
November 1, 2008 through November 30, 2008	216,019	$9.40	216,019	283,981	(3)
December 1, 2008 through December 31, 2008	86,854	$10.27	86,854	197,127	(4)
January 1, 2009 through January 31, 2009	87,976	$10.55	87,976	109,151	(5)
February 1, 2009 through February 11, 2009	7,980	$10.38	7,980	101,171	(6)
February 12, 2009 through February 28, 2009	13,625	$10.71	13,625	486,375	(7)
March 1, 2009 through March 31, 2009	24,210	$10.98	24,210	462,165	(8)

(1)	All shares acquired were in open-market purchases.

(2)	No stock repurchases occurred during this period.

(3)
The share purchase authorization in place for  the month ended November 30, 2008 had purchase limitations on the  number of shares (500,000).  As of November 30, 2008, the remaining authorized shares to be purchased is 283,981.

(4)
The share purchase authorization in place for  the month ended December 31, 2008 had purchase limitations on the  number of shares (500,000).  As of December 31, 2008, the remaining authorized shares to be purchased is 197,127.

(5)
The share purchase authorization in place for  the month ended January 31, 2009 had purchase limitations on the  number of shares (500,000).  As of January 31, 2009, the remaining authorized shares to be purchased is 109,151.

(6)
The share purchase authorization in place for  the  period of February 1 - 11, 2009 had purchase limitations on the  number of shares (500,000).  As of February 11, 2009, the remaining authorized shares to be purchased is 101,171.

(7)
The Board amended our current repurchase plan on February 12, 2009.  The repurchase plan, as amended, had a purchase liminations on the number of shares (500,000).  As of February 28, 2009, the remaining authorized shares to be purchased is 486,375.

(8)
The share purchase authorization in place for  the month ended March 31, 2009 had purchase limitations on the  number of shares (500,000).  As of March 31, 2009, the remaining authorized shares to be purchased is 462,165.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 10, “Stock Repurchase” to our Consolidated Financial Statements included elsewhere in this report.

ITEM 6.  SELECTED FINANCIAL DATA

This Item has been omitted based on ePlus’ status as a "smaller reporting company.”

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

Financial Summary

During the year ended March 31, 2009, total revenue decreased 17.8% to $698.0 million while total costs and expenses decreased 17.5% to $676.0 million. Net earnings decreased 21.6% to $12.8 million, as compared to prior fiscal year.  These results included a goodwill impairment charge of $4.6 million during the third quarter of fiscal year 2009.  Gross margin for product and services improved from 11.8% to 13.9% during the year ended March 31, 2009. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers.  Cash increased $49.4 million or 84.5% to $107.8 million at March 31, 2009 compared to March 31, 2008, due in part to management’s effort to conserve our liquidity position. Total sales for the year ended March 31, 2009 decreased as compared to the prior fiscal periods due to an overall softening in the economy, which delays our customers’ investment in capital equipment and a decision by management to decrease the sales of leased equipment during this fiscal year as compared to the previous year. We believe this trend may continue for the remainder of calendar year 2009 and we believe that the recent credit market condition may intensify this trend.

The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption. As a result of the recent financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. This has caused our current and potential customers to delay or reduce technology purchases, which has reduced sales of our products and services. Continuing deterioration of economic conditions, could cause our current and potential customers to further delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Restrictions on credit may impact economic activity and our results. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, financial market disruption may adversely affect our access to additional capital.

We completed our annual goodwill impairment test during the third quarter of our fiscal year. We concluded that there was no impairment in our leasing, technology and software document management reporting units. The weakening U.S. economy and the global credit crisis have accelerated the reduction in demand for certain software products. As a result of this reduced demand, we projected a decline in revenue in our software procurement reporting unit, part of our technology sales business segment, which lowered the fair value estimates of the reporting unit. As a result of the lower fair value estimates, we concluded that the carrying amount of the software procurement reporting unit exceeded its respective fair value. We then compared the implied fair value of the goodwill in the software procurement reporting unit with the carrying value and recorded a $4.6 million impairment charge in the year ended March 31, 2009.  This amount is reported on our Consolidated Statements of Operations.

Business Unit Overview

Technology Sales Business Unit

The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources.

Our technology sales business unit derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our Consolidated Statements of Operations under sales of product and services and fee and other income.  Many customers purchase information technology equipment from us using Master Purchase Agreements (“MPAs”) in which the terms and conditions of our relationship are stipulated.  Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day termination for convenience clauses.  Our other customers place orders using purchase orders without an MPA in place. A substantial portion of our sales of product and services are from sales of CISCO, Hewlett Packard and Sun Microsystem products, which represent approximately 36%, 18% and 6% of sales, respectively, for the year ended March 31, 2009.

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
Advanced Wireless LAN
Advanced Unified Communications
Advanced Data Center Storage Networking
Advanced Routing and Switching
Advanced Security
ATP Video Surveillance
ATP Telepresence
ATP Rich Media Communications
Master Security Specialization
Master UC Specialization
Microsoft	Microsoft Gold (National)
Sun Microsystems	Sun SPA Executive Partner (National)
Sun National Strategic DataCenter Authorized
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
NetApp	NetApp STAR Partner
Citrix Systems, Inc.	Citrix Gold (National)

Through our technology sales business unit we also generate revenue through hosting arrangements and sales of our software. These revenues are reflected on our Consolidated Statements of Operations under fee and other income. In addition, fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income.

Financing Business Unit

The financing business unit offers lease-financing solutions to corporations and governmental entities nationwide. The financing business unit derives revenue from leasing primarily information technology equipment and sales of leased equipment. These revenues are reflected on our Consolidated Statements of Operations under lease revenues and sales of leased equipment.

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases and sales of leased assets to lessees. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (“SFAS No. 13”).  Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. Under the direct financing and sales-type lease methods, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment for direct financing leases is recorded as unearned income at the inception of the lease. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the fair value and cost of the leased property plus initial direct costs (net margins) is recorded as revenue at the inception of the lease.  For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue.  SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct financing leases we make on a non-recourse basis meet the criteria for surrender of control set forth by SFAS No. 140 and have, therefore, been treated as sales for financial statement purposes.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), on April 1, 2008. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected, in earnings, at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements as we have not elected the fair value option for eligible items.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 is effective November 15, 2008 and the adoption of this provision did not have a material impact on our financial position or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. All of these FSPs are effective for us beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on our financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that alternative accounting policies would have been applied, resulting in a change in financial results. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, residuals, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to uncertain tax positions. Estimates in the assumptions used in the valuation of our stock option expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock options. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates routinely require adjustment.

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

We also sell services that are performed in conjunction with product sales, and recognize revenue for these sales in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, we recognize sales from delivered items only when the delivered item(s) has value to the client on  stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s), and delivery of the undelivered item(s) is probable and substantially under our control. For most of the arrangements with multiple deliverables (hardware and services), we generally cannot establish reliable evidence of the fair value of the undelivered items.  Therefore, the majority of revenue from these services and hardware sold in conjunction with the services is recognized when the service is complete and we have received an acceptance certificate. However, in some cases, we do not receive an acceptance certificate and we estimate the completion date based upon our records.

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

ASSUMPTIONS RELATED TO GOODWILL.  We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third-party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations are based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.

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

During the third quarter of our fiscal year, we completed our annual goodwill impairment test. We concluded that there was no impairment in our leasing, technology and software document management reporting units.  The weakening U.S. economy and the global credit crisis have accelerated the reduction in demand for certain software products.  As a result of this reduced demand, we projected a decline in revenue in our software procurement reporting unit, part of our technology sales business segment, which lowered the fair value estimates of the reporting unit.  As a result of the lower fair value estimates, we concluded that the carrying amount of the software procurement reporting unit exceeded its respective fair value. We then compared the implied fair value of the goodwill in the software procurement reporting unit with the carrying value and recorded a $4.6 million impairment charge in the year ended March 31, 2009.  This amount is reported on our Consolidated Statement of Operations.  See Note 3, “Impairment of Goodwill,” for additional information.

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

Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to cost of sales, product and services on the accompanying Consolidated Statements of Operations in accordance with EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services on the accompanying Consolidated Statements of Operations. We accrue vendor consideration in accordance with the terms of the related program which may include a certain amount of sales of qualifying products or as targets are met or as the amounts are estimable and probable or as services are provided. Actual vendor consideration amounts may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued, and can, at times, result in significant earnings fluctuations on a quarterly basis.

RESERVES FOR CREDIT LOSSES.  The reserves for credit losses are maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio.  Management's determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include giving consideration to the customer's financial condition and the value of the underlying collateral and funding status (i.e., funded on a non-recourse or recourse basis).

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

RESULTS OF OPERATIONS

The Year Ended March 31, 2009 Compared to the Year Ended March 31, 2008

REVENUES

Total Revenues. We generated total revenues during the year ended March 31, 2009 of $698.0 million, compared to revenues of $849.3 million for the year ended March 31, 2008, a decrease of 17.8%.

Sales of product and services.  Sales of product and services decreased 13.1% to $636.1 million during the year ended March 31, 2009, compared to $731.7 million during last fiscal year.  The decrease in revenue for the year is primarily attributed to the economic downturn, which generally resulted in our customers' tendency to postpone technology equipment investments. Sales of product and services represented 91.1% and 86.1% of total revenue during the year ended March 31, 2009 and 2008, respectively. Sales of product and services as a percentage of total revenue increased due to a proportionately larger decrease in sales of leased equipment and lease revenue as compared to the prior fiscal year.

We realized a gross margin on sales of product and services of 13.9% and 11.8% for the years ended March 31, 2009 and 2008, respectively.  Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers.  While we saw improvement in the gross margin this fiscal year related to manufacturer incentives, we believe that manufacturers may begin tightening these programs due to current market conditions. We believe our ability to maintain or increase the level of manufacturer incentives may therefore be limited without increases in the volume of products sold.

Lease revenues.  Lease revenues decreased 19.8% to $44.5 million for the year ended March 31, 2009, compared to $55.5 million during the prior year. This decrease is primarily due to having fewer leases in our operating and direct financing lease portfolio as a result of higher sales of leased equipment during fiscal year 2008. Sales of leased equipment fluctuate from quarter to quarter, and are a component of our risk-mitigation process, which we conduct to diversify our portfolio by customer, equipment type, and residual value investments. The recent tightness in the credit market has affected some of our non-recourse debt funding interest rates and prompted us to arrange funding earlier in our transaction cycles.

From time to time, our lessees purchase leased assets from us before and at the end of the lease term.  This amount is included in lease revenues on our Consolidated Statements of Operations.  During the year ended March 31, 2009, sales of leased assets to lessees decreased 34.0% to $9.8 million, compared to $14.8 million at March 31, 2008.

Sales of leased equipment.  We also recognize revenue from the sale of leased equipment to non-lessee third parties. During the year ended March 31, 2009, sales of leased equipment decreased 89.9% to $4.6 million, compared to $45.5 million during the prior year.  Gross margins recognized on the sales of leased equipment are 5.6% and 3.9%, for the years ended March 31, 2009 and 2008, respectively. The decrease in sales of leased equipment was due to management’s decision to sell part of the lease schedules in the prior fiscal year, as part of a risk-mitigation process. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”

Fee and other income.  For the year ended March 31, 2009, fee and other income decreased 23.5% to $12.8 million, compared to $16.7 million during the prior year. This decrease was primarily driven by decreases in fees related to early lease buyouts, software and related consulting revenue, short-term investment income and agent fees from manufacturers for the year ended March 31, 2009. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management.  The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

COSTS AND EXPENSES

Cost of sales, product and services. During the year ended March 31, 2009, cost of sales, product and services decreased 15.1% to $548.0 million, compared to $645.4 million during the prior year. This decrease corresponded to the decrease in sales of product and services in our technology sales business unit. Cost of sales, products and services is also affected by incentives from manufacturers, product mix and volume. Cost of sales, leased equipment decreased 90.0% to $4.4 million during the year ended March 31, 2009, compared to $43.7 million for the year ended March 31, 2008.  This decrease corresponds to the decrease in sales of leased equipment to non-lessee third parties in our financing business segment.

Direct lease costs. During the year ended March 31, 2009, direct lease costs decreased 32.1% to $14.2 million as compared to $21.0 million during the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating lease equipment. Our investment in operating leases decreased 32.0% to $22.5 million at March 31, 2009 compared to $33.1 million at March 31, 2008 primarily due to the sale of a number of lease schedules in the prior fiscal year and a reduction in the origination of operating leases.

Professional and other fees.  During the year ended March 31, 2009, professional and other fees decreased 44.1% to $7.2 million, compared to $12.9 million during the prior year.  This decrease is primarily due to higher accounting and legal expenses in the same period last year relating to the delay in our SEC filings. The delay in SEC filings was due to the investigation that was commenced by our Audit Committee and previously disclosed in our Form 10-K for the year ended March 31, 2007.  In addition, we reduced our legal and outside consulting fees and other fees during the year ended March 31, 2009.

Salaries and benefits.  During the year ended March 31, 2009, salaries and benefits expense increased 5.7% to $76.4 million, compared to $72.3 million during the prior year.  We employed 656 people at March 31, 2009 as compared to 658 people at March 31, 2008. Although we have approximately the same number of employees at the end of both fiscal years, salaries and benefits increased during fiscal year 2009 due to the establishment of a telesales unit, the employment of several former consultants as professional services staff and additional support personnel. However, during the fourth quarter of fiscal year 2009, we had a net reduction of 16 employees. These increases are partially offset by the recognition of $1.5 million share-based compensation expense from the cancellation of options, during the prior fiscal year as previously disclosed.

We also provide our employees with a contributory 401(k) profit sharing plan.  Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period. For the year ended March 31, 2009 and 2008, our expenses for the plan were approximately $367 thousand and $315 thousand, respectively.

General and administrative expenses.  During the year ended March 31, 2009, general and administrative expenses decreased 4.3% to $15.3 million, as compared to $16.0 million in the prior fiscal year. This decrease is due to increased focus on controlling spending, efforts to enhance productivity and a reduction in depreciation.

Impairment of goodwill.  Impairment of goodwill for the year ended March 31, 2009 was $4.6 million. This non-cash impairment was related to our software procurement reporting unit, which is part of our technology sales business segment.  See Note 3, “Impairment of Goodwill,” in the notes to the Consolidated Financial Statements.

Interest and financing costs.  Interest and financing costs decreased 28.5% to $5.8 million during the year ended March 31, 2009, as compared to $8.1 million during the prior year. This decrease is primarily driven by lower interest costs and related expenses as a result of lower non-recourse note balances. Non-recourse notes payable decreased 9.4% to $85.0 million at March 31, 2009 as compared to $93.8 million at March 31, 2008.

Our provision for income taxes decreased $4.4 million to $9.2 million for the year ended March 31, 2009. This decrease is due to lower earnings as compared to the same period in the prior fiscal year. Our effective income tax rates for the year ended March 31, 2009 and 2008 were 41.8% and 45.4%, respectively.

Net Earnings. The foregoing resulted in net earnings of $12.8 million for the  year ended March 31, 2009, a decrease of 21.6% as compared to $16.4 million in the prior fiscal year.

Basic and fully diluted earnings per common share were both $1.56 and $1.52, respectively, for the year ended March 31, 2009.  Basic and fully diluted earnings per common share were $1.99 and $1.95, respectively, for the year ended March 31, 2008.

Basic and diluted weighted average common shares outstanding for the year ended March 31, 2009 were 8,219,318 and 8,453,333, respectively.  Basic and diluted weighted average common shares outstanding for the year ended March 31, 2008 were 8,231,741 and 8,378,683, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility with GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” on our Consolidated Balance Sheets. Payments on the floor plan component are due on three specified dates each month, generally 40-45 days from the invoice date. At each due date, the payment is made by the accounts receivable component of our facility and reflected as “recourse notes payable” on our Consolidated Balance Sheets. The borrowings and repayments under the floor plan component are reflected as “net borrowings (repayments) on floor plan facility” in the cash flows from financing activities section of our Consolidated Statements of Cash Flows.

Most customer payments in our technology sales business segment are received by our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred from our banks to GECDF as payments on the accounts receivable facility at GECDF on a daily basis. To the extent the monies from the lockboxes are insufficient to cover the amount due under the accounts receivable facility, we make a cash payment to GECDF for the deficit. To the extent the monies received from the lockbox account exceed the amounts due under the accounts receivable facility, GECDF wires the excess funds to us. These payments from the accounts receivable component to the floor plan component and repayments from our lockboxes and repayments from our cash are reflected as “net repayments on recourse lines of credit” in the cash flows from the financing activities section of our Consolidated Statements of Cash Flows. We engage in this payment structure in order to minimize our interest expense in connection with financing the operations of our technology sales business segment.

We believe that cash on hand, and funds generated from operations, together with available credit under our credit facilities, will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next twelve calendar months.

Our ability to continue to fund our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate needing any additional sources of financing to fund operations, if demand for IT products further declines, our cash flows from operations may be substantially affected. Given the current environment within the global financial markets, management has maintained higher cash reserves to ensure adequate cash is available to fund our working capital requirements should the availability to the debt and equity markets be limited.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2009	2008
Net cash provided by operating activities	$21,214	$11,824
Net cash used in investing activities	(1,340)	(6,989)
Net cash provided by financing activities	29,592	13,652
Effect of exchange rate changes on cash	(101)	256
Net increase in cash and cash equivalents	$49,365	$18,743

Cash Flows from Operating Activities. Cash provided by operating activities totaled $21.2 million in the year ended March 31, 2009, compared to cash provided by operations of $11.8 million during the prior fiscal year. Cash flows provided by operations for the year ended March 31, 2009 resulted primarily from net earnings and a net collection of accounts receivable balances.  The decrease in accounts receivable—net is a result of a reduction in sales of products and services in our fourth quarter, our continued focus in preserving liquidity and monitoring the aging of our customers’ accounts.  These inflows were offset by $8.5 million in cash used by investment in direct financing and sales type leases—net. While our investment in direct financing and sales-type leases—net decreased $27.5 million on our Consolidated Balance Sheets (see Note 2, “Investment in Leases and Leased Equipment—net,” in the notes to Consolidated Financial Statements) over fiscal year 2009, which might otherwise be expected to create a cash inflow, it resulted in a cash outflow of $8.5 million for new leases. This was as a result of the repayment of $50.5 million in principal payments by our lessees directly to our lenders which has the effect of decreasing the investment in direct financing and sales-type leases—net, but is not reported in our cash flows from operating activities. These lessee principal payments are disclosed in our schedule of Non-Cash Investing and Financing Activities. These payments by our lessees directly to our lenders also decreased our non-recourse debt on our Consolidated Balance Sheets.

These favorable changes are partially offset by unfavorable changes in balances accounts payable – equipment, accounts payable – trade and salaries and commission payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities. Cash used in investing activities decreased to $1.3 million during the year ended March 31, 2009, as compared to $7.0 million during the prior fiscal year.  This decrease was primarily due to a $6.2 million decrease in purchases of operating lease equipment and a $0.9 million decrease in purchases of property and equipment as compared to the prior fiscal year.

Cash Flows from Financing Activities. Cash provided by financing activities increased to $29.6 million for the year ended March 31, 2009, an increase of $15.9 million compared to $13.7 million for the prior fiscal year. The increase is primarily due to a $12.9 million increase in borrowings of non-recourse debt.  Cash flows from non-recourse borrowings increased primarily due to the recordation of new leases. Repayments of non-recourse debt decreased $10.7 million from the prior year.  However, principal payments from lessees of $50.5 million were paid directly from our lessees to our lenders as disclosed in our Schedule of Non-cash Investing and Financing Activities. Therefore, non-recourse debt decreased during the year ended March 31, 2009.

In addition, we generated $2.3 million from proceeds from the issuance of capital stock as a result of stock options exercises.  We also repaid $5.0 million in recourse lines of credit during the prior fiscal year.  Cash provided by financing activities was partially offset by the increase in repayments on the floor plan facility of $10.5 million.

Liquidity and Capital Resources

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers.  Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse and recourse borrowings. Given the current market, we have been monitoring our exposure closely and conserving our capital. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources, however pricing has increased and has become more volatile. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At March 31, 2009, our lease-related non-recourse debt portfolio decreased 9.4% to $85.0 million, as compared to $93.8 million at March 31, 2008.

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

Accrued expenses and other liabilities includes deferred expenses, deferred revenue and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $29.0 million and $30.4 million of accrued expenses and other liabilities as of March 31, 2009 and March 31, 2008, respectively, a decrease of 4.5%. The decrease is primarily driven by decreases in professional and other fees as a result of higher expenses last year relating to our delay in our SEC filings.  The delay in SEC filings was due to the investigation that was commenced by our Audit Committee and previously disclosed in our Form 10-K for the year ended March 31, 2007.

Credit Facility — Technology Business

Our subsidiary ePlus Technology, inc. has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of March 31, 2009, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2009. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates.  We have delivered the annual audited financial statements for the year ended March 31, 2008 as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process. In light of the credit market condition, we have had discussions with GECDF recently to inquire about the strategic focus of their distribution finance unit. Pursuant to these discussions, we believe that we can continue to rely on the availability of this credit facility. Should the GECDF credit facility no longer be available, we believe we can increase our lines of credit with our vendors and utilize our cash for working capital.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products is in part financed through a floor plan component in which interest expense for the first forty to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our Consolidated Balance Sheets, as they are normally repaid within the forty- to forty-five-day time frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the forty- to forty-five-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2009	Balance as of March 31, 2009	Maximum Credit Limit at March 31, 2008	Balance as of March 31, 2008
$125,000	$45,127	$125,000	$55,634

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our customers into a lockbox and our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Consolidated Balance Sheets. There was no outstanding balance at March 31, 2009 or March 31, 2008.

The respective accounts receivable component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2009	Balance as of March 31, 2009	Maximum Credit Limit at March 31, 2008	Balance as of March 31, 2008
$30,000	$-	$30,000	$-

Credit Facility — Leasing Business

Working capital for our leasing business is provided through a $35 million credit facility which is currently contractually scheduled to expire on July 10, 2009. We are currently negotiating the terms of a possible renewal.  Participating in this facility are Branch Banking and Trust Company ($15 million) and National City Bank ($20 million), with National City Bank acting as agent. The ability to borrow under this facility is limited to the amount of eligible collateral at any given time.  The credit facility has full recourse to us and is secured by a blanket lien against all of our assets such as chattel paper (including leases), receivables, inventory and equipment and the common stock of all wholly-owned subsidiaries.

The credit facility contains certain financial covenants and certain restrictions on, among other things, our ability to make certain investments, sell assets or merge with another company.  Borrowings under the credit facility bear interest at London Interbank Offered Rates (“LIBOR”) plus an applicable margin or, at our option, the Alternate Base Rate (“ABR”) plus an applicable margin. The ABR is the higher of the agent bank’s prime rate or Federal Funds rate plus 0.5%. The applicable margin is determined based on our recourse funded debt ratio and can range from 1.75% to 2.50% for LIBOR loans and from 0.0% to 0.25% for ABR loans. As of March 31, 2009, we had no outstanding balance on the facility.

In general, we may use the National City Bank facility to pay the cost of equipment to be put on lease, and we repay borrowings from the proceeds of: (1) long-term, non-recourse, fixed-rate financing which we obtain from lenders after the underlying lease transaction is finalized; or (2) sales of leases to third parties. The availability of the credit facility is subject to a borrowing base formula that consists of inventory, receivables, purchased assets and lease assets. Availability under the credit facility may be limited by the asset value of the equipment purchased by us or by terms and conditions in the credit facility agreement. If we are unable to sell the equipment or unable to finance the equipment on a permanent basis within a certain time period, the availability of credit under the facility could be diminished or eliminated. The credit facility contains covenants relating to minimum tangible net worth, cash flow coverage ratios, maximum debt to equity ratio, maximum guarantees of subsidiary obligations, mergers and acquisitions and asset sales. We were in compliance with these covenants as of March 31, 2009.

The National City Bank facility requires the delivery of our Audited and Unaudited Financial Statements, and pro forma financial projections, by certain dates. As required by Section 5.1 of the facility, we are in compliance with this requirement.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2009, we were not involved in any unconsolidated special purpose entity transactions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the National City Bank and GECDF facilities, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the National City Bank facility bear interest at a market-based variable rate, based on a rate selected by us and determined at the time of borrowing. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of March 31, 2009, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act (“Exchange Act”) Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2009. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

(c) Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of our fiscal year.

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

(a)(3) Exhibit List

Exhibits 10.2 through 10.14 and Exhibits 10.49 through 10.54 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, filed on September 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 19, 2008).

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

10.2	Summary of employment terms between ePlus and Phillip G. Norton, Chief Executive Officer.

10.3	Employment Agreement between ePlus and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 12, 2008).

10.4
Employment Agreement, effective as of November 1, 2008, between ePlus and Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008).

10.5	Employment Agreement between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on September 2, 2008).

10.6	Employment Agreement between ePlus and Elaine D. Marion (Incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 2, 2008).

10.7	1997 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended September 30, 1997).

10.8	Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.9	2008 Non-Employee Director Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 19, 2008).

10.10	2008 Employee Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 19, 2008).

10.11	Form of Award Agreement – Incentive Stock Options (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 19, 2008).

10.12	Form of Award Agreement – Nonqualified Stock Options (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 19, 2008).

10.13	Form of Award Agreement – Restricted Stock Awards (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 19, 2008).

10.14	Form of Award Agreement – Restricted Stock Units (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 19, 2008).

10.15
Form of Irrevocable Proxy and Stock Rights Agreement (Incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.16
Credit Agreement dated September 23, 2005 among ePlus inc. and its subsidiaries named therein and National City Bank as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2005).

10.17
First Amendment to the Credit Agreement dated July 11, 2006 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2006).

10.18
Second Amendment to the Credit Agreement dated July 28, 2006 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 3, 2006).

10.19
Third Amendment to the Credit Agreement dated August 30, 2006 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2006).

10.20
Fourth Amendment to the Credit Agreement dated September 27, 2006 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2006).

10.21
Waiver dated September 27, 2006 by National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2006).

10.22
Fifth Amendment to the Credit Agreement dated November 15, 2006 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2006).

10.23
Sixth Amendment to the Credit Agreement dated January 11, 2007 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2007).

10.24
Seventh Amendment to the Credit Agreement dated March 12, 2007 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2007).

10.25
Eighth Amendment to the Credit Agreement dated June 27, 2007 among ePlus inc. and National City Bank and Branch Banking and Trust Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2007).

10.26
Ninth Amendment to the Credit Agreement dated August 22, 2007 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2007).

10.27
Tenth Amendment to the Credit Agreement dated November 29, 2007 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 4, 2007).

10.28
Eleventh Amendment to the Credit Agreement dated February 29, 2008 among ePlus inc. and National City Bank and Branch Banking and Trust Company of Virginia (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 6, 2008).

10.29
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

10.36
Amendment to Business Financing Agreement and Agreement for Wholesale Financing dated August 13, 2004 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on November 17, 2005).

10.37
Amendment to Business Financing Agreement and Agreement for Wholesale Financing dated November 14, 2005 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on November 17, 2005).

10.38
Limited Guaranty dated June 24, 2004 between GE Commercial Distribution Finance Corporation and ePlus inc. (Incorporated herein by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 17, 2005).

10.39
Collateral Guaranty dated March 30, 2004 between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on November 17, 2005).

10.40
Amendment to Collateralized Guaranty dated November 14, 2005 between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on November 17, 2005).

10.41
Agreement Regarding Collateral Rights and Waiver between GE Commercial Distribution Finance Corporation and National City Bank, as Administrative Agent, dated March 24, 2004 (Incorporated herein by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on November 17, 2005).

10.42
Amendment to Business Financing Agreement and Agreement for Wholesale Financing dated June 29, 2006 between GE Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2006).

10.43
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated June 20, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2007).

10.44
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated August 2, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2007).

10.45
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated October 1, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2007).

10.46
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

10.49	ePlus inc. Supplemental Benefit Plan for Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).

10.50	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.51	ePlus inc. Supplemental Benefit Plan for Kleyton L. Parkhurst (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 2, 2005).

10.52	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).

10.53	Form of Amendment to ePlus inc. Supplemental Benefit Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2008).

10.54	ePlus inc. Executive Incentive Plan effective April 1, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2009).

21	Subsidiaries of ePlus

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer of ePlus inc.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer of ePlus inc.

32	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc.

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
Date: June 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: June 16, 2009

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director and Executive
Vice President
Date: June 16, 2009

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 16, 2009

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: June 16, 2009

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: June 16, 2009

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: June 16, 2009

/s/ MILTON E. COOPER, JR.
By: Milton E. Cooper, Jr., Director
Date: June 16, 2009

ERIC D. HOVDE
By: Eric D. Hovde, Director

/s/ IRVING R. BEIMLER
By: Irving R. Beimler, Director
Date: June 16, 2009

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended March 31, 2009. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Consolidated Financial Statements based on our audits.

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

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two fiscal years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia
June 16, 2009

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2009	March 31, 2008
ASSETS	(in thousands)

Cash and cash equivalents	$107,788	$58,423
Accounts receivable—net	82,734	109,706
Notes receivable	2,632	726
Inventories—net	9,739	9,192
Investment in leases and leased equipment—net	119,256	157,382
Property and equipment—net	3,313	4,680
Other assets	16,809	13,514
Goodwill	21,601	26,125
TOTAL ASSETS	$363,872	$379,748

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$2,904	$6,744
Accounts payable—trade	18,833	22,016
Accounts payable—floor plan	45,127	55,634
Salaries and commissions payable	4,586	4,789
Accrued expenses and other liabilities	29,002	30,372
Income taxes payable	912	-
Recourse notes payable	102	-
Non-recourse notes payable	84,977	93,814
Deferred tax liability	2,957	2,677
Total Liabilities	189,400	216,046

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;11,504,167 issued and 8,088,513 outstanding at March 31, 2009 and 11,210,731 issued and 8,231,741 outstanding at March 31, 2008	115	112
Additional paid-in capital	80,055	77,287
Treasury stock, at cost, 3,415,654 and 2,978,990 shares, respectively	(37,229)	(32,884)
Retained earnings	131,452	118,623
Accumulated other comprehensive income—foreign currency translation adjustment	79	564
Total Stockholders' Equity	174,472	163,702
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$363,872	$379,748

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2009	2008

	(amounts in thousands, except shares and per share data)

Sales of product and services	$636,142	$731,654
Sales of leased equipment	4,633	45,493
	640,775	777,147

Lease revenues	44,483	55,459
Fee and other income	12,769	16,699
	57,252	72,158

TOTAL REVENUES	698,027	849,305

COSTS AND EXPENSES

Cost of sales, product and services	548,035	645,393
Cost of leased equipment	4,373	43,702
	552,408	689,095

Direct lease costs	14,220	20,955
Professional and other fees	7,199	12,889
Salaries and benefits	76,380	72,285
General and administrative expenses	15,320	16,016
Impairment of goodwill	4,644	-
Interest and financing costs	5,808	8,123
	123,571	130,268

TOTAL COSTS AND EXPENSES (1)	675,979	819,363

EARNINGS BEFORE PROVISION FOR INCOME TAXES	22,048	29,942

PROVISION FOR INCOME TAXES	9,219	13,582

NET EARNINGS	$12,829	$16,360

NET EARNINGS PER COMMON SHARE—BASIC	$1.56	$1.99
NET EARNINGS PER COMMON SHARE—DILUTED	$1.52	$1.95

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,219,318	8,231,741
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,453,333	8,378,683

(1)	Includes amounts to related parties of $1,126 and $1,052 for the years ended March 31, 2009 and March 31, 2008, respectively.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$12,829	$16,360

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,181	21,851
Impairment of goodwill	4,644	-
Reserves for credit losses and sales returns	(335)	(99)
Provision for inventory allowances and inventory returns	(227)	(81)
Share-based compensation expense	166	1,349
Excess tax benefit from exercise of stock options	(9)	-
Tax benefit of stock options exercised	282	-
Deferred taxes	280	(2,245)
Payments from lessees directly to lenders—operating leases	(16,140)	(14,366)
Loss on disposal of property and equipment	44	4
Gain on sale of operating leases	-	(403)
(Gain) loss on sale or disposal of operating lease equipment	(1,769)	103
Excess increase in cash value of officers' life insurance	(38)	(13)
Changes in:
Accounts receivable—net	27,364	(104)
Notes receivable	(1,906)	(489)
Inventories—net	(321)	(1,477)
Investment in direct financing and sale-type leases—net	(8,501)	(13,613)
Other assets	(2,996)	(690)
Accounts payable—equipment	(3,467)	742
Accounts payable—trade	(3,216)	374
Salaries and commissions payable, accrued expenses and other liabilities	(651)	4,621
Net cash provided by operating activities	21,214	11,824

Cash Flows From Investing Activities:
Proceeds from sale or disposal of operating lease equipment	3,986	4,262
Proceeds from sale of operating leases	-	892
Purchases of operating lease equipment	(3,919)	(10,161)
Purchases of property and equipment	(728)	(1,665)
Premiums paid on officers' life insurance	(315)	(317)
Cash used in acquisition, net of cash acquired	(364)	-
Net cash used in investing activities	(1,340)	(6,989)

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2009	2008
Cash Flows From Financing Activities:	(in thousands)

Borrowings:
Non-recourse	47,833	34,970
Recourse	102	-
Repayments:
Non-recourse	(5,822)	(16,482)
Repurchase of common stock	(4,345)	-
Proceeds from issuance of capital stock through option exercise	2,323	-
Excess tax benefit from exercise of stock options	9	-
Net (repayments) borrowings on floor plan facility	(10,508)	164
Net repayments on recourse lines of credit	-	(5,000)
Net cash provided by financing activities	29,592	13,652

Effect of Exchange Rate Changes on Cash	(101)	256

Net Increase in Cash and Cash Equivalents	49,365	18,743

Cash and Cash Equivalents, Beginning of Period	58,423	39,680

Cash and Cash Equivalents, End of Period	$107,788	$58,423

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$458	$1,204
Cash paid for income taxes	$9,547	$14,605

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$80	$47
Purchase of operating lease equipment included in accounts payable	$1	$368
Principal payments from lessees directly to lenders	$50,520	$61,410
Repayment of non-recourse debt to lenders from sales of operating leases	$-	$11,400

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, March 31, 2007	8,231,741	$112	$75,909	$(32,884)	$102,754	$308	$146,199

Effect of share-based compensation	-	-	1,378	-	-	-	1,378
Comprehensive income, net of tax:
Net earnings	-	-	-	-	16,360	-	16,360
Adjustment to retained earnings as a result of FIN 48 adoption	-	-	-	-	(491)	-	(491)
Foreign currency translation adjustment (net of tax of $3)	-	-	-	-	-	256	256
Total comprehensive income							16,125

Balance, March 31, 2008	8,231,741	$112	$77,287	$(32,884)	$118,623	$564	$163,702

Issuance of shares for option exercises	293,436	3	2,526	-	-	-	2,529
Tax benefit of exercised stock options	-	-	184	-	-	-	184
Effect of share-based compensation	-	-	58	-	-	-	58
Purchase of treasury stock	(436,664)	-	-	(4,345)	-	-	(4,345)
Comprehensive income, net of tax:
Net earnings	-	-	-	-	12,829	-	12,829
Foreign currency translation adjustment (net of tax of $23)	-	-	-	-	-	(485)	(485)
Total comprehensive income							12,344

Balance, March 31, 2009	8,088,513	$115	$80,055	$(37,229)	$131,452	$79	$174,472

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended March 31, 2009 and 2008

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

We also sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.” We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services on the accompanying Consolidated Statements of Operations. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no cost of sales. In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as sales of product and services and the related freight costs as cost of sales, product and services on the accompanying Consolidated Statements of Operations.

Revenue from Leasing Transactions

Our leasing revenues are accounted for in accordance with SFAS No. 13. The accounting for revenue is different depending on the type of lease. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.  If a lease meets one or more of the following four criteria, the lease is classified as either a sales-type or direct financing lease; otherwise, it will be classified as an operating lease:

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

VENDOR CONSIDERATION — We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of sales, product and services on the accompanying Consolidated Statements of Operations in accordance with EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services on the accompanying Consolidated Statements of Operations.

RESIDUALS — Residual values, representing the estimated value of equipment at the termination of a lease, are recorded on our Consolidated Financial Statements at the inception of each sales-type or direct financing lease as amounts estimated by management based upon its experience and judgment. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions and the term of the lease. Unguaranteed residual values for sales-type and direct financing leases are recorded at their net present value and the unearned income is amortized over the life of the lease using the interest method. The residual values for operating leases are included in the leased equipment’s net book value.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software capitalized for internal use was $34 thousand and $825 thousand during years ended March 31, 2009 and March 31, 2008, respectively, and is included in the accompanying Consolidated Balance Sheets as a component of property and equipment—net. We had capitalized costs, net of amortization, of approximately $0.9 million at March 31, 2009 and $1.2 million at March 31, 2008.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established. At such time such costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2009 and 2008, no such costs were capitalized.  We had $405 thousand and $572 thousand of capitalized costs, net of amortization, at March 31, 2009 and March 31, 2008, respectively.

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

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), on April 1, 2008. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected, in earnings, at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements as we have not elected the fair value option for eligible items.

For the financial instruments that are not accounted for under SFAS 157, which consist primarily of cash and cash equivalents, short-term government debt instruments, accounts receivables, accounts payable and accrued expenses and other liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying Consolidated Balance Sheets.  See Note 10, “Stock Repurchase,” for additional information.

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

In addition, on April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48.  We have recorded a cumulative effect adjustment to reduce our fiscal 2008 balance of beginning retained earnings by $491 thousand on our Consolidated Financial Statements.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income, the FIN 48 adjustment and foreign currency translation adjustments.  For the year ended March 31, 2009, other comprehensive loss was $485 thousand, and net income was $12.8 million. This resulted in total comprehensive income of $12.4 million for the year ended March 31, 2009.  For the year ended March 31, 2008, other comprehensive income was $256 thousand, the adjustment to retained earnings as a result of the adoption of FIN 48 was $491 thousand and net income was $16.4 million. This resulted in total comprehensive income of $16.1 million for the year ended March 31, 2008.

EARNINGS PER SHARE — Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share.”  In accordance with SFAS No. 128, basic EPS amounts were calculated based on weighted average shares outstanding of 8,219,318 for the year ended March 31, 2009 and of 8,231,741 for the year ended March 31, 2008. Diluted EPS amounts were calculated based on weighted average shares outstanding and potentially dilutive common stock equivalents of 8,453,333 and 8,378,683 for the year ended March 31, 2009 and March 31, 2008, respectively.  Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents.  Unexercised employee stock options to purchase 282,500 and 337,007 shares of our common stock were not included in the computations of diluted EPS for the year ended March 31, 2009 and March 31, 2008, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

SHARE-BASED COMPENSATION — We currently have two equity incentive plans which provide us with the opportunity to compensate directors and selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, which vest over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the Plans are governed by written agreements between us and the participants. We also have options outstanding under three previous incentive plan, under which we no longer grant awards.

We account for share-based compensation under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" (“SFAS No. 123R”).  We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Total share-based compensation expense, which includes expense recognized for the grants of options and restricted stock for our employees and non-employee directors, was $166 thousand and $1.6 million for the year ended March 31, 2009 and 2008, respectively.  As previously disclosed, during the year ended March 31, 2008, 450,000 options were cancelled which resulted in the recognition of the remaining nonvested share-based compensation expense of $1.5 million for that period.  At March 31, 2009, there was no unrecognized compensation expense related to nonvested options since all options were vested. Unrecognized compensation expense related to restricted stock was $312 thousand at March 31, 2009, which will be fully recognized over the next 18 months.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS  — We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), as amended, on April 1, 2008. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of an Asset When the Market For that Asset is not Active,” clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), on April 1, 2008. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected, in earnings, at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements as we have not elected the fair value option for eligible items.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 is effective November 15, 2008 and the adoption of this provision did not have a material impact on our financial position or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141. SFAS No. 141R applies to all transactions in which an entity obtains control of one or more businesses, including those without the transfer of consideration. SFAS No. 141R defines the acquirer as the entity that obtains control on the acquisition date. It also requires the measurement at fair value of the acquired assets, assumed liabilities and noncontrolling interest. In addition, SFAS No. 141R requires that the acquisition and restructuring related costs be recognized separately from the business combinations. SFAS No. 141R requires that goodwill be recognized as of the acquisition date, measured as residual, which in most cases will result in the excess of consideration plus acquisition-date fair value of noncontrolling interest over the fair values of identifiable net assets. Under SFAS No. 141R, “negative goodwill,” in which consideration given is less than the acquisition-date fair value of identifiable net assets, will be recognized as a gain to the acquirer. SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact of SFAS No. 141R, if any, to our financial position and statement of operations. We will adopt SFAS No. 141R for future business combinations that occur on or after April 1, 2009.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. All of these FSPs are effective for us beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on our financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

2.  INVESTMENTS IN LEASES AND LEASED EQUIPMENT—NET

Investments in leases and leased equipment—net consists of the following:

	As of
	March 31, 2009	March 31, 2008
	(in thousands)
Investment in direct financing and sales-type leases—net	$96,741	$124,254
Investment in operating lease equipment—net	22,515	33,128
	$119,256	$157,382

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	March 31, 2009	March 31, 2008
	(in thousands)
Minimum lease payments	$93,840	$120,224
Estimated unguaranteed residual value (1)	13,001	17,831
Initial direct costs, net of amortization (2)	859	1,122
Less: Unearned lease income	(9,360)	(13,568)
Reserve for credit losses	(1,599)	(1,355)
Investment in direct financing and sales-type leases—net	$96,741	$124,254

(1) Includes estimated unguaranteed residual values of $1,790 thousand and $2,315 thousand as of March 31, 2009 and 2008, respectively, for direct financing leases which have been sold and accounted for under SFAS No. 140.
(2) Initial direct costs are shown net of amortization of $940 thousand and $1,536 thousand as of March 31, 2009 and 2008, respectively.

Future scheduled minimum lease rental payments as of March 31, 2009 are as follows (in thousands):

Year ending March 31, 2010	$50,544
2011	28,633
2012	10,172
2013	2,603
2014 and thereafter	1,888
Total	$93,840

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment—net are as follows:

	As of
	March 31, 2009	March 31, 2008
	(in thousands)
Cost of equipment under operating leases	$53,227	$62,311
Less: Accumulated depreciation and amortization	(30,712)	(29,183)
Investment in operating lease equipment—net (1)	$22,515	$33,128

(1)	Includes estimated unguaranteed residual values of $14,178 thousand and $17,699 thousand as of March 31, 2009 and March 31, 2008, respectively, for operating leases.

During the years ended March 31, 2009 and March 31, 2008, we sold portions of our lease portfolio. The sales were reflected on our Consolidated Financial Statements as sales of leased equipment totaling approximately $4.6 million and $45.5 million, and cost of leased equipment of $4.4 million and $43.7 million for the year ended March 31, 2009 and March 31, 2008, respectively. There was a corresponding reduction of investment in leases and lease equipment—net of $4.4 million and $43.7 million at March 31, 2009 and 2008, respectively.

Future scheduled minimum lease rental payments as of March 31, 2009 are as follows (in thousands):

Year ending March 31, 2010	$9,912
2011	3,838
2012	1,022
2013	216
2014 and thereafter	-
Total	$14,988

3. IMPAIRMENT OF GOODWILL

We completed our annual goodwill impairment test during the third quarter of our fiscal year. We concluded that there was no impairment in our leasing, technology and software document management reporting units. The weakening U.S. economy and the global credit crisis have accelerated the reduction in demand for certain software products.  As a result of this reduced demand, we projected a decline in revenue in our software procurement reporting unit, which lowered the fair value estimates of the reporting unit.  As a result of the lower fair value estimates, we concluded that the carrying amounts of the software procurement reporting unit exceeded its respective fair value. We then compared the implied fair value of the goodwill in the software procurement reporting unit with the carrying value and recorded a $4.6 million impairment charge in the third quarter of fiscal 2009.  This amount is reported on our Consolidated Statement of Operations.  As of March 31, 2009, the total goodwill was $21.6 million, and is reported on our Consolidated Balance Sheets.  A reconciliation of the carrying amount of goodwill by reporting unit is as follows (in thousands):

	Financing Business Segment	Technology Sales Business Segment
	Leasing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2008	$4,029	$16,483	$4,644	$1,089	$26,245

Impairment of goodwill	-	-	(4,644)	-	(4,644)
Balance March 31, 2009	$4,029	$16,483	$-	$1,089	$21,601

We will continue to monitor the market, our operational performance and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a future corresponding impairment of our goodwill.

4.  RESERVES FOR CREDIT LOSSES

As of March 31, 2009 and 2008, activity in our reserves for credit losses are as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2007	$2,060	$1,641	$3,701

Provision for Bad Debts	55	(245)	(190)
Recoveries	40	-	40
Write-offs and other	(453)	(41)	(494)
Balance March 31, 2008	1,702	1,355	3,057

Provision for Bad Debts	(139)	503	364
Recoveries	91	-	91
Write-offs and other	(161)	(259)	(420)
Balance March 31, 2009	$1,493	$1,599	$3,092

Included in our Consolidated Statement of Operations are reduction in bad debt expenses of $364 thousand for the year ended March 31, 2009 and increase in bad debt expense of $190 thousand for the year ended March 31, 2008.

5. PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following:

	As of
	March 31, 2009	March 31, 2008
	(in thousands)
Furniture, fixtures and equipment	$8,542	$7,977
Vehicles	268	223
Capitalized software	6,498	6,465
Leasehold improvements	2,167	2,231
Less: Accumulated depreciation and amortization	(14,162)	(12,216)
Property and equipment - net	$3,313	$4,680

For the years ended March 31, 2009 and 2008, depreciation expense on property and equipment—net was $2,139 thousand and $2,370 thousand respectively.

6. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

	As of
	March 31, 2009	March 31, 2008
	(in thousands)

First Bank of Highland Park recourse note payable at 5.5% expires on April 1, 2011 or when the early termination option of a lease is enacted.	$102	$-

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 4.34% to 8.76% for the year ended March 31, 2009 and 4.02% to 10.77% for year ended March 31, 2008.	$84,977	$93,814

During the years ended March 31, 2009 and March 31, 2008, we sold portions of our lease portfolio. The sales were reflected on our Consolidated Financial Statements as sales of leased equipment totaling approximately $4.6 million and $45.5 million, and cost of leased equipment of $4.4 million and $43.7 million for the year ended March 31, 2009 and March 31, 2008, respectively. There was a corresponding reduction of investment in leases and lease equipment—net of $4.4 million and $43.7 million at March 31, 2009 and 2008, respectively.

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

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component.  Under the floor plan component, we had outstanding balances of $45.1 million and $55.6 million as of March 31, 2009 and March 31, 2008, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2009 and March 31, 2008. As of March 31, 2009, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2009. Either party may terminate with 90 days’ advance notice.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2008, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

National City Bank (a wholly-owned subsidiary of PNC Financial Services Group, Inc.) provides a credit facility which can be used for all ePlus inc.’s subsidiaries. Borrowings under our $35 million line of credit from National City Bank are subject to certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratio, cash flow coverage, and minimum interest expense coverage ratio. We were in compliance with these covenants as of March 31, 2009. The borrowings are secured by our assets such as leases, receivables, inventory, and equipment. Borrowings are limited to our collateral base, consisting of equipment, lease receivables, and other current assets, up to a maximum of $35 million. In addition, the credit agreement restricts, and under some circumstances prohibits, the payment of dividends.

The National City Bank facility requires the delivery of our audited and unaudited financial statements, and pro-forma financial projections, by certain dates. As required by Section 5.1 of the facility, are in compliance with this requirement. We had no balance on this facility as of March 31, 2009.  This facility will expire on July 10, 2009.  We are currently negotiating the terms of a possible renewal.

Recourse and non-recourse notes payable as of March 31, 2009, mature as follows:

		Non-Recourse Notes Payable
		(in thousands)
Year ending March 31,	2010	$49,499
	2011	26,506
	2012	6,845
	2013	1,774
	2014 and after	353
		$84,977

7. RELATED PARTY TRANSACTIONS

We leased approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC for a monthly rent payment of approximately $86 thousand. Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children.  As of May 31, 2007, Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC.  The lease was approved by the Board of Directors prior to its commencement, and viewed by the Board as being at or below comparable market rents, and ePlus had the right to terminate up to 40% of the leased premises for no penalty, with six months’ notice.   During the years ended March 31, 2009 and March 31, 2008, we paid rent in the amount of $1,126 thousand and $1,052 thousand, respectively. The current lease will expire on December 31, 2009, with an option to renew for an additional five years.  We have the right to renew the lease with six months’ notice, and we are currently negotiating the terms of a possible renewal.

8. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Annual rent expense relating to these operating leases was $2.7 million for both the years ended March 31, 2009 and 2008. As of March 31, 2009, the future minimum lease payments are due as follows (in thousands):

Year ended March 31, 2010	$1,736
2011	634
2012	233
2013	124
2014 and after	8
$2,735

Litigation

We have been involved in several matters relating to a customer named Cyberco Holdings, Inc. ("Cyberco"). The Cyberco principals were perpetrating a scam, and at least five principals have pled guilty to criminal conspiracy and/or related charges, including bank fraud, mail fraud and money laundering. One lender who financed our transaction with Cyberco, Banc of America Leasing and Capital, LLC ("BoA"), filed a lawsuit against ePlus inc. in the Circuit Court for Fairfax County, Virginia on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group's obligations to BoA relating to the Cyberco transaction.  The suit has been stayed pending the resolution of other Cyberco-related matters.  We are vigorously defending this suit. As we do not believe a loss is probable or the amount is reasonably estimable, we have not accrued for this matter.

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

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management does not believe that the ultimate resolution will have a material effect on our financial condition, results of operations, or cash flows.

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

9. INCOME TAXES

Effective April 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” ("FIN 48"), which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes.   FIN 48 (“the interpretation”) requires a new evaluation process for all income tax positions taken based on the two-step approach prescribed in the interpretation. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. For tax positions that are more likely than not of being sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we recorded a $735 thousand increase in the liability for unrecognized tax positions, which is comprised of $460 thousand of unrecognized tax benefits and $275 thousand of interest and penalties. The $735 thousand increase in liabilities is also partially offset by federal and state tax benefits of $244 thousand.  The net effect of $491 thousand was recorded as a decrease to the opening balance of retained earnings on April 1, 2007. As of March 31, 2008, we had $712 thousand of total gross unrecognized tax benefits, which consists of $460 thousand gross unrecognized tax benefits recorded during the implementation of FIN 48 and $252 thousand recorded in previous years under SFAS No. 5, "Accounting for Contingencies".

As of March 31, 2008, our gross FIN 48 tax liability was $712 thousand.   We decreased this liability by $187 thousand in the second quarter of this fiscal year based on the results of the Internal Revenue Service Audit for the periods March 31, 2004 through March 31, 2006.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	March 31, 2009	March 31, 2008
Beginning Balance	$712	$712
Additions based on positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for settlement of tax positions of prior years	(187)	-
Ending Balance	$525	$712

We expect the amount of unrecognized tax benefits will decrease by approximately $67 thousand in the next 12 months.  The unrecognized tax benefits at March 31, 2008 and March 31, 2009, that would affect the effective tax rate if recognized, would be $523 thousand and $561 thousand, respectively.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal year ended March 31, 2009, we recognized $43 thousand of interest related to FIN 48 liabilities, and did not recognize any additional penalties.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2004, 2005, 2006 and 2007 are subjected to examination by state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the Consolidated Statements of Operations is as follows (in thousands, except percentages):

	For the Year Ended March 31,
	2009	2008
Statutory federal income tax rate	35%	35%
Income tax expense computed at the U.S. statutory federal rate	$7,717	$10,480
State income tax expense—net of federal benefit	1,170	2,044
Share based compensation	60	724
Other	272	334
Provision for income taxes	$9,219	$13,582
Effective income tax rate	41.8%	45.4%

The components of the provision for income taxes are as follows (in thousands):

	For the Year Ended March 31,
	2009	2008
Federal	$6,975	$12,637
State	1,681	3,035
Foreign	283	155
Total current expense	8,939	15,827

Deferred:
Federal	118	(2,354)
State	162	109
Total deferred expense (benefit)	280	(2,245)

Provision for income taxes	$9,219	$13,582

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	For the Year Ended March 31,
	2009	2008
Deferred Tax Assets:
Accrued vacation	$940	$929
Provision for bad debts	1,203	1,424
Delinquent rent	39	46
State net operating loss carryforward	748	694
Basis difference in fixed assets	851	815
Lawsuit settlement and judgment reserve	128	127
Book compensation on discounted stock options	1,253	1,453
Payroll tax—stock options	2	139
Deferred compensation	567	414
Deferred revenue	255	279
Foreign tax credit	194	212
Other accruals and reserves	1,243	687
Gross deferred tax assets	7,423	7,219
Less: valuation allowance	(941)	(906)
Net deferred tax assets	6,482	6,313

Deferred Tax Liabilities:
Basis difference in operating lease items	(7,658)	(5,754)
Basis difference in tax deductible goodwill	(1,328)	(2,631)
Other deferred tax liabilities	(453)	(606)
Total deferred tax liabilities	(9,439)	(8,991)

Net deferred tax liabilities	$(2,957)	$(2,678)

The net effective income tax rate for the year ended March 31, 2009 was 41.8%, a decrease from 45.4% from the previous fiscal year.  This decrease was primarily due to the decrease in non-deductible share based compensation expense of $1.5 million related to the cancellation of 450,000 options during the first quarter of fiscal year 2008 as previously disclosed.

We have state net operating losses of approximately $25.0 million, which will begin to expire in the year 2022.  We also have foreign tax credit carryforwards of approximately $194 thousand. Credits will begin to expire at March 31, 2015.

The net change in the valuation allowance during the year ended March 31, 2009 was an increase of $35 thousand. This change related primarily to reestablishment of state net operating loss as a result of a state audit of tax years 2005 and 2006.  The valuation allowance resulted from management's determination, based on available evidence, that it was more likely than not that the foreign tax credit deferred tax asset of $194 thousand and state net operating loss deferred tax asset balance of $748 thousand will not be realized.

10. STOCK REPURCHASE

On July 31, 2008, our Board authorized a share repurchase plan commencing after August 4, 2008. The share repurchase plan was for a 12-month period ending August 4, 2009 for up to 500,000 shares of ePlus’ outstanding common stock. The previous stock repurchase program expired on November 17, 2006. On February 11, 2009, our Board of Directors amended our current share repurchase plan, which commenced August 4, 2008.  The plan, as amended, has been extended through September 15, 2009, and we may repurchase up to 500,000 shares of ePlus' outstanding common stock beginning February 12, 2009.  In addition, our credit agreement with National City Bank has an annual dollar limit of $12,500,000 for common stock repurchase. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.  During the the year ended March 31, 2009, we repurchased 436,664 shares of our outstanding common stock at an average cost of $9.95 per share for a total purchase price of $4.3 million. Since the inception of our initial repurchase program on September 20, 2001, as of March 31, 2009, we have repurchased 3,415,654 shares of our outstanding common stock at an average cost of $10.90 per share for a total purchase price of $37.2 million.

11. SHARE-BASED COMPENSATION

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

Vesting periods varied for the 1998 LTIP, the Amended LTIP (2001), and the Amended LTIP (2003) depending on individual award agreement. Vesting periods for the 2008 Director LTIP and the 2008 Employee LTIP are discussed below.

1998 Long-Term Incentive Plan

The 1998 LTIP was adopted by the Board on July 28, 1998, which is its effective date, and approved by the shareholders on September 16, 1998. The allowable number of shares under the 1998 LTIP was 20% of the outstanding shares, less shares previously granted and shares purchased through our then-existing employee stock purchase program. It specified that options shall be priced at not less than fair market value. The 1998 LTIP consolidated our preexisting stock incentive plans and made the Compensation Committee of the Board of Directors (“Compensation Committee”) responsible for its administration. The 1998 LTIP required that grants be evidenced in writing, but the writing was not a condition precedent to the grant of the award.

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

On September 15, 2008, our shareholders approved the 2008 Director LTIP and the 2008 Employee LTIP.  Both of the plans were adopted by the Board on June 25, 2008. As a result of the approval of these plans, we do not intend to grant any awards under the Amended LTIP (2003) or any earlier plan.

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

2008 Employee Long-Term Incentive Plan

Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other share-based awards to ePlus employees. The purposes of the 2008 Employee LTIP are to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2008 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2008 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2008 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. As of March 31, 2009, we have not granted any awards under the 2008 Employee LTIP.  Under the 2008 Employee LTIP, the Compensation Committee will determine the time and method of exercise of the awards.

Stock Option Activity

During the years ended March 31, 2009 and March 31, 2008, there were no stock options granted to employees.

A summary of stock option activity during the two years ended March 31, 2009 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2007	1,788,613	$6.23 - $17.38	$10.20
Options granted	-	-	$-
Options exercised	-	-	$-
Options forfeited	(547,800)	$8.75 - $13.25	$11.16
Outstanding, March 31, 2008	1,240,813	$6.23 - $17.38	$9.78	2.8	$1,294,628

Vested or expected to vest at March 31, 2008	1,240,813		$9.78	2.8	$1,294,628
Exercisable, March 31, 2008	1,220,813		$9.72	2.7	$1,294,628

Outstanding, April 1, 2008	1,240,813	$6.23 - $17.38	$9.78
Options granted	-	-	-
Options exercised (1)	(293,436)	$6.24 - $9.31	$7.92
Options forfeited	(39,087)	$6.86 - $17.38	$11.65
Outstanding, March 31, 2009	908,290	$6.23 - $17.38	$10.29	2.2	$2,403,133

Vested or expected to vest at March 31, 2009	908,290		$10.29	2.2	$2,403,133
Exercisable, March 31, 2009	908,290		$10.29	2.2	$2,403,133

(1)	The total intrinsic value of stock options exercised during the year ended March 31, 2009 was $968 thousand.

Additional information regarding options outstanding as of March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Exercise Price per Share	Weighted Avg. Contractual Life Remaining	Options Exercisable	Weighted Average Exercise Price per Share

$6.23 - $9.00	565,790	$7.60	1.5	565,790	$7.60
$9.01 - $13.50	146,500	$11.81	5.2	146,500	$11.81
$13.51 - $17.38	196,000	$16.94	2.1	196,000	$16.94

$6.23 - $17.38	908,290	$10.29	2.2	908,290	$10.29

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of nonvested option activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at April 1, 2008	20,000	$6.13

Granted	-	$-
Vested	(20,000)	$6.13
Forfeited	-	$-
Nonvested at March 31, 2009	-

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

A summary of restricted stock activity during the year ended ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Outstanding, April 1, 2008
Shares granted	38,532	$10.90
Shares forfeited	-
Outstanding, March 31, 2009	38,532	$10.90

Share-based Compensation Expense

We account for share-based compensation expense in accordance with SFAS No. 123R. We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

We recognized $166 thousand of total share-based compensation expense for the year ended March 31, 2009. Share-based compensation expense related to restricted stock is approximately $109 thousand for the year ended March 31, 2009 and was recorded as professional and other fees in our Consolidated Statements of Operations. There was no share-based compensation expense related to restricted stock for the year ended March 31, 2008. Share-based compensation expense related to stock options was $58 thousand and $1.6 million for the years ended March 31, 2009 and 2008, respectively and were recorded as salaries and benefits in our Consolidated Statements of Operations. As previously disclosed, during for the prior fiscal year, 450,000 options were cancelled which resulted in the recognition of the remaining nonvested share-based compensation expense of $1.5 million for that period.

At March 31, 2009, there was no unrecognized compensation expense related to nonvested options because all the options were vested. Unrecognized compensation expense related to the restricted stock was $312 thousand which will be fully recognized over the next 18 months.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	As of March 31, 2009		As of March 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$107,788	$107,788	$58,423	$58,423
Accounts receivable	82,734	82,734	109,706	109,706
Notes receivable	2,632	2,632	726	726

Liabilities:
Accounts payable	66,864	66,864	84,394	84,394
Accrued expenses and other liabilities	29,002	29,002	30,372	30,372
Non-recourse notes payable	84,977	84,551	93,814	93,297
Recourse notes payable	102	102	-	-

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

	Year ended March 31, 2009			Year ended March 31, 2008
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$632,227	$3,915	$636,142	$727,159	$4,495	$731,654
Sales of leased equipment	-	4,633	4,633	-	45,493	45,493
Lease revenues	-	44,483	44,483	-	55,459	55,459
Fee and other income	11,356	1,413	12,769	15,220	1,479	16,699
Total revenues	643,583	54,444	698,027	742,379	106,926	849,305
Cost of sales	544,721	7,687	552,408	641,969	47,126	689,095
Direct lease costs	-	14,220	14,220	-	20,955	20,955
Selling, general and administrative expenses	83,458	15,441	98,899	86,400	14,790	101,190
Impairment of goodwill	4,644	-	4,644	-	-	-
Segment earnings	10,760	17,096	27,856	14,010	24,055	38,065
Interest and financing costs	120	5,688	5,808	137	7,986	8,123
Earnings before income taxes	$10,640	$11,408	$22,048	$13,873	$16,069	$29,942
Assets	$181,098	$182,774	$363,872	$148,447	$231,301	$379,748

Included in the financing business segment above are inter-segment accounts receivable of $35.1 million and $47.5 million for the years ended March 31, 2009 and 2008, respectively. Included in the technology sales business segment above are inter-segment accounts payable of $35.1 million and $47.5 million for the years ended March 31, 2009 and 2008, respectively.

For the years ended March 31, 2009 and March 31, 2008, our technology sales business segment sold products to our financing business segment of $1.8 million and $2.1 million, respectively.  These revenues were eliminated in our technology sales business segment for the same periods.

During the third quarter in fiscal year 2009, we recorded an impairment of goodwill in the amount of $4.6 million in our software procurement reporting unit, which is part of our technology sales business segment.

14. ACQUISITION

On May 9, 2008, we acquired certain assets and assumed certain liabilities of Network Architects, Inc., a San Francisco-based company, for approximately $364 thousand dollars in cash. Additional consideration totaling $250 thousand may be due on the first and second anniversary dates of the purchase date to one of the principals if certain targets are met. These assets and liabilities were included on our Consolidated Financial Statements as of June 30, 2008. This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141, “Business Combinations,” and EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” In accordance with EITF 95-8, once the contingency is resolved and considered distributable, we will record the fair value of the consideration issued as compensation expense in the period.

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

All the assets acquired and liabilities assumed were included in ePlus Technology, inc., a subsidiary of ePlus inc., which is a part of the technology sales business segment as of as of June 30, 2008.

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