Form 10-Q
period 2009-06-30
EPLUS INC
filed 2009-08-10
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☐

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

The number of shares of common stock outstanding as of July 31, 2009 was 8,224,315.

ePlus inc. AND SUBSIDIARIES

Cautionary Language About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,” “expect,” “anticipate,” “project,” “forecast,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
we offer a comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:

•	managing a diverse product set of solutions in highly competitive markets;
•	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
•	integrating with external IT systems, including those of our customers and vendors; and
•	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
•	our ability to hire and retain sufficient qualified personnel;
•	a decrease in the capital spending budgets of, or delay of technology purchases by, our customers or potential customers;
•	our ability to protect our intellectual property;
•	the creditworthiness of our customers;
•	reduction of vendor incentive programs;
•	our ability to raise capital, maintain, or increase as needed, our lines of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
•	our ability to realize our investment in leased equipment;
•	our ability to reserve adequately for credit losses; and
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	June 30, 2009	March 31, 2009
ASSETS	(in thousands)

Cash and cash equivalents	$103,323	$107,788
Accounts receivable—net	85,253	82,734
Notes receivable	4,013	2,632
Inventories—net	13,801	9,739
Investment in leases and leased equipment—net	123,260	119,256
Property and equipment—net	3,014	3,313
Other assets	15,696	16,809
Goodwill	21,601	21,601
TOTAL ASSETS	$369,961	$363,872

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$6,940	$2,904
Accounts payable—trade	19,262	18,833
Accounts payable—floor plan	57,182	45,127
Accrued expenses and other liabilities	29,341	33,588
Income taxes payable	1,715	912
Recourse notes payable	102	102
Non-recourse notes payable	75,061	84,977
Deferred tax liability	2,957	2,957
Total Liabilities	192,560	189,400

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 11,618,272 issued and 8,201,618 outstanding at June 30, 2009 and 11,504,167 issued and 8,088,513 outstanding at March 31, 2009	116	115
Additional paid-in capital	80,982	80,055
Treasury stock, at cost, 3,416,591 and 3,415,654 shares, respectively	(37,240)	(37,229)
Retained earnings	133,353	131,452
Accumulated other comprehensive income—foreign currency translation adjustment	190	79
Total Stockholders' Equity	177,401	174,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$369,961	$363,872

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2009	2008

	(amounts in thousands, except shares and per share data)

REVENUES

Sales of product and services	$140,450	$165,759
Sales of leased equipment	1,488	1,265
	141,938	167,024

Lease revenues	8,075	11,625
Fee and other income	2,407	3,637
	10,482	15,262

TOTAL REVENUES	152,420	182,286

COSTS AND EXPENSES

Cost of sales, product and services	120,571	143,717
Cost of leased equipment	1,410	1,226
	121,981	144,943

Direct lease costs	2,548	3,794
Professional and other fees	1,817	2,545
Salaries and benefits	17,925	19,464
General and administrative expenses	3,506	3,788
Interest and financing costs	1,305	1,485
	27,101	31,076

TOTAL COSTS AND EXPENSES (1)	149,082	176,019

EARNINGS BEFORE PROVISION FOR INCOME TAXES	3,338	6,267

PROVISION FOR INCOME TAXES	1,437	2,574

NET EARNINGS	$1,901	$3,693

NET EARNINGS PER COMMON SHARE—BASIC	$0.23	$0.45
NET EARNINGS PER COMMON SHARE—DILUTED	$0.23	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,147,685	8,253,552
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,415,531	8,580,659

(1)	Includes amounts to related parties of $283 and $278 for the three months ended June 30, 2009 and 2008, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$1,901	$3,693

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,071	4,290
Reserves for credit losses and sales returns	101	17
Provision for inventory allowances and inventory returns	166	96
Share-based compensation expense	56	31
Excess tax benefit from exercise of stock options	(82)	(66)
Tax benefit of stock options exercised	129	97
Payments from lessees directly to lenders—operating leases	(2,001)	(2,835)
Loss on disposal of property and equipment	4	8
Gain on sale or disposal of operating lease equipment	204	(372)
Increase in cash value of officers' life insurance	(4)	-
Changes in:
Accounts receivable—net	(3,035)	(2,431)
Notes receivable	(1,381)	(5,805)
Inventories—net	(4,228)	455
Investment in direct financing and sale-type leases—net	(15,507)	(9,274)
Other assets	1,351	(5,411)
Accounts payable—equipment	4,012	(501)
Accounts payable—trade	391	3,011
Salaries and commissions payable, accrued expenses and other liabilities	(3,474)	3,266
Net cash used in operating activities	(18,326)	(11,731)

Cash Flows From Investing Activities:
Proceeds from sale or disposal of operating lease equipment	517	750
Purchases of operating lease equipment	(395)	(1,302)
Purchases of property and equipment	(167)	(231)
Premiums paid on officers' life insurance	(79)	(79)
Cash used in acquisition, net of cash acquired	-	(364)
Net cash used in investing activities	(124)	(1,226)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Cash Flows From Financing Activities:	(in thousands)

Borrowings:
Non-recourse	2,508	16,299
Repayments:
Non-recourse	(1,210)	(1,757)
Repurchase of common stock	(10)	-
Proceeds from issuance of capital stock through option exercise	743	343
Excess tax benefit from exercise of stock options	82	66
Net borrowings on floor plan facility	12,055	1,420
Net cash provided by financing activities	14,168	16,371

Effect of Exchange Rate Changes on Cash	(183)	11

Net (Decrease) Increase in Cash and Cash Equivalents	(4,465)	3,425

Cash and Cash Equivalents, Beginning of Period	107,788	58,423

Cash and Cash Equivalents, End of Period	$103,323	$61,848

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$123	$141
Cash paid for income taxes	$759	$2,432

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$117	$19
Purchase of operating lease equipment included in accounts payable	$20	$13
Principal payments from lessees directly to lenders	$11,257	$12,842

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

These interim financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended March 31, 2009, which was filed on June 16, 2009.  Operating results for the interim periods are not necessarily indicative of results for an entire year.  A detailed description of the Company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2009, included in the Company’s Annual Report on Form 10-K.  There have been no other significant changes to the accounting policies that were included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

PRINCIPLES OF CONSOLIDATION — The Unaudited Condensed Consolidated Financial Statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

SUBSEQUENT EVENTS – Management has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments.  For the three months ended June 30, 2009, other comprehensive income was $112 thousand, and net income was $1.9 million. This resulted in total comprehensive income of $2.0 million for the three months ended June 30, 2009.  For the three months ended June 30, 2008, other comprehensive income was $11 thousand, and net income was $3.7 million. This resulted in total comprehensive income of $3.7 million for the three months ended June 30, 2008.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"), which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. On April 1, 2009, we adopted FSP No. 157-2  and SFAS No. 157 as it applies to those non-financial assets and liabilities.  The adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R (i) applies to all transactions in which an entity obtains control of one or more businesses, including those without the transfer of consideration, (ii) defines the acquirer as the entity that obtains control on the acquisition date, (iii) requires the measurement at fair value of the acquired assets, assumed liabilities and noncontrolling interest, (iv) requires that the acquisition and restructuring related costs be recognized separately from the business combinations, and (v) requires that goodwill be recognized as of the acquisition date, measured as residual, which in most cases will result in the excess of consideration plus acquisition-date fair value of noncontrolling interest over the fair values of identifiablenet assets.   In addition, under SFAS No. 141R, “negative goodwill,” in which consideration given is less than the acquisition-date fair value of identifiable net assets, will be recognized as a gain to the acquirer. SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  We adopted SFAS No. 141R on April 1, 2009.  The adoption of SFAS No. 141R did not impact our financial statements for prior periods. Impact of the adoption of SFAS No. 141R for financial statements in the future periods will depend on the nature of acquisitions completed after April 1, 2009.

In April 2009, the FASB issued Staff Position (“FSP”) No. 141 R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP 141R-1”).  FSP 141R-1 amends SFAS No. 141R by establishing a set of criteria to account for assets and liabilities arising from contingencies in business combinations. Under FSP 141R-1, an acquirer is required to recognize, at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.” We adopted FSP 141R-1 on April 1, 2009.  The adoption of FSP 141R-1 did not impact our financial statements for prior periods. Impact of the adoption of SFAS No. 141R for financial statements in the future periods will depend on the nature of acquisitions completed after April 1, 2009.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Asset.”(“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  FSP No. 142-3 (i) requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset and (ii) replaces the previous useful life criteria with a new requirement-that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then we would consider market participant assumptions regarding renewal including highest and best use of the asset by a market participant and adjustments for other entity-specific factors included in SFAS No. 142. We adopted FSP No. 142-3 on April 1, 2009.  The adoption of FSP No. 142-3 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009.  We adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

In November 2008, the FASB ratified EITF No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 was effective for us on April 1, 2009. The adoption of EITF 08-7 did not have a material impact on our financial statements; however, EITF 08-7 could have a material effect on the way we account for intangible assets acquired in future acquisitions. Impact of the adoption of EITF 08-7 for financial statements in the future periods will depend on the nature of intangible assets acquired in acquisitions completed after April 1, 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 will be effective for the interim or annual period ending after June 15, 2009 and will be applied prospectively. We adopted SFAS No. 165 for the quarter ended June 30, 2009.  SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on August 10, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED —In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We do not expect the adoption of SFAS 168 to have a material impact on our business, results of operations, financial condition or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”), which removes the concept of a qualifying special-purpose entity from FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  This Statement clarifies the determination on  whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS No. 166 will be effective for interim and annual reporting periods beginning after November 15, 2009. We are currently evaluating the future impact SFAS No. 166 will have on our consolidated results of operations or financial condition.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following:

	As of
	June 30, 2009	March 31, 2009
	(in thousands)
Investment in direct financing and sales-type leases—net	$103,005	$96,741
Investment in operating lease equipment—net	20,255	22,515
	$123,260	$119,256

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	June 30, 2009	March 31, 2009
	(in thousands)
Minimum lease payments	$101,205	$93,840
Estimated unguaranteed residual value (1)	12,535	13,001
Initial direct costs, net of amortization (2)	826	859
Less: Unearned lease income	(9,963)	(9,360)
Reserve for credit losses	(1,598)	(1,599)
Investment in direct financing and sales-type leases—net	$103,005	$96,741

(1)
Includes estimated unguaranteed residual values of $2,234 thousand and $1,790 thousand as of June 30, 2009 and March 31, 2009, respectively, for direct-financing leases accounted for under SFAS No. 140.

(2)	Initial direct costs are shown net of amortization of $1,041 thousand and $940 thousand as of June 30, 2009 and March 31, 2009, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows:

	As of
	June 30, 2009	March 31, 2009
	(in thousands)
Cost of equipment under operating leases	$51,736	$53,227
Less: Accumulated depreciation and amortization	(31,481)	(30,712)
Investment in operating lease equipment—net (1)	$20,255	$22,515

(1)	Includes estimated unguaranteed residual values of $13,653 thousand and $14,178 thousand as of June 30, 2009 and March 31, 2009, respectively, for operating leases.

During the three months ended June 30, 2009 and 2008, we sold portions of our lease portfolio. The sales were reflected on our Unaudited Condensed Consolidated Financial Statements as sales of leased equipment totaling approximately $1.5 million and $1.3 million, and cost of leased equipment of $1.4 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively. There was a corresponding reduction of investment in leases and lease equipment—net of $1.4 million and $1.2 million at June 30, 2009 and 2008, respectively.

3. GOODWILL

Our annual impairment test for goodwill is performed during the third quarter of our fiscal year, or when events or circumstances indicate there might be impairment, and follow the two-step process prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”).  As of June 30, 2009, no indicators of impairment have been identified. We will continue to monitor the market, our operational performance and general economic conditions.  A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a future corresponding impairment of our goodwill.  At June 30, 2009, our goodwill balance was $21.6 million.

4. RESERVES FOR CREDIT LOSSES

As of March 31, 2009 and June 30, 2009, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance March 31, 2009	$1,493	$1,599	$3,092

Provision for Bad Debts	(68)	-	(68)
Recoveries	53	-	53
Write-offs and other	(34)	(1)	(35)
Balance June 30, 2009	$1,444	$1,598	$3,042

Included in our Unaudited Condensed Consolidated Statement of Operations are increases in bad debt expense of $68 thousand for the three months ended June 30, 2009.

5. RECOURSE AND NON-RECOURSE NOTES PAYABLE

As of June 30, 2009 and March 31, 2009, recourse and non-recourse obligations consisted of the following:

	As of
	June 30, 2009	March 31, 2009
	(in thousands)

First Bank of Highland Park recourse note payable at 5.5% expires on April 1, 2011 or when the early termination option of a lease is enacted.	$102	$102

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 5.66% to 9.00% for the three months ended June 30, 2009 and 4.34% to 8.76% for the year ended March 31, 2009	$75,061	$84,977

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

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $57.2 million and $45.1 million as of June 30, 2009 and March 31, 2009, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2009 and March 31, 2009. As of June 30, 2009, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2009. Either party may terminate with 90 days’ advance notice.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2009, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

National City Bank (a wholly-owned subsidiary of PNC Financial Services Group, Inc.) provided a credit facility which could have been used for all ePlus inc.’s subsidiaries. This credit facility expired July 10, 2009. Borrowings under our $35 million line of credit from National City Bank were subject to certain covenants. We had no balance on this facility as of the expiration date. Any borrowings on this facility would have been secured by our assets.

6. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2009, we leased approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC for a monthly payment of approximately $89 thousand which includes rent and operating expenses.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC.  On June 18, 2009, we entered into Amendment No. 2 to the office lease agreement with Norton Building 1, LLC pursuant to which we will continue to lease 55,880 square feet for use as our principal headquarters.  The term of the amended lease will begin January 1, 2010, and will continue for five years from such date.  In addition, we have the right to terminate the lease on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice, with no penalty fee.  The annual base rent, which includes an expenses factor, is $21.50 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter.  The amended lease was approved by the Nominating and Corporate Governance Committee in accordance with our Related Person Transaction Policy, and was subsequently approved by our Board of Directors, with Mr. Norton abstaining.  During the three months ended June 30, 2009 and June 30, 2008, we paid rent, which includes operating expenses, in the amount of $283 thousand and $278 thousand respectively

7. COMMITMENTS AND CONTINGENCIES

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

On July 31, 2009, the United States District Court for the District of Columbia dismissed the shareholder derivative action which had been filed on January 18, 2007. The action, which related to stock option practices, named ePlus inc. as nominal defendant and personally named eight individual defendants who are directors and/or executive officers of ePlus inc. The action alleged violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and sought monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees.

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents.  We entered into a settlement agreement with one defendant, effective as of July 7, 2009, wherein the complaint was dismissed with prejudice with regard to that specific defendant, and that defendant was granted a license in specified ePlus patents.  With regard to the remaining defendants, we are seeking injunctive relief and an unspecified amount of monetary damages.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management does not believe that the ultimate resolution will have a material effect on our financial condition, results of operations, or cash flows.

Regulatory and Other Legal Matters

In August 2006, the Audit Committee voluntarily contacted and advised the staff of the SEC that it had commenced an investigation of our stock option grants since our initial public offering in 1996 and that a restatement would be required.  This restatement was included in our Form 10-K for the fiscal year ended March 31, 2006, and was filed with the SEC on August 16, 2007. The SEC opened an informal inquiry, and subsequently notified us by letter dated June 17, 2009 that its informal inquiry has been completed and that the Staff does not intend to recommend any enforcement action against us.

8. EARNINGS PER SHARE

Earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Additional shares included in the diluted EPS calculations are attributable to incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents. Under SFAS No. 128, share options and nonvested shares under a share-based compensation arrangement are considered options for purposes of computing diluted EPS.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008 (in thousands, except per share data).

	Three months ended June 30,
	2009	2008

Net income available to common shareholders—basic and diluted	$1,901	$3,693

Weighted average shares outstanding — basic	8,148	8,254
Effect of dilutive shares	268	327
Weighted average shares outstanding — diluted	$8,416	$8,581

Income per common share:
Basic	$0.23	$0.45
Diluted	$0.23	$0.43

Unexercised employee stock options for 195,000 and 290,507 shares of our common stock were not included in the computations of diluted EPS for the three months ended June 30, 2009 and 2008, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

9. SHARE REPURCHASE

On July 31, 2008, our Board authorized a share repurchase plan commencing after August 4, 2008. The share repurchase plan was for a 12-month period ending August 4, 2009 for up to 500,000 shares of ePlus’ outstanding common stock. The previous stock repurchase program expired on November 17, 2006. On February 11, 2009, our Board of Directors amended our current share repurchase plan, which commenced August 4, 2008. The plan, as amended, has been extended through September 15, 2009, and we may repurchase up to 500,000 shares of ePlus’ outstanding common stock beginning February 12, 2009. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30, 2009, we repurchased 937 shares of our outstanding common stock at an average cost of $11.00 per share for a total purchase price of $10 thousand. Since the inception of our initial repurchase program on September 20, 2001, as of June 30, 2009, we have repurchased 3,416,591 shares of our outstanding common stock at an average cost of $10.90 per share for a total purchase price of $37.2 million.

10. SHARE-BASED COMPENSATION

Share-Based Plans

We have issued share-based awards under the following plans: (1) the 1998 Long-Term Incentive Plan (the “1998 LTIP”), (2) Amendment and Restatement of the 1998 Stock Incentive Plan (2001) (the “Amended LTIP (2001)”), (3) Amendment and Restatement of the 1998 Stock Incentive Plan (2003) (the “Amended LTIP (2003)”), (4) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”) and (5) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”). However, we no longer issue awards under the 1998 LTIP, the Amended LTIP (2001), or the Amended LTIP (2003). Currently, awards are only issued under the 2008 Director LTIP and the 2008 Employee LTIP. Sections of these plans are summarized below. All the share-based plans require the use of the previous trading day’s closing price when the grant date falls on a date the stock was not traded.

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

On September 15, 2008, our shareholders approved the 2008 Director LTIP and the 2008 Employee LTIP. Both of the plans were adopted by the Board on June 25, 2008. As a result of the approval of these plans, we will not grant any awards under the Amended LTIP (2003) or any earlier plan.

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

2008 Employee Long-Term Incentive Plan

Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other share-based awards to ePlus employees. The purposes of the 2008 Employee LTIP are to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2008 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2008 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2008 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. As of June 30, 2009, we have not granted any awards under the 2008 Employee LTIP. Under the 2008 Employee LTIP, the Compensation Committee will determine the time and method of exercise of the awards.

Stock Option Activity

During the three months ended June 30, 2009 and 2008, there were no stock options granted to employees.

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2009	908,280	$6.23 - $17.38	$10.29	2.2	$2,403,133
Options granted	-	-	-	-	-
Options exercised (1)	(114,105)	$6.86 - $13.00	$7.65	-	$693,918
Options forfeited	(1,100)	$9.00 - $17.38	$16.61	-	-
Outstanding, June 30, 2009	793,075	$6.23 - $17.38	$10.67	2.1	$3,557,044
Vested or expected to vest at June 30, 2009	793,075		$10.67	2.1	$3,557,044
Exercisable, June 30, 2009	793,075		$10.67	2.1	$3,557,044

(1)	The total intrinsic value of stock options exercised during the three months ended June 30, 2009 was $694 thousand.

Additional information regarding stock options outstanding as of June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining	Options Exercisable	Weighted Average Exercise Price per Share

$6.23 - $9.00	452,585	$7.60	1.3	452,585	$7.60
$9.01 - $13.50	145,500	$11.80	5.0	145,500	$11.80
$13.51 - $17.38	195,000	$16.94	1.8	195,000	$16.94

$6.23 - $17.38	793,085	$10.67	2.1	793,085	$10.67

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At June 30, 2009, all of our options are vested.

Restricted Stock

Under the 2008 Director LTIP, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date.  Directors may elect to receive their cash compensation in restricted stock.  These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of.  These shares will be vested over a two-year period and we will recognize share-based compensation expense over the service period. We estimate the forfeiture rate of the restricted stock to be zero.

A summary of restricted stock activity during the three months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Outstanding, March 31, 2009	38,532	$10.90

Shares granted (1)	2,244	$11.69
Shares forfeited	-
Outstanding, June 30, 2009	40,776	$10.94

(1)
Three of our directors received restricted shares in lieu of their cash compensation.  Therefore, during the three months ended June 30, 2009, the directors were issued 748 shares each with a grant-date fair value of $11.69 per share.

Share-based Compensation Expense

We account for share-based compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

During the three months ended June 30, 2009, we recognized $56 thousand of total share-based compensation expense, all of which was related to restricted stock.  This amount was recorded as professional and other fees in our Unaudited Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2008, we recognized $31 thousand of total share-based compensation expense, all of which was related to stock options. There was no share-based compensation expense related to restricted stock for the three months ended June 30, 2008. This amount was recorded as salaries and benefits in our Unaudited Condensed Consolidated Statements of Operations.

At June 30, 2009, there was no unrecognized compensation expense related to nonvested options because all the options were vested. Unrecognized compensation expense related to the restricted stock was $282 thousand which will be fully recognized over the next 21 months.

11. INCOME TAXES

We account for tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes” in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

As of June 30, 2009, our gross FIN 48 tax liability was $525 thousand. We expect that the gross unrecognized tax benefit will decrease by approximately $67 thousand in the next 12 months.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. Our Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2009 includes additional interest of $9 thousand.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	As of June 30, 2009		As of March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$103,323	$103,323	$107,788	$107,788
Accounts receivable	85,253	85,253	82,734	82,734
Notes receivable	4,013	4,013	2,632	2,632

Liabilities:
Accounts payable	83,384	83,384	66,864	66,864
Accrued expenses and other liabilities	29,341	29,341	33,588	33,588
Non-recourse notes payable	75,061	74,711	84,977	84,551
Recourse notes payable	102	102	102	102

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

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$139,992	$458	$140,450	$164,028	$1,731	$165,759
Sales of leased equipment	-	1,488	1,488	-	1,265	1,265
Lease revenues	-	8,075	8,075	-	11,625	11,625
Fee and other income	2,257	150	2,407	3,530	107	3,637
Total revenues	142,249	10,171	152,420	167,558	14,728	182,286
Cost of sales	120,063	1,918	121,981	142,628	2,315	144,943
Direct lease costs	-	2,548	2,548	-	3,794	3,794
Selling, general and administrative expenses	19,934	3,314	23,248	21,587	4,210	25,797
Segment earnings	2,252	2,391	4,643	3,343	4,409	7,752
Interest and financing costs	18	1,287	1,305	20	1,465	1,485
Earnings before income taxes	$2,234	$1,104	$3,338	$3,323	$2,944	$6,267
Assets	$185,832	$184,129	$369,961	$157,431	$235,034	$392,465

Included in the financing business segment above are inter-segment accounts receivable of $37.5 million and $48.8 million at June 30, 2009 and 2008, respectively. Included in the technology sales business segment above are inter-segment accounts payable of $37.5 million and $48.8 million at June 30, 2009 and 2008, respectively.

For the three months ended June 30, 2009 and 2008, our technology sales business segment sold products to our financing business segment of $0.3 million and $0.4 million, respectively.

14.  SUBSEQUENT EVENT

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents.  Effective as of July 7, 2009, we entered into a settlement agreement with one defendant wherein the complaint was dismissed with prejudice with regard to that specific defendant, and that defendant was granted a license in specified ePlus patents.  With regard to the remaining defendants, we are seeking injunctive relief and an unspecified amount of monetary damages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2009 (the “2009 Annual Report”).  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2009 Annual Report.

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

Financial Summary

During the three months ended June 30, 2009, total revenue decreased 16.4% to $152.4 million compared to the three months ended June 30, 2008, as a result  of an overall softening in the economy, which delayed our customers’ investment in capital equipment.  Total costs and expenses decreased 15.3% to $149.1 million as compared to the three months ended June 30, 2008.  During the three months ended June 30, 2009, net earnings decreased 48.5% to $1.9 million as compared to the same period in 2008.  Gross margin for product and services improved from 13.3% to 14.2% during the three months ended June 30, 2009.  Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers.  Cash decreased $4.5 million or 4.1% to $103.3 million at June 30, 2009 compared to March 31, 2009.
The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption. As a result of the financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy has become increasingly uncertain. This has caused our current and potential customers to delay or reduce technology purchases, which has reduced sales of our products and services. Continuing deterioration of economic conditions could cause our current and potential customers to further delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Restrictions on credit may impact economic activity and our results. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, financial market disruption may adversely affect our access to additional capital.

Business Unit Overview

Technology Sales Business Unit

The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources.

Our technology sales business unit derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our Unaudited Condensed Consolidated Statements of Operations under sales of product and services and fee and other income. Many customers purchase information technology equipment from us using Master Purchase Agreements (“MPAs”) in which the terms and conditions of our relationship are stipulated. Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day termination for convenience clauses. Our other customers place orders using purchase orders without an MPA in place. A substantial portion of our sales of product and services are from sales of CISCO, Hewlett Packard and Sun Microsystem products, which represent approximately 35%, 18% and 8% of sales, respectively, for the three months ended June 30, 2009.

Included in the sales of product and services in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. Our service engagements are generally governed by Statements of Work and/or Master Service Agreements. They are primarily fixed fee; however, some service agreements are based on time and materials or estimates.

We endeavor to minimize the cost of sales in our technology sales business unit through vendor consideration programs provided by manufacturers. The programs are generally governed by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorizations are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our major manufacturers:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"), which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. On April 1, 2009, we adopted FSP No. 157-2  and SFAS No. 157 as it applies to those non-financial assets and liabilities.  The adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R (i) applies to all transactions in which an entity obtains control of one or more businesses, including those without the transfer of consideration, (ii) defines the acquirer as the entity that obtains control on the acquisition date, (iii) requires the measurement at fair value of the acquired assets, assumed liabilities and noncontrolling interest, (iv) requires that the acquisition and restructuring related costs be recognized separately from the business combinations, and (v) requires that goodwill be recognized as of the acquisition date, measured as residual, which in most cases will result in the excess of consideration plus acquisition-date fair value of noncontrolling interest over the fair values of identifiablenet assets.   In addition, under SFAS No. 141R, “negative goodwill,” in which consideration given is less than the acquisition-date fair value of identifiable net assets, will be recognized as a gain to the acquirer. SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  We adopted SFAS No. 141R on April 1, 2009.  The adoption of SFAS No. 141R did not impact our financial statements for prior periods. Impact of the adoption of SFAS No. 141R for financial statements in the future periods will depend on the nature of acquisitions completed after April 1, 2009.

In April 2009, the FASB issued Staff Position (“FSP”) No. 141 R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP 141R-1”).  FSP 141R-1 amends SFAS No. 141R by establishing a set of criteria to account for assets and liabilities arising from contingencies in business combinations. Under FSP 141R-1, an acquirer is required to recognize, at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.” We adopted FSP 141R-1 on April 1, 2009.  The adoption of FSP 141R-1 did not impact our financial statements for prior periods. Impact of the adoption of SFAS No. 141R for financial statements in the future periods will depend on the nature of acquisitions completed after April 1, 2009.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Asset.”(“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  FSP No. 142-3 (i) requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset and (ii) replaces the previous useful life criteria with a new requirement-that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then we would consider market participant assumptions regarding renewal including highest and best use of the asset by a market participant and adjustments for other entity-specific factors included in SFAS No. 142. We adopted FSP No. 142-3 on April 1, 2009.  The adoption of FSP No. 142-3 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009.  We adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

In November 2008, the FASB ratified EITF No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 was effective for us on April 1, 2009. The adoption of EITF 08-7 did not have a material impact on our financial statements; however, EITF 08-7 could have a material effect on the way we account for intangible assets acquired in future acquisitions. Impact of the adoption of EITF 08-7 for financial statements in the future periods will depend on the nature of intangible assets acquired in acquisitions completed after April 1, 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 will be effective for the interim or annual period ending after June 15, 2009 and will be applied prospectively. We adopted SFAS No. 165 for the quarter ended June 30, 2009.  SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on August 10, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We do not expect the adoption of SFAS 168 to have a material impact on our business, results of operations, financial condition or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”), which removes the concept of a qualifying special-purpose entity from FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  This Statement clarifies the determination on  whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS No. 166 will be effective for interim and annual reporting periods beginning after November 15, 2009. We are currently evaluating the future impact SFAS No. 166 will have on our consolidated results of operations or financial condition.

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

We consider the following accounting policies important in understanding the potential impact of our judgments and estimates on our operating results and financial condition. Our significant accounting policies, including the critical policies and practices listed below, are more fully described and discussed in the notes to consolidated financial statements for the fiscal year 2009 included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on June 16, 2009.

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

We review our goodwill for impairment annually, or more frequently, if indicators of impairment exist. Goodwill has been assigned to four reporting units for purposes of impairment testing. We believe that for the purpose SFAS No. 142, we have four distinct reportable units: leasing, technology, software procurement and software document management.  In determining reporting units, we consider factors such as nature of products, nature of production, type of customer, management and the availability of separate and distinct financial statements for each entity.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our Unaudited Condensed Consolidated Financial Statements.

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

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of a reporting unit’s goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

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

RESERVES FOR CREDIT LOSSES. The reserves for credit losses are maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management’s determination of the adequacy of the reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include giving consideration to the customer’s financial condition and the value of the underlying collateral and funding status (i.e. funded on a non-recourse or recourse basis).

SALES RETURNS ALLOWANCE. The allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services in accordance with SFAS No. 48, "Revenue Recognition when the Right of Return Exists” (“SFAS No. 48”). Management’s determination of the adequacy of the reserve is based on an evaluation of historical sales returns and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

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

Results of Operations — Three months ended June 30, 2009 compared to three months ended June 30, 2008

REVENUES

Total Revenues. We generated total revenues during the three months ended June 30, 2009 of $152.4 million compared to total revenues of $182.3 million during the three months June 30, 2008, a decrease of 16.4%.

Sales of product and services.  Sales of product and services decreased 15.3% to $140.5 million during the three months ended June 30, 2009 as compared to $165.8 million during the three months June 30, 2008.  The decrease in sales is primarily attributed to the economic downturn, which generally resulted in our customers’ tendency to postpone or cancel technology equipment investments, particularly in the beginning of the quarter ended June 30, 2009.  Sales of product and services represented 92.1% and 90.9% of total revenue during the three months ended June 30, 2009 and 2008, respectively.  Sales of product and services as a percentage of total revenue increased as a result of proportionately larger decreases in lease revenue as compared to the same period in the prior fiscal year.

Gross margin.  We realized a gross margin on sales of product and services of 14.2% and 13.3% for the three months ended June 30, 2009 and 2008, respectively. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products and services sold, and changes in incentives provided to us by manufacturers.  There are ongoing changes to the programs offered to us by our manufacturers which may be affected by the current economic conditions and thus, we may not be able to maintain the level of manufacturer incentives we currently are receiving.

Lease revenues. Lease revenues decreased 30.5% to $8.1 million for the three months ended June 30, 2009, as compared to $11.6 million during the three months June 30, 2008. This decrease is primarily due to fewer leases to generate lease revenues in our operating and direct financing lease portfolio and decreases in sales of leased assets to lessees.  From time to time, our lessees purchase leased assets from us before and at the end of the lease term. These purchases by lessees fluctuate primarily based upon portfolio maturity dates and amounts. During the three months ended June 30, 2009, sales of leased assets to lessees decreased 61.1% to $0.9 million, compared to $2.3 million during the three months June 30, 2008.

Sales of leased equipment. We also recognize revenue from the sale of leased equipment to non-lessee third parties.  Sales of leased equipment fluctuate from quarter to quarter, and are a component of our risk-mitigation process, which we conduct to diversify our portfolio by customer, equipment type, and residual value investments.  During the three months ended June 30, 2009, sales of leased equipment increased 17.6% to $1.5 million, compared to $1.3 million during the three months June 30, 2008. Gross margin on the sales of leased equipment is 5.3% and 3.1%, for the three months ended June 30, 2009 and 2008, respectively.  The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale, as well as the timing of any debt funding recognized in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as amended by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”

Fee and other income. For three months ended June 30, 2009, fee and other income decreased 33.8% to $2.4 million, compared to $3.6 million during the three months June 30, 2008. This decrease was primarily driven by decreases in software and related consulting revenue, agent fees from manufacturers and short-term investment income for the three months ended June 30, 2009. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contain earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

COSTS AND EXPENSES

Cost of sales, product and services. During the three months ended June 30, 2009, cost of sales, product and services decreased 16.1% to $120.6 million, compared to $143.7 million during the three months June 30, 2008. This decrease corresponded to the decrease in sales of product and services in our technology sales business unit. Cost of sales, products and services is also affected by incentives from manufacturers, product mix and volume. Cost of sales, leased equipment increased 15.0% to $1.4 million during the three months ended June 30, 2009, compared to $1.2 million for the three months June 30, 2008. This increase corresponds to the increase in sales of leased equipment to non-lessee third parties in our financing business segment.

Direct lease costs. During the three months ended June 30, 2009, direct lease costs decreased 32.8% to $2.5 million as compared to $3.8 million during the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating lease equipment. Our investment in operating leases decreased 33.6% to $20.3 million at June 30, 2009 compared to $30.5 million at June 30, 2008, primarily due to the sale of a number of lease schedules in the prior fiscal year and a reduction in the origination of operating leases.

Professional and other fees. During the three months ended June 30, 2009, professional and other fees decreased 28.6% to $1.8 million, compared to $2.5 million during the three months June 30, 2008. This decrease is primarily due to lower auditing, legal and outside consulting fees during the three months ended June 30, 2009.

Salaries and benefits. During the three months ended June 30, 2009, salaries and benefits expense decreased 7.9% to $17.9 million, compared to $19.5 million during the three months ended June 30, 2008.  The decrease in salaries and benefits expense corresponds to a reduction in employees as we employed 657 people at June 30, 2009 as compared to 687 people at June 30, 2008.  Where business needs were justified, we made a gradual and non-disruptive reduction in employees.  In addition, commission expenses were reduced due to lower sales during the three months ended June 30, 2009.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period. For the three months ended June 30, 2009 and 2008, our expenses for the plan were approximately $100 thousand and $114 thousand, respectively.

General and administrative expenses. During the three months ended June 30, 2009, general and administrative expenses decreased 7.4% to $3.5 million, as compared to $3.8 million in the three months ended June 30, 2008. This decrease is due to emphasis on eliminating unnecessary spending, such as travel and entertainment, efforts to enhance productivity and a reduction in depreciation.

Interest and financing costs. Interest and financing costs decreased 12.1% to $1.3 million during three months ended June 30, 2009, as compared to $1.5 million during the three months ended June 30, 2008. This decrease is primarily driven by lower interest costs and related expenses as a result of lower non-recourse note balances. Non-recourse notes payable decreased 11.7% to $75.1 million at June 30, 2009 as compared to $95.5 million at June 30, 2008.

Income taxes.  Our provision for income taxes decreased $1.1 million to $1.4 million for the three months ended June 30, 2009 as compared to $2.6 million for the three months June 30, 2008. This decrease is due to lower earnings as compared to the prior period. Our effective income tax rates for the three months ended June 30, 2009 and 2008 were 43.1% and 41.1%, respectively.

Net Earnings. The foregoing resulted in net earnings of $1.9 million for the three months ended June 30, 2009, a decrease of 48.5% as compared to $3.7 million during the three months ended June 30, 2008.

Basic and fully diluted earnings per common share were both $0.23 for the three months ended June 30, 2009 as compared to $0.45 and $0.43 for both basic and fully diluted earnings per common share, respectively during the three months ended June 30, 2008.

Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2009 were 8,147,685 and 8,415,531 respectively.  For the three months ended June 30, 2008 the basic and diluted weighted average common shares outstanding were 8,253,552 and 8,580,659, respectively.

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

Most customer payments in our technology sales business segment are received by our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred from our banks to GECDF as payments on the accounts receivable facility at GECDF on a daily basis. To the extent the monies from the lockboxes are insufficient to cover the amount due under the accounts receivable facility, we make a cash payment to GECDF for the deficit. To the extent the monies received from the lockbox accounts exceed the amounts due under the accounts receivable facility, GECDF wires the excess funds to us. These payments from the accounts receivable component to the floor plan component and repayments from our lockboxes and repayments from our cash are reflected as “net (borrowings) repayments on recourse lines of credit” in the cash flows from the financing activities section of our Unaudited Condensed Consolidated Statements of Cash Flows. We engage in this payment structure in order to minimize our interest expense in connection with financing the operations of our technology sales business segment.

We believe that cash on hand, and funds generated from operations, together with available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next twelve calendar months.

Our ability to continue to fund our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time, we do not anticipate the need for any additional sources of financing to fund operations, if demand for IT products further declines, our cash flows from operations may be substantially affected. Given the current environment within the global financial markets, management has maintained higher cash reserves to ensure adequate cash is available to fund our working capital requirements should the availability to the debt and equity markets be limited.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three months ended June 30,
	2009	2008
Net cash used in operating activities	$(18,326)	$(11,731)
Net cash used in investing activities	(124)	(1,226)
Net cash provided by financing activities	14,168	16,371
Effect of exchange rate changes on cash	(183)	11
Net (decrease)increase in cash and cash equivalents	$(4,465)	$3,425

Cash Flows from Operating Activities.  Cash used in operating activities totaled $18.3 million during the three months ended June 30, 2009, compared to cash used in operations of $11.7 million during the three months ended June 30, 2008. Cash flows used in operations for the three months ended June 30, 2009 resulted primarily from $15.5 million in cash used by investment in direct financing and sales type leases—net. Our investment in direct financing and sales-type leases—net increased $6.3 million on our Unaudited Condensed Consolidated Balance Sheets (see Note 2, “Investment in Leases and Leased Equipment—net,”) during the three months ended June 30, 2009.  The repayment of $11.3 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse debt had the effect of decreasing our cash flows from operating activities.  Furthermore, there were increases in accounts receivable and inventory balances during the three months ended June 30, 2009.  The increase in inventory is primarily attributable to several large projects that required us to stock inventory which will ship over future quarters.  This inventory has been committed to by our customers.  The increase in accounts receivable is consistent with the increase in sales of product and services over the previous quarter.  These changes are partially offset by favorable changes in balances of accounts payable – equipment, accounts payable – trade and depreciation and amortization expenses.

Compared to the three months ended June 30, 2008, net cash used in operating activities increased $6.6 million, mostly due to a decrease in earnings, and increase in cash used in investment in direct financing and sales-type leases—net and inventory.

Cash Flows from Investing Activities. Cash used in investing activities is $0.1 million for the three months ended June 30, 2009.  The proceeds from sale or disposal of operating lease equipment are offset by cash used in purchases of operating lease equipment and purchases of property and equipment.  Compared to the three months June 30, 2008, cash used in investing activities decreased $1.1 million. This decrease was primarily due to a $0.9 million decrease in purchases of operating lease equipment and no cash used for an acquisition as compared to the three months June 30, 2008.

Cash Flows from Financing Activities. Cash provided by financing activities is $14.2 million, mostly driven by our borrowings on our floor plan facility.  In addition, we generated $0.7 million from proceeds from the issuance of capital stock as a result of stock option exercises.  These changes are partially offset by our repayments of non-recourse debt of $1.2 million.  In addition, the repayment of $11.3 million in principal payments by our lessees directly to our lenders had the effect of decreasing our repayments of non-recourse debt, and is not reported in our cash flows from financing activities; however is reported on our schedule of non-cash investing and financing activities.

Compared to the three months June 30, 2008, cash provided by financing activities decreased $2.2 million primarily as a result of a decrease of $3.2 million from borrowings of non-recourse debt and floor plan facility.

Liquidity and Capital Resources

Debt financing activities provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers. Any balance of the purchase price (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse borrowings. Given the current market, we have been monitoring our exposure closely and conserving our capital. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources, however pricing has increased and has become more volatile. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At June 30, 2009, our lease-related non-recourse debt portfolio decreased 11.7% to $75.1 million, as compared to $85.0 million at March 31, 2009.

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

Accrued expenses and other liabilities includes deferred expenses, deferred revenue and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $24.9 million and $29.0 million of accrued expenses and other liabilities as of June 30, 2009 and March 31, 2009, respectively, a decrease of 14.5%. The decrease is primarily driven by decreases in deferred revenue and the accrual of other liabilities.

Credit Facility — Technology Business

Our subsidiary ePlus Technology, inc. has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of June 30, 2009, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2009. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations.  Either party may terminate with 90 days' advance notice.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2009 as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process. In light of the credit market condition, we have had discussions with GECDF recently to inquire about the strategic focus of their distribution finance unit. Pursuant to these discussions, we believe that we can continue to rely on the availability of this credit facility. Should the GECDF credit facility no longer be available, we believe we can increase our lines of credit with our vendors and utilize our cash for working capital.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products is in part financed through a floor plan component in which interest expense for the first forty to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our Unaudited Condensed Consolidated Balance Sheets, as they are normally repaid within the forty- to forty-five-day time frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the forty- to forty-five-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2009	Balance as of June 30, 2009	Maximum Credit Limit at March 31, 2009	Balance as of March 31, 2009
$125,000	$57,182	$125,000	$45,127

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our customers into a lockbox and our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Unaudited Condensed Consolidated Balance Sheets. There was no outstanding balance at June 30, 2009 or March 31, 2009.

The respective accounts receivable component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2009	Balance as of June 30, 2009	Maximum Credit Limit at March 31, 2009	Balance as of March 31, 2009
$30,000	$—	$30,000	$—

Credit Facility — Leasing Business

The National City $35 million credit facility expired on July 10, 2009.  We allowed the expiration of this credit facility pursuant to its terms.   Management believes that the expiration of this facility will not have a material impact on our leasing business or liquidity. We may, in the future, explore opportunities, if any, to supplement our liquidity with an additional credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of June 30, 2009, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party.  Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2009 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of June 30, 2009, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, we began transacting business in Canada. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars. To date, Canadian operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act (“Exchange Act”) Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Matters

On July 31, 2009, the United States District Court for the District of Columbia dismissed the shareholder derivative action which had been filed on January 18, 2007. The action, which related to stock option practices, named ePlus inc. as nominal defendant and personally named eight individual defendants who are directors and/or executive officers of ePlus inc. The action alleged violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and sought monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees.

In August 2006, the Audit Committee voluntarily contacted and advised the staff of the SEC that it had commenced an investigation of our stock option grants since our initial public offering in 1996 and that a restatement would be required.  This restatement was included in our Form 10-K for the fiscal year ended March 31, 2006, and was filed with the SEC on August 16, 2007.  The SEC opened an informal inquiry, and subsequently notified us by letter dated June 17, 2009 that its informal inquiry has been completed and that the Staff does not intend to recommend any enforcement action against us.

We may become party to various legal proceedings arising in the ordinary course of business including preference payment claims asserted in client bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

Item 1A. Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2009.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2009 through April 30, 2009	937	$11.00	937	461,228	(2)

(1)	All shares acquired were in open-market purchases.
(2)
The share purchase authorization in place for  the month ended April 30, 2009 had purchase limitations on the  number of shares (500,000).  As of April 30, 2009, the remaining authorized shares to be purchased is 461,228.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 9, “Share Repurchase” to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

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

ePlus inc.

Date: August 10, 2009	/s/PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	/s/ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)