Form 10-Q
period 2009-09-30
EPLUS INC
filed 2009-11-05
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock outstanding as of October 30, 2009 was 8,412,456.

ePlus inc. AND SUBSIDIARIES

Cautionary Language About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,” “expect,” “anticipate,” “project,” “forecast,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
we offer a comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software — and we may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
•	a decrease in the capital spending budgets of, or delay of technology purchases by, our customers or potential customers;
•	our ability to protect our intellectual property;
•	the creditworthiness of our customers;
•	reduction of vendor incentive programs;
•	our ability to raise capital, maintain or increase as needed our lines of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
•	our ability to realize our investment in leased equipment;
•	our ability to hire and retain sufficient qualified personnel;
•	our ability to reserve adequately for credit losses;
•	the continuation of incentives, rebates, and promotional programs by our major vendors and distributors; and
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	September 30, 2009	March 31, 2009
ASSETS	(in thousands)

Cash and cash equivalents	$88,343	$107,788
Accounts receivable—net	93,317	82,734
Notes receivable	2,128	2,632
Inventories—net	11,745	9,739
Investment in leases and leased equipment—net	124,219	119,256
Property and equipment—net	2,714	3,313
Other assets	20,393	16,809
Goodwill	21,601	21,601
TOTAL ASSETS	$364,460	$363,872

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$8,161	$2,904
Accounts payable—trade	13,670	18,833
Accounts payable—floor plan	50,711	45,127
Accrued expenses and other liabilities	36,850	33,588
Income taxes payable	3,338	912
Recourse notes payable	102	102
Non-recourse notes payable	64,571	84,977
Deferred tax liability	2,957	2,957
Total Liabilities	180,360	189,400

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 11,854,479 issued and 8,423,030 outstanding at September 30, 2009 and 11,504,167 issued and 8,088,513 outstanding at March 31, 2009	118	115
Additional paid-in capital	82,774	80,055
Treasury stock, at cost, 3,431,449 and 3,415,654 shares, respectively	(37,468)	(37,229)
Retained earnings	138,351	131,452
Accumulated other comprehensive income—foreign currency translation adjustment	325	79
Total Stockholders' Equity	184,100	174,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$364,460	$363,872

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(amounts in thousands, except per share data)

Sales of product and services	$157,271	$179,491	$297,721	$345,250
Sales of leased equipment	788	2,182	2,276	3,447
	158,059	181,673	299,997	348,697

Lease revenues	8,884	12,211	16,959	23,836
Fee and other income	2,372	2,974	4,779	6,611
Patent license and settlement income	3,400	-	3,400	-
	14,656	15,185	25,138	30,447

TOTAL REVENUES	172,715	196,858	325,135	379,144

COSTS AND EXPENSES

Cost of sales, product and services	134,360	154,414	254,931	298,131
Cost of leased equipment	779	2,034	2,189	3,260
	135,139	156,448	257,120	301,391

Direct lease costs	3,142	3,833	5,690	7,627
Professional and other fees	2,657	1,808	4,474	4,353
Salaries and benefits	18,256	18,672	36,181	38,136
General and administrative expenses	3,624	3,801	7,130	7,589
Interest and financing costs	1,098	1,467	2,403	2,952
	28,777	29,581	55,878	60,657
TOTAL COSTS AND EXPENSES (1)(2)	163,916	186,029	312,998	362,048

EARNINGS BEFORE PROVISION FOR INCOME TAXES	8,799	10,829	12,137	17,096

PROVISION FOR INCOME TAXES	3,801	4,409	5,238	6,983

NET EARNINGS	$4,998	$6,420	$6,899	$10,113

NET EARNINGS PER COMMON SHARE—BASIC	$0.61	$0.77	$0.84	$1.22
NET EARNINGS PER COMMON SHARE—DILUTED	$0.58	$0.74	$0.81	$1.18

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,331,302	8,299,496	8,239,995	8,276,650
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,547,616	8,622,562	8,480,516	8,597,896

(1)	Includes amounts to related parties of $278 thousand and $278 thousand for the three months ended September 30, 2009 and September 30, 2008, respectively.
(2)	Includes amounts to related parties of $561 thousand and $556 thousand for the six months ended September 30, 2009 and September 30, 2008, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$6,899	$10,113

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,982	8,091
Reserves for credit losses and sales returns	482	650
Provision for inventory allowances and inventory returns	512	559
Share-based compensation expense	61	61
Excess tax benefit from exercise of stock options	(187)	(107)
Tax benefit of stock options exercised	414	140
Payments from lessees directly to lenders—operating leases	(3,737)	(4,861)
Loss on disposal of property and equipment	11	16
Loss (gain) on sale or disposal of operating lease equipment	23	(953)
Increase in cash value of officers' life insurance	(43)	(66)
Changes in:
Accounts receivable—net	(10,930)	(4,336)
Notes receivable	504	(1,526)
Inventories—net	(2,515)	(965)
Investment in direct financing and sale-type leases—net	(24,422)	(11,541)
Other assets	(3,198)	(4,675)
Accounts payable—equipment	5,228	2,302
Accounts payable—trade	(5,199)	(311)
Salaries and commissions payable, accrued expenses and other liabilities	5,686	960
Net cash used in operating activities	(24,429)	(6,449)

Cash Flows From Investing Activities:
Proceeds from sale or disposal of operating lease equipment	2,308	2,192
Purchases of operating lease equipment	(943)	(2,287)
Purchases of property and equipment	(368)	(388)
Premiums paid on officers' life insurance	(128)	(157)
Cash used in acquisition, net of cash acquired	-	(364)
Net cash provided by (used in) investing activities	869	(1,004)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Six Months Ended September 30,
	2009	2008
Cash Flows From Financing Activities:	(in thousands)

Borrowings:
Non-recourse	3,501	22,747
Repayments:
Non-recourse	(7,003)	(3,474)
Repurchase of common stock	(239)	-
Proceeds from issuance of capital stock through option exercise	2,247	969
Excess tax benefit from exercise of stock options	187	107
Net borrowings on floor plan facility	5,584	3,951
Net cash provided by financing activities	4,277	24,300

Effect of Exchange Rate Changes on Cash	(162)	(94)

Net (Decrease) Increase in Cash and Cash Equivalents	(19,445)	16,753

Cash and Cash Equivalents, Beginning of Period	107,788	58,423

Cash and Cash Equivalents, End of Period	$88,343	$75,176

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$118	$267
Cash paid for income taxes	$2,968	$5,857

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$116	$52
Purchase of operating lease equipment included in accounts payable	$27	$21
Principal payments from lessees directly to lenders	$16,957	$26,410

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

These interim financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended March 31, 2009, which was filed on June 16, 2009.  Operating results for the interim periods are not necessarily indicative of results for an entire year.  A detailed description of our significant accounting policies can be found in the audited consolidated financial statements, included in the Form 10-K.  There have been no other significant changes to the accounting policies that were included in the Form 10-K.

PRINCIPLES OF CONSOLIDATION — The Unaudited Condensed Consolidated Financial Statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

SUBSEQUENT EVENTS – Management has evaluated subsequent events after the balance sheet date through November 6, 2009, which is the date our financial statements were issued.

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the six months ended September 30, 2009, other comprehensive income was $246 thousand, and net income was $6.9 million. This resulted in total comprehensive income of $7.1 million for the six months ended September 30, 2009.  For the six months ended September 30, 2008, other comprehensive loss was $94 thousand, and net income was $10.1 million, resulting in total comprehensive income of $10.0 million.

ACCOUNTING STANDARDS UPDATES — In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) established the Codification as the source of authoritative U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. The FASB will no longer issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide bases for conclusions on the change(s) in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. We have updated our disclosures and condensed consolidated financial statements to reflect the new Codification. In the description of the Codification and Accounting Standards Updates throughout the report, references in italics relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In August 2009, the FASB issued an update which amends Fair Value Measurement and Disclosure in the Codification. This update clarifies that when a quoted price in an active market for the identical liability is not available, a reporting entity should measure fair value using a valuation technique that uses the quoted price of the identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of Fair Value Measurement and Disclosure such as an income approach (such as a present value technique), or a market approach (such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability). This update is effective for the first reporting period, including interim periods beginning after issuance on August 26, 2009, which for us, is the quarter ended September 30, 2009. The adoption of this update did not have a material impact on our financial statements.

RECENT ACCOUNTING STANDARDS UPDATES NOT YET EFFECTIVE —In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification.  This update removes the concept of a qualifying special-purpose entity and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update will be effective for interim and annual reporting periods beginning after November 15, 2009. We are currently evaluating the future impact this update will have on our consolidated results of operations and financial condition.

In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria that we use to determine whether a multiple deliverable arrangement involves more than one unit of accounting. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our consolidated results of operations and financial condition.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following:

	As of
	September 30, 2009	March 31, 2009
	(in thousands)
Investment in direct financing and sales-type leases—net	$107,586	$96,741
Investment in operating lease equipment—net	16,633	22,515
	$124,219	$119,256

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	September 30, 2009	March 31, 2009
	(in thousands)
Minimum lease payments	$107,270	$93,840
Estimated unguaranteed residual value (1)	12,129	13,001
Initial direct costs, net of amortization (2)	729	859
Less: Unearned lease income	(10,572)	(9,360)
Reserve for credit losses	(1,970)	(1,599)
Investment in direct financing and sales-type leases—net	$107,586	$96,741

(1)
Includes estimated unguaranteed residual values of $2,313 thousand and $1,790 thousand as of September 30, 2009 and March 31, 2009, respectively, for direct-financing leases accounted for as sales under Transfers and Servicing of the Codification.

(2)	Initial direct costs are shown net of amortization of $828 thousand and $940 thousand as of September 30, 2009 and March 31, 2009, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows:

	As of
	September 30, 2009	March 31, 2009
	(in thousands)
Cost of equipment under operating leases	$44,068	$53,227
Less: Accumulated depreciation and amortization	(27,435)	(30,712)
Investment in operating lease equipment—net (1)	$16,633	$22,515

(1)	Includes estimated unguaranteed residual values of $9,060 thousand and $14,178 thousand as of September 30, 2009 and March 31, 2009, respectively.

During the six months ended September 30, 2009 and 2008, we sold portions of our lease portfolio. The sales were reflected on our Unaudited Condensed Consolidated Financial Statements as sales of leased equipment totaling approximately $2.3 million and $3.4 million, and cost of leased equipment of $2.2 million and $3.3 million for the six months ended September 30, 2009 and 2008, respectively. There was a corresponding reduction of investment in leases and lease equipment—net of $2.2 million and $3.3 million at September 30, 2009 and 2008, respectively.

3. GOODWILL

Our annual impairment test for goodwill is performed during the third quarter of our fiscal year, or when events or circumstances indicate there might be impairment, and follow the two-step process prescribed in Intangibles- Goodwill and Other.  As of September 30, 2009, no indicators of impairment have been identified. We will continue to monitor the market, our operational performance and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting units and recognize a future corresponding impairment of our goodwill.  At September 30, 2009, our goodwill balance was $21.6 million.

4. RESERVES FOR CREDIT LOSSES

As of March 31, 2009 and September 30, 2009, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance March 31, 2009	$1,493	$1,599	$3,092

Provision for Bad Debts	55	337	392
Recoveries	53	35	88
Write-offs and other	(148)	(1)	(149)
Balance September 30, 2009	$1,453	$1,970	$3,423

Included in our Unaudited Condensed Consolidated Statement of Operations is an increase in bad debt expense of $392 thousand and $131 thousand, for the six months ended September 30, 2009 and 2008, respectively.

5. RECOURSE AND NON-RECOURSE NOTES PAYABLE

As of September 30, 2009 and March 31, 2009, recourse and non-recourse obligations consisted of the following:

	As of
	September 30, 2009	March 31, 2009
	(in thousands)

First Bank of Highland Park recourse note payable at 5.5% expires on April 1, 2011 or when the early termination option of a lease is enacted.	$102	$102

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 5.32% to 9.00% for the six months ended September 30, 2009 and 4.34% to 8.76% for the year ended March 31, 2009	$64,571	$84,977

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

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $50.7 million and $45.1 million as of September 30, 2009 and March 31, 2009, respectively. Under the accounts receivable component, we had no outstanding balances as of September 30, 2009 and March 31, 2009. As of September 30, 2009, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of our subsidiary, ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2009. Either party may terminate with 90 days’ advance notice.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2009, as required. The loss of the GECDF credit facility could have a material adverse effect on our liquidity and future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

National City Bank (a wholly-owned subsidiary of PNC Financial Services Group, Inc.) provided a credit facility which could have been used for all ePlus inc.’s subsidiaries. This credit facility expired July 10, 2009. Borrowings under our $35 million line of credit from National City Bank were subject to certain covenants. We had no balance on this facility as of the expiration date.

6. RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2009, we leased approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC for a monthly payment of approximately $89 thousand which includes rent and operating expenses.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC.  On June 18, 2009, we entered into Amendment No. 2 to the office lease agreement with Norton Building 1, LLC pursuant to which we will continue to lease 55,880 square feet for use as our principal headquarters.  The term of the amended lease will begin January 1, 2010, and will continue for five years from such date.  In addition, we have the right to terminate the lease on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice, with no penalty fee.  The annual base rent, which includes an expenses factor, is $21.50 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter.  The amended lease was approved by the Nominating and Corporate Governance Committee in accordance with our Related Person Transactions Policy, and was subsequently approved by our Board of Directors, with Mr. Norton abstaining.  During the three months ended September 30, 2009 and 2008, we paid rent, which includes operating expenses, in the amount of $278 thousand for each period. During the six months ended September 30, 2009 and 2008, we paid rent, which includes operating expenses, in the amount of $561 thousand and $556 thousand, respectively.

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

On July 31, 2009, the United States District Court for the District of Columbia dismissed the shareholder derivative action which had been filed on January 18, 2007.  On August 31, 2009, the plaintiff filed a Notice that he is appealing to the United States Court of Appeals for the District of Columbia Circuit. The action, which related to stock option practices, named ePlus inc. as nominal defendant and personally named eight individual defendants who are directors and/or executive officers of ePlus inc. The action alleged violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and sought monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees. We are vigorously defending this suit. As we do not believe a loss is probable or the amount is reasonably estimable, we have not accrued for this matter.

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents.  During July and August 2009, we entered into settlement and license agreements with three of the defendants. Pursuant to the settlement agreements, we received payments in the aggregate amount of $3.4 million, the complaint was dismissed with prejudice with regard to two defendants, and is expected to be dismissed against the third in January 2010.  The settlement agreements also grant each of those defendants a license in specified ePlus patents.  With regard to the remaining defendant, we are seeking injunctive relief and an unspecified amount of monetary damages.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management does not believe that the ultimate resolution will have a material effect on our financial condition, results of operations, or cash flows.

8. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income by the basic weighted average number of shares of common stock outstanding plus incremental shares issuable upon the assumed exercise of “in-the-money” stock options and other common stock equivalents during each period.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2009 and 2008 (in thousands, except per share data).

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Net income available to common shareholders	$4,998	$6,420	$6,899	$10,113

Weighted average shares outstanding — basic	8,331	8,299	8,240	8,277
Effect of dilutive shares	217	324	241	321
Weighted average shares outstanding — diluted	$8,548	$8,623	$8,481	$8,598

Net income per common share:
Basic	$0.61	$0.77	$0.84	$1.22
Diluted	$0.58	$0.74	$0.81	$1.18

Unexercised employee stock options for 154,000 and 194,000 shares of our common stock were not included in the computations of diluted EPS for the three and six months ended September 30, 2009, respectively. Unexercised employee stock options for 287,000 shares of our common stock were not included in the computations of diluted EPS for both the three and six months ended September 30, 2008. These options were excluded because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

9. SHARE REPURCHASE

On August 11, 2009, our Board authorized a share repurchase plan commencing on September 16, 2009.  The share repurchase plan is for a 12-month period ending September 15, 2010 for up to 500,000 shares of ePlus’ outstanding common stock.  The previous stock repurchase program commenced on July 31, 2008 and expired on September 15, 2009. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended September 30, 2009, we repurchased 14,858 shares of our outstanding common stock at an average cost of $15.37 per share for a total purchase price of $228 thousand. During the six months ended September 30, 2009, we repurchased 15,795 shares of our outstanding common stock at an average cost of $15.11 per share for a total purchase price of $239 thousand. Since the inception of our initial repurchase program on September 20, 2001, as of September 30, 2009, we have repurchased 3,431,449 shares of our outstanding common stock at an average cost of $10.92 per share for a total purchase price of $37.5 million.

10. SHARE-BASED COMPENSATION

Share-Based Plans

We have issued share-based awards under the following plans: (1) the 1998 Long-Term Incentive Plan (the “1998 LTIP”), (2) Amendment and Restatement of the 1998 Stock Incentive Plan (2001) (the “Amended LTIP (2001)”), (3) Amendment and Restatement of the 1998 Stock Incentive Plan (2003) (the “Amended LTIP (2003)”), (4) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”) and (5) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”). However, we no longer issue awards under the 1998 LTIP, the Amended LTIP (2001), or the Amended LTIP (2003). Currently, awards are only being made under the 2008 Director LTIP and the 2008 Employee LTIP. Sections of these plans are summarized below. All the share-based plans require the use of the previous trading day’s closing price when the grant date falls on a date the stock was not traded.

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

Under the 1998 LTIP, options were to be automatically awarded to non-employee directors the day after the annual shareholders meeting to all non-employee directors in service as of that day. The automatic annual grant awards under the LTIP could no longer be awarded after September 1, 2006. The LTIP also permits for discretionary option awards to directors.

Amended and Restated 1998 Long-Term Incentive Plan

Minor amendments were made to the 1998 LTIP on April 1, April 17 and April 30, 2001. The amendments changed the name of the plan from the 1998 Long-Term Incentive Plan to the Amended and Restated 1998 Long-Term Incentive Plan. In addition, provisions were added “to allow the Compensation Committee to delegate to a single board member the authority to make awards to non-Section 16 insiders, as a matter of convenience,” and to provide that “no option granted under the Plan may be exercisable for more than ten years from the date of its grant.”

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

2008 Employee Long-Term Incentive Plan

Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purposes of the 2008 Employee LTIP are to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2008 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2008 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2008 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. As of September 30, 2009, we have not granted any awards under the 2008 Employee LTIP. Under the 2008 Employee LTIP, the Compensation Committee will determine the time and method of exercise of the awards.

Stock Option Activity

During the three and six months ended September 30, 2009 and 2008, there were no stock options granted to employees.

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2009	908,290	$6.23 - $17.38	$10.29		$2,403,133
Options granted	-	-	-		-
Options exercised (1)	(331,040)	$6.86 - $13.00	$7.87		$2,466,842
Options forfeited	(2,200)	$9.00 - $17.38	$16.61		-
Outstanding, September 30, 2009	575,050	$6.86 - $17.38	$11.66	2.6	$2,515,967
Vested or expected to vest at September 30, 2009	575,050		$11.66	2.6	$2,515,967
Exercisable at September 30, 2009	575,050		$11.66	2.6	$2,515,967

(1) The total intrinsic value of stock options exercised during the six months ended September 30, 2009 was $2.5 million.

Additional information regarding stock options outstanding as of September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining	Options Exercisable	Weighted Average Exercise Price per Share

$6.23 - $9.00	247,050	$7.35	2.0	247,050	$7.35
$9.01 - $13.50	134,000	$11.99	5.1	134,000	$11.99
$13.51 - $17.38	194,000	$16.93	1.6	194,000	$16.93

$6.23 - $17.38	575,050	$11.66	2.6	575,050	$11.66

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At September 30, 2009, all of our options are vested.

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

A summary of restricted stock activity during the six months ended September 30, 2009 is as follows:
	Number of Shares	Weighted Average Grant-date Fair Value

Outstanding, March 31, 2009	38,532	$10.90

Shares granted (1)(2)	17,619	$14.89
Shares forfeited	-
Outstanding, September 30, 2009	56,151	$12.15

(1)
Three of our non-employee directors received restricted shares in lieu of their quarterly cash compensation. Therefore, during the three months ended June 30, 2009 and September 30, 2009, the directors were issued 748 shares each with a grant-date fair value of $11.69 per share, and 587 shares each with a grant-date value of $14.91 per share, respectively.

(2)	Includes an annual grant of restricted shares to all six of our non-employee directors of 2,269 shares each with a grant-date value of $15.42 per share.

A Summary of the non-vested restricted shares activity is presented as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested March 31, 2009	38,532	$10.90
Granted	17,619	$14.89
Vested	(19,272)	$10.90
Forefeited	-
Nonvested September 30, 2009	36,879	$12.81

Share-based Compensation Expense

Share-based compensation expense for options is calculated by valuing all options at their grant-date fair value using the Black-Scholes option-pricing model. The Black-Scholes model uses various assumptions to estimate the fair value of these options, including: historical volatility of our stock, risk-free interest rate, and estimated forfeitures rates. The estimated fair value of these options are then amortized using the straight-line method as compensation cost over the requisite service period. Share-based compensation expense for restricted shares is calculated by multiplying the shares granted by the closing price of the shares on the date of the awards.

During the three and six months ended September 30, 2009, we recognized $61 thousand and $117 thousand of total share-based compensation expense, respectively, all of which was related to restricted stock.  This amount was recorded as salaries and benefits in our Unaudited Condensed Consolidated Statements of Operations.

During the three and six months ended September 30, 2008, we recognized $31 thousand and $62 thousand of total share-based compensation expense, respectively. Shared-based compensation recognized for the restricted stock was approximately $4 thousand for the three and six months ended September 30, 2008. Shared-based compensation expense recognized for stock options was $27 thousand and $58 thousand for the three and six months ended September 30, 2008, respectively. This amount was recorded as salaries and benefits in our Unaudited Condensed Consolidated Statements of Operations.

At September 30, 2009, there was no unrecognized compensation expense related to nonvested options because all outstanding options were vested as of such date. Unrecognized compensation expense related to the restricted stock was $457 thousand which will be fully recognized over the next 24 months.

11. INCOME TAXES

We recognize interest and penalties for uncertain tax positions.  As of September 30, 2009, our gross tax liability related to uncertain tax positions was $525 thousand. We expect that the gross unrecognized tax benefit will decrease by approximately $67 thousand in the next 12 months.

We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our Unaudited Condensed Consolidated Statement of Operations for the six months ended September 30, 2009 includes interest of $18 thousand.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

— These estimates exclude lease contracts and various significant assets and liabilities that are not considered to be financial instruments.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	As of September 30, 2009		As of March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$88,343	$88,343	$107,788	$107,788
Accounts receivable	93,317	93,317	82,734	82,734
Notes receivable	2,128	2,128	2,632	2,632

Liabilities:
Accounts payable	72,542	72,542	66,864	66,864
Accrued expenses and other liabilities	36,850	36,850	33,588	33,588
Non-recourse notes payable	64,571	64,285	84,977	84,551
Recourse notes payable	102	102	102	102

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

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$157,010	$261	$157,271	$178,725	$766	$179,491
Sales of leased equipment	-	788	788	-	2,182	2,182
Lease revenues	-	8,884	8,884	-	12,211	12,211
Fee and other income	2,221	151	2,372	2,788	186	2,974
Patent and license settlement income	3,400	-	3,400	-	-	-
Total revenues	162,631	10,084	172,715	181,513	15,345	196,858
Cost of sales	134,010	1,129	135,139	153,978	2,470	156,448
Direct lease costs	-	3,142	3,142	-	3,833	3,833
Selling, general and administrative expenses	21,327	3,210	24,537	20,308	3,973	24,281
Segment earnings	7,294	2,603	9,897	7,227	5,069	12,296
Interest and financing costs	19	1,079	1,098	$25	1,442	1,467
Earnings before income taxes	$7,275	$1,524	$8,799	$7,202	$3,627	$10,829
Assets	$175,846	$188,614	$364,460	$158,548	$231,841	$390,389

	Six months ended September 30, 2009			Six months ended September 30, 2008
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$297,002	$719	$297,721	$342,753	$2,497	$345,250
Sales of leased equipment	-	2,276	2,276	-	3,447	3,447
Lease revenues	-	16,959	16,959	-	23,836	23,836
Fee and other income	4,478	301	4,779	6,318	293	6,611
Patent and license settlement income	3,400	-	3,400	-	-	-
Total revenues	304,880	20,255	325,135	349,071	30,073	379,144
Cost of sales	254,073	3,047	257,120	296,607	4,784	301,391
Direct lease costs	-	5,690	5,690	-	7,627	7,627
Selling, general and administrative expenses	41,268	6,517	47,785	41,920	8,158	50,078
Segment earnings	9,539	5,001	14,540	10,544	9,504	20,048
Interest and financing costs	36	2,367	2,403	44	2,908	2,952
Earnings before income taxes	$9,503	$2,634	$12,137	$10,500	$6,596	$17,096
Assets	$175,846	$188,614	$364,460	$158,548	$231,841	$390,389

Included in the financing business segment above are inter-segment accounts receivable of $39.8 million and $52.9 million at September 30, 2009 and 2008, respectively. Included in the technology sales business segment above are inter-segment accounts payable of $39.8 million and $52.9 million at September 30, 2009 and 2008, respectively.

For the three and six months ended September 30, 2009, our technology sales business segment sold products to our financing business segment of $0.5 million and $0.8 million, respectively.  For the three and six months ended September 30, 2008, our technology sales business unit sold products to our financing business unit of $0.6 million and $1.0 million, respectively. These revenues were eliminated in our technology sales business unit for the same periods.

14.  LEGAL SETTLEMENT

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents.  During July and August 2009, we entered into settlement and license agreements with three of the defendants which granted each of those defendants a license in specified ePlus patents. Pursuant to the settlement agreements, we received payments in the aggregate amount of $3.4 million, and the complaint was dismissed with prejudice with regard to two defendants.  The complaint against the third defendant is expected to be dismissed in January 2010. We do not anticipate incurring any additional costs arising as a result of these settlement agreements and there are no further actions to be taken by us.  We recorded the settlement agreements in the quarter ended September 30, 2009 in patent license and settlement income in the accompanying Unaudited Condensed Consolidated Statements of Operations. We recognize the related legal fees and expenses as they incur in the accompanying Unaudited Condensed Consolidated Statements of Operations.

In addition, one of the above-referenced settlement agreements included additional payments totaling $250 thousand due on or before October 20, 2010. These payments have not been recognized in our Unaudited Condensed Consolidated Statements of Operations because collectability is not reasonably assured.  If these additional payments are not received in accordance with the terms of the settlement agreement, the patent license automatically terminates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2009 (the “2009 Annual Report”).  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2009 Annual Report.

EXECUTIVE OVERVIEW

Business Description

ePlus and its consolidated subsidiaries provide leading IT products and services, flexible leasing solutions, and enterprise supply management to enable our customers to optimize their IT infrastructure and supply chain processes. Our revenues are composed of sales of product and services, sales of leased equipment, lease revenues, fee and other income. Our operations are conducted through two business segments: our technology sales business unit and our financing business unit.

Financial Summary

During the three months ended September 30, 2009, total revenue decreased 12.3% to $172.7 million compared to the same period in 2008, as a result of an overall softening in the economy, which delayed our customers’ investment in capital equipment. Total revenue included patent and license settlement income of $3.4 million for a patent infringement lawsuit that we filed against several parties. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. During the three months ended September 30, 2009, total costs and expenses decreased 11.9% to $163.9 million while net earnings decreased 22.1% to $5.0 million as compared to the same period in 2008.  During the six months ended September 30, 2009, total revenue decreased 14.2% to $325.1 million, total costs and expenses decreased 13.5% to $313.0 million while net earnings decreased 31.8% to $6.9 million as compared to the same period in 2008.

Gross margin for product and services was 14.6% during the three months ended September 30, 2009 as compared to 14.0% during the three months ended September 30, 2008. Gross margin for product and services was 14.4% during the six months ended September 30, 2009 as compared to 13.6% during the six months ended September 30, 2008. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers. Cash decreased $19.4 million or 18.0% to $88.3 million at September 30, 2009 compared to March 31, 2009. The decrease in cash was due, in part, to a gradual increase in sales during the current fiscal year, which increased accounts receivable and inventory;  the deferment of non-recourse financing associated with certain lease investments to increase interest earnings and a corresponding growth in lease investments; and our share repurchase program.

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

Business Unit Overview

Technology Sales Business Unit

The technology sales business unit sells information technology equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology sales business unit also provides Internet-based business-to-business supply chain management solutions for information technology products.

Our technology sales business unit derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our Unaudited Condensed Consolidated Statements of Operations under sales of product and services and fee and other income. Customers who purchase information technology equipment from us may have Master Purchase Agreements (“MPAs”) with us which stipulate the terms and conditions of our relationship. Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day termination for convenience clauses. Our other customers place orders using purchase orders without an MPA in place or with other documentation customary for the business. Our services engagements are often governed by Master Services Agreements (“MSAs”) which may contain specific Statements of Work (“SOWs”) and other terms and conditions customary in the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of CISCO, Hewlett Packard and Sun Microsystem products, which represented approximately 40%, 18% and 5% of sales of products and services, respectively, for the three months ended September 30, 2009, as compared to 42%, 19% and 4% of sales of products and services, respectively, for the three months ended September 30, 2008.

Included in the sales of product and services in our technology sales business unit are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. Our service engagements are generally governed by SOWs and MSAs, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

We endeavor to minimize the cost of sales in our technology sales business unit through vendor consideration programs provided by manufacturers and other incentives provided by our distributors. The programs are generally governed by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorizations are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our major manufacturers:

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
Master Managed Services Partner
Microsoft	Microsoft Gold (National)
Sun Microsystems	Sun SPA Executive Partner (National)
Sun National Strategic Data Center Authorized
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
NetApp	NetApp STAR Partner
Citrix Systems, Inc.	Citrix Gold (National)

We also generate revenue in our technology sales business unit through hosting arrangements and sales of our software. These revenues are reflected on our Unaudited Condensed Consolidated Statements of Operations under fee and other income. In addition, fee and other income may result from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income.

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

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases and sales of leased assets to lessees. The types of revenue and costs recognized by us are determined by each lease contract’s individual classification. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.

•
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

•	For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue.

In some direct financing lease transactions, where the non-recourse debt associated with the lease may be assigned to a lender, and the transfer of financial assets in these transactions meet the criteria for surrender of control, the lease and non-recourse debt, if any, is accounted for as a sale for financial reporting purposes.

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

Fluctuations in Revenues

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, interest rate fluctuations, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of the sale of equipment in our lease portfolio prior to the expiration of the lease term to the lessee or to a third party and changes in incentive programs provided by manufacturers.

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

ACCOUNTING STANDARDS UPDATES — In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) established the Codification as the source of authoritative U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. The FASB will no longer issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide bases for conclusions on the change(s) in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. We have updated our disclosures and condensed consolidated financial statements to reflect the new Codification. In the description of the Codification and Accounting Standards Updates throughout the report, references in italics relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In August 2009, the FASB issued an update which amends Fair Value Measurement and Disclosure in the Codification. This update clarifies that when a quoted price in an active market for the identical liability is not available, a reporting entity should measure fair value using a valuation technique that uses the quoted price of the identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of Fair Value Measurement and Disclosure such as an income approach (such as a present value technique), or a market approach (such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability). This update is effective for the first reporting period, including interim periods beginning after issuance on August 26, 2009, which for us, is the quarter ended September 30, 2009. The adoption of this update did not have a material impact on our financial statements.

RECENT ACCOUNTING STANDARDS UPDATES NOT YET EFFECTIVE —In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification.  This update removes the concept of a qualifying special-purpose entity and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update will be effective for interim and annual reporting periods beginning after November 15, 2009. We are currently evaluating the future impact this update will have on our consolidated results of operations and financial condition.

In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria that we use to determine whether a multiple deliverable arrangement involves more than one unit of accounting. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have on our consolidated results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that alternative accounting policies would have been applied, resulting in a change in financial results. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, residuals, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to uncertain tax positions. Estimates in the assumptions used in the valuation of our share-based compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of equity based compensation. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates routinely require adjustment.

We consider the following accounting policies important in understanding the potential impact of our judgments and estimates on our operating results and financial condition. Our significant accounting policies, including the critical policies and practices listed below, are more fully described and discussed in the notes to consolidated financial statements for the fiscal year 2009 included in the 2009 Annual Report.

REVENUE RECOGNITION. The majority of our revenues are derived from three sources: sales of products and services, lease revenues and sales of our software. Our revenue recognition policies vary based upon these revenue sources. Generally, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery due to our sales terms with our customers and with our vendors. For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon historical delivery dates.

We also sell services that are performed in conjunction with product sales, and recognize revenue from delivered items only when the delivered item(s) has value to the client on stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s), and delivery of the undelivered item(s) is probable and substantially under our control. For most of the arrangements with multiple deliverables (hardware and services), we generally cannot establish reliable evidence of the fair value of the undelivered items. Therefore, the majority of revenue from these services and hardware sold in conjunction with the services is recognized when the service is complete and we have received an acceptance certificate. However, in some cases, we do not receive an acceptance certificate and we estimate the completion date based upon our records.

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

We evaluate residual values on a quarterly basis and record any required changes in which impairments of residual value, other than temporary, are recorded in the period in which the impairment is determined. Residual values are affected by equipment supply and demand and by new product announcements by manufacturers.

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

ASSUMPTIONS RELATED TO GOODWILL. We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired including udgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third-party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations are based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.

We review our goodwill for impairment annually, or more frequently, if indicators of impairment exist. Goodwill has been assigned to four reporting units for purposes of impairment testing. We believe that for the purpose of testing for impairment, we have four distinct reporting units: leasing, technology, software procurement and software document management.  In determining reporting units, we consider factors such as nature of products, nature of production, type of customer, management and the availability of separate and distinct financial statements for each entity.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, including market information. We employ the discounted cash flow method and the guideline company method, and compute a weighted average to determine the fair value of each reporting unit. The discounted cash flow method uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted- average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the discounted cash flow method by comparing the values to fair value estimates using the guideline company method. The guideline company method estimates fair value by applying earnings multiples to the reporting unit’s operating performance. The multiples are derived from publicly traded companies with similar operating and investment characteristics as our reporting units.

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

SALES RETURNS ALLOWANCE. The allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services.  Management’s determination of the adequacy of the reserve is based on an evaluation of historical sales returns and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

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

Share-based compensation expense is calculated by valuing all options at their grant-date fair value using the Black-Scholes option-pricing model. These options are then amortized using the straight-line method as compensation cost over the requisite service period.

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

Results of Operations — Three and six months ended September 30, 2009 compared to three and six months ended September 30, 2008

REVENUES

Total Revenues. We generated total revenues during the three months ended September 30, 2009 of $172.7 million compared to total revenues of $196.9 million during the three months September 30, 2008, a decrease of 12.3%. During the six months ended September 30, 2009, revenues decreased 14.2% to $325.1 million, as compared to $379.1 million during the same period ended September 30, 2008. Total revenues for the three and six months ended September 30, 2009 included $3.4 million of patent license and settlement income for a patent infringement lawsuit that we filed against various parties.

Sales of product and services.  Sales of product and services decreased 12.4% to $157.3 million during the three months ended September 30, 2009 as compared to $179.5 million during the three months ended September 30, 2008. Sales of product and services decreased 13.8% to $297.7 million during the six months ended September 30, 2009 as compared to $345.3 million during the six months ended September 30, 2008.

The decrease in sales is primarily attributable to the economic downturn, which generally resulted in our customers’ tendency to postpone or cancel technology equipment investments, particularly in the beginning of the current fiscal year.  Sales of product and services represented 91.1% and 91.2% of total revenue during the three months ended September 30, 2009 and 2008, respectively, and 91.6% and 91.1% of total revenue during the six months ended September 30, 2009 and 2008, respectively.

Gross margin.  We realized a gross margin on sales of product and services of 14.6% and 14.0% during the three months ended September 30, 2009 and 2008, respectively, and 14.4% and 13.6% during the six months ended September 30, 2009 and 2008, respectively. Our gross margin on sales of product and services was affected by an increase in incentives provided to us by our vendors. In addition, our gross margin was also affected by our customers’ investment in technology equipment and the mix and volume of products and services sold. There are ongoing changes to the programs offered to us by our vendors which may be affected by the current economic conditions and thus, we may not be able to maintain the level of manufacturer incentives we currently are receiving.

Lease revenues.  Lease revenues decreased 27.2% to $8.9 million during the three months ended September 30, 2009 as compared to $12.2 million during the same period last year. Lease revenues decreased 28.9% to $17.0 million during the six months ended September 30, 2009 as compared to $23.8 million during the same period last year.  Lease revenues includes income from direct-financing leases, rent from operating leases, sales of leased assets to lessees and other lease-related income. Earnings generated from direct financing and operating leases both decreased due to fewer number of leases in our portfolio as compared to same period last year. Included in lease revenues are intermittent sales of leased assets to our lessees before and at the end of the lease term. These purchases by lessees fluctuate primarily based upon portfolio maturity dates and amounts. During the three months ended September 30, 2009, sales of leased assets to lessees decreased 7.8% to $2.8 million compared to the same period last year. During the six months ended September 30, 2009, sales of leased assets to lessees decreased 30.9% to $3.7 million, compared to the same period ended September 30, 2008.

Sales of leased equipment. We also recognize revenue from the sale of leased equipment to non-lessee third parties. Sales of leased equipment fluctuate from quarter to quarter, because management determines the timing of such sales as a component of our risk-mitigation process, which we conduct to diversify our portfolio by customer, equipment type, and residual value investments. During the three and six months ended September 30, 2009, sales of leased equipment decreased 63.9% to $0.8 million, and decreased 34.0% to $2.3 million, respectively. Gross margin on the sales of leased equipment was 1.1% and 3.8%, for the three and six months ended September 30, 2009, respectively, compared to 6.8% and 5.4% during the same periods last year.  The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale.

Fee and other income. During the three and six months ended September 30, 2009, fee and other income decreased 20.2% to $2.4 million, and 27.7% to $4.8 million, respectively. These decreases were primarily driven by decreases in software and related consulting revenue, agent fees from manufacturers and short-term investment income for the three and six months ended September 30, 2009. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contain earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Patent license and settlement income. During the three and six months ended September 30, 2009, we entered into settlement and license agreements with three defendants wherein the complaint was or is expected to be dismissed with prejudice and each defendant was granted a license in specified ePlus patents, which resulted in payments totaling $3.4 million.

These settlement agreements were as a result of a lawsuit filed against four defendants alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. One such agreement includes additional payments totaling $250 thousand due on or before October 20, 2010. These payments have not been recognized in our Unaudited Condensed Consolidated Statement of Operations because collectability is not reasonably assured. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

COSTS AND EXPENSES

Cost of sales, product and services. During the three months ended September 30, 2009, cost of sales, product and services decreased 13.0% to $134.4 million, compared to $154.4 million during the same period last year. During the six months ended September 30, 2009, cost of sales, product and services decreased 14.5% to $254.9 million compared to $298.1 million compared to the same period last year. These decreases corresponded to the decreases in sales of product and services in our technology sales business unit. Cost of sales, products and services is also affected by incentives from vendors, product mix and volume. Cost of leased equipment decreased 61.7% to $0.8 million, and decreased 32.9% to $2.2 million during the three and six months ended September 30, 2009, respectively.  These decreases corresponded to the decreases in sales of leased equipment to non-lessee third parties in our financing business segment.

Direct lease costs. During the three and six months ended September 30, 2009, direct lease costs decreased 18.0% to $3.1 million, and 25.4% to $5.7 million, respectively. The largest component of direct lease costs is depreciation expense for operating lease equipment. Our investment in operating leases decreased 39.7% to $16.6 million at September 30, 2009 compared to $27.6 million at September 30, 2008, primarily due to the sale of a number of lease schedules in the prior fiscal year and a reduction in the origination of operating leases.

Professional and other fees. During the three and six months ended September 30, 2009, professional and other fees increased 47.0% to $2.7 million, and 2.8% to $4.5 million, compared to the same periods last year. These increases are primarily due to increased legal expense related to the patent infringement litigation, partially offset by lower fees pertaining to our financial statement audit during the three and six months ended September 30, 2009.

Salaries and benefits. During the three and six months ended September 30, 2009, salaries and benefits expense decreased 2.2% to $18.3 million, and 5.1% to $36.2 million, respectively. The decreases in salaries and benefits expense corresponded to a reduction in employees as we employed 657 people at September 30, 2009 as compared to 674 people at September 30, 2008.  Where business needs were justified, we made a gradual and non-disruptive reduction in employees. In addition, commission expenses were reduced due to lower sales during the three and six months ended September 30, 2009, as compared to the same periods last year.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period. For the three and six months ended September 30, 2009, our expenses for the plan were approximately $92 thousand and $193 thousand, respectively, compared to $93 thousand and $207 thousand, for the three and six months ended September 30, 2008, respectively.

General and administrative expenses. During the three and six months ended September 30, 2009, general and administrative expenses decreased 4.7% to $3.6 million, and 6.0 % to $7.1 million, as compared to the same periods last year. These decreases are due to emphasis on eliminating unnecessary spending, such as travel and entertainment, certain recruiting and outside services fees, efforts to enhance productivity and a reduction in depreciation.

Interest and financing costs. During the three and six months ended September 30, 2009, interest and financing costs decreased 25.2% to $1.1 million, and 18.6% to $2.4 million, respectively. These decreases are primarily driven by lower interest costs and related expenses as a result of lower non-recourse note balances. Non-recourse notes payable decreased 25.5% to $64.6 million at September 30, 2009 as compared to $86.7 million at September 30, 2008.

Income taxes. Our provision for income taxes decreased $0.6 million to $3.8 million for the three months ended September 30, 2009, and $1.7 million to $5.2 million for the six months ended September 30, 2009. Our effective income tax rates for the three and six months ended September 30, 2009 were both 43.2%, as compared to 40.7% and 40.8%, respectively, during the same periods last year. The increases in our effective tax rate are due to the non-deductible compensation expense of $0.8 million related to the exercise of 175,000 shares during the three month period ended September 30, 2009.

Net Earnings. The foregoing resulted in net earnings of $5.0 million for the three months ended September 30, 2009, a decrease of 22.1%, as compared to $6.4 million during the three months ended September 30, 2008.  Net earnings was $6.9 million for the six months ended September 30, 2009, a decrease of 31.8%, as compared to $10.1 million during the six months ended September 30, 2008.

Basic and diluted earnings per common share were $0.61 and $0.58 for the three months ended September 30, 2009, as compared to $0.77 and $0.74, respectively, for the three months ended September 30, 2008. Basic and diluted earnings per common share were $0.84 and $0.81, respectively, for the six months ended September 30, 2009, as compared to $1.22 and $1.18, respectively, for the six months ended September 30, 2008.

Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2009 were 8,331,302 and 8,547,616, respectively. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2009 were 8,239,995 and 8,480,516, respectively.  Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2008 were 8,299,496 and 8,622,562, respectively. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2008 were 8,276,650 and 8,597,896, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations, and non-recourse borrowings. We have used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of operating lease equipment, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock.

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility with GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit review of the customer, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” on our Unaudited Condensed Consolidated Balance Sheets. Payments on the floor plan component are due on three specified dates each month, generally 40-45 days from the invoice date. At each due date, the payment is made by the accounts receivable component of our facility and reflected as “recourse notes payable” on our Unaudited Condensed Consolidated Balance Sheets. The borrowings and repayments under the floor plan component are reflected as “net borrowings (repayments) on floor plan facility” in the cash flows from financing activities section of our Unaudited Condensed Consolidated Statements of Cash Flows.

Most customer payments in our technology sales business segment are received by our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our operating account on a daily basis. On the due dates of the floor plan component, we make a cash payments to GECDF. These payments from the accounts receivable component to the floor plan component and repayments from our cash are reflected as “net (borrowings) repayments on recourse lines of credit” in the cash flows from the financing activities section of our Unaudited Condensed Consolidated Statements of Cash Flows. We engage in this payment structure in order to minimize our interest expense and bank fees in connection with financing the operations of our technology sales business segment.

We believe that cash on hand, and funds generated from operations, together with available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next twelve calendar months.

Our ability to continue to fund our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate the need for any additional sources of financing to fund operations, if demand for IT products further declines, our cash flows from operations may be substantially affected. Given the current environment within the global financial markets, management has maintained higher cash reserves to ensure adequate cash is available to fund our working capital requirements should the availability to the debt and equity markets be limited.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six months ended September 30
	2009	2008
Net cash used in operating activities	$(24,429)	$(6,449)
Net cash provided by (used in) investing activities	869	(1,004)
Net cash provided by financing activities	4,277	24,300
Effect of exchange rate changes on cash	(162)	(94)
Net (decrease) increase in cash and cash equivalents	$(19,445)	$16,753

Cash Flows from Operating Activities.  Cash used in operating activities totaled $24.4 million during the six months ended September 30, 2009, compared to cash used in operations of $6.5 million during the six months ended September 30, 2008. Cash flows used in operations for the six months ended September 30, 2009 resulted primarily from $24.4 million in cash used by investment in direct financing and sales type leases—net. Our investment in direct financing and sales-type leases—net increased $10.8 million on our Unaudited Condensed Consolidated Balance Sheets (see Note 2, “Investment in Leases and Leased Equipment—net,”) during the six months ended September 30, 2009.  The repayment of $17.0 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse debt had the effect of increasing our cash used in operating activities. Furthermore, there were increases in cash used for accounts receivable and inventory during the six months ended September 30, 2009.  The increase in inventory is primarily attributable to several large projects that required us to stock inventory which will ship over future quarters.  This inventory has been committed to by our customers.  The increase in accounts receivable is consistent with the increase in sales of product and services over the previous quarter.  These changes are partially offset by favorable changes in balances of accounts payable – trade and depreciation and amortization expenses.

Compared to the six months ended September 30, 2008, net cash used in operating activities increased $17.9 million, mostly due to a decrease in earnings, and increase in cash used in investment in direct financing and sales-type leases—net, accounts receivable and inventory.

Cash Flows from Investing Activities. Cash provided by investing activities was $0.9 million for the six months ended September 30, 2009.  The proceeds from sale or disposal of operating lease equipment were offset by cash used in purchases of operating lease equipment and purchases of property and equipment.  Compared to the same period last year, during the six months ended September 30, 2009, cash provided by investing activities increased primarily due to an increase in proceeds from the sale or disposal of operating lease equipment, a $1.3 million decrease in purchases of operating lease equipment and no cash was used for an acquisition this year.

Cash Flows from Financing Activities. Cash provided by financing activities was $4.3 million for the six months ended September 30, 2009, mostly driven by our borrowings on our non-recourse and floor plan facility.  In addition, we generated $2.2 million from proceeds from the issuance of capital stock as a result of stock option exercises.  These changes are partially offset by our repayments of non-recourse debt of $7.0 million. In addition, the repayment of $17.0 million in principal payments by our lessees directly to our lenders had the effect of decreasing our repayments of non-recourse debt, and is not reported in our cash flows from financing activities; however is reported on our schedule of non-cash investing and financing activities.

Compared to the six months ended September 30, 2008, cash provided by financing activities decreased $20.0 million primarily as a result of a decrease of $22.8 million from borrowings of non-recourse debt.

Liquidity and Capital Resources

Non-recourse debt financing activities may provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers. Any balance of the purchase price remaining after non-recourse funding and any upfront payments received from the lessee (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, no assurances can be given that such financing will be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse borrowings. Given the current market, we have been monitoring our exposure closely and conserving our capital. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources, however, pricing has increased and has become more volatile. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and its only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At September 30, 2009, our lease-related non-recourse debt portfolio decreased 24.0% to $64.6 million, as compared to $85.0 million at March 31, 2009.

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

Accrued expenses and other liabilities includes deferred expenses, deferred revenue and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $36.9 million and $33.6 million of accrued expenses and other liabilities as of September 30, 2009 and March 31, 2009, respectively, an increase of 9.7%. The increase is primarily driven by increases in deferred revenue and the accrual of other liabilities.

Credit Facility — Technology Business

Our subsidiary ePlus Technology, inc. has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of September 30, 2009, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2009. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations.  Either party may terminate with 90 days' advance notice.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2009 as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process. In light of the credit market condition, we continue to have discussions with GECDF to inquire about the strategic focus of their distribution finance unit. Pursuant to these ongoing discussions, we believe that we can continue to rely on the availability of this credit facility. Should the GECDF credit facility no longer be available, we believe we can increase our lines of credit with our vendors and utilize our cash for working capital.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products is in part financed through a floor plan component in which interest expense for the first forty to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our Unaudited Condensed Consolidated Balance Sheets, as they are normally repaid within the forty-to forty-five-day time frame and represent an assigned accounts payable originally generated with the manufacturer /distributor. If the forty- to forty-five-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2009	Balance as of September 30, 2009	Maximum Credit Limit at March 31, 2009	Balance as of March 31, 2009
$125,000	$50,711	$125,000	$45,127

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is paid by using our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Unaudited Condensed Consolidated Balance Sheets. There was no outstanding balance at September 30, 2009 or March 31, 2009, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of September 30, 2009, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and engineering forces. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. As a result, we may require additional financing to fund our strategy, implementation and potential future acquisitions, which may include additional debt and equity financing.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party.  Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2009 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of September 30, 2009, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, we began transacting business in Canada. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars. To date, Canadian operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We filed suit against one of our lenders, Banc of America Leasing and Capital, LLC (“BoA") in the Superior Court in the State of California, County of San Diego (“Superior Court”) seeking to recover losses relating to the Cyberco transaction. The Superior Court granted BoA’s motion to dismiss the case. However, we filed an appeal, and in September 2009 the California Court of Appeal reversed the dismissal, and remanded the case back to the Superior Court for further proceedings. On or about October 29, 2009, BoA filed a Petition for Review in the Supreme Court of the State of California.  We are also the defendant in one Cyberco-related case, in which BoA filed a lawsuit against ePlus in the Circuit Court for Fairfax County, Virginia, on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco matter. ePlus Group has already paid to BoA $4.3 million, which was awarded to BoA in a prior lawsuit regarding the Cyberco matter. The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group, expenses BoA incurred in Cyberco’s bankruptcy proceedings, attorneys’ fees incurred by BoA in defending the above-referenced case in the Superior Court in California, and all attorneys’ fees and costs BoA has incurred arising in any way from the Cyberco matter. The trial in this suit has been stayed pending the outcome of ePlus Group’s suit against BoA in California. We are vigorously defending the suit against us by BoA. We cannot predict the outcome of this suit.

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

Other Matters

On July 31, 2009, the United States District Court for the District of Columbia dismissed the shareholder derivative action which had been filed on January 18, 2007. On August 31, 2009, the plaintiff filed a Notice that he is appealing to the United States Court of Appeals for the District of Columbia Circuit. The action, which related to stock option practices, named ePlus inc. as nominal defendant and personally named eight individual defendants who are directors and/or executive officers of ePlus inc. The action alleged violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and sought monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees. We are vigorously defending the suit. We cannot predict the outcome of the suit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2009.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2009 through April 30, 2009	937	$11.00	937	461,228	(2)
May 1, 2009 through August 31, 2009	-	-	-	461,228	(3)
September 1, 2009 through September 30, 2009	14,858	$15.37	14,858	485,142	(4)(5)

(1)	All shares acquired were in open-market purchases.
(2)
The share purchase authorization in place for  the month ended April 30, 2009 had purchase limitations on the  number of shares (500,000).  As of April 30, 2009, the remaining authorized shares to be purchased was 461,228.

(3)	No shares were purchased from May 1, 2009 through August 31, 2009.
(4)
The share purchase authorization in place for  from September 1, 2009 to September 15, 2009 had purchase limitations on the  number of shares (500,000).  As of September 15, 2009, the remaining authorized shares to be purchased was 461,228, this share purchase authorization expired September 15, 2009.

(5)
The share purchase authorization in place for  from September 16, 2009 to September 30, 2009 had purchase limitations on the  number of shares (500,000).  As of September 30, 2009, the remaining authorized shares to be purchased was 485,142.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 9, “Share Repurchase” to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at our annual meeting of stockholders held on September 14, 2009:

1.	The election of eight directors of the Company to serve until the Company’s 2010 annual meeting of stockholders.

Name	For	Withheld	Broker Non-Vote

Phillip G. Norton	7,227,492	107,288	0
Bruce M. Bowen	7,227,492	107,288
Terrence O’ Donnell	6,644,259	690,521
Milton E. Cooper, Jr.	7,234,156	100,624
C. Thomas Faulders, III	7,227,492	107,288
Lawrence S. Herman	7,241,284	93,496
Eric D. Hovde	7,282,017	52,763
Irving R. Beimler	7,276,565	58,215

2.	The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending March 31, 2010.

For	Against	Abstain	Broker Non-Vote

7,266,923	67,213	643	0

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.0	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 5, 2009	/s/PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2009	/s/ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)