Form 10-Q
period 2009-12-31
EPLUS INC
filed 2010-02-05
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of common stock outstanding as of January 29, 2009 was 8,248,405.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	December 31, 2009	March 31, 2009
ASSETS	(in thousands)

Cash and cash equivalents	$82,081	$107,788
Accounts receivable—net	108,332	82,734
Notes receivable	2,977	2,632
Inventories—net	11,606	9,739
Investment in leases and leased equipment—net	124,691	119,256
Property and equipment—net	2,317	3,313
Other assets	27,415	16,809
Goodwill	17,572	21,601
TOTAL ASSETS	$376,991	$363,872

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$5,842	$2,904
Accounts payable—trade	14,515	18,833
Accounts payable—floor plan	62,312	45,127
Accrued expenses and other liabilities	46,339	33,588
Income taxes payable	1,964	912
Recourse notes payable	102	102
Non-recourse notes payable	58,454	84,977
Deferred tax liability	2,957	2,957
Total Liabilities	192,485	189,400

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;11,879,879 issued and 8,303,164 outstanding at December 31, 2009and 11,504,167 issued and 8,088,513 outstanding at March 31, 2009	119	115
Additional paid-in capital	83,157	80,055
Treasury stock, at cost, 3,576,715 and 3,415,654 shares, respectively	(39,792)	(37,229)
Retained earnings	140,667	131,452
Accumulated other comprehensive income—foreign currency translation adjustment	355	79
Total Stockholders' Equity	184,506	174,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$376,991	$363,872

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

	(amounts in thousands, except per share data)

Sales of product and services	$163,178	$171,557	$460,899	$516,807
Sales of leased equipment	-	-	2,276	3,447
	163,178	171,557	463,175	520,254

Lease revenues	12,957	10,361	29,916	34,197
Fee and other income	2,576	2,806	7,355	9,417
Patent license and settlement income	-	-	3,400	-
	15,533	13,167	40,671	43,614

TOTAL REVENUES	178,711	184,724	503,846	563,868

COSTS AND EXPENSES

Cost of sales, product and services	141,234	146,224	396,165	444,355
Cost of leased equipment	-	-	2,189	3,260
	141,234	146,224	398,354	447,615

Direct lease costs	2,581	3,636	8,271	11,263
Professional and other fees	3,313	1,577	7,787	5,930
Salaries and benefits	18,837	19,573	55,018	57,709
General and administrative expenses	3,797	4,307	10,927	11,896
Impairment of goodwill	4,029	4,644	4,029	4,644
Interest and financing costs	896	1,355	3,299	4,307
	33,453	35,092	89,331	95,749
TOTAL COSTS AND EXPENSES (1)(2)	174,687	181,316	487,685	543,364

EARNINGS BEFORE PROVISION FOR INCOME TAXES	4,024	3,408	16,161	20,504

PROVISION FOR INCOME TAXES	1,708	1,446	6,946	8,429

NET EARNINGS	$2,316	$1,962	$9,215	$12,075

NET EARNINGS PER COMMON SHARE—BASIC	$0.27	$0.24	$1.11	$1.46
NET EARNINGS PER COMMON SHARE—DILUTED	$0.27	$0.24	$1.08	$1.42

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,388,795	8,264,115	8,289,776	8,271,616
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,554,247	8,404,352	8,504,966	8,518,419

(1)	Includes amounts to related parties of $359 thousand and $277 thousand for the three months ended December 31, 2009 and December 31, 2008, respectively.
(2)	Includes amounts to related parties of $920 thousand and $833 thousand for the nine months ended December 31, 2009 and December 31, 2008, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$9,215	$12,075

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8,783	11,847
Impairment of goodwill	4,029	4,644
Reserves for credit losses and sales returns	1,204	560
Provision for inventory allowances and inventory returns	591	341
Share-based compensation expense	270	114
Excess tax benefit from exercise of stock options	(188)	(28)
Tax benefit of stock options exercised	406	164
Deferred taxes	-	62
Payments from lessees directly to lenders—operating leases	(5,486)	(7,022)
Loss on disposal of property and equipment	11	16
Loss (gain) on sale or disposal of operating lease equipment	(897)	(1,035)
Increase in cash value of officers' life insurance	(44)	(52)
Changes in:
Accounts receivable—net	(26,522)	9,636
Notes receivable	(344)	(2,280)
Inventories—net	(2,458)	2,134
Investment in direct financing and sale-type leases—net	(34,697)	(18,053)
Other assets	(10,337)	(3,784)
Accounts payable—equipment	1,669	(1,973)
Accounts payable—trade	(4,281)	(8,463)
Salaries and commissions payable, accrued expenses and other liabilities	13,782	(584)
Net cash used in operating activities	(45,294)	(1,681)

Cash Flows From Investing Activities:
Proceeds from sale or disposal of operating lease equipment	3,673	2,907
Purchases of operating lease equipment	(6,976)	(2,675)
Purchases of property and equipment	(502)	(622)
Premiums paid on officers' life insurance	(163)	(236)
Cash used in acquisition, net of cash acquired	-	(364)
Net cash used in investing activities	(3,968)	(990)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Nine Months Ended December 31,
	2009	2008
Cash Flows From Financing Activities:	(in thousands)

Borrowings:
Non-recourse	10,770	34,896
Repayments:
Non-recourse	(4,431)	(4,801)
Repurchase of common stock	(2,563)	(2,922)
Proceeds from issuance of capital stock through option exercise	2,429	1,374
Excess tax benefit from exercise of stock options	188	28
Net borrowings on floor plan facility	17,185	2,517
Net proceeds on recourse lines of credit	-	102
Net cash provided by financing activities	23,578	31,194

Effect of Exchange Rate Changes on Cash	(23)	(395)

Net (Decrease) Increase in Cash and Cash Equivalents	(25,707)	28,128

Cash and Cash Equivalents, Beginning of Period	107,788	58,423

Cash and Cash Equivalents, End of Period	$82,081	$86,551

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$255	$322
Cash paid for income taxes	$5,758	$7,846

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$43	$38
Purchase of operating lease equipment included in accounts payable	$1,215	$32
Principal payments from lessees directly to lenders	$32,913	$38,838

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

As previously disclosed, we updated our disclosures and condensed consolidated financial statements to reflect the FASB Accounting Standards Codification (“Codification”). In the description of the Codification and Accounting Standards Updates throughout the report, references in italics relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

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

SUBSEQUENT EVENTS – Management has evaluated subsequent events after the balance sheet date through February 4, 2010, which is the date our financial statements were issued.

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the nine months ended December 31, 2009, other comprehensive income was $276 thousand, and net income was $9.2 million. This resulted in total comprehensive income of $9.5 million for the nine months ended December 31, 2009.  For the nine months ended December 31, 2008, other comprehensive loss was $395 thousand, and net income was $12.1 million, resulting in total comprehensive income of $11.7 million.

RECENT ACCOUNTING STANDARDS UPDATES NOT YET EFFECTIVE —In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification.  This update removes the concept of a qualifying special-purpose entity and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update will be effective for us beginning April 1, 2010. We are currently evaluating the future impact this update will have on our consolidated results of operations and financial condition.

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

Concurrently to issuing the above update, the FASB also issued another update to the Codification that excludes certain software from the scope of software revenue recognition guidance. If software is contained in a tangible product and is essential to the tangible product's functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our consolidated results of operations and financial condition.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following:

	As of
	December 31, 2009	March 31, 2009
	(in thousands)
Investment in direct financing and sales-type leases—net	$103,457	$96,741
Investment in operating lease equipment—net	21,234	22,515
	$124,691	$119,256

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	December 31, 2009	March 31, 2009
	(in thousands)
Minimum lease payments	$103,175	$93,840
Estimated unguaranteed residual value (1)	11,827	13,001
Initial direct costs, net of amortization (2)	706	859
Less: Unearned lease income	(10,161)	(9,360)
Reserve for credit losses	(2,090)	(1,599)
Investment in direct financing and sales-type leases—net	$103,457	$96,741

(1)
Includes estimated unguaranteed residual values of $2,443 thousand and $1,790 thousand as of December 31, 2009 and March 31, 2009, respectively, for direct-financing leases accounted for as sales under Transfers and Servicing of the Codification.

(2)	Initial direct costs are shown net of amortization of $798 thousand and $940 thousand as of December 31, 2009 and March 31, 2009, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows:

	As of
	December 31, 2009	March 31, 2009
	(in thousands)
Cost of equipment under operating leases	$47,507	$53,227
Less: Accumulated depreciation and amortization	(26,273)	(30,712)
Investment in operating lease equipment—net (1)	$21,234	$22,515

(1)           Includes estimated unguaranteed residual values of $10,203 thousand and $14,178 thousand as of December 31, 2009 and March 31, 2009, respectively.

During the nine months ended December 31, 2009 and 2008, we sold portions of our lease portfolio. The sales were reflected in our Unaudited Condensed Consolidated Financial Statements as sales of leased equipment totaling approximately $2.3 million and $3.4 million, and cost of leased equipment of $2.2 million and $3.3 million for the nine months ended December 31, 2009 and 2008, respectively. There was a corresponding reduction of investment in leases and lease equipment—net of $ $2.2 million and $3.3 million at December 31, 2009 and 2008, respectively.

3. GOODWILL

Goodwill is recorded in excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. Our annual impairment test for goodwill is performed during the third quarter of our fiscal year, or when events or circumstances indicate there might be impairment, and follows the two-step process prescribed in Intangibles- Goodwill and Other.  We have two reportable segments based on the product and services offered – the  financing business segment and the technology sales business segment. Below business segments are reporting units. Based on the nature of products, the nature of production, the type of customers and management, we believe we have four reporting units. Our reporting units are Leasing, Technology, Software Procurement and Software Document Management, three of which contained goodwill as of October 1, 2009.  During the three months ended December 31, 2009, we recognized a goodwill impairment charge in the amount of $4.0 million for our Leasing reporting unit, leaving no goodwill remaining in the Leasing reporting unit.  The following table summarizes the amount of goodwill allocated to our reporting units:

	Financing Business Segment	Technology Sales Business Segment
	Leasing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2009
Goodwill	$4,029	$16,483	$4,644	$1,089	$26,245
Accumulated impairment losses	-	-	(4,644)	-	(4,644)
	4,029	16,483	-	1,089	21,601

Impairment of goodwill	(4,029)	-	-	-	(4,029)

Balance December 31, 2009
Goodwill	$4,029	$16,483	$4,644	$1,089	$26,245
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
	-	16,483	-	1,089	17,572

During the third quarter of our fiscal year, we perform our annual goodwill impairment test. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, including prices for similar assets and liabilities and other valuation techniques.  We employed both the market approach and the income approach to determine fair value.  The market approach measures the value of an entity through an analysis of recent sales or by comparison to comparable companies. The income approach measures the value of reporting units by discounting expected future cash flows.

Consideration was given to applying the transaction method which examines sales of stock of private or public companies, which are in the same industry or similar lines of business and are of comparable size and capital structure.  However, we concluded that there were insufficient transactions of similar firms with available current financial information to make a valid comparison.

Under the market approach, we used the guideline public company method whereby valuation multiples of guideline companies were applied to the historical financial data of our reporting units. We analyzed companies that were in the same  industry, performed the same or similar services, had similar operations, and are considered competitors.  In addition, the majority of the companies selected were also used in the impairment test performed last year.

Multiples that related to some level of earnings or cash flow were most appropriate for the industry in which we operate.  The multiples selected were based on our analysis of the guideline companies’ profitability ratios and return to investors.  We compared the reporting units’ size and ranking against the guidelines, taking into consideration risk, profitability and growth along with guideline medians and averages.  We then selected pricing multiples, adjusted appropriately for size and risk, to apply to the reporting unit's trailing twelve month financial data.

Multiples were weighted based on the consistency and comparability of the guideline companies along with the respective reporting units, including margins, profitability and leverage.  For each of the reporting units, we used the following multiples: the price to earnings before tax (“EBT”), price to net income (“NI”), market value of invested capital (“MVIC”) to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and MVIC to earnings before interest and taxes (“EBIT”).
Under the income approach, we used the discounted future cash flow method to estimate the fair value of each of the reporting units by discounting the expected future cash flows of reporting units. We used the weighted average cost of capital to discount the expected future cash flows for the reporting unit to its present value. The weighted average cost of capital is the estimated rate of return on alternative investments with comparable risks.  The weighted average cost of capital involves estimating the cost of debt and the cost of equity.  In addition, we also considered factors such as risk-free rate of return, market equity risk premium, beta coefficient and firm specific risk.  We estimated our weighted average cost of capital at 8.3%, 12.9% and 13.6% for the Leasing, Technology and Software document management reporting units, respectively.  In addition, we estimated the average annual compound cash flow growth rate for a five-year period of (3.3%), 11.7% and 21%, for the Leasing, Technology, and Software document management reporting units.  Also, we estimated a long term growth rate for the Leasing reporting unit of 2.0%, and a long term growth rate 3.5% for both the Technology and Software document management reporting units.

The estimated fair value of our reporting units is dependent on several significant assumptions involving our forecasted cash flows and weighted average cost of capital. The forecasted cash flows are based on management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.  Any adverse change including a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; or slower growth rates may impact our ability to meet our forecasted cash flow estimates.

We averaged the results of the income and market methods and compared the estimated fair value to our market capitalization which was computed by multiplying our closing stock price to the shares outstanding on October 1, 2009.  Comparison of the average fair values of the reporting units to the overall market value of our equity indicated an implied control premium of 33.5%. This percentage falls within the range of currently observable market data.

The weakening U.S. economy and the global credit crisis have weakened the demand for leasing. As a result of this reduced demand and a reduction in our overall portfolio from prior sales of tranches of leases in our portfolio, we projected a temporary decline in revenue in our Leasing reporting unit, which lowered the fair value estimates of the reporting unit. The result of averaging the estimated fair value computed using the guideline public company and the discounted cash flow methods, the fair value of the Leasing reporting was below its carrying value.

The Technology and Software document management reporting units' fair values exceeded their carrying values.  Had the fair value been 10% lower than calculated on each of the three reporting units, the results would not have changed for any of the reporting units. The fair value of the Technology reporting unit was 12.2% higher than the carrying value and the fair value of the Software document management reporting unit was 245.8% higher than the carrying value.

We have not yet completed Step 2 of the goodwill impairment test for the Leasing reporting unit, which will require us to allocate the fair value of the reporting unit derived in the first step to the reporting unit’s net assets.  However, we estimate the total amount of recorded goodwill for the Leasing reporting unit will be impaired and, therefore, for the three months ended December 31, 2009, we recorded an estimated impairment charge of $4.0 million in our Leasing reporting unit. This estimate is only preliminary. We are continuing to finalize the evaluation of the impairment of our goodwill, and the amount of the actual impairment charge may vary from this initial estimate. We expect to complete the full evaluation of the impairment analysis during the quarter ending March 31, 2010.

4. RESERVES FOR CREDIT LOSSES

As of March 31, 2009 and December 31, 2009, our activity in our reserves for credit losses is as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance March 31, 2009	$1,493	$1,599	$3,092

Provision for Bad Debts	268	495	763
Recoveries	65	49	114
Write-offs and other	(207)	(53)	(260)
Balance December 31, 2009	$1,619	$2,090	$3,709

Included in our Unaudited Condensed Consolidated Statement of Operations is an increase in bad debt expense of $763 thousand and $618 thousand, for the nine months ended December 31, 2009 and 2008, respectively.

5. RECOURSE AND NON-RECOURSE NOTES PAYABLE

As of December 31, 2009 and March 31, 2009, recourse and non-recourse obligations consisted of the following:

	As of
	December 31, 2009	March 31, 2009
	(in thousands)

First Bank of Highland Park recourse note payable at 5.5% expires on April 1, 2011 or when the early termination option of a lease is enacted.	$102	$102

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 4.00% to 9.00% for the nine months ended December 31, 2009 and 4.34% to 8.76% for the fiscal year ended March 31, 2009.	$58,454	$84,977

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and us. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee and the equipment serving as collateral, but not against us.

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $62.3 million and $45.1 million as of December 31, 2009 and March 31, 2009, respectively. These balances are shown on the Unaudited Condensed Consolidated Balance Sheet as accounts payable – floor plan.  Under the accounts receivable component, we had no outstanding balances as of December 31, 2009 and March 31, 2009. As of December 31, 2009, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at the greater of prime less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of our subsidiary, ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2009. Either party may terminate the credit facility with 90 days’ advance notice.

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

On October 26, 2009, we entered into an agreement with 1st Commonwealth Bank of Virginia to provide us with a $0.5 million credit facility, which will mature on October 26, 2010. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of December 31, 2009, we have no outstanding balance on this credit facility.

National City Bank (a wholly-owned subsidiary of PNC Financial Services Group, Inc.) provided a credit facility which could have been used for all ePlus inc.’s subsidiaries. This credit facility expired July 10, 2009. Borrowings under our $35 million line of credit from National City Bank were subject to certain covenants. We had no balance on this facility as of the expiration date.

6. RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2009, we leased approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC for a monthly payment of approximately $102 thousand which includes rent and operating expenses.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC.  On June 18, 2009, we entered into Amendment No. 2 to the office lease agreement with Norton Building 1, LLC pursuant to which we will continue to lease 55,880 square feet for use as our principal headquarters.  The term of the amended lease began on January 1, 2010, and will continue through December 31, 2015.  In addition, we have the right to terminate the lease on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice, with no penalty fee.  The annual base rent, which includes an expenses factor, is $21.50 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter.  The amended lease was approved by the Nominating and Corporate Governance Committee in accordance with our Related Person Transactions Policy, and was subsequently approved by our Board of Directors, with Mr. Norton abstaining.  We paid rent, which includes operating expenses, in the amount of $359 thousand during the three months ended December 31, 2009 and $277 thousand during the same period in 2008.  We paid rent, which includes operating expenses, in the amount of $920 thousand during the nine months ended December 31, 2009, and $833 thousand during the same period in 2008.

7. COMMITMENTS AND CONTINGENCIES

Litigation

We have been involved in several matters relating to a customer named Cyberco Holdings, Inc. (“Cyberco”). The Cyberco principals were perpetrating a scam, and at least five principals have pled guilty to criminal conspiracy and/or related charges, including bank fraud, mail fraud and money laundering. One lender who financed our transaction with Cyberco, Banc of America Leasing and Capital, LLC (“BoA”), filed a lawsuit against ePlus inc. in the Circuit Court for Fairfax County, Virginia on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco transaction. Although discovery has not begun, we believe the suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group, expenses BoA incurred in Cyberco’s bankruptcy proceedings, and other attorneys’ fees BoA has incurred relating in any way to the Cyberco matter.  ePlus Group has already paid to BoA $4.3 million, which was awarded to BoA in a prior lawsuit regarding the Cyberco matter.  The suit has been stayed pending the resolution of other Cyberco-related matters. We are vigorously defending this suit. As we do not believe a loss is probable or the amount is reasonably estimable, we have not accrued for this matter.

On July 31, 2009, the United States District Court for the District of Columbia dismissed the shareholder derivative action which had been filed on January 18, 2007.  On August 31, 2009, the plaintiff filed a Notice that he is appealing to the United States Court of Appeals for the District of Columbia Circuit. The appeal is pending. The action, which related to stock option practices, named ePlus inc. as nominal defendant and personally named eight individual defendants who are directors and/or executive officers of ePlus inc. The action alleged violations of federal securities law, and various state law claims such as breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and sought monetary damages from the individual defendants and that we take certain corrective actions relating to option grants and corporate governance, and attorneys’ fees. We are vigorously defending this suit. As we do not believe a loss is probable or the amount is reasonably estimable, we have not accrued for this matter.

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents.  During July and August 2009, we entered into settlement and license agreements with three of the defendants. Pursuant to the settlement agreements, we received payments in the aggregate amount of $3.4 million, and the complaint has been dismissed with prejudice with regard to those three defendants.  The settlement agreements also grant each of those defendants a license in specified ePlus patents.  With regard to the remaining defendant, we are seeking injunctive relief and an unspecified amount of monetary damages. While we believe that we have a basis for our claims, these types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2009 and 2008 (in thousands, except per share data).

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Net income available to common shareholders	$2,316	$1,962	$9,215	$12,075

Weighted average shares outstanding — basic	8,389	8,264	8,290	8,272
Effect of dilutive shares	165	140	215	247
Weighted average shares outstanding — diluted	$8,554	$8,404	$8,505	$8,519

Net income per common share:
Basic	$0.27	$0.24	$1.11	$1.46
Diluted	$0.27	$0.24	$1.08	$1.42

Unexercised employee stock options for 154,000 and 194,000 shares of our common stock were not included in the computations of diluted EPS for the three and nine months ended December 31, 2009, respectively. Unexercised employee stock options for 326,500 and 286,500 shares of our common stock were not included in the computations of diluted EPS for the three and nine months ended December 31, 2008, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.  Inclusion of these options in our diluted EPS calculation would have been anti-dilutive.

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

During the three months ended December 31, 2009, we repurchased 145,266 shares of our outstanding common stock at an average cost of $16.00 per share for a total purchase price of $2.3 million. During the nine months ended December 31, 2009, we repurchased 161,061 shares of our outstanding common stock at an average cost of $15.91 per share for a total purchase price of $2.6 million. Since the inception of our initial repurchase program on September 20, 2001, as of December 31, 2009, we have repurchased 3,576,715 shares of our outstanding common stock at an average cost of $11.13 per share for a total purchase price of $39.8 million.

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

Under the 1998 LTIP, options were to be automatically awarded to all non-employee directors in service the day after the annual shareholders meeting. The automatic annual grant awards under the LTIP could no longer be awarded after September 1, 2006. The LTIP also permits for discretionary option awards to directors.

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

Stock Option Activity

During the three and nine months ended December 31, 2009 and 2008, there were no stock options granted to employees.

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2009	908,290	$6.86 - $17.38	$10.29	2.2	$2,403,133
Options granted	-	-	-		-
Options exercised (1)	(356,440)	$6.86 - $13.00	$7.96		$2,632,668
Options forfeited	(3,900)	$9.00 - $17.38	$13.29		-
Outstanding, December 31, 2009	547,950	$6.86 - $17.38	$11.79	2.4	$2,717,249

Vested at December 31, 2009	547,950		$11.79	2.4	$2,717,249
Exercisable at December 31, 2009	547,950		$11.79	2.4	$2,717,249

(1) The total intrinsic value of stock options exercised during the nine months ended December 31, 2009 was $2.6 million.

Additional information regarding stock options outstanding as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining	Options Exercisable	Weighted Average Exercise Price per Share

$6.86 - $9.00	229,950	$7.23	1.9	229,950	$7.23
$9.01 - $13.50	124,000	$12.22	5.2	124,000	$12.22
$13.51 - $17.38	194,000	$16.93	1.3	194,000	$16.93

$6.86 - $17.38	547,950	$11.79	2.4	547,950	$11.79

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At December 31, 2009, all of our options are vested.

Restricted Stock Activity

Under the 2008 Director LTIP, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date.  Directors may elect to receive their cash compensation in restricted stock.  These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of.  These shares will be vested over a two-year period and we will recognize share-based compensation expense over the service period. We estimate the forfeiture rate of the restricted stock to be zero. As of December 31, 2009, we have granted 57,858 shares under the 2008 Director LTIP.

Under the 2008 Employee LTIP, employees may receive grants of restricted stock as determined by the Compensation Committee. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. The vesting schedule of restricted stock will be determined by the Compensation Committee, at its discretion. We estimate the forfeiture rate of the restricted stock to be zero. As of December 31, 2009, we have granted 85,000 restricted shares under the 2008 Employee LTIP.

A summary of restricted stock activity during the nine months ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Outstanding, April 1, 2009	38,532	$10.90

Shares granted (1)(2)(3)	104,326	$15.70
Shares forfeited	-
Outstanding, December 31, 2009	142,858	$14.41

(1)
Three of our non-employee directors received restricted shares in lieu of their quarterly cash compensation. Therefore, during the three months ended June 30, 2009, September 30, 2009 and December 31, 2009, the directors were issued 748 shares each with a grant-date fair value of $11.69 per share, 587 shares each with a grant-date value of $14.91 per share, and 569 shares each with a grant-date value of $15.36 per share, respectively.

(2)	Includes an annual grant of restricted shares to all six of our non-employee directors of 2,269 shares each with a grant-date value of $15.42 per share.
(3)
Includes grants of 85,000 restricted shares to employees with a grant-date value of $15.88 per share. One third of these shares will vest on the one-year, second-year and third-year anniversary from the date of the grant.

A summary of the nonvested restricted shares activity is presented as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2009	38,532	$10.90
Granted	104,326	$15.70
Vested	(19,272)	$10.90
Forefeited	-
Nonvested December 31, 2009	123,586	$14.96

Share-based Compensation Expense

Share-based compensation expense for options is calculated by valuing all options at their grant-date fair value using the Black-Scholes option-pricing model. The Black-Scholes model uses various assumptions to estimate the fair value of these options, including: historical volatility of our stock, risk-free interest rate, and estimated forfeitures rates. The estimated fair values of these options are then amortized using the straight-line method as compensation cost over the requisite service period. Share-based compensation expense for restricted stock is calculated by multiplying the shares granted by the closing price of the shares on the date of the awards and amortizing it over the vesting period.

During the three and nine months ended December 31, 2009, we recognized $153 thousand and $270 thousand of total share-based compensation expense, respectively, all of which was related to restricted stock.  This amount was recorded as salaries and benefits in our Unaudited Condensed Consolidated Statements of Operations.

During the three and nine months ended December 31, 2008, we recognized $52 thousand and $114 thousand of total share-based compensation expense, respectively. Shared-based compensation recognized for the restricted stock was approximately $52 thousand and $56 thousand for the three and nine months ended December 31, 2008, respectively.  There was no shared-based compensation expense recognized for stock options during the three months ended December 31, 2008, and $58 thousand for the nine months ended December 31, 2008. This amount was recorded as salaries and benefits in our Unaudited Condensed Consolidated Statements of Operations.

At December 31, 2009, there was no unrecognized compensation expense related to nonvested options because all outstanding options were vested as of such date. Unrecognized compensation expense related to the restricted stock was $1.3 million which will be fully recognized over the next 36 months.

11. INCOME TAXES

We recognize interest and penalties for uncertain tax positions.  As of December 31, 2009, our gross tax liability related to uncertain tax positions was $525 thousand.  We expect that the gross unrecognized tax benefit will decrease by approximately $67 thousand in the next six months.

We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our Unaudited Condensed Consolidated Statement of Operations Our Unaudited Condensed Consolidated Statement of Operations includes interest of $9 thousand for the three months ended December 31, 2009, and interest of $27 thousand for the nine months ended December 31, 2009.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	As of December 31, 2009		As of March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$82,081	$82,081	$107,788	$107,788
Accounts receivable	108,332	108,332	82,734	82,734
Notes receivable	2,977	2,977	2,632	2,632
Goodwill - Leasing reporting unit	-	-	4,029	4,029

Liabilities:
Accounts payable	82,669	82,669	66,864	66,864
Non-recourse notes payable	58,454	58,206	84,977	84,551
Recourse notes payable	102	102	102	102

The carrying value of $17.6 million for goodwill in our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2009, is net of an impairment charge of $4.0 million related to our Leasing reporting unit. This impairment charge was included in our Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2009. In accordance with the provision of Intangibles – Goodwill and Other, goodwill with a carrying amount of $4.0 million for our Leasing reporting unit was written down to its implied fair value of zero, resulting in an estimated impairment charge of $4.0 million. We expect to complete the second step of our goodwill impairment analysis during the fourth quarter of fiscal year 2010, and further adjustments may result from the completion of our analysis. The weakening U.S. economy and the global credit crisis have weakened the demand for leasing. As a result of this reduced demand and a reduction in our overall portfolio from prior sales of tranches of leases in our portfolio, we projected a temporary decline in revenue in our Leasing reporting unit, which lowered the fair value estimates of the reporting unit. The result of averaging the estimated fair value computed using the guideline public company and discounted cash flow methods, the fair value of the Leasing reporting was below its carrying value. See Note 3, “Goodwill”, for further discussion.

13. SEGMENT REPORTING

We manage our business segments on the basis of the product and services offered. Our reportable segments consist of our technology sales business segment and our financing business segment. The technology sales business segment sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business segment also provides Internet-based business-to-business supply chain management software solutions for information technology and other operating resources. The financing business segment offers lease-financing solutions to corporations and governmental entities nationwide. We evaluate segment performance on the basis of segment revenue and earnings.
Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the technology sales business segment.

	Three months ended December 31, 2009			Three months ended December 31, 2008
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$162,824	$354	$163,178	$170,969	$588	$171,557
Sales of leased equipment	-	-	-	-	-	-
Lease revenues	-	12,957	12,957	-	10,361	10,361
Fee and other income	2,362	214	2,576	2,545	261	2,806
Patent and license settlement income	-	-	-	-	-	-
Total revenues	165,186	13,525	178,711	173,514	11,210	184,724
Cost of sales	140,870	364	141,234	145,655	569	146,224
Direct lease costs	-	2,581	2,581	-	3,636	3,636
Selling, general and administrative expenses	21,935	4,012	25,947	21,562	3,895	25,457
Impairment of goodwill	-	4,029	4,029	4,644	-	4,644
Segment earnings	2,381	2,539	4,920	1,653	3,110	4,763
Interest and financing costs	19	877	896	24	1,331	1,355
Earnings before income taxes	$2,362	$1,662	$4,024	$1,629	$1,779	$3,408
Assets	$192,049	$184,942	$376,991	$147,021	$225,743	$372,764

	Nine months ended December 31, 2009			Nine months ended December 31, 2008
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$459,826	$1,073	$460,899	$513,722	$3,085	$516,807
Sales of leased equipment	-	2,276	2,276	-	3,447	3,447
Lease revenues	-	29,916	29,916	-	34,197	34,197
Fee and other income	6,840	515	7,355	8,863	554	9,417
Patent and license settlement income	3,400	-	3,400	-		-
Total revenues	470,066	33,780	503,846	522,585	41,283	563,868
Cost of sales	394,942	3,412	398,354	442,261	5,354	447,615
Direct lease costs	-	8,271	8,271	-	11,263	11,263
Selling, general and administrative expenses	63,203	10,529	73,732	63,482	12,053	75,535
Impairment of goodwill	-	4,029	4,029	4,644	-	4,644
Segment earnings	11,921	7,539	19,460	12,198	12,613	24,811
Interest and financing costs	55	3,244	3,299	68	4,239	4,307
Earnings before income taxes	$11,866	$4,295	$16,161	$12,130	$8,374	$20,504
Assets	$192,049	$184,942	$376,991	$147,021	$225,743	$372,764

Included in the technology sales business segment above are inter-segment accounts payables of $38.3 million and $53.9 million, at December 31, 2009 and 2008, respectively. Included in the financing business segment above are inter-segment accounts receivable of $38.3 million and $53.9 million, at December 31, 2009 and 2008, respectively.

Our technology sales business segment frequently sells products to our financing business segment.  For the three and nine months ended December 31, 2009, we eliminated revenue of $0.9 million and $1.7 million, respectively, in our technology sales business segment as a result of these intersegment transactions.  For the three and nine months ended December 31, 2008, we eliminated revenue of $0.6 million and $1.6 million, respectively, in our technology sales business segment as a result of these intersegment transactions.

14.  LEGAL SETTLEMENT

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents.  During July and August 2009, we entered into settlement and license agreements with three of the defendants which granted each of those defendants a license in specified ePlus patents. Pursuant to the settlement agreements, we received payments in the aggregate amount of $3.4 million, and the complaint was dismissed with prejudice with regard to those three defendants.  We do not anticipate incurring any additional costs arising as a result of these settlement agreements and there are no further actions to be taken by us.  We recorded the settlement agreements in the quarter ended September 30, 2009 in patent license and settlement income in the accompanying Unaudited Condensed Consolidated Statements of Operations. We recognize the related legal fees and expenses as they incur in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

EXECUTIVE OVERVIEW

Business Description

ePlus and its consolidated subsidiaries provide leading IT product and services, flexible leasing solutions, and enterprise supply management to enable our customers to optimize their IT infrastructure and supply chain processes. Our revenues are composed of sales of product and services, sales of leased equipment, lease revenues and fee and other income. Our operations are conducted through two business segments: our technology sales business segment and our financing business segment.

Financial Summary

During the three months ended December 31, 2009, total revenue decreased 3.3% to $178.7 million compared to the same period last year. During our 2010 fiscal year, the economy contracted and our sales followed.  However, we have had sequential revenue growth over the past three quarters. Total revenue during the three months ended June 30, 2009 and September 30, 2009 was $152.4 million and $172.7 million, respectively, as compared to $178.7 million for the three months ended December 31, 2009. During the three months ended December 31, 2009, total costs and expenses decreased 3.7% to $174.7 million while net earnings increased 18.0% to $2.3 million as compared to the same period in 2008. Total costs included a goodwill impairment charge of $4.0 million during the three months ended December 31, 2009, compared to $4.6 million during the same period last year. During the nine months ended December 31, 2009, total revenue decreased 10.6% to $503.8 million, total costs and expenses decreased 10.2% to $487.7 million while net earnings decreased 23.7% to $9.2 million as compared to the same period in 2008. Net earnings for the nine months ended December 31, 2009 included patent license and settlement income of $3.4 million and a goodwill impairment charge of $4.0 million for the Leasing reporting unit. The weakening U.S. economy and the global credit crisis have accelerated the reduction in demand for leasing. As a result of this reduced demand and a reduction in our overall portfolio from prior sales of tranches of leases in our portfolio, we projected a temporary decline in revenue in our Leasing reporting unit, which lowered the fair value estimates of the reporting unit.

Gross margin for product and services was 13.4% during the three months ended December 31, 2009 as compared to 14.8% during the three months ended December 31, 2008. Gross margin for product and services was 14.0% during both the nine months ended December 31, 2009 and 2008. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers.  Cash decreased $25.7 million or 23.8% to $82.1 million at December 31, 2009 compared to March 31, 2009. The decrease in cash was due, in part, to a gradual increase in sales during the current fiscal year, which increased accounts receivable and inventory; the deferment of non-recourse financing associated with certain lease investments to increase interest earnings and a corresponding growth in lease investments; and our share repurchase program. In certain circumstances, we may modify terms with our vendors in order to achieve better incentives.

The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption. As a result of the financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy is still uncertain. This has caused our current and potential customers to delay or reduce technology purchases, which has reduced sales of our product and services year over year. However, we have experienced sequential growth over the last three quarters. Continuing deterioration of economic conditions could cause our current and potential customers to further delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Restrictions on credit may impact economic activity and our results. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, financial market disruption may adversely affect our access to additional capital.

Business Unit Overview

Technology Sales Business Segment

The technology sales business segment sells information technology equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology products.

Our technology sales business segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our Unaudited Condensed Consolidated Statements of Operations under sales of product and services and fee and other income. Customers who purchase information technology equipment from us may have Master Purchase Agreements (“MPAs”) with us which stipulate the terms and conditions of our relationship. Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day termination for convenience clauses. Our other customers place orders using purchase orders without an MPA in place or with other documentation customary for the business. Our services engagements are often governed by Master Services Agreements (“MSAs”) which may contain specific Statements of Work (“SOWs”) and other terms and conditions customary in the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of CISCO, Hewlett Packard and Sun Microsystem products, which represented approximately 35%, 19% and 9% of sales of product and services, respectively, for the three months ended December 31, 2009, as compared to 33%, 17% and 7% of sales of product and services, respectively, for the three months ended December 31, 2008.

Included in the sales of product and services in our technology sales business segment are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. Our service engagements are generally governed by SOWs and MSAs, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

We endeavor to minimize the cost of sales in our technology sales business segment through vendor consideration programs provided by manufacturers and other incentives provided by our distributors. The programs are generally governed by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorizations are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our major manufacturers:

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

We also generate revenue in our technology sales business segment through hosting arrangements and sales of our Internet-based business-to-business supply chain management software. These revenues are reflected on our Unaudited Condensed Consolidated Statements of Operations under fee and other income. In addition, fee and other income may result from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) brokerage fees earned for the placement of financing transactions; (4) agent fees received from various manufacturers; (5) settlement fees related to disputes or litigation; and (6) interest and other miscellaneous income.

Financing Business Segment

The financing business segment offers lease financing solutions to corporations and governmental entities nationwide. The financing business segment derives revenue from leasing primarily information technology equipment and sales of leased equipment. These revenues are reflected under lease revenues and sales of leased equipment on our Unaudited Condensed Consolidated Statements of Operations.

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases, sales of leased assets to lessees and other post-term lease revenue. The types of revenue and costs recognized by us are determined by each lease contract’s individual classification. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.

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

In some direct financing lease transactions, where the non-recourse debt associated with the lease may be assigned to a lender, and the transfer of financial assets in these transactions meet the criteria for surrender of control, the net amount of the lease and non-recourse debt, if any, is accounted for as a sale for financial reporting purposes.

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

Fluctuations in Revenues

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our product and services, supplier costs, interest rate fluctuations, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of the sale of equipment in our lease portfolio prior to the expiration of the lease term to the lessee or to a third party and changes in incentive programs provided by manufacturers.

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

RECENT ACCOUNTING STANDARDS UPDATES NOT YET EFFECTIVE —In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification.  This update removes the concept of a qualifying special-purpose entity and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update will be effective for us for beginning April 1, 2010. We are currently evaluating the future impact this update will have on our consolidated results of operations and financial condition.

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

Concurrently to issuing the above update, the FASB also issued another update that excludes certain software from the scope of software revenue recognition guidance. If the software is contained in a tangible product and is essential to the tangible product's functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our consolidated results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that alternative accounting policies would have been applied, resulting in a change in financial results. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, lease residuals, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to uncertain tax positions. Estimates in the assumptions used in the valuation of our share-based compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of equity based compensation. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates may require adjustment.

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

REVENUE RECOGNITION. The majority of our revenues are derived from three sources: sales of product and services, lease revenues and sales of our software. Our revenue recognition policies vary based upon these revenue sources. Generally, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery due to our sales terms with our customers and with our vendors. For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon historical delivery times.

We also sell services that are performed in conjunction with product sales, and recognize revenue from delivered items only when the delivered item(s) has value to the client on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s), and delivery of the undelivered item(s) is probable and substantially under our control. For most of the arrangements with multiple deliverables (hardware and services), we generally cannot establish reliable evidence of the fair value of the undelivered items. Therefore, the majority of revenue from these services, and hardware sold in conjunction with the services, is recognized when the service is complete and we have received an acceptance certificate. However, in some cases, we do not receive an acceptance certificate and we estimate the completion date based upon our records.

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

We evaluate residual values on a quarterly basis and record any required impairments of residual value, other than temporary impairments, in the period in which the impairment is determined. Residual values may be affected by equipment supply and demand and by new product announcements by manufacturers.

We seek to realize the estimated residual value at lease termination mainly through renewal or extension of the original lease, or the sale of the equipment either to the lessee or on the secondary market. The difference between the proceeds of a sale and the remaining estimated residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, is recorded in sales of product and services and cost of sales, product and services when title is transferred to the buyer.

ASSUMPTIONS RELATED TO GOODWILL. We have accounted for our acquisitions using the acquisition method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of tangible assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third-party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations are based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the acquisition accounting assessments. Changes in assumptions and estimates of the acquired assets and liabilities assumed would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.

We review our goodwill for impairment annually, or more frequently, if events or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its caring amount. We have two reportable segments based on the product and services offered – financing business segment and technology sales business segment. Below our reportable segments are reporting units. We believe that for the purpose of testing for impairment, we have four distinct reporting units: Leasing, Technology, Software procurement and Software document management.  In determining reporting units, we consider factors such as nature of products, nature of production, type of customer, management and the availability of separate and distinct financial statements for each entity. We do not have any goodwill remaining in our Software procurement reporting unit.

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

Annual Test

During the third quarter of our fiscal year, we perform our annual goodwill impairment test. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, including prices for similar assets and liabilities and other valuation techniques.  We employed both the market approach and the income approach to determine fair value.  The market approach measures the value of an entity through an analysis of recent sales or by comparison to comparable companies. The income approach measures the value of reporting units by discounting expected future cash flows.

Consideration was given to applying the transaction method which examines sales of stock of private or public companies, which are in the same industry or similar lines of business and are of comparable size and capital structure.  However, we concluded that there were insufficient transactions of similar firms with available current financial information to make a valid comparison.

Under the market approach, we used the guideline public company method whereby valuation multiples of guideline companies were applied to the historical financial data of our reporting units. We analyzed companies that were in the same  industry, performed the same or similar services, had similar operations, and are considered competitors.  In addition, the majority of the companies selected were also used in the impairment test performed last year.

Multiples that related to some level of earnings or cash flow were most appropriate for the industry in which we operate.  The multiples selected were based on our analysis of the guideline companies’ profitability ratios and return to investors.  We compared the reporting units’ size and ranking against the guidelines, taking into consideration risk, profitability and growth along with guideline medians and averages.  We then selected pricing multiples, adjusted appropriately for size and risk, to apply to the reporting unit's trailing twelve month financial data.

Multiples were weighted based on the consistency and comparability of the guideline companies along with the respective reporting units, including margins, profitability and leverage.  For each of the reporting units, we used the following multiples: the price to earnings before tax (“EBT”),  price to net income (“NI”), market value of invested capital (“MVIC”) to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and MVIC to earnings before interest and taxes (“EBIT”).

Under the income approach, we used the discounted future cash flow method to estimate the fair value of each of the reporting units by discounting the expected future cash flows of reporting units. We used the weighted average cost of capital to discount the expected future cash flows for the reporting unit to its present value. The weighted average cost of capital is the estimated rate of return on alternative investments with comparable risks.  The weighted average cost of capital involves estimating the cost of debt and the cost of equity.  In addition, we also considered factors such as risk-free rate of return, market equity risk premium, beta coefficient and firm specific risk.  We estimated our weighted average cost of capital at 8.3%, 12.9% and 13.6% for the Leasing, Technology and Software document management reporting units, respectively.  In addition, we estimated the average annual compound cash flow growth rate for a five-year period of (3.3%), 11.7% and 21%, for the Leasing, Technology, and Software document management reporting units.  Also, we estimated a long term growth rate for the Leasing reporting unit of 2.0%, and a long term growth rate 3.5% for both the Technology and Software document management reporting units.

The estimated fair value of our reporting units is dependent on several significant assumptions involving our forecasted cash flows and weighted average cost of capital. The forecasted cash flows are based on management’s best estimates of economic and market conditions over the projected period including business plans, growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.  Any adverse change including a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; or slower growth rates may impact our ability to meet our forecasted cash flow estimates.

We averaged the results of the income and market methods and compared the estimated fair value to our market capitalization which was computed by multiplying our closing stock price to the shares outstanding on October 1, 2009.  Comparison of the average fair values of the reporting units to the overall market value of our equity indicated an implied control premium of 33.5%. This percentage falls within the range of currently observable market data.

The weakening U.S. economy and the global credit crisis have weakened the demand for leasing. As a result of this reduced demand and a reduction in our overall portfolio from prior sales of tranches of leases in our portfolio, we projected a temporary decline in revenue in our Leasing reporting unit, which lowered the fair value estimates of the reporting unit. The result of averaging the estimated fair value computed using the guideline public company and the discounted cash flow methods, the fair value of the Leasing reporting was below its carrying value.

The Technology and Software document management reporting units' fair values exceeded their carrying values.  Had the fair value been 10% lower than calculated on each of the three reporting units, the results would not have changed for any of the reporting units. The fair value of the Technology reporting unit was 12.2% higher than the carrying value and the fair value of the Software document management reporting unit was 245.8% higher than the carrying value.

We have not yet completed Step 2 of the goodwill impairment test for the Leasing reporting unit, which will require us to allocate the fair value of the reporting unit derived in the first step to the reporting unit’s net assets.  However, we estimate the total amount of recorded goodwill for the Leasing reporting unit will be impaired and, therefore, for the three months ended December 31, 2009, we recorded an estimated impairment charge of $4.0 million in our Leasing reporting unit. This estimate is only preliminary. We are continuing to finalize the evaluation of the impairment of our goodwill, and the amount of the actual impairment charge may vary from this initial estimate. We expect to complete the full evaluation of the impairment analysis during the quarter ending March 31, 2010.

VENDOR CONSIDERATION. We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarter’s sales activities and are primarily formula-based.  Different programs have different vendor/program specific goals to achieve. These programs can be very complex to calculate and sometimes involves estimates. Based on historical financial data for the different programs, we may estimate that we will obtain these goals.

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

SALES RETURNS ALLOWANCE. The allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services.  Management’s determination of the adequacy of the reserve is based on an evaluation of historical sales returns and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of product and services sold.

INCOME TAX. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. The calculation of our tax liabilities also involves considering uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether, and the extent to which, additional taxes will be required.

SHARE-BASED PAYMENT. We currently have two equity incentive plans which provide us with the opportunity to compensate directors with restricted stock and selected employees with stock options, restricted stock and restricted stock units. A stock option entitles the recipient to purchase shares of common stock from us at the specified exercise price. Restricted stock and restricted stock units (“RSUs”) entitle the recipient to obtain stock or stock units, which vest over a set period of time. RSUs are granted at no cost to the employee and employees do not need to pay an exercise price to obtain the underlying common stock. All grants or awards made under the plans are governed by written agreements between us and the participants. We also have options outstanding under three previous incentive plans, under which we no longer issue equity awards.

Under the fair value method of accounting for stock-based compensation, we measure stock option expense at the date of grant using the Black-Scholes valuation model and amortize the compensation expenses using the straight-line method over the requisite service period. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. The risk-free interest rate is the five-year nominal constant maturity Treasury rate on the date of the award. Expected stock volatility reflects movements in our stock price over a historical period that matches the expected life of the options. The dividend yield assumption is zero since we have historically not paid any dividends and do not anticipate paying any dividends in the near future.

Results of Operations — Three and nine months ended December 31, 2009 compared to three and nine months ended December 31, 2008

REVENUES

Total Revenues. We generated total revenues during the three months ended December 31, 2009 of $178.7 million compared to total revenues of $184.7 million during the three months December 31, 2008, a decrease of 3.3%. During the nine months ended December 31, 2009, revenues decreased 10.6% to $503.8 million, as compared to $563.9 million during the same period ended December 31, 2008. During our 2010 fiscal year, the economy contracted and our sales followed. However, we have had sequential revenue growth over the past three quarters. Total revenue during the three months ended June 30, 2009 and September 30, 2009 was $152.4 million and $172.7 million, respectively, as compared to $178.7 million for the three months ended December 31, 2009. Total revenues for the nine months ended December 31, 2009 included $3.4 million of patent license and settlement income for a patent infringement lawsuit that we filed against various parties.

Sales of product and services.  Sales of product and services decreased 4.9% to $163.2 million during the three months ended December 31, 2009 as compared to $171.6 million during the three months ended December 31, 2008. Sales of product and services decreased 10.8% to $460.9 million during the nine months ended September 30, 2009 as compared to $516.8 million during the nine months ended December 31, 2008. During our 2010 fiscal year, the economy contracted and our sales followed. However, we have had sequential revenue growth over the past three quarters. Sales of product and services represented 91.3% and 92.9% of total revenue during the three months ended December 31, 2009 and 2008, respectively, and 91.5% and 91.7% of total revenue during the nine months ended December 31, 2009 and 2008, respectively.

At December 31, 2009, we had an unusual amount of orders from our customers that were not fulfilled by our vendors in their normal time frames. This increase of approximately $20 million of open orders was due to a supply shortage of certain products by manufacturers.  Our manufacturers have conveyed to us that supply may gradually improve within our fourth quarter.

In addition, we had an increase in deferred revenue of approximately $10.0 million at December 31, 2009 related to bundled hardware and service arrangements that were not completed by the end of the quarter, compared to December 31, 2008. We will recognize revenue on multiple deliverable revenue arrangements when service is completed.

Gross margin.  We realized a gross margin on sales of product and services of 13.4% and 14.8% during the three months ended December 31, 2009 and 2008, respectively, and 14.0% during both the nine months ended December 31, 2009 and 2008. Our gross margin on sales of product and services was affected by an increase in incentives provided to us by our vendors. In addition, our gross margin was also affected by our customers’ investment in technology equipment and the mix and volume of product and services sold. There are ongoing changes to the programs offered to us by our vendors which may be affected by the current economic conditions and thus, we may not be able to maintain the level of manufacturer incentives we currently are receiving, which may cause gross margins to decrease.

Lease revenues.  Lease revenues includes income from direct-financing leases, rent from operating leases, sales of leased assets to lessees and other lease-related income. Earnings generated from direct financing and operating leases both decreased due to a fewer number of leases in our portfolio as compared to same period last year. Also included in lease revenues are intermittent sales of leased assets to our lessees before and at the end of the lease term. These purchases by lessees fluctuate primarily based upon portfolio maturity dates and amounts. Lease revenues increased 25.1% to $13.0 million during the three months ended December 31, 2009 as compared to $10.4 million during the same period last year, mostly driven by an increase in sales of leased assets to lessees of 300% to $4.4 million. Lease revenues decreased 12.5% to $29.9 million during the nine months ended December 31, 2009 as compared to $34.2 million during the same period last year as we have fewer leases in our portfolio. During the nine months ended December 31, 2009, sales of leased assets to lessees increased 51.3% to $6.6 million, compared to the same period ended December 31, 2008.

Sales of leased equipment. We also recognize revenue from the sale of leased equipment to non-lessee third parties. Sales of leased equipment fluctuate from quarter to quarter because management determines the timing of such sales as a component of our risk-mitigation process, which we conduct periodically to diversify our portfolio by customer, equipment type, and residual value investments. During the three months ended December 31, 2009 and 2008, there were no sales of leased equipment.  During the nine months ended December 31, 2009, sales of leased equipment decreased 34.0% to $2.3 million, as compared to the same period last year. Gross margin on the sales of leased equipment was 3.8% for the nine months ended December 31, 2009, compared to 5.4% during the same period last year.  The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale.

Fee and other income. During the three and nine months ended December 31, 2009, fee and other income decreased 8.2% to $2.6 million, and 21.9% to $7.4 million, respectively. These decreases were primarily driven by decreases in software and related consulting revenue, agent fees from manufacturers and short-term investment income for the three and nine months ended December 31, 2009. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contain earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Patent license and settlement income. During the nine months ended December 31, 2009, we entered into settlement and license agreements with three defendants wherein the complaint was dismissed with prejudice and each defendant was granted a license in specified ePlus patents, which resulted in payments totaling $3.4 million.

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

COSTS AND EXPENSES

Cost of sales, product and services. During the three months ended December 31, 2009, cost of sales, product and services decreased 3.4% to $141.2 million, compared to $146.2 million during the same period last year. During the nine months ended December 31, 2009, cost of sales, product and services decreased 10.8% to $396.2 million compared to $444.3 million during the same period last year. These decreases corresponded to the decreases in sales of product and services in our technology sales business segment. Cost of sales, product and services is also affected by incentives from vendors, product mix and volume. Cost of leased equipment decreased 32.9% to $2.2 million the nine months ended December 31, 2009.  This decrease corresponded to the decrease in sales of leased equipment to non-lessee third parties in our financing business segment.

Direct lease costs. During the three and nine months ended December 31, 2009, direct lease costs decreased 29.0% to $2.6 million, and 26.6% to $8.3 million, respectively. The largest component of direct lease costs is depreciation expense for operating lease equipment. Our investment in operating leases decreased 12.9% to $21.2 million at December 31, 2009 compared to $24.4 million at December 31, 2008, primarily due to the sale of a number of lease schedules in the prior fiscal year and a reduction in the origination of operating leases.

Professional and other fees. During the three and nine months ended December 31, 2009, professional and other fees increased 110.1% to $3.3 million, and 31.3% to $7.8 million, compared to the same periods last year. These increases are primarily due to increased legal expense related to the patent infringement litigation, partially offset by lower fees pertaining to our financial statement audit during the same periods last year. These types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Salaries and benefits. During the three and nine months ended December 31, 2009, salaries and benefits expense decreased 3.8% to $18.8 million, and 4.7% to $55.0 million, respectively. The decreases in salaries and benefits expense corresponded to a reduction in employees as we employed 653 people at December 31, 2009 as compared to 672 people at December 31, 2008.  Where business needs were justified, we made a gradual and non-disruptive reduction in employees. In addition, commission expenses were reduced due to lower sales during the three and nine months ended December 31, 2009, as compared to the same periods last year.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period. For the three and nine months ended December 31, 2009, our expenses for the plan were approximately $88 thousand and $281 thousand, respectively, compared to $69 thousand and $277 thousand, for the three and nine months ended December 31, 2008, respectively.

General and administrative expenses. During the three and nine months ended December 31, 2009, general and administrative expenses decreased 11.8% to $3.8 million, and 8.1 % to $10.9 million, as compared to the same periods last year. These decreases are due to an emphasis on eliminating unnecessary spending, such as travel and entertainment, certain recruiting and outside services fees, efforts to enhance productivity and a reduction in depreciation.

Interest and financing costs. During the three and nine months ended December 31, 2009, interest and financing costs decreased 33.9% to $0.9 million, and 23.4% to $3.3 million, respectively. These decreases are primarily driven by lower interest costs and related expenses as a result of lower non-recourse note balances. Non-recourse notes payable decreased 31.2% to $58.5 million at December 31, 2009 as compared to $85.1 million at December 31, 2008.

Income taxes. Our provision for income taxes increased $0.3 million to $1.7 million for the three months ended December 31, 2009, and decreased $1.5 million to $6.9 million for the nine months ended December 31, 2009. Our effective income tax rates for the three and nine months ended December 31, 2009 were 42.4% and 43.0%, as compared to 42.4% and 41.1%, respectively, during the same periods last year. The increase in our effective tax rate for the nine months ended December 31, 2009 was due to the non-deductible compensation expense of $0.8 million related to the exercise of 175,000 shares during the three month period ended September 30, 2009.

Net Earnings. The foregoing resulted in net earnings of $2.3 million for the three months ended December 31, 2009, an increase of 18.0%, as compared to $2.0 million during the three months ended December 31, 2008.  Net earnings was $9.2 million for the nine months ended December 31, 2009, a decrease of 23.7%, as compared to $12.1 million during the nine months ended December 31, 2008.

Both basic and diluted earnings per common share were $0.27 for the three months ended December 31, 2009, as compared to $0.24, for the three months ended December 31, 2008. Basic and diluted earnings per common share were $1.11 and $1.08, respectively, for the nine months ended December 31, 2009, as compared to $1.46 and $1.42, respectively, for the nine months ended December 31, 2008.

Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2009 were 8,388,795 and 8,554,247, respectively.  Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2009 were 8,289,776 and 8,504,966, respectively.  Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2008 were 8,264,115 and 8,404,352, respectively. Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2008 were 8,271,616 and 8,518,419, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility provided by GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit review of the customer, we place an order for the equipment with one of our vendors. Generally, a large portion of our purchase orders to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” on our Unaudited Condensed Consolidated Balance Sheets. Payments on the floor plan component are due on three specified dates each month, generally 40-45 days from the invoice date. At each due date, payment is made by the accounts receivable component of our facility and reflected as “recourse notes payable” on our Unaudited Condensed Consolidated Balance Sheets. The borrowings and repayments under the floor plan component are reflected as “net borrowings (repayments) on floor plan facility” in the cash flows from financing activities section of our Unaudited Condensed Consolidated Statements of Cash Flows.

Most customer payments in our technology sales business segment are paid to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our operating account on a daily basis. On the due dates of the floor plan component, we make cash payments to GECDF. These payments from the accounts receivable component to the floor plan component and repayments from our cash are reflected as “net (borrowings) repayments on recourse lines of credit” in the cash flows from the financing activities section of our Unaudited Condensed Consolidated Statements of Cash Flows. We engage in this payment structure in order to minimize our interest expense and bank fees in connection with financing the operations of our technology sales business segment.

We believe that cash on hand, and funds generated from operations, together with available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next twelve calendar months.

Our ability to continue to fund our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate the need for any additional sources of financing to fund operations, if demand for IT products further declines, our cash flows from operations may be substantially affected. Given the current environment within the global financial markets, management has maintained cash reserves to ensure adequate cash is available to fund our working capital requirements should the availability to the debt and equity markets be limited.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine months ended December 31
	2009	2008
Net cash used in operating activities	$(45,294)	$(1,681)
Net cash used in investing activities	(3,968)	(990)
Net cash provided by financing activities	23,578	31,194
Effect of exchange rate changes on cash	(23)	(395)
Net (decrease) increase in cash and cash equivalents	$(25,707)	$28,128

Cash Flows from Operating Activities.  Cash used in operating activities totaled $45.3 million during the nine months ended December 31, 2009, compared to cash used in operations of $1.7 million during the nine months ended December 31, 2008. Cash flows used in operations for the nine months ended December 31, 2009 resulted primarily from $34.7 million in cash used by investment in direct financing and sales type leases—net. Our investment in direct financing and sales-type leases—net increased $6.7 million on our Unaudited Condensed Consolidated Balance Sheets (see Note 2, “Investment in Leases and Leased Equipment—net,”) during the nine months ended December 31, 2009.  The schedule of non-cash investing and financing activities contained repayments of $32.9 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse debt. This direct repayment from our lessees directly to our lenders is not reflected in our cash used in operating activities and hence, had the effect of increasing our cash used in operating activities. In addition, there was an increase in accounts receivable that resulted in cash used in operating activities of $28.4 million. The increase in accounts receivable is consistent with the increase in sales of product and services over the previous quarter.  These changes are partially offset by favorable changes in balances of accounts payable – trade and depreciation and amortization expenses.

Cash Flows from Investing Activities. Cash used in investing activities was $4.0 million for the nine months ended December 31, 2009.  This increase was mostly driven by cash used to purchase operating lease equipment of $7.0 million.  The proceeds from sale or disposal of operating lease equipment of $3.7 million partially offset the cash used in investing activities.

Compared to the same period last year, during the nine months ended December 31, 2009, cash used in investing activities increased $3.0 million primarily due to an increase in purchases of operating lease equipment.

Cash Flows from Financing Activities. Cash provided by financing activities was $23.6 million for the nine months ended December 31, 2009, mostly driven by borrowings of non-recourse notes payable for our Leasing segment and borrowings from our floor plan facility. The schedule of non-cash investing and financing activities contained a repayment of $32.9 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse debt. This direct repayment from our lessees directly to our lenders is not reflected in our cash provided by financing activities and hence, had the effect of decreasing our cash used in repayment of non-recourse debt. In addition, we generated $2.4 million from proceeds from the issuance of capital stock as a result of stock option exercises.  These changes are partially offset by our repayments of non-recourse debt of $4.4 million and repurchases of common stock of $2.6 million.

Compared to the nine months ended December 31, 2008, cash provided by financing activities decreased $7.6 million primarily as a result of a decrease of $24.1 million from borrowings of non-recourse debt.

Liquidity and Capital Resources

Non-recourse debt financing activities may provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers. Any balance of the purchase price remaining after non-recourse funding and any upfront payments received from the lessee (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all. The financing necessary to support our leasing activities has principally been provided by non-recourse borrowings. Given the current market, we have been monitoring our exposure closely and conserving our capital. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources, however, pricing has increased and has become more volatile. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At December 31, 2009, our lease-related non-recourse debt portfolio decreased 31.2% to $58.5 million, as compared to $85.0 million at March 31, 2009.

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

Accrued expenses and other liabilities includes deferred expenses, deferred revenue and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $46.3 million and $33.6 million of accrued expenses and other liabilities as of December 31, 2009 and March 31, 2009, respectively, an increase of 38.0%. The increase is primarily driven by increases in deferred revenue and the accrual of other liabilities.

Credit Facility — Technology Business

Our subsidiary ePlus Technology, inc. has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of December 31, 2009, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt, and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2009. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing.  Either party may terminate with 90 days' advance notice.

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

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products is in part financed through a floor plan component in which interest expense for the first forty to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our Unaudited Condensed Consolidated Balance Sheets, as they are normally repaid within the forty-to forty-five-day time frame and represent an assigned accounts payable originally generated with the manufacturer or distributor. If the forty- to forty-five-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2009	Balance as of December 31, 2009	Maximum Credit Limit at March 31, 2009	Balance as of March 31, 2009
$125,000	$62,312	$125,000	$45,127

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is paid by using our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Unaudited Condensed Consolidated Balance Sheets. There was no outstanding balance at December 31, 2009 or March 31, 2009, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — Leasing Business

The National City $35 million credit facility expired on July 10, 2009.  We allowed the expiration of this credit facility pursuant to its terms.   The expiration of this facility did not have a material impact on our leasing business or liquidity as we have no outstanding balance on this facility upon expiration. We may, in the future, explore opportunities, if any, to supplement our liquidity with an additional credit facility.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which will mature on October 26, 2010. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of December 31, 2009, we have no outstanding balance on this credit facility.

Performance Guarantees

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds or letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations. We are in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our Unaudited Condensed Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of December 31, 2009, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources and Inflation

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of December 31, 2009, the aggregate fair value of our recourse borrowings approximated their carrying value.

During the year ended March 31, 2003, we began transacting business in Canada. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars. To date, Canadian operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

We also have leasing transactions in Iceland.  To date, Icelandic operations have been insignificant and we believe that potential fluctuations in Icelandic krona currency exchange rates will not have a material effect on our financial position.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We filed suit against one of our lenders, Banc of America Leasing and Capital, LLC (“BoA") in the Superior Court in the State of California, County of San Diego (“Superior Court”) seeking to recover losses relating to the Cyberco transaction. On or about December 2, 2009, the Supreme Court of the State of California denied BoA’s Petition for Review of the California Court of Appeal’s reversal of the trial court’s dismissal of the case, and the matter has been remanded to the trial court.  We are also the defendant in one Cyberco-related case, in which BoA filed a lawsuit against ePlus in the Circuit Court for Fairfax County, Virginia, on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco matter. ePlus Group has already paid to BoA $4.3 million, which was awarded to BoA in a prior lawsuit regarding the Cyberco matter. The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group, expenses BoA incurred in Cyberco’s bankruptcy proceedings, attorneys’ fees incurred by BoA in defending the above-referenced case in the Superior Court in California, and all attorneys’ fees and costs BoA has incurred arising in any way from the Cyberco matter. The trial in this suit has been stayed pending the outcome of ePlus Group’s suit against BoA in California. We are vigorously defending the suit against us by BoA. We cannot predict the outcome of this suit.

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

We may become party to various legal proceedings arising in the ordinary course of business including preference payment claims asserted in client bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. Although we do not expect that the outcome in any of these potential matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

Item 1A. Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2009.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2009 through April 30, 2009	937	$11.00	937	461,228	(2)
May 1, 2009 through August 31, 2009	-	-	-	461,228	(3)
September 1, 2009 through September 30, 2009	14,858	$15.37	14,858	485,142	(4)(5)
October 1, 2009 through October 30, 2009	24,474	$15.40	39,332	460,668	(6)
November 1, 2009 through November 30, 2009	25,585	$15.59	64,917	435,083	(7)
December 1, 2009 through December 31, 2009	95,207	$16.26	160,124	339,876	(8)

(1)	All shares acquired were in open-market purchases.
(2)
The share purchase authorization in place for  the month ended April 30, 2009 had purchase limitations on the  number of shares of up to 500,000 shares.  As of April 30, 2009, the remaining authorized shares to be purchased was 461,228.

(3)	No shares were purchased from May 1, 2009 through August 31, 2009.
(4)
The share purchase authorization in place from September 1, 2009 to September 15, 2009 had purchase limitations on the  number of shares of up to 500,000 shares.  As of September 15, 2009, the remaining authorized shares to be purchased was 461,228, thwas share purchase authorization expired September 15, 2009.

(5)
The share purchase authorization in place from September 16, 2009 to September 30, 2009 had purchase limitations on the  number of shares of up to 500,000 shares.  As of September 30, 2009, the remaining authorized shares to be purchased was 485,142.

(6)
The share purchase authorization in place from October 1, 2009 to October 31, 2009 had purchase limitations on the  number of shares of up to 500,000 shares.  As of October 31, 2009, the remaining authorized shares to be purchased was 460,668.

(7)
The share purchase authorization in place from November 1, 2009 to November 30, 2009 had purchase limitations on the  number of shares  of up to 500,000 shares.  As of November 30, 2009, the remaining authorized shares to be purchased was 435,083.

(8)
The share purchase authorization in place from December 1, 2009 to December 31, 2009 had purchase limitations on the  number of shares  of up to 500,000 shares.  As of December 31, 2009, the remaining authorized shares to be purchased was 339,876.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 9, “Share Repurchase” to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

ePlus inc.

Date: February 4, 2010	/s/PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2010	/s/ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)