Form 10-K
period 2010-03-31
EPLUS INC
filed 2010-06-15
CIK 1022408

UNITED STATES
SECURITIES AND EXHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2009 was $67,321,626. The outstanding number of shares of common stock of ePlus as of May 28, 2010, was 8,118,564 .

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

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
•	our ability to hire and retain sufficient qualified personnel;
•	a decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property;
•	the creditworthiness of our customers;
•	the possibility of goodwill impairment charges in the future;
•	our ability to raise capital, maintain or increase as needed our line of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
•	our ability to realize our investment in leased equipment;
•	our ability to reserve adequately for credit losses; and
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors.

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

PART I

ITEM 1.   BUSINESS

GENERAL

Our company was founded in 1990. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we”, “our”, “us”, “ourselves”, or “ePlus.”

Our operations are conducted through two basic business segments. Our first segment is our technology sales business unit that includes all the technology sales and related services, including our proprietary software.  Our second segment is our financing business unit that consists of the leasing and financing of equipment and related software and services to commercial, government, and government-oriented entities. See Note 15, “Segment Reporting” in the Consolidated Financial Statements included elsewhere in this report.

ePlus inc. does not engage in any other business other than serving as the parent holding company for the following operating companies:

Technology Sales Business

·	ePlus Technology, inc.;
·	ePlus Systems, inc.;
·	ePlus Content Services, inc.; and
·	ePlus Document Systems, inc.

Financing Business

·	ePlus Group, inc.;
·	ePlus Government, inc.;
·	ePlus Canada Company;
·	ePlus Capital, inc.;
·	ePlus Jamaica, inc.; and
·	ePlus Iceland, inc.

We began using the name ePlus inc. in 1999 after changing our name from MLC Holdings, Inc. On March 31, 2003, the former entities ePlus Technology of PA, inc. and ePlus Technology of NC, inc. were merged into ePlus Technology, inc. This combination created one national entity to conduct our Technology sales and services business.   ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and provide consulting services and proprietary software for enterprise supply management. ePlus Capital, inc. owns 100 percent of ePlus Canada Company, which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to handle business servicing the Federal government marketplace, which includes financing transactions that are generated through government contractors. ePlus Document Systems, inc. was incorporated on October 15, 2003 and provides proprietary software for document management.

ePlus Jamaica, inc. was incorporated on April 8, 2005 and ePlus Iceland, inc. was incorporated on August 10, 2005.  Both companies are subsidiaries of ePlus Group, inc. and were created to transact business in Jamaica and Iceland, respectively; however, neither entity has conducted any significant business, or has any employees or business locations outside the United States.

OUR BUSINESS

Our primary focus is to deliver technology solutions. We have evolved our product set by expanding our technology credentials with our key vendors and developing proprietary software and engineering services. Our current offerings include:

•	direct marketing of information technology equipment and third-party software;
•	advanced professional services;
•
proprietary software, including order-entry and order-management software (OneSource®), procurement, asset management, document management and distribution software, and electronic catalog content management software and services; and

•	leasing, and business process services.

We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 19 years and have been providing software for more than 10 years. We currently derive the majority of our revenues from Information Technology (“IT”) product sales, advanced professional services, and leasing. Our sales are generated primarily by our internal sales force and through vendor relationships to our customers, which include commercial accounts; federal, state and local governments; K-12 schools; and higher education institutions. We also lease and finance equipment, and supply software and services directly and through relationships with vendors and equipment manufacturers.

Our broad product offerings provide customers with a highly-focused, end-to-end, turnkey solution for purchasing, lifecycle management, and financing for IT products and services. In addition, we offer asset-based financing and leasing of capital assets and lifecycle management solutions for the assets during their useful life, including disposal. We offer our customers a multi-disciplinary approach for implementing, controlling, and maintaining cost savings throughout their organizations, allowing our customers to simplify their administrative processes, gain data transparency and visibility, and enhance internal controls and reporting.

The key elements of our business are:

•	Direct IT Sales: We are a direct marketer and authorized reseller of leading IT products via our direct sales force and web-based ordering solution, OneSource®.
•
Advanced Professional Services: We provide an array of Internet telephony and Internet communications, collaboration, cloud computing, virtual desktop infrastructure (“VDI”), network design and implementation, storage, security, virtualization, business continuity, maintenance, and implementation services to support our customer base as part of our consolidated service offering.

•
Leasing, Lease and Asset Management, and Lifecycle Management: We offer a wide range of leasing and financing options for IT and capital assets for both our product set as well as our vendor partners. These offerings include operating and direct finance leases, lease process automation and tracking, asset tracking and management, risk management, disposal of end-of-life assets, and lifecycle management.

•
Proprietary Software: We offer proprietary software, for enterprise supply management, which can be used as standalone solutions or be integrated as component of a bundled solution. These include eProcurement, spend management, asset management, document management, and product content management software. These systems can be installed behind our customer's firewall or operated as a service hosted by ePlus.

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

INDUSTRY BACKGROUND

In the current marketplace, we believe demand for IT equipment, services, and financing is being driven by the following industry trends:

•
In calendar year 2009, IT spending in most categories declined due to the economy.  In 2010, many industry analysts are forecasting an increase in overall IT spending in the U.S., and the first quarter produced solid results in many sectors of the industry. We believe that customers are continuing to focus on cost savings initiatives by utilizing technologies such as virtualization and cloud computing, and we continue to provide these and other advanced technology solutions to meet these needs.

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

•
We believe that customers are seeking to reduce the number of vendors they do business with for the purpose of improving internal efficiencies, enhancing accountability and improving supplier management practices, and reducing costs. We have continued to enhance our relationships with premier manufacturers and gained the engineering and sales certifications required to provide the most desired technologies for our customers.  In addition, we have continued to enhance our automated business processes, including eProcurement and electronic business solutions, such as OneSource®, to make transacting business with us more efficient and cost effective for our customers.  We introduced OneSource IT+ to improve internal business process efficiencies for customers ordering from multiple suppliers. OneSource IT+ is positioned to help our customers and prospects reduce the number of suppliers they purchase from, eliminate multiple and unique ordering processes, provide a consolidated view of IT purchases, consolidate invoice and payable processing and reduce the complexities of IT spend through multiple suppliers.

•
We believe that customers prefer bundled offerings to include IT products/services and leasing, due to decreased liquidity in the global financial markets, as customers seek to preserve cash balances and working capital availability under bank lines.

We have continuously evolved our advanced professional service and software capabilities. We believe that we are distinctively positioned to take advantage of this shift in the purchasing process as evidenced by continued development of our various integrated solutions, which we began developing in 1999 (earlier than many other direct marketers) and we continue to believe that our bundled solution set is a leader  in the marketplace because of its breadth and depth of offerings.

We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of IT products and services with the added competitive advantage of in-house proprietary software. In addition, our ability to provide financing for capital assets to our customers and our lifecycle management solutions provides an additional benefit and differentiator in the marketplace. While purchasing decisions will continue to be influenced by product selection and availability, price, and convenience, we believe that our comprehensive set of solutions is a differentiator that businesses will look for to reduce the total cost of ownership.

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

We believe that we offer enhanced solution capability, broader product selection and availability, competitive prices, and greater purchasing convenience than traditional retail stores or value-added resellers. In addition, our dedicated account executives offer the necessary support functions (e.g., software, purchases on credit terms, leasing, and efficient return processes) that Internet-only sellers do not usually provide. We believe that we are one of the few companies in the United States that offers, as a principal, a comprehensive solution which can include eProcurement, leasing, advanced technology solutions, IT fulfillment, and end-to-end asset management services.

The market for leasing is intensely competitive and subject to changing economic conditions and market activities of industry participants. We expect to continue to compete against local, regional, national and international firms, including banks, specialty finance companies, vendors' captive finance companies, and third-party leasing companies. Banks and other large financial services companies sell directly to business customers, particularly larger enterprise customers, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may utilize internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer and contractual relationships that are difficult to displace. However, these competitors typically do not offer the breadth of product, service, and software offerings that we offer our customers.

We believe that we offer an enhanced leasing solution to our customers which provides a business process services approach that can automate the leasing process and reduce our customers’ cost of doing business with us. The solution incorporates value-added services at every step in the leasing process, including:

•	front end processing, such as eProcurement, order aggregation, order automation, vendor performance measurement, ordering, reconciliation, and payment;
•	lifecycle and asset ownership services, including asset management, change management, and property tax filing; and
•	end-of-life services such as equipment audit, removal, and disposal.

In addition, we are able to bundle equipment sales and professional services to provide a turnkey leasing solution. This allows us to differentiate ourselves with a customer service strategy that spans the continuum from fast delivery of competitively priced products to end-of-life disposal services, and a selling approach that permits us to grow with customers and solidify those relationships.  We have expanded our product and service offerings under our comprehensive set of solutions which represents the continued evolution of our original implementation of our e-commerce products entitled ePlusSuite. The expansion to our bundled solution is a framework that combines our IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

In the software market, there are a number of companies developing and marketing business-to-business electronic commerce solutions similar to ours, and competitors are migrating their offerings to a Software-As-A-Service (“SAAS”) platform. Some of these competitors and potential competitors include enterprise resource planning (“ERP”) system vendors and other major software vendors that are expected to sell their procurement and asset management products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from existing legacy systems and processes.

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

In all of our markets, some of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers, and adopt more aggressive pricing policies than we do.

For a discussion of risks associated with the actions of our competitors, see Item 1A, “Risk Factors” included elsewhere in this report.

STRATEGY

Our goal is to become a leading provider of bundled solution offerings in the IT supply chain. The key elements of our strategy include the following:

•	selling additional products and services to our existing customer base;
•	expanding our customer base;
•	making strategic acquisitions;
•	expanding our advanced professional services offerings;
•	strengthening vendor relationships; and
•	enhancing the effectiveness of our software offerings, especially OneSource®.

Selling Additional Products and Services to Our Existing Customer Base

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

In 2006, we announced a new software portal called OneSource®, which is an integrated order entry platform to enhance product sales, increase incremental sales, and reduce costs by eliminating touch-points for order automation.  In 2008, we extended the OneSource® brand by creating two differentiated solutions: OneSourceIT, for purchasing from ePlus’ technology catalog, and OneSourceIT+, for purchasing from ePlus and other technology vendors.  We continue to offer Procure+, Content+, and Spend+, a full suite of eProcurement, catalog content management, and spend analysis applications on an SAAS or enterprise basis.

In 2008, we started a telesales group of experienced telesales sales professionals and engineers.  This group is focused on marketing to existing and new customers primarily within the geographic reach of our existing service areas.

Expanding Our Customer Base

We intend to increase our direct sales and targeted marketing efforts in each of our geographic and vertical industry areas. We actively seek to acquire new account relationships through a new outbound telesales effort, face-to-face field sales, electronic commerce (especially OneSource®), and targeted direct marketing to increase awareness of our solutions.

Making Strategic Acquisitions

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to take advantage of strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. It is part of our growth strategy to evaluate and consider strategic acquisition opportunities if and when they become available.

Expanding Advanced Professional Service Offerings

We have focused on gaining engineering certifications and advanced professional services expertise in advanced technologies of strategic vendors, such as Cisco Systems, IBM, HP, NetApp, VMWare and Sun Microsystems. We are especially focused on VDI, data center virtualization, unified communications, collaboration, cloud computing, networking, security, and storage technologies that are currently in high demand. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional and national markets. This significantly increases direct and referral sales opportunities to provide our products and services, and allows us to achieve optimal pricing levels. Second, within our own existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies.

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

RESEARCH AND DEVELOPMENT

In the 1990s, we utilized licensed software and outsourced development to provide software and hosted software-related services to our customers, but with the acquisition of software products and the hiring of employees from acquisitions in the early 2000s, our products are comprised of our own proprietary software. We expense software development costs as they are incurred until technological feasibility has been established. At such time, development costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2010, no such costs were capitalized and $162 thousand was amortized. For the year ended March 31, 2009, no such costs were capitalized and $167 thousand was amortized. We have also outsourced certain programming tasks to an offshore software-development company to supplement our internal development, support, and quality assurance.

To successfully implement our business strategy and service the disparate requirements of our customers and potential customers, we have a flexible delivery model, which includes:

•	traditional enterprise licenses;
•	hosted or subscription; and
•	software-as-a-service (“SAAS”), or a services model, where our personnel may utilize our software to provide one or more solutions to our customers.

We expect that competitive factors will create a continuing need for us to improve and add to our technology platform. The addition of new products and services will also require that we continue to improve the technology underlying our applications. We expect to continue to make significant investments in systems, personnel, and offshore development to maintain a competitive advantage in this market.

SALES AND MARKETING

We focus our marketing efforts on lead generation activities and converting our existing customer base to our bundled solution set. The target market for our customer base is primarily middle and large market companies with annual revenues between $25 million and $2.5 billion. We believe there are over 50,000 potential customers in our target market. We undertake many of our direct marketing campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

Our sales representatives are compensated by a combination of salary and commission, with commission becoming the primary component of compensation as the sales representatives gain experience. To date, the majority of our customers have been generated from direct sales. We market to different areas within a customer’s organization depending on the products or services we are selling.  In 2008, we started a telesales group consisting of experienced telesales sales professionals and engineers.  This group is focused on marketing to existing and new customers primarily within the geographic reach of our existing service areas.

As of March 31, 2010, our sales force was organized regionally in 25 office locations throughout the United States.  See Item 2, “Properties” of this Form 10-K for additional office location information. As of March 31, 2010, our sales organization included 268 sales, marketing, and sales support personnel.

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

For example, we have in the United States three electronic sourcing system patents, two of which are currently under re-examination by the United States Patent and Trademark Office (“USPTO”), six catalog management patents, three image transmission management patents, a patent for collaborative editing of electronic documents over a network, and a hosted asset information management patent, among others. We have a counterpart of the electronic sourcing system patents in nine European forums, and a counterpart of the image transmission management patents in five additional forums. In 2005, the three U.S. patents for electronic sourcing systems were determined to be valid and enforceable by a jury at trial. However, in 2006, a trial to enforce the same patents ended in a mistrial. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation. Otherwise, the earliest of the three electronic sourcing system patents is scheduled to expire in 2017; the three image transmission patents are scheduled to expire in 2018; the earliest of the catalog management patents is scheduled to expire in 2024; and the patent for collaborative editing of electronic documents over a network is scheduled to expire in 2025, provided that all maintenance fees are paid in accordance with USPTO regulations.  We also have the following registered service/trademarks: ePlus, DirectSight, Procure+, Manage+, Finance+, ePlus Leasing, Docpak, Viewmark, Digital Paper, OneSource, Content+, eECM, and ePlus Enterprise Cost Management.  In addition, we have over twenty registered copyrights and additional common-law trademarks and copyrights.

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

SALES AND FINANCING ACTIVITIES

We have been in the business of selling, and providing advanced technology services for a wide array of information technology assets and software, leasing, and financing of IT and other capital assets and services, and a software publisher for procurement, content management, document management and asset management software.  We currently derive the majority of our revenues from such activities.

IT Sales and Professional Services. We are an authorized reseller of, or have the right to resell products and services from, over 400 manufacturers. Our most important manufacturer relationships include Cisco, HP, Sun Microsystem, NetApp, and IBM. Tech Data and Ingram Micro, Inc. are the largest distributors we utilize. We have multiple vendor engineering certifications that authorize us to market their products and enable us to provide advanced professional services. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort. Using the distribution systems available, we usually sell products that are shipped from the distributors or suppliers directly to our customer's location, which allows us to keep our inventory of any product and shipping expenses to a minimum. The products we sell typically have payment account terms ranging from payment in advance, by credit card, due upon delivery, or 30 days to pay, depending on the customer’s credit and payment structure.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing or sales-type leases. Our lease transactions include true leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal government contractors. Substantially all of our lease transactions are net leases with a specified non-cancelable lease term and a fixed amount of rent. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. We primarily lease computers, associated accessories and software, communication-related equipment, and medical equipment, and we may also lease industrial machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment. In anticipation of the expiration of the term of a lease, we initiate the remarketing process for the related equipment. Our goal is to maximize revenues from the remarketing effort by either (1) releasing or selling the equipment to the initial lessee, (2) renting the equipment to the initial lessee on a month-to-month basis, or (3) selling the equipment to an equipment broker or leasing the equipment to a different customer. The remarketing process is intended to enable us to recover or exceed the original estimated residual value of the leased equipment. Any amounts received over the estimated residual value less any commission expenses become profit margin to us and can significantly impact the degree of profitability of a lease transaction.

We aggressively manage the remarketing process of our leases to maximize the residual values of our leased equipment portfolio. To date, we have realized a premium over our original recorded residual assumption or the net book value.

Financing and Bank Relationships. We have a number of bank and finance company relationships that we use to provide working capital for our businesses and long-term financing for our lease financing businesses. Our finance department is responsible for maintaining and developing relationships with a diversified pool of commercial banks and finance companies with varying terms and conditions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Risk Management and Process Controls. It is our goal to minimize the financial risks of our balance sheet assets. To accomplish this goal, we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have internal control processes, including credit management, contract origination and management, cash management, servicing, collections, remarketing and accounting. We may utilize non-recourse financing (which is secured by a lease’s underlying equipment and the specific lease and not our general assets) for our leasing transactions and we try to obtain lender commitments before acquiring the related assets.

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

We have an executive management review process and other internal controls in place to evaluate the transactions’ potential risk. Our lease and sale contracts are reviewed by senior management for pricing, structure, documentation, and credit quality. Due in part to our strategy of focusing on a few types of equipment categories, we have product knowledge, historical re-marketing information and experience with many of the items that we lease, sell, and service. We rely on our experience or outside opinions to set and adjust our sale prices, lease rate factors, and residual values.

Default and Loss Experience.  During the fiscal year ended March 31, 2010, we increased reserves for credit losses by $728 thousand, incurred actual credit losses of $353 thousand and had recoveries of $118 thousand. During the fiscal year ended March 31, 2009, we increased reserves for credit losses by $364 thousand, incurred actual credit losses of $420 thousand and had recoveries of $91 thousand.

EMPLOYEES

As of March 31, 2010, we employed 642 full-time and 19 part-time employees.  These 661 employees operated through 25 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

Number of Employees
Sales and Marketing	268
Technical Support	152
Administration	169
Software and Implementations	63
Executive	9
Total	661

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

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2010.  There are no family relationships between any director or executive officer and any other director or executive officer of ePlus.

NAME	AGE	POSITION

Phillip G. Norton	65	Director, Chairman of the Board, President and Chief Executive Officer

Bruce M. Bowen	58	Director and Executive Vice President

Elaine D. Marion	42	Chief Financial Officer

Mark P. Marron	48	Chief Operating Officer

Steven J. Mencarini	54	Senior Vice President of Business Operations

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

Mark P. Marron joined our subsidiary ePlus Technology, inc. in 2005 as Senior Vice President of Sales.  On April 22, 2010 he was appointed as Chief Operating Officer of ePlus inc. and President of ePlus Technology, inc. Prior to joining us, from 2001 - 2005 Mr. Marron was with NetIQ, where he held the position of senior vice president of worldwide sales. Prior to joining NetIQ, Mr. Marron served as general manager of worldwide channel sales for Computer Associates International Inc. Mr. Marron has a Bachelor’s of Science degree in Computer Science from Montclair State University.

Steven J. Mencarini joined us in June 1997.  On September 1, 2008, he became our Senior Vice President of Business Operations.  Prior to that, he served as our Chief Financial Officer.  Prior to joining us, Mr. Mencarini was Controller of the Technology Management Group of CSC. Mr. Mencarini joined CSC in 1991 as Director of Finance and was promoted to Controller in 1996. Mr. Mencarini is a 1976 graduate of the University of Maryland and received a Masters of Taxation from American University in 1985.

Each of our executive officers is chosen by the Board and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she resigns or is removed by the Board.

ITEM 1A.  RISK FACTORS

General Economic Weakness May Harm Our Operating Results and Financial Condition

Our results of operations are dependent, to a large extent, upon the state of the economy. Global economies and financial markets continue to experience significant uncertainty and volatility. Continued adverse economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. In addition, many state and local governments who are our customers are experiencing financial difficulties which are causing budget shortfalls and resulting in decreased demand for our products and services. As a result, our revenues could decrease and reserves for our credit losses and write-offs of accounts receivable may increase. During the fiscal year ended March 31, 2010, sales of product and services decreased 1.3% to $627.8 million compared to the last fiscal year.

The Soundness of Financial Institutions Could Adversely Affect Us

We have relationships with many financial institutions, including the lender under our credit facility, and, from time to time, we execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to access credit facilities or complete transactions as intended, which could adversely affect our business and results of operations.

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

We determined that our goodwill related to the Leasing business unit was impaired, resulting in a non-cash impairment charge of $4.0 million during the third quarter of fiscal 2010.

If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken.

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

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, or other factors, would adversely affect the current or residual values of such equipment. Further, certain equipment residual values are dependent on the manufacturer’s or vendor’s warranties, reputation and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

We Depend on Having Creditworthy Customers

Our leasing and technology sales business requires sufficient amounts of debt and equity capital to fund our equipment purchases. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, we may find it difficult to continue to obtain the capital we require and our business, operating results and financial condition may be harmed. In addition to the impact on our ability to attract capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, operating results and financial condition. Our lenders have reduced their demand for non-investment grade leases which has made financing lower credit customers more difficult or impossible in some cases.

Changes in the IT Industry and/or Rapid Changes in Product Standards May Result in Substantial Inventory Obsolescence and May Reduce Demand for the IT Hardware, Software and Services We Sell

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades or methods of distribution. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. Sales of products and services can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes.

We May Not Reserve Adequately for Our Credit Losses

Our reserve for credit losses reflects management’s judgment of the loss potential of our lease portfolio and accounts receivable. Our management bases its judgment on the nature and financial characteristics of our obligors, general economic conditions and our bad debt experience. We also consider delinquency rates and the value of the collateral underlying the finance receivables. We cannot be certain that our consolidated reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If our reserves for credit losses are not adequate, our business, operating results and financial condition may suffer.

We Rely on Inventory and Accounts Receivable Financing Arrangements

The loss of the technology sales business segment’s credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and the operational function of our accounts payable process. Our credit agreement contains various net worth and debt covenants that must be met each quarter. There can be no assurance that we will continue to meet those debt covenants and failure to do so may limit availability of, or cause us to lose, such financing.  There can be no assurance that such financing will continue to be available to us in the future on acceptable terms.

We May Not Adequately Protect Ourselves Through Our Contract Vehicles or Insurance Policies

We may not properly create contracts to protect ourselves against the risks inherent in our business including, but not limited to, warranties, limitations of liability, human resources and subcontractors, patent and product liability, and financing activities. Despite the non-recourse nature of the loans financing our activities, non-recourse lenders have, in the past, brought suit when the underlying transaction turns out poorly for the lenders. We have vigorously defended such cases in the past and will do so in the future, however, investors should be aware that we are subject to such suits and the cost of defending such suits due to the nature of our business.

Costs to Protect Our Intellectual Property May Affect Our Earnings

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

Capital Spending by Our Customers May Decrease

We rely on our customers to purchase capital equipment from us to maintain or increase our earnings. If there is a further decline in the economy, or an increase in competition, sales of capital equipment may decrease, thus adversely affecting our earnings.  As a result of the recent economic turbulence and overall softening in the economy, our customers have generally delayed their investment in capital equipment and we have experienced a decrease in total sales.  Continued weakness in the economy could continue to adversely affect our results of operations and cash flows.

We Face Substantial Competition From Larger Companies As Well As Our Vendors and Financial Partners

In our reseller business, manufacturers may choose to market their products directly to end-users, rather than through resellers such as our company, and this could adversely affect our future sales.  In addition, a reduction in the amount of credit granted to us by our vendors and financial partners could increase our need for and cost of working capital and have a material adverse effect on our business, results of operations and financial condition. Many competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than us and, therefore, current gross margins may not be maintainable.  In addition, we do not have guaranteed commitments from our customers and, therefore, our sales volume may be volatile.

In our leasing business, we face competition from many sources including much larger companies with greater financial resources.  Our competition may even come from some of our vendors or financial partners who choose to market directly to customers.  Our competition may lower lease rates in order to increase market share.

We May Experience A Reduction in the Incentive Programs Offered to Us by Our Vendors

We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. These programs are usually of finite terms and may not be renewed or may be changed in a way that has an adverse effect on us.   Vendor funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives, particularly related to incentive programs with our largest partners, HP and Cisco, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes would have a material adverse effect on our business, results of operations and financial condition.

There is a Risk that We Could Lose a Large Customer Without Being Able to Find a Ready Replacement

For the fiscal year 2010, no one customer accounted for 10% or more of our total revenues. Our top twenty-five customers in fiscal year 2010 represented an aggregate of approximately 35.7% of total revenue.

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

We May Not Be Able to Hire and Retain Personnel That We Need to Succeed

To increase market awareness and sales of our offerings, we may need to expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical support. For example, our sales and engineering candidates must have highly technical hardware and software knowledge in order to suggest a customized solution for our customers’ business processes. Competition for qualified sales, marketing and technical personnel fluctuates depending on market conditions and we might not be able to hire or retain sufficient numbers of such personnel to maintain and grow our business. Increasingly, our competitors are requiring their employees to agree to non-compete and non-solicitation agreements as part of the employment, and this could make it more difficult for us to hire those persons.

We Do Not Have Long-term Supply or Guaranteed Price Agreements with Our Vendors

The loss of a key vendor or manufacturer or changes in their policies could adversely impact our ability to sell. In addition, violation of a contract that results in either the termination of our ability to sell the product or a decrease in our certification with the manufacturer could adversely impact our earnings.

We May Not Have Designed Our Information Technology Systems to Support Our Business without Failure

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

Our Earnings May Fluctuate, Which Could Adversely Affect the Price of Our Common Stock

Our earnings are susceptible to fluctuations for a number of reasons, including the impact of the economic environment on our customers’ procurement levels, the outcome of litigation, interest rates, decrease in funds received from incentive programs from manufacturers, impairment or other charges, and increases in our costs of goods sold and overhead expenses. In the event our revenues or net income are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock.

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

Our Ability to Consummate and Integrate Acquisitions May Materially and Adversely Affect Our Profitability if We Fail to Achieve Anticipated Revenue Improvements and Cost Reductions

Our ability to successfully integrate the operations we acquire to reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully.  Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our margins and return on investment.  In addition, we may acquire entities with unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

The Electronic Commerce Business-to-Business Solutions Market Is Highly Competitive and We May Not Be Able to Compete Effectively

The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We may not be able to compete successfully against current or future competitors, and competitive pressures faced by us may harm our business, operating results or financial condition. In addition, the market for electronic procurement solutions is evolving. Our strategy of providing an Internet-based electronic commerce solution may not be successful, or we may not execute it effectively. Accordingly, our solution may not be widely adopted by businesses.

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

Our Officers and Directors Own a Significant Amount of Our Common Stock and May be Able to Exert a Significant Influence over Corporate Matters

Our officers and directors beneficially own, in the aggregate, approximately 51% of our outstanding common stock as of March 31, 2010.  As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of ePlus and consequently could affect the market price of our common stock.

If Our Products Contain Defects, Our Business Could Suffer

Products as complex as those used to provide our electronic commerce solutions often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new products or enhancements to existing products.  Undetected errors or performance problems may not be discovered in the future and errors considered by us to be minor may be considered serious by our customers.  In addition, our customers may experience a loss in connectivity by our hosted solution as a result of a power loss at our data center, internet interruption or defects in our software. This could result in lost revenues, delays in customer acceptance or unforeseen liabilities that would be detrimental to our reputation and to our business.

If We Publish Inaccurate Catalog Content Data, Our Business Could Suffer

Any defects or errors in catalog content data could harm our customers or deter businesses from participating in our offering, damage our business reputation, harm our ability to attract new customers, and potentially expose us to legal liability. In addition, from time to time vendors who provide us electronic catalog data could submit to us inaccurate pricing or other catalog data. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products or result in inaccurate pricing to our customers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of March 31, 2010, we operated from 25 office locations, six of which are home-based offices. Our total leased square footage as of March 31, 2010, was approximately 153 thousand square feet for which we incurred rent expense of approximately $233 thousand per month. Some of our companies operate in shared office space to improve sales, marketing and cost efficiency.  Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of employees as of March 31, 2010, the square footage and the general office functions.

Location	Company	Employees	Square Footage	Function

Herndon, VA	ePlus Group, inc. ePlus Technology, inc. ePlus Government, inc. ePlus Document Systems, inc.	255	55,880	Corporate and subsidiary headquarters, sales office, technical support and warehouse
Pittsford, NY	ePlus Systems, inc.	20	2,577	Sales office and technical development
Pottstown, PA	ePlus Technology, inc.	56	14,303	Sales office, technical support and warehouse
Sunnyvale, CA	ePlus Technology, inc.	44	11,200	Sales office, technical support and warehouse
Hauppauge, NY	ePlus Technology, inc.	25	8,370	Sales office, technical support and warehouse
Hamilton, NJ	ePlus Technology, inc.	22	8,000	Sales office and technical support
Canton, MA	ePlus Technology, inc.	27	6,228	Sales office and technical support
New York, NY	ePlus Technology, inc.	17	5,121	Sales office and technical support
Wilmington, NC	ePlus Technology, inc.	16	4,000	Sales office and technical support
Columbia, MD	ePlus Technology, inc.	17	3,589	Sales office and technical support
Raleigh, NC	ePlus Group, inc. ePlus Technology, inc.	14	7,296	Sales office-shared, technical support and warehouse
Houston, TX	ePlus Content Services, inc.	20	9,813	Sales office and technical support
Avon, CT	ePlus Systems, inc.	10	2,345	Sales office and technical development
Dallas, TX	ePlus Technology, inc.	10	3153	Sales office and technical support
Austin, TX	ePlus Technology, inc.	23	3,190	Sales office and technical support
Other Office Locations		18	7,825	Sales offices and technical support
Home Offices/Customer Sites		67
Total		661

Our largest office location is in Herndon, VA, which has a lease expiration date of December 31, 2014. We have the right to terminate the least on December 31, 2012 in the event the facility no longer meets our needs, by giving six months’ prior written notice, with no penalty fee.

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

We filed suit against one of our lenders, Banc of America Leasing and Capital, LLC (“BoA”), in the Superior Court in the State of California, County of San Diego (“Superior Court”) seeking to recover losses relating to the Cyberco transaction.  In December, 2009, the Supreme Court of California denied BoA’s Petition for Review of the California Court of Appeal’s reversal of the trial court’s dismissal of the case, and the matter has been remanded to the trial court. We are also the defendant in one Cyberco-related case, in which BoA filed a lawsuit against ePlus in the Circuit Court for Fairfax County, Virginia, on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco matter.  ePlus Group has already paid to BoA $4.3 million, which was awarded to BoA in a prior lawsuit regarding the Cyberco matter.  The suit against ePlus inc. seeks attorneys’ fees BoA incurred in ePlus Group’s appeal of BoA’s suit against ePlus Group, expenses BoA incurred in Cyberco’s bankruptcy proceedings, attorneys’ fees incurred by BoA in defending the above-referenced case in the Superior Court in California, and all attorneys’ fees and costs BoA has incurred arising in any way from the Cyberco matter.  The trial in this suit has been stayed pending the outcome of ePlus Group’s suit against BoA in California.  We are vigorously defending the suit against us by BoA.  We cannot predict the outcome of this suit.

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

Other Matters

The shareholder derivative action that was filed against us in 2007 has been concluded.  In April 2010, a Stipulation of Dismissal was filed with the United States Court of Appeals for the District of Columbia Circuit, dismissing the plaintiff’s appeal of the trial court’s dismissal of the action. The suit, which related to stock option practices, named ePlus inc. as nominal defendant and personally named eight individual defendants who at the time were directors and/or executive officers of ePlus.

We may become party to various legal proceedings arising in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At March 31, 2010, our common stock traded on The Nasdaq Global Market (“NASDAQ”) under the symbol “PLUS.”  The following table sets forth the range of high and low closing prices for our common stock during each quarter of the two fiscal years ended March 31, 2010 and 2009.

Quarter Ended	High	Low

Fiscal Year 2009
June 30, 2008	$13.80	$9.50
September 30, 2008	$13.85	$10.82
December 31, 2008	$10.99	$8.01
March 31, 2009	$12.33	$10.16

Fiscal Year 2010
June 30, 2009	$15.45	$11.50
September 30, 2009	$16.88	$14.59
December 31, 2009	$16.65	$15.02
March 31, 2010	$17.55	$15.54

On May 28, 2010, the closing price of our common stock was $17.50 per share.  On May 28, 2010, there were 155 shareholders of record of our common stock. We believe there are over 1,500 beneficial holders of our common stock.

DIVIDEND POLICIES AND RESTRICTIONS

Holders of our common stock are entitled to dividends if and when declared by our Board of Directors (“Board”) out of funds legally available.  We have never paid a cash dividend to stockholders. We have retained our earnings for use in the business. Therefore, the payment of cash dividends on our common stock is unlikely in the foreseeable future. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2010.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2009 through April 30, 2009	937	$11.00	937	461,228	(2)
May 1, 2009 through September 15, 2009	-	-	-	461,228	(3)
September 16, 2009 through September 30, 2009	14,858	$15.37	14,858	485,142	(4)
October 1, 2009 through October 30, 2009	24,474	$15.40	39,332	460,668	(5)
November 1, 2009 through November 30, 2009	25,585	$15.59	64,917	435,083	(6)
December 1, 2009 through December 31, 2009	95,207	$16.26	160,124	339,876	(7)
January 1, 2010 through January 31, 2010	54,759	$16.35	214,883	285,117	(8)
February 1, 2010 through February 15, 2010	101,288	$16.27	316,171	183,829	(9)
February 16, 2010 through February 28, 2010	22,865	$16.20	22,865	477,135	(10)
March 1, 2010 through March 31, 2010	37,994	$16.84	60,859	439,141	(11)

(1)	All shares acquired were in open-market purchases or purchases that otherwise comply with Exchange Act Rule 10b-18.

(2)
The share purchase authorization in place for the month ended April 30, 2009 had purchase limitations on the number of shares of up to 500,000 shares.  As of April 30, 2009, the remaining authorized shares to be purchased were 461,228.

(3)	No shares were purchased from May 1, 2009 through September 15, 2009.

(4)
The Board authorized a repurchase plan for 500,000 shares on August 14, 2009, over a 12-month period with an effective date of September 16, 2009. The share purchase authorization in place from September 16, 2009 to September 30, 2009 had purchase limitations on the number of shares of up to 500,000 shares for the authorization period. As of September 30, 2009, the remaining authorized shares to be purchased were 485,142.

(5)
The share purchase authorization in place from October 1, 2009 to October 31, 2009 had purchase limitations on the number of shares of up to 500,000 shares for the authorization period. As of October 31, 2009, the remaining authorized shares to be purchased were 460,668.

(6)
The share purchase authorization in place from November 1, 2009 to November 30, 2009 had purchase limitations on the number of shares of up to 500,000 shares for the authorization period. As of November 30, 2009, the remaining authorized shares to be purchased were 435,083.

(7)
The share purchase authorization in place from December 1, 2009 to December 31, 2009 had purchase limitations on the number of shares of up to 500,000 shares for the authorization period. As of December 31, 2009, the remaining authorized shares to be purchased were 339,876.

(8)
The share purchase authorization in place from January 1, 2010 to January 31, 2010 had purchase limitations on the number of shares of up to 500,000 shares for the authorization period. As of January 31, 2010, the remaining authorized shares to be purchased were 285,117.

(9)
The share purchase authorization in place from February 1, 2010 to February 15, 2010 had purchase limitations on the number of shares of up to 500,000 shares for the authorization period. As of February 15, 2010, the remaining authorized shares to be purchased were 183,829.

(10)
The Board amended our current repurchase plan on February 12, 2010 with an effective date of February 16, 2010. The share purchase authorization in place from February 16, 2010 to February 28, 2010 had purchase limitations on the number of shares of up to 500,000 shares for the authorization period. As of February 28, 2010, the remaining authorized shares to be purchased were 477,135.

(11)
The share purchase authorization in place from March 1, 2010 to March 31, 2010 had purchase limitations on the number of shares of up to 500,000 shares for the authorization period. As of March 31, 2010, the remaining authorized shares to be purchased were 439,141.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 12, “Stock Repurchase” to our Consolidated Financial Statements included elsewhere in this report.

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

Financial Summary

During the year ended March 31, 2010, total revenue decreased 2.0% to $684.3 million while total costs and expenses decreased 1.9% to $663.2 million. Net earnings decreased 0.7% to $12.7 million, as compared to the prior fiscal year.  During the first half of our 2010 fiscal year, the economy contracted and our sales followed. However, the contraction of the economy appears to have stabilized and we have had sequential revenue growth over the past four quarters. In addition, we had a 34.5% increase in revenue for the fourth quarter of fiscal year 2010 compared to the same period last year. Net earnings for the year ended March 31, 2010 included patent license and settlement income of $3.5 million and a goodwill impairment charge of $4.0 million for the Leasing reporting unit. During the third quarter when preparing the annual impairment test, the weakened U.S. economy and the global credit crisis had accelerated the reduction in demand for leasing. As a result of this reduced demand and a reduction in our overall portfolio from prior sales of tranches of leases in our portfolio, we projected a temporary decline in revenue in our Leasing reporting unit, which lowered the fair value estimates of the reporting unit and resulted in a full impairment of this reporting unit’s goodwill.

Gross margin for product and services was 14.1% during the year ended March 31, 2010 compared to 13.9% during the year ended March 31, 2009. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers.  In addition, in certain circumstances, we may modify terms with our vendors in order to achieve better incentives which may enhance gross margin. Cash decreased $22.7 million or 21.1% to $85.1 million at March 31, 2010 compared to March 31, 2009. The decrease in cash was due, in part, to a gradual increase in sales during the current fiscal year, which increased accounts receivable and inventory; the deferment of non-recourse financing associated with certain lease investments to increase interest earnings and a corresponding growth in lease investments; and our share repurchase program.

The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption. As a result of the financial market turmoil, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy is somewhat uncertain. This has caused our current and potential customers to delay or reduce technology purchases, which has reduced sales of our products and services. Continuing deterioration of economic conditions could cause our current and potential customers to further delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Restrictions on credit may impact economic activity and our results. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, financial market disruption may adversely affect our access to additional capital.

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

Our technology sales business segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our Consolidated Statements of Operations under sales of product and services and fee and other income.  Customers who purchase information technology equipment from us may have Master Purchase Agreements (“MPAs”) with us which stipulate the terms and conditions of our relationship. Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day termination for convenience clauses. Our other customers place orders using purchase orders without an MPA in place or with other documentation customary for the business. Our services engagements are often governed by Master Services Agreements (“MSAs”) which may contain specific Statements of Work (“SOWs”) and other terms and conditions customary in the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of CISCO, Hewlett Packard and Sun Microsystem products, which represent approximately 37%, 18% and 7% of sales of product and services, respectively, for the year ended March 31, 2010, as compared to 36%, 18% and 6% of sales, respectively, for the year ended March 31, 2009.

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

We endeavor to minimize the cost of sales in our technology sales business segment through vendor consideration programs provided by manufacturers and other incentives provided by our distributors. The programs provided by manufacturers are generally governed by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorizations are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our major manufacturers:

Manufacturer	Manufacturer Authorization Level

Hewlett Packard	HP Preferred Elite Partner (National)
Cisco Systems	Cisco Gold DVAR (National)
Advanced Wireless LAN
Advanced Unified Communications
Advanced Data Center Storage Networking
Advanced Routing and Switching
Advanced Security
ATP Video Surveillance
ATP Telepresence
ATP Rich Media Communications
Master Security Specialization
Master UC Specialization
Microsoft	Microsoft Gold (National)
Oracle Gold Partner	Sun SPA Executive Partner (National)
Sun National Strategic DataCenterAuthorized
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
NetApp	NetApp STAR Partner
Citrix Systems, Inc.	Citrix Gold (National)

We also generate revenue in our technology sales business segment through hosting arrangements and sales of our Internet-based business-to-business supply chain management software. These revenues are reflected on our Consolidated Statements of Operations under fee and other income. In addition, fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) agent fees received from various manufacturers; (4) settlement fees related to disputes or litigation; and (5) interest and other miscellaneous income.

Financing Business Unit

The financing business segment offers lease financing solutions to corporations and governmental entities nationwide. The financing business unit derives revenue from leasing primarily information technology equipment and sales of leased equipment. These revenues are reflected under lease revenues and sales of leased equipment on our Consolidated Statements of Operations.

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

We expect to expand or open new sales locations and hire additional staff for specific targeted market areas in the near future whenever we can find both experienced personnel and desirable geographic areas.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) established the Codification as the source of authoritative U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. The FASB will no longer issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide bases for conclusions on the change(s) in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. We have updated our disclosures and consolidated financial statements to reflect the new Codification. In the description of the Codification and Accounting Standards Updates throughout the report, references in italics relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In December 2009, the FASB issued an update to amend Subsequent Events in the Codification that requires an SEC filer and conduit debt obligor to evaluate subsequent events through the date the financial statements are issued.  All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. In addition, SEC filers are exempt from disclosing the date through which subsequent events have been evaluated. This update is effective immediately for us for financial statements that are issued or revised.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification. This update removes the concept of a qualifying special-purpose entity and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update will be effective for us beginning April 1, 2010. We are currently evaluating the future impact this update will have on our results of operations and financial condition.

In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria that we use to determine whether a multiple deliverable arrangement involves more than one unit of accounting. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our  results of operations and financial condition.

Concurrently to issuing the above update, the FASB also issued another update to the Codification that excludes certain software from the scope of software revenue recognition guidance. If software is contained in a tangible product and is essential to the tangible product's functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our results of operations and financial condition.

In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years We are currently evaluating the timing and the effect that adoption of this update will have on our results of operations and financial condition.

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

We also sell services that are performed in conjunction with product sales, and recognize revenue only when the delivered item(s) has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s), and delivery of the undelivered item(s) is probable and substantially under our control. For most of the arrangements with multiple deliverables (hardware and services), we generally cannot establish reliable evidence of the fair value of the undelivered items.  Therefore, the majority of revenue from these services and hardware sold in conjunction with the services, is recognized when the service is complete and we have received an acceptance certificate. However, in some cases, we do not receive an acceptance certificate and we estimate the completion date based upon our records.

RESIDUAL VALUES.  Residual values represent our estimated value of the equipment at the end of the initial lease term. The residual values for direct financing and sales-type leases are included as part of the investment in direct financing and sales-type leases. The residual values for operating leases are included in the leased equipment's net book value and are reported in the investment in leases and leased equipment—net. Our estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions and the term of the lease. In some cases, we obtain third party appraisals of the residual values.

We evaluate residual values on a quarterly basis and record any required impairments of residual value, in the period in which the impairment is determined. Residual values may be affected by equipment supply and demand and by new product announcements by manufacturers.

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

We review our goodwill for impairment annually, or more frequently, if events or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We have reportable segments based on the product and services offered – financing business segment and technology sales business segment. Below our reportable segments are reporting units. For the purpose of testing for impairment, we have four distinct reporting units: Leasing, Technology, Software procurement and Software document management.  In determining reporting units, we consider factors such as nature of products, nature of production, type of customer, management and the availability of separate and distinct financial statements for each entity. We do not have any goodwill remaining in our Software procurement and Leasing reporting unit.

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

During the third quarter when preparing our annual impairment test, the U.S. economy and the global credit crisis weakened the demand for leasing. As a result of this reduced demand and a reduction in our overall portfolio from prior sales of tranches of leases in our portfolio, we projected a temporary decline in revenue in our Leasing reporting unit, which lowered the fair value estimates of the reporting unit. The result of averaging the estimated fair value computed using the guideline public company and the discounted cash flow methods was that the fair value of the Leasing reporting was below its carrying value.

As a result, during the three months ended December 31, 2009, we recorded an estimated impairment charge of $4.0 million in our Leasing reporting unit. This represented the full amount of goodwill recorded for the Leasing reporting unit. We believed that after assigning the fair value of the Leasing reporting unit to all of the assets and liabilities, during the second step of the goodwill testing, there would be not be any excess fair value over the amounts assigned to allocate to goodwill. Therefore, the Leasing reporting unit’s goodwill was fully impaired at October 1, 2009.

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

During the fourth quarter of fiscal 2010, we performed the second step of the goodwill impairment test in accordance with Codification Topic Intangibles- Goodwill and Other. Based on this analysis, no additional impairment was recorded. We did not have any triggering events between our annual test date and March 31, 2010. We have $16.5 million and $1.1 million of goodwill remaining in our Technology and Software Document Management reporting units, respectively.

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

SALES RETURNS ALLOWANCE. The allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services.  Management’s determination of the adequacy of the reserve is based on an evaluation of historical sales returns and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of product sold.

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

RESULTS OF OPERATIONS

The Year Ended March 31, 2010 Compared to the Year Ended March 31, 2009

REVENUES

Total Revenues. We generated total revenues during the year ended March 31, 2010 of $684.3 million, compared to revenues of $698.0 million for the year ended March 31, 2009, a decrease of 2.0%.

Sales of product and services.  Sales of product and services decreased 1.3% to $627.8 million during the year ended March 31, 2010, compared to $636.1 million during last fiscal year.  During the first half of fiscal 2010, the economic downturn resulted in our customers' tendency to postpone technology equipment investments. However, we have had sequential growth in sales of product and services for the past four quarters. Sales of product and services increased 17.7% from fourth quarter fiscal 2009 to first quarter 2010, 12.0% from first to second quarter, 3.8% from second to third quarter and 2.3% from third to fourth quarter of fiscal year 2010.  Sales of product and services represented 91.7% and 91.1% of total revenue during the year ended March 31, 2010 and 2009, respectively.

At March 31, 2010, our open orders from customers increased approximately $20.0 million over last year. This increase was a result of increased orders from customers towards the later part of the quarter ended March 31, 2010, as well as orders that were not fulfilled by our vendors in their normal time frames.

In addition, we had deferred revenue of $22.3 million, an increase of approximately $10.0 million at March 31, 2010, as compared to March 31, 2009, related to bundled hardware and service arrangements that were not completed by the end of the quarter. We will recognize revenue on multiple deliverable revenue arrangements when the services are completed.

Gross Margin. We realized a gross margin on sales of product and services of 14.1% and 13.9% for the years ended March 31, 2010 and 2009, respectively.  Our gross margin on sales of product and services was affected by an increase in incentives provided to us by our vendors. In addition, our gross margin was also affected by our customers’ investment in technology equipment and the mix and volume of product and services sold. There are ongoing changes to the programs offered to us by our vendors which may be affected by the current economic conditions and thus, we may not be able to maintain the level of manufacturer incentives we currently are receiving, which may cause gross margins to decrease.

Lease revenues. Lease revenues can be broadly categorized into two types - income generated from the lease portfolio, including income from direct-financing leases and rent from operating leases, and other lease-related income, including lease sales, sales of leased assets to lessees and end of term income. Lease revenues decreased $6.6 million, or 14.8% to $37.9 million for the year ended March 31, 2010, compared to $44.5 million during the prior year. Earnings from direct financing and operating leases during the leases’ original or extended terms decreased about $3.4 million as compared to same period last year as a result of a smaller lease portfolio throughout the year. At March 31, 2010, we had $153.6 million of investment in leases compared to $119.3 million last year. A large portion of the increase over last year occurred late in the fourth quarter, and therefore, these leases were not generating earnings for us throughout the year.  Partially offsetting the decrease in lease revenue was the sales of lease assets to lessee, which increased about $1.0 million to $10.6 million for the year ended March 31, 2010. These purchases by lessees fluctuate primarily based upon portfolio maturity dates and amounts. Other components of lease revenue including sales of leases and income related to end of lease transactions also decreased about $3.9 million as compared to the same period last year.

Sales of leased equipment.  We also recognize revenue from the sale of leased equipment to non-lessee third parties. Sales of leased equipment are proceeds from the sales of leased assets and underlying leases to non-lessee third parties. Sales of leased equipment fluctuate from quarter to quarter because management determines the timing of such sales as a component of our risk-mitigation process, which we conduct periodically to diversify our portfolio by customer, equipment type, and residual value investments. During the year ended March 31, 2010, sales of leased equipment increased 16.8% to $5.4 million, compared to $4.6 million during the prior year. Gross margins recognized on the sales of leased equipment are 2.0% and 5.6%, for the years ended March 31, 2010 and 2009, respectively. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale.

Fee and other income.  For the year ended March 31, 2010, fee and other income decreased 24.7% to $9.6 million, compared to $12.8 million during the prior year. These decreases were primarily driven by decreases in software and related consulting revenue, decreases in fee income in our leasing segment driven by a decrease in remarketing income and litigation-related recoveries, agent fees from manufacturers and short-term investment income for the year ended March 31, 2010. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Patent license and settlement income. During the year ended March 31, 2010, we entered into settlement and license agreements with three defendants wherein the complaint was dismissed with prejudice and each defendant was granted a license in specified ePlus patents, which resulted in payments totaling $3.5 million.

These settlement agreements were the result of a lawsuit filed against four defendants alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. One such agreement includes an additional payment of $125 thousand due on or before October 20, 2010. This payment has not been recognized in our Consolidated Statement of Operations because collectability is not reasonably assured. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

COSTS AND EXPENSES

Cost of sales. During the year ended March 31, 2010, cost of sales, product and services decreased 1.6 % to $539.2 million, compared to $548.0 million during the prior year. This decrease corresponded to the decrease in sales of product and services in our technology sales business unit. Cost of sales, products and services is also affected by incentives from manufacturers, product mix and volume. Cost of sales, leased equipment increased 21.3% to $5.3 million during the year ended March 31, 2010, compared to $4.4 million for the year ended March 31, 2009.  Cost of sales, leased equipment is the net book value of the leased assets recorded at the time of the sale. This increase corresponds to the increase in sales of leased equipment to non-lessee third parties in our financing business segment.

Direct lease costs. During the year ended March 31, 2010, direct lease costs decreased 24.9% to $10.7 million as compared to $14.2 million during the prior fiscal year. The largest component of direct lease costs is depreciation expense for operating lease equipment. Our investment in operating leases decreased 10.1% to $20.3 million at March 31, 2010 compared to $22.5 million at March 31, 2009 primarily due to the sale of a number of lease schedules in the prior fiscal year and a reduction in the origination of operating leases.

Professional and other fees.  During the year ended March 31, 2010, professional and other fees increased 50.2% to $10.8 million, compared to $7.2 million during the prior year.  These increases are primarily due to increased legal expense related to the patent infringement litigation, partially offset by lower fees pertaining to our financial statement audit during the same periods last year. These types of patent infringement cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Salaries and benefits.  During the year ended March 31, 2010, salaries and benefits expense decreased 2.3% to $74.6 million, compared to $76.4 million during the prior year.  We employed 661 people at March 31, 2010 as compared to 656 people at March 31, 2009. This decrease is driven by lower salaries, benefits and commission expenses, partially offset by increases in share-based compensation expense and certain incentive bonuses compared to prior year.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the year ended March 31, 2010 and 2009, our expenses for the plan were approximately $377 thousand and $369 thousand, respectively.

General and administrative expenses.  During the year ended March 31, 2010, general and administrative expenses decreased 6.1% to $14.4 million, as compared to $15.3 million in the prior fiscal year. These decreases are driven by lower expenses in insurance, depreciation, travel and supplies, partially offset by increases in certain telephone and data expenses and software licenses.

Interest and financing costs.  Interest and financing costs decreased 28.8% to $4.1 million during the year ended March 31, 2010, as compared to $5.8 million during the prior year. This decrease is primarily driven by lower interest costs and related expenses as a result of lower non-recourse note balances. Non-recourse notes payable decreased 37.0% to $53.6 million at March 31, 2010 as compared to $85.0 million at March 31, 2009.

Income taxes. Our provision for income taxes decreased $0.9 million to $8.3 million for the year ended March 31, 2010. Our effective income tax rates for the years ended March 31, 2010 and 2009 were 39.6% and 41.8%, respectively. The decrease in effective income tax rate is due to a reduction in state income tax, and state and foreign tax valuation allowance, partially offset by an increase in non-deductible compensation expense.

Net Earnings. The foregoing resulted in net earnings of $12.7 million for the year ended March 31, 2010, a decrease of 0.7% as compared to $12.8 million in the prior fiscal year.

Basic and fully diluted earnings per common share were $1.54 and $1.50, respectively, for the year ended March 31, 2010. Basic and fully diluted earnings per common share were $1.56 and $1.52, respectively, for the year ended March 31, 2009.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2010 were 8,267,374, and 8,469,226, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2009 were 8,219,218 and 8,453,333, respectively.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2010	2009
Net cash (used in) provided by operating activities	$(37,015)	$21,214
Net cash used in investing activities	(5,834)	(1,340)
Net cash provided by financing activities	20,199	29,592
Effect of exchange rate changes on cash	(61)	(101)
Net (decrease) increase in cash and cash equivalents	$(22,711)	$49,365

Cash Flows from Operating Activities. Cash used in operating activities totaled $37.0 million in the year ended March 31, 2010, compared to cash provided by operations of $21.2 million during the prior fiscal year.  Cash flows used in operations for the year ended March 31, 2010 resulted primarily from $71.9 million in cash used by investment in direct financing and sales type leases—net. Our investment in direct financing and sales-type leases—net increased $36.5 million on our Consolidated Balance Sheets (see Note 2, “Investment in Leases and Leased Equipment—net,”) during the year ended March 31, 2010. The schedule of non-cash investing and financing activities contained repayments of $41.9 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse debt. This direct repayment from our lessees directly to our lenders is not reflected in our cash used in operating activities and hence, had the effect of increasing our cash used in operating activities. In addition, there was an increase in accounts receivable that resulted in cash used in operating activities of $26.8 million. The increase in accounts receivable is consistent with the increase in sales of product and services from fourth quarter of fiscal year 2010 over the previous fourth quarter of fiscal 2009. Sales of product and services increased about 41% from $120.5 million during the fourth quarter of 2009 to $170.0 million during the fourth quarter of 2010. The effect of the increase in sales of product and services on accounts receivable is partially offset by an increase in collection during the fourth quarter of fiscal 2010. These changes are partially offset by favorable changes in balances of accounts payable – equipment and depreciation and amortization expenses. Accounts payable – equipment increased approximately $38.0 million at March 31, 2010 compared to last year.  This increase is related to the purchase of equipment for lease during the month of March.

Cash Flows from Investing Activities. Cash used in investing activities increased to $5.8 million during the year ended March 31, 2010, as compared to $1.3 million during the prior fiscal year.  This increase was primarily driven by cash used in purchases of operating lease equipment of $10.2 million, partially offset by proceeds from sale or disposal of operating lease equipment of $5.2 million.

Cash Flows from Financing Activities. Cash provided by financing activities was $20.2 million for the year ended March 31, 2010, mostly driven by borrowings of non-recourse notes payable for our Leasing segment and borrowings from our floor plan facility. The schedule of non-cash investing and financing activities contained a repayment of $41.9 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse debt. This repayment from our lessees directly to our lenders is not reflected in our cash provided by financing activities and hence, had the effect of decreasing our cash used in repayment of non-recourse debt. In addition, we generated $3.1 million from proceeds from the issuance of capital stock as a result of stock option exercises.  These changes are partially offset by our repayments of non-recourse debt of $6.3 million and repurchases of common stock of $6.1 million.

Compared to the same period last year, cash provided by financing activities decreased $9.9 million primarily as a result of a net decrease of $8.1 million from borrowings of non-recourse debt and floor plan facility.

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

The financing necessary to support our leasing activities has principally been provided by non-recourse borrowings. Given the current market, we have been monitoring our exposure closely and conserving our capital. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources, however, pricing has increased and has become more volatile. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At March 31, 2010, our lease-related non-recourse debt portfolio decreased 37.0% to $53.6 million, as compared to $85.0 million at March 31, 2009.

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

Accrued expenses and other liabilities includes deferred expenses, deferred revenue and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $40.5 million and $29.0 million of accrued expenses and other liabilities as of March 31, 2010 and March 31, 2009, respectively, an increase of 39.7%. The increase is primarily driven by approximately $10 million increase in deferred revenue related to bundled hardware and service arrangements that were not completed by the end of the quarter.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of March 31, 2010, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2010. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing.  In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates.  We have delivered the annual audited financial statements for the year ended March 31, 2009 as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process. In light of the credit market conditions, we continue to have discussions with GECDF to inquire about the strategic focus of their distribution finance unit. Pursuant to these discussions, we believe that we can continue to rely on the availability of this credit facility. Should the GECDF credit facility no longer be available, we believe we can increase our lines of credit with our vendors and utilize our cash for working capital.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2010	Balance as of March 31, 2010	Maximum Credit Limit at March 31, 2009	Balance as of March 31, 2009
$125,000	$57,613	$125,000	$45,127

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our Consolidated Balance Sheets. There was no outstanding balance at March 31, 2010 or March 31, 2009, while the maximum credit limit was $30.0 million for both periods.

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

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which will mature on October 26, 2010. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of March 31, 2010, we have no outstanding balance on this credit facility

Performance Guarantees

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2010, we were not involved in any unconsolidated special purpose entity transactions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of March 31, 2010, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2010. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors may be found under the caption “Proposals – Proposal 1 – Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance, Related Person Transactions and Indemnification”, “Committees of the Board of Directors” and “Corporate Governance” is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Directors’ Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Executive Compensation – Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership by Management” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance, Related Person Transactions and Indemnification” and “Corporate Governance” is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement set forth under the caption “Proposals – Proposal 2 – Ratification of the appointment of Deloitte and Touche LLP as our independent auditors for our fiscal year ending March 31, 2011” is incorporated herein by reference.

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

Exhibits 10.2 through 10.19 are management contracts or compensatory plans or arrangements.

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

10.2	Employment Agreement between ePlus inc. and Phillip G. Norton (Incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 11, 2009).

10.3	Employment Agreement between ePlus and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 6, 2009).

10.4	Employment Agreement, effective as of April 22, 2010, between ePlus and Mark P. Marron (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 22, 2010).

10.5	Employment Agreement between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 6, 2009).

10.6	Employment Agreement between ePlus and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 6, 2009).

10.7	1997 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended September 30, 1997).

10.8	Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.9	2008 Non-Employee Director Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 19, 2008).

10.10	2008 Employee Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 19, 2008).

10.11	Form of Award Agreement – Incentive Stock Options (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 19, 2008).

10.12	Form of Award Agreement – Nonqualified Stock Options (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 19, 2008).

10.13	Form of Award Agreement – Restricted Stock Awards (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 19, 2008).

10.14	Form of Award Agreement – Restricted Stock Units (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 19, 2008).

10.15	ePlus inc. Supplemental Benefit Plan for Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).

10.16	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.17	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).

10.18	Form of Amendment to ePlus inc. Supplemental Benefit Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2008).

10.19	ePlus inc. Executive Incentive Plan effective April 1, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2009).

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

10.41	Amendment #1 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, datd as of July 1, 2007.

10.42
Amendment #2 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 18, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2009).

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
Date: June 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: June 15, 2010

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director and Executive
Vice President
Date: June 15, 2010

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 15, 2010

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: June 15, 2010

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: June 15, 2010

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: June 15, 2010

/s/ MILTON E. COOPER, JR.
By: Milton E. Cooper, Jr., Director
Date: June 15, 2010

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: June 15, 2010

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two fiscal years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia
June 15, 2010

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2010	March 31, 2009
ASSETS	(in thousands)

Cash and cash equivalents	$85,077	$107,788
Accounts receivable—net	108,752	82,734
Notes receivable	1,991	2,632
Inventories—net	9,316	9,739
Investment in leases and leased equipment—net	153,553	119,256
Property and equipment—net	2,057	3,313
Other assets	27,312	16,809
Goodwill	17,573	21,601
TOTAL ASSETS	$405,631	$363,872

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$40,894	$2,904
Accounts payable—trade	17,501	18,833
Accounts payable—floor plan	57,613	45,127
Salaries and commissions payable	5,763	4,586
Accrued expenses and other liabilities	40,502	29,002
Income taxes payable	2,385	912
Recourse notes payable	102	102
Non-recourse notes payable	53,577	84,977
Deferred tax liability	1,803	2,957
Total Liabilities	220,140	189,400

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock, $.01 par value; 25,000,000 shares authorized;11,917,129 issued and 8,123,508 outstanding at March 31, 2010and 11,504,167 issued and 8,088,513 outstanding at March 31, 2009	119	115
Additional paid-in capital	84,100	80,055
Treasury stock, at cost, 3,793,621 and 3,415,654 shares, respectively	(43,346)	(37,229)
Retained earnings	144,197	131,452
Accumulated other comprehensive income—foreign currency
translation adjustment	421	79
Total Stockholders' Equity	185,491	174,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$405,631	$363,872

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2010	2009

	(amounts in thousands, except shares and per share data)

Sales of product and services	$627,784	$636,142
Sales of leased equipment	5,413	4,633
	633,197	640,775

Lease revenues	37,908	44,483
Fee and other income	9,621	12,769
Patent settlement income	3,525	-
	51,054	57,252

TOTAL REVENUES	684,251	698,027

COSTS AND EXPENSES

Cost of sales, product and services	539,216	548,035
Cost of leased equipment	5,303	4,373
	544,519	552,408

Direct lease costs	10,676	14,220
Professional and other fees	10,814	7,199
Salaries and benefits	74,612	76,380
General and administrative expenses	14,384	15,320
Impairment of goodwill	4,029	4,644
Interest and financing costs	4,135	5,808
	118,650	123,571

TOTAL COSTS AND EXPENSES (1)	663,169	675,979

EARNINGS BEFORE PROVISION FOR INCOME TAXES	21,082	22,048

PROVISION FOR INCOME TAXES	8,337	9,219

NET EARNINGS	$12,745	$12,829

NET EARNINGS PER COMMON SHARE—BASIC	$1.54	$1.56
NET EARNINGS PER COMMON SHARE—DILUTED	$1.50	$1.52

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,267,374	8,219,318
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,469,226	8,453,333

(1)	Includes amounts to related parties of $1,220 and $1,126 for the years ended March 31, 2010 and March 31, 2009, respectively.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2010	2009
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$12,745	$12,829

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	11,393	15,181
Impairment of goodwill	4,029	4,644
Reserves for credit losses and sales returns	950	(335)
Provision for inventory allowances and inventory returns	479	(227)
Share-based compensation expense	474	166
Excess tax benefit from exercise of stock options	(224)	(9)
Tax benefit of stock options exercised	447	282
Deferred taxes	(1,154)	280
Payments from lessees directly to lenders—operating leases	(7,045)	(16,140)
Loss on disposal of property and equipment	15	44
Gain on sale or disposal of operating lease equipment	(1,595)	(1,769)
Excess increase in cash value of officers' life insurance	(44)	(38)
Changes in:
Accounts receivable—net	(26,823)	27,364
Notes receivable	642	(1,906)
Inventories—net	(55)	(321)
Investment in direct financing and sale-type leases—net	(71,860)	(8,501)
Other assets	(10,215)	(2,996)
Accounts payable—equipment	37,970	(3,467)
Accounts payable—trade	(1,272)	(3,216)
Salaries and commissions payable, accrued expenses and other liabilities	14,128	(651)
Net cash (used in) provided by operating activities	(37,015)	21,214

Cash Flows From Investing Activities:
Proceeds from sale or disposal of operating lease equipment	5,178	3,986
Purchases of operating lease equipment	(10,217)	(3,919)
Purchases of property and equipment	(597)	(728)
Premiums paid on officers' life insurance	(198)	(315)
Cash used in acquisition, net of cash acquired	-	(364)
Net cash used in investing activities	(5,834)	(1,340)

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2010	2009
Cash Flows From Financing Activities:	(in thousands)

Borrowings:
Non-recourse	16,740	47,833
Recourse	-	102
Repayments:
Non-recourse	(6,262)	(5,822)
Repurchase of common stock	(6,117)	(4,345)
Proceeds from issuance of capital stock through option exercise	3,128	2,323
Excess tax benefit from exercise of stock options	224	9
Net borrowings (repayments) on floor plan facility	12,486	(10,508)
Net cash provided by financing activities	20,199	29,592

Effect of Exchange Rate Changes on Cash	(61)	(101)

Net (Decrease) Increase in Cash and Cash Equivalents	(22,711)	49,365

Cash and Cash Equivalents, Beginning of Period	107,788	58,423

Cash and Cash Equivalents, End of Period	$85,077	$107,788

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$289	$458
Cash paid for income taxes	$7,955	$9,547

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$19	$80
Purchase of operating lease equipment included in accounts payable	$15	$1
Principal payments from lessees directly to lenders	$41,928	$50,520

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, March 31, 2008	8,231,741	$112	$77,287	$(32,884)	$118,623	$564	$163,702

Issuance of shares for option exercises	293,436	3	2,526	-	-	-	2,529
Tax benefit of exercised stock options	-	-	184	-	-	-	184
Effect of share-based compensation	-	-	58	-	-	-	58
Purchase of treasury stock	(436,664)	-	-	(4,345)	-	-	(4,345)
Comprehensive income, net of tax:
Net earnings	-	-	-	-	12,829	-	12,829
Foreign currency translation adjustment (net of tax of $23)	-	-	-	-	-	(485)	(485)
Total comprehensive income							12,344
Balance, March 31, 2009	8,088,513	$115	$80,055	$(37,229)	$131,452	$79	$174,472

Issuance of shares for option exercises and vesting of restricted shares	412,962	4	3,102	-	-	-	3,106
Tax benefit of exercised stock options	-	-	469	-	-	-	469
Effect of share-based compensation	-	-	474	-	-	-	474
Purchase of treasury stock	(377,967)	-	-	(6,117)	-	-	(6,117)
Comprehensive income, net of tax:
Net earnings	-	-	-	-	12,745	-	12,745
Foreign currency translation adjustment (net of tax of $9)	-	-	-	-	-	342	342
Total comprehensive income							13,087
Balance, March 31, 2010	8,123,508	$119	$84,100	$(43,346)	$144,197	$421	$185,491

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended March 31, 2010 and 2009

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

Revenue from Technology Sales Transactions

The company adheres to the guidelines and principles of Accounting Standards Codification (“Codification”) Topic Revenue Recognition.  Revenue must be realized or realizable and earned.  Therefore, revenue is generally recognized when all of the following criteria are met:

•	title and risk of loss are passed to the customers;
•	there is persuasive evidence of an arrangement for sale;
•	delivery has occurred and/or services have been rendered;
•	sales price is fixed or determinable; and
•	collectability is reasonably assured.

Using these tests, the majority of the revenue for technology product sales is recognized upon delivery to the customers.

We also sell services that are performed in conjunction with product sales, and recognize revenue for these sales in accordance with the guidance from Codification Topic Multiple Elements Arrangements.  Accordingly, we recognize sales from delivered items only when:

•	the delivered services have value to the customer on a stand alone basis;
•	there is objective and reliable evidence of the fair value of the undelivered items; and
•	delivery of the undelivered service is probable and substantially under our control.

For most of our arrangements with multiple deliverables (hardware and services bundled together), we generally cannot establish reliable evidence of the fair value of the undelivered services when the hardware is delivered. Therefore, the majority of revenue from these bundled arrangements is recognized when the services are complete and we have received an acceptance certificate from the customer. However, in some cases, we do not receive an acceptance certificate and we determine the completion date based upon our records. The majority of our bundled arrangements are less than one month in duration.

We also sell certain third-party service contracts and software assurance or subscription products for which we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales.  When evaluating such sales, we follow the guidance in Codification Topic Revenue Recognition, Subtopic Principal Agent Considerations, and Subtopic Services.  We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales of product and services and our costs to the third-party service provider or vendor is recorded in cost of sales, product and services on the accompanying Consolidated Statements of Operations. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no cost of sales. Under the same guidance, we record freight billed to our customers as sales of product and services and the related freight costs as cost of sales, product and services on the accompanying Consolidated Statements of Operations.

Revenue from Leasing Transactions

Lease revenues are accounted for in accordance with the Codification Topic Leases. The accounting for lease revenue is different depending on the type of lease. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.  If a lease meets one or more of the following four criteria, the lease is classified as either a sales-type or direct financing lease; otherwise, it will be classified as an operating lease:

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

Revenue on direct financing and sales-type leases is deferred at the inception of the leases and is recognized over the term of the lease using the interest method. At the inception of our leases, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. For direct financing leases, the difference between the gross investment and the cost of the leased equipment is recorded as unearned income at the inception of the lease. Under sales-type leases, the difference between the fair value and cost of the leased property plus initial direct costs (net margins) is recorded as unearned revenue at the inception of the lease. Revenue for both sales-type and direct financing leases is recognized as the unearned income is amortized over the life of the lease using the interest method. The amortization of unearned income is a component of lease revenue in our Consolidated Statements of Operations.

At the inception of an operating lease, equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value. Rental amounts are therefore amortized and recognized as ratably as lease revenue over the terms of the leases and is a component of lease revenue in Consolidated Statements of Operations.

Codification Topic Transfers and Servicing, Subtopic Sales of Financial Assets, establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct-finance leases we make on a non-recourse basis meet the criteria for surrender of control set forth by this subtopic and have therefore been treated as sales for financial statement purposes. We assign all rights, title, and interests in a number of our leases to third-party financial institutions without recourse. These assignments are recorded as sales because we have completed our obligations as of the assignment date, and we retain no ownership interest in the equipment under lease.  Revenue from these types of sales is recognized at the date of sale. The costs for direct-financing leases are defined as the remaining receivable. The costs for operating leases are generally the book value of the equipment.  The proceeds and the costs are then netted and presented as a component of lease revenue in our Consolidated Statements of Operations.

Sales of leased equipment represents revenue from the sales to a third party other than the lessee of equipment subject to a lease (lease schedule) in which we are the lessor. Revenues from sales of leased equipment are recognized at the date of the sale.  If the rental stream on such a lease has non-recourse debt associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of debt assumed by the purchaser. If there is no nonrecourse debt associated with the lease, sales revenue is recorded at the amount of gross consideration received, and costs of sales is recorded at the book value of the lease. This type of revenue is presented separately as “sales of leased equipment” on our Consolidated Statements of Operations.

Revenue from Software Sales Transactions

We derive revenue from licensing our proprietary software for a fixed term or for perpetuity in an enterprise license. In addition, we receive revenues from hosting our proprietary software for our customers. Revenue from hosting arrangements is recognized in accordance with Codification Topic Software, Subtopic Revenue Recognition. Our hosting arrangements do not contain a contractual right to take possession of the software. Therefore, our hosting arrangements are not in the scope of Topic Software, Subtopic Revenue Recognition, and require that the portion of the fee allocated to the hosting elements be recognized as the service is provided. Currently, the majority of our software revenue is generated through hosting agreements within our Technology business segment and is included in fee and other income on our Consolidated Statements of Operations.

Revenue from sales of our software is recognized in accordance with Codification Topic Software, Subtopic Revenue Recognition.  We recognize revenue when all the following criteria exist:

•	there is persuasive evidence that an arrangement exists;
•	delivery has occurred;
•	no significant obligations by us remain related to services essential to the functionality of the software with regard to implementation;
•	the sales price is determinable; and
•	it is probable that collection will occur.

Revenue from sales of our software is derived by our Technology Business Segment and is included in fee and other income on our Consolidated Statements of Operations.

Our software agreements often include implementation and consulting services that are sold separately under consulting engagement contracts or as part of the software license arrangement. When we determine that such services are not essential to the functionality of the licensed software and qualify as “service transactions” under Codification Topic Software, Subtopic Revenue Recognition, we record revenue separately for the license and service elements of these agreements. Generally, we consider that a service is not essential to the functionality of the software based on various factors, including if the services may be provided by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel.

When consulting qualifies for separate accounting, consulting revenues under time and materials billing arrangements are recognized as the services are performed. Consulting revenues under fixed-price contracts are generally recognized using the completed contract method because there is uncertainty about the timing of the project completion, revenue is deferred until the uncertainty is sufficiently resolved. Consulting revenue is included as a component in fee and other income in the Consolidated Statements of Operations.

If a service arrangement is essential to the functionality of the licensed software and therefore does not qualify for separate accounting of the license and service elements, then license revenue is recognized together with the consulting services using the completed-contract method of contract accounting. Generally, we do not have a sufficient basis to measure progress towards completion, and, therefore, cannot utilize the percentage-of-completion method. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method of accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. When adjustments in estimated contract costs are determined, such revisions may have the effect of adjusting, in the current period, the earnings applicable to performance in prior periods.

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

Revenue from Other Transactions

Other sources of revenue are derived from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) agent fees received from various manufacturers in the IT reseller business unit; (4) settlement fees related to disputes or litigation; and (5) interest and other miscellaneous income. These revenues are included in fee and other income on our Consolidated Statements of Operations.

VENDOR CONSIDERATION — We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarter’s sales activities and are primarily formula-based. These programs can be very complex to calculate and, in some cases, targets are estimated based upon historical data.

•
Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of sales, product and services on the Consolidated Statements of Operations in accordance with Codification Topic Revenue Recognition, Subtopic Vendor's Accounting for Consideration Given to a Customer.

•
Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold.

•
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

RESIDUALS — Residual values, representing the estimated value of equipment at the termination of a lease, are recorded on our Consolidated Financial Statements at the inception of each lease as amounts estimated by management based upon its experience and judgment and by appraisals from an independent appraiser. The estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions, term of the lease, equipment supply and demand and by new product announcements by manufacturers.

Unguaranteed residual values for sales-type and direct financing leases are recorded at their net present value and the unearned income is amortized over the life of the lease using the interest method. The residual values for operating leases are included in the leased equipment’s net book value.

Residual values are evaluated on a quarterly basis and any impairment, other than temporary, are recorded in the period in which the impairment is determined. No upward revision of residual values is made subsequent to lease inception.

Residual values at lease termination are realized mainly through renewal or extension of the original lease or the sale of the equipment either to the lessee or on the secondary market. The difference between the proceeds of a sale and the remaining residual value is recorded as a gain or loss in lease revenues when title is transferred to the lessee, or, if the equipment is sold on the secondary market, in sales of product and services and cost of sales, product and services when title is transferred to the buyer.

RESERVES FOR CREDIT LOSSES —The reserve for credit losses (the “Reserve”) is maintained at a level believed by management to be adequate to absorb potential losses inherent in our lease and accounts receivable portfolio. Management’s determination of the adequacy of the Reserve is based on an evaluation of historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, and other relevant factors. The Reserve is increased by provisions for potential credit losses which increases expenses. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer’s financial condition, the value of the underlying collateral and funding status (i.e., not funded or funded on a recourse or partial recourse basis, or funded on a non-recourse basis).

RESERVES FOR SALES RETURNS —Sales are reported net of returns and allowances. Allowance for sales returns is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services in accordance with Codification Topic Revenue, Subtopic Product.  Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns, current economic conditions, volume and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market account that consist of short-term U.S. treasury securities with original maturities less than or equal to 90 days. Interest income on these short-term investments is recognized when earned. There are no restrictions on the withdrawal of funds from our money market accounts. In addition, we hold some of our cash in certificates of deposit, all of which mature in less than 12 months. There is no penalty for early withdrawal except loss of interest income in some cases.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We have capitalized certain costs for the development of internal use software under the guidelines of Codification Topic Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. Software capitalized for internal use was $379 thousand and $34 thousand during the years ended March 31, 2010 and March 31, 2009, respectively, and is included in the accompanying Consolidated Balance Sheets as a component of property and equipment—net and other assets. We had capitalized costs, net of amortization, of approximately $0.9 million at both March 31, 2010 and March 31, 2009.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with Codification Topic Software, Subtopic Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2010 and 2009, no such costs were capitalized.  We had $243 thousand and $405 thousand of capitalized costs, net of amortization, at March 31, 2010 and March 31, 2009, respectively.

GOODWILL AND INTANGIBLE ASSETS — Goodwill is recorded in excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. Our annual impairment test for goodwill is performed during the third quarter of our fiscal year, or when events or circumstances indicate there might be impairment, and follows the two-step process prescribed in Intangibles- Goodwill and Other.  We have two reportable segments based on the product and services offered – the financing business segment and the technology sales business segment. Below business segments are reporting units. Based on the nature of products, the nature of production, the type of customers and management, we have four reporting units. Our reporting units are Leasing, Technology, Software Procurement and Software Document Management, three of which contained goodwill as of October 1, 2009.

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

Under the income approach, we used the discounted future cash flow method to estimate the fair value of each of the reporting units by discounting the expected future cash flows of the reporting units. We used the weighted average cost of capital to discount the expected future cash flows for the reporting unit to its present value. The weighted average cost of capital is the estimated rate of return on alternative investments with comparable risks.  The weighted average cost of capital involves estimating the cost of debt and the cost of equity.  In addition, we also considered factors such as risk-free rate of return, market equity risk premium, beta coefficient and firm specific risk.  We estimated our weighted average cost of capital at 8.3%, 12.9% and 13.6% for the Leasing, Technology and Software document management reporting units, respectively.  In addition, we estimated the average annual compound cash flow growth rate for a five-year period of (3.3%), 11.7% and 21%, for the Leasing, Technology, and Software document management reporting units, respectively.  Also, we estimated a long term growth rate for the Leasing reporting unit of 2.0%, and a long term growth rate 3.5% for both the Technology and Software document management reporting units.

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

During our third quarter when preparing the annual impairment test, the U.S. economy and the global credit crisis weakened the demand for leasing. As a result of this reduced demand and a reduction in our overall portfolio from prior sales of tranches of leases in our portfolio, we projected a temporary decline in revenue in our Leasing reporting unit, which lowered the fair value estimates of the reporting unit using the discounted cash flow method. The result of averaging the estimated fair value computed using the guideline public company and the discounted cash flow methods was that the fair value of the Leasing reporting was below its carrying value.

As a result, during the three months ended December 31, 2009, we recorded an estimated impairment charge of $4.0 million in our Leasing reporting unit. This represented the full amount of goodwill recorded for the Leasing reporting unit. We believed that after assigning the fair value of the Leasing reporting unit to all of the assets and liabilities during the second step of the goodwill testing, there would be not be any excess fair value over the amounts assigned to allocate to goodwill. Therefore, the Leasing reporting unit’s goodwill was fully impaired at October 1, 2009.

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

During the fourth quarter of fiscal 2010, we performed the second step of the goodwill impairment test in accordance with Codification Topic Intangibles- Goodwill and Other.  Based on this analysis, no additional impairment was recorded. We did not have any triggering events between our annual test date and March 31, 2010.  We have $16.5 million and $1.1 million of goodwill remaining in our Technology and Software Document Management reporting units, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS — We review long-lived assets, including property and equipment, and other long term assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No such impairment was recorded in the years ended March 31, 2010 and 2009.

FAIR VALUE MEASUREMENT— We follow the guidance in Codification Topic Fair Value Measurements and Disclosures in measuring the fair value of our financial instruments. Topic Fair Value Measurements and Disclosures establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Observable inputs such as quoted prices in active markets;
•	Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
•	Level 3 - Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value.  Our goodwill is subjected to non-recurring fair value measurement. For the financial instruments that are not accounted for under Topic Fair Value Measurements and Disclosures, which consist primarily of cash and cash equivalents, short-term government debt instruments, accounts receivables, accounts payable and accrued expenses and other liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying Consolidated Balance Sheets.  See Note 12, “Stock Repurchase,” for additional information.

INCOME TAXES — Deferred income taxes are accounted for in accordance with Codification Topic Income Taxes. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement reporting and tax bases of assets and liabilities, using tax rates currently in effect. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not. We review our deferred tax assets at least annually and make necessary valuation adjustments.

In addition, on April 1, 2007, we adopted the recognition threshold and measurement attribute in accordance with Codification Topic Income Taxes for uncertain tax positions. Specifically, the Topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income, the uncertain tax position adjustment and foreign currency translation adjustments. For the year ended March 31, 2010, other comprehensive income was $342 thousand, and net income was $12.7 million. This resulted in total comprehensive income of $13.1 million for the year ended March 31, 2010.  For the year ended March 31, 2009, other comprehensive loss was $485 thousand and net income was $12.8 million. This resulted in total comprehensive income of $12.4 million for the year ended March 31, 2009.

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

We account for share-based compensation in accordance with Codification Topic Compensation—Stock Compensation.  We use the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Total share-based compensation expense, which includes expense recognized for the grants of options and restricted stock for our employees and non-employee directors, was $474 thousand and $166 thousand for the year ended March 31, 2010 and 2009, respectively.  At March 31, 2010, there was no unrecognized compensation expense related to nonvested options since all options were vested. Unrecognized compensation expense related to restricted stock was $1.5 million at March 31, 2010, which will be fully recognized over the next 33 months.

We report the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, as financing cash inflows rather than operating cash inflows in our Consolidated Statements of Cash Flows.  Accordingly, for the years ended March 31, 2010 and 2009, we reported $224 thousand and $9 thousand, respectively, of excess tax benefits as a financing cash inflow.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) established the Codification as the source of authoritative U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. The FASB will no longer issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide bases for conclusions on the change(s) in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. We have updated our disclosures and consolidated financial statements to reflect the new Codification. In the description of the Codification and Accounting Standards Updates throughout the report, references in italics relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In December 2009, the FASB issued an update to amend Subsequent Events in the Codification that requires an SEC filers and conduit debt obligor to evaluate subsequent events through the date the financial statements are issued. All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. In addition, SEC filers are exempt from disclosing the date through which subsequent events have been evaluated. This update is effective immediately for us for financial statements that are issued or revised.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED—In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification. This update removes the concept of a qualifying special-purpose entity and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update will be effective for us beginning April 1, 2010. We are currently evaluating the future impact this update will have on our consolidated results of operations and financial condition.

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

In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years We are currently evaluating the timing and the effect that adoption of this update will have on our results of operations and financial condition.

2.  INVESTMENTS IN LEASES AND LEASED EQUIPMENT—NET

Investments in leases and leased equipment—net consists of the following:

	As of
	March 31, 2010	March 31, 2009
	(in thousands)
Investment in direct financing and sales-type leases—net	$135,221	$98,340
Investment in operating lease equipment—net	20,262	22,515
Less: Reserve for credit losses	(1,930)	(1,599)
	$153,553	$119,256

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following:

	As of
	March 31, 2010	March 31, 2009
	(in thousands)
Minimum lease payments	$135,352	$93,840
Estimated unguaranteed residual value (1)	11,246	13,001
Initial direct costs, net of amortization (2)	847	859
Less: Unearned lease income	(12,224)	(9,360)
Investment in direct financing and sales-type leases—net	$135,221	$98,340

(1)
Includes estimated unguaranteed residual values of $2,457 thousand and $1,790 thousand as of March 31, 2010 and 2009, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.

(2)	Initial direct costs are shown net of amortization of $810 thousand and $940 thousand as of March 31, 2010 and 2009, respectively.

Future scheduled minimum lease rental payments as of March 31, 2010 are as follows (in thousands):

Year ending March 31, 2011	$79,527
2012	38,883
2013	12,257
2014	3,272
2015 and thereafter	1,413
Total	$135,352

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment—net are as follows:

	As of
	March 31, 2010	March 31, 2009
	(in thousands)
Cost of equipment under operating leases	$46,639	$53,227
Less: Accumulated depreciation and amortization	(26,377)	(30,712)
Investment in operating lease equipment—net (1)	$20,262	$22,515

(1)	Includes estimated unguaranteed residual values of $9,750 thousand and $14,178 thousand as of March 31, 2010 and March 31, 2009, respectively, for operating leases.

During the years ended March 31, 2010 and March 31, 2009, we sold portions of our lease portfolio. The sales were reflected on our Consolidated Financial Statements as sales of leased equipment totaling approximately $5.4 million and $4.6 million, and cost of leased equipment of $5.3 million and $4.4 million for the year ended March 31, 2010 and March 31, 2009, respectively. There was a corresponding reduction of investment in leases and leased equipment—net of $5.3 million and $4.4 million at March 31, 2010 and 2009, respectively.

Future scheduled minimum lease rental payments as of March 31, 2010 are as follows (in thousands):

Year ending March 31, 2011	$7,288
2012	3,672
2013	2,299
2014	862
2015 and thereafter	181
Total	$14,302

3. IMPAIRMENT OF GOODWILL

Goodwill is recorded in excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. Our annual impairment test for goodwill is performed during the third quarter of our fiscal year, or when events or circumstances indicate there might be impairment, and follows the two-step process prescribed in Intangibles- Goodwill and Other.  We have two reportable segments based on the product and services offered – the financing business segment and the technology sales business segment. Below business segments are reporting units. Based on the nature of products, the nature of production, the type of customers and management, we have four reporting units. Our reporting units are Leasing, Technology, Software Procurement and Software Document Management, three of which contained goodwill as of October 1, 2009.  During the year ended March 31, 2010, we recognized a goodwill impairment charge in the amount of $4.0 million for our Leasing reporting unit, leaving no goodwill remaining in the Leasing reporting unit.  The following table summarizes the amount of goodwill allocated to our reporting units:

	Financing Business Segment	Technology Sales Business Segment
	Leasing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2009
Goodwill	$4,029	$16,483	$4,644	$1,089	$26,245
Accumulated impairment losses	-	-	(4,644)	-	(4,644)
	4,029	16,483	-	1,089	21,601

Impairment of goodwill	(4,029)	-	-	-	(4,029)

Balance March 31, 2010
Goodwill	4,029	16,483	4,644	1,089	26,245
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
	$-	$16,483	$-	$1,089	$17,572

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

Under the income approach, we used the discounted future cash flow method to estimate the fair value of each of the reporting units by discounting the expected future cash flows of the reporting units. We used the weighted average cost of capital to discount the expected future cash flows for the reporting unit to its present value. The weighted average cost of capital is the estimated rate of return on alternative investments with comparable risks.  The weighted average cost of capital involves estimating the cost of debt and the cost of equity.  In addition, we also considered factors such as risk-free rate of return, market equity risk premium, beta coefficient and firm specific risk.  We estimated our weighted average cost of capital at 8.3%, 12.9% and 13.6% for the Leasing, Technology and Software document management reporting units, respectively.  In addition, we estimated the average annual compound cash flow growth rate for a five-year period of (3.3%), 11.7% and 21%, for the Leasing, Technology, and Software Document Management reporting units.  Also, we estimated a long term growth rate for the Leasing reporting unit of 2.0%, and a long term growth rate 3.5% for both the Technology and Software document management reporting units.

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

During our third quarter when preparing the annual impairment test, the U.S. economy and the global credit crisis weakened the demand for leasing. As a result of this reduced demand and a reduction in our overall portfolio from prior sales of tranches of leases in our portfolio, we projected a temporary decline in revenue in our Leasing reporting unit, which lowered the fair value estimates of the reporting unit using the discounted cash flow method. The result of averaging the estimated fair value computed using the guideline public company and the discounted cash flow methods was that the fair value of the Leasing reporting was below its carrying value.

During the three months ended December 31, 2009, we recorded an estimated impairment charge of $4.0 million in our Leasing reporting unit. This represented the full amount of goodwill recorded for the Leasing reporting unit. We believed that after assigning the fair value of the Leasing reporting unit to all of the assets and liabilities during the second step of the goodwill testing, there would be not be any excess fair value over the amounts assigned to allocate to goodwill. Therefore, the Leasing reporting unit’s goodwill was fully impaired at October 1, 2009.

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

During the fourth quarter of fiscal 2010, we performed the second step of the goodwill impairment test in accordance with Codification Topic Intangibles- Goodwill and Other. Based on this analysis, no additional impairment was recorded. We did not have any triggering events between our annual test date and March 31, 2010.  We have $16.5 million and $1.1 million of goodwill remaining in our Technology and Software Document Management reporting units, respectively.

4.  RESERVES FOR CREDIT LOSSES

As of March 31, 2010 and 2009, activity in our reserves for credit losses are as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance April 1, 2008	$1,702	$1,355	$3,057

Provision for Bad Debts	(139)	503	364
Recoveries	91	-	91
Write-offs and other	(161)	(259)	(420)
Balance April 1, 2009	$1,493	$1,599	$3,092

Provision for Bad Debts	420	308	728
Recoveries	69	49	118
Write-offs and other	(327)	(26)	(353)
Balance March 31, 2010	$1,655	$1,930	$3,585

Included in our Consolidated Statements of Operations are an increase in bad debt expenses of $728 thousand for the year ended March 31, 2010 and an increase in bad debt expense of $364 thousand for the year ended March 31, 2009.

5. PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following:

	As of
	March 31, 2010	March 31, 2009
	(in thousands)
Furniture, fixtures and equipment	$8,588	$8,542
Vehicles	268	268
Capitalized software	6,447	6,498
Leasehold improvements	2,236	2,167
Less: Accumulated depreciation and amortization	(15,482)	(14,162)
Property and equipment - net	$2,057	$3,313

For the years ended March 31, 2010 and 2009, depreciation expense on property and equipment—net was $1,775 thousand and $2,139 thousand, respectively.

6. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following:

	As of
	March 31, 2010	March 31, 2009
	(in thousands)

Deferred costs related to sales of bundled hardware and services	$19,879	$10,427
Other	7,433	6,382
Other assets	$27,312	$16,809

	As of
	March 31, 2010	March 31, 2009
	(in thousands)

Deferred revenue related to sales of bundled hardware and services	$22,289	$12,111
Other	18,213	16,891
Accrued expenses and other liabilities	$40,502	$29,002

Other assets includes deferred costs, prepaid assets, certain intangible assets and intercompany accounts. We had $27.3 million and $16.8 million of other assets as of March 31, 2010 and March 31, 2009, respectively, an increase of 62.5%. This increase is primarily driven by the deferred costs of $19.9 million, an increase of $9.5 million at March 31, 2010, as compared to March 31, 2009. The deferred costs is related to bundled hardware and service arrangements that were not completed by the end of the quarter. We will recognize revenue on multiple deliverable revenue arrangements when service is completed.

Accrued expenses and other liabilities includes deferred expenses, deferred revenue and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $40.5 million and $29.0 million of accrued expenses and other liabilities as of March 31, 2010 and March 31, 2009, respectively, an increase of 39.7%. The increase is primarily driven by deferred revenue of $22.3 million, an increase of $10.2 million at March 31, 2010, as compared to March 31, 2009. The deferred revenue is related to bundled hardware and service arrangements that were not completed by the end of the quarter. We will recognize revenue on multiple deliverable revenue arrangements when service is completed.

7. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following:

	As of
	March 31, 2010	March 31, 2009
	(in thousands)

First Bank of Highland Park recourse note payable at 5.5% expires on April 1, 2011 or when the early termination option of a lease is enacted.	$102	$102

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 4.00% to 9.50% for the year ended March 31, 2010 and 4.34% to 8.76% for the year ended March 31, 2009.	$53,577	$84,977

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and us. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against us.

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $57.6 million and $45.1 million as of March 31, 2010 and March 31, 2009, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2010 and March 31, 2009. As of March 31, 2010, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2010. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit its ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

On October 26, 2009, we entered into an agreement with 1st Commonwealth Bank of Virginia to provide us with a $0.5 million credit facility, which will mature on October 26, 2010. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of March 31, 2010, we have no outstanding balance on this credit facility.

National City Bank (a wholly-owned subsidiary of PNC Financial Services Group, Inc.) provided a credit facility which could have been used for all ePlus inc.’s subsidiaries. This credit facility expired July 10, 2009. Borrowings under our $35 million line of credit from National City Bank were subject to certain covenants. We had no balance on this facility as of the expiration date.

Non-recourse notes payable as of March 31, 2010, mature as follows:

		Non-Recourse Notes Payable
		(in thousands)
Year ending March 31, 2011		$32,659
2012		13,215
2013		5,147
2014		2,265
2015	and thereafter	291
		$53,577

8. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2010, we leased approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC for a monthly payment of approximately $102 thousand which includes rent and operating expenses.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC.  On June 18, 2009, we entered into Amendment No. 2 to the office lease agreement with Norton Building 1, LLC pursuant to which we will continue to lease 55,880 square feet for use as our principal headquarters.  The term of the amended lease began on January 1, 2010, and will continue through December 31, 2014.  In addition, we have the right to terminate the lease on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice, with no penalty fee.  The annual base rent, which includes an expenses factor, is $21.50 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter.  The amended lease was approved by the Nominating and Corporate Governance Committee in accordance with our Related Person Transactions Policy, and was subsequently approved by our Board of Directors, with Mr. Norton abstaining.  We paid rent, which includes operating expenses, in the amount of $1,220 thousand during the year ended March 31, 2010, and $1,126 thousand during the same period in 2009.

9. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Annual rent expense relating to these operating leases was $2.4 million for the year ended March 31, 2010 and $2.7 million for the year ended March 31, 2009. As of March 31, 2010, the future minimum lease payments are due as follows (in thousands):

(in thousands)
Year ended March 31, 2011	$1,628
2012	1,135
2013	971
2014	740
2015	560
$5,034

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

The shareholder derivative action that was filed against us in 2007 has been concluded.  In April 2010, a Stipulation of Dismissal was filed with the United States Court of Appeals for the District of Columbia Circuit, dismissing the plaintiff’s appeal of the trial court’s dismissal of the action.  The suit, which related to stock option practices, named ePlus inc. as nominal defendant and personally named eight individual defendants who at the time were directors and/or executive officers of ePlus.

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents.  During July and August 2009, we entered into settlement and license agreements with three of the defendants. Pursuant to the settlement agreements, we received payments in the aggregate amount of approximately $3.5 million, and the complaint has been dismissed with prejudice with regard to those three defendants.  The settlement agreements also grant each of those defendants a license in specified ePlus patents.  With regard to the remaining defendant, we are seeking injunctive relief and an unspecified amount of monetary damages. While we believe that we have a basis for our claims, these types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management does not believe that the ultimate resolution will have a material effect on our financial condition, results of operations, or cash flows.

10. EARNINGS PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our Consolidated Statements of Operations for the year ended March 31, 2010 and March 31, 2009 (in thousands, except per share data):

	Year ended March 31,
	2010	2009

Net income available to common shareholders—basic and diluted	$12,745	$12,829

Weighted average shares outstanding — basic	8,267	8,219
Effect of dilutive shares	202	234
Weighted average shares outstanding — diluted	$8,469	$8,453

Income per common share:
Basic	$1.54	$1.56
Diluted	$1.50	$1.52

Unexercised employee stock options to purchase 151,000 and 282,500 shares of our common stock were not included in the computations of diluted EPS for the year ended March 31, 2010 and March 31, 2009, respectively.  These options were excluded because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.  Inclusion of these options in our diluted EPS calculation would have been anti-dilutive.

11. INCOME TAXES

We account for our tax position in accordance with Codification Topic Income Taxes. Under the guidance, we evaluate our uncertain tax position based on the two-step approach. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. For tax positions that are more likely than not of being sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

As of March 31, 2009, we had $525 thousand of total gross unrecognized tax benefits. This amount consists of $64 thousand recorded in accordance with Codification Topic Contingencies prior to the implementation of uncertain income tax position, and $461 thousand recorded for uncertain income tax position in accordance with Income Taxes in the Codification.  During the year ended March 31, 2010, we filed Amended Tax Returns for the period ending March 31, 2005 and March 31, 2007, which reduced this liability by $64 thousand.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	March 31, 2010	March 31, 2009
Beginning Balance	$525	$712
Additions based on positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for settlement of tax positions of prior years	(64)	(187)
Ending Balance	$461	$525

At March 31, 2010, if the unrecognized tax benefits of $461 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $583 thousand.  At March 31, 2009, if the unrecognized tax benefits of $525 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $561 thousand.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2010 and 2009, we recognized $35 thousand and $43 thousand, respectively, of interest related to uncertain tax positions, and did not recognize any additional penalties.  We had $128 thousand and $93 thousand accrued for the payment of interest and penalties at March 31, 2010 and 2009, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2006, 2007 and 2008 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the Consolidated Statements of Operations is as follows (in thousands, except percentages):

	For the Year Ended March 31,
	2010	2009
	(in thousands)

Statutory federal income tax rate	35%	35%
Income tax expense computed at the U.S. statutory federal rate	$7,379	$7,717
State income tax expense—net of federal benefit	865	1,170
Non-deductible executive compensation	264	-
Share based compensation	-	60
Other	(171)	272
Provision for income taxes	$8,337	$9,219
Effective income tax rate	39.6%	41.8%

The components of the provision for income taxes are as follows (in thousands):

	For the Year Ended March 31,
	2010	2009
	(in thousands)
Current:
Federal	$7,760	$6,975
State	1,698	1,681
Foreign	33	283
Total current expense	9,491	8,939

Deferred:
Federal	(865)	118
State	(289)	162
Total deferred expense (benefit)	(1,154)	280

Provision for income taxes	$8,337	$9,219

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	For the Year Ended March 31,
	2010	2009
	(in thousands)
Deferred Tax Assets:
Accrued vacation	$1,037	$940
Provision for bad debts	1,325	1,203
State net operating loss carryforward	1,210	748
Basis difference in fixed assets	539	851
Book compensation on discounted stock options	793	1,253
Deferred compensation	637	567
Deferred revenue	247	255
Foreign tax credit	40	194
Other accruals and reserves	768	959
Gross deferred tax assets	6,596	6,970
Less: valuation allowance	(1,250)	(941)
Net deferred tax assets	5,346	6,029

Deferred Tax Liabilities:
Basis difference in operating lease items	(6,820)	(7,658)
Basis difference in tax deductible goodwill	(329)	(1,328)
Total deferred tax liabilities	(7,149)	(8,986)

Net deferred tax liabilities	$(1,803)	$(2,957)

The net effective income tax rate for the year ended March 31, 2010 was 39.6%, decreased from 41.8% of the previous fiscal year.  The decrease in effective income tax rate is primarily due to a reduction in state income tax, partially offset by an increase in non-deductible compensation expense.

We have state net operating losses of approximately $25.0 million, which will begin to expire in the year 2022.  We also have foreign tax credit carryforwards of approximately $40 thousand. Credits will begin to expire at March 31, 2015.

The valuation allowance of $1,250 thousand resulted from management's determination, based on available evidence, that it was more likely than not that the foreign tax credit deferred tax asset of $40 thousand and state net operating loss deferred tax asset balance of $1,210 thousand may not be realized.

12. SHARE REPURCHASE

On August 11, 2009, our Board authorized a share repurchase plan commencing on September 16, 2009.  The share repurchase plan is for a 12-month period ending September 15, 2010 for up to 500,000 shares of ePlus’ outstanding common stock.  The previous stock repurchase program commenced on July 31, 2008 and expired on September 15, 2009.  On February 12, 2010, our Board amended the current share repurchase plan, which commenced September 16, 2009. Under the plan, as amended the Company may repurchase up to 500,000 shares of ePlus’ outstanding common stock beginning February 15, 2010 through September 15, 2010.  The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability.  Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the year ended March 31, 2010, we repurchased 377,967 shares of our outstanding common stock at an average cost of $16.18 per share for a total purchase price of $6.1 million. Since the inception of our initial repurchase program on September 20, 2001, as of March 31, 2010, we have repurchased 3,793,621shares of our outstanding common stock at an average cost of $11.43 per share for a total purchase price of $43.3 million.

13. SHARE-BASED COMPENSATION

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

Stock Option Activity

During the years ended March 31, 2010 and March 31, 2009, there were no stock options granted to employees and all options were vested. We issue shares from our authorized but unissued common stock to satisfy stock option exercises.

A summary of stock option activity during the two years ended March 31, 2010 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2008	1,240,813	$6.23 - $17.38	$9.78
Options exercised	(293,436)	$6.24 - $9.31	$7.92
Options forfeited	(39,087)	$6.86 - $17.38	$11.65
Outstanding, March 31, 2009	908,290	$6.23 - $17.38	$10.29	2.2	$2,403,133
Vested at March 31, 2009	908,290		$10.29	2.2	$2,403,133
Exercisable at March 31, 2009	908,290		$10.29	2.2	$2,403,133

Outstanding, April 1, 2009	908,290	$6.86 - $17.38	$10.29	2.2	$2,403,133
Options exercised (1)	(393,690)	$6.86 - $13.00	$7.89		$2,956,560
Options forfeited	(6,900)	$9.00 - $17.38	$15.07
Outstanding, March 31, 2010	507,700	$6.86 - $17.38	$12.09	2.3	$2,770,219

Vested at March 31, 2010	507,700		$12.09	2.3	$2,770,219
Exercisable at March 31, 2010	507,700		$12.09	2.3	$2,770,219

(1)	The total intrinsic value of stock options exercised during the year ended March 31, 2010 was $3.0 million.

Additional information regarding options outstanding as of March 31, 2010 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining

$6.86 - $9.00	193,700	$7.25	1.7
$9.01 - $13.50	123,000	$12.22	5.0
$13.51 - $17.38	191,000	$16.93	1.1

$6.86 - $17.38	507,700	$12.09	2.3

Restricted Stock Activity

Under the 2008 Director LTIP, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date.  Directors may elect to receive their cash compensation in restricted stock.  These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of.  These shares will vest over a two-year period and we will recognize share-based compensation expense over the service period. We estimate the forfeiture rate of the restricted stock to be zero. As of March 31, 2010, we have granted 59,427 shares under the 2008 Director LTIP.

Under the 2008 Employee LTIP, employees may receive grants of restricted stock as determined by the Compensation Committee. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. The vesting schedule of restricted stock will be determined by the Compensation Committee, at its discretion. We estimate the forfeiture rate of the restricted stock to be zero. As of March 31, 2010, we have granted 85,000 restricted shares under the 2008 Employee LTIP.

A summary of restricted stock activity during the year ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Outstanding, April 1, 2009	38,532	$10.90
Shares granted (1)(2)(3)	105,895	$15.72
Shares forfeited	-
Outstanding, March 31, 2010	144,427	$14.43

(1)
Three of our non-employee directors received restricted shares in lieu of their quarterly cash compensation. Therefore, during the three months ended June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010, the directors were issued 748 shares each with a grant-date fair value of $11.69 per share, 587 shares each with a grant-date value of $14.91 per share, 569 shares each with a grant-date value of $15.36 per share, and 523 shares each with a grant-date value of $16.73 per share, respectively.

(2)	Includes an annual grant of restricted shares to all six of our non-employee directors of 2,269 shares each with a grant-date value of $15.42 per share.
(3)
Includes grants of 85,000 restricted shares to employees with a grant-date value of $15.88 per share. One third of these shares will vest on the one-year, second-year and third-year anniversary from the date of the grant.

A summary of the nonvested restricted shares activity is presented as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2009	38,532	$10.90
Granted	105,895	$15.72
Vested	(19,272)	$10.90
Forefeited	-
Nonvested March 31, 2010	125,155	$14.98

Share-based Compensation Expense

Share-based compensation expense for stock options is calculated by valuing all options at their grant-date fair value using the Black-Scholes option-pricing model. The Black-Scholes model uses various assumptions to estimate the fair value of these options, including: historical volatility of our stock, risk-free interest rate, and estimated forfeitures rates. The estimated fair values of these options are then amortized using the straight-line method as compensation cost over the requisite service period. Share-based compensation expense for restricted stock is calculated by multiplying the shares granted by the closing price of the shares on the date of the awards and amortizing it over the vesting period.

During the year ended March 31, 2010, we recognized $474 thousand of total share-based compensation expense, all of which was related to restricted stock.  This amount was recorded as salaries and benefits in our Consolidated Statements of Operations.

During the year ended March 31, 2009, we recognized $166 thousand of total share-based compensation expense. Shared-based compensation recognized for the restricted stock was approximately $109 thousand for the year ended March 31, 2009.  Share-based compensation expense related to stock options was $58 thousand for the year ended March 31, 2009. This amount was recognized as salaries and benefits in our Consolidated Statement of Operations.

At March 31, 2010, there was no unrecognized compensation expense related to nonvested options because all the options were vested. Unrecognized compensation expense related to the restricted stock was $1.5 million which will be fully recognized over the next 33 months.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. Accordingly, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. For additional information, see Note 1, “Organization and Summary of Significant Accounting Policies” included elsewhere in this report. The following table summarizes the fair value hierarchy of our financial instruments:

		Fair Value Measurement Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Goodwill	$17,573			$17,573	$(4,029)

Liabilities:
Non-recourse notes payable	$53,577		$53,333		$244
Recourse notes payable	$102		$102

		Fair Value Measurement Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Goodwill	$21,601			$21,601	$(4,644)

Liabilities:
Non-recourse notes payable	$84,977		$84,551		$426
Recourse notes payable	$102		$102

The carrying value of $17.6 million for goodwill in our Consolidated Balance Sheets as of March 31, 2010, is net of an impairment charge of $4.0 million related to our Leasing reporting unit. This impairment charge was included in our Consolidated Statement of Operations for the year ended March 31, 2010. In accordance with the provision of Intangibles – Goodwill and Other, goodwill with a carrying amount of $4.0 million for our Leasing reporting unit was written down to its implied fair value of zero, resulting in an estimated impairment charge of $4.0 million. The carrying value of $53.6 million for non-recourse notes payable approximate the fair value of $53.3 million.

15. SEGMENT REPORTING

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

	Year ended March 31, 2010			Year ended March 31, 2009
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$625,607	$2,177	$627,784	$632,227	$3,915	$636,142
Sales of leased equipment	-	5,413	5,413	-	4,633	4,633
Lease revenues	-	37,908	37,908	-	44,483	44,483
Fee and other income	9,011	610	9,621
Patent and license settlement income	3,525	-	3,525	11,356	1,413	12,769
Total revenues	638,143	46,108	684,251	643,583	54,444	698,027
Cost of sales	537,128	7,392	544,520	544,721	7,687	552,408
Direct lease costs	-	10,676	10,676	-	14,220	14,220
Selling, general and administrative expenses	86,409	13,400	99,809	83,458	15,441	98,899
Impairment of goodwill	-	4,029	4,029	4,644	-	4,644
Segment earnings	14,606	10,611	25,217	10,760	17,096	27,856
Interest and financing costs	77	4,058	4,135	120	5,688	5,808
Earnings before income taxes	$14,529	$6,553	$21,082	$10,640	$11,408	$22,048
Assets	$193,194	$212,437	$405,631	$181,098	$182,774	$363,872

Included in the technology sales business segment above are inter-segment accounts payable of $37.8 million and $35.1 million for the years ended March 31, 2010 and 2009, respectively. Included in the financing business segment above are inter-segment accounts receivable of $37.8 million and $35.1 million for the years ended March 31, 2010 and 2009, respectively.

Our technology sales business segment sells products to our financing business segment.  For the year ended March 31, 2010, we eliminated revenue of $2.1 million, in our technology sales business segment as a result of these intersegment transactions.  For the year ended March 31, 2009, we eliminated revenue of $1.8million, in our technology sales business segment as a result of these intersegment transactions.

During the year ended March 31, 2010, we recorded an impairment of goodwill in the amount of $4.0 million in our financing business segment.  During the year ended March 31, 2009, we recorded an impairment of goodwill in the amount of $4.6 million in our software procurement reporting unit, which is part of our technology sales business segment.

16. QUARTERLY DATA —UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts).

	Year Ended March 31, 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Sales	$141,938	$158,059	$163,178	$170,022	$633,197
Total revenues	152,420	172,715	178,711	180,405	684,251

Cost of Sales	121,981	135,139	141,234	146,165	544,519
Total costs and expenses	149,082	163,916	174,687	175,484	663,169

Earnings before provision for income taxes	3,338	8,799	4,024	4,921	21,082
Provision for income taxes	1,437	3,801	1,708	1,391	8,337

Net earnings	$1,901	$4,998	$2,316	$3,530	$12,745

Net earnings per common share—Basic	$0.23	$0.61	$0.27	$0.43	$1.54
Net earnings per common share—Diluted	$0.23	$0.58	$0.27	$0.42	$1.50

	Year Ended March 31, 2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Sales	$167,024	$181,673	$171,557	$120,521	$640,775
Total revenues	182,286	196,858	184,724	134,159	698,027

Cost of Sales	144,943	156,448	146,224	104,793	552,408
Total costs and expenses	176,019	186,029	181,316	132,615	675,979

Earnings before provision for income taxes	6,267	10,829	3,408	1,544	22,048
Provision for income taxes	2,574	4,409	1,446	790	9,219

Net earnings	$3,693	$6,420	$1,962	$754	$12,829

Net earnings per common share—Basic	$0.45	$0.77	$0.24	$0.10	$1.56
Net earnings per common share—Diluted	$0.43	$0.74	$0.24	$0.10	$1.52

17. LEGAL SETTLEMENT

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents.  During July and August 2009, we entered into settlement and license agreements with three of the defendants which granted each of those defendants a license in specified ePlus patents. Pursuant to the settlement agreements, we received payments in the aggregate amount of approximately $3.5 million, and the complaint was dismissed with prejudice with regard to those three defendants.  We do not anticipate incurring any additional costs arising as a result of these settlement agreements and there are no further actions to be taken by us.  We recognize the related legal fees and expenses as they incur in the accompanying Consolidated Statements of Operations.

In addition, one of the above-referenced settlement agreements included an additional payment of $125 thousand due on or before October 20, 2010. This payment has not been recognized in our Consolidated Statements of Operations because collectability is not reasonably assured.  If this payment is not received in accordance with the terms of the settlement agreement, the patent license automatically terminates.