Form 10-Q
period 2010-06-30
EPLUS INC
filed 2010-08-06
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock outstanding as of July 30, 2010 was 8,072,958.

ePlus inc. AND SUBSIDIARIES
Part I. Financial Information:

Cautionary Language About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,” “expect,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

·
we offer a comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
·	our ability to hire and retain sufficient qualified personnel;
·	a decrease in the capital spending budgets of our customers or purchases from us;
·	our ability to protect our intellectual property;
·	the creditworthiness of our customers;
·	the possibility of goodwill impairment charges in the future;
·	our ability to raise capital, maintain or increase as needed our line of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
·	our ability to realize our investment in leased equipment;
·	our ability to reserve adequately for credit losses; and
·	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2010	As of March 31, 2010
ASSETS	(in thousands)

Cash and cash equivalents	$79,334	$85,077
Accounts receivable—net	106,033	108,752
Notes receivable	5,537	1,991
Inventories—net	13,448	9,316
Investment in leases and leased equipment—net	133,448	153,553
Property and equipment—net	1,832	2,057
Other assets	29,029	27,312
Goodwill	17,573	17,573
TOTAL ASSETS	$386,234	$405,631

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$14,668	$40,894
Accounts payable—trade	18,361	17,501
Accounts payable—floor plan	59,456	57,613
Salaries and commissions payable	6,588	5,763
Accrued expenses and other liabilities	44,582	40,502
Income taxes payable	3,406	2,385
Recourse notes payable	102	102
Non-recourse notes payable	46,864	53,577
Deferred tax liability	1,803	1,803
Total Liabilities	195,830	220,140

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value; 25,000,000 shares authorized; 11,949,351 issued and 8,132,011 outstanding at June 30, 2010 and 11,917,129 issued and 8,123,508 outstanding at March 31, 2010	119	119
Additional paid-in capital	84,805	84,100
Treasury stock, at cost, 3,817,340 and 3,793,621 shares, respectively	(43,753)	(43,346)
Retained earnings	148,910	144,197
Accumulated other comprehensive income—foreign currency translation adjustment	323	421
Total Stockholders' Equity	190,404	185,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$386,234	$405,631

See Notes to unaudited condensed consolidated financial statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2010	2009

	(amounts in thousands, except shares and per share data)

Sales of product and services	$175,893	$140,450
Sales of leased equipment	-	1,488
	175,893	141,938

Lease revenues	10,134	8,075
Fee and other income	2,978	2,407
	13,112	10,482

TOTAL REVENUES	189,005	152,420

COSTS AND EXPENSES

Cost of sales, product and services	150,991	120,571
Cost of leased equipment	-	1,410
	150,991	121,981

Direct lease costs	2,670	2,548
Professional and other fees	3,527	1,817
Salaries and benefits	20,050	17,925
General and administrative expenses	3,145	3,506
Interest and financing costs	786	1,305
	30,178	27,101

TOTAL COSTS AND EXPENSES (1)	181,169	149,082

EARNINGS BEFORE PROVISION FOR INCOME TAXES	7,836	3,338

PROVISION FOR INCOME TAXES	3,123	1,437

NET EARNINGS	$4,713	$1,901

NET EARNINGS PER COMMON SHARE—BASIC	$0.58	$0.23
NET EARNINGS PER COMMON SHARE—DILUTED	$0.57	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	$8,123,326	8,147,685
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	$8,306,604	8,415,531

(1)	Includes amounts to related parties of $294 thousand and $283 thousand for the three months ended June 30, 2010 and 2009, respectively.

See Notes to unaudited condensed consolidated financial statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$4,713	$1,901
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,488	3,071
Reserves for credit losses and sales returns	99	101
Provision for inventory allowances and inventory returns	180	166
Share-based compensation expense	170	56
Excess tax benefit from share-based compensation	(3)	(82)
Tax benefit from share-based compensation	18	129
Payments from lessees directly to lenders—operating leases	(1,541)	(2,001)
(Gain)/loss on disposal of property and equipment	(3)	4
(Gain)/loss on sale or disposal of operating lease equipment	(154)	204
Excess increase in cash value of officers' life insurance	-	(4)
Changes in:
Accounts receivable—net	2,806	(3,035)
Notes receivable	(3,546)	(1,381)
Inventories—net	(4,312)	(4,228)
Investment in direct financing and sale-type leases—net	15,694	(15,507)
Other assets	(1,736)	1,351
Accounts payable—equipment	(28,283)	4,012
Accounts payable—trade	849	391
Salaries and commissions payable, accrued expenses and other liabilities	5,924	(3,474)
Net cash used in operating activities	(6,637)	(18,326)

Cash Flows From Investing Activities:
Proceeds from sale or disposal of operating lease equipment	585	517
Purchases of operating lease equipment	(2,801)	(395)
Proceeds from sale of property and equipment	3	-
Purchases of property and equipment	(69)	(167)
Premiums paid on officers' life insurance	(47)	(79)
Net cash used in investing activities	(2,329)	(124)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Cash Flows From Financing Activities:	(in thousands)

Borrowings:
Non-recourse	2,995	2,508
Repayments:
Non-recourse	(1,716)	(1,210)
Repurchase of common stock	(407)	(10)
Proceeds from issuance of capital stock through option exercise	517	743
Excess tax benefit from share-based compensation	3	82
Net borrowings on floor plan facility	1,843	12,055
Net cash provided by financing activities	3,235	14,168

Effect of Exchange Rate Changes on Cash	(12)	(183)

Net Decrease in Cash and Cash Equivalents	(5,743)	(4,465)

Cash and Cash Equivalents, Beginning of Period	85,077	107,788

Cash and Cash Equivalents, End of Period	$79,334	$103,323

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$727	$123
Cash paid for income taxes	$2,150	$759

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$30	$117
Purchase of operating lease equipment included in accounts payable	$2,072	$20
Principal payments from lessees directly to lenders	$7,989	$11,257

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

In the description of the Accounting Standards Codification (“Codification”) and Accounting Standards Updates throughout the report, references in italics relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

These interim financial statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended March 31, 2010, which was filed on June 15, 2010.  Operating results for the interim periods are not necessarily indicative of results for an entire year.  A detailed description of our significant accounting policies can be found in the audited consolidated financial statements, included in the Form 10-K.  There have been no significant changes to the accounting policies that were included in the Form 10-K.

PRINCIPLES OF CONSOLIDATION — The unaudited condensed consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

SUBSEQUENT EVENTS – Management has evaluated subsequent events after the balance sheet date through the date our financial statements are issued.

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the three months ended June 30, 2010, other comprehensive loss was $98 thousand, and net income was $4.7 million. This resulted in total comprehensive income of $4.6 million for the three months ended June 30, 2010.  For the three months ended June 30, 2009, other comprehensive income was $112 thousand, and net income was $1.9 million, resulting in total comprehensive income of $2.0 million.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS —In December 2009, the FASB issued an update to amend Subsequent Events in the Codification that requires an SEC filer and conduit debt obligor to evaluate subsequent events through the date the financial statements are issued. All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. In addition, SEC filers are exempt from disclosing the date through which subsequent events have been evaluated. This update was effective immediately for us in connection with financial statements that are issued or revised.

In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification. This update removes the concept of a qualifying special-purpose entity and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update was effective for us beginning April 1, 2010. The adoption of this update did not have a material impact on our unaudited condensed consolidated results of operations and financial condition.

In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update was effective for us beginning April 1, 2010. The adoption of this update did not have a material impact on our unaudited condensed consolidated results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED—In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria that we use to determine whether a multiple deliverable arrangement involves more than one unit of accounting. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our unaudited condensed consolidated results of operations and financial condition.

Concurrently to issuing the above update, the FASB also issued another update to the Codification that excludes certain software from the scope of software revenue recognition guidance. If software is contained in a tangible product and is essential to the tangible product's functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our unaudited condensed consolidated results of operations and financial condition.

In April 2010, an update was made to Compensation – Stock Compensation. This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	As of
	June 30, 2010	March 31, 2010
Investment in direct financing and sales-type leases—net	$112,967	$135,221
Investment in operating lease equipment—net	22,618	20,262
Less: Reserve for credit losses	(2,137)	(1,930)
	$133,448	$153,553

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	As of
	June 30, 2010	March 31, 2010
Minimum lease payments	$113,653	$135,352
Estimated unguaranteed residual value (1)	10,526	11,246
Initial direct costs, net of amortization (2)	704	847
Less: Unearned lease income	(11,916)	(12,224)
Investment in direct financing and sales-type leases—net	$112,967	$135,221

(1)
Includes estimated unguaranteed residual values of $2,159 thousand and $2,457 thousand as of June 30,   2010 and March 31, 2010, respectively, for direct-financing leases accounted for as sales under Transfers and Servicing of the Codification.

(2)	Initial direct costs are shown net of amortization of $726 thousand and $810 thousand as of June 30, 2010 and March 31, 2010, respectively.

Certain lease schedules included in net investment in direct financing and sales-type leases is collateral for non-recourse and recourse equipment notes, if any.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows (in thousands):

	As of
	June 30, 2010	March 31, 2010
Cost of equipment under operating leases	$48,515	$46,639
Less: Accumulated depreciation and amortization	(25,897)	(26,377)
Investment in operating lease equipment—net (1)	$22,618	$20,262

(1)	Includes estimated unguaranteed residual values of $9,889 thousand and $9,750 thousand as of June 30, 2010 and March 31, 2010, respectively.

During the three months ended June 30, 2010, we did not sell any of our lease portfolio. During the three months ended June 30, 2009, we sold portions of our lease portfolio. The sales were reflected in our unaudited condensed consolidated financial statements as sales of leased equipment totaling approximately $1.5 million, and cost of leased equipment of $1.4 million. There was a corresponding reduction of investment in leases and lease equipment—net of $1.4 million at June 30, 2009.

3. GOODWILL

Goodwill is recorded in excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. Our annual impairment test for goodwill is performed during the third quarter of our fiscal year, or when events or circumstances indicate there might be impairment, and follows the two-step process prescribed in Intangibles-Goodwill and Other. As of June 30, 2010, no indicators of impairment have been identified. We have two reportable segments based on the product and services offered – the financing business segment and the technology sales business segment. Below business segments are reporting units. Based on the nature of products, the nature of production, the type of customers and management, we have four reporting units. Our reporting units are Leasing, Technology, Software Procurement and Software Document Management, two of which contained goodwill as of April 1, 2010.   The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	Financing Business Segment	Technology Sales Business Segment
	Leasing	Technology	Software Procurement	Software Document Management	Total

Goodwill - gross balance	$4,029	$16,484	$4,644	$1,089	$26,246
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance March 31, 2010	$-	$16,484	$-	$1,089	$17,573

Impairment	-	-	-	-	-
Goodwill - net balance June 30, 2010	$-	$16,484	$-	$1,089	$17,573

4. RESERVES FOR CREDIT LOSSES

During the three months ended June 30, 2010 and 2009, our activities in our reserves for credit losses were as follows (in thousands):

	Accounts Receivable	Lease-Related Assets	Total
Balance March 31, 2010	$1,655	$1,930	$3,585

Provision for Bad Debts	(149)	207	58
Recoveries	5	-	5
Write-offs and other	(85)	-	(85)
Balance June 30, 2010	$1,426	$2,137	$3,563

	Accounts Receivable	Lease-Related Assets	Total
Balance March 31, 2009	$1,493	$1,599	$3,092

Provision for Bad Debts	(68)	-	(68)
Recoveries	53	-	53
Write-offs and other	(34)	(1)	(35)
Balance June 30, 2009	$1,444	$1,598	$3,042

Our unaudited condensed consolidated statement of operations include bad debt expense of $58 thousand for the three months ended June 30, 2010 and a decrease in bad debt expense of $68 thousand for the three months ended June 30, 2009.

5. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	As of
	June 30, 2010	March 31, 2010
Deferred costs related to sales of bundled hardware and services	$22,161	$19,879
Other	6,868	7,433
Other assets	$29,029	$27,312

	As of
	June 30, 2010	March 31, 2010
Deferred revenue related to sales of bundled hardware and services	$24,272	$22,289
Other	20,310	18,213
Accrued expenses and other liabilities	$44,582	$40,502

Other assets include deferred costs, prepaid assets and certain intangible assets. Accrued expenses and other liabilities includes accrued expenses, deferred revenue and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. Deferred revenue and deferred costs are related to bundled hardware and service arrangements that were not completed by the end of the quarter. We will recognize revenue on multiple deliverable revenue arrangements when the service is completed.

6. RECOURSE AND NON-RECOURSE NOTES PAYABLE

As of June 30, 2010 and March 31, 2010, recourse and non-recourse obligations consisted of the following (in thousands):

	As of
	June 30, 2010	March 31, 2010
First Bank of Highland Park recourse note payable at 5.5% expires on April 1, 2011 or when the early termination option of a lease is enacted.	$102	$102

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 3.05% to 9.50% at June 30, 2010 and March 31, 2010.	$46,864	$53,577

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

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $59.5 million and $57.6 million as of June 30, 2010 and March 31, 2010, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2010 and March 31, 2010. As of June 30, 2010, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2010. The GECDF credit facility does not have a fixed maturity date, but either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit its ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2010, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

On October 26, 2009, we entered into an agreement with 1st Commonwealth Bank of Virginia to provide us with a $500 thousand credit facility, which will mature on October 26, 2010. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of June 30 and March 31, 2010, we had no outstanding balance on this credit facility.

7. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2010, we leased approximately 55,880 square feet for use as our principal headquarters from Norton Building 1, LLC for a monthly payment of approximately $98 thousand which includes rent and operating expenses.  Norton Building 1, LLC is a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC.  We entered into amendments to the office lease agreement with Norton Building 1, LLC on June 18, 2009 and June 22, 2010 pursuant to which we will continue to lease 55,880 square feet for use as our principal headquarters. The term of the amended lease began on January 1, 2010, and will continue through December 31, 2014.  In addition, we have the right to terminate the lease, with no penalty fee, on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice. The annual base rent, which includes an expenses factor, is $20.84 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter. To the extent required by our Related Person Transactions Policy, the amendments to the lease were approved by the Nominating and Corporate Governance Committee in accordance with such Policy, and subsequently approved by our Board of Directors, with Mr. Norton abstaining. We paid rent, which includes operating expenses, in the amount of $294 thousand during the three months ended June 30, 2010, and $283 thousand during the same period in 2009.

8. COMMITMENTS AND CONTINGENCIES

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

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. During July and August 2009, we entered into settlement and license agreements with three of the defendants. Pursuant to the settlement agreements, we received payments in the aggregate amount of approximately $3.5 million, and the complaint has been dismissed with prejudice with regard to those three defendants. The settlement agreements also granted each of those defendants a license in specified ePlus patents. With regard to the remaining defendant, we are seeking injunctive relief and an unspecified amount of monetary damages. The case is currently scheduled to go to trial in mid-September, however, court schedules are inherently unpredictable and the actual trial date is subject to change. While we believe that we have a basis for our claims, these types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

We are also engaged in other ordinary and routine litigation incidental to our business. While we cannot predict the outcome of these various legal proceedings, management does not believe that the ultimate resolution will have a material effect on our financial condition, results of operations, or cash flows.

9. EARNINGS PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited condensed consolidated statements of operations for the three months ended June 30, 2010 and June 30, 2009 (in thousands, except per share data).

	Three months ended June 30,
	2010	2009

Net income available to common shareholders—basic and diluted	$4,713	$1,901

Weighted average shares outstanding — basic	8,123	8,148
Effect of dilutive shares	183	268
Weighted average shares outstanding — diluted	8,306	8,416

Income per common share:
Basic	$0.58	$0.23
Diluted	$0.57	$0.23

All unexercised stock options are included in the computations of diluted EPS for the three months ended June 30, 2010. Unexercised stock options for 195,000 shares of our common stock were not included in the computations of diluted EPS for the three months ended June 30, 2009. These options were excluded because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods. Inclusion of these options in our diluted EPS calculation would have been anti-dilutive.

10. SHARE REPURCHASE

On August 11, 2009, our Board authorized a share repurchase plan commencing on September 16, 2009.  The share repurchase plan is for a 12-month period ending September 15, 2010 for up to 500,000 shares of ePlus’ outstanding common stock.  The previous stock repurchase program commenced on July 31, 2008 and expired on September 15, 2009.  On February 12, 2010, our Board amended the current share repurchase plan, which authorizes the Company to repurchase up to 500,000 shares of ePlus’ outstanding common stock beginning February 15, 2010 through September 15, 2010.  The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability.  Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30, 2010, we repurchased 23,719 shares of our outstanding common stock at an average cost of $17.17 per share for a total purchase price of $407 thousand. Since the inception of our initial repurchase program on September 20, 2001 to June 30, 2010, we have repurchased 3,817,340 shares of our outstanding common stock at an average cost of $11.46 per share for a total purchase price of $43.8 million.

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

2008 Non-Employee Director Plan

Under the 2008 Director LTIP, 250,000 shares were authorized for grant to non-employee directors. The purpose of the 2008 Director LTIP is to align the economic interests of the directors with the interests of shareholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. Under the 2008 Director LTIP, each non-employee director received a one-time grant of a number of restricted shares of common stock having a grant-date fair value of $35 thousand. The grant-date fair value for this one-time grant was determined based on the share closing price on September 25, 2008.  In addition, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. Directors may elect to receive their cash compensation in restricted stock. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. Half of these shares will vest on each of the first and second anniversaries from the date of the grant.

2008 Employee Long-Term Incentive Plan

Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purposes of the 2008 Employee LTIP are to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2008 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2008 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2008 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. Under the 2008 Employee LTIP, the Compensation Committee will determine the time and method of vesting of the awards.

Stock Option Activity

During the three months ended June 30, 2010 and 2009, there were no stock options granted to employees.

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2010	507,700	$6.86 - $17.38	$12.09	2.3	$2,770,219
Options granted	-	-	-		-
Options exercised (1)	(31,100)	$6.86 - $17.38	17.20		39,759
Options forfeited	-	-	-		-
Outstanding, June 30, 2010	476,600	$6.86 - $17.38	$11.76	2.1	$2,735,520

Vested at June 30, 2010	476,600		$11.76	2.1	$2,735,520
Exercisable at June 30, 2010	476,600		$11.76	2.1	$2,735,520

(1)	The total intrinsic value of stock options exercised during the three months ended June 30, 2010 was $39.8 thousand.

Additional information regarding stock options outstanding as of June 30, 2010 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining

$6.86 - $9.00	193,600	$7.25	1.4
$9.01 - $13.50	122,000	$12.21	4.8
$13.51 - $17.38	161,000	$16.84	1.0

$6.86 - $17.38	476,600	$11.76	2.1

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At June 30, 2010, all of our options are vested.

Restricted Stock Activity

Under the 2008 Director LTIP, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date.  Directors may elect to receive their cash compensation in restricted stock.  These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of.  These shares will vest over a two-year period and we will recognize share-based compensation expense over the service period. We estimate the forfeiture rate of the restricted stock to be zero. As of June 30, 2010, we have granted 60,062 shares under the 2008 Director LTIP.

Under the 2008 Employee LTIP, employees may receive grants of restricted stock as determined by the Compensation Committee. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. The vesting schedule of restricted stock will be determined by the Compensation Committee, at its discretion. We estimate the forfeiture rate of the restricted stock to be zero. As of June 30, 2010, we have granted 105,000 restricted shares under the 2008 Employee LTIP.

A summary of restricted stock activity during the three months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Outstanding, April 1, 2010	144,427	$14.43
Shares granted (1)(2)	20,635	$18.44
Shares forfeited (3)	(5,479)	$12.77
Outstanding, June 30, 2010	159,583	$15.01

(1)
One of our non-employee directors received restricted shares in lieu of his quarterly cash compensation. Therefore, during the three months ended June 30, 2010, the director was issued 635 shares with a grant-date fair value of $17.70 per share.

(2)	Includes a grant of 20,000 restricted shares to employees with a grant-date value of $18.46 per share.
(3)
Includes cancellation of 5,479 unvested restricted shares of one of our non-employee directors. 3,210 shares had a grant-date fair value of $10.90 and 2,269 shares had a grant-date value of $15.42 per share.

A summary of the nonvested restricted shares activity is presented as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2010	125,155	$14.98
Granted	20,635	$18.44
Vested	(1,122)	$11.69
Forfeited	(5,479)	$12.77
Nonvested March 31, 2010	139,189	$15.60

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

During the three months ended June 30, 2010 and 2009, we recognized $170 thousand and $56 thousand of total share-based compensation expense, respectively, all of which was related to restricted stock.  This amount was recorded as professional and other fees and salaries and benefits in our unaudited condensed consolidated statements of operations.

At June 30, 2010, there was no unrecognized compensation expense related to nonvested options because all outstanding options were vested. Unrecognized compensation expense related to the restricted stock was $1.6 million which will be fully recognized over the next 36 months.

12. INCOME TAXES

We recognize interest and penalties for uncertain tax positions.  As of June 30, 2010, our gross tax liability related to uncertain tax positions was $461 thousand.  At March 31, 2010, if the unrecognized tax benefits of $461 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $583 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our unaudited condensed consolidated statements of operations includes interest of $8 thousand for the three months ended June 30, 2010 and $9 thousand for the same period last year. We did not recognize any additional penalties. We had $136 thousand and $128 thousand accrued for the payment of interest and penalties at June 30, 2010 and 2009, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. However, we continue to carry our non-recourse and recourse notes payable at carrying values on our unaudited condensed consolidated balance sheets as we did not adopt the Fair Value Option in Financial Instruments in the Codification. Accordingly, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. For additional information, see Note 1, “Organization and Summary of Significant Accounting Policies” included elsewhere in this report. The following table summarizes the fair value hierarchy of our financial instruments (in thousands):

		Fair Value Measurement Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Non-recourse notes payable	$46,864	$-	$46,876	$-
Recourse notes payable	$102	$-	$102	$-

14. SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our technology sales business segment and our financing business segment. The technology sales business segment sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The financing business segment offers lease-financing solutions to corporations and governmental entities nationwide. We evaluate segment performance on the basis of segment revenue and earnings.

Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the technology sales business segment.

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$175,610	$283	$175,893	$139,992	$458	$140,450
Sales of leased equipment	-	-	-	-	1,488	1,488
Lease revenues	-	10,134	10,134	-	8,075	8,075
Fee and other income	2,201	777	2,978	2,257	150	2,407
Total revenues	177,811	11,194	189,005	142,249	10,171	152,420
Cost of sales	150,839	152	150,991	120,063	1,918	121,981
Direct lease costs	-	2,670	2,670	-	2,548	2,548
Selling, general and administrative expenses	23,194	3,528	26,722	19,934	3,314	23,248
Segment earnings	3,778	4,844	8,622	2,252	2,391	4,643
Interest and financing costs	23	763	786	18	1,287	1,305
Earnings before income taxes	$3,755	$4,081	$7,836	$2,234	$1,104	$3,338
Assets	$191,187	$195,047	$386,234	$185,832	$184,129	$369,961

Included in the technology sales business segment above are inter-segment accounts payable of $37.5 million at June 30, 2010. Included in the financing business segment above are inter-segment accounts receivable of $37.5 million at June 30, 2010.

Our technology sales business segment sells products to our financing business segment.  For the three months ended June 30, 2010, we eliminated revenue of $0.8 million in our technology sales business segment as a result of these intersegment transactions.  For the three months ended June 30, 2009, we eliminated revenue of $0.3 million in our technology sales business segment as a result of these intersegment transactions.

15.  LEGAL SETTLEMENT

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents.  During July and August 2009, we entered into settlement and license agreements with three of the defendants which granted each of those defendants a license in specified ePlus patents.  Pursuant to the settlement agreements, we received payments in the aggregate amount of $3.5 million, and the complaint was dismissed with prejudice with regard to those three defendants.  We do not anticipate incurring any additional costs arising as a result of these settlement agreements and there are no further actions to be taken by us.  We recorded the settlement agreements in the quarter ended September 30, 2009 in patent license and settlement income in the accompanying unaudited condensed consolidated statements of operations. We recognize the related legal fees and expenses as they incur in the accompanying unaudited condensed consolidated statements of operations.

In addition, one of the above-referenced settlement agreements included an additional payment of $125 thousand due on or before October 20, 2010. This payment has not been recognized in our unaudited condensed consolidated statements of operations because collectability is not reasonably assured.  If this additional payment is not received in accordance with the terms of the settlement agreement, the patent license automatically terminates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2010 (the “2010 Annual Report”).  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report.

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

Financial Summary

During the three months ended June 30, 2010, total revenue increased 24.0% to $189.0 million while total costs and expenses increased 21.5% to $181.2 million. Net earnings increased 148.0% to $4.7 million, as compared to the same period last fiscal year.  The economy appears to be stabilizing somewhat and we have had sequential revenue growth over the past five quarters.

Gross margin for product and services was 14.2% during both the three months ended June 30, 2010 and 2009. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers.  In addition, in certain circumstances, we may modify terms with our vendors in order to achieve better incentives which may enhance gross margin. Cash decreased $5.7 million or 6.8% to $79.3 million at June 30, 2010 compared to March 31, 2010. The decrease in cash was due, in part, to lower balance in accounts payable – equipment, an increase in accounts receivable and inventory; less borrowing on our floor plan facility; and our share repurchase program.

The United States has been experiencing an unstable economy and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption. As a result of the financial market turmoil, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy is somewhat uncertain. Continuing deterioration of economic conditions could cause our current and potential customers to once again delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Restrictions on credit may impact economic activity and our results. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, financial market disruption may adversely affect our access to additional capital.

Business Segment Overview

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

Our technology sales business segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our unaudited condensed consolidated statements of operations under sales of product and services and fee and other income.  Customers who purchase information technology equipment from us may have Master Purchase Agreements (“MPAs”) with us which stipulate the terms and conditions of our relationship. Some MPAs contain pricing arrangements. However, the MPAs do not contain purchase volume commitments and most have 30-day termination for convenience clauses. Our other customers place orders using purchase orders without an MPA in place or with other documentation customary for the business. Our services engagements are often governed by Master Services Agreements (“MSAs”) which may contain specific Statements of Work (“SOWs”) and other terms and conditions customary in the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco, Hewlett Packard and Sun Microsystem products, which represent approximately 41%, 16% and 6% of sales of product and services, respectively, for the three months ended June 30, 2010, as compared to 35%, 18% and 8% of sales of product and services, respectively, for the three months ended June 30, 2009.

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

We endeavor to minimize the cost of sales in our technology sales business segment through vendor consideration programs provided by manufacturers and other incentives provided by our distributors. The programs we qualified for are generally set by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our major manufacturers:

Manufacturer	Manufacturer Authorization Level

Hewlett Packard	HP Preferred Elite Partner (National)
Cisco Systems	Cisco Gold DVAR (National)
Advanced Wireless LAN
Advanced Unified Communications
Advanced Data Center Storage Networking
Advanced Routing and Switching
Advanced Security
ATP Video Surveillance
ATP Telepresence
ATP Rich Media Communications
Master Security Specialization
Master UC Specialization
Master Managed Services Partner
Microsoft	Microsoft Gold (National)
Sun Microsystems	Sun SPA Executive Partner (National)
Sun National Strategic Data Center Authorized
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
NetApp	NetApp STAR Partner
Citrix Systems, Inc.	Citrix Gold (National)
VMWare	National Premier VMWare Partner

We also generate revenue in our technology sales business segment through hosting arrangements and sales of our Internet-based business-to-business supply chain management software. These revenues are reflected on our unaudited condensed consolidated statements of operations under fee and other income. In addition, fee and other income results from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees from our off lease equipment; (3) agent fees received from various manufacturers; (4) settlement fees related to disputes or litigation; and (5) interest and other miscellaneous income.

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

·
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

·	For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue.

In some direct financing lease transactions, where the non-recourse debt associated with the lease may be assigned to a lender, and the transfer of financial assets in these transactions meet the criteria for surrender of control, the net amount of the lease and non-recourse debt, if any, is accounted for as a sale for financial reporting purposes and included in lease revenues.

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

Fluctuations in Revenues

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, interest rate fluctuations, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of the sale of equipment in our lease portfolio prior to the expiration of the lease term to the lessee or to a third party, and changes in incentive programs provided by manufacturers.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2009, the FASB issued an update to amend Subsequent Events in the Codification that requires an SEC filer and conduit debt obligor to evaluate subsequent events through the date the financial statements are issued. All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. In addition, SEC filers are exempt from disclosing the date through which subsequent events have been evaluated. This update is effective immediately for us in connection with any financial statements that are issued or revised.

In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification. This update removes the concept of a qualifying special-purpose entity and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update was effective for us beginning April 1, 2010. The adoption of this update did not have a material impact on our unaudited condensed consolidated results of operations and financial condition.

In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update was effective for us beginning April 1, 2010. The adoption of this update did not have a material impact on our unaudited condensed consolidated results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria that we use to determine whether a multiple deliverable arrangement involves more than one unit of accounting. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our unaudited condensed consolidated results of operations and financial condition.

Concurrently to issuing the above update, the FASB also issued another update to the Codification that excludes certain software from the scope of software revenue recognition guidance. If software is contained in a tangible product and is essential to the tangible product's functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our unaudited condensed consolidated results of operations and financial condition.

In April 2010, an update was made to “Compensation – Stock Compensation”. This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.

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

We review our goodwill for impairment annually, or more frequently, if events or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We have reportable segments based on the product and services offered – financing business segment and technology sales business segment. Below our reportable segments are reporting units. For the purpose of testing for impairment, we have four distinct reporting units: Leasing, Technology, Software procurement and Software document management.  In determining reporting units, we consider factors such as nature of products, nature of production, type of customer, management and the availability of separate and distinct financial statements for each entity. We do not have any goodwill remaining in our Software procurement and Leasing reporting units.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our unaudited condensed consolidated statements of operations.

VENDOR CONSIDERATION.  We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters' sales activities and are primarily formula-based.  Different programs have different vendor/program specific goals to achieve. These programs can be very complex to calculate and sometimes involves estimates. Based on historical financial data for the different programs, we may estimate that we will obtain these goals.

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

Under the fair value method of accounting for stock-based compensation, we measure stock option expense at the date of grant using the Black-Scholes valuation model and amortize the compensation expense using the straight-line method over the requisite service period. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of our common stock and expected dividends, if any. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time in which we expect our employees to exercise their options. The risk-free interest rate is the five-year nominal constant maturity Treasury rate on the date of the award. Expected stock volatility reflects movements in our stock price over a historical period that matches the expected life of the options. The dividend yield assumption is zero since we have historically not paid any dividends and do not anticipate paying any dividends in the near future.

Results of Operations — Three months ended June 30, 2010 compared to three months ended June 30, 2009

REVENUES

Total Revenues. Total revenues during the three months ended June 30, 2010 was $189.0 million compared to total revenues of $152.4 million during the three months June 30, 2009, an increase of 24.0%. The economy appears to be stabilizing somewhat and we have had sequential revenue growth over the past five quarters.

Sales of product and services.  Sales of product and services increased 25.2% to $175.9 million during the three months ended June 30, 2010 as compared to $140.5 million during the three months ended June 30, 2009. Our customers’ spending has been gradually improving, which contributed to the increase in sales for the past five sequential quarters.

At June 30, 2010, our open orders from customers increased approximately $20.0 million over the same period last year. The increase was due to an increase in orders from our customers as well as some capacity constraint with our suppliers and distributors. In addition, we had deferred revenue of $24.3 million at June 30, 2010, an increase of approximately $14.0 million compared to June 30, 2009, which related to bundled hardware and service arrangements that were not completed by the end of the quarter. We will recognize revenue on multiple deliverable revenue arrangements when the services are completed.

Gross margin.  We realized a gross margin on sales of product and services of 14.2% during both the three months ended June 30, 2010 and 2009. Our gross margin on sales of product and services was affected by incentives provided to us by our vendors. In addition, our gross margin was also affected by the mix and volume of product and services sold. There are ongoing changes to the programs offered to us by our vendors which may be affected by the current economic conditions and thus, we may not be able to maintain the level of manufacturer incentives we are currently receiving, which may cause gross margins to change.

Lease revenues.  Lease revenues can be broadly categorized into two types - income generated from the lease portfolio, including income from direct-financing leases and rent from operating leases, and other lease-related income, including profit from transfer of financial assets, sales of leased assets to lessees and end of lease term income. Lease revenues increased $2.1 million, or 25.5% to $10.1 million for the three months ended June 30, 2010, compared to $8.1 million during the same period in the prior year. Earnings from direct financing and operating leases during the leases’ original or extended terms was about the same compared to the same period last year. The increase in lease revenue is primarily due to the profit of $1 million from the transfer of financial assets, which satisfied the conditions for sale accounting in accordance with Transfers and Servicing in the Codification, and other lease-related income of about $1.0 million. At June 30, 2010, we had $133.4 million of investment in leases on our balance sheet compared to $153.6 million at March 31, 2010, a decrease of $20.1 million. The decrease in lease portfolio was driven by the transfer of two leases of approximately $29.0 million, which qualified as a sale in accordance with Transfer and Servicing, partially offset by the addition of new leases. The profit from the transfer of these financial assets is reported as a component of our lease revenues, while the carrying value of these leases is reduced from our lease portfolio. We retain the residual value of the equipment during these types of sales.

Sales of leased equipment. We also recognize revenue from the sale of leased equipment to non-lessee third parties. Sales of leased equipment are proceeds from the sales of leased assets and underlying leases to non-lessee third parties and we retain no residual value of the equipment. Sales of leased equipment fluctuate from quarter to quarter because management determines the timing of such sales as a component of our risk-mitigation process, which we conduct periodically to diversify our portfolio by customer, equipment type, and residual value investments. During the three months ended June 30, 2010, there were no sales of leased equipment and $1.5 million during the same period last year. Gross margins recognized on the sales of leased equipment were 5.3% for the three months ended June 30, 2009. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale.

Fee and other income. During the three months ended June 30, 2010, fee and other income increased 23.7% to $3.0 million, compared to $2.4 million during the same period last year. These increases were primarily driven by an increase in remarketing income in our financing business segment. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contains earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

COSTS AND EXPENSES

Cost of sales, product and services. During the three months ended June 30, 2010, cost of sales, product and services increased 25.2% to $151.0 million, compared to $120.6 million during the same period last year. This increase corresponded to the increase in sales of product and services in our technology sales business segment. Cost of sales, product and services is also affected by incentives from vendors, product mix and volume. There were no sales of leased equipment to non-lessee third parties in our financing business segment during the three months ended June 30, 2010, and, therefore, no cost of leased equipment.  Cost of leased equipment was $1.4 million during the same period last year.

Direct lease costs. During the three months ended June 30, 2010, direct lease costs increased 4.8% to $2.7 million, compared to the three months ended June 30, 2009. The largest component of direct lease costs is depreciation expense for operating lease equipment. Our investment in operating leases increased 11.7% to $22.6 million at June 30, 2010 compared to $20.3 million at June 30, 2009, primarily due to the net addition of new leases.

Professional and other fees.  During three months ended June 30, 2010, professional and other fees totaled $3.5 million, an increase of $1.7 million from $1.8 million during the same period last year. This increase was primarily due to increased legal expenses related to the patent infringement litigation, partially offset by lower recruiting fees. These types of patent infringement cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Salaries and benefits. During the three months ended June 30, 2010, salaries and benefits expense increased 11.9% to $20.0 million. The increase in salaries and benefits expense corresponded to increases in bonus and commission expenses driven by increase in revenue. In addition, there was an increase in the number of people we employed at June 30, 2010 to 667 from 657 people at June 30, 2009.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period beginning on the date of hire. For the three months ended June 30, 2010, our expenses for the plan were approximately $112 thousand, compared to $100 thousand for the three months ended June 30, 2009.

General and administrative expenses. During the three months ended June 30, 2010, general and administrative expenses decreased 10.3% to $3.1 million compared to $3.5 million during the same period last year. These decreases were driven by decreases in bad debt expense in the technology sales business segment, depreciation and insurance expenses, partially offset by higher travel expenses.

Interest and financing costs. During the three months ended June 30, 2010, interest and financing costs decreased 39.8% to $0.8 million, compared to $1.3 million during the same period last year. These decreases are primarily the result of lower non-recourse note balances. Non-recourse notes payable decreased 37.6% to $46.9 million at June 30, 2010 as compared to $75.1 million at June 30, 2009.

Income taxes. Our provision for income tax expense increased $1.7 million to $3.1 million for the three months ended June 30, 2010, as compared to $1.4 million for the same period last year. Our effective income tax rates for the three months ended June 30, 2010 and 2009 were 39.9% and 43.1%, respectively. The decrease in our effective income tax rate for the three months ended June 30, 2010 was primarily driven by a decrease in state income taxes due to a decrease in income apportioned to higher taxed jurisdictions.

Net Earnings. The foregoing resulted in net earnings of $4.7 million for the three months ended June 30, 2010, an increase of 147.9%, as compared to $1.9 million during the three months ended June 30, 2009.

Basic and diluted earnings per common share were $0.58 and $0.57 for the three months ended June 30, 2010, respectively, as compared to $0.23, for both basic and diluted earnings per common share for the three months ended June 30, 2009.

Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2010 were 8,123,326 and 8,306,604, respectively.  Basic and diluted weighted average common shares outstanding for the three months ended June 30, 2009 were 8,147,685 and 8,415,531, respectively.

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

Our ability to continue to fund our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate requiring any additional sources of financing to fund operations, if demand for IT products declines, our cash flows from operations may be substantially affected. Given the current economic environment, management has maintained higher cash reserves to ensure adequate cash is available to fund our working capital requirements should the availability to the debt and equity markets be limited.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three Months Ended June 30,
	2010	2009

Net cash used in operating activities	$(6,637)	$(18,326)
Net cash used in investing activities	(2,329)	(124)
Net cash provided by financing activities	3,235	14,168
Effect of exchange rate changes on cash	(12)	(183)
Net Decrease in cash and cash equivalents	$(5,743)	$(4,465)

Cash Flows from Operating Activities.  Cash used in operating activities totaled $6.6 million during three months ended June 30, 2010, compared to cash used in operations of $18.3 million during the three months ended June 30, 2009. Cash flows used in operations for the three months ended June 30, 2010 resulted primarily from a decrease of $28.3 million in accounts payable – equipment for the payment of equipment on lease by our customers. In addition, the schedule of non-cash investing and financing activities contained repayments of $8.0 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse debt. This direct repayment from our lessees directly to our lenders is not reflected in our cash used in operating activities and hence, had the effect of increasing our cash used in operating activities. These increases in cash used in operating activities were partially offset by a decrease in cash used in investment in direct financing and sales type leases – net, which decreased $22.3 million on our unaudited condensed consolidated balance sheets (see Note 2, “Investment in Leases and Leased Equipment—net,) during the three months ended June 30, 2010.

Cash Flows from Investing Activities. Cash used in investing activities was $2.3 million for the three months ended June 30, 2010, primarily driven by an increase in cash used in purchases of operating lease equipment.  Investment in operating lease equipment – net increased $2.4 million on our unaudited condensed consolidated balance sheets (see Note 2, “Investment in Leases and Leased Equipment—net,) during the three months ended June 30, 2010.

Cash Flows from Financing Activities. Cash provided by financing activities was $3.2 million for the three months ended June 30, 2010, mostly driven by borrowings of non-recourse notes payable for our financing business segment and borrowings from our floor plan facility. The schedule of non-cash investing and financing activities contained a repayment of $8.0 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse debt. This direct repayment from our lessees directly to our lenders is not reflected in our cash provided by financing activities and hence, had the effect of decreasing our cash used in repayment of non-recourse debt. In addition, we generated $0.5 million from proceeds from the issuance of capital stock as a result of stock option exercises.  These changes are partially offset by our repayments of non-recourse debt of $1.7 million and repurchases of common stock of $0.4 million.

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

The financing necessary to support our leasing activities has principally been provided by non-recourse borrowings and our cash. Given the current market, we have been monitoring our exposure closely and conserving our capital. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources, however, pricing and availability is dependent upon the lessee’s credit rating. Lesser credits are more difficult to finance in this economic climate. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At June 30, 2010, our lease-related non-recourse debt portfolio decreased 12.5% to $46.9 million, as compared to $53.6 million at March 31, 2010.

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

Accrued expenses and other liabilities includes deferred expenses, deferred revenue and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $44.6 million and $40.5 million of accrued expenses and other liabilities as of June 30, 2010 and March 31, 2010, respectively, an increase of 10.1%. The increase is primarily driven by an increase in deferred revenue related to bundled hardware and service arrangements that were not completed by the end of the quarter and an increase in payables related to equipment that will be leased.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of June 30, 2010, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2010. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing. The GECDF credit facility does not have a fixed maturity date, but either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing.  In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates.  We have delivered the annual audited financial statements for the year ended March 31, 2010 as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process. In light of the credit market conditions, we continue to have discussions with GECDF to inquire about the strategic focus of their distribution finance unit. Pursuant to these discussions, we believe that we can continue to rely on the availability of this credit facility. Should the GECDF credit facility no longer be available, we believe we can increase our lines of credit with our vendors and utilize our cash for working capital.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2010	Balance as of June 30, 2010	Maximum Credit Limit at March 31, 2010	Balance as of March 31, 2010
$125,000	$59,456	$125,000	$57,613

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our condensed consolidated balance sheets. There was no outstanding balance at June 30, 2010 or March 31, 2010, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $500 thousand credit facility, which will mature on October 26, 2010. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of June 30, 2010, we had no outstanding balance on this credit facility

Performance Guarantees

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of June 30, 2010, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party.  Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of June 30, 2010, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2007, ePlus Group, inc. and two other Cyberco victims filed suit in the United States District Court for the Western District of Michigan (the “District Court”) against The Huntington National Bank (“Huntington”). The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion.   On or about July 1, 2010, the District Court entered summary judgment in favor of Huntington with regard to our claims in the suit.  At this time, a final judgment has not been entered, and we are considering whether to pursue appellate relief.  While we believe that we have a basis for these claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

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

Item 1A. Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2010.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2010 through April 30, 2010	5,163	$17.24	66,022	433,978	(2)
May 1, 2010 through May 31, 2010	6,095	$17.05	72,177	427,883	(3)
June 1, 2010 through June 30, 2010	12,461	$17.19	84,578	415,422	(4)

(1)	All shares acquired were in open-market purchases.
(2)
The share purchase authorization in place for the month ended April 30, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of April 30, 2010, the remaining authorized shares to be purchased were 433,978.

(3)
The share purchase authorization in place for the month ended May 31, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of May 31, 2010, the remaining authorized shares to be purchased were 427,883.

(4)
The share purchase authorization in place for the month ended June 30, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of June 30, 2010, the remaining authorized shares to be purchased were 415,422.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 10, “Share Repurchase” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amendment to Amended and Restated Bylaws dated July 30, 2010 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 28, 2010.)
10.1	Amendment #3 to Dead of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 22, 2010.
31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.0	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: August 5, 2010	/s/PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2010	/s/ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)