Form 10-Q
period 2010-09-30
EPLUS INC
filed 2010-11-05
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Registrant’s telephone number, including area code: (703) 984-8400

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

The number of shares of common stock outstanding as of October 29, 2010 was 8,227,664.

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

●
we offer a comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
●	our ability to hire and retain sufficient qualified personnel;
●	a decrease in the capital spending budgets of our customers or purchases from us;
●	our ability to protect our intellectual property;
●	the creditworthiness of our customers;
●	the possibility of goodwill impairment charges in the future;
●	uncertainty and volatility in the global economy and financial markets;
●	changes in the IT industry;
●	our ability to raise capital, maintain or increase as needed our line of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
●	our ability to realize our investment in leased equipment;
●	our ability to reserve adequately for credit losses;
●	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors; and
●	significant changes in accounting guidance related to the financial reporting of our leases both as a lessor and lessee.

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

Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2010	As of March 31, 2010
ASSETS	(in thousands)

Cash and cash equivalents	$68,287	$85,077
Accounts receivable—net	124,352	108,752
Notes receivable	2,217	1,991
Inventories—net	11,447	9,316
Investment in leases and leased equipment—net	124,724	153,553
Property and equipment—net	1,891	2,057
Other assets	40,313	27,312
Goodwill	17,573	17,573
TOTAL ASSETS	$390,804	$405,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable—equipment	$11,737	$40,894
Accounts payable—trade	13,867	17,501
Accounts payable—floor plan	63,617	57,613
Salaries and commissions payable	7,138	5,763
Accrued expenses and other liabilities	47,789	40,502
Income taxes payable	3,938	2,385
Recourse notes payable	—	102
Non-recourse notes payable	41,320	53,577
Deferred tax liability	1,803	1,803
Total Liabilities	191,209	220,140

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $.01 par value; 25,000,000 shares authorized; 12,141,658 issued and 8,224,509 outstanding at September 30, 2010 and 11,917,129 issued and 8,123,508 outstanding at March 31, 2010	121	119
Additional paid-in capital	87,765	84,100
Treasury stock, at cost, 3,917,149 and 3,793,621 shares, respectively	(45,502)	(43,346)
Retained earnings	156,819	144,197
Accumulated other comprehensive income—foreign currency translation adjustment	392	421
Total Stockholders’ Equity	199,595	185,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$390,804	$405,631

See Notes to unaudited condensed consolidated financial statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(amounts in thousands, except shares and per share data)

Sales of product and services	$221,910	$157,271	$397,803	$297,721
Sales of leased equipment	1,101	788	1,101	2,276
	223,011	158,059	398,904	299,997

Lease revenues	8,559	8,884	18,693	16,959
Fee and other income	2,782	2,372	5,760	4,779
Patent settlement income	125	3,400	125	3,400
	11,466	14,656	24,578	25,138

TOTAL REVENUES	234,477	172,715	423,482	325,135

COSTS AND EXPENSES

Cost of sales, product and services	189,791	134,360	340,782	254,931
Cost of leased equipment	1,096	779	1,096	2,189
	190,887	135,139	341,878	257,120

Direct lease costs	1,856	3,142	4,526	5,690
Professional and other fees	3,701	2,657	7,228	4,474
Salaries and benefits	20,597	18,256	40,647	36,181
General and administrative expenses	3,653	3,624	6,798	7,130
Interest and financing costs	696	1,098	1,482	2,403
	30,503	28,777	60,681	55,878

TOTAL COSTS AND EXPENSES (1)(2)	221,390	163,916	402,559	312,998

EARNINGS BEFORE PROVISION FOR INCOME TAXES	13,087	8,799	20,923	12,137

PROVISION FOR INCOME TAXES	5,178	3,801	8,301	5,238

NET EARNINGS	$7,909	$4,998	$12,622	$6,899

NET EARNINGS PER COMMON SHARE—BASIC	$0.97	$0.61	$1.55	$0.84
NET EARNINGS PER COMMON SHARE—DILUTED	$0.94	$0.58	$1.51	$0.81

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,131,088	8,331,302	8,127,228	8,239,995
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,384,154	8,547,616	8,348,346	8,480,516

(1)	Includes amounts to related parties of $188 thousand and $278 thousand for the three months ended September 30, 2010 and 2009, respectively.

(2)	Includes amounts to related parties of $482 thousand and $561 thousand for the six months ended September 30, 2010 and 2009, respectively.

See Notes to unaudited condensed consolidated financial statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2010	2009
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$12,622	$6,899
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,697	5,982
Reserves for credit losses and sales returns	(494)	482
Provision for inventory allowances and inventory returns	489	512
Share-based compensation expense	490	61
Excess tax benefit from stock-based compensation	(94)	(187)
Tax benefit from stock-based compensation	273	414
Payments from lessees directly to lenders—operating leases	(2,836)	(3,737)
(Gain)/loss on disposal of property and equipment	(1)	11
(Gain)/loss on sale or disposal of operating lease equipment	(157)	23
Excess increase in cash value of officers’ life insurance	(71)	(43)
Changes in:
Accounts receivable—net	(15,554)	(10,930)
Notes receivable	(226)	504
Inventories—net	(2,620)	(2,515)
Investment in direct financing and sale-type leases—net	17,407	(24,422)
Other assets	(12,936)	(3,198)
Accounts payable—equipment	(29,219)	5,228
Accounts payable—trade	(3,809)	(5,199)
Salaries and commissions payable, accrued expenses and other liabilities	10,215	5,686
Net cash used in operating activities	(21,824)	(24,429)

Cash Flows From Investing Activities:
Proceeds from sale or disposal of operating lease equipment	1,922	2,308
Purchases of operating lease equipment	(6,193)	(943)
Proceeds from sale of property and equipment	3	–
Purchases of property and equipment	(272)	(368)
Premiums paid for officers’ life insurance	(70)	(128)
Net cash (used in) provided by investing activities	(4,610)	869

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Six Months Ended September 30,
	2010	2009
Cash Flows From Financing Activities:	(in thousands)

Borrowings:
Non-recourse	6,694	3,501
Repayments:
Non-recourse	(3,785)	(7,003)
Recourse	(102)	–
Repurchase of common stock	(2,156)	(239)
Proceeds from issuance of capital stock through option exercise	2,904	2,247
Excess tax benefit from exercise of stock options	94	187
Net borrowings on floor plan facility	6,004	5,584
Net cash provided by financing activities	9,653	4,277

Effect of Exchange Rate Changes on Cash	(9)	(162)

Net Decrease in Cash and Cash Equivalents	(16,790)	(19,445)

Cash and Cash Equivalents, Beginning of Period	85,077	107,788

Cash and Cash Equivalents, End of Period	$68,287	$88,343

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,352	$118
Cash paid for income taxes	$6,790	$2,968

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$75	$116
Purchase of operating lease equipment included in accounts payable	$194	$27
Principal payments from lessees directly to lenders	$15,164	$16,957

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the six months ended September 30, 2010, other comprehensive loss was $29 thousand, and net income was $12.6 million. This resulted in total comprehensive income of $12.6 million for the six months ended September 30, 2010.  For the six months ended September 30, 2009, other comprehensive income was $246 thousand, and net income was $6.9 million, resulting in total comprehensive income of $7.1 million.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS —In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification. This update removes the concept of a qualifying special-purpose entity and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over the transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update was effective for us beginning April 1, 2010. The adoption of this update did not have a material impact on our unaudited condensed consolidated results of operations and financial condition.

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

Concurrently to issuing the above update, the FASB also issued another update to the Codification that excludes certain software from the scope of software revenue recognition guidance. If software is contained in a tangible product and is essential to the tangible product’s functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our unaudited condensed consolidated results of operations and financial condition.

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

In July 2010, the FASB issued an update to amend Receivables in the Codification. This update requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position. Thus, examples of financing receivables include (1) loans, (2) trade accounts receivable, (3) notes receivable, (4) credit cards, and (5) lease receivables (other than operating leases). The new and amended disclosures that relate to information as of the end of a reporting period will be effective for us for the period ending December 31, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the period ending March 31, 2011. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	As of
	September 30, 2010	March 31, 2010

Investment in direct financing and sales-type leases—net	$105,404	$135,221
Investment in operating lease equipment—net	20,861	20,262
Less: Reserve for credit losses	(1,541)	(1,930)
	$124,724	$153,553

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	As of
	September 30, 2010	March 31, 2010
Minimum lease payments	$110,503	$135,352
Estimated unguaranteed residual value (1)	8,030	11,246
Initial direct costs, net of amortization (2)	715	847
Less: Unearned lease income	(13,844)	(12,224)
Investment in direct financing and sales-type leases—net	$105,404	$135,221

(1)
Includes estimated unguaranteed residual values of $1,717 thousand and $2,457 thousand as of September 30, 2010 and March 31, 2010, respectively, for direct-financing leases accounted for as sales under Transfers and Servicing of the Codification.

(2)	Initial direct costs are shown net of amortization of $674 thousand and $810 thousand as of September 30, 2010 and March 31, 2010, respectively.

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

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals on a month-to-month basis. The components of the net investment in operating lease equipment are as follows (in thousands):

	As of
	September 30, 2010	March 31, 2010

Cost of equipment under operating leases	$43,245	$46,639
Less: Accumulated depreciation and amortization	(22,384)	(26,377)
Investment in operating lease equipment—net (1)	$20,861	$20,262

(1)	Includes estimated unguaranteed residual values of $8,725 thousand and $9,750 thousand as of September 30, 2010 and March 31, 2010, respectively.

During the six months ended September 30, 2010 and September 30, 2009, we sold portions of our lease portfolio. The sales were reflected in our unaudited condensed consolidated financial statements as sales of leased equipment totaling approximately $1.1 million and $2.3 million, and cost of leased equipment of approximately $1.1 million and $2.2 million, for the six months ended September 30, 2010 and 2009, respectively.

3. GOODWILL

Goodwill is recorded in excess of the purchase price over the fair value of the identifiable net assets acquired in purchase transactions. Our annual impairment test for goodwill is performed during the third quarter of our fiscal year, or when events or circumstances indicate there might be impairment, and follows the two-step process prescribed in Intangibles-Goodwill and Other. As of September 30, 2010, no indicators of impairment have been identified. We have two reportable segments based on the product and services offered – the financing business segment and the technology sales business segment. Below business segments are reporting units. Based on the nature of products, the nature of production, the type of customers and management, we have four reporting units. Our reporting units are Leasing, Technology, Software Procurement and Software Document Management, two of which contained goodwill as of September 30, 2010.   The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	Financing Business Segment	Technology Sales Business Segment
	Leasing	Technology	Software Procurement	Software Document Management	Total

Goodwill - gross balance	$4,029	$16,484	$4,644	$1,089	$26,246
Accumulated impairment losses	(4,029)	—	(4,644)	—	(8,673)
Goodwill - net balance March 31, 2010	$—	$16,484	$—	$1,089	$17,573

Impairment	—	—	—	—	—
Goodwill - net balance September 30, 2010	$—	$16,484	$—	$1,089	$17,573

4. RESERVES FOR CREDIT LOSSES

During the six months ended September 30, 2010 and 2009, our activities in our reserves for credit losses were as follows (in thousands):

	Accounts Receivable	Lease- Related Assets	Total
Balance March 31, 2010	$1,655	$1,930	$3,585

Provision for Bad Debts	(191)	93	(98)
Recoveries	(7)	—	(7)
Write-offs and other	(317)	(482)	(799)
Balance September 30, 2010	$1,140	$1,541	$2,681

	Accounts Receivable	Lease- Related Assets	Total
Balance March 31, 2009	$1,493	$1,599	$3,092

Provision for Bad Debts	55	337	392
Recoveries	53	35	88
Write-offs and other	(148)	(1)	(149)
Balance September 30, 2009	$1,453	$1,970	$3,423

Our unaudited condensed consolidated statement of operations include a reduction in bad debt expense of $156 thousand and $98 thousand for the three and six months ended September 30, 2010, respectively, and an increase in bad debt expense of $460 thousand and $392 thousand for the three and six months ended September 30, 2009, respectively.

5. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	As of
	September 30, 2010	March 31, 2010
Deferred costs related to sales of bundled hardware and services	$29,755	$19,879
Other	10,558	7,433
Other assets	$40,313	$27,312

	As of
	September 30, 2010	March 31, 2010
Deferred revenue related to sales of bundled hardware and services	$32,776	$22,289
Other	15,013	18,213
Accrued expenses and other liabilities	$47,789	$40,502

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

6. RECOURSE AND NON-RECOURSE NOTES PAYABLE

As of September 30, 2010 and March 31, 2010, recourse and non-recourse obligations consisted of the following (in thousands):

	As of
	September 30, 2010	March 31, 2010
First Bank of Highland Park recourse note payable at 5.5% expired on August 1, 2010	$–	$102

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 3.05% to 9.50% at September 30, 2010 and March 31, 2010.	$41,320	$53,577

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

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $63.6 million and $57.6 million as of September 30, 2010 and March 31, 2010, respectively.

Under the accounts receivable component, we had no outstanding balances as of September 30, 2010 and March 31, 2010. As of September 30, 2010, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2010. The GECDF credit facility does not have a fixed maturity date, but either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

On October 26, 2009, we entered into an agreement with 1st Commonwealth Bank of Virginia to provide us with a $500 thousand credit facility, which matured on October 26, 2010. This credit facility was renewed for two years, effective October 27, 2010. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of September 30 and March 31, 2010, we had no outstanding balance on this credit facility.

7. RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2010, we leased approximately 55,880 square feet for use as our principal headquarters for a monthly payment of approximately $96 thousand which includes rent and operating expenses. We entered into amendments to the office lease agreement on June 18, 2009 and June 22, 2010 pursuant to which we will continue to lease 55,880 square feet for use as our principal headquarters. The term of the amended lease began on January 1, 2010, and will continue through December 31, 2014. In addition, we have the right to terminate the lease, with no penalty fee, on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice.

Through September 21, 2010, the headquarters building was owned by Norton Building 1, LLC, a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC. On September 21, 2010, Norton Building 1, LLC sold the building to an unrelated third party. Rent paid subsequent to the sale was paid to that third party. The sale does not impact any aspect of our lease. However, in connection with the sale of the building, the buyer deposited $600,000 of the purchase price into an escrow account, which will be payable to Norton Building 1 in the event we do not exercise our right to terminate the lease on December 31, 2012.

The annual base rent, which includes an expenses factor, is $20.84 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter. We paid rent to Norton Building 1, LLC, which includes operating expenses, in the amount of $188 thousand and $482 thousand during the three and six months ended September 30, 2010, respectively, and $278 thousand and $561 thousand during the same periods in 2009, respectively.

To the extent required by our Related Person Transactions Policy, the amendments to the lease were approved by the Nominating and Corporate Governance Committee in accordance with such Policy, and subsequently approved by our Board of Directors, with Mr. Norton abstaining.

8. COMMITMENTS AND CONTINGENCIES

Litigation

We have been involved in several matters relating to a customer named Cyberco Holdings, Inc. (“Cyberco”). The Cyberco principals were perpetrating a scam, and at least five principals have pled guilty to criminal conspiracy and/or related charges, including bank fraud, mail fraud and money laundering. One lender who financed our transaction with Cyberco, Banc of America Leasing and Capital, LLC (“BoA”), filed a lawsuit against ePlus inc. in the Circuit Court for Fairfax County, Virginia on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco transaction. The suit, as well as a related suit by ePlus Group against BoA, was settled effective September 7, 2010. In connection with the settlement, BoA assigned to ePlus BoA’s interest in various matters relating to the Cyberco transaction, including BoA’s interest in the lease schedule, certain proofs of claim filed by BoA in Cyberco-related bankruptcy cases, two judgments BoA obtained against Cyberco principals, and certain claims against the United States government resulting from its seizure of Cyberco-related assets.

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. During July and August 2009, we entered into settlement and license agreements with three of the defendants. Pursuant to the settlement agreements, we received payments in the aggregate amount of approximately $3.65 million, and the complaint has been dismissed with prejudice with regard to those three defendants. The settlement agreements also granted each of those defendants a license in specified ePlus patents. The case is proceeding with regard to the remaining defendant. The trial court granted an evidentiary motion precluding us from seeking damages at trial. If we are successful in proving liability, we will seek an injunction and appeal the court’s ruling on damages. The case is currently scheduled to go to trial in January 2011, however, court schedules are inherently unpredictable and the actual trial date is subject to change. While we believe that we have a basis for our claims, these types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2010 and September 30, 2009 (in thousands, except per share data).

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Net income available to common shareholders—basic and diluted	$7,909	$4,998	$12,622	$6,899

Weighted average shares outstanding — basic	8,131	8,331	8,127	8,240

Effect of dilutive shares	253	216	221	241

Weighted average shares outstanding — diluted	8,384	8,547	8,348	8,481

Income per common share:
Basic	$0.97	$0.61	$1.55	$0.84
Diluted	$0.94	$0.58	$1.51	$0.81

All unexercised stock options are included in the computations of diluted EPS for the six months ended September 30, 2010. Unexercised stock options for 195,000 shares of our common stock were not included in the computations of diluted EPS for the six months ended September 30, 2009. These options were excluded because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods. Inclusion of these options in our diluted EPS calculation would have been anti-dilutive.

10. SHARE REPURCHASE

On August 11, 2009, our Board authorized a share repurchase plan commencing on September 16, 2009. The share repurchase plan was for a 12-month period that ended September 15, 2010 for up to 500,000 shares of ePlus’ outstanding common stock. The previous stock repurchase program commenced on July 31, 2008 and expired on September 15, 2009. On February 12, 2010, our Board amended the current share repurchase plan, which authorizes us to repurchase up to 500,000 shares of ePlus’ outstanding common stock beginning February 15, 2010 through September 15, 2010. On August 12, 2010, our Board amended our share repurchase plan, which commenced on September 16, 2010 and authorizes us to repurchase up to 500,000 shares of ePlus’ outstanding common stock. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended September 30, 2010, we repurchased 99,809 shares of our outstanding common stock at an average cost of $17.52 per share for a total purchase price of $1.7 million. Since the inception of our initial repurchase program on September 20, 2001 to September 30, 2010, we have repurchased 3,917,149 shares of our outstanding common stock at an average cost of $11.62 per share for a total purchase price of $45.5 million.

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

Stock Option Activity

During the three months and six months ended September 30, 2010 and 2009, there were no stock options granted to employees.
	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2010	507,700	$6.86 - $17.38	$12.09	2.3	$2,770,219
Options granted	–	–	–		–
Options exercised	(200,800)	$6.86 - $17.38	$15.82		493,916
Options forfeited	(6,500)	$17.38 - $17.38	$17.38		–
Outstanding, September 30, 2010	300,400	$6.86 - $15.25	$9.49	2.6	$3,593,230

Vested at September 30, 2010	300,400		$9.49	2.6	$3,593,230
Exercisable at September 30, 2010	300,400		$9.49	2.6	$3,593,230

Additional information regarding stock options outstanding as of September 30, 2010 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining

$6.86 - $9.00	180,400	$7.22	1.5
$9.01 - $13.50	80,000	$11.74	4.7
$13.51 - $17.38	40,000	$15.23	3.3

$6.86 - $17.38	300,400	$9.49	2.6

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At September 30, 2010, all of our options are vested.

Restricted Stock Activity

Under the 2008 Director LTIP, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date.  Directors may elect to receive their cash compensation in restricted stock.  These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of.  These shares will vest over a two-year period and we will recognize share-based compensation expense over the service period. We estimate the forfeiture rate of the restricted stock to be zero. As of September 30, 2010, we have granted 71,632 shares under the 2008 Director LTIP.

Under the 2008 Employee LTIP, employees may receive grants of restricted stock as determined by the Compensation Committee. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. The vesting schedule of restricted stock will be determined by the Compensation Committee, at its discretion. We estimate the forfeiture rate of the restricted stock to be zero. As of September 30, 2010, we have granted 219,500 restricted shares under the 2008 Employee LTIP.

A summary of restricted stock activity during the six months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Outstanding, April 1, 2010	144,427	$14.43
Shares granted (1)(2)	146,705	$18.31
Shares forfeited (3)	(5,479)	$12.77
Outstanding, September 30, 2010	285,653	$16.45

(1)
One of our non-employee directors received restricted shares in lieu of his quarterly cash compensation. Therefore, during the three months ended June 30, 2010, the director was issued 635 shares with a grant-date fair value of $17.70 per share. During the three months ended September 30, 2010, the director was issued 650 shares with a grant-date fair value of $17.29 per share.

(2)
Includes a grant of 20,000 restricted shares to employees with a grant-date value of $18.46 per share during the three months ended June 30, 2010; and various employee grants of 114,500 shares with a grant-date fair value of $18.01 per share during the three months ended September 30, 2010.

(3)
Includes cancellation of 5,479 unvested restricted shares of one of our non-employee directors. 3,210 shares had a grant-date fair value of $10.90 and 2,269 shares had a grant-date value of $15.42 per share.

A summary of the nonvested restricted shares activity is presented as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2010	125,155	$14.98
Granted	146,705	$18.31
Vested	(23,729)	$12.17
Forfeited	(5,479)	$12.77
Nonvested September 30, 2010	242,652	$17.32

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

During the three months ended September 30, 2010 and 2009, we recognized $320 thousand and $61 thousand of total share-based compensation expense, respectively. During the six months ended September 30, 2010 and 2009, we recognized $490 thousand and $117 thousand of total share-based compensation expense, respectively. All of the share-based compensation expense was related to restricted stock.  This amount was recorded as professional and other fees and salaries and benefits in our unaudited condensed consolidated statements of operations.

At September 30, 2010, there was no unrecognized compensation expense related to nonvested options because all outstanding options were vested. Unrecognized compensation expense related to the restricted stock was $3.6 million which will be fully recognized over the next 36 months.

12. INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of September 30, 2010, our gross tax liability related to uncertain tax positions was $461 thousand. At September 30, 2010, if the unrecognized tax benefits of $461 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $593 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our unaudited condensed consolidated statements of operations included interest of $8 thousand for the three months ended September 30, 2010 and $9 thousand for the same period last year. We did not recognize any additional penalties. We had $144 thousand and $111 thousand accrued for the payment of interest and penalties at September 30, 2010 and 2009, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. However, we continue to carry our non-recourse notes payable at carrying values on our unaudited condensed consolidated balance sheets as we did not adopt the Fair Value Option in Financial Instruments in the Codification. According to the Fair Value Measurement and Disclosures, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. For additional information, see Note 1, “Organization and Summary of Significant Accounting Policies” included elsewhere in this report. The following table summarizes the fair value hierarchy of our financial instruments (in thousands):

	Carrying Value	Fair Value Measurement Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Non-recourse notes payable	$41,320	$–	$41,312	$–

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

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$221,275	$635	$221,910	$157,010	$261	$157,271
Sales of leased equipment	—	1,101	1,101	—	788	788
Lease revenues	—	8,559	8,559	—	8,884	8,884
Fee and other income	2,074	708	2,782	2,221	151	2,372
Patent and license settlement income	125	—	125	3,400	—	3,400
Total revenues	223,474	11,003	234,477	162,631	10,084	172,715
Cost of sales	189,427	1,460	190,887	134,010	1,129	135,139
Direct lease costs	—	1,856	1,856	—	3,142	3,142
Selling, general and administrative expenses	24,800	3,151	27,951	21,327	3,210	24,537
Segment earnings	9,247	4,536	13,783	7,294	2,603	9,897
Interest and financing costs	23	673	696	19	1,079	1,098
Earnings before income taxes	$9,224	$3,863	$13,087	$7,275	$1,524	$8,799
Assets	$210,016	$180,788	$390,804	$175,846	$188,614	$364,460

	Six months ended September 30, 2010			Six months ended September 30, 2009
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$396,885	$918	$397,803	$297,002	$719	$297,721
Sales of leased equipment	—	1,101	1,101	—	2,276	2,276
Lease revenues	—	18,693	18,693	—	16,959	16,959
Fee and other income	4,275	1,485	5,760	4,478	301	4,779
Patent and license settlement income	125	—	125	3,400	—	3,400
Total revenues	401,285	22,197	423,482	304,880	20,255	325,135
Cost of sales	340,266	1,612	341,878	254,073	3,047	257,120
Direct lease costs	—	4,526	4,526	—	5,690	5,690
Selling, general and administrative expenses	47,998	6,675	54,673	41,268	6,517	47,785
Segment earnings	13,021	9,384	22,405	9,539	5,001	14,540
Interest and financing costs	47	1,435	1,482	36	2,367	2,403
Earnings before income taxes	$12,974	$7,949	$20,923	$9,503	$2,634	$12,137
Assets	$210,016	$180,788	$390,804	$175,846	$188,614	$364,460

Included in the technology sales business segment above are inter-segment accounts payable of $39.3 million at September 30, 2010. Included in the financing business segment above are inter-segment accounts receivable of $39.3 million at September 30, 2010.

Our technology sales business segment sells products to our financing business segment.  For the three and six months ended September 30, 2010, we eliminated revenue of $1.2 million and $2.0 million in our technology sales business segment as a result of these intersegment transactions, respectively.  For the three and six months ended September 30, 2009, we eliminated revenue of $0.5 million and $0.8 million in our technology sales business segment as a result of these intersegment transactions, respectively.

15.  LEGAL SETTLEMENT

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. During July and August 2009, we entered into settlement and license agreements with three of the defendants which granted each of those defendants a license in specified ePlus patents. Pursuant to the settlement agreements, we received payments in the aggregate amount of $3.65 million, and the complaint was dismissed with prejudice with regard to those three defendants. We do not anticipate incurring any additional costs arising as a result of these settlement agreements and there are no further actions to be taken by us. Except as noted below, we recorded the settlement agreements of $3.4 million in the quarter ended September 30, 2009 in patent license and settlement income in the accompanying unaudited condensed consolidated statements of operations. We subsequently received payment of $125 thousand in February 2010 and a final payment under the settlement agreement of $125 thousand in September 2010. Both of these payments were recognized as patent settlement income when they were received. We recognized the related legal fees and expenses as they occur in the accompanying unaudited condensed consolidated statements of operations.

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

Financial Summary

During the three months ended September 30, 2010, total revenue increased 35.8% to $234.5 million while total costs and expenses increased 35.1% to $221.4 million, compared to the same period last year. Net earnings increased 58.3% to $7.9 million, as compared to the same period last fiscal year. During the six months ended September 30, 2010, total revenue increased 30.2% to $423.5 million while total costs and expenses increased 28.6% to $402.6 million. Total revenue included patent settlement income of $125 thousand and $3.4 million for both the three and six months ended September 30, 2010 and 2009, respectively. The increase in revenue was primarily driven by strong sales in the technology segment. The economy appears to be stabilizing somewhat and we have had sequential revenue growth over the past six quarters.

Gross margin for product and services was 14.5% and 14.6% during the three months ended September 30, 2010 and 2009, and 14.3% and 14.4% during the six months ended September 30, 2010 and 2009, respectively. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers. In addition, in certain circumstances, we may modify payment terms with our vendors for better incentives which may enhance gross margin. Cash decreased $16.8 million or 19.7% to $68.3 million at September 30, 2010 compared to March 31, 2010. The decrease in cash was due, in part, to lower balance in accounts payable – equipment, an increase in accounts receivable and inventory, and our share repurchase program.

In recent years, the United States has experienced an unstable economy and deteriorated economic conditions, including financial market disruption. As a result of the economic turmoil, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. economy is somewhat uncertain. Continuing deterioration of economic conditions could cause our current and potential customers to once again delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Restrictions on credit may impact economic activity and our results. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, financial market disruption may adversely affect our access to additional capital.

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

Our technology sales business segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our unaudited condensed consolidated statements of operations under sales of product and services and fee and other income.  Customers who purchase information technology equipment and services from us may have Customer Master Agreements (“CMAs”) with us which stipulate the terms and conditions of our relationship. Some CMAs contain pricing arrangements, and most contain mutual termination for convenience clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco, Hewlett Packard and Sun Microsystem products, which represent approximately 47%, 18% and 5% of sales of product and services, respectively, for the three months ended September 30, 2010, as compared to 40%, 18% and 5% of sales of product and services, respectively, for the three months ended September 30, 2009.

Included in the sales of product and services in our technology sales business segment are certain service revenues that are bundled with sales of equipment and are integral to the successful delivery of such equipment. Our service engagements are generally governed by Statements of Work, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

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

●
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

●	For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue.

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

Concurrently to issuing the above update, the FASB also issued another update to the Codification that excludes certain software from the scope of software revenue recognition guidance. If software is contained in a tangible product and is essential to the tangible product’s functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We are currently evaluating the timing and the effect that adoption of this update will have on our unaudited condensed consolidated results of operations and financial condition.

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

In July 2010, the FASB issued an update to amend Receivables in the Codification. This update requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position. Thus, examples of financing receivables include (1) loans, (2) trade accounts receivable, (3) notes receivable, (4) credit cards, and (5) lease receivables (other than operating leases). The new and amended disclosures that relate to information as of the end of a reporting period will be effective for us for the period ending December 31, 2010.  The disclosures that include information for activity that occurs during a reporting period will be effective for the period ending March 31, 2011. We will adopt the provisions of this update and do not anticipate a material impact to our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that alternative accounting policies would have been applied, resulting in a change in financial results. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, residuals, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to uncertain tax positions. Estimates in the assumptions used in the valuation of our share-based compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of equity-based compensation. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates may require adjustment.

We consider the following accounting policies important in understanding the potential impact of our judgments and estimates on our operating results and financial condition. For additional accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this report.

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

VENDOR CONSIDERATION.  We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities and are primarily formula-based.  Different programs have different vendor/program specific goals to achieve. These programs can be very complex to calculate and sometimes involves estimates. Based on historical financial data for the different programs, we may estimate that we will obtain these goals.

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

INCOME TAX. We make certain estimates and judgments in determining income tax expense for financial statement reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement reporting purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. The calculation of our tax liabilities also involves considering uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether, and the extent to which, additional taxes will be required.

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

The fair value of restricted stock is measured by multiplying the number of shares granted with the closing price of the stock on the grant date. We assumed the forfeiture rate to be zero. The compensation cost is recognized over the required service period, which is often the vesting period.

Results of Operations — Three and six months ended September 30, 2010 compared to three and six months ended September 30, 2009

REVENUES

Total Revenues. Total revenues during the three months ended September 30, 2010 was $234.5 million compared to total revenues of $172.7 million during the three months September 30, 2009, an increase of 35.8%. Total revenues increased 30.2% to $423.5 million during the six months ended September 30, 2010 as compared to the same period last year. The increase in revenue was primarily driven by strong sales in the technology segment. The economy appears to be stabilizing and we have had sequential revenue growth over the past six quarters.

Sales of product and services.  Sales of product and services increased 41.1% to $221.9 million and 33.6% to $397.8 million during the three and six months ended September 30, 2010, respectively, compared to the same periods last year. We believe our customers’ spending has been increasing, which contributed to the increase in sales for the past six sequential quarters.

At September 30, 2010, our open orders from customers was $32.3 million, compared to $62.0 million at June 30, 2010, and $46.2 million at September 30, 2009, as previously constrained products were shipped from our vendors. In addition, we had deferred revenue of $32.8 million at September 30, 2010, compared to $14.8 million at September 30, 2009, which related to bundled hardware and service arrangements that were not completed by the end of the quarter. We will recognize revenue on multiple deliverable revenue arrangements when the services are completed.

Gross margin.  We realized a gross margin on sales of product and services of 14.5% and 14.6% during the three months ended September 30, 2010 and 2009, respectively, and 14.3% and 14.4% during the six months ended September 30, 2010 and 2009, respectively. Our gross margin on sales of product and services was affected by incentives provided to us by our vendors. In addition, our gross margin was also affected by the mix and volume of product and services sold. There are ongoing changes to the programs offered to us by our vendors which may be affected by the current economic conditions and thus, we may not be able to maintain the level of manufacturer incentives we are currently receiving, which may cause gross margins to change.

Lease revenues.  Lease revenues can be broadly categorized into two types: 1) income generated from the lease portfolio, including income from direct-financing leases and rent from operating leases, and 2) other lease-related income, including profit from transfer of financial assets, sales of leased assets to lessees and end of lease term income. Lease revenues decreased $325 thousand, or 3.7% to $8.6 million for the three months ended September 30, 2010, compared to $8.9 million during the same period in the prior year. The decrease is primarily driven by lower sales of leased assets to lessees and transfer of financial assets, partially offset by increases in earnings from direct financing leases. Lease revenues increased $1.7 million or 10.2% to $18.7 million for the six months ended September 30, 2010, compared to the same period last year. The increase was primarily due to an increase of $750 thousand in profit from the transfer of financial assets, which satisfied the conditions for sale accounting in accordance with Transfers and Servicing in the Codification, and increase in earnings from direct financing leases of about $1.0 million.

At September 30, 2010, we had $124.7 million of investment in leases on our balance sheet compared to $153.6 million at March 31, 2010, a decrease of $28.8 million or 18.8%. The decrease in lease portfolio was primarily due to the transfer of two leases of approximately $32.0 million, which qualified as a sale in accordance with Transfers and Servicing, partially offset by the addition of new leases. The profit from the transfer of these financial assets is reported as a component of our lease revenues, while the carrying value of these leases is reduced from our lease portfolio. We retain the residual value of the equipment during these types of sales.

Sales of leased equipment. We also recognize revenue from the sale of leased equipment to non-lessee third parties. Sales of leased equipment are proceeds from the sales of leased assets and underlying leases to non-lessee third parties and we retain no residual value of the equipment. Sales of leased equipment fluctuate from quarter to quarter because management determines the timing of such sales as a component of our risk-mitigation process, which we conduct periodically to diversify our portfolio by customer, equipment type, and residual value investments. Sales of leased equipment was $1.1 million during the three and six months ended September 30, 2010, and $800 thousand and $2.3 million during the same periods last year. Gross margins recognized on the sales of leased equipment were 0.5% for the three and six months ended September 30, 2010, and 1.1% and 3.8% for the three and six months ended September 30, 2009, respectively. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale.

Fee and other income. During the three and six months ended September 30, 2010, fee and other income increased 17.3% to $2.8 million and 20.5% to $5.8 million, respectively, compared to $2.4 million and $4.8 million during the same periods last year. These increases were primarily driven by an increase in remarketing income in our financing business segment, partially offset by lower agent fees from manufacturers and other income. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contain earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Patent license and settlement income. As previously disclosed, during the year ended March 31, 2010, we entered into settlement and license agreements with three defendants wherein the complaint was dismissed with prejudice and each defendant was granted a license in specified ePlus patents, which resulted in total payments of $3.65 million. These settlement agreements were the result of a lawsuit filed against four defendants alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. As of September 30, 2010, we received payment of the full amount of $3.65 million. During the three and six months ended September 30, 2009, we received $3.4 million of settlement agreement payments. We received payment of $125 thousand in February 2010 and the remaining payment of $125 thousand in September 2010. All payments have been recorded as Patent Settlement Income in our unaudited condensed consolidated statement of operations. For additional information, see Note 15, “Legal Settlement” and “Legal Proceedings” included elsewhere in this report.

COSTS AND EXPENSES

Cost of sales, product and services. During the three months ended September 30, 2010, cost of sales, product and services increased 41.3% to $189.8 million, compared to $134.4 million during the same period last year. During the six months ended September 30, 2010, cost of sales, product and services increased 33.7% to $340.8 million compared to $254.9 million during the same period last year. These increases corresponded to the increase in sales of product and services in our technology sales business segment. Cost of sales, product and services is also affected by incentives from vendors, product mix and volume. Cost of sales, leased equipment was $1.1 million during the three and six months ended September 30, 2010, compared to $800 thousand and $2.2 million during the same periods last year.

Direct lease costs. During the three and six months ended September 30, 2010, direct lease costs decreased 40.9% and 20.5% to $1.9 million and $4.5 million respectively, compared to the same periods last year. These decreases were due to a decrease in reserves for credit losses and a decrease in depreciation expense for operating lease equipment. Our investment in operating leases increased 25.4% to $20.9 million at September 30, 2010 compared to $16.6 million at September 30, 2009, primarily due to the net addition of new leases. A significant amount of the operating leases were added towards the end of the period, and hence, did not result in a significant amount of depreciation expense during the six months ended September 30, 2010.

Professional and other fees.  During three and six months ended September 30, 2010, professional and other fees totaled $3.7 million and $7.2 million, respectively, an increase of 39.3% and 61.6% from $2.7 million and $4.5 million during the same periods last year. This increase was primarily due to increased legal expenses related to the patent infringement litigation. These types of patent infringement cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Salaries and benefits. During the three and six months ended September 30, 2010, salaries and benefits expense increased 12.8% to $20.6 million and 12.3% to $40.6 million, respectively. The increase in salaries and benefits expense corresponded to increases in bonus and commission expenses driven by an increase in revenue, and an increase in salary expense. We employed 660 people at September 30, 2010, compared to 657 people at September 30, 2009.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period beginning on the date of hire. For the three and six months ended September 30, 2010, our expenses for the plan were approximately $92 thousand and $203 thousand, respectively, compared to $92 thousand and $193 thousand for the same periods ended in September 30, 2009.

General and administrative expenses. During the three months ended September 30, 2010, general and administrative expenses was $3.7 million, about the same as compared to the same period ended in September 30, 2009. During the six months ended September 30, 2010, general and administrative expenses decreased about 4.7% or $332 thousand to $6.8 million compared to the same period ended in September 30, 2009, primarily as a result of decreases in depreciation and communication expenses.

Interest and financing costs. During the three and six months ended September 30, 2010, interest and financing costs decreased 36.6% to $700 thousand, and 38.3 % to $1.5 million, respectively, compared to the same periods last year. These decreases were primarily the result of lower non-recourse note balances. Non-recourse notes payable decreased 36.0% to $41.3 million at September 30, 2010 as compared to $64.6 million at September 30, 2009.

Income taxes. Our provision for income tax expense increased $1.4 million to $5.2 million for the three months ended September 30, 2010, and $3.1 million to $8.3 million for the six months ended September 30, 2010. Our effective income tax rates for the three months and six months ended September 30, 2010 were 39.6% and 39.7%, as compared to 43.2% for the three and six months ended September 30, 2009. The decreases in our effective income tax rates were due to the absence of non-deductible compensation expense of $800 thousand related to the exercise of 175,000 shares during the three and six month periods ended September 30, 2009.

Net Earnings. The foregoing resulted in net earnings of $7.9 million for the three months ended September 30, 2010, an increase of 58.3%, as compared to $5.0 million during the three months ended September 30, 2009.  Net earnings was $12.6 million for the six months ended September 30, 2010, an increase of 83.0%, as compared to $6.9 million during the six months ended September 30, 2009.

Basic and diluted earnings per common share were $0.97 and $0.94 for the three months ended September 30, 2010, respectively, as compared to $0.61 and $ 0.58, for the three months ended September 30, 2009. Basic and diluted earnings per common share were $1.55 and $1.51 for the six months ended September 30, 2010, respectively, as compared to $0.84 and $0.81, for the six months ended September 30, 2009.

Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2010 were 8,131,088 and 8,384,154, respectively. Basic and diluted weighted average common shares outstanding for the three months ended September 30, 2009 were 8,331,302 and 8,547,616, respectively.

Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2010 were 8,127,228 and 8,348,346, respectively. Basic and diluted weighted average common shares outstanding for the six months ended September 30, 2009 were 8,239,995 and 8,480,516, respectively.

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

Most customer payments in our technology sales business segment are remitted to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our operating account on a daily basis. On the due dates of the floor plan component, we make cash payments to GECDF. These payments from the accounts receivable component to the floor plan component and repayments from our cash are reflected as “net (borrowings) repayments on recourse lines of credit” in the cash flows from the financing activities section of our unaudited condensed consolidated statements of cash flows. We engage in this payment structure in order to minimize our interest expense and bank fees in connection with financing the operations of our technology sales business segment.

We believe that cash on hand, and funds generated from operations, together with available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next twelve calendar months.

Our ability to continue to fund our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate requiring any additional sources of financing to fund operations, if demand for IT products declines, our cash flows from operations may be substantially affected. Given the current economic environment, management has maintained higher cash reserves to ensure adequate cash is available to fund our working capital requirements should the availability in the debt and equity markets be limited.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2010	2009

Net cash used in operating activities	$(21,824)	$(24,429)
Net cash (used in) provided by investing activities	(4,610)	869
Net cash provided by financing activities	9,653	4,277
Effect of exchange rate changes on cash	(9)	(162)
Net decrease in cash and cash equivalents	$(16,790)	$(19,445)

Cash Flows from Operating Activities.  Cash used in operating activities totaled $21.8 million during six months ended September 30, 2010, compared to cash used in operations of $24.4 million during the six months ended September 30, 2009. Cash flows used in operations for the six months ended September 30, 2010 resulted primarily from a decrease of $29.2 million in accounts payable – equipment for the payment of equipment on lease by our customers, and increase in accounts receivable – net of $15.6 million. In addition, the schedule of non-cash investing and financing activities contained repayments of $15.2 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse debt. This repayment from our lessees directly to our lenders is not reflected in our cash used in operating activities and hence, had the effect of increasing our cash used in operating activities. These increases in cash used in operating activities were partially offset by a decrease in cash used in investment in direct financing and sales type leases – net, which decreased $29.8 million on our unaudited condensed consolidated balance sheets (see Note 2, “Investment in Leases and Leased Equipment—net,”) to $105.4 million at September 30, 2010, compared to $135.2 million at March 31, 2010.

Cash Flows from Investing Activities. Cash used in investing activities was $4.6 million for the six months ended September 30, 2010, primarily driven by an increase in cash used in purchases of operating lease equipment, partially offset by proceeds from sale or disposal of operating lease equipment of $1.9 million. Investment in operating lease equipment – net increased $ 600 thousand on our unaudited condensed consolidated balance sheets (see Note 2, “Investment in Leases and Leased Equipment—net,) to $20.9 million at September 30, 2010, compared to $20.3 million at March 31, 2010.

Cash Flows from Financing Activities. Cash provided by financing activities was $9.6 million for the six months ended September 30, 2010, mostly driven by borrowings of non-recourse notes payable for our financing business segment of $6.7 million and borrowings from our floor plan facility of $6.0 million. The schedule of non-cash investing and financing activities contained repayments of $15.2 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse debt. This repayment from our lessees directly to our lenders is not reflected in our cash provided by financing activities and hence had the effect of decreasing our cash used in repayment of non-recourse debt. In addition, we generated $2.9 million from proceeds from the issuance of capital stock as a result of stock option exercises.  These changes are partially offset by our repayments of non-recourse debt of $3.8 million and repurchases of common stock of $2.2 million.

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

The financing necessary to support our leasing activities has principally been provided by non-recourse borrowings and our cash. Given the current market, we have been monitoring our exposure closely and conserving our capital. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources, however, pricing and availability is dependent upon the lessee’s credit rating. Lesser credits are more difficult to finance in this economic climate. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At September 30, 2010, our lease-related non-recourse debt portfolio decreased 22.9% to $41.3 million, as compared to $53.6 million at March 31, 2010.

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

Accrued expenses and other liabilities includes deferred expenses, deferred revenue and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $47.8 million and $40.5 million of accrued expenses and other liabilities as of September 30, 2010 and March 31, 2010, respectively, an increase of 18.0%. The increase is primarily driven by an increase in deferred revenue related to bundled hardware and service arrangements that were not completed by the end of the quarter.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of September 30, 2010, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2010. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing. The GECDF credit facility does not have a fixed maturity date, but either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing.  In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2010	Balance as of September 30, 2010	Maximum Credit Limit at March 31, 2010	Balance as of March 31, 2010
$125,000	$63,617	$125,000	$57,613

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our condensed consolidated balance  sheets. There was no outstanding balance at September 30, 2010 or March 31, 2010, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $500 thousand credit facility, which matured on October 26, 2010. This credit facility was renewed for two years effective October 27, 2010. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of September 30, 2010, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of September 30, 2010, we were not involved in any unconsolidated special purpose entity transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of September 30, 2010, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We filed suit against one of our lenders, Banc of America Leasing and Capital, LLC (“BoA”), in the Superior Court in the State of California, County of San Diego (“Superior Court”) seeking to recover losses relating to the Cyberco transaction.  We were also the defendant in one Cyberco-related case, in which BoA filed a lawsuit against ePlus in the Circuit Court for Fairfax County, Virginia, on November 3, 2006, seeking to enforce a guaranty in which ePlus inc. guaranteed ePlus Group’s obligations to BoA relating to the Cyberco matter. Effective September 7, 2010, we settled both suits with BoA, in exchange for BoA’s assigning to ePlus its interest in certain matters relating to Cyberco, including BoA’s interest in the lease schedule, certain proofs of claim filed by BoA in Cyberco-related bankruptcy cases, two judgments BoA obtained against Cyberco principals, and certain claims against the United States government resulting from its seizure of Cyberco-related assets.

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

Other Matters

We are currently engaged in a lawsuit in the United States District Court for the Eastern District of Virginia in which we allege the defendant used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. The trial court granted an evidentiary motion precluding us from seeking damages at trial.  If we are successful in proving liability, we will seek an injunction and appeal the court’s ruling on damages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2010.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2010 through April 30, 2010	5,163	$17.24	66,022	433,978	(2)
May 1, 2010 through May 31, 2010	6,095	$17.05	72,177	427,883	(3)
June 1, 2010 through June 30, 2010	12,461	$17.19	84,578	415,422	(4)
July 1, 2010 through July 31, 2010	60,935	$17.04	145,513	354,487	(5)
August 1, 2010 through August 31, 2010	29,685	$18.28	175,198	324,802	(6)
September 1, 2010 through September 15, 2010	9,189	$18.27	184,387	315,613	(7)
September 16, 2010 through September 30, 2010	–	–	–	500,000	(8)

(1)	All shares acquired were in open-market purchases.
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

(4)
The share purchase authorization in place for the month ended June 30 30, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of June 30, 2010, the remaining authorized shares to be purchased were 415,422.

(5)
The share purchase authorization in place for the month ended July 31, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of July 31, 2010, the remaining authorized shares to be purchased were 354,487.

(6)
The share purchase authorization in place for the month ended August 31, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of August 31, 2010, the remaining authorized shares to be purchased were 324,802.

(7)
The share purchase authorization in place from September 1 to September 15, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of September 15, 2010, the remaining authorized shares to be purchased were 315,613.

(8)
The share purchase authorization in place from September 16 to September 30, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of September 30, 2010, the remaining authorized shares to be purchased were 500,000.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 10, “Share Repurchase” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4.  (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Amendment No. 1 to Employment Agreement, dated September 14, 2010, between ePlus inc. and Philip G. Norton (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010).

10.2
Amendment No. 1 to Employment Agreement, dated September 16, 2010, between ePlus inc. and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 17, 2010).

10.3
Amendment No. 1 to Employment Agreement, dated September 16, 2010, between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 17, 2010).

10.4
Amendment No. 1 to Employment Agreement, dated September 16, 2010, between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 17, 2010).

10.5
Amendment No. 1 to Employment Agreement, dated September 16, 2010, between ePlus inc. and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 17, 2010).

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

ePlus inc.

Date: November 5, 2010	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)