Form 10-Q
period 2010-12-31
EPLUS INC
filed 2011-02-04
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The number of shares of common stock outstanding as of January 31, 2011 was 8,464,489.

ePlus inc. AND SUBSIDIARIES

Cautionary Language About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,” “expect,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

●
we offer a comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing along with our proprietary software, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
●	our ability to hire and retain sufficient qualified personnel;
●	a decrease in the capital spending budgets of our customers or purchases by our customers from us;
●	our ability to protect our intellectual property;
●	the creditworthiness of our customers;
●	the possibility of goodwill impairment charges in the future;
●	uncertainty and volatility in the global economy and financial markets;
●	changes in the IT industry;
●	our ability to raise capital, maintain or increase as needed our line of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
●	our ability to realize our investment in leased equipment;
●	our ability to reserve adequately for credit losses;
●	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors; and
●	significant changes in accounting guidance related to the financial reporting of our leases both as a lessor and lessee.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	December 31, 2010	March 31, 2010
ASSETS	(in thousands, except shares and per share data)

Cash and cash equivalents	$59,001	$85,077
Accounts receivable—net	139,982	108,752
Notes receivable	980	1,991
Inventories—net	21,655	9,316
Investment in leases and leased equipment—net	123,084	153,553
Property and equipment—net	1,914	2,057
Other assets	37,215	27,312
Goodwill	18,602	17,573
TOTAL ASSETS	$402,433	$405,631

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$7,117	$40,894
Accounts payable—trade	19,657	17,501
Accounts payable—floor plan	71,068	57,613
Salaries and commissions payable	8,566	5,763
Accrued expenses and other liabilities	47,443	40,502
Income taxes payable	4,681	2,385
Recourse notes payable	-	102
Non-recourse notes payable	34,782	53,577
Deferred tax liability	1,754	1,803
Total Liabilities	195,068	220,140

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock, $.01 par value; 25,000,000 shares authorized; 12,401,644 issued and 8,468,649 outstanding at December 31, 2010 and 11,917,129 issued and 8,123,508 outstanding at March 31, 2010	124	119
Additional paid-in capital	88,309	84,100
Treasury stock, at cost, 3,932,995 and 3,793,621 shares, respectively	(45,888)	(43,346)
Retained earnings	164,369	144,197
Accumulated other comprehensive income—foreign currency translation adjustment	451	421
Total Stockholders' Equity	207,365	185,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$402,433	$405,631

See Notes to unaudited condensed consolidated financial statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

	(amounts in thousands, except shares and per share data)

Sales of product and services	$219,216	$163,178	$617,019	$460,899
Sales of leased equipment	-	-	1,101	2,276
	219,216	163,178	618,120	463,175

Lease revenues	8,659	12,957	27,352	29,916
Fee and other income	2,598	2,576	8,358	7,355
Patent settlement income	-	-	125	3,400
	11,257	15,533	35,835	40,671

TOTAL REVENUES	230,473	178,711	653,955	503,846

COSTS AND EXPENSES

Cost of sales, product and services	185,512	141,234	526,294	396,165
Cost of leased equipment	-	-	1,096	2,189
	185,512	141,234	527,390	398,354

Direct lease costs	2,153	2,581	6,679	8,271
Professional and other fees	3,709	3,313	10,937	7,787
Salaries and benefits	21,506	18,837	62,153	55,018
General and administrative expenses	3,704	3,797	10,502	10,927
Impairment of goodwill	-	4,029	-	4,029
Interest and financing costs	585	896	2,067	3,299
	31,657	33,453	92,338	89,331

TOTAL COSTS AND EXPENSES (1)(2)	217,169	174,687	619,728	487,685

EARNINGS BEFORE PROVISION FOR INCOME TAXES	13,304	4,024	34,227	16,161

PROVISION FOR INCOME TAXES	5,755	1,708	14,056	6,946

NET EARNINGS	$7,549	$2,316	$20,171	$9,215

NET EARNINGS PER COMMON SHARE—BASIC	$0.91	$0.27	$2.47	$1.11
NET EARNINGS PER COMMON SHARE—DILUTED	$0.89	$0.27	$2.41	$1.08

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,251,715	8,388,795	8,170,866	8,289,776
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,451,130	8,554,247	8,383,415	8,504,966

(1)	Includes amounts to related parties of $359 thousand for the three months ended December 31, 2009

(2)	Includes amounts to related parties of $482 thousand and $920 thousand for the nine months ended December 31, 2010 and 2009, respectively.

See Notes to unaudited condensed consolidated financial statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2010	2009
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$20,171	$9,215
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	6,864	8,783
Impairment of goodwill	-	4,029
Reserves for credit losses and sales returns	181	1,204
Provision for inventory allowances and inventory returns	698	591
Share-based compensation expense	874	270
Excess tax benefit from stock-based compensation	(233)	(188)
Tax benefit from stock-based compensation	438	406
Deferred taxes	(49)	-
Payments from lessees directly to lenders-operating leases	(4,039)	(5,486)
Gain on sale or disposal property, equipment and operating lease equipment	(911)	(886)
Excess increase in cash value of life insurance	(73)	(44)
Changes in:
Accounts receivable—net	(29,727)	(26,522)
Notes receivable	1,011	(344)
Inventories—net	(13,018)	(2,458)
Investment in direct financing and sale-type leases—net	15,830	(34,697)
Other assets	(9,771)	(10,337)
Accounts payable—equipment	(33,981)	1,669
Accounts payable—trade	1,219	(4,281)
Salaries and commissions payable, accrued expenses and other liabilities	11,883	13,782
Net cash used in operating activities	(32,633)	(45,294)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	3,702	3,673
Purchases of operating lease equipment	(12,135)	(6,976)
Proceeds from sale of property and equipment		-
Purchases of property and equipment	(567)	(502)
Premiums paid for life insurance	(105)	(163)
Cash used in acquisition, net of cash acquired	(1,761)	-
Net cash used in investing activities	(10,866)	(3,968)

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(UNAUDITED)

	Nine Months Ended December 31,
	2010	2009
Cash Flows From Financing Activities:	(in thousands)

Borrowings of non-recourse notes payable	8,570	10,770
Repayments of non-recourse and recourse notes payable	(5,190)	(4,431)
Repurchase of common stock	(2,542)	(2,563)
Proceeds from issuance of capital stock through option exercise	2,902	2,429
Excess tax benefit from exercise of stock options	233	188
Net borrowings on floor plan facility	13,455	17,185
Net cash provided by financing activities	17,428	23,578

Effect of Exchange Rate Changes on Cash	(5)	(23)

Net Decrease in Cash and Cash Equivalents	(26,076)	(25,707)

Cash and Cash Equivalents, Beginning of Period	85,077	107,788

Cash and Cash Equivalents, End of Period	$59,001	$82,081

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$27	$255
Cash paid for income taxes	$11,814	$5,758

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$175	$43
Purchase of operating lease equipment included in accounts payable	$218	$1,215
Principal payments from lessees directly to lenders	$22,276	$32,913

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

COMPREHENSIVE INCOME — Comprehensive income consists of net income and foreign currency translation adjustments. For the nine months ended December 31, 2010, other comprehensive income was $30 thousand, and net earnings were $20.2 million. This resulted in total comprehensive income of $20.2 million for the nine months ended December 31, 2010.  For the nine months ended December 31, 2009, other comprehensive income was $276 thousand, and net earnings were $9.2 million, resulting in total comprehensive income of $9.5 million.

RESERVES FOR CREDIT LOSSES — Our receivables consist of accounts and notes receivable, and minimum lease payments associated with our investments in direct financing and sales-type leases. We maintain our reserves for credit losses at a level believed by management to be adequate to absorb potential losses inherent in the respective balances. The reserve for credit losses is increased by provisions for potential credit losses, which increases expenses, and by subsequent recoveries. The reserve for credit losses is decreased by write-offs and reductions to the provision for potential credit losses. Accounts are either written off or written down when the loss is both probable and determinable.

Accounts and notes receivable consist of amounts billed and currently due from customers, amounts earned but unbilled, vendor rebates, and other receivables. Management’s determination of the adequacy of the reserve for credit losses is based on the age of the accounts receivable balance, an evaluation of historical credit losses, current economic conditions, and other relevant factors. Management regularly reviews the notes receivable portfolio to assess whether any balances should be impaired or placed on nonaccrual status. As of December 31, 2010 and March 31, 2010, no loans were impaired or were placed on nonaccrual status.

Investments in direct financing and sales-type leases consist of minimum lease payments, estimated unguaranteed residual values, initial direct costs and unearned lease income. Management’s determination of the adequacy of the reserve for credit losses is based on an internally assigned credit quality rating, historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, the fair value of the underlying collateral, and the funding status (i.e. not funded, funded on a recourse or partial recourse basis, or funded on non-recourse basis). We assign an internal credit quality rating to each customer at the inception of the lease based on the customer’s financial status, rating agency reports and other financial information. We update the internal credit quality rating annually or when an indicator of a change in credit risk arises, such as a delinquency or bankruptcy.

CONCENTRATIONS OF RISK—Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, accounts receivable, notes receivable and investments in direct financing and sales-type leases. Cash and cash equivalents are maintained principally with financial institutions in the United States, which have high credit ratings. Risk on accounts receivable, notes receivable and investments in direct financing and sales-type leases is reduced by the large number of entities comprising our customer base and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated through the underlying collateral and whether the lease is funded with debt.

A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represent approximately 35.3% and 19.6%, respectively, of our technology sales business segment sales of product and services for the three months ended December 31, 2010, as compared to 35.5% and 18.8%, respectively, of our technology sales business segment sales of product and services for the three months ended December 31, 2009. Any changes in our vendors’ ability to provide products could also have a material adverse effect on our business, results of operations and financial condition.

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

In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures in the Codification. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. The update also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update was effective for us beginning April 1, 2010. The adoption of this update did not have a material impact on our unaudited condensed consolidated results of operations and financial condition.

In July 2010, the FASB issued an update to amend Receivables in the Codification. This update requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position. Thus, examples of financing receivables include (1) loans, (2) trade accounts receivable, (3) notes receivable, (4) credit cards, and (5) lease receivables (other than operating leases). The new and amended disclosures that relate to information as of the end of a reporting period were effective for us beginning October 1, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective as of the beginning of the fourth quarter ending March 31, 2011. The adoption of this update did not have a material impact on our unaudited condensed consolidated results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED—In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria that we use to determine whether a multiple deliverable arrangement involves more than one unit of accounting. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We expect to adopt this standard on a prospective basis and that revenue from technology sales that contain both products and services will be accounted for as separate units of accounting. Accordingly, revenue for technology product sales will generally be recognized upon delivery to the customers and revenue for the services will generally be recognized when the services are complete.

Concurrently to issuing the above update, the FASB also issued another update to the Codification that excludes certain software revenue from the scope of software revenue recognition guidance. If software is contained in a tangible product and is essential to the tangible product’s functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We do not anticipate adoption of this update to have a material impact to our unaudited condensed consolidated results of operations or financial condition.

In April 2010, an update was made to Compensation – Stock Compensation. This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We do not anticipate adoption of this update to have a material impact to our unaudited condensed consolidated results of operations and financial condition.

In December 2010, an update was made to Intangibles – Goodwill and Other. The amendments in this update clarify when an entity should perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update is effective for us beginning April 1, 2011. Early adoption is not permitted. We do not anticipate adoption of this update to have a material impact to our unaudited condensed consolidated results of operations and financial condition.

In December 2010, an update was made to Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective for us for business combinations occurring after April 1, 2011. Early adoption is permitted. We do not anticipate adoption of this update to have a material impact to our unaudited condensed consolidated results of operations and financial condition.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	As of
	December 31, 2010	March 31, 2010
Investment in direct financing and sales-type leases—net	$98,914	$133,291
Investment in operating lease equipment—net	24,170	20,262
	$123,084	$153,553

 INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	As of
	December 31, 2010	March 31, 2010
Minimum lease payments	$105,435	$135,352
Estimated unguaranteed residual value (1)	7,027	11,246
Initial direct costs, net of amortization (2)	600	847
Less: Unearned lease income	(12,545)	(12,224)
Less: Reserve for credit losses	(1,603)	(1,930)
Investment in direct financing and sales-type leases—net	$98,914	$133,291

(1)
Includes estimated unguaranteed residual values of $1,622 thousand and $2,457 thousand as of December 31, 2010 and March 31, 2010, respectively, for direct-financing leases accounted for as sales under Transfers and Servicing of the Codification.

(2)	Initial direct costs are shown net of amortization of $570 thousand and $810 thousand as of December 31, 2010 and March 31, 2010, respectively.

Certain equipment underlying our net investment in direct financing and sales-type leases is collateral for non-recourse and recourse equipment notes. See Note 6, “Recourse and Non-Recourse Notes Payable.”

During the nine months ended December 31, 2010 and December 31, 2009, we sold portions of our lease portfolio, which were accounted for as sales under Transfers and Servicing. The nature of the agreements includes the assignment of our rights, title, and interests in our leases to a third-party. We provide certain operational services for leases that have been accounted for as sales and have no recorded servicing assets or liabilities, as the services we perform are insignificant. Net gains on transfers of lease payments where we retain rights to the residual value are reported in lease revenues and were $2,181 thousand and $1,607 thousand for the nine months ended December, 31, 2010 and 2009, respectively. There was a corresponding reduction of investment in leases and lease equipment—net of $57.7 million during the nine months ended December 31, 2010.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases or are leases that are short-term renewals. The components of the net investment in operating lease equipment are as follows (in thousands):

	As of
	December 31, 2010	March 31, 2010
Cost of equipment under operating leases	$46,137	$46,639
Less: Accumulated depreciation and amortization	(21,967)	(26,377)
Investment in operating lease equipment—net (1)	$24,170	$20,262

(1)	Includes estimated unguaranteed residual values of $8,807 thousand and $9,750 thousand as of December 31, 2010 and March 31, 2010, respectively.

3. GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. We review goodwill annually in the third quarter of our fiscal year, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group within a reporting unit, and reductions in growth rates, among others.

Goodwill should be tested for impairment at the reporting unit level, which can be either an operating segment, as defined by Codification Topic Segment Reporting, or one level below an operating segment. We have two operating segments based on the product and services offered – the financing business segment and the technology sales business segment. Based on the nature of products, the nature of production, the type of customers and management, we have four reporting units; Leasing, Technology, Software Procurement and Software Document Management. The following table summarizes the amount of goodwill allocated to our reporting units:

	Financing Business Segment	Technology Sales Business Segment
	Leasing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2010
Goodwill - gross balance	$4,029	$16,484	$4,644	$1,089	$26,246
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
	-	16,484	-	1,089	17,573

Acquisition	-	1,029	-	-	1,029

Balance December 31, 2010
Goodwill	4,029	17,513	4,644	1,089	27,275
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance December 31, 2010	$-	$17,513	$-	$1,089	$18,602

During the third quarter of fiscal 2011, we performed our annual impairment test of goodwill and concluded that the fair value of our Technology and Software Document Management reporting units were in excess of their book values. We estimated fair values of our reporting units using the best information available, including prices for similar assets and liabilities and other valuation techniques. We employed both the market approach and the income approach to determine fair value. The market approach measures the value of an entity through an analysis of recent sales or by comparison to comparable companies. The income approach measures the value of reporting units by discounting expected future cash flows.

Under the market approach, we used the guideline public company method and similar transactions method. Under the guideline public company method, we analyzed companies that were in the same industry, performed the same or similar services, had similar operations, and are considered competitors. Multiples that related to some level of earnings or revenue were considered most appropriate for the industry in which we operate. The multiples selected were based on our analysis of the guideline companies’ profitability ratios and return to investors. We compared our reporting units’ size and ranking against the guideline companies, taking into consideration risk, profitability and growth along with guideline medians and averages. We then selected pricing multiples, adjusted appropriately for size and risk, to apply to our reporting unit's financial data.

Multiples were weighted based on the consistency and comparability of the guideline companies along with the respective reporting units, including margins, profitability and leverage. For each of the reporting units, we used the following multiples: enterprise value (“EV”) to trailing twelve months (“TTM”) revenue, EV to TTM earnings before interest and taxes (“EBIT”), and EV to forward twelve months revenue. Under the similar transactions method, we examined the recently completed transactions of sales of stock of private or public companies, which are in the same industry or similar lines of business to compute the enterprise value to trailing twelve months revenue multiple. This multiple, adjusted for differences in size, was used to estimate the fair value.

Under the income approach, we used the discounted future cash flow method to estimate the fair value of each of the reporting units by discounting the expected future cash flows to their present value using the weighted average cost of capital, which reflects the overall level of inherent risk involved in our reporting units and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used the estimated earnings before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

The estimated fair value of our reporting units is dependent on several significant assumptions underlying our forecasted cash flows and weighted average cost of capital. The forecasted cash flows were based on management’s best estimates after considering economic and market conditions over the projection period, including business plans, growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Any adverse change including a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; or slower growth rates may impact our ability to meet our forecasted cash flow estimates.

The fair value of our Technology and Software Document Management reporting units substantially exceeded their respective carrying values and our conclusions regarding the recoverability of goodwill would not have been impacted by a 10% change in the fair values.

4. RESERVES FOR CREDIT LOSSES

During the nine months ended December 31, 2010 and 2009, our activities in our reserves for credit losses were as follows (in thousands):

	Accounts and Notes Receivable	Lease-Related Assets	Total
Balance March 31, 2010	$1,655	$1,930	$3,585

Provision for bad debts	(330)	198	(132)
Recoveries	12	-	12
Write-offs and other	(371)	(525)	(896)
Balance December 31, 2010	$966	$1,603	$2,569

	Accounts and Notes Receivable	Lease-Related Assets	Total
Balance March 31, 2009	$1,493	$1,599	$3,092

Provision for bad debts	268	495	763
Recoveries	65	49	114
Write-offs and other	(207)	(53)	(260)
Balance December 31, 2009	$1,619	$2,090	$3,709

Our unaudited condensed consolidated statement of operations includes a reduction in bad debt expense of $34 thousand and $132 thousand for the three and nine months ended December 31, 2010, respectively, and an increase in bad debt expense of $371 thousand and $763 thousand for the three and nine months ended December 31, 2009, respectively.

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales-type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	As of
	December 31, 2010	March 31, 2010
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$1,603	$1,444
Ending balance: individually evaluated for impairment (1)	-	486
Ending balance	$1,603	$1,930

Minimum lease payments:
Ending balance: collectively evaluated for impairment	$105,435	$134,048
Ending balance: individually evaluated for impairment (1)	-	1,304
Ending balance	$105,435	$135,352

(1)
The net credit exposure for the balance evaluated individually for impairment was $556 thousand due to unearned income of $24 thousand and non-recourse debt of $724 thousand, which are not included in the minimum lease payments.

As of December 31, 2010 and March 31, 2010, the age of the recorded minimum lease payments associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Debt	Net Credit Exposure
December 31, 2010

Highest CQR	$759	$152	$314	$1,225	$1,270	$58,245	$60,740	$(4,900)	$(9,106)	$46,734
Average CQR	90	9	23	122	160	44,413	44,695	(6,878)	(10,936)	26,881
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$849	$161	$337	$1,347	$1,430	$102,658	$105,435	$(11,778)	$(20,042)	$73,615

March 31, 2010

Highest CQR	$1,197	$9	$617	$1,823	$468	$93,557	$95,848	$(6,598)	$(17,812)	$71,438
Average CQR	177	11	36	224	215	37,714	38,153	(4,187)	(18,566)	15,400
Low CQR	-	-	1,306	1,306	-	45	1,351	(24)	(726)	601
Total	$1,374	$20	$1,959	$3,353	$683	$131,316	$135,352	$(10,809)	$(37,104)	$87,439

We estimate losses on our net credit exposure to be between 0%-5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade.  We estimate losses on our net credit exposure to be between 2%-25% for customers with average CQR, and between 50%-100% for customers with low CQR, which includes customers in bankruptcy.

5. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	As of
	December 31, 2010	March 31, 2010

Deferred costs related to sales of bundled hardware and services	$26,267	$19,879
Prepaid assets	3,907	3,757
Other	7,041	3,676
Other assets	$37,215	$27,312

	As of
	December 31, 2010	March 31, 2010

Deferred revenue related to sales of bundled hardware and services	$29,743	$22,289
Deferred revenue- other	3,833	3,183
Other	13,867	15,030
Accrued expenses and other liabilities	$47,443	$40,502

Deferred revenue and deferred costs are related to bundled hardware and service arrangements that were not completed by the end of the quarter. We will recognize revenue on multiple deliverable revenue arrangements when the service is completed. Other assets include deferred costs, capitalized software development costs and certain intangible assets. Other liabilities include accrued expenses, accrued sales taxes and lease rental payments due to third parties.

6. RECOURSE AND NON-RECOURSE NOTES PAYABLE

As of December 31, 2010 and March 31, 2010, recourse and non-recourse obligations consisted of the following (in thousands):

	As of
	December 31, 2010	March 31, 2010
First Bank of Highland Park recourse note payable at 5.5% expired on August 1, 2010	$-	$102

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 3.05% to 9.50% at December 31, 2010 and March 31, 2010.	$34,782	$53,577

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

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $71.1 million and $57.6 million as of December 31, 2010 and March 31, 2010, respectively.

Under the accounts receivable component, we had no outstanding balances as of December 31, 2010 and March 31, 2010. As of December 31, 2010, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2010. The GECDF credit facility does not have a fixed maturity date, but either party may terminate with 90 days advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2010, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business segment and as an operational function of our accounts payable process.

On October 26, 2009, we entered into an agreement with 1st Commonwealth Bank of Virginia to provide us with a $500 thousand credit facility, which matured on October 26, 2010. This credit facility was renewed for two years, effective October 27, 2010. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of December 31, 2010 and March 31, 2010, we had no outstanding balance on this credit facility.

7. RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2010, we leased approximately 55,880 square feet for use as our principal headquarters. Through September 21, 2010, the headquarters building was owned by Norton Building 1, LLC, a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC. We entered into amendments to the office lease agreement on June 18, 2009 and June 22, 2010 pursuant to which we will continue to lease 55,880 square feet for use as our principal headquarters. The term of the amended lease began on January 1, 2010, and will continue through December 31, 2014. In addition, we have the right to terminate the lease, with no penalty fee, on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice.

On September 21, 2010, Norton Building 1, LLC sold the building to an unrelated third party. Rent paid subsequent to the sale was paid to that third party. The sale does not impact any aspect of our lease. However, in connection with the sale of the building, the buyer deposited $600,000 of the purchase price into an escrow account, which will be payable to Norton Building 1, LLC in the event we do not exercise our right to terminate the lease on December 31, 2012.

The annual base rent, which includes an expenses factor, is $20.84 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter. We paid Norton Building 1, LLC a monthly payment of approximately $96 thousand, which includes operating expenses. Due to the sale of the headquarters building on September 21, 2010, we made no payments to Norton Building 1, LLC during the three months ended December 31, 2010 and we paid $482 thousand during the nine months ended December 31, 2010. For the three and nine months ended December 31, 2009, we paid $359 thousand and $920 thousand, respectively.

To the extent required by our Related Person Transactions Policy, the amendments to the lease were approved by the Nominating and Corporate Governance Committee in accordance with such Policy, and subsequently approved by our Board of Directors, with Mr. Norton abstaining.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia (the “federal court”) against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. During July and August 2009, we entered into settlement and license agreements with three of the defendants. Pursuant to the settlement agreements, we received payments in the aggregate amount of approximately $3.65 million, and the complaint has been dismissed with prejudice with regard to those three defendants. The settlement agreements also granted each of those defendants a license in specified ePlus patents. We do not anticipate incurring any additional costs arising as a result of these settlement agreements and there are no further actions to be taken by us. We recorded the settlement income when received in patent license and settlement income in the accompanying unaudited condensed consolidated statements of operations. We recognized the related legal fees and expenses as they occured in the accompanying unaudited condensed consolidated statements of operations.

Trial against the remaining defendant, Lawson Software, Inc. (“Lawson”) was held in January 2011. On January 27, 2011, the jury unanimously found that Lawson infringed certain ePlus patents relating to electronic procurement systems. The jury additionally determined that all ePlus patent claims tried in court were valid. Prior to trial, the federal court had granted an evidentiary motion precluding us from seeking damages at trial. We may seek to appeal that ruling. Additionally, we are seeking an injunction to preclude Lawson’s sales of its infringing software products, as well as any of Lawson’s maintenance, installation, implementation and other services for its infringing software products. We expect briefing and oral argument on the injunction to be completed in April 2011; however, court schedules are inherently unpredictable, and the actual date on which the federal court will rule on the injunction is unknown. While we believe that we have a basis for our claims, these types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claim for an injunction or damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.

Other Matters

We may become party to various legal proceedings arising in the normal course of business, including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. We accrue for costs associated with these contingencies when a loss is probable and the amount is reasonably estimable.

9. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to common shareholders by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the basic weighted average number of shares of common stock outstanding plus incremental shares issuable upon the assumed exercise of “in-the-money” stock options and other common stock equivalents during each period.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2010 and December 31, 2009 (in thousands, except per share data).

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Net income available to common shareholders—basic and diluted	$7,549	$2,316	$20,171	$9,215

Weighted average shares outstanding — basic	8,252	8,389	8,171	8,290
Effect of dilutive shares	199	165	212	215
Weighted average shares outstanding — diluted	8,451	8,554	8,383	8,505

Income per common share:
Basic	$0.91	$0.27	$2.47	$1.11
Diluted	$0.89	$0.27	$2.41	$1.08

All unexercised stock options were included in the computations of diluted EPS for the nine months ended December 31, 2010. Unexercised stock options for 194,000 shares of our common stock were not included in the computations of diluted EPS for the nine months ended December 31, 2009. These options were excluded because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods. Inclusion of these options in our diluted EPS calculation would have been anti-dilutive.

10. SHARE REPURCHASE

On August 11, 2009, our Board authorized a share repurchase plan, which has been amended over time. The most recent amendment was on August 12, 2010 whereby our Board authorized up to 500,000 of share repurchases commencing on September 16, 2010. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended December 31, 2010, we repurchased 6,725 shares of our outstanding common stock at an average cost of $23.58 per share for a total purchase price of $0.2 million. Since the inception of our initial repurchase program on September 20, 2001 to December 31, 2010, we have repurchased 3.9 million shares of our outstanding common stock at an average cost of $11.64 per share for a total purchase price of $45.7 million.

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

2008 Non-Employee Director Plan

Under the 2008 Director LTIP, 250,000 shares were authorized for grant to non-employee directors. The purpose of the 2008 Director LTIP is to align the economic interests of the directors with the interests of shareholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. Under the 2008 Director LTIP, each non-employee director received a one-time grant of a number of restricted shares of common stock having a grant-date fair value of $35 thousand. The grant-date fair value for this one-time grant was determined based on the share closing price on September 25, 2008.  In addition, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. In addition, directors may elect to receive restricted stocks in lieu of quarterly cash compensation.. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of; however, these shares are not subject to forfeiture. Half of these shares will vest on each of the first and second anniversaries from the date of the grant.

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

Stock Option Activity

During the three months and nine months ended December 31, 2010 and 2009, there were no stock options granted to employees.

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2010	507,700	$6.86 - $17.38	$12.09
Options exercised	(217,600)	$6.86 - $17.38	$15.16
Options expired	(6,500)	$17.38 - $17.38	$17.38
Outstanding, December 31, 2010	283,600	$6.86 - $15.25	$9.62	2.2	$3,976,144

Vested at December 31, 2010	283,600		$9.62	2.2	$3,976,144
Exercisable at December 31, 2010	283,600		$9.62	2.2	$3,976,144

Additional information regarding stock options outstanding as of December 31, 2010 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining

$6.86 - $9.00	163,600	7.21	1.0
$9.01 - $13.50	80,000	11.74	4.2
$13.51 - $17.38	40,000	15.23	2.8

$6.86 - $17.38	283,600	9.62	2.2

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At December 31, 2010, all of our options are vested.

Restricted Stock Activity

Under the 2008 Director LTIP, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. In addition, directors may elect to receive restricted stocks in lieu of quarterly cash compensation.  These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of; however, these shares are not subject to forfeiture.  These shares will vest over a two-year period and we will recognize share-based compensation expense over the service period. We estimate the forfeiture rate of the restricted stock to be zero. As of December 31, 2010, we have granted 72,166 shares under the 2008 Director LTIP.

Under the 2008 Employee LTIP, employees may receive grants of restricted stock as determined by the Compensation Committee. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. The vesting schedule of restricted stock will be determined by the Compensation Committee, at its discretion. We estimate the forfeiture rate of the restricted stock to be zero. As of December 31, 2010, we have granted 219,500 restricted shares under the 2008 Employee LTIP.

Restricted stock awards are considered outstanding at the time of grant as the stock holders are entitled to voting rights. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

A summary of restricted stock activity during the nine months ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Outstanding, April 1, 2010	144,427	$14.43
Shares granted (1)(2)	147,239	$18.32
Shares forfeited (3)	(5,479)	$12.77
Outstanding, December 31, 2010	286,187	$16.46

(1)
One of our non-employee directors elected to receive restricted shares in lieu of his quarterly cash compensation. Therefore, during the three months ended June 30, 2010, September 30, 2010 and December 30, 2010 the director was issued 635 shares with a grant-date fair value of $17.70 per share, 650 shares with a grant-date fair value of $17.29 per share, and 534 shares with a grant-date fair value of $21.05 per share, respectively.

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

A summary of the nonvested restricted shares activity is presented as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2010	125,155	$14.98
Granted	147,239	$18.32
Vested	(52,915)	$14.21
Forfeited	(5,479)	$12.77
Nonvested December 31, 2010	214,000	$17.52

Upon each vesting period of the restricted stock awards, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP and 2008 Employee LTIP allows the Company, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. As of December 31, 2010, the Company had withheld 9,121 shares of common stock at a value of $227 thousand, which was included in treasury stock.

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

During the three months ended December 31, 2010 and 2009, we recognized $383 thousand and $153 thousand of total share-based compensation expense, respectively. During the nine months ended December 31, 2010 and 2009, we recognized $874 thousand and $270 thousand of total share-based compensation expense, respectively. All of the share-based compensation expense was related to restricted stock.  This amount was recorded as professional and other fees and salaries and benefits in our unaudited condensed consolidated statements of operations.

At December 31, 2010, there was no unrecognized compensation expense related to nonvested options because all outstanding options were vested. Unrecognized compensation expense related to the restricted stock was $3.3 million, which will be fully recognized over the next 33 months.

12. INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of December 31, 2010, our gross tax liability related to uncertain tax positions was $461 thousand. At December 31, 2010, if the unrecognized tax benefits of $461 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $610 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our unaudited condensed consolidated statements of operations included interest of $8 thousand for the three months ended December 31, 2010 and $9 thousand for the same period last year. We did not recognize any additional penalties. We have accrued $152 thousand and $120 thousand for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. However, we continue to carry our non-recourse notes payable at carrying values on our unaudited condensed consolidated balance sheets as we did not adopt the fair value option in Financial Instruments in the Codification. According to Fair Value Measurement and Disclosures, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. For additional information, see Note 1, “Organization and Summary of Significant Accounting Policies” included elsewhere in this report. The following table summarizes the fair value hierarchy of our financial instruments (in thousands):

	Carrying Value	Fair Value Measurement Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Non-recourse notes payable	$34,782	$-	$34,761	$-

14. SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our technology sales business segment and our financing business segment. The technology sales business segment sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The financing business segment offers lease-financing solutions to corporations and governmental entities nationwide. We evaluate segment performance on the basis of segment revenue and earnings before income taxes.

Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the technology sales business segment.

	Three months ended December 31, 2010			Three months ended December 31, 2009
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$218,844	$372	$219,216	$162,824	$354	$163,178
Lease revenues	-	8,659	8,659	-	12,957	12,957
Fee and other income	2,070	528	2,598	2,362	214	2,576
Total revenues	220,914	9,559	230,473	165,186	13,525	178,711
Cost of sales	185,018	494	185,512	140,870	364	141,234
Direct lease costs	-	2,153	2,153	-	2,581	2,581
Selling, general and administrative expenses	25,796	3,123	28,919	21,935	4,012	25,947
Impairment of goodwill	-	-	-	-	4,029	4,029
Segment earnings	10,100	3,789	13,889	2,381	2,539	4,920
Interest and financing costs	19	566	585	19	877	896
Earnings before income taxes	$10,081	$3,223	$13,304	$2,362	$1,662	$4,024
Assets	$218,969	$183,464	$402,433	$192,049	$184,942	$376,991

	Nine months ended December 31, 2010			Nine months ended December 31, 2009
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$615,729	$1,290	$617,019	$459,826	$1,073	$460,899
Sales of leased equipment	-	1,101	1,101	-	2,276	2,276
Lease revenues	-	27,352	27,352	-	29,916	29,916
Fee and other income	6,345	2,013	8,358	6,840	515	7,355
Patent and license settlement income	125	-	125	3,400	-	3,400
Total revenues	622,199	31,756	653,955	470,066	33,780	503,846
Cost of sales	525,285	2,105	527,390	394,942	3,412	398,354
Direct lease costs	-	6,679	6,679	-	8,271	8,271
Selling, general and administrative expenses	73,795	9,797	83,592	63,203	10,529	73,732
Impairment of goodwill	-	-	-	-	4,029	4,029
Segment earnings	23,119	13,175	36,294	11,921	7,539	19,460
Interest and financing costs	65	2,002	2,067	55	3,244	3,299
Earnings before income taxes	$23,054	$11,173	$34,227	$11,866	$4,295	$16,161
Assets	$218,969	$183,464	$402,433	$192,049	$184,942	$376,991

Included in the technology sales business segment is inter-segment accounts payable of $44.1 million at December 31, 2010. Included in the financing business segment is inter-segment accounts receivable of $44.1 million at December 31, 2010.

Our technology sales business segment sells products to our financing business segment.  For the three and nine months ended December 31, we eliminated revenue of $0.6 million and $2.5 million, respectively, in our technology sales business segment as a result of these intersegment transactions.  For the three and nine months ended December 31, 2009, we eliminated revenue of $0.9 million and $1.7 million, respectively, in our technology sales business segment as a result of these intersegment transactions.

15. BUSINESS COMBINATION

On November 10, 2010, we acquired certain assets and assumed certain liabilities of Interchange Technologies, Inc. (“ITI”) for $1.8 million in cash, which includes amounts held in escrow for New Jersey sales tax and adjustments to the purchased accounts receivable balance. ITI is a Tandberg Platinum Partner with advanced expertise in visual communication and collaboration technologies. With the acquisition, ePlus gained Tandberg Platinum Partner status, adding to its current credentials as a Cisco TelePresence authorized technology provider as well as a Cisco Master Unified Communications specialized and Cisco WebEx certified collaboration solutions partner. The acquisition enables ePlus to provide customers a single source for a full spectrum of solutions and services in the teleconferencing, audio and video, unified communications, and collaboration market space to meet their diverse business communications needs. Tandberg was acquired by Cisco in April 2010. All the assets acquired and liabilities assumed were recorded at fair value and were included in the technology sales business segment as of December 31, 2010.

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

Financial Summary

During the three months ended December 31, 2010, total revenue increased 29.0% to $230.5 million while total costs and expenses increased 24.3% to $217.2 million, compared to the same period last year. Net earnings increased 225.9% to $7.5 million, as compared to the same period last fiscal year. During the nine months ended December 31, 2010, total revenue increased 29.8% to $654.0 million while total costs and expenses increased 27.1% to $619.7 million. Total revenue included patent settlement income of $125 thousand and $3.4 million for the nine months ended December 31, 2010 and 2009, respectively. The increase in revenue was primarily driven by strong sales in the technology sales business segment. The economy appears to be stabilizing as we have had sequential revenue growth over the previous six quarters prior to this quarter and this quarter, while not in excess of, was comparable to last quarter in terms of total revenue.

Gross margin for product and services was 15.4% and 13.4% during the three months ended December 31, 2010 and 2009, respectively, and 14.7% and 14.0% during the nine months ended December 31, 2010 and 2009, respectively. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers. In addition, in certain circumstances, we may modify payment terms with our vendors for better incentives which may enhance gross margin. Cash decreased $26.1 million or 30.6% to $59.0 million at December 31, 2010 compared to March 31, 2010. The decrease in cash was primarily due to cash used in operating activities.

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

Our technology sales business segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our unaudited condensed consolidated statements of operations under sales of product and services and fee and other income.  Customers who purchase information technology equipment and services from us may have Customer Master Agreements (“CMAs”) with us which stipulate the terms and conditions of our relationship. Some CMAs contain pricing arrangements, and most contain mutual termination for convenience clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 35.3% and 19.6%, respectively, of sales of product and services for the three months ended December 31, 2010, as compared to 35.5% and 18.8%, respectively, of sales of product and services for the three months ended December 31, 2009.

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

We also generate revenue in our technology sales business segment through hosting arrangements, sales of our Internet-based business-to-business supply chain management software, agent fees received from various manufacturers and settlement fees related to disputes or litigation. These revenues are reflected on our unaudited condensed consolidated statements of operations under fee and other income.

Financing Business Segment

The financing business segment offers lease financing solutions to corporations and governmental entities nationwide. The financing business segment derives revenue from leasing primarily information technology equipment and sales of leased equipment. These revenues are reflected under lease revenues, sales of leased equipment and fee and other income on our unaudited condensed consolidated statements of operations.

Lease revenues consist of rentals due under operating leases, amortization of unearned income on direct financing and sales-type leases, sales of leased assets to lessees and other post-term lease revenue. The types of revenue and costs recognized by us are determined by each lease’s individual classification. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.

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

We account for the transfer of lease payments that meet the definition of financial assets and certain criteria outlined in Transfers and Servicing in the Codification, including surrender of control, as sales for financial reporting purposes. The net gain on the transfer of these financial assets is recognized in lease revenues.

Sales of leased equipment represent revenue from the sales to a third party other than the lessee of equipment subject to a lease in which we are the lessor. Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. If the rental stream on such lease has non-recourse notes payable associated with it, sales revenue is recorded at the amount of consideration received, net of the amount of notes payable assumed by the purchaser. If there is no non-recourse notes payable associated with the rental stream, sales revenue is recorded at the amount of gross consideration received, and costs of sales is recorded at the book value of the lease.

We also recognize revenue from events that occur after the initial sale of a financial asset and remarketing fees from our off lease equipment. These revenues are reflected in our unaudited condensed consolidated statements of operations under Fee and other income.

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

We have expanded our product and service offerings under our comprehensive set of solutions that combines our IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

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

In July 2010, the FASB issued an update to amend Receivables in the Codification. This update requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position. Thus, examples of financing receivables include (1) loans, (2) trade accounts receivable, (3) notes receivable, (4) credit cards, and (5) lease receivables (other than operating leases). The new and amended disclosures that relate to information as of the end of a reporting period were effective for us beginning October 1, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective as of the beginning of the fourth quarter ending March 31, 2011. The adoption of this update did not have a material impact on our unaudited condensed consolidated results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria that we use to determine whether a multiple deliverable arrangement involves more than one unit of accounting. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We expect to adopt this standard on a prospective basis and that revenue from technology sales that contain both products and services will be accounted for as separate units of accounting. Accordingly, revenue for technology product sales will generally be recognized upon delivery to the customers and revenue for the services will generally be recognized when the services are complete.

Concurrently to issuing the above update, the FASB also issued another update to the Codification that excludes certain software revenue from the scope of software revenue recognition guidance. If software is contained in a tangible product and is essential to the tangible product’s functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. Early application is permitted. We do not anticipate adoption of this update to have a material impact to our unaudited condensed consolidated results of operations and financial condition.

In April 2010, an update was made to Compensation – Stock Compensation. This update provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. We do not anticipate adoption of this update to have a material impact to our unaudited condensed consolidated results of operations and financial condition.

In December 2010, an update was made to Intangibles – Goodwill and Other. The amendments in this update clarify when an entity should perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update is effective for us beginning April 1, 2011. Early adoption is not permitted. We do not anticipate adoption of this update to have a material impact to our unaudited condensed consolidated results of operations and financial condition.

In December 2010, an update was made to Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective for us for business combinations occurring after April 1, 2011. Early adoption is permitted. We do not anticipate adoption of this update to have a material impact to our unaudited condensed consolidated results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that alternative accounting policies would have been applied, resulting in a change in financial results. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to uncertain tax positions. Estimates in the assumptions used in the valuation of our share-based compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of equity-based compensation. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates may require adjustment.

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

RESIDUAL VALUES.  Residual values represent our estimated value of the equipment at the end of the initial lease term. The residual values for direct financing and sales-type leases are included as part of the investment in direct financing and sales-type leases. The residual values for operating leases are reported in the investment in leases and leased equipment—net. Our estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer’s discount, market conditions and the term of the lease. In some cases, we obtain third party appraisals of the residual values.

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

GOODWILL AND INTANGIBLE ASSETS.  We have accounted for our business combinations using the acquisition method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third-party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations are based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.

We review our goodwill for impairment annually, or more frequently, if events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We have reportable segments based on the product and services offered – financing business segment and technology sales business segment. Below our reportable segments are reporting units. For the purpose of testing for impairment, we have four distinct reporting units: Leasing, Technology, Software procurement and Software document management.  In determining reporting units, we consider factors such as nature of products, nature of production, type of customer, management and the availability of separate and distinct financial statements for each unit. We do not have any goodwill remaining in our Software procurement and Leasing reporting units.

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

Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to cost of sales, product and services on our unaudited condensed consolidated statements of operations. Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services on our unaudited condensed consolidated statements of operations.

We accrue vendor consideration in accordance with the terms of the related program. Such accruals may be based on a certain amount of sales of qualifying products, as targets are met, as the amounts are estimable and probable, or as services are provided. Actual vendor consideration amounts may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued, and can, at times, result in significant earnings fluctuations on a quarterly basis.

RESERVES FOR CREDIT LOSSES. Our receivables consist of accounts and notes receivable, and minimum lease payments associated with our investments in direct financing and sales-type leases. We maintain our reserves for credit losses at a level believed by management to be adequate to absorb potential losses inherent in the respective balances. The reserve for credit losses is increased by provisions for potential credit losses, which increases expenses, and by subsequent recoveries. The reserve for credit losses is decreased by write-offs and reductions to the provision for potential credit losses. Accounts are either written off or written down when the loss is both probable and determinable.

Accounts and notes receivable consist of amounts billed and currently due from customers, amounts earned but unbilled, vendor rebates, and other receivables. Management’s determination of the adequacy of the reserve for credit losses is based on the age of the accounts receivable balance, an evaluation of historical credit losses, current economic conditions, and other relevant factors. Management regularly reviews the notes receivable portfolio to assess whether any balances should be impaired or placed on nonaccrual status.

Investments in direct financing and sales-type leases consist of minimum lease payments, estimated unguaranteed residual values, initial direct costs and unearned lease income. Management’s determination of the adequacy of the reserve for credit losses is based on an internally assigned credit quality rating, historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, the fair value of the underlying collateral, and the funding status (i.e. not funded, funded on a recourse or partial recourse basis, or funded on non-recourse basis). We assign an internal credit quality rating to each customer at the inception of the lease based on the customer’s financial status, rating agency reports and other financial information. We update the internal credit quality rating annually or when an indicator of a change in credit quality arises, such as a delinquency or bankruptcy.

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

Results of Operations — Three and nine months ended December 31, 2010 compared to three and nine months ended December 31, 2009

REVENUES

Total revenues. Total revenues during the three months ended December 31, 2010 was $230.5 million compared to total revenues of $178.7 million during the three months December 31, 2009, an increase of 29.0%. Total revenues increased 29.8% to $654.0 million during the nine months ended December 31, 2010 as compared to the same period last year. The increase in revenue was primarily driven by strong sales in the technology business segment. The economy appears to be stabilizing as we have had sequential revenue growth over the previous six quarters prior to this quarter and this quarter, while not in excess of, was comparable to the last quarter in terms of total revenue.

Sales of product and services.  Sales of product and services increased 34.3% to $219.2 million and 33.9% to $617.0 million during the three and nine months ended December 31, 2010, respectively, compared to the same periods last year, which is due to increased spending by our customers.

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the twelve months ended December 31, 2010 were $48.4 million, which increased since September 30, 2010 and March 31, 2010 due to the increase in volumes.  Our average open orders for the twelve months ended September 30, 2010 and March 31, 2010 were $46.3 million and $37.4 million, respectively.

In addition, we had deferred revenue of $29.7 million at December 31, 2010, compared to $23.3 million at December 31, 2009, which related to bundled hardware and service arrangements that were not completed by the end of the quarter. We will recognize revenue on multiple deliverable revenue arrangements when the services are completed.

Gross margin.  We realized a gross margin on sales of product and services of 15.4% and 13.4% during the three months ended December 31, 2010 and 2009, respectively, and 14.7% and 14.0% during the nine months ended December 31, 2010 and 2009, respectively.  The increase in our gross margin on sales of product and services was primarily due to a change in the customer product mix as well as additional incentives provided to us by our vendors. There are ongoing changes to the incentives programs offered to us by our vendors, which may be affected by the current economic conditions. Accordingly, we may not be able to maintain the level of manufacturer incentives we are currently receiving, which may cause gross margins to change.

Lease revenues.  Lease revenues can be broadly categorized into two types: 1) income generated from the lease portfolio, including income from direct-financing leases and rent from operating leases, and 2) other lease-related income, including profit from transfer of financial assets, sales of leased assets to lessees and end of lease term income. Lease revenues decreased $4.3 million, or 33.2%, to $8.7 million for the three months ended December 31, 2010, compared to $13.0 million during the same period in the prior year. The decrease is primarily due to a decrease in the gain on sales of leased assets to lessees by $2.9 million and decrease in revenue from operating leases of $1.1 million. Lease revenues decreased $2.6 million, or 8.6%, to $27.3 million for the nine months ended December 31, 2010, compared to the same period last year. This was primarily due to a decrease of $3.8 million in the gain on sales of leased assets to lessees, partially offset by increase in earnings from direct financing leases of about $1.4 million.

At December 31, 2010, we had $123.1 million of investment in leases on our balance sheet compared to $153.6 million at March 31, 2010, a decrease of $30.5 million or 19.8%. The decrease in lease portfolio was primarily due to cash collections and transfers of leases, partially offset by the addition of new leases. The gain from the transfer of these financial assets is reported as a component of our lease revenues, while the carrying value of these leases is reduced from our lease portfolio. We retain the residual value of the equipment with these types of sales.

Sales of leased equipment. We also recognize revenue from the sale of leased equipment to non-lessee third parties. Sales of leased equipment are proceeds from the sales of leased assets and underlying leases to non-lessee third parties and we retain no residual value of the equipment. Sales of leased equipment fluctuate from quarter to quarter because management determines the timing of such sales as a component of our risk-mitigation process, which we conduct periodically to diversify our portfolio by customer, equipment type, and residual value investments. There were no sales of leased equipment during the three months ended December 31, 2010 or December 31, 2009. During the nine months ended December 31, 2010, sales of leased equipment was $1.1 million compared to $2.3 million in the same period last year. During the nine months ended December 31, 2010, gross margin recognized on the sale of leased equipment was 0.5 % compared to 3.8% for the same period last year. The revenue and gross margin recognized on sales of leased equipment can vary significantly depending on the nature and timing of the sale.

Fee and other income. During the three and nine months ended December 31, 2010, fee and other income increased 0.9% to $2.6 million and 13.6% to $8.4 million, respectively, compared to $2.6 million and $7.4 million during the same periods last year. These increases were primarily driven by an increase in remarketing income in our financing business segment, partially offset by lower agent fees from manufacturers and other income. Fee and other income may also include revenues from adjunct services and fees, including broker and agent fees, support fees, warranty reimbursements, monetary settlements arising from disputes and litigation and interest income. Our fee and other income contain earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Patent license and settlement income. During the year ended March 31, 2010, we entered into settlement and license agreements with three defendants wherein the complaint was dismissed with prejudice and each defendant was granted a license in specified ePlus patents, which resulted in total payments of $3.65 million. During the nine months ended December 31, 2010 and 2009, we received $125 thousand and $3.4 million, respectively, of settlement agreement payments.

COSTS AND EXPENSES

Cost of sales, product and services. During the three months ended December 31, 2010, cost of sales, product and services increased 31.4% to $185.5 million, compared to $141.2 million during the same period last year. During the nine months ended December 31, 2010, cost of sales, product and services increased 32.8% to $526.3 million compared to $396.2 million during the same period last year. These increases corresponded to the increase in sales of product and services in our technology sales business segment. Cost of sales, product and services is also affected by incentives from vendors, product mix and volume. Cost of sales, leased equipment was $1.1 million during the nine months ended December 31, 2010, compared to $2.2 million during the same period last year.

Direct lease costs. During the three and nine months ended December 31, 2010, direct lease costs decreased 16.6% and 19.2% to $2.2 million and $6.7 million, respectively, compared to the same periods last year. These decreases were due to a decrease in reserves for credit losses and a decrease in depreciation expense for operating lease equipment. Our investment in operating leases increased 13.8% to $24.2 million at December 31, 2010 compared to $21.2 million at December 31, 2009, primarily due to the net addition of new leases. A significant amount of the operating leases were added towards the end of the period, and hence, did not result in a significant amount of depreciation expense during the nine months ended December 31, 2010.

Professional and other fees.  During three and nine months ended December 31, 2010, professional and other fees totaled $3.7 million and $10.9 million, respectively, an increase of 12.0% and 40.5% from $3.3 million and $7.8 million during the same periods last year. This increase was primarily due to increased legal expenses related to the patent infringement litigation. These types of patent infringement cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution

Salaries and benefits. During the three and nine months ended December 31, 2010, salaries and benefits expense increased 14.2% to $21.5 million and 13% to $62.2 million, respectively. The increase in salaries and benefits expense corresponded to increases in bonus and commission expenses driven by an increase in revenue, and an increase in salary expense. We employed 691 people at December 31, 2010, compared to 653 people at December 31, 2009.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest over a four-year period beginning on the date of hire. For the three and nine months ended December 31, 2010, our expenses for the plan were approximately $114 thousand and $317 thousand, respectively, compared to $88 thousand and $281 thousand for the same periods ended December 31, 2009.

General and administrative expenses. During the three months ended December 31, 2010, general and administrative expenses were $3.7 million, compared to $3.8 million in the same period ended December 31, 2009. During the nine months ended December 31, 2010, general and administrative expenses decreased about 3.9% or $425 thousand to $10.5 million compared to the same period ended December 31, 2009, primarily as a result of decreases in depreciation and communication expenses.

Interest and financing costs. During the three and nine months ended December 31, 2010, interest and financing costs decreased 34.7% to $585 thousand, and 37.3 % to $2.1 million, respectively, compared to the same periods last year. These decreases were primarily the result of lower non-recourse note balances. Non-recourse notes payable decreased 35.1% to $34.8 million at December 31, 2010 as compared to $58.5 million at December 31, 2009.

Income taxes. Our provision for income tax expense increased $4.1 million to $5.8 million for the three months ended December 31, 2010, and $7.1 million to $14.1 million for the nine months ended December 31, 2010. Our effective income tax rates for the three months and nine months ended December 31, 2010 were 43.3% and 41.1%, respectively, as compared to 42.4% and 43.0% for the three and nine months ended December 31, 2009, respectively. The change in our effective income tax rate was due to an increase in our state income tax rate. .

Net earnings. The foregoing resulted in net earnings of $7.5 million for the three months ended December 31, 2010, an increase of 225.9%, as compared to $2.3 million during the three months ended December 31, 2009.  Net earnings were $20.2 million for the nine months ended December 31, 2010, an increase of 118.9%, as compared to $9.2 million during the nine months ended December 31, 2009.

Basic and diluted earnings per common share was $0.91 and $0.89 for the three months ended December 31, 2010, respectively, compared to $0.27 for both basic and diluted earnings per common share during the three months ended December 31, 2009. Basic and diluted earnings per common share was $2.47 and $2.41 for nine months ended December 31, 2010, respectively, as compared to $1.11 and $1.08, for the nine months ended December 31, 2009.

Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2010 were 8,251,715 and 8,451,130, respectively. Basic and diluted weighted average common shares outstanding for the three months ended December 31, 2009 were 8,388,795 and 8,554,247, respectively.

Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2010 were 8,170,866 and 8,383,415, respectively. Basic and diluted weighted average common shares outstanding for the nine months ended December 31, 2009 were 8,289,776 and 8,504,966, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations, and borrowings, both non-recourse and recourse. We have used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of lease equipment, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2010	2009

Net cash used in operating activities	$(32,633)	$(45,294)
Net cash used in investing activities	(10,866)	(3,968)
Net cash provided by financing activities	17,428	23,578
Effect of exchange rate changes on cash	(5)	(23)
Net decrease in cash and cash equivalents	$(26,076)	$(25,707)

Cash Flows from Operating Activities.  Cash used in operating activities totaled $32.6 million during nine months ended December 31, 2010, compared to cash used in operations of $45.3 million during the nine months ended December 31, 2009. Cash flows used in operations for the nine months ended December 31, 2010 resulted primarily from a decrease of $34.0 million in accounts payable – equipment for the payment of equipment on lease by our customers, and an increase in accounts receivable – net of $29.7 million. These increases in cash used in operating activities were partially offset by net earnings, as well as the change in the investment in direct financing and sales type leases-net by $15.8 million. The change in investment in direct financing and sales-type leases was due to cash collections and transfer of leases during the period, partially offset by addition of new leases. During the nine months ended December 31, 2010, our lessees made payments directly to lenders of $22.3 million, consisting of $4.0 million for non recourse notes payable associated with investments in operating leases and $18.2 million for non recourse notes payable associated with investments in direct financing and sales-type leases. Payments from lessees directly to lenders represent principal payments for certain leases secured by non-recourse notes payable and reduce our cash flows from operating activities. Had we collected these payments from the lessees and paid the non-recourse notes payable, our cash used in operating activities would have decreased by $22.3 million.

Cash Flows from Investing Activities. Cash used in investing activities was $10.9 million for the nine months ended December 31, 2010, primarily driven by an increase in cash used in purchases of operating lease equipment of $12.1 million, partially offset by proceeds from the sale or disposal of property, equipment and operating lease equipment of $3.7 million.

Cash Flows from Financing Activities. Cash provided by financing activities was $17.4 million for the nine months ended December 31, 2010, mostly driven by borrowings of non-recourse notes payable of $8.6 million and net borrowings from our floor plan facility of $13.5 million. In addition, we generated $3.0 million from proceeds from the issuance of capital stock as a result of stock option exercises. These changes are partially offset by our repayments of non-recourse and recourse notes payable of $5.2 million and repurchases of common stock of $2.5 million. The schedule of non-cash investing and financing activities contained repayments of $22.3 million in principal payments by our lessees directly to our lenders for certain leases secured by non-recourse notes payable. Had we collected these payments from the lessees and paid the non-recourse notes payable, our cash provided by financing activities would have decreased by $22.3 million.

Liquidity and Capital Resources

Non-recourse notes payable financing activities may provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers.  Any balance of the purchase price remaining after non-recourse funding and any upfront payments received from the lessee (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all.

The financing necessary to support our leasing activities has principally been provided by non-recourse borrowings and our cash. Given the current market, we have been monitoring our exposure closely and conserving our capital. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources; however, pricing and availability is dependent upon the lessee’s credit rating. Lesser credits are more difficult to finance in this economic climate. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payment, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At December 31, 2010, our lease-related non-recourse notes payable portfolio decreased 35.1% to $34.8 million, as compared to $53.6 million at March 31, 2010.

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

Accrued expenses and other liabilities includes deferred expenses, deferred revenue and amounts collected and payable, such as sales taxes and lease rental payments due to third parties. We had $47.4 million and $40.5 million of accrued expenses and other liabilities as of December 31, 2010 and March 31, 2010, respectively, an increase of 17.1%. The increase is primarily driven by an increase in deferred revenue related to bundled hardware and service arrangements that were not completed by the end of the quarter.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of December 31, 2010, the facility had an aggregate limit of the two components of $125 million with an accounts receivable sub-limit of $30 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2010. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing. The GECDF credit facility does not have a fixed maturity date, but either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing.  In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products is in part financed through a floor plan component in which interest expense for the first thirty to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our unaudited condensed consolidated balance sheets, as they are normally repaid within the thirty to forty-five day time frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the thirty to forty-five day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2010	Balance as of December 31, 2010	Maximum Credit Limit at March 31, 2010	Balance as of March 31, 2010
$125,000	$71,068	$125,000	$57,613

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our condensed consolidated balance sheets. There was no outstanding balance at December 31, 2010 or March 31, 2010, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $500 thousand credit facility, which matured on October 26, 2010 and was renewed for two years effective October 27, 2010. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of December 31, 2010, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of December 31, 2010, we were not involved in any unconsolidated special purpose entity transactions.

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

We have operations in Canada and Iceland. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and Icelandic krona. To date, our Canadian and Icelandic operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Controls

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The only remaining Cyberco related suit in which we are a party is a suit ePlus Group filed in June 2007 in the United States District Court for the Western District of Michigan (the “District Court”) against The Huntington National Bank (“Huntington”). The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion. On or about July 1, 2010, the District Court entered summary judgment in favor of Huntington with regard to our claims in the suit. At this time, a final judgment has not been entered, and we are considering whether to pursue appellate relief. While we believe that we have a basis for these claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Other Matters

We are engaged in a lawsuit in the United States District Court for the Eastern District of Virginia in which we allege that the defendant, Lawson Software, Inc. (“Lawson”) used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. On January 27, 2011, a jury unanimously found that Lawson infringed certain ePlus patents, and that all ePlus patent claims tried in court were valid. The federal court previously granted an evidentiary motion precluding us from seeking damages. We are seeking an injunction, and we may appeal a prior order that precluded us from seeking damages at trial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2010.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2010 through April 30, 2010	5,163	$17.24	5,163	433,978	(2)
May 1, 2010 through May 31, 2010	6,095	$17.05	6,095	427,883	(3)
June 1, 2010 through June 30, 2010	12,461	$17.19	12,461	415,422	(4)
July 1, 2010 through July 31, 2010	60,935	$17.04	60,935	354,487	(5)
August 1, 2010 through August 31, 2010	29,685	$18.28	29,685	324,802	(6)
September 1, 2010 through September 15, 2010	9,189	$18.27	9,189	315,613	(7)
September 16, 2010 through September 30, 2010	-	-	-	500,000	(8)
October 1, 2010 through October 31, 2010	-	-	-	500,000	(9)
November 1, 2010 through November 30, 2010	9,121	$24.90	-	500,000	(10)
December 1, 2010 through December 31, 2010	6,725	$23.58	6,725	493,275	(11)

(1)	All shares acquired were in open-market purchases, except for 9,121 shares, which were repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
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

(9)
The share purchase authorization in place for the month ended October 31, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of October 31, 2010, the remaining authorized shares to be purchased were 500,000.

(10)
The share purchase authorization in place for the month ended November 30, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of November 30, 2010, the remaining authorized shares to be purchased were 500,000.

(11)
The share purchase authorization in place for the month ended December 31, 2010 had purchase limitations on the number of shares of up to 500,000 shares.  As of December 31, 2010, the remaining authorized shares to be purchased were 493,275.

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

ePlus inc.

Date: February 4, 2011	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2011	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)