Form 10-K
period 2011-03-31
EPLUS INC
filed 2011-06-10
CIK 1022408

UNITED STATES
SECURITIES AND EXHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2010 was $89,360,486. The outstanding number of shares of common stock of ePlus as of May 31, 2011, was 8,520,019.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Document	Part

Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end.	Part III

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,” “expect,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

·
we  offer a comprehensive set of solutions—the bundling of our direct IT sales, professional services and financing with our proprietary software, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
·	our ability to hire and retain sufficient qualified personnel;
·	a decrease in the capital spending budgets of our customers or purchases from us;
·	our ability to protect our intellectual property;
·	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
·	the possibility of goodwill impairment charges in the future;
·	uncertainty and volatility in the global economy and financial markets;
·	changes in the IT industry;
·	our ability to raise capital, maintain or increase as needed our line of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
·	our ability to realize our investment in leased equipment;
·	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors; and
·	significant changes in accounting guidance related to the financial reporting of leases; which could impact the demand for our leasing services.

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

PART I

ITEM 1.   BUSINESS

GENERAL

Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.”

Our operations are conducted through two business segments. Our technology sales business segment includes all the technology sales and related services, including our proprietary software.   Our financing business segment consists of the financing of equipment, software and related services to commercial, government, and government-oriented entities. See Note 15, “Segment Reporting” in the consolidated financial statements included elsewhere in this report.

ePlus inc. does not engage in any other business other than serving as the parent holding company for the following operating companies:

Technology Sales Business

·	ePlus Technology, inc.;
·	ePlus Systems, inc.;
·	ePlus Content Services, inc.
·	ePlus Document Systems, inc.; and
·	ePlus Technology Services, inc.

 Financing Business

·	ePlus Group, inc.;
·	ePlus Government, inc.;
·	ePlus Canada Company;
·	ePlus Capital, inc.;
·	ePlus Jamaica, inc.; and
·	ePlus Iceland, inc.

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

OUR BUSINESS

Our primary focus is to deliver technology solutions. We have evolved our solutions offering by continued investment in our engineering services, deepening our relationships with key vendors, and developing proprietary software. Our current offerings include:

Technology Sales Business Segment

·	direct marketing of information technology equipment and third-party software;
·	advanced professional services;
·
proprietary software, including order-entry and order-management software (OneSource®), procurement, asset management, document management and distribution software, and electronic catalog content management software and services; and

Financing Business Segment

·	leasing, and business process services to facilitate the acquisition and management of capital assets used by our customers.

We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 20 years and have been providing software for more than 11 years. We currently derive the majority of our revenues from sales of Information Technology (“IT”) products and providing advanced professional services through our Technology Sales Business Segment, which was approximately 96% of total revenue for the year ended March 31, 2011, and leasing and financing services through our Financing Business Segment, which was approximately 4% of total revenue for the year ended March 31, 2011. Our Technology Sales and Finance Business Segments represented 62% and 38%, respectively, of our consolidated earnings before interest and taxes ("segment earnings").  Our sales are generated primarily by our direct sales force, inside sales representatives, and business development associates through telemarketing to our customers, which include commercial accounts; federal, state and local governments; K-12 schools; and higher education institutions. We utilize vendor relationships to generate new business including various demand generation campaigns and co-sponsored events. We also lease and finance equipment purchased by our customers, and supply software and services directly and through relationships with vendors and equipment manufacturers.

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

The key elements of our business are:

Technology Sales Business Segment

·
Direct IT Sales: We are a direct marketer and authorized reseller of leading IT products including Cisco Systems, HP, VMWare, NetApp, IBM, and Microsoft, via our direct sales force and web-based ordering solution, OneSource®.

·
Advanced Technology Solutions: We provide an array of solutions focused in five areas: data center, storage, security, cloud enablement, and IT infrastructure.  Within these areas we specialize in Internet telephony and Internet communications, collaboration, cloud computing, virtual desktop infrastructure, network design and implementation, storage, security, virtualization, business continuity, visual communications, audio/visual technologies, maintenance, and implementation services to support our customer base as part of our consolidated service offering.

·
Proprietary Software: We offer proprietary software for enterprise supply management, which can be used as standalone solutions or be integrated as a component of a bundled solution. These include eProcurement, spend management, asset management, document management, and product content management software. These systems can be installed behind our customer's firewall or operated as a service hosted by us.

Financing Business Segment

·
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

Our primary target customers are middle-market and larger companies in the United States of America with annual revenues between $20 million and $2.5 billion. We have over 2,000 active customers. We believe there are more than 50,000 target customers in this market.

INDUSTRY BACKGROUND

In the current marketplace, we believe demand for IT equipment, services, and financing is driven by the following industry trends:

·
In calendar year 2010, IT spending in most categories increased, driven by the general economic recovery, the deferral of IT spending by many customers in prior years, customer interest in cloud computing, the positive return on investment that can be gained by virtualization technologies, and the reduction of manufacturer shipment delays in the supply chain.  In 2011, many industry analysts are forecasting an increase in overall IT spending in the U.S. as compared to 2010, and the first calendar quarter produced solid results in many sectors of the industry. We believe that customers are continuing to focus on cost savings initiatives by utilizing technologies such as virtualization and cloud computing, and we continue to provide these and other advanced technology solutions to meet these needs.

·
We believe customers are focused on protecting their information assets – including intellectual property, data and business process.  A well-designed security program should protect the organization with perimeter security, access control, authentication, data integrity and confidentiality. We offer security services that enhance our customers’ security programs, from their data centers to end-user mobile devices, and all points between.  These comprehensive and complex solutions may include consulting, hardware, software, and implementation, and ongoing maintenance and monitoring.  We have continued to focus our resources in these areas to meet expected customer demand.

·
We believe that customers are seeking to reduce the number of vendors they do business with for the purpose of improving internal efficiencies, enhancing accountability and improving supplier management practices, and reducing costs. We have continued to enhance our relationships with premier manufacturers and gained the engineering and sales certifications required to provide the most desired technologies for our customers.  In addition, we have continued to enhance our automated business processes, including eProcurement and electronic business solutions, such as OneSource®, to make transacting business with us more efficient and cost effective for our customers.  We introduced OneSource® IT+ to improve internal business process efficiencies for customers ordering from multiple suppliers. OneSource® IT+ is positioned to help our customers and prospects reduce the number of suppliers they purchase from, eliminate multiple and unique ordering processes, provide a consolidated view of IT purchases, consolidate invoice and payable processing and reduce the complexities of IT spending through multiple suppliers.

·
We believe that customers prefer bundled offerings to include IT products, services and leasing, due to decreased liquidity in the global financial markets, as customers seek to preserve cash balances and working capital.

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

We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of IT products and services with the added competitive advantage of our proprietary software. In addition, our ability to provide financing for capital assets to our customers and our lifecycle management solutions provides an additional benefit and differentiator in the marketplace. While purchasing decisions will continue to be influenced by product selection and availability, price, and convenience, we believe that our comprehensive set of solutions is a differentiator that businesses will look for to reduce the total cost of ownership.

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

We believe that we offer enhanced solution capability, broader product selection and availability, competitive prices, and greater purchasing convenience as compared to many of our competitors. In addition, our dedicated account executives offer the necessary support functions (e.g., software, purchases on credit terms, leasing, and efficient return processes) that Internet-only sellers do not usually provide. We believe that we are one of the few companies in the United States that offers, as a principal, a comprehensive solution, which can include eProcurement, leasing, advanced technology solutions, IT fulfillment, and end-to-end asset management services.

The leasing market is intensely competitive and subject to changing economic conditions and market activities of industry participants. We expect to continue to compete against local, regional, national and international firms, including banks, specialty finance companies, vendors' captive finance companies, and third-party leasing companies. Banks and other large financial services companies sell directly to business customers, particularly larger enterprise customers, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may utilize internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer and contractual relationships that are difficult to displace. However, these competitors typically do not offer the breadth of product, service, and software offerings that we offer our customers.

We believe that we offer an enhanced leasing solution to our customers, which provides a business process services approach that can automate the leasing process and reduce our customers’ cost of doing business. The solution incorporates value-added services at every step in the leasing process, including:

·	front end processing, such as eProcurement, order aggregation, order automation, vendor performance measurement, ordering, reconciliation, and payment;
·	lifecycle and asset ownership services, including asset management, change management, and property tax filing; and
·	end-of-life services such as equipment audit, removal, and disposal.

In addition, we are able to bundle equipment sales and professional services to provide a turnkey leasing solution. This allows us to differentiate ourselves with a customer service strategy that spans the continuum from fast delivery of competitively priced products to end-of-life disposal services, and a selling approach that permits us to grow with customers and solidify those relationships. We expanded our product and service offerings under our comprehensive set of solutions that combines our IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

In the software market, there are a number of companies developing and marketing business-to-business electronic commerce solutions similar to ours, and competitors are migrating their offerings to a Software-As-A-Service (“SAAS”) platform. Some of these competitors and potential competitors include enterprise resource planning (“ERP”) system vendors and other major software vendors that are expected to sell their procurement and asset management products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes.

We believe that the principal competitive factors for the solution are scalability, functionality, ease-of-use, ease-of-implementation, ability to integrate with legacy systems, experience in business-to-business supply chain management, and knowledge of a business’ asset management needs. We believe we can compete favorably with our competitors in these areas within our framework that consists of OneSource®, OneSource® IT+ , Procure+®, Spend+®, Manage+®, Content+®, ePlus Leasing, strategic sourcing, document management software, and business process outsourcing.

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

For a discussion of risks associated with the actions of our competitors, see Item 1A, “Risk Factors” included elsewhere in this report.

STRATEGY

Our goal is to become a leading provider of bundled solution offerings in the IT supply chain. The key elements of our strategy include the following:

·	selling additional products and services to our existing customer base;
·	expanding our customer base;
·	extend our geographic presence in the continental U.S. through hiring and strategic acquisitions;
·	expanding our advanced technology solutions offerings;
·	strengthening vendor relationships; and
·	enhancing the effectiveness of our software offerings, especially OneSource®.

Selling Additional Products and Services to Our Existing Customer Base

We seek to become the primary provider of IT solutions for our customers by delivering the best customer service, pricing, availability, and professional services in the most efficient manner. We continue to focus on improving our sales efficiency by providing on-going training, targeted incentive compensation, and implementing better automation processes to reduce costs and improve productivity. Our account executives are trained on our broad solutions capabilities and to sell in a consultative manner that increases the likelihood of cross-selling our solutions. We believe that our bundled offerings are an important differentiating factor from our competitors.

We created a software portal called OneSource®, which is an integrated order entry platform to enhance product sales, increase incremental sales, and reduce costs by eliminating touch-points for order automation.  We further extended the OneSource® brand by creating two differentiated solutions: OneSource®IT, for purchasing from ePlus’ technology catalog, and OneSource®IT+, a complimentary application for purchasing from ePlus and other technology vendors.  We continue to offer Procure+®, OneSource®IT+, Content+®, and Spend+®, a full suite of eProcurement, catalog content management, and spend analysis applications on an SAAS or enterprise basis. OneSource® is provided to our customers at no cost.

We also have a telesales group of experienced telesales professionals, engineers and inside sales representatives to support our outside sales reps.  We further expanded the group, which included a second location and a new manager.  This group is focused on marketing to existing and new customers primarily within the geographic reach of our existing service areas, supporting vendor demand generation campaigns, and marketing to specific vertical markets, such as healthcare.

Expanding Our Customer Base

We intend to increase our direct sales and targeted marketing efforts in each of our geographic and vertical industry areas. We actively seek to acquire new account relationships through a new outbound telesales effort, face-to-face field sales, electronic commerce (especially OneSource®), leveraging our partnerships with manufacturers, and targeted direct marketing to increase awareness of our solutions.  In particular, we are developing several industry market focuses, including healthcare, legal, and financial services.

Extend Our Geographic Presence in the U.S. Through Hiring and Strategic Acquisitions

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to take advantage of hiring experienced sales people and engineers, and making strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire aggressively, and evaluate and consider strategic acquisition opportunities if and when they become available.  During the fiscal year 2011, our sales force grew from 268 to 296, and our engineering staff grew from 152 to 168, and we acquired the business of Interchange Technologies, Inc. (“ITI”), a Tandberg platinum reseller, to expand our visual communications capabilities.

Expanding Advanced Technology Solutions Offerings

We have focused on gaining engineering certifications and advanced professional services expertise in advanced technologies of strategic manufacturers, such as Cisco Systems, IBM, HP, NetApp, VMWare, EMC, and Oracle. We are especially focused on virtual desktop infrastructure, data center virtualization, unified communications, collaboration, cloud computing, networking, security, visual communications, audio/visual, and storage technologies that are currently in high demand. In fiscal year 2011, we developed eCloud™, a comprehensive approach for customers who desire to utilize cloud computing.  We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional and national markets. This significantly increases direct and referral sales opportunities for our products and services, and allows us to achieve optimal pricing levels. Second, within our existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies.

Strengthening Vendor Relationships

We believe it is important to maintain relationships with key manufacturers such as Cisco Systems, HP, VMWare, NetApp, and IBM on both a national level, for strategic purposes, and at the local level, for tactical objectives. Strategically, national relationships with key manufacturers give us increased visibility and legitimacy, and authenticate our services. In addition, by maintaining a number of high level engineering certifications, we are promoted as an advanced solutions provider by certain manufacturers. On a tactical level, by having more than 27 locations, we are able to maintain direct relationships with key sales and marketing personnel from the manufacturers, who provide referral sales opportunities that are unavailable to Internet-only and catalog-based direct marketers.

Enhancing the Effectiveness of Our Internet-based Solutions

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

RESEARCH AND DEVELOPMENT

In the early 2000s, through an acquisition, we acquired our own proprietary software products and hired employees to help us maintain and continually develop our software. We expense software development costs as they are incurred until technological feasibility has been established. At such time, development costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2011, $343 thousand was capitalized and $162 thousand was amortized. For the year ended March 31, 2010, no such costs were capitalized and $162 thousand was amortized. For the year ended March 31, 2009, no such costs were capitalized and $167 thousand was amortized. We have also outsourced certain programming tasks to an offshore software-development company to supplement our internal development, support, and quality assurance. In addition, we continue to enhance our software and some or all of these costs may be considered period costs.

To successfully implement our business strategy and service the disparate requirements of our customers and potential customers, we have a flexible delivery model, which includes:

·	hosted or subscription;
·	traditional enterprise licenses; or
·	SAAS, or a services model, where our personnel may utilize our software to provide one or more solutions to our customers.

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

SALES AND MARKETING

We focus our sales and marketing efforts on lead generation activities and converting our existing customer base to our bundled solution set. The target market for our customer base is primarily middle and large market companies with annual revenues between $20 million and $2.5 billion. We believe there are over 50,000 potential customers in our target market and we currently have over 2,000 customers.. We undertake many of our direct marketing campaigns to target certain markets in conjunction with our primary manufacturer partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

Our sales representatives are compensated by a combination of salary and commission, with commission becoming the primary component of compensation as the sales representatives gain experience. To date, we acquired a majority of our customers through the efforts of our direct sales force. We market to different areas within a customer’s organization depending on the products or services. We also market to customers through our telesales group, consisting of experienced telesales sales professionals and engineers.  This group is focused on marketing to existing and new customers primarily within the geographic reach of our existing service areas.

As of March 31, 2011, our sales force was organized regionally in 27 office locations throughout the United States.  See Item 2, “Properties” of this Form 10-K for additional office location information. As of March 31, 2011, our sales organization included 296 sales, marketing, and sales support personnel.

INTELLECTUAL PROPERTY RIGHTS

Our success depends in part upon proprietary business methodologies and technologies that we have licensed and modified. We own certain software programs or have entered into software licensing agreements to provide services to our customers. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect intellectual property rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

For example, in the United States we have three patents generally directed to electronic sourcing systems and processes, six catalog management patents, three image transmission management patents, a patent for collaborative editing of electronic documents over a network, a hosted asset information management patent, and an eCatalog supplier portal patent, among others. We have counterparts of the electronic sourcing system patents in nine European forums and Japan, and a counterpart of the image transmission management patents in six additional forums, and a counterpart for the collaborative editing of electronic documents patent has been issued in Canada.   The three electronic sourcing system patents are currently under reexamination at the U.S. Patent and Trademark Office (USPTO).  We cannot provide an assessment of the likely outcome of the proceedings and it may take years before they reach their ultimate resolution.  We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation. Otherwise, the earliest of the three electronic sourcing system patents is scheduled to expire in 2014; the three image transmission patents are scheduled to expire in 2018; the earliest of the catalog management patents is scheduled to expire in 2024; and the patent for collaborative editing of electronic documents over a network is scheduled to expire in 2025, provided that all maintenance fees are paid in accordance with USPTO regulations.   We also have the following registered service/trademarks: ePlus, DirectSight®, Procure+®, Manage+®, Finance+®, ePlus Leasing®, Docpak®, Viewmark®, Digital Paper®, OneSource®, Content+®, eECM®, and ePlus Enterprise Cost Management®.  In addition, we have over twenty registered copyrights and additional common-law trademarks and copyrights.

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

SALES AND FINANCING ACTIVITIES

We are in the business of selling and providing advanced technology services for a wide array of information technology assets and software, leasing, and financing of IT and other capital assets and services, and we are a software publisher for procurement, content management, document management and asset management software.  We currently derive the majority of our revenues from such activities.

IT Sales and Professional Services. We are an authorized reseller of, or have the right to resell products and services from, over 400 manufacturers. Our most important manufacturer relationships include Cisco Systems, IBM, HP, NetApp, VMWare, EMC, and Oracle. Tech Data and Ingram Micro, Inc. are the largest distributors we utilize. We have multiple vendor engineering certifications that authorize us to market their products and enable us to provide advanced professional services. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort. Using the distribution systems available, we usually sell products that are shipped from the manufacturers or distributors directly to our customer's location, which allows us to keep our inventory of any product and shipping expenses to a minimum. The products we sell typically have payment terms ranging from payment in advance, by credit card, due upon delivery, or 30 days to pay, depending on the customer’s credit and payment structure.

We also provide a range of professional services to help our customers improve productivity, profitability and revenue growth while reducing operating costs. We provide data center services, network services, security and wireless solutions, managed IT services, staff augmentation services, service and desktop support, Microsoft solutions and project management. Our services include the following:

·	Data center solutions that enable customers to streamline operations, reduce complexity and costs, and simplify vendor management;
·	Network services that aim to improve network performance for our customers;
·	Security and wireless services, which are tailored for each organization to help safeguard their IT infrastructure with security and wireless solutions;
·	Managed IT services to enable companies to reduce costs and burdens of their day-to-day IT tasks while ensuring availability, reliability and performance;
·
Staff augmentation services that provide companies with flexible headcount options while allowing them to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help;

·	Server and desktop support provides outsourcing services to respond to our customers’ business demands while minimizing overhead;
·	Professional services for a full range of Microsoft solutions;
·	Business intelligence and data management services to help companies effectively use critical business information by enabling companies to aggregate, normalize, cleanse and analyze their data; and
·	Project management services to enhance productivity and collaboration.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing and operating leases. Direct financing transfers substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing leases. Our lease transactions include leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal government contractors. A large part of our lease transactions are net leases with a specified non-cancelable lease term and a fixed amount of rent. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. Government leases are typically subject to annual funding by the governmental entity.  A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes.

We primarily lease computers, associated accessories and software, communication-related equipment, and medical equipment, and we may also lease industrial machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment. In anticipation of the expiration of the term of a lease, we initiate the remarketing process for the related equipment. Our goal is to maximize revenues from the remarketing effort by either (1) re-leasing or selling the equipment to the initial lessee, (2) renting the equipment to the initial lessee on a month-to-month basis, or (3) selling the equipment to an equipment broker or leasing the equipment to a different customer. The remarketing process is intended to enable us to recover or exceed the original estimated residual value of the leased equipment. Any amounts received over the estimated residual value less any commission expenses become profit to us and can significantly impact the degree of profitability of a lease transaction. We aggressively manage the remarketing process of our leases to maximize the profit margin on our leased equipment portfolio. To date, we have realized a premium over our estimated residual value.

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

Risk Management and Process Controls. It is our goal to minimize the financial risks of our assets. To accomplish this goal, we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have internal control processes, including credit management, contract origination and management, cash management, servicing, collections, remarketing and accounting. We may utilize non-recourse financing (which is secured by a lease’s underlying equipment and the specific lease and not our general assets) for our leasing transactions and we try to obtain lender commitments before acquiring the related assets.

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

We have an executive management review process and other internal controls in place to evaluate the transactions’ potential risk. Our lease and sale contracts are reviewed by senior management for pricing, structure, documentation, and credit quality. Due, in part, to our strategy of focusing on certain equipment categories, we have product knowledge, historical re-marketing information and experience with many of the items that we lease, sell, and service. We rely on our experience or outside opinions to set and adjust our sale prices, lease rate factors, and residual values.

Default and Loss Experience.  During the fiscal year ended March 31, 2011, we decreased reserves for credit losses by $85 thousand, incurred actual credit losses of $911 thousand and had recoveries of $12 thousand. During the fiscal year ended March 31, 2010, we increased reserves for credit losses by $728 thousand, incurred actual credit losses of $353 thousand and had recoveries of $118 thousand. During the fiscal year ended March 31, 2009, we increased reserves for credit losses by $364 thousand, incurred actual credit losses of $420 thousand and had recoveries of $91 thousand.

EMPLOYEES

As of March 31, 2011, we employed 705 full-time and 20 part-time employees.  These 725 employees operated through 27 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

Number of Employees
Sales and Marketing	296
Technical Support	168
Administration	182
Software and Implementations	70
Executive	9
Total	725

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

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2011.  There are no family relationships between any director or executive officer and any other director or executive officer of ePlus.

NAME	AGE	POSITION

Phillip G. Norton	66	Director, Chairman of the Board of Directors, President and Chief Executive Officer

Bruce M. Bowen	59	Director and Executive Vice President

Elaine D. Marion	43	Chief Financial Officer

Mark P. Marron	49	Chief Operating Officer

Steven J. Mencarini	55	Senior Vice President of Business Operations

The business experience during the past five years of each executive officer of ePlus is described below.

Phillip G. Norton joined us in March 1993 and has served since then as our Chairman of the Board of Directors (“Board”) and CEO. Mr. Norton has also served as our President since September 1996. Mr. Norton is a 1966 graduate of the U.S. Naval Academy, where he earned a Bachelor’s of Science degree in engineering.

Bruce M. Bowen founded our company in 1990 and served as our President until September 1996. Since September 1996, Mr. Bowen has served as our Executive Vice President, and from September 1996 to June 1997 also served as our Chief Financial Officer. Mr. Bowen has served on our Board since our founding. He is a graduate of the University of Maryland and in 1978 received a Masters of Business Administration from the University of Maryland.

Elaine D. Marion joined us in 1998.  Ms. Marion became our Chief Financial Officer on September 1, 2008.  Since 2004, Ms. Marion served as our Vice President of Accounting. Prior to that, she was the Controller of ePlus Technology, inc., a subsidiary of ePlus, from 1998 to 2004. Ms. Marion is a graduate of George Mason University, where she earned a Bachelor’s of Science degree with a concentration in Accounting.

Mark P. Marron joined our subsidiary ePlus Technology, inc. in 2005 as Senior Vice President of Sales.  On April 22, 2010 he was appointed as Chief Operating Officer of ePlus inc. and President of ePlus Technology, inc. Prior to joining us, from 2001 to 2005 Mr. Marron was with NetIQ, where he held the position of senior vice president of worldwide sales. Prior to joining NetIQ, Mr. Marron served as general manager of worldwide channel sales for Computer Associates International Inc. Mr. Marron has a Bachelor’s of Science degree in Computer Science from Montclair State University.

Steven J. Mencarini joined us in June 1997.  On September 1, 2008, he became our Senior Vice President of Business Operations.  Prior to that, he served as our Chief Financial Officer.  Prior to joining us, Mr. Mencarini was Controller of the Technology Management Group of CSC. Mr. Mencarini joined CSC in 1991 as Director of Finance and was promoted to Controller in 1996. Mr. Mencarini is a graduate of the University of Maryland and received a Masters of Taxation from American University in 1985.

Each of our executive officers is chosen by the Board and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she resigns or is removed by the Board.

ITEM 1A.  RISK FACTORS

General Economic Weakness May Harm Our Operating Results and Financial Condition

Our results of operations are dependent, to a large extent, upon the state of the economy. Economic weakness and uncertainty have resulted, and may result, in the future, in decreased revenue, gross margin, and earnings or growth rates. Continued adverse economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. In addition, many governments who are our customers are experiencing financial difficulties which are causing budget shortfalls and resulting in decreased demand for our products and services. As a result, our revenues could decrease and reserves for our credit losses and write-offs of accounts receivable may increase.

We Depend on Having Creditworthy Customers

Our financing and technology sales business segments require sufficient amounts of debt and equity capital to fund our equipment purchases. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, we may find it difficult to continue to obtain the capital we require and our business, operating results and financial condition may be harmed. In addition to the impact on our ability to attract capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, operating results and financial condition. Our lenders have reduced their demand for non-investment grade leases which has made financing lower credit customers more difficult or impossible in some cases.

We May Not Reserve Adequately for Our Credit Losses

Our reserve for credit losses reflects management’s judgment of the loss potential of our accounts and notes receivable and minimum lease payments associated with our investments in direct financing and sales-type leases. We base our judgment on the nature and financial characteristics of our obligors, general economic conditions and our bad debt experience. We also consider delinquency rates and the value of the collateral underlying the finance receivables. We cannot be certain that our reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If our reserves for credit losses are not adequate, our business, operating results and financial condition may suffer.

Costs to Protect Our Intellectual Property May Affect Our Earnings

The legal and associated costs to protect our intellectual property may significantly increase our expenses and have a material adverse effect on our operating results. We may deem it necessary to protect our intellectual property rights and significant expenses could be incurred with no certainty of the results of these potential actions. Costs relative to lawsuits are usually expensed in the periods incurred and there is no certainty in recouping any of the amounts expended regardless of the outcome of any action. We have incurred significant legal and other fees during the years ended March 31, 2011, 2010 and 2009, related to protecting our intellectual property.

We May Experience A Reduction in the Incentive Programs Offered to Us by Our Vendors

We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs, shared marketing expense programs and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that has an adverse effect on us. Vendor funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives, particularly related to incentive programs with our largest partners, HP and Cisco Systems, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes would have a material adverse effect on our business, results of operations and financial condition.

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

Changes in Accounting Rules

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or a new interpretation of an existing policy could have a significant effect on the timing of our reported results and may affect our reporting of transactions before a change is adopted.

Changes in Taxes and Other Regulatory Legislation

We operate in compliance with applicable laws and regulations. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, we may need to implement changes in our policies or structure.

We plan our structure and operations based upon existing laws and anticipated future changes in the law. We are susceptible to unanticipated changes in legislation, especially relating to income and other taxes, as well as other laws related to trade and business activities. Such changes in legislation may have a significant adverse effect on our business.

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

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to annual review and evaluation for impairment, whereas intangible assets are amortized over the life of the asset. Changes in the business itself, the economic environment (including business valuation levels and trends), or the legislative or regulatory environment may trigger a review and evaluation of our goodwill and intangible assets for potential impairment outside of the normal review periods. These changes may adversely affect either the fair value of the business or the fair value of our individual reporting units and we may be required to take an impairment charge.

If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2011, we had goodwill of $18.6 million.

We May Not Be Able to Realize Our Entire Investment in the Equipment We Lease

The realization of equipment values (residual values) during the life and predominantly at the end of the term of a lease is an important element in our leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the expected disposition date.

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, or other factors, would adversely affect the recoverability of  the estimated residual values of such equipment. Further, certain equipment residual values are dependent on the manufacturer’s or vendor’s warranties, reputation and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

The degree of residual realization risk varies by transaction type. Direct financing leases bear less risk because contractual payments cover approximately 90% or more of the equipment’s lease cost at inception. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception.

Dependence on Third Party Companies

We rely on arrangements with third parties to perform certain services for our customers, which, if not performed in accordance with the terms of the agreement, could result in significant disruptions or costs to our organization, including damaging customer relationships, if these third parties do not meet their obligations or maintain adequate service levels.

We rely on arrangements with independent shipping companies, such as FedEx and United Parcel Service, for the delivery of our products from vendors to our customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security.

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

We Rely on Inventory and Accounts Receivable Financing Arrangements

The loss of the technology sales business segment’s credit facility could have a material adverse effect on our future results as we rely on this facility and its components for daily working capital and the operational function of our accounts payable process. Our credit agreement contains various net worth and debt covenants that must be met each quarter. There can be no assurance that we will continue to meet those debt covenants and failure to do so may limit availability of, or cause us to lose, such financing.  There can be no assurance that such financing will continue to be available to us in the future on acceptable terms.

We May Not Adequately Protect Ourselves Through Our Contract Vehicles or Insurance Policies

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, human resources and subcontractors, patent and product liability, and financing activities. Despite the non-recourse nature of the loans financing our activities, non-recourse lenders have, in the past, brought suit when the underlying transaction turns out poorly for the lenders. We have vigorously defended such cases in the past and will do so in the future, however, investors should be aware that we are subject to such suits and the cost of defending such suits due to the nature of our business.

We Rely on a Small Number of Key Vendors and Do Not Have Long-term Supply or Guaranteed Price Agreements with Our Vendors

A substantial portion of our sales of product and services are dependent on a small number of key manufacturers including Cisco Systems and HP. Products manufactured by Cisco Systems represented approximately 43%, 37% and 36% of our total sales of products and services for the years ended March 31, 2011, 2010 and 2009, respectively. Products manufactured by HP represented approximately 16%, 18% and 18% of our total sales of products and services for the years ended March 31, 2011, 2010 and 2009, respectively.

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

Our Officers and Directors Own a Significant Amount of Our Common Stock and May be Able to Exert a Significant Influence over Corporate Matters

Our officers and directors beneficially own, in the aggregate, approximately 49.3% of our outstanding common stock as of March 31, 2011.  As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of ePlus and consequently could affect the market price of our common stock.

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

We Face Substantial Competition From Larger Companies As Well As Our Manufacturers and Financial Partners

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

In our leasing business, we face competition from many sources including much larger companies with greater financial resources. Our competition may even come from some of our manufacturers or financial partners who choose to market directly to customers through their captive leasing organization. Our competition may lower lease rates in order to increase market share.

We Face Risks of Claims From Third Parties for Intellectual Property Infringement That Could Harm Our Business

We may be subject to claims that our products and services or products that we resell infringe on the intellectual property rights of third parties. The manufacturer of certain products or services may not provide us with indemnification for infringement. However, our customers may seek indemnification from us. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We may not be able to obtain such licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services.

We may be Liable for Misappropriation of our Customers’ Personal Information

The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive information or private personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business.

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or such information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts we may enter, or if we give third parties or our employees improper access to any such personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation or our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding whether they misused or inadequately secured personal information regarding consumers. We could incur additional expenses if new laws or regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We seek to rely on encryption and authentication technology to provide the security and authentication necessary to effect secure online transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could cause us to incur significant expense to investigate and respond to a security breach and correct any problems caused by any breach, subject us to liability, damage our reputation and diminish the value of our brand-name.

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

If We Fail to Consummate and Integrate Acquisitions, Our Profitability May Be Adversely Affected

Our ability to successfully integrate the operations we acquire, to reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully.  Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our gross margins and return on investment.  In addition, we may acquire entities with unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

If We Are Unable to Protect Our Intellectual Property, Our Business May Suffer

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

Our Electronic-Commerce Related Products and Services Subjects Us to Challenges and Risks in a Rapidly Evolving Market

As a provider of a comprehensive set of solutions, which involves the bundling of direct IT sales, professional services and financing with our proprietary software, we expect to encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by companies providing new and/or bundled solutions in rapidly evolving markets. Some of these challenges include our ability to: increase the total number of users of our services, adapt to meet changes in our markets and competitive developments or continue to update our technology to enhance the features and functionality of our suite of products. Our business strategy may not be successful or successfully address these and other challenges, risks and uncertainties.

In the software market, there are a number of companies developing and marketing business-to-business electronic commerce solutions similar to ours, and competitors are migrating their offerings to a SAAS platform. Some of these competitors and potential competitors include ERP system vendors and other major software vendors that are expected to sell their procurement and asset management products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We may not be able to compete successfully against current or future competitors, and competitive pressures faced by us may harm our business, operating results or financial condition. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes.

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

We expect to incur significant sales and marketing, and general and administrative expenses in connection with the development of this area of our business; however, we may not be successful in achieving revenue growth. These expected expenses may have a material adverse effect on our future operating results as a whole.

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

Our Earnings May Fluctuate, Which Could Adversely Affect the Price of Our Common Stock

Our earnings are susceptible to fluctuations for a number of reasons, including, but not limited to, the risk factors discussed above.  In the event our revenues or net income are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of March 31, 2011, we operated from 27 office locations, five of which are home-based offices. Our total leased square footage as of March 31, 2011, was approximately 164 thousand square feet for which we incurred rent expense of approximately $234 thousand per month. Some of our companies operate in shared office space to improve sales, marketing and cost efficiency.  Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of employees as of March 31, 2011, the square footage and the general office functions.

Location	Company	Employees	Square Footage	Function

Herndon, VA	ePlus Group, inc. ePlus Technology, inc. ePlus Government, inc. ePlus Document Systems, inc. ePlus Professional Services, inc	267	55,880	Corporate and subsidiary headquarters, sales office, technical support and warehouse
Pittsford, NY	ePlus Systems, inc.	19	2,577	Sales office and technical development
Pottstown, PA	ePlus Technology, inc.	61	14,235	Sales office, technical support and warehouse
Sunnyvale, CA	ePlus Technology, inc.	44	11,200	Sales office, technical support and warehouse
Colorado Springs, CO	ePlus Technology, inc	22	3,984	Sales office
Hauppauge, NY	ePlus Technology, inc.	26	8,370	Sales office, technical support and warehouse
Hamilton, NJ	ePlus Technology, inc.	21	8,000	Sales office and technical support
Mt. Laurel, NJ	ePlus Technology, inc	13	3,000	Sales office and technical support
Canton, MA	ePlus Technology, inc.	29	6,228	Sales office and technical support
New York City, NY	ePlus Technology, inc.	18	6,278	Sales office and technical support
Wilmington, NC	ePlus Technology, inc.	16	4,000	Sales office and technical support
Columbia, MD	ePlus Technology, inc.	14	3,589	Sales office and technical support
Raleigh, NC	ePlus Group, inc. ePlus Technology, inc.	20	7,199	Sales office-shared, technical support and warehouse
Houston, TX	ePlus Technology, inc.	18	9,813	Sales office and technical support
Avon, CT	ePlus Systems, inc.	12	2,345	Sales office and technical development
Dallas, TX	ePlus Technology, inc.	9	3,153	Sales office and technical support
Austin, TX	ePlus Technology, inc.	23	3,190	Sales office and technical support
*Other Office Locations		21	7,825	Sales offices and technical support
Home Offices/Customer Sites		72	-
Total		725	160,866

Our largest office location is in Herndon, VA, which has a lease expiration date of December 31, 2014. We have the right to terminate the lease on December 31, 2012 in the event the facility no longer meets our needs, by giving six months’ prior written notice, with no penalty fee.

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

The only remaining Cyberco related suit in which we are a party is a suit ePlus Group filed in June 2007 in the United States District Court for the Western District of Michigan (the “District Court”) against The Huntington National Bank (“Huntington”). The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion. On or about July 1, 2010, the District Court entered summary judgment in favor of Huntington with regard to our claims in the suit. We have initiated a request for the court to reconsider the ruling. If we are unsuccessful, we will consider whether to pursue appellate relief after a final judgment has been entered. While we believe that we have a basis for these claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Other Matters

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents.  The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid.  On May 23, 2011, the court issued a permanent injunction, ordering Lawson and its successors to:  immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products.  Lawson is seeking appellate court relief from the stay, which we are opposing.  Additionally, the court previously granted an evidentiary motion precluding us from seeking damages.  We may appeal that ruling.

We may become party to various legal proceedings arising in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, and claims related to alleged violations of laws and regulations. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At March 31, 2011, our common stock traded on The Nasdaq Global Market under the symbol “PLUS.”  The following table sets forth the range of high and low closing prices for our common stock during each quarter of the two fiscal years ended March 31, 2011 and 2010.

Quarter Ended	High	Low

Fiscal Year 2011
June 30, 2010	$18.98	$16.55
September 30, 2010	$22.19	$17.05
December 31, 2010	$25.63	$20.15
March 31, 2011	$29.95	$23.67

Fiscal Year 2010
June 30, 2009	$15.45	$11.50
September 30, 2009	$16.88	$14.59
December 31, 2009	$16.65	$15.02
March 31, 2010	$17.55	$15.54

On May 31, 2011, the closing price of our common stock was $26.28 per share.  On May 31, 2011, there were 190 shareholders of record of our common stock. We believe there are over 1,500 beneficial holders of our common stock.

DIVIDEND POLICIES AND RESTRICTIONS

Holders of our common stock are entitled to dividends if and when declared by our Board out of funds legally available.  We have never paid a cash dividend to stockholders. We have retained our earnings for use in the business. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2011.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2010 to April 30, 2010	5,163	$17.24	5,163	433,978	(2)
May 1, 2010 to May 31, 2010	6,095	$17.05	6,095	427,883	(3)
June 1, 2010 to June 30, 2010	12,461	$17.19	12,461	415,422	(4)
July 1, 2010 to July 31, 2010	60,935	$17.04	60,935	354,487	(5)
August 1, 2010 to August 31, 2010	29,685	$18.28	29,685	324,802	(6)
September 1, 2010 to September 15, 2010	9,189	$18.27	9,189	315,613	(7)
September 16, 2010 to September 30, 2010	-	-	-	500,000	(8)
October 1, 2010 to October 31, 2010	-	-	-	500,000	(9)
November 1, 2010 to November 30, 2010	9,121	$24.90	-	500,000	(10)
December 1, 2010 to December 31, 2010	6,725	$23.58	6,725	493,275	(11)
January 1, 2011 to January 31, 2011	4,635	$23.72	4,635	488,640	(12)
February 1, 2011 to February 28, 2011	-	-	-	-	(13)
March 1, 2011 to March 31, 2011	-	-	-	-	(14)

(1)	All shares acquired were in open-market purchases, except for 9,121 shares, which were repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
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

(12)
 The share purchase authorization in place for the month ended January 31, 2011 had purchase limitations on the number of shares of up to 500,000 shares.  As of January 31, 2011, the remaining authorized shares to be purchased were 488,640.

(13)
 The share purchase authorization in place for the month ended February 28, 2011 had purchase limitations on the number of shares of up to 500,000 shares.  As of February 28, 2011 the remaining authorized shares to be purchased were 488,640.

(14)
The share purchase authorization in place for the month ended March 31, 2011 had purchase limitations on the number of shares of up to 500,000 shares.  As of March 31, 2011, the remaining authorized shares to be purchased were 488,640.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 11, “Share Repurchase” to our consolidated financial statements included elsewhere in this report.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes, which are included elsewhere in this Form 10-K.

The selected consolidated statement of operations data for the years ended March 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of March 31, 2011 and 2010 presented below was derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated statements of operations data for the years ended March 31, 2008 and 2007 along with the consolidated balance sheet data as of March 31, 2009, 2008 and 2007 presented below were derived from our audited consolidated financial statements which are not included elsewhere herein.

	For the years ended March 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Sales of products and services	$816,813	$625,607	$632,227	$727,159	$697,334
Total revenues	863,025	676,860	690,340	802,179	784,449

Cost of sales, products and services	696,370	537,128	544,721	641,969	619,699
Total costs and expenses	822,457	655,778	668,292	772,237	754,343

Earnings before provision for income taxes	40,568	21,082	22,048	29,942	30,106
Net earnings	23,727	12,745	12,829	16,360	17,377

Net earnings per common share - basic	2.89	1.54	1.56	1.99	2.11
Net earnings per common share - diluted	2.82	1.50	1.52	1.95	2.04

Cash and cash equivalents	$75,756	$85,077	$107,788	$58,423	$39,680
Accounts receivable—net	121,771	108,752	82,734	109,706	110,662
Investment in leases and leased equipment—net	118,308	153,553	119,256	157,382	217,170
Total assets	389,576	405,631	363,872	379,748	418,130

Non-recourse and recourse notes payable	29,592	53,679	85,079	93,814	153,136
Total liabilities	177,214	220,140	189,400	216,046	271,931
Total stockholders' equity	212,362	185,491	174,472	163,702	146,199

Certain prior period amounts have been corrected to conform to the current presentation. We determined that certain transfers of minimum lease payments and residual values that were previously presented on a gross basis, should be presented net in accordance with Codification Topic, Transfers and Servicing, and that sales of certain equipment at the end of a lease that were previously presented on a gross basis, should be presented on a net basis consistent with the guidance in Codification Topic, Property, Plant and Equipment. These corrections did not impact any prior amounts of reported total assets or total liabilities, stockholders’ equity, results of operations or cash flows. See Note 1, “Organization and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report.

Our sales of products and services are affected by our customers’ investment in technology products and related services, which in turn, are driven by the general economic conditions and our customers’ business outlook. Although sales increased during the year ended March 31, 2011, there is no guarantee that the trend will continue. Our gross margins are driven by the mix of products and service sales and incentives received from manufacturers and/or distributors. During recent years, we gradually reduced our non-recourse and recourse notes payable balance as we invested our cash in the lease portfolio to increase our overall returns. However, our investment in leases and leased equipment has decreased due to lower lease originations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations (“financial review”) of ePlus is intended to help investors understand our company and our operations.  The financial review is provided as a supplement to, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. Certain prior period amounts have been corrected to conform to the current presentation. We determined that certain transfers of minimum lease payments and residual values that were previously presented on a gross basis, should be presented net in accordance with Codification Topic, Transfers and Servicing, and that sales of certain equipment at the end of a lease that were previously presented on a gross basis, should be presented on a net basis consistent with the guidance in Codification Topic, Property, Plant and Equipment. See Note 1, “Organization and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report.

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

Financial Summary

In recent years, the United States experienced substantial ongoing uncertainty in the economic environment, including financial market disruption. A reoccurrence of the  of economic downturn could cause our current and potential customers to once again delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, financial market disruption may adversely affect our access to additional capital.

However, in calendar year 2010, IT spending in most categories increased, driven by the general economic recovery, the deferral of IT spending by many customers in prior years, customer interest in cloud computing, the positive return on investment that can be gained by virtualization technologies, and the reduction of manufacturer shipment delays in the supply chain.  In 2011, many industry analysts are forecasting an increase in overall IT spending in the U.S. as compared to 2010, and the first calendar quarter produced solid results in many sectors of the industry. We believe that customers are continuing to focus on cost savings initiatives by utilizing technologies such as virtualization and cloud computing, and we continue to provide these and other advanced technology solutions to meet these needs.

During the year ended March 31, 2011, total revenue increased 27.5% to $863.0 million and total costs and expenses increased 25.4% to $822.5 million. Net earnings increased 86.2% to $23.7 million, as compared to the prior fiscal year. Gross margin for product and services was 14.7% during the year ended March 31, 2011 compared to 14.1% during the year ended March 31, 2010. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers. Cash decreased $9.3 million or 11.0% to $75.8 million at March 31, 2011 compared to March 31, 2010.

Business Segment Overview

Technology Sales Business Segment

The technology sales business segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology products.Our technology sales business segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our consolidated statements of operations under sales of product and services and fee and other income.  Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with us which stipulate the terms and conditions of our relationship. Some CMAs contain pricing arrangements, and most contain mutual termination for convenience clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco Systems and HP products, which represent approximately 43% and 16% of sales of product and services, respectively, for the year ended March 31, 2011 as compared to 37% and 18% of total revenues, respectively, for the year ended March 31, 2010, and 36% and 18% of total revenues, respectively, for the year ended March 31, 2009.

Included in the sales of product and services are revenues derived from performing advanced professional services that may be bundled with sales of equipment which are integral to the successful delivery of such equipment. Our service engagements are generally governed by statements of work, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

We endeavor to minimize the cost of sales in our technology sales business segment through vendor consideration programs provided by manufacturers and other incentives provided by distributors. The programs we qualify for are generally set by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our primary manufacturers:

Manufacturer	Manufacturer Authorization Level

Hewlett Packard	HP Preferred Elite Partner (National)
Cisco Systems	Cisco Gold DVAR (National)
Advanced Wireless LAN
Advanced Unified Communications
Advanced Data Center Storage Networking
Advanced Routing and Switching
Advanced Security
ATP Video Surveillance
ATP Telepresence
ATP Rich Media Communications
Master Security Specialization
Master UC Specialization
Master Managed Services Partner
Microsoft	Microsoft Gold (National)
Oracle Gold Partner	Sun SPA Executive Partner (National)
Sun National Strategic DataCenterAuthorized
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
NetApp	NetApp STAR Partner
Citrix Systems, Inc.	Citrix Gold (National)
Apple	Apple Authorized Corporate Reseller

We also generate revenue in our technology sales business segment through hosting arrangements, sales of our Internet-based business-to-business supply chain management software, agent fees received from various manufacturers, support fees, warranty reimbursements, settlement fees related to disputes or litigation and interest income. Our revenues also include earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. These revenues are reflected on our consolidated statements of operations under fee and other income.

Financing Business Segment

The financing business segment offers lease financing solutions to corporations and governmental entities nationwide and certain other countries. The financing business unit derives revenue from leasing primarily IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under lease revenues on our consolidated statements of operations.

Lease revenues consist of amortization of unearned income on direct financing and sales-type leases, rentals due under operating leases,  net gains or losses on the sales of lease payments and residual values, and sales of equipment at the end of a lease, as well as other post-term lease revenue. The types of revenue and costs recognized by us are determined by each lease’s individual classification. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.

·
For direct financing and sales-type leases, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. The unearned income is amortized over the life of the lease using the interest method. Under sales-type leases, the difference between the present value of minimum lease payments and the cost of the leased property plus initial direct costs (net margins) is recorded as profit at the inception of the lease.

·	For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as lease revenue.

We account for the transfer of lease payments that meet the definition of financial assets and certain criteria outlined in Transfers and Servicing in the Codification, including surrender of control, as sales for financial reporting purposes. The net gain on the transfer of these financial assets is recognized in lease revenues in our consolidated statements of operations.

Our financing business segment sells the equipment underlying a lease to the lessee or a third party other than the lessee. These sales occur at the end of the lease term and revenues from the sales of such equipment are recognized at the date of sale. The net gain or loss on these transactions is presented within lease revenue in our consolidated statement of operations.

We also recognize revenue from events that occur after the initial sale of a financial asset and remarketing fees from our off lease equipment. These revenues are reflected in our consolidated statements of operations under fee and other income.

Fluctuations in Revenues

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, interest rate fluctuations, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of a sale prior to the expiration of the lease term to the lessee or to a third party.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification. This update removes the concept of a qualifying special-purpose entity and clarifies the determination of surrendering control of the transferred financial assets. Transferors must consider their continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update was effective for us beginning April 1, 2010. The adoption of this update did not have a material impact on our consolidated results of operations and financial condition.

In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. It also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update was effective for us beginning April 1, 2010. The adoption of this update did not have a material impact on our consolidated results of operations and financial condition.

In July 2010, the FASB issued an update to amend Receivables in the Codification. This update requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosures that relate to information as of the end of a reporting period were effective for us beginning October 1, 2010. The disclosures that include information for activity that occurs during a reporting period were effective as of the beginning of the fourth quarter ending March 31, 2011. The adoption of this update did not have an impact on our consolidated results of operations and financial condition, and the additional disclosure requirements have been incorporated in Note 2, “Investments in Leases and Leased Equipment-Net, and Note 4, “Reserves for Credit Losses.”

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria for a multiple deliverable arrangement. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. We expect to adopt this standard on a prospective basis and that revenue from technology sales that contain both products and services will be accounted for as separate units of accounting. Accordingly, revenue for technology product sales will generally be recognized upon delivery to the customers and revenue for the services will generally be recognized when the services are complete, which normally occurs within 90 days after the equipment is delivered to the customer. At March 31, 2011, we had $30.3 million in deferred revenue and $26.6 million in deferred costs related to these types of arrangements.  Under the new codification, we expect to have less deferred revenue and deferred costs related to the hardware shipments, which will have the effect of recognizing revenues and costs of these arrangements as equipment is delivered.

Concurrently to issuing the above update, the FASB also issued another update to the Codification that excludes certain software revenue from the scope of software revenue recognition guidance. If software is contained in a tangible product and is essential to the tangible product’s functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. We do not anticipate adoption of this update to have a material impact to our consolidated results of operations or financial condition.

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

We consider the following accounting policies important in understanding the potential impact of our judgments and estimates on our operating results and financial condition. For additional information on these and other accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included elsewhere in this report.

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

We also sell services that are performed in conjunction with product sales, and recognize revenue only when the delivered item(s) has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s), and delivery of the undelivered item(s) is probable and substantially under our control. For most of the arrangements with multiple deliverables (hardware and services), we generally cannot establish reliable evidence of the fair value of the undelivered items. Therefore, the majority of revenue from these services and hardware sold in conjunction with the services is recognized when service is complete and we have received an acceptance certificate.  However, in some cases, we do not receive an acceptance certificate and we estimate the completion date based upon our records.

We classify our investments in leases as either a direct financing lease, sales-type lease, or operating lease, as appropriate.  Revenue on direct financing and sales-type leases is deferred at the inception of the leases and is recognized over the term of the lease using the interest method.  Revenue on operating leases is recorded on a straight line basis over the lease term.

RESIDUAL VALUES.  Residual values represent our estimated value of the equipment at the end of the initial lease term. Our estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions, lease term, equipment supply and demand, and new product announcements by manufacturers.

We evaluate residual values on a quarterly basis and record any required impairments of residual value, in the period in which the impairment is determined. No upward adjustment to residual values is made subsequent to lease inception.

GOODWILL AND INTANGIBLE ASSETS.  Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. We review our goodwill for impairment annually in the third quarter, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

To assess goodwill for impairment, we compare the fair value of our reporting units with its carrying value. We estimate the fair value of the reporting unit using various valuation methodologies, including discounted expected future cash flows. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is necessary.  If the net book value of our reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the fair value of goodwill in the same manner as if our reporting unit were being acquired in a business combination.  Specifically, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

During the third quarter of fiscal 2011, we performed our annual impairment test of goodwill and concluded that our goodwill was recoverable as the estimated fair value of our Technology and Software Document Management reporting units were in excess of their respective book values.

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

Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to cost of sales, product and services on our consolidated statements of operations. Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services on our consolidated statements of operations.

RESERVES FOR CREDIT LOSSES. We maintain our reserves for credit losses at a level believed by management to be adequate to absorb potential losses inherent in the respective balances. We assign an internal credit quality rating to all new customers and update these ratings regularly, but no less than annually. Management’s determination of the adequacy of the reserve for credit losses for our accounts and notes receivable is based on the age of the receivable balance, the customer’s credit quality rating, an evaluation of historical credit losses, current economic conditions, and other relevant factors.

Management’s determination of the adequacy of the reserve for credit losses for minimum lease payments associated with investments in direct financing and sales-type leases may be based on the following factors:  an internally assigned credit quality rating, historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, the fair value of the underlying collateral, and the funding status (i.e. not funded, funded on a recourse or partial recourse basis, or funded on non-recourse basis).

RESERVES FOR SALES RETURNS. Sales are reported net of returns and allowances, which are maintained at a level believed by management to be adequate to absorb potential sales returns from product and services. Management’s determination of the adequacy of the reserve is based on an evaluation of historical sales returns and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of product sold.

INCOME TAXES. We make certain estimates and judgments in determining income tax expense for financial statement reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement reporting purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly.

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

BUSINESS COMBINATIONS – We account for business combinations using the acquisition method, which requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation process requires an analysis of intangible assets, customer relationships, trade names, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value.

Any excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill.  To the extent the purchase price is less than the fair value of assets acquired and liabilities assumed, we recognize a gain in our income statement.  The results of operations for an acquired company are included in our financial statements from the date of acquisition.

RESULTS OF OPERATIONS

The Year Ended March 31, 2011 Compared to the Year Ended March 31, 2010

Technology Sales Business Segment

The results of operations for our technology sales business segment for the years ended March 31, 2011 and 2010 were as follows (in thousands):

	Year Ended March 31,
	2011	2010	Change
Sales of product and services	$816,813	$625,607	$191,206	30.6%
Fee and other income	8,260	9,011	(751)	(8.3%)
Patent settlement income	125	3,525	(3,400)	(96.5%)
Total revenues	825,198	638,143	187,055	29.3%

Cost of sales, products and services	696,370	537,128	159,242	29.6%
Professional and other fees	14,014	8,269	5,745	69.5%
Salaries and benefits	74,706	65,224	9,482	14.5%
General and administrative	13,220	12,916	304	2.4%
Total costs and expenses	798,310	623,537	174,773	28.0%
Segment earnings	$26,888	$14,606	$12,282	84.1%

Total revenues. Total revenues for the year ended March 31, 2011 increased by $187.1 million, or 29.3%, to $825.2 million, due to increased sales of products and services offset by a reduction in patent settlement income. In calendar year 2010, IT spending in most categories increased driven by the general economic recovery, the deferral of IT spending by many customers in prior years, and the investment in new technologies. As a result, demand for our products and services increased over the prior year; however, demand has stabilized during the last two quarters. While we had year over year growth in sales of products and services for each quarter during the year ended March 31, 2011, we experienced a sequential decrease in sales of products and services during the last two quarters. The sequential and year over year change in sales of products and services is summarized below:

Quarter Ended	Sequential	Year over Year
June 30, 2010	5.9%	25.4%
September 30, 2010	26.0%	40.9%
December 31, 2010	(1.1%)	34.4%
March 31, 2011	(8.1%)	21.3%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the years ended March 31, 2011 and 2010 were $47.9 million and $41.4 million, respectively. In addition, we had deferred revenue of $30.3 million at March 31, 2011, compared to $22.3 million at March 30, 2010, relating to bundled hardware and service arrangements that were not completed by the end of the year. We recognize revenue on multiple deliverable revenue arrangements when the services are completed.

Patent settlement income decreased due to a settlement and license agreement entered into during the year ended March 31, 2010, with three defendants, wherein the complaint was dismissed with prejudice and each defendant was granted a license in specified ePlus patents. During the years ended March 31, 2011 and 2010, we received $125 thousand and $3.5 million, respectively, of payments related to this settlement agreement.

Total costs and expenses. Total costs and expenses for the year ended March 31, 2011 increased $174.8 million or 28.0%, to $798.3 million due to increases in cost of sales, products and services, professional and other fees and salaries and benefits. The increase in cost of sales, products and services was consistent with the increase in sales of products and services. Our gross margin on the sale of products and services improved to 14.7% for the year ended March 31, 2011, from 14.1% in the prior year. The improvement in gross margin was primarily due to changes in the customer product mix as well as additional vendor incentives earned. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, we may not be able to maintain the level of manufacturer incentives we are currently receiving, which may cause gross margins to change.

Professional and other fees increased $5.7 million, or 69.5%, to $14.0 million, compared to $8.3 million during the prior year.  These increases are primarily due to increased legal and other fees related to the patent infringement litigation, which were $10.5 million and $5.2 million for the years ended March 31, 2011 and 2010, respectively. These types of patent infringement cases are complex in nature, are likely to have significant expenses associated with them. We cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Salaries and benefits expense increased $9.5 million or 14.5% to $74.7 million, compared to $65.2 million during the prior year. This increase is driven by increased commissions associated with the increase in sales and gross profit during the year, as well as an increase in salaries due to an increase the number of employees.

Segment earnings. As a result of the foregoing, segment earnings increased $12.3 million, or 84.1%, to $26.9 million for the year ended March 31, 2011.

Financing Business Segment

The results of operations for our financing business segment for the years ended March 31, 2011 and 2010 were as follows (in thousands):

	Year Ended March 31,
	2011	2010	Change
Lease revenue	$35,367	$38,107	$(2,740)	(7.2%)
Fee and other income	2,460	610	1,850	303.3%
Total revenues	37,827	38,717	(890	(2.3%)

Direct lease costs	9,212	10,676	(1,464)	(13.7%)
Professional and other fees	1,369	2,545	(1,176)	(46.2%)
Salaries and benefits	9,541	9,388	153	1.6%
General and administrative	1,461	1,468	(7)	(0.5%)
Impairment of goodwill	-	4,029	(4,029)	(100.0%)
Total costs and expenses	21,583	28,106	(6,523)	(23.2%)

Segment earnings	$16,244	$10,611	$5,633	53.1%

Total revenues. Total revenues decreased by $890 thousand, or 2.3%, to $37.8 million for the year ended March 31, 2011. The slight decline in total revenues was due to a decrease in sales of products and services and lease revenue, offset by an increase in fee and other income.

Lease revenues decreased $2.7 million, or 7.2% due to a reduction in the net gains on sales of equipment at the end of a lease as well as a decrease in income earned on the lease portfolio during the lease term. At March 31, 2011, we had $118.3 million of investment in leases compared to $153.6 million last year, a decrease of $35.2 million or 23.0%. The decrease in the lease portfolio was due to lease terminations, cash collections and transfers of leases, partially offset by the addition of new leases. The increase in fee and other income is due to additional remarketing fees earned during the year.

Total costs and expenses. Total costs and expenses decreased $6.5 million, or 23.2%, primarily due to a goodwill impairment charge recorded during the year ended March 31, 2010, as well as decreases in direct lease costs and professional and other fees. Direct lease costs decreased $1.5 million, or 13.7%, to $9.2 million due to decreases in depreciation of our operating leases. Professional and other fees decreased primarily due to reduced legal and other fees associated with the Huntington National Bank case, described in Item 3.

Segment earnings. As a result of the foregoing, segment earnings increased $5.6 million, or 53.1%, to $16.2 million for the year ended March 31, 2011.

Consolidated

Interest and financing costs.  Interest and financing costs decreased $1.6 million or 38.0% to $2.6 million during the year ended March 31, 2011, as compared to $4.1 million during the prior year. This decrease is primarily due to lower non-recourse note balances as well as lower interest rates. Non-recourse notes payable decreased 44.8% to $29.6 million at March 31, 2011 as compared to $53.6 million at March 31, 2010.

Income taxes. Our provision for income taxes increased $8.5 million or 102.0% to $16.8 million for the year ended March 31, 2011. Our effective income tax rates for the years ended March 31, 2011 and 2010 were 41.5% and 39.6%, respectively. The increase in effective income tax rate is primarily due to a change in state apportionment factors and an increase in the reserve for uncertain tax positions related to the limited deductibility of certain reimbursed expenses on our consolidated tax return.

Net earnings. Net earnings were $23.7 million for the year ended March 31, 2011, an increase of 86.2% as compared to $12.7 million in the prior fiscal year.

Basic and fully diluted earnings per common share were $2.89 and $2.82, respectively, for the year ended March 31, 2011. Basic and fully diluted earnings per common share were $1.54 and $1.50, respectively, for the year ended March 31, 2010.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2011 were 8,200,557, and 8,423,099, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2010 were 8,267,374 and 8,469,226, respectively.

The Year Ended March 31, 2010 Compared to the Year Ended March 31, 2009

Technology Sales Business Segment

The results of operations for our technology sales business segment for the years ended March 31, 2010 and 2009 were as follows (in thousands):
	Year Ended March 31,
	2010	2009	Change
Sales of product and services	$625,607	$632,227	$(6,620)	(1.0%)
Fee and other income	9,011	11,356	(2,345)	(20.6%)
Patent settlement income	3,525	-	3,525	-
Total revenues	638,143	643,583	(5,440)	(0.8%)

Cost of sales, products and services	537,128	544,721	(7,593)	(1.4%)
Professional and other fees	8,269	3,672	4,597	125.2%
Salaries and benefits	65,224	66,117	(893)	(1.4%)
General and administrative	12,916	13,669	(753)	(5.5%)
Impairment of goodwill	-	4,644	(4,644)	(100.0%)
Total costs and expenses	623,537	632,823	(9,286)	(1.5%)
Segment earnings	$14,606	$10,760	$3,846	35.7%

Total revenues.  Total revenues for the year ended March 31, 2010 decreased by $5.4 million, or 0.8%, to $638.1 million, due to decreases in sales of products and services and fee and other income. During the first half of fiscal 2010, the economic downturn resulted in our customers' tendency to postpone technology equipment investments and curtail other IT spending. This resulted in a decrease in demand for our products and services, including software consulting and licensing services, which is recorded within fee and other income. We had sequential growth in sales of products and services in each of the quarters ended March 31, 2010. The sequential and year over year change in sales of products and services is summarized below:

Quarter Ended	Sequential	Year over Year
June 30, 2009	18.1%	(14.7%)
September 30, 2009	12.2%	(12.1%)
December 31, 2009	3.7%	(4.8%)
March 31, 2010	1.8%	39.9%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the years ended March 31, 2010 and 2009 were $41.4 million and $31.4 million, respectively. In addition, we had deferred revenue of $22.3 million, an increase of approximately $10.0 million at March 31, 2010, as compared to March 31, 2009, related to bundled hardware and service arrangements that were not completed by the end of the quarter. We recognize revenue on multiple deliverable revenue arrangements when the services are completed.

Offsetting these decreases in revenues was an increase in patent settlement income, due to settlement and license agreements entered into during the year ended March 31, 2010 with three defendants wherein the complaint was dismissed with prejudice and each defendant was granted a license in specified ePlus patents, which resulted in total payments of $3.5 million during the year ended March 31, 2010.

Total costs and expenses. Total costs and expenses decreased $9.3 million or 1.5%, to $623.5 million due to a decrease in cost of sales, products and services, and a goodwill impairment charge related to our software procurement reporting unit recognized during the year ended March 31, 2009. The decrease in cost of sales, products and services is consistent with the decrease in sales of products and services. Our gross margin on the sale of products and services improved to 14.1% for the year ended March 31, 2010, from 13.8% in the prior year. The improvement in gross margin was primarily due to changes in the customer product mix as well as additional vendor incentives earned.

Offsetting these declines were increases in professional and other fees. Professional and other fees increased 125.2% to $8.3 million, compared to $3.7 million during the prior year.  This increase is primarily due to increased legal and other fees related to the patent infringement litigation, which were $5.2 million and $0.3 million for the years ended March 31, 2010 and 2009, respectively. Partially offsetting the increase in legal and other fees related to the patent infringement case during the year was a decrease in fees pertaining to our financial statement audit.

Segment earnings. As a result of the foregoing, segment earnings increased $3.8 million, or 35.7%, to $14.6 million for the year ended March 31, 2010.

Financing Business Segment

The results of operations for our financing business segment for the years ended March 31, 2010 and 2009 were as follows (in thousands):

	Year Ended March 31,
	2010	2009	Change
Lease revenue	$38,107	$45,344	$(7,237)	(16.0%)
Fee and other income	610	1,413	(803)	(56.8%)
Total revenues	38,717	46,757	(8,040)	(17.2%)

Direct lease costs	10,676	14,220	(3,544)	(24.9%)
Professional and other fees	2,545	3,527	(982)	(27.8%)
Salaries and benefits	9,388	10,263	(875)	(8.5%)
General and administrative	1,468	1,651	(183)	(11.1%)
Impairment of goodwill	4,029	-	4,029	100.0%
Total costs and expenses	28,106	29,661	(1,555)	(5.2%)

Segment earnings	$10,611	$17,096	$(6,485)	(37.9%)

Total revenues. Total revenues were $38.7 million for the year ended March 31, 2010, a decrease of $8.0 million, or 17.2%, from the previous year, which was primarily due to decreases in lease revenue. Earnings from direct financing and operating leases during the leases’ original or extended terms decreased about $3.4 million as compared to the same period last year as a result of a smaller lease portfolio throughout the year. At March 31, 2010, we had $153.6 million of investment in leases compared to $119.3 million during prior fiscal year.  A large portion of the increase in the portfolio over last year occurred late in the fourth quarter, and therefore, these leases were not generating earnings for us throughout the year.

Total costs and expenses. Total costs and expenses for the year ended March 31, 2010 decreased $1.6 million, or 5.2%, from the previous year, primarily due to a decrease in direct lease costs, offset by an impairment charge for goodwill. Direct lease costs decreased due to a decrease in depreciation of our operating leases. Our investment in operating leases decreased 10.0% to $20.3 million at March 31, 2010, compared to $22.5 million at March 31, 2009, primarily due to the sale of a number of operating leases in the prior fiscal year and a reduction in the origination of operating leases.

Segment earnings. As a result of the foregoing, segment earnings decreased $6.5 million, or 37.9%, to $10.6 million for the year ended March 31, 2010.

Consolidated

Interest and financing costs.  Interest and financing costs decreased 28.8% to $4.1 million during the year ended March 31, 2010, as compared to $5.8 million during the prior year. This decrease is primarily driven by lower non-recourse notes payable balances as well as lower interest rates. Non-recourse notes payable decreased 37.0% to $53.6 million at March 31, 2010 as compared to $85.0 million at March 31, 2009.

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

Net earnings. Net earnings were $12.7 million for the year ended March 31, 2010, a decrease of 0.7% as compared to $12.8 million in the prior fiscal year.

Basic and fully diluted earnings per common share were $1.54 and $1.50, respectively, for the year ended March 31, 2010. Basic and fully diluted earnings per common share were $1.56 and $1.52, respectively, for the year ended March 31, 2009.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2010 were 8,267,374, and 8,469,226, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2009 were 8,219,318 and 8,453,333, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility with GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-45 days from the invoice date. At each due date, the payment is made by the accounts receivable component of our facility and reflected as “recourse notes payable” on our consolidated balance sheets. The borrowings and repayments under the floor plan component are reflected as “net borrowings (repayments) on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

Most customer payments in our technology sales business segment are remitted to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our operating account on a daily basis. On the due dates of the floor plan component, we make cash payments to GECDF. These payments from the accounts receivable component to the floor plan component and repayments from our cash are reflected as “Net borrowings (repayments) on floor plan facility” in the cash flows from the financing activities section of our consolidated statements of cash flows. We engage in this payment structure in order to minimize our interest expense and bank fees in connection with financing the operations of our technology sales business segment.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2011	2010	2009
Net cash (used in) provided by operating activities	$(9,398)	$(37,015)	$21,214
Net cash used in investing activities	(11,100)	(5,834)	(1,340)
Net cash provided by financing activities	11,171	20,199	29,592
Effect of exchange rate changes on cash	6	(61)	(101)
Net (decrease) increase in cash and cash equivalents	$(9,321)	$(22,711)	$49,365

Cash flows from operating activities. Cash used in operating activities totaled $9.4 million in the year ended March 31, 2011, resulted primarily from a decrease in accounts payable—equipment of $33.6 million as we paid for equipment associated with leases and an increase of $11.3 million related to accounts receivable-net. This decrease was partially offset by a decrease of $13.5 million in increase in investment in direct financing and sale-type leases-net, and $8.7 million increase in salaries and commissions payable, accrued expenses and other liabilities and depreciation.

Cash used in operating activities totaled $37.0 million in the year ended March 31, 2010, resulted primarily from net investments in direct financing and sales-type leases of $71.9 million. In addition, there was an increase in accounts receivable of $26.8 million due to an increase in sales of product and services during the fourth quarter of fiscal year 2010, as compared to the fourth quarter of fiscal 2009.  These changes are partially offset by changes in accounts payable – equipment due to the timing of payments for equipment leased to our customers.

Cash provided by operating activities totaled $21.2 million in the year ended March 31, 2009 as a result of net earnings during the year and a decrease in accounts receivable-net of $27.4 million.  The decrease in accounts receivable—net is a result of a reduction in sales of products and services in our fourth quarter, our continued focus in preserving liquidity and monitoring the aging of our customers’ accounts.  These inflows were offset by $8.5 million in cash used for investment in direct financing and sales type leases—net.

Cash flows from investing activities. Cash used in investing activities were $11.1 million during the year ended March 31, 2011 primarily driven by purchases of property, equipment and operating lease equipment of $13.4 million, partially offset by proceeds from sale or disposal of property, equipment and operating lease equipment of $4.2 million.

Cash used in investing activities were $5.8 million during the year ended March 31, 2010 primarily driven by purchases of property, equipment and operating lease equipment of $10.8 million, partially offset by proceeds from sale or disposal of operating lease equipment of $5.2 million.

Cash used in investing activities were $1.3 million during the year ended March 31, 2009, due to purchases of property, equipment and operating lease equipment of $4.6 million, partially offset by proceeds from sale or disposal of property, equipment and operating lease equipment of $4.0 million.

Cash flows from financing activities. Cash provided by financing activities was $11.2 million, $20.2 million and $29.6 million for the years ended March 31, 2011, 2010 and 2009, respectively, which was driven by borrowings of non-recourse notes payable and net borrowings from our floor plan facility.

Non-Cash Activities

We assign lease payments to third-party financial institutions, which are accounted for as non-recourse notes payable financing activities. As a condition to the assignment agreement, certain financial institutions may request that the lessee remit their lease payments to a trust; rather than to us, and the trust pays the financial institution. Alternatively, if the structure of the agreement does not require a trustee, the lessee will continue to make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either assignment structure is similar, in that the assigned lease receivable is paid by the lessee and remitted to the lender to pay down the corresponding non-recourse notes payable. However, these assignment structures are classified differently within our consolidated statement of cash flows. More specifically, we are required to exclude non-cash transactions from our consolidated statement of cash flows, so lease payments made by the lessee to the trust are excluded from our operating cash receipts and the corresponding re-payment of the non-recourse notes payable from the trust to the third party financial institution are excluded from our cash flows from financing activities. Given the assignment of lease payment is economically the same regardless of the structure of the payments, we evaluate our cash flows from operating and financing activities as if the assignments of lease payments been structured without an intermediary.

The non-GAAP financial measure for our cash flows from operating activities for the years ended March 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009

GAAP: net cash (used in) provided by operating activities	$(9,398)	$(37,015)	$21,214
Principal payments from lessees directly to lenders	27,397	41,928	50,520
Non-GAAP: adjusted net cash provided by operating activities	$17,999	$4,913	$71,734

The non-GAAP financial measure for our cash flows from financing activities for the years ended March 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009

GAAP: net cash provided by financing activities	$11,171	$20,199	$29,952
Principal payments from lessees directly to lenders	(27,397)	(41,928)	(50,520)
Non-GAAP: adjusted net cash used in financing activities	$(16,226)	$(21,729)	$(20,568)

A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows of the company; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the financial measures in its internal evaluation and management of its business. We believe that these measures and the information they provide are useful to investors because they permit investors to view our performance using the same tools that we use and to better evaluate our ongoing business performance. These measures should not be considered an alternative to measurements required by GAAP, such as net income and earnings per share. These non-GAAP measures are unlikely to be comparable to non-GAAP information provided by other companies.

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

The financing necessary to support our leasing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At March 31, 2011, our lease-related non-recourse notes payable portfolio decreased 44.8% to $29.6 million, as compared to $53.6 million at March 31, 2010.

Whenever desirable, we arrange for equity investment financing, which includes selling lease payments, including the residual portions, to third parties and financing the equity investment on a non-recourse basis. We generally retain customer control and operational services, and have minimal residual risk. We usually reserve the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed-to return on its investment.

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of March 31, 2011, the facility had an aggregate limit of the two components of $125.0 million with an accounts receivable sub-limit of $30.0 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2011. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing.  In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its audited financial statements by certain dates.  We have delivered the annual audited financial statements for the year ended March 31, 2010, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process. We believe that we can continue to rely on the availability of this credit facility; however, should the GECDF credit facility no longer be available, we believe we can increase our lines of credit with our vendors and utilize our cash for working capital.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products, is in part financed through a floor plan component in which interest expense for the first thirty to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our consolidated balance sheets, as they are normally repaid within the thirty to forty-five-day time frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the thirty to forty-five-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2011	Balance as of March 31, 2011	Maximum Credit Limit at March 31, 2010	Balance as of March 31, 2010
$125,000	$63,845	$125,000	$57,613

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at March 31, 2011 or March 31, 2010, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which will mature on October 26, 2012. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of March 31, 2011, we have no outstanding balance on this credit facility

Performance Guarantees

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2011, we were not involved in any unconsolidated special purpose entity transactions.

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

Inflation

For the periods presented herein, inflation has been relatively low and we believe that inflation has not had a material effect on our results of operations.

Future Contractual Obligations

The impact that our contractual obligations as of March 31, 2011 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Non-recourse notes payable (1)	$29,592	$16,092	$12,508	$992	$-
Operating lease obligations (2)	7,306	2,286	3,085	1,408	527
Total	$36,898	$18,378	$15,593	$2,400	$527

(1)	Non-recourse notes payable obligations in which the specific lease receivable payments have been assigned to the lender.
(2)	Rent obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of March 31, 2011, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in  Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2011.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on pages F-2 and F-3 of the Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors may be found under the caption “Proposals – Proposal 1 – Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance, Related Person Transactions and Indemnification”, “Committees of the Board of Directors” and “Corporate Governance” is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement set forth under the caption “Proposals – Proposal 3 – Ratification of the appointment of Deloitte and Touche LLP as our independent auditors for our fiscal year ending March 31, 2012” is incorporated herein by reference.

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

Exhibits 10.2 through 10.25 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, filed on September 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 19, 2008).

3.2	Amended and Restated Bylaws of ePlus (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 28, 2010).

4	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

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

10.3
Amendment No. 1 to Employment Agreement between ePlus inc. and Phillip G. Norton, dated September 14, 2010 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-k filed on September 17, 2010).

10.4	Employment Agreement between ePlus and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 6, 2009).

10.5
Amendment No.1 to Employment Agreement between ePlus inc. and Bruce M. Bowen, dated September 16, 2010 (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-k filed on September 17, 2010).

10.6	Employment Agreement, effective as of April 22, 2010, between ePlus and Mark P. Marron (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 22, 2010).

10.7
Amendment No.1 to Employment Agreement between ePlus inc. and Mark P. Marron, dated September 16, 2010 (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-k filed on September 17, 2010).

10.8	Employment Agreement between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 6, 2009).

10.9
Amendment No.1 to Employment Agreement between ePlus inc. and Steven J. Mencarini, dated September 16, 2010 (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-k filed on September 17, 2010).

10.10	Employment Agreement between ePlus and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 6, 2009).

10.11
Amendment No.1 to Employment Agreement between ePlus inc. and Elaine D. Marion, dated September 16, 2010 (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-k filed on September 17, 2010).

10.12	1997 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended September 30, 1997).

10.13	Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.14	2008 Non-Employee Director Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 19, 2008).

10.15	2008 Employee Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 19, 2008).

10.16	Form of Award Agreement – Incentive Stock Options (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 19, 2008).

10.17	Form of Award Agreement – Nonqualified Stock Options (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 19, 2008).

10.18	Form of Award Agreement – Restricted Stock Awards (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 19, 2008).

10.19	Form of Award Agreement – Restricted Stock Units (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 19, 2008).

10.20	ePlus inc. Supplemental Benefit Plan for Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).

10.21	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.22	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).

10.23	Form of Amendment to ePlus inc. Supplemental Benefit Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2008).

10.24	ePlus inc. Executive Incentive Plan effective April 1, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2009).

10.25	ePlus inc. Executive Incentive Plan effective April 1, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2011).

10.26
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

10.38
Agreement Regarding Collateral Rights and Waiver between GE Commercial Distribution Finance Corporation, as Administrative Agent, dated March 24, 2004 (Incorporated herein by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on November 17, 2005).

10.39
Amendment to Business Financing Agreement and Agreement for Wholesale Financing dated June 29, 2006 between GE Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2006).

10.40
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated June 20, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2007).

10.41
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated August 2, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2007).

10.42
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated October 1, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2007).

10.43
Amendment to Agreement for Wholesale Financing and Business Financing Agreement dated October 29, 2007 between GE Commercial Distribution Finance Corporation and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2007).

10.44
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

10.46	Amendment #1 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of July 1, 2007.

10.47
Amendment #2 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 18, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2009).

10.48
Amendment #3 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 22, 2010 (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 31, 2010).

21.1	Subsidiaries of ePlus

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer of ePlus inc.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer of ePlus inc.

32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc.

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
Date: June 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: June 9, 2011

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director and Executive
Vice President
Date: June 9, 2011

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 9, 2011

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: June 9, 2011

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: June 9, 2011

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: June 9, 2011

/s/ MILTON E. COOPER, JR.
By: Milton E. Cooper, Jr., Director
Date: June 9, 2011

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director Date: June 9, 2011

/s/ JOHN CALLIES
By: John E. Callies, Director
Date: June 9, 2011

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  ePlus inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 9, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2011	March 31, 2010
ASSETS	(in thousands)

Cash and cash equivalents	$75,756	$85,077
Accounts receivable—net	121,771	108,752
Notes receivable—net	5,843	1,991
Inventories—net	9,062	9,316
Investment in leases and leased equipment—net	118,308	153,553
Property and equipment—net	1,817	2,057
Other assets	38,415	27,312
Goodwill	18,604	17,573
TOTAL ASSETS	$389,576	$405,631

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$7,250	$40,894
Accounts payable—trade	14,821	17,501
Accounts payable—floor plan	63,845	57,613
Salaries and commissions payable	8,065	5,763
Accrued expenses and other liabilities	49,414	42,887
Recourse notes payable	-	102
Non-recourse notes payable	29,592	53,577
Deferred tax liability	4,227	1,803
Total Liabilities	177,214	220,140

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized;none issued or outstanding	$-	$-
Common stock, $.01 par value; 25,000,000 shares authorized; 12,456,819 issued and 8,519,189 outstanding at March 31, 2011 and 11,917,129 issued and 8,123,508 outstanding at March 31, 2010	125	119
Additional paid-in capital	89,792	84,100
Treasury stock, at cost, 3,937,630 and 3,793,621 shares, respectively	(45,998)	(43,346)
Retained earnings	167,924	144,197
Accumulated other comprehensive income—foreign currency translation adjustment	519	421
Total Stockholders' Equity	212,362	185,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$389,576	$405,631

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2011	2010	2009
	(amounts in thousands, except shares and per share data)

Sales of product and services	$816,813	$625,607	$632,227
Lease revenue	35,367	38,107	45,344
Fee and other income	10,720	9,621	12,769
Patent settlement income	125	3,525	-
TOTAL REVENUES	863,025	676,860	690,340

COSTS AND EXPENSES

Cost of sales, product and services	696,370	537,128	544,721
Direct lease costs	9,212	10,676	14,220
	705,582	547,804	558,941

Professional and other fees	15,383	10,814	7,199
Salaries and benefits	84,247	74,612	76,380
General and administrative expenses	14,681	14,384	15,320
Impairment of goodwill	-	4,029	4,644
Interest and financing costs	2,564	4,135	5,808
	116,875	107,974	109,351

TOTAL COSTS AND EXPENSES (1)	822,457	655,778	668,292

EARNINGS BEFORE PROVISION FOR INCOME TAXES	40,568	21,082	22,048

PROVISION FOR INCOME TAXES	16,841	8,337	9,219

NET EARNINGS	$23,727	$12,745	$12,829

NET EARNINGS PER COMMON SHARE—BASIC	$2.89	$1.54	$1.56
NET EARNINGS PER COMMON SHARE—DILUTED	$2.82	$1.50	$1.52

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,200,557	8,267,374	8,219,318
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,423,099	8,469,226	8,453,333

(1)	Includes amounts to related parties of $482 thousand, $1,220 thousand and $1,126 thousand for the years ended March 31, 2011, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2011	2010	2009
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$23,727	$12,745	$12,829

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	9,972	11,393	15,181
Impairment of goodwill	-	4,029	4,644
Reserves for (recoveries of) credit losses, inventory obsolescence and sales returns	303	1,429	(562)
Share-based compensation expense	1,258	474	166
Excess tax benefit from exercise of stock options	(601)	(224)	(9)
Tax benefit of stock options exercised	761	447	282
Deferred taxes	2,424	(1,154)	280
Payments from lessees directly to lenders—operating leases	(5,184)	(7,045)	(16,140)
Gain on disposal of property, equipment and operating lease equipment	(1,038)	(1,580)	(1,725)
Excess increase in cash value of officers' life insurance	(69)	(44)	(38)
Changes in:
Accounts receivable—net	(11,330)	(26,823)	27,364
Notes receivable—net	(3,871)	642	(1,906)
Inventories—net	118	(55)	(321)
Investment in direct financing and sale-type leases—net	13,544	(71,860)	(8,501)
Other assets	(10,951)	(10,215)	(2,996)
Accounts payable—equipment	(33,644)	37,970	(3,467)
Accounts payable—trade	(3,490)	(1,272)	(3,216)
Salaries and commissions payable, accrued expenses and other liabilities	8,673	14,128	(651)
Net cash (used in) provided by operating activities	(9,398)	(37,015)	21,214

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	4,208	5,178	3,986
Purchases of property, equipment and operating lease equipment	(13,401)	(10,814)	(4,647)
Premiums paid on officers' life insurance	(146)	(198)	(315)
Cash used in acquisition, net of cash acquired	(1,761)	-	(364)
Net cash used in investing activities	(11,100)	(5,834)	(1,340)

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2011	2010	2009
Cash Flows From Financing Activities:	(in thousands)

Borrowings of non-recourse and recourse notes payable	9,192	16,740	47,935
Repayments of non-recourse notes payable	(5,881)	(6,262)	(5,822)
Repurchase of common stock	(2,652)	(6,117)	(4,345)
Proceeds from issuance of capital stock through option exercise	3,679	3,128	2,323
Excess tax benefit from exercise of stock options	601	224	9
Net borrowings (repayments) on floor plan facility	6,232	12,486	(10,508)
Net cash provided by financing activities	11,171	20,199	29,592

Effect of exchange rate changes on cash	6	(61)	(101)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,321)	(22,711)	49,365

Cash and Cash Equivalents, Beginning of Period	85,077	107,788	58,423

Cash and Cash Equivalents, End of Period	$75,756	$85,077	$107,788

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$27	$289	$458
Cash paid for income taxes	$15,220	$7,955	$9,547

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$49	$19	$80
Purchase of operating lease equipment included in accounts payable	$10	$15	$1
Principal payments from lessees directly to lenders	$27,397	$41,928	$50,520
Vesting of share-based compensation	$1,239	$297	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other
	Shares	Par Value	Capital	Stock	Earnings	Comprehensive	Total

Balance, April 1, 2008	8,231,741	$112	$77,287	$(32,884)	$118,623	$564	$163,702

Issuance of shares for option exercises	293,436	3	2,526	-	-	-	2,529
Tax benefit of exercised stock options	-	-	184	-	-	-	184
Effect of share-based compensation	-	-	58	-	-	-	58
Purchase of treasury stock	(436,664)	-	-	(4,345)	-	-	(4,345)
Net earnings	-	-	-	-	12,829	-	12,829
Foreign currency translation adjustment (net of tax of $23)	-	-	-	-	-	(485)	(485)
Total comprehensive income							12,344

Balance, March 31, 2009	8,088,513	$115	$80,055	$(37,229)	$131,452	$79	$174,472

Issuance of shares for option exercises and vesting of restricted shares	412,962	4	3,102	-	-	-	3,106
Tax benefit of exercised stock options	-	-	469	-	-	-	469
Effect of share-based compensation	-	-	474	-	-	-	474
Purchase of treasury stock	(377,967)	-	-	(6,117)	-	-	(6,117)
Comprehensive income, net of tax:
Net earnings	-	-	-	-	12,745	-	12,745
Foreign currency translation adjustment (net of tax of $9)	-	-	-	-	-	342	342
Total comprehensive income							13,087

Balance, March 31, 2010	8,123,508	$119	$84,100	$(43,346)	$144,197	$421	$185,491

Issuance of shares for option exercises and vesting of restricted shares	272,300	3	3,676	-	-	-	3,679
Tax benefit of exercised stock options	-	-	761	-	-	-	761
Effect of share-based compensation	267,390	3	1,255	-	-	-	1,258
Purchase of treasury stock	(144,009)	-	-	(2,652)	-	-	(2,652)
Comprehensive income, net of tax:
Net earnings	-	-	-	-	23,727		23,727
Foreign currency translation adjustment (net of tax of $2)	-	-	-	-	-	98	98
Total comprehensive income							23,825

Balance, March 31, 2011	8,519,189	$125	$89,792	$(45,998)	$167,924	$519	$212,362

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended March 31, 2011, 2010 and 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION —The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

ESTIMATES, ERROR CORRECTIONS AND RECLASSIFICATIONS — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include estimates related to revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses, and the recognition and measurement of income tax assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We determined that certain transfers of minimum lease payments and residual values that were previously presented on a gross basis, should be presented net in accordance with Codification Topic, Transfers and Servicing, and that sales of certain equipment at the end of a lease that were previously presented on a gross basis, should be presented on a net basis consistent with the guidance in Codification Topic, Property, Plant and Equipment. Accordingly, we corrected the prior period amounts to conform to this presentation. Total revenues for the years ended March 31, 2010 and 2009 decreased by $7.4 million and $7.7 million, respectively. Total cost of sales and financing services for the years ended March 31, 2010 and 2009 decreased by $7.4 million and $7.7 million, respectively.

Certain other prior period balances have been reclassified to conform to the current period presentation.

REVENUE RECOGNITION — The majority of our revenues is derived from three sources: sales of products and services, lease revenues and sales of software. Our revenue recognition policies vary based upon these revenue sources.

Sales of Products and Services

The company adheres to the guidelines and principles of Accounting Standards Codification (“Codification”) Topic Revenue Recognition.  Revenue must be realized or realizable and earned.  Therefore, revenue is generally recognized when all of the following criteria are met:

·	title and risk of loss are passed to the customers;
·	there is persuasive evidence of an arrangement for sale;
·	delivery has occurred and/or services have been rendered;
·	sales price is fixed or determinable; and
·	collectability is reasonably assured.

Using these tests, the majority of the revenue for technology product sales is recognized upon delivery to the customers.

We also sell services that are performed in conjunction with product sales, and recognize revenue for these sales in accordance with the guidance from Codification Topic Multiple Elements Arrangements.  Accordingly, we recognize sales from delivered items only when:

·	the delivered services have value to the customer on a stand alone basis;
·	there is objective and reliable evidence of the fair value of the undelivered items; and
·	delivery of the undelivered service is probable and substantially under our control.

For most of our arrangements with multiple deliverables (hardware and services bundled together), we generally cannot establish reliable evidence of the fair value of the undelivered services when the hardware is delivered. Therefore, the majority of revenue from these bundled arrangements is recognized when the services are complete and we have received an acceptance certificate from the customer. However, in some cases, we do not receive an acceptance certificate and we determine the completion date based upon our records. The majority of our bundled arrangements are less than 90 days in duration.

Sales of products and services also include sales of third party maintenance and service contracts to our customers, as well as sales of equipment at the end of a lease term. Revenues from sale of third party maintenance and service contracts are recognized at the date of sale, as the rights to the contract have been transferred to the customer and a third-party is responsible for providing the maintenance or service obligations.  Sales of equipment at the end of the lease term are recognized at the date of the sale.

Lease Revenues

Lease revenues are accounted for in accordance with the Codification Topic Leases. The accounting for lease revenue is different depending on the type of lease. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.  If a lease meets one or more of the following four criteria, the lease is classified as either a sales-type or direct financing lease; otherwise, it will be classified as an operating lease:

·	the lease transfers ownership of the property to the lessee by the end of the lease term;
·	the lease contains a bargain purchase option;
·	the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or
·	the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90 percent of the fair value of the leased property at the inception of the lease.

Revenue on direct financing and sales-type leases is deferred at the inception of the leases and is recognized over the term of the lease using the interest method. Revenue from operating leases is recognized ratably over the terms of the lease agreement.

Codification Topic Transfers and Servicing, Subtopic Sales of Financial Assets, establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of direct finance and sales-type leases we make on a non-recourse basis meet the criteria for surrender of control set forth by this subtopic and have therefore been treated as sales for financial statement purposes. We assign all rights, title, and interests in a number of our leases to third-party financial institutions without recourse. These assignments are recorded as sales because we have completed our obligations as of the assignment date, and we retain no ownership interest in the equipment under lease. We recognize a net gain on these transactions as a component of lease revenue in our consolidated statements of operations.

Revenues on the sales of equipment at the end of a lease are recognized at the date of sale.  The net gain or loss on sales of such equipment is presented within lease revenues in our consolidated statements of operations.

Sales of Software

We recognize revenue for the licensing and hosting of our software in accordance with Codification Topic Software, Subtopic Revenue Recognition.   We recognize revenue when all the following criteria exist:

·	there is persuasive evidence that an arrangement exists;
·	delivery has occurred;
·	no significant obligations by us remain related to services essential to the functionality of the software with regard to implementation;
·	the sales price is determinable; and
·	it is probable that collection will occur.

The majority of our agreements are fixed term license agreements and the revenue is recognized over the contract term.  Revenue from the sale of a perpetual license is recognized upon installation of the software. We recognize revenue from hosting our proprietary software for our customers over the contract term. Our hosting arrangements do not contain a contractual right to take possession of the software.  Revenue from sales of our software is derived by our technology sales business segment and is included in fee and other income on our consolidated statements of operations.

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

INVESTMENT IN LEASES AND LEASED EQUIPMENT — Investments in leases and leased equipment consists of investments in direct financing and sales-type leases and investments in operating leases.

At the inception of our direct financing and sales-type leases, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. For direct financing leases, the difference between the gross investment and the cost of the leased equipment is recorded as unearned income at the inception of the lease. Under sales-type leases, the difference between the fair value and cost of the leased property plus initial direct costs (net margins) is recorded as unearned revenue at the inception of the lease.

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

·
Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of sales, product and services on the consolidated statements of operations in accordance with Codification Topic Revenue Recognition, Subtopic Vendor's Accounting for Consideration Given to a Customer.

·
Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventory based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold.

·
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

RESIDUAL VALUES — Residual values, representing the estimated value of equipment at the termination of a lease, are recorded at the inception of each lease. The estimated residual values vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions, term of the lease, equipment supply and demand and by new product announcements by manufacturers.

Unguaranteed residual values for direct financing and sales-type leases are recorded at their net present value and the unearned income is amortized over the life of the lease using the interest method. The residual values for operating leases are included in the leased equipment’s net book value.

Residual values are evaluated on a quarterly basis and any impairment, other than temporary, is recorded in the period in which the impairment is determined. No upward revision of residual values is made subsequent to lease inception.

RESERVES FOR CREDIT LOSSES — Our receivables consist of accounts and notes receivable, and minimum lease payments associated with our investments in direct financing and sales-type leases. We maintain our reserves for credit losses at a level believed to be adequate to absorb potential losses inherent in the respective balances. The reserve for credit losses is increased by provisions for potential credit losses, which increases expenses, and decreased by subsequent recoveries. The reserve for credit losses is decreased by write-offs and reductions to the provision for potential credit losses. Accounts are either written off or written down when the loss is both probable and determinable.

Management’s determination of the adequacy of the reserve for credit losses for accounts and notes receivable is based on the age of the receivable balance, the customer’s credit quality rating, an evaluation of historical credit losses, current economic conditions, and other relevant factors. We assign an internal credit quality rating to all new customers and update these ratings regularly, but no less than annually. Also, management regularly reviews the notes receivable portfolio to assess whether any balances should be impaired or placed on nonaccrual status.

Investments in direct financing and sales-type leases consist of minimum lease payments, estimated unguaranteed residual values, initial direct costs and unearned lease income. Management’s determination of the adequacy of the reserve for credit losses for the minimum lease payments may be based on the following factors: an internally assigned credit quality rating, historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, the fair value of the underlying collateral, and the funding status (i.e. not funded, funded on a recourse or partial recourse basis, or funded on non-recourse basis). We assign an internal credit quality rating to each customer at the inception of the lease based on the customer’s financial status, rating agency reports and other financial information. We update the internal credit quality rating annually or when an indicator of a change in credit quality arises, such as a delinquency or bankruptcy.

RESERVES FOR SALES RETURNS — Sales are reported net of returns and allowances which is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services in accordance with Codification Topic Revenue, Subtopic Product.  Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns, current economic conditions, volume and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term U.S. treasury securities with original maturities less than or equal to 90 days. In addition, we classify certificates of deposit with maturities less than 12 months as a cash equivalent to the extent the penalty for early withdrawal does not exceed 90 days interest. Interest income on these short-term investments is recognized when earned. There are no restrictions on the withdrawal of funds from our money market accounts.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We capitalize costs for the development of internal use software under the guidelines of Codification Topic Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. Software capitalized for internal use was $254 thousand and $379 thousand during the years ended March 31, 2011 and March 31, 2010, respectively, and is included in the accompanying consolidated balance sheets as a component of property and equipment—net and other assets. We had capitalized costs, net of amortization, of approximately $0.8 million and $ 0.9 million at March 31, 2011 and March 31, 2010, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with Codification Topic Software, Subtopic Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2011 we capitalized $343 thousand; however, no such costs were capitalized for March 31, 2010.  We had $424 thousand and $243 thousand of capitalized costs, net of amortization, at March 31, 2011 and March 31, 2010, respectively.

GOODWILL AND INTANGIBLE ASSETS — Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations.  Goodwill is assigned to a reporting unit on the acquisition date.  We operate in four reporting units based on the nature of the products and services offered, which consist of our financing operating segment, and our technology, software procurement and software document management businesses, all of which are components of our technology sales operating segment.

We review our goodwill for impairment annually in the third quarter, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

To assess goodwill for impairment, we compare the fair value of our reporting units with its carrying value. We estimate the fair value of the reporting unit using various valuation methodologies, including discounted expected future cash flows. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is necessary.  If the net book value of our reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any.  To measure the amount of any impairment loss, we determine the fair value of goodwill in the same manner as if our reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

IMPAIRMENT OF LONG-LIVED ASSETS — We review long-lived assets, including property and equipment, and other long term assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment was recorded in the years ended March 31, 2011, 2010 and 2009.

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

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying consolidated balance sheets.  See Note 11, “Share Repurchase,” for additional information.

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

In addition, we account for uncertain tax positions in accordance with Codification Topic Income Taxes. Specifically, the Topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

SHARE-BASED COMPENSATION —We account for share-based compensation in accordance with Codification Topic Compensation—Stock Compensation. We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and we estimate forfeitures based on historical experience.  There are no additional conditions for vesting other than service conditions.

BUSINESS COMBINATIONS – We account for business combinations using the acquisition method in accordance with Codification Topic Business Combinations, which requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation process requires an analysis of intangible assets, such as customer relationships, trade names, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value.

Any excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill.  To the extent the purchase price is less than the fair value of assets acquired and liabilities assumed, we recognize a gain in our income statement.  The results of operations for an acquired company are included in our financial statements from the date of acquisition.

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

A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 43% and 16%, respectively, of our technology sales business segment sales of product and services for the year ended March 31, 2011, as compared to 37% and 18%, respectively, of our technology sales business segment sales of product and services for the year ended March 31, 2010 and 36% and 18%, respectively for the year ended March 31, 2009. Any changes in our vendors’ ability to provide products could also have a material adverse effect on our business, results of operations and financial condition

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In June 2009, the FASB issued an update to amend Transfers and Servicing in the Codification. This update removes the concept of a qualifying special-purpose entity and clarifies the determination of surrendering control of the transferred financial assets. Transferors must consider their continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This update was effective for us beginning April 1, 2010. The adoption of this update did not have a material impact on our consolidated results of operations and financial condition.

In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures. This update requires new disclosures of transfers in and out of Levels 1 and 2 and of activity in Level 3 fair value measurements. It also clarifies the existing disclosures for levels of disaggregation and about inputs and valuation techniques. This update was effective for us beginning April 1, 2010. The adoption of this update did not have a material impact on our consolidated results of operations and financial condition.

In July 2010, the FASB issued an update to amend Receivables in the Codification. This update requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosures that relate to information as of the end of a reporting period were effective for us beginning October 1, 2010. The disclosures that include information for activity that occurs during a reporting period were effective as of the beginning of the fourth quarter ending March 31, 2011. The adoption of this update did not have an impact on our consolidated results of operations and financial condition, and the additional disclosure requirements have been incorporated in Note 2, “Investments in Leases and Leased Equipment-Net, and Note 4, “Reserves for Credit Losses.”

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED— In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria for a multiple deliverable arrangement. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. We expect to adopt this standard on a prospective basis and that revenue from technology sales that contain both products and services will be accounted for as separate units of accounting. Accordingly, revenue for technology product sales will generally be recognized upon delivery to the customers and revenue for the services will generally be recognized when the services are complete, which normally occurs within 90 days after the equipment is delivered to the customer. At March 31, 2011, we had $30.3 million in deferred revenue and $26.6 million in deferred costs related to these types of arrangements.  Under the new codification, we expect to have less deferred revenue and deferred costs related to the hardware shipments, which will have the effect of recognizing revenues and costs of these arrangements as equipment is delivered.

Concurrently to issuing the above update, the FASB also issued another update to the Codification that excludes certain software revenue from the scope of software revenue recognition guidance. If software is contained in a tangible product and is essential to the tangible product’s functionality, the software and the tangible product can be accounted for as a multiple deliverable arrangement under Revenue Recognition. This update is effective for us beginning April 1, 2011 and can be applied prospectively or retrospectively. We do not anticipate adoption of this update to have a material impact to our consolidated results of operations or financial condition.

2.  INVESTMENTS IN LEASES AND LEASED EQUIPMENT—NET

Investments in leases and leased equipment—net consists of the following (in thousands):
	March 31,
	2011	2010
Investment in direct financing and sales-type leases—net	$96,319	$133,291
Investment in operating lease equipment—net	21,989	20,262
	$118,308	$153,553

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	March 31,
	2011	2010
Minimum lease payments	$102,449	$135,352
Estimated unguaranteed residual value (1)	7,029	11,246
Initial direct costs, net of amortization (2)	709	847
Less: Unearned lease income	(12,135)	(12,224)
Less: Reserve for credit losses (3)	(1,733)	(1,930)
Investment in direct financing and sales-type leases—net	$96,319	$133,291

(1)
Includes estimated unguaranteed residual values of $1,666 thousand and $2,457 thousand as of March 31, 2011 and 2010, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.

(2)	Initial direct costs are shown net of amortization of $552 thousand and $810 thousand as of March 31, 2011 and 2010, respectively.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

Future scheduled minimum lease rental payments as of March 31, 2011 are as follows (in thousands):

Year ending March 31, 2012	$50,211
2013	29,916
2014	15,118
2015	4,960
2016 and thereafter	2,244
Total	$102,449

Our net investment in direct financing and sales-type leases for certain lease agreements serves as collateral for non-recourse and recourse equipment notes. See Note 7, “Recourse and Non-Recourse Notes Payable.”

We enter into agreements to sell the lease payments associated with certain investments in direct financing leases, which are accounted for a sale under Codification Topic, Transfer and Servicing. We recognized a net gain for these sales of $2.2 million, $1.9 million and $3.0 million in lease revenues in the consolidated statement of operations for the years ended March 31, 2011, 2010 and 2009, respectively.  Total proceeds from the sale of lease payments were $63.6 million, $62.3 million and $58.8 million, for the years ended March 31, 2011, 2010 and 2009, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	March 31,
	2011	2010
Cost of equipment under operating leases	$44,105	$46,639
Less: Accumulated depreciation and amortization	(22,116)	(26,377)
Investment in operating lease equipment—net (1)	$21,989	$20,262

(1)	Includes estimated unguaranteed residual values of $8,346 thousand and $9,750 thousand as of March 31, 2011 and 2010, respectively, for operating leases.

Future scheduled minimum lease rental payments as of March 31, 2011 are as follows (in thousands):

Year ending March 31, 2012	$7,586
2013	5,729
2014	3,859
2015	756
2016 and thereafter	15
Total	$17,945

3. IMPAIRMENT OF GOODWILL

 The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	Financing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2010
Goodwill	$4,029	$16,484	$4,644	$1,089	$26,246
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
	-	16,484	-	1,089	17,573
Acquisition	-	1,031	-	-	1,031

Balance March 31, 2011
Goodwill	4,029	17,515	4,644	1,089	27,277
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance March 31, 2011	$-	$17,515	$-	$1,089	$18,604

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

Multiples were weighted based on the consistency and comparability of the guideline companies along with the respective reporting units, including margins, profitability and leverage. For each of the reporting units, we used the following multiples: enterprise value (“EV”) to trailing twelve months (“TTM”) revenue, EV to TTM earnings before interest and taxes (“EBIT”), and EV to forward twelve months revenue. Under the similar transactions method, we examined the recently completed transactions of sales of stock of private or public companies, which are in the same industry or similar lines of business to compute the EV to TTM revenue multiple. This multiple, adjusted for differences in size, was used to estimate the fair value.

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

During the years ended March 31, 2010, the U.S. economy and the global credit crisis weakened the demand for leasing and financing services. As a result of this reduced demand and a reduction in our overall lease portfolio from prior sales of tranches of leases in our portfolio, we projected a temporary decline in revenue for our financing reporting unit, which decreased the estimated fair value of this reporting unit below its book value. Accordingly, we recognized a goodwill impairment charge of $4.0 million.

During the year ended March 31, 2009, the weakening U.S. economy and the global crisis accelerated the reduction in demand for certain software products. As a result of this reduced demand, we projected a deadline in revenue in our software procurement reporting unit, which lowered the fair value estimates of the reporting unit below its book value. Accordingly, we recognized a goodwill impairment charge of $4.6 million.

4.  RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the years ended March 31, 2011, 2010 and 2009 were as follows (in thousands):

	Accounts & Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2010	$1,655	$1,930	$3,585
Provision for bad debts	(245)	330	85
Recoveries	12	-	12
Write-offs and other	(384)	(527)	(911)
Balance March 31, 2011	$1,038	$1,733	$2,771

	Accounts & Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2009	$1,493	$1,599	$3,092
Provision for bad debts	420	308	728
Recoveries	69	49	118
Write-offs and other	(327)	(26)	(353)
Balance March 31, 2010	$1,655	$1,930	$3,585

	Accounts & Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2008	$1,702	$1,355	$3,057
Provision for Bad Debts	(139)	503	364
Recoveries	91	-	91
Write-offs and other	(161)	(259)	(420)
Balance March 31, 2009	$1,493	$1,599	$3,092

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	March 31,
	2011	2010
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$1,733	$1,444
Ending balance: individually evaluated for impairment	-	486
Ending balance	$1,733	$1,930

Minimum lease payments:
Ending balance: collectively evaluated for impairment	$102,446	$134,048
Ending balance: individually evaluated for impairment (1)	3	1,304
Ending balance	$102,449	$135,352

The net credit exposure for the balance evaluated individually for impairment as of March 31, 2011 was $3 thousand.  The net credit exposure for the balance evaluated individually for impairment as of March 31, 2010 was $556 thousand due to unearned income of $24 thousand and non-recourse notes payable of $724 thousand, which are not included in the minimum lease payments.

As of March 31, 2011, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Notes Payable	Net Credit Exposure
March 31, 2011

High CQR	$1,495	$188	$401	$2,084	$296	$58,962	$61,342	$(5,031)	$(6,658)	$49,653
Average CQR	26	134	18	178	767	40,159	41,104	(6,292)	(9,984)	24,828
Low CQR	-	-	3	3	-	-	3		-	3
Total	$1,521	$322	$422	$2,265	$1,063	$99,121	$102,449	$(11,323)	$(16,642)	$74,484

March 31, 2010

High CQR	$1,197	$9	$617	$1,823	$468	$93,557	$95,848	$(6,598)	$(17,812)	$71,438
Average CQR	177	11	36	224	215	37,714	38,153	(4,187)	(18,566)	15,400
Low CQR	-	-	1,306	1,306	-	45	1,351	(24)	(726)	601
Total	$1,374	$20	$1,959	$3,353	$683	$131,316	$135,352	$(10,809)	$(37,104)	$87,439

We estimate losses on our net credit exposure to be between 0% - 5% for customers with high CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 50% - 100% for customers with low CQR, which includes customers in bankruptcy.

5. PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31,
	2011	2010
Furniture, fixtures and equipment	$8,818	$8,588
Vehicles	334	268
Capitalized software	6,701	6,447
Leasehold improvements	2,270	2,236
Less: Accumulated depreciation and amortization	(16,306)	(15,482)
Property and equipment - net	$1,817	$2,057

For the years ended March 31, 2011 and 2010, depreciation expense on property and equipment—net was $1,229 thousand and $1,775 thousand, respectively.

6. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2011	2010

Deferred costs related to sales of bundled hardware and services	$26,584	$19,879
Prepaid assets	4,170	3,757
Other	7,661	3,676
Other assets	$38,415	$27,312

	March 31,
	2011	2010
Deferred revenue related to sales of bundled hardware and services	$30,277	$22,289
Deferred revenue- other	6,250	3,183
Other	12,887	17,415
Accrued expenses and other liabilities	$49,414	$42,887

Deferred costs and deferred revenue are related to bundled hardware and service arrangements that were not completed by the end of the quarter. Other assets include deferred costs and certain intangible assets. Other liabilities include accrued expenses, accrued taxes and lease rental payments due to third parties.

7. RECOURSE AND NON-RECOURSE NOTES PAYABLE

Recourse and non-recourse obligations consist of the following (in thousands):

	March 31,
	2011	2010
First Bank of Highland Park recourse note payable at 5.5% expires on April 1, 2011 or when the early termination option of a lease is enacted.	$-	$102

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 3.05% to 9.50% at March 31, 2011 and March 31, 2010.	$29,592	$53,577

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 5.84% and 6.01%, as of March 31, 2011 and 2010, respectively.  Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and us. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against us.

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $63.8 million and $57.6 million as of March 31, 2011 and March 31, 2010, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2011 and March 31, 2010. As of March 31, 2011, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at prime less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2011. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

On October 26, 2009, we entered into an agreement with 1st Commonwealth Bank of Virginia to provide us with a $0.5 million credit facility, which matures on October 26, 2012. This credit facility was renewed for two years, effective October 27, 2010. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of March 31, 2011, we have no outstanding balance on this credit facility.

National City Bank (a wholly-owned subsidiary of PNC Financial Services Group, Inc.) provided a credit facility which could have been used for all ePlus inc.’s subsidiaries. This credit facility expired July 10, 2009. Borrowings under our $35 million line of credit from National City Bank were subject to certain covenants. We had no balance on this facility as of the expiration date.

Non-recourse notes payable as of March 31, 2011, mature as follows (in thousands):

Year ending March 31, 2012	$16,092
2013	8,043
2014	4,465
2015	992
2016 and thereafter	-
$29,592

8. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2011, we leased approximately 55,880 square feet for use as our principal headquarters.  Through September 21, 2010, the headquarters building was owned by Norton Building 1, LLC, a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC. We entered into amendments to the office lease agreement (“the amended lease”) on June 18, 2009 and June 22, 2010.  The term of the amended lease began on January 1, 2010, and will continue through December 31, 2014. In addition, we have the right to terminate the lease, with no penalty fee, on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice, with no penalty fee.  To the extent required by our Related Person Transactions Policy, the amendments to the lease were approved by the Nominating and Corporate Governance Committee in accordance with such Policy, and subsequently approved by our Board of Directors, with Mr. Norton abstaining.

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

The annual base rent, which includes an expenses factor, is $20.84 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter. We paid Norton Building 1, LLC a monthly payment of approximately $96 thousand, which includes operating expenses.   Due to the sale of the headquarters building on September 21, 2010, we made no payments to Norton Building 1, LLC during the six months ended March 31, 2011.   We paid rent, which includes operating expenses, to Norton Building 1, LLC, in the amount of $482 thousand, $1,220 thousand and $1,126 thousand during the years ended March 31, 2011, 2010 and 2009, respectively.

9. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Annual rent expense relating to these operating leases was $2.1 million, $2.4 million, and $2.7 million for the years ended March 31, 2011, 2010 and 2009, respectively. As of March 31, 2011, the future minimum lease payments are due as follows (in thousands):

(in thousands)
Year ended March 31, 2012	$2,286
2013	1,744
2014	1,341
2015	983
2016 and thereafter	952
$7,306

Legal Proceedings

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia (the “trial court”) against four defendants, alleging that they made, used or, sold or offered for sale products, methods, processes, and services and/or systems that infringe on certain of our patents. During July and August 2009, we entered into settlement and license agreements with three of the defendants. Pursuant to the settlement agreements, we received payments in the aggregate amount of approximately $3.65 million, and the complaint has been dismissed with prejudice with regard to those three defendants. The settlement agreements also granted each of those defendants a license to specified ePlus patents. We do not anticipate incurring any additional costs arising as a result of these settlement agreements and there are no further actions to be taken by us. We recorded the settlement income when received in patent settlement income, and the related legal fees and expenses as they occurred in professional and other fees in the accompanying consolidated statements of operations.

We obtained a jury verdict against the remaining defendant, Lawson Software, Inc. (“Lawson”) on January 27, 2011.  The jury unanimously found that Lawson infringed certain ePlus patents relating to electronic procurement systems, and additionally found that all ePlus patent claims tried in court were valid.  On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to:  immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products.  Lawson is seeking appellate court relief from the stay, which we are opposing.  Additionally, the court previously granted an evidentiary motion precluding us from seeking damages.  We may appeal that ruling.  While we believe that we have a basis for our claims, these types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claim for an injunction or damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.

Other Matters

We may become party to various legal proceedings arising in the normal course of business, including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims and claims related to alleged violations of laws and regulations. We accrue for costs associated with these contingencies when a loss is probable and the amount is reasonably estimable.

10. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net earnings available to common shareholders by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net earnings available to common shareholders by the basic weighted average number of shares of common stock outstanding plus incremental shares issuable upon the assumed exercise of “in-the-money” stock options and other common stock equivalents during each period.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our consolidated statements of operations for the year ended March 31, 2011, 2010 and 2009 (in thousands, except per share data):

	Year Ended March 31,
	2011	2010	2009
Net earnings available to common shareholders—basic and diluted	$23,727	$12,745	$12,829

Weighted average shares outstanding — basic	8,201	8,267	8,219
Effect of dilutive shares	222	202	234
Weighted average shares outstanding — diluted	$8,423	$8,469	$8,453

Earnings per common share:
Basic	$2.89	$1.54	$1.56
Diluted	$2.82	$1.50	$1.52

All unexercised stock options were included in the computations of diluted EPS for the year ended March 31, 2011. Unexercised employee stock options to purchase 151,000 and 282,500 shares of our common stock were not included in the computations of diluted EPS for the year ended March 31, 2010 and March 31, 2009, respectively.   These options were excluded because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods making them anti-dilutive.

11. SHARE REPURCHASE

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

During the year ended March 31, 2011, we repurchased 134,888 shares of our outstanding common stock at an average cost of $17.97 per share for a total purchase price of $2.4 million. Since the inception of our initial repurchase program on September 20, 2001 we have repurchased 3.9 million shares of our outstanding common stock at an average cost of $11.64 per share for a total purchase price of $45.8 million.

12. SHARE-BASED COMPENSATION

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

1998 Long-Term Incentive Plan

The 1998 LTIP was adopted by the Board on July 28, 1998, which is its effective date, and approved by the shareholders on September 16, 1998. The allowable number of shares under the 1998 LTIP was 20% of the outstanding shares, less shares previously granted and shares purchased through our then-existing employee stock purchase program. It specified that options shall be priced at not less than fair market value. The 1998 LTIP consolidated our pre-existing stock incentive plans and made the Compensation Committee of the Board of Directors (“Compensation Committee”) responsible for its administration. The 1998 LTIP required that grants be evidenced in writing, but the writing was not a condition precedent to the grant of the award.

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

2008 Employee Long-Term Incentive Plan

Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purpose of the 2008 Employee LTIP are to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2008 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2008 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2008 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. Under the 2008 Employee LTIP, the Compensation Committee will determine the time and method of exercise of the awards.

Stock Option Activity

During the year ended March 31, 2011, there were no stock options granted to employees.

A summary of stock option activity during the years ended March 31, 2011, 2010 and 2009 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2010	507,700	$6.86 - $17.38	$12.09
Options exercised (1)	(272,300)	$6.86 - $17.38	$13.51
Options expired	(6,500)	$17.38-$17.38	$17.38
Outstanding, March 31, 2011	228,900	$6.86 - $15.25	$10.26	2.3	$3,743,171

Vested at March 31, 2011	228,900		$10.26	2.3	$3,743,171
Exercisable at March 31, 2011	228,900		$10.26	2.3	$3,743,171

(1)	The total intrinsic value of stock options exercised during the year ended March 31, 2011 was $1.9 million.

Additional information regarding options outstanding as of March 31, 2011 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining

$6.86 - $9.00	108,900	$7.34	1.0
$9.01 - $13.50	80,000	$11.74	4.0
$13.51 - $15.25	40,000	$15.23	2.5

$6.86 - $15.25	228,900	$10.26	2.3

We issue shares from our authorized but unissued common stock to satisfy stock option exercises. At March 31, 2011, all of our options were vested.

Restricted Stock Activity

 We estimate the forfeiture rate of the restricted stock to be zero. As of March 31, 2011, we have granted 72,641 shares under the 2008 Director LTIP, and 219,500 restricted shares under the 2008 Employer LTIP.

A summary of the nonvested restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2010	125,155	$14.98
Granted	147,714	$18.34
Vested	(53,701)	$14.24
Forefeited	(5,479)	$12.77
Nonvested March 31, 2011	213,689	$17.54

Upon each vesting period of the restricted stock awards, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP and 2008 Employee LTIP allows the Company, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2011, the Company had withheld 9,121 shares of common stock at a value of $227 thousand, which was included in treasury stock.

Compensation Expense

During the years ended March 31, 2011, 2010 and 2009 we recognized $1.3 million, $474 thousand and $58 thousand, respectively, of total share-based compensation expense. At March 31, 2011, there was no unrecognized compensation expense related to nonvested options. Unrecognized compensation expense related to nonvested restricted stock was $2.9 million, which will be fully recognized over the next 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the years ended March 31, 2011, 2010 and 2009, our expenses for the plan were approximately $443 thousand, $377 thousand and $369 thousand, respectively.

13. INCOME TAXES

We account for our tax positions in accordance with Codification Topic Income Taxes. Under the guidance, we evaluate uncertain tax positions based on the two-step approach. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. For tax positions that are not likely of being sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

As of March 31, 2010, we had $461 thousand of total gross unrecognized tax benefits recorded for uncertain income tax position in accordance with Income Taxes in the Codification.  During the year ended March 31, 2011 we increased this liability from $461 thousand to $719 thousand.  This increase is related to the limited deductibility of certain reimbursed expenses on our consolidated tax return.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Beginning balance	$461	$525	$712
Additions for tax positions of prior years	403	-	-
Reductions for tax positions of prior years	(145)	(64)	(187)
Ending balance	$719	$461	$525

At March 31, 2011, if the unrecognized tax benefits of $719 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $813 thousand.  At March 31, 2010, if the unrecognized tax benefits of $461 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $583 thousand.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2011 and 2010, we recognized $71 thousand and $35 thousand, respectively, of interest related to uncertain tax positions, and did not recognize any additional penalties.  We had $144 thousand and $128 thousand accrued for the payment of interest and penalties at March 31, 2011 and 2010, respectively.  The change is due to the increase of the reserve balance for uncertain tax positions.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2007, 2008 and 2009 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2011	2010	2009
Statutory federal income tax rate	35%	35%	35%
Income tax expense computed at the U.S. statutory federal rate	$14,199	$7,379	$7,717
State income tax expense—net of federal benefit	1,861	865	1,170
Non-deductible executive compensation	81	264	-
Other	700	(171)	332
Provision for income taxes	$16,841	$8,337	$9,219
Effective income tax rate	41.5%	39.6%	41.8%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Current:
Federal	$10,604	$7,760	$6,975
State	3,774	1,698	1,681
Foreign	39	33	283
Total current expense	14,417	9,491	8,939

Deferred:
Federal	2,846	(865)	118
State	(422)	(289)	162
Total deferred expense (benefit)	2,424	(1,154)	280

Provision for income taxes	$16,841	$8,337	$9,219

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	As of March 31,
	2011	2010	2009
Deferred Tax Assets:
Accrued vacation	$1,174	$1,037	$940
Provision for bad debts	1,024	1,325	1,203
State net operating loss carryforward	1,296	1,210	748
Basis difference in fixed assets	147	539	851
Book compensation on discounted stock options	611	793	1,253
Deferred compensation	716	637	567
Deferred revenue	203	247	255
Foreign tax credit	72	40	194
Other accruals and reserves	1,206	768	959
Gross deferred tax assets	6,449	6,596	6,970
Less: valuation allowance	(1,296)	(1,250)	(941)
Net deferred tax assets	5,153	5,346	6,029

Deferred Tax Liabilities:
Basis difference in operating lease items	(8,645)	(6,820)	(7,658)
Basis difference in tax deductible goodwill	(735)	(329)	(1,328)

Total deferred tax liabilities	(9,380)	(7,149)	(8,986)

Net deferred tax liabilities	$(4,227)	$(1,803)	$(2,957)

The effective income tax rate for the year ended March 31, 2011 was 41.5%, increased from 39.6% of the previous fiscal year.  The change in the effective income tax rate is due to changes in state apportionment factors and an increase of the reserve for uncertain tax positions.

We have state net operating losses of approximately $27.0 million, which will begin to expire in the year 2022.  We also have foreign tax credit carryforwards of approximately $72 thousand. Credits will begin to expire at March 31, 2015.

The valuation allowance of $1.3 million resulted from management's determination, based on available evidence, that it was more likely than not that the state net operating loss deferred tax asset balance of $1.3 million may not be realized.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. Accordingly, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. The fair value of our non-recourse notes payable is calculated using the discounted cash flow approach based on the contractual terms of the notes payable discounted at current market rates.

The following table summarizes the fair value hierarchy of our financial instruments (in thousands):

	Fair Value Measurement Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Goodwill	$18,604	-	-	$18,604	-

Liabilities:
Non-recourse notes payable	$29,592	-	$29,592	-	-

	Fair Value Measurement Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Goodwill	$17,573			$17,573	$(4,029)

Liabilities:
Non-recourse notes payable	$53,577		$53,333		$244
Recourse notes payable	$102		$102

15. SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our technology sales business segment and our financing business segment. The technology sales business segment sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The financing business segment offers lease-financing solutions to corporations and governmental entities nationwide. We evaluate segment performance on the basis of total revenue and segment earnings.

Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the technology sales business segment. Our reportable segment information was as follows (in thousands):

	Year Ended March 31,
	2011			2010			2009
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$816,813	$-	$816,813	$625,607	$-	$625,607	$632,227	$-	$632,227
Lease revenues	-	35,367	35,367	-	38,107	38,107	-	45,344	45,344
Fee and other income	8,260	2,460	10,720	9,011	610	9,621	11,356	1,413	12,769
Patent settlement income	125	-	125	3,525	-	3,525	-	-	-
Total revenues	$825,198	$37,827	$863,025	$638,143	$38,717	$676,860	$643,583	$46,757	$690,340

Cost of sales	696,370	-	696,370	537,128	-	537,128	544,721	-	544,721
Direct lease costs	-	9,212	9,212	-	10,676	10,676	-	14,220	14,220
Professional and other fees	14,014	1,369	15,383	8,269	2,545	10,814	3,672	3,527	7,199
Salaries and Benefits	74,706	9,541	84,247	65,224	9,388	74,612	66,117	10,263	76,380
General and administrative expenses	13,220	1,461	14,681	12,916	1,468	14,384	13,669	1,651	15,320
Impairment of goodwill	-	-	-	-	4,029	4,029	4,644	-	4,644
Segment earnings	26,888	16,244	43,132	14,606	10,611	25,217	10,760	17,096	27,856
Interest and financing costs	84	2,480	2,564	77	4,058	4,135	120	5,688	5,808
Earnings before provision for income taxes	$26,804	$13,764	$40,568	$14,529	$6,553	$21,082	$10,640	$11,408	$22,048
Assets	$206,963	$179,613	$386,576	$193,194	$212,437	$405,631	$182,774	$181,098	$363,872

Included in the technology sales business segment above are inter-segment accounts payable of $38.8 million and $37.8 million for the years ended March 31, 2011 and 2010, respectively. Included in the financing business segment above are inter-segment accounts receivable of $38.8 million and $37.8 million for the years ended March 31, 2011 and 2010, respectively.

Our technology sales business segment sells products to our financing business segment.  For the year ended March 31, 2011, we eliminated revenue of $3.1 million, in our technology sales business segment as a result of these intersegment transactions.  For the year ended March 31, 2010, we eliminated revenue of $2.1 million, in our technology sales business segment as a result of these intersegment transactions.

The geographic information for the years ended March 31, 2011, 2010 and 2009 was as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009

Revenue
U.S	$862,610	$676,463	$689,519
Non U.S	415	397	821
Total	$863,025	$676,860	$690,340

Assets
U.S	$387,663	$403,672	$361,051
Non U.S	1,913	1,959	2,821
Total	$389,576	$405,631	$363,872

16. QUARTERLY DATA —UNAUDITED

Certain prior period amounts have been corrected to conform to the current presentation. We determined that certain transfers of minimum lease payments and residual values that were previously presented on a gross basis, should be presented net in accordance with Codification Topic, Transfers and Servicing, and that sales of certain equipment at the end of a lease that were previously presented on a gross basis, should be presented on a net basis consistent with the guidance in Codification Topic, Property, Plant and Equipment. These corrections did not impact any prior amounts of reported total assets or total liabilities, stockholders’ equity, results of operations or cash flows. See Note 1, “Organization and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report.

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts):

	Year Ended March 31, 2011
	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	Previously Reported	Adjustments	Adjusted Amount	Previously Reported	Adjustment s	Adjusted Amount	Previously Reported	Adjustments	Adjusted Amount	Previously Reported	Adjustments	Adjusted Amount	Annual Amount

Total revenues	$189,005	$12	$189,017	$234,477	$(1,460)	$233,017	$230,473	$(494)	$229,979	$211,012	$-	$211,012	$863,025
Total costs and expenses	181,169	12	181,181	221,390	(1,460)	219,930	217,169	(494)	216,675	204,671	-	204,671	822,457
Earnings before provision for income taxes	7,836	-	7,836	13,087	-	13,087	13,304	-	13,304	6,341	-	6,341	40,568
Provision for income taxes	3,123	-	3,123	5,178	-	5,178	5,755	-	5,755	2,785	-	2,785	16,841
Net earnings	$4,713	$-	$4,713	$7,909	$-	$7,909	$7,549	$-	$7,549	$3,556	$-	$3,556	$23,727

Net earnings per common share—Basic	$0.58	$-	$0.58	$0.97	$-	$0.97	$0.91	$-	$0.91	$0.43	$-	$0.43	$2.89
Net earnings per common share—Diluted	$0.57	$-	$0.57	$0.94	$-	$0.94	$0.89	$-	$0.89	$0.42	$-	$0.42	$2.82

	Year Ended March 31, 2010
	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	Previously Reported	Adjustments	Adjusted Amount	Previously Reported	Adjustments	Adjusted Amount	Previously Reported	Adjustments	Adjusted Amount	Previously Reported	Adjustments	Adjusted Amount	Annual Amount

Total revenues	$152,420	$(1,918)	$150,502	$172,715	$(1,129)	$171,586	$178,711	$(364)	$178,347	$180,405	$(3,980)	$176,425	$676,860
Total costs and expenses	149,082	(1,918)	147,164	163,916	(1,129)	162,787	174,687	(364)	174,323	175,484	(3,980)	171,504	655,778
Earnings before provision for income taxes	3,338	-	3,338	8,799	-	8,799	4,024	-	4,024	4,921	-	4,921	21,082
Provision for income taxes	1,437	-	1,437	3,801	-	3,801	1,708	-	1,708	1,391	-	1,391	8,337
Net earnings	$1,901	$-	$1,901	$4,998	$-	$4,998	$2,316	$-	$2,316	$3,530	$-	$3,530	$12,745

Net earnings per common share—Basic	$0.23	$-	$0.23	$0.61	$-	$0.61	$0.27	$-	$0.27	$0.43	$-	$0.43	$1.54
Net earnings per common share—Diluted	$0.23	$-	$0.23	$0.58	$-	$0.58	$0.27	$-	$0.27	$0.42	$-	$0.42	$1.50

17. SUBSEQUENT EVENT

On June 4, 2011, our Technology Sales Segment acquired the business operations of NCC Networks, Inc. (NCC), a security-focused solutions provider that operates a security operations center located in metropolitan Chicago.  With the acquisition, we expand our information security capabilities, providing a wider variety of security risk assessments including vulnerability, web application, wireless, and cloud-based security assessments. In addition, with a new branch location in metro Chicago and NCC’s customer base, we have a new sales location from which to provide its wide spectrum of advanced technology solutions.