Form 10-Q
period 2011-06-30
EPLUS INC
filed 2011-08-08
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock outstanding as of July 29, 2011 was 8,522,262.

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

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
•	our ability to hire and retain sufficient qualified personnel;
•	a decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry;
•	our ability to raise capital, maintain or increase as needed our line of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors;
•	significant changes in accounting guidance related to the financial reporting of leases, which could impact the demand for our leasing services; and
•	disruption in the economy as a result of the U.S. government's debt ceiling deal.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2011	March 31, 2011
ASSETS	(in thousands)

Cash and cash equivalents	$61,555	$75,756
Accounts receivable—net	120,080	121,771
Notes receivable—net	16,582	5,843
Inventories—net	16,592	9,062
Investment in leases and leased equipment—net	121,651	118,308
Property and equipment—net	1,826	1,817
Other assets	34,225	38,415
Goodwill	22,283	18,604
TOTAL ASSETS	$394,794	$389,576

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$11,771	$7,250
Accounts payable—trade	18,936	14,821
Accounts payable—floor plan	64,320	63,845
Salaries and commissions payable	7,272	8,065
Accrued expenses and other liabilities	48,333	49,414
Non-recourse notes payable	25,014	29,592
Deferred tax liability	4,227	4,227
Total Liabilities	179,873	177,214

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock, $.01 par value; 25,000,000 shares authorized; 12,602,019 issued and 8,595,563 outstanding at June 30, 2011 and 12,456,819 issued and 8,519,189 outstanding at March 31, 2011	126	125
Additional paid-in capital	90,318	89,792
Treasury stock, at cost, 4,006,456 and 3,937,630 shares, respectively	(47,684)	(45,998)
Retained earnings	171,627	167,924
Accumulated other comprehensive income—foreign currency translation adjustment	534	519
Total Stockholders' Equity	214,921	212,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$394,794	$389,576

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2011	2010
	(amounts in thousands, except shares and per share data)

Sales of product and services	$201,966	$175,610
Lease revenue	7,434	10,429
Fee and other income	2,144	2,978
TOTAL REVENUES	211,544	189,017

COSTS AND EXPENSES

Cost of sales, product and services	173,319	150,839
Direct lease costs	2,096	2,834
	175,415	153,673

Professional and other fees	2,425	3,527
Salaries and benefits	23,006	20,050
General and administrative expenses	4,033	3,145
Interest and financing costs	382	786
	29,846	27,508

TOTAL COSTS AND EXPENSES (1)	205,261	181,181

EARNINGS BEFORE PROVISION FOR INCOME TAXES	6,283	7,836

PROVISION FOR INCOME TAXES	2,580	3,123

NET EARNINGS	$3,703	$4,713

NET EARNINGS PER COMMON SHARE—BASIC	$0.45	$0.58
NET EARNINGS PER COMMON SHARE—DILUTED	$0.44	$0.57

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,307,389	8,123,326
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,489,703	8,306,604

(1) Includes amounts to related parties of $294 thousand for the three months ended June 30, 2010.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2011	2010
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$3,703	$4,713

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,302	2,488
Reserves for credit losses and sales returns	167	99
Provision for inventory allowances and inventory returns	(153)	180
Share-based compensation expense	431	170
Excess tax benefit from exercise of stock options	(52)	(3)
Tax benefit of stock options exercised	-	18
Payments from lessees directly to lenders—operating leases	(1,054)	(1,541)
(Gain)/loss on disposal of property, equipment and operating lease equipment	270	(157)
Excess increase in cash value of life insurance	(2)	-
Changes in:
Accounts receivable—net	1,989	2,806
Notes receivable	(22)	(3,546)
Inventories—net	(7,786)	(4,312)
Investment in direct financing and sale-type leases—net	(8,434)	15,694
Other assets	5,712	(1,736)
Accounts payable—equipment	4,502	(28,283)
Accounts payable—trade	4,016	849
Salaries and commissions payable, accrued expenses and other liabilities	(3,530)	5,924
Net cash provided by (used in) operating activities	2,059	(6,637)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	270	588
Purchases of property, equipment and operating lease equipment	(1,099)	(2,870)
Issuance of notes receivable	(14,051)	-
Repayments of notes receivable	2,854	-
Proceeds from transfer of notes receivable	453	-
Premiums paid on life insurance	(35)	(47)
Cash used in acquisition, net of cash acquired	(3,514)	-
Net cash used in investing activities	(15,122)	(2,329)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Three months ended June 30,
	2011	2010
Cash Flows From Financing Activities:	(in thousands)

Borrowings of non-recourse and recourse notes payable	-	2,995
Repayments of non-recourse notes payable	(26)	(1,716)
Repurchase of common stock	(1,686)	(407)
Proceeds from issuance of capital stock through option exercise	44	517
Excess tax benefit from exercise of stock options	52	3
Net borrowings on floor plan facility	475	1,843
Net cash (used in) provided by financing activities	(1,141)	3,235

Effect of exchange rate changes on cash	3	(12)

Net (Decrease) Increase in Cash and Cash Equivalents	(14,201)	(5,743)

Cash and Cash Equivalents, Beginning of Period	75,756	85,077

Cash and Cash Equivalents, End of Period	$61,555	$79,334

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1	$727
Cash paid for income taxes	$1,918	$2,150

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$148	$30
Purchase of operating lease equipment included in accounts payable	$27	$2,072
Principal payments from lessees directly to lenders	$4,552	$7,989
Vesting of share-based compensation	$199	$20
Contingent consideration	$1,500	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2011	8,519,189	$125	$89,792	$(45,998)	$167,924	$519	$212,362

Issuance of shares for option exercises	6,300	-	44	-	-	-	44
Excess tax benefit of exercised stock options	-	-	52	-	-	-	52
Effect of share-based compensation	138,900	1	430	-	-	-	431
Purchase of treasury stock	(68,826)	-	-	(1,686)	-	-	(1,686)
Comprehensive income, net of tax:
Net earnings	-	-	-	-	3,703		3,703
Foreign currency translation adjustment (net of tax of $2)	-	-	-	-	-	15	15
Total comprehensive income							3,718

Balance, June 30, 2011	8,595,563	$126	$90,318	$(47,684)	$171,627	$534	$214,921

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION —The unaudited condensed consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three months ended June 30, 2011 and 2010 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three months ended June 30, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2012 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2011, which should be read in conjunction with these interim financial statements.

SUBSEQUENT EVENTS — Management has evaluated subsequent events after the balance sheet date through the date our financial statements are issued.

ESTIMATES, ERROR CORRECTIONS AND RECLASSIFICATIONS — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include estimates related to revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses, and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We determined that certain transfers of minimum lease payments and residual values that were previously presented on a gross basis, should be presented net in accordance with Accounting Standards Codification ("Codification") Topic, Transfers and Servicing, and that sales of certain equipment at the end of a lease that were previously presented on a gross basis, should be presented on a net basis consistent with the guidance in Codification Topic, Property, Plant and Equipment. Accordingly, we corrected the prior period amounts to conform to this presentation. Total revenues and total costs and expenses for the three months ended June 30, 2010 increased by $12 thousand.

Certain other prior period balances have been reclassified to conform to the current period presentation.

CONCENTRATIONS OF RISK—Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, accounts receivable, notes receivable and investments in direct financing and sales-type leases. Cash and cash equivalents are maintained principally with financial institutions in the United States, which have high credit ratings. Risk on accounts receivable, notes receivable and investments in direct financing and sales-type leases is reduced by the large number of entities comprising our customer base and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated through the underlying collateral and whether the lease is funded with non-recourse notes payable.

A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 40% and 14%, respectively, of sales of product and services for the three months ended June 30, 2011, as compared to 41% and 16%, respectively, of sales of product and services for the three months ended June 30, 2010.

REVENUE RECOGNITION —On April 1, 2011, we adopted the updates to Revenue Recognition in the Codification issued by the Financial Accounting Standards Board ("FASB") and changed our revenue recognition policies related to bundled hardware and services arrangement. For addition information, refer to Note 6, “Revenue Arrangements with Multiple Deliverables.”

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria for multiple deliverables arrangements. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. We adopted this update on April 1, 2011. Refer to Note 6, “Revenue Arrangements with Multiple Deliverables,” for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED— In June 2011, the FASB issued an update to amend Comprehensive Income in the Codification. This update eliminates the option to present the components of other comprehensive income within the statement of changes in stockholders’ equity. Companies are required to present components of net income, total net income, components of other comprehensive income, total other comprehensive income, and a total amount for comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for us beginning on April 1, 2012.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	June 30,	March 31,
	2011
Investment in direct financing and sales-type leases—net	$101,060	$ 96,319
Investment in operating lease equipment—net	20,591	21,989
	$121,651	$ 118,308

 INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	June 30,	March 31,
	2011
Minimum lease payments	$106,455	$ 102,449
Estimated unguaranteed residual value (1)	7,062	7,029
Initial direct costs, net of amortization (2)	873	709
Less: Unearned lease income	(11,535)	(12,135)
Less: Reserve for credit losses (3)	(1,795)	(1,733)
Investment in direct financing and sales-type leases—net	$101,060	$ 96,319

(1)
Includes estimated unguaranteed residual values of $1,488 thousand and $1,666 thousand as of June 30, 2011 and March 31, 2011, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.

(2)	Initial direct costs are shown net of amortization of $576 thousand and $552 thousand as of June 30, 2011 and March 31, 2011, respectively.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

Our net investment in direct financing and sales-type leases for certain lease agreements serves as collateral for non-recourse equipment notes. See Note 7, “Non-Recourse Notes Payable and Other Financing Arrangements.”

We enter into agreements to sell the lease payments associated with certain investments in direct financing leases, which are accounted for as a sale under Codification Topic, Transfer and Servicing. We recognized a net gain for these sales of $0.1 million and $1.2 million in lease revenues in the unaudited condensed consolidated statement of operations for the quarters ended June 30, 2011 and 2010, respectively. Total proceeds from the sale of lease payments were $1.2 million and $36.7 million for the quarters ended June 30, 2011 and 2010, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	June 30,	March 31,
	2011
Cost of equipment under operating leases	$42,400	$ 44,105
Less: Accumulated depreciation and amortization	(21,809)	(22,116)
Investment in operating lease equipment—net (1)	$20,591	$ 21,989

(1)	Includes estimated unguaranteed residual values of $7,656 thousand and $8,346 thousand as of June 30, 2011 and March 31, 2011, respectively, for operating leases.

3. GOODWILL

Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. For additional information related to the acquisition of NCC Networks, Inc. (“NCC”) during the three months ended June 30, 2011, please refer to Note 16, “Business Combination.” The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	Financing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2011
Goodwill	$4,029	$17,515	$4,644	$1,089	$27,277
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
		17,515		1,089	18,604

Acquisition	-	3,679	-	-	3,679

Balance June 30, 2011
Goodwill	4,029	21,194	4,644	1,089	30,956
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance June 30, 2011	$-	$21,194	$-	$1,089	$22,283

4. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Accounts & Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2011	$1,038	$1,733	$2,771
Provision for bad debts	103	64	167
Write-offs and other	(222)	(2)	(224)
Balance June 30, 2011	$919	$1,795	$2,714

	Accounts & Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2010	$1,655	$1,930	$3,585
Provision for bad debts	(149)	207	58
Recoveries	5	-	5
Write-offs and other	(85)	-	(85)
Balance June 30, 2010	$1,426	$2,137	$3,563

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	June 30,	March 31,
	2011
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$1,795	$1,733
Ending balance: individually evaluated for impairment (1)	-	-
Ending balance	$1,795	$1,733

Minimum lease payments:
Ending balance: collectively evaluated for impairment	$106,455	$102,446
Ending balance: individually evaluated for impairment (1)	-	3
Ending balance	$106,455	$102,449

(1)	The net credit exposure for the balance evaluated individually for impairment as of March 31, 2011 was $3 thousand.

As of June 30, 2011, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Notes Payable	Net Credit Exposure
June 30, 2011

High CQR	$5	$-	$25	$30	$196	$65,229	$65,455	$(4,963)	$(6,950)	$53,542
Average CQR	7	12	47	66	57	40,877	41,000	(5,764)	(8,523)	26,713
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$12	$12	$72	$96	$253	$106,106	$106,455	$(10,727)	$(15,473)	$80,255

March 31, 2011

High CQR	$1,495	$188	$401	$2,084	$296	$58,962	$61,342	$(5,031)	$(6,658)	$49,653
Average CQR	26	134	18	178	767	40,159	41,104	(6,293)	(9,984)	24,828
Low CQR	-	-	3	3	-	-	3	-	-	3
Total	$1,521	$322	$422	$2,265	$1,063	$99,121	$102,449	$(11,323)	$(16,642)	$74,484

We estimate losses on our net credit exposure to be between 0%-5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2%-25% for customers with average CQR, and between 50%-100% for customers with low CQR, which includes customers in bankruptcy.

5. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	June 30,	March 31,
	2011

Deferred costs related to sales of bundled hardware and services	$20,843	$26,584
Prepaid assets	3,545	4,170
Other	9,837	7,661
Other assets	$34,225	$38,415

	June 30,	March 31,
	2011

Deferred revenue related to sales of bundled hardware and services	$25,679	$30,277
Deferred revenue- other	7,034	6,250
Other	15,620	12,887
Accrued expenses and other liabilities	$48,333	$49,414

Deferred costs and deferred revenue are related to bundled hardware and service arrangements that were entered into prior to the adoption of the update to Revenue Recognition on April 1, 2011, and not completed as of June 30, 2011. Other assets include deferred costs and certain intangible assets. Other liabilities include accrued expenses, accrued taxes, lease rental payments due to third parties, and contingent consideration related to the NCC acquisition.

6. REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removed the fair value criterion from the separation criteria for multiple deliverables arrangements. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update was effective for us beginning April 1, 2011 and we adopted it on a prospective basis.

Prior to adopting this update, we generally accounted for arrangements with multiple deliverables (products and services bundled together) as one unit of accounting, as we could not establish reliable evidence of the fair value of the undelivered services when the products were delivered. Revenue from these bundled arrangements was recognized when the services were complete and we received an acceptance certificate from the customer. The update to Revenue Recognition in the Codification removed the requirement to establish reliable evidence of fair value of undelivered items for these arrangements. Therefore, multiple deliverables arrangements whereby we delivered the product to our customers and subsequently provide services meet the criteria to be accounted for as separate units of accounting, as delivered item(s), or product(s), have value to the customer on a stand-alone basis, and delivery of the services is probable and substantially under our control.

For bundled arrangements entered into after March 31, 2011, we allocated the total arrangement consideration to the deliverables based on an estimated selling price of our products and services. We determined the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies for providing customers with quotes, as well as historical gross margins for our products and services. Revenue for the sales of products is generally recognized upon delivery to the customers and revenue for the services is generally recognized when the services are complete, which normally occurs within 90 days after the products are delivered to the customer.

Summarized below is what our reported revenues and earnings before tax for the quarter ended June 30, 2011 would have been had we continued to account for these multiple deliverables arrangements as a single unit of accounting and deferred the revenue until the services were complete (in thousands):

	Total revenues	Total costs and expenses	Earnings before provision for tax
As reported	$211,544	$205,261	$6,283
Pro forma	$206,645	$201,163	$5,482

7. NON-RECOURSE NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

Non-recourse obligations consist of the following (in thousands):

	June 30,	March 31,
	2011
Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 3.05% to 9.50% at June 30, 2011 and March 31, 2011.	$25,014	$29,592

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 5.83% and 5.84%, as of June 30, 2011 and March 31, 2011, respectively. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against us.

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology sales business segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $64.3 million and $63.8 million as of June 30, 2011 and March 31, 2011, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2011 and March 31, 2011. As of June 30, 2011, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at the Wall Street Journal U.S. Prime rate less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. Management believes we were in compliance with these covenants as of June 30, 2011. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2011, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

On October 26, 2009, we entered into an agreement with 1st Commonwealth Bank of Virginia to provide us with a $0.5 million credit facility, which matures on October 26, 2012. This credit facility was renewed for two years, effective October 27, 2010. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of June 30, 2011, we have no outstanding balance on this credit facility.

8. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2011, we leased approximately 55,880 square feet for use as our principal headquarters.  Through September 21, 2010, the headquarters building was owned by Norton Building 1, LLC, a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. Mr. Norton, our President and Chief Executive Officer, had no managerial or executive role in Norton Building 1, LLC. We entered into amendments to the office lease agreement (“the amended lease”) on June 18, 2009, and June 22, 2010.  The term of the amended lease began on January 1, 2010, and will continue through December 31, 2014. In addition, we have the right to terminate the lease, with no penalty fee, on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice.  To the extent required by our Related Person Transactions Policy, the amendments to the lease were approved by the Nominating and Corporate Governance Committee in accordance with such Policy, and subsequently approved by our Board of Directors, with Mr. Norton abstaining.

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

The annual base rent, which includes an expenses factor, is $20.84 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter. We paid Norton Building 1, LLC a monthly payment of approximately $96 thousand, which includes operating expenses.   Due to the sale of the headquarters building on September 21, 2010, we made no payments to Norton Building 1, LLC during the three months ended June 30, 2011. We paid rent, which includes operating expenses, to Norton Building 1, LLC, in the amount of $294 thousand during the three months ended June 30, 2010.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia (the “trial court”) against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. During July and August 2009, we entered into settlement and license agreements with three of the defendants. We obtained a jury verdict against the remaining defendant, Lawson Software, Inc. (“Lawson”) on January 27, 2011. The jury unanimously found that Lawson infringed certain ePlus patents relating to electronic procurement systems, and additionally found that all ePlus patent claims tried in court were valid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to:  immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson requested that the appellate court stay the injunction, and the request was denied. Lawson has filed an appeal of the trial court’s ruling. Additionally, we intend to appeal the trial court’s evidentiary ruling which precluded us from seeking monetary damages.  While we believe that we have a basis for our claims, these types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claim for an injunction or damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed on our unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 and June 30, 2010 (in thousands, except per share data).

	Three months ended June 30,
	2011	2010
Net earnings available to common shareholders—basic and diluted	$3,703	$4,713

Weighted average shares outstanding — basic	8,307	8,123
Effect of dilutive shares	182	183
Weighted average shares outstanding — diluted	$8,489	$8,306

Earnings per common share:
Basic	$0.45	$0.58
Diluted	$0.44	$0.57

All unexercised stock options were included in the computations of diluted earnings per share for the three months ended June 30, 2011 and 2010.

11. SHARE REPURCHASE

On August 11, 2009, our Board authorized a share repurchase plan, which has been amended over time. The most recent amendment was on August 12, 2010 whereby our Board authorized share repurchases of up to 500,000 commencing on September 16, 2010. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30, 2011, we repurchased 66,680 shares of our outstanding common stock at an average cost of $24.51 per share for a total purchase price of $1.6 million. Since the inception of our initial repurchase program on September 20, 2001 to June 30, 2011, we have repurchased 4.0 million shares of our outstanding common stock at an average cost of $11.87 per share for a total purchase price of $47.4 million.

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

For a summary of descriptions and vesting periods of the 1998 LTIP, the Amended LTIP (2001), the Amended LTIP (2003), the 2008 Director LTIP and the 2008 Employee LTIP discussed below, please refer to our Annual Report on Form 10-K for the year ended March 31, 2011.

Stock Option Activity

During the three months ended June 30, 2011 and 2010, there were no stock options granted to employees.

A summary of stock option activity during the three months ended June 30, 2011 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2011	228,900	$6.86 - $15.25	$10.26
Options exercised (1)	(6,300)	$6.86 - $7.30	$7.06
Outstanding, June 30, 2011	222,600	$6.86 - $15.25	$10.35	2.1	$3,582,144

Vested at June 30, 2011	222,600		$10.35	2.1	$3,582,144
Exercisable at June 30, 2011	222,600		$10.35	2.1	$3,582,144

(1)	The total intrinsic value of stock options exercised during the three months ended June 30, 2011 was $106 thousand.

Additional information regarding stock options outstanding as of June 30, 2011 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining (in years)

$6.86 - $9.00	102,600	$7.36	0.7
$9.01 - $13.50	80,000	$11.74	3.7
$13.51 - $15.25	40,000	$15.23	2.3

$6.86 - $15.25	222,600	$10.35	2.1

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At June 30, 2011, all of our options are vested.

Restricted Stock Activity

As of June 30, 2011, we have granted 73,471 restricted shares under the 2008 Director LTIP, and 357,570 restricted shares under the 2008 Employee LTIP. A summary of the nonvested restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2011	213,689	$17.54
Granted	138,900	$23.08
Vested	(8,105)	$17.49
Nonvested June 30, 2011	344,484	$19.77

Upon each vesting period of the restricted stock awards, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP and 2008 Employee LTIP allows us, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. As of June 30, 2011, we withheld 11,267 shares of common stock at a value of $279 thousand, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2011 and 2010, we recognized $431 thousand and $170 thousand, respectively, of total share-based compensation expense. At June 30, 2011, all options were vested, therefore, there is no unrecognized compensation expense.  Unrecognized compensation expense related to nonvested restricted stock was $5.7 million, which will be fully recognized over the next 36 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the three months ended June 30, 2011 and 2010, our expenses for the plan were approximately $203 thousand and $112 thousand, respectively.

13. INCOME TAXES

As of June 30, 2011, our gross liability related to uncertain tax positions was $719 thousand. At June 30, 2011, if the unrecognized tax benefits of $719 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $820 thousand. We recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our unaudited condensed consolidated statements of operations include interest of $11 thousand for the three months ended June 30, 2011, and $8 thousand for the same period last year. We did not recognize any additional penalties. We had $155 thousand and $136 thousand accrued for the payment of interest at June 30, 2011 and 2010, respectively.

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

The following table summarizes the fair value hierarchy of our financial instruments and contingent liability (in thousands):

	Fair Value Measurement Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:
Non-recourse notes payable	$25,014	$-	$24,922	$-	$92
Contingent consideration	$1,500	$-	$-	1,500	$-

	Fair Value Measurement Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:
Non-recourse notes payable	$29,592	$-	$29,504	$-	$88

15. SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our technology sales business segment and our financing business segment. The technology sales business segment sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The financing business segment offers lease-financing solutions to corporations and governmental entities nationwide. We evaluate segment performance on the basis of total revenue, segment earnings and earnings before provision for income taxes.

Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the technology sales business segment. Our reportable segment information is as follows (in thousands):

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$201,966	$-	$201,966	$175,610	$-	$175,610
Lease revenues	-	7,434	7,434	-	10,429	10,429
Fee and other income	1,909	235	2,144	2,201	777	2,978
Total revenues	203,875	7,669	211,544	177,811	11,206	189,017

Cost of sales	173,319	-	173,319	150,839	-	150,839
Direct lease costs	-	2,096	2,096	-	2,834	2,834
Professional and other fees	2,075	350	2,425	3,235	292	3,527
Salaries and Benefits	20,663	2,343	23,006	17,141	2,909	20,050
General and administrative expenses	3,767	266	4,033	2,818	327	3,145
Segment earnings	4,051	2,614	6,665	3,778	4,844	8,622
Interest and financing costs	20	362	382	23	763	786
Earnings before provision for income taxes	$4,031	$2,252	$6,283	$3,755	$4,081	$7,836
Assets	$203,819	$190,975	$394,794	$191,187	$195,047	$386,234

Included in the technology sales business segment above are inter-segment accounts payable of $41.7 million and $37.5 million as of June 30, 2011 and 2010, respectively. Included in the financing business segment above are inter-segment accounts receivable of $41.7 million and $37.5 million as of June 30, 2011 and 2010, respectively.

Our technology sales business segment sells products to our financing business segment.  For the three months ended June 30, 2011, we eliminated revenue of $0.3 million, in our technology sales business segment as a result of these intersegment transactions.  For the three months ended June 30, 2010, we eliminated revenue of $0.8 million, in our technology sales business segment as a result of these intersegment transactions.

16. BUSINESS COMBINATION

On June 4, 2011, our subsidiary, ePlus Technology, inc. acquired the operating business of NCC Networks, Inc. (“NCC”), a Chicago-based company, for $3.5 million, plus contingent consideration of up to an additional $3.2 million. NCC is a security-focused solutions provider that operates a Security Operations Center located in metropolitan Chicago. With the acquisition, we expand our information security capabilities, providing a wider variety of security risk assessments including vulnerability, web application, wireless, and cloud-based security assessments. NCC, which provides 24x7 security managed services, has numerous authorizations from leading security manufacturers and engineering expertise in cutting edge security technologies. Combined with our Cisco Master Security specialization, we can provide to customers a full suite of security solutions and services including penetration testing and remediation services.

The total purchase price was $5.0 million, which consists of the cash paid plus the fair value of contingent consideration. We estimated the fair value of contingent consideration to be $1.5 million using a probability weighted discounted cash flow method. The contingent consideration will be paid in three annual installments based on the achievement of certain earnings goals. The aggregate purchase price of $5.0 million has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $1.5 million related to customer relationships with an estimated useful life of 5 years, and other net liabilities of $136 thousand. We recognized goodwill related to this acquisition of $3.7 million, which was assigned to our technology reporting unit.

This acquisition was not material; accordingly, pro-forma financial information has not been presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2011 (the “2011 Annual Report”).  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report.

Certain prior period amounts have been corrected to conform to the current presentation. We determined that certain transfers of minimum lease payments and residual values that were previously presented on a gross basis, should be presented net in accordance with Codification Topic, Transfers and Servicing, and that sales of certain equipment at the end of a lease that were previously presented on a gross basis, should be presented on a net basis consistent with the guidance in Codification Topic, Property, Plant and Equipment. See Note 1, “Organization and Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Financial Summary

In recent years, the United States experienced substantial uncertainty in the economic environment, including financial market disruption, and, recently, economic disruption as a result of the U.S. government's debt ceiling deal. A reoccurrence of the economic downturn could cause our current and potential customers to once again delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, a reoccurrence of the economic downturn may adversely affect our access to additional capital.

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

During the three months ended June 30, 2011, total revenue increased 11.9% to $211.5 million and total costs and expenses increased 13.3% to $205.3 million. Gross margin for product and services was 14.2% during the three months ended June 30, 2011 compared to 14.1% during the three months ended June 30, 2010. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers. Net earnings decreased 21.4% to $3.7 million as compared to the three months ended June 30, 2010, as we ramped up hiring in our technology sales business segment to expand our geographical footprint and solutions offering and experienced lower transaction volumes in our financing business segment. Over the past 12 months, we added 88 personnel in several existing and new locations, and acquired two companies.

Cash and cash equivalents decreased $14.2 million or 18.7% to $61.6 million at June 30, 2011, compared to March 31, 2011. In addition, we continued our share repurchase program during the quarter ended June 30, 2011, and repurchased 66,680 shares of our common stock for a total purchase price of $1.6 million.

Business Segment Overview

Technology Sales Business Segment

The technology sales business segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology sales business segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our unaudited condensed consolidated statements of operations under sales of product and services and fee and other income.  Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with us which stipulate the terms and conditions of our relationship. Some CMAs contain pricing arrangements, and most contain mutual termination for convenience clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 40% and 14%, respectively, of sales of product and services for the three months ended June 30, 2011, as compared to 41% and 16%, respectively, of sales of product and services for the three months ended June 30, 2010.

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

Manufacturer	Manufacturer Authorization Level

Apple	Apple Authorized Corporate Reseller
Cisco Systems	Cisco Gold DVAR (National)
Advanced Wireless LAN
Advanced Unified Communications
Advanced Data Center Storage Networking
Advanced Routing and Switching
Advanced Security
ATP Video Surveillance
ATP Cisco Telepresence Video Master Partner
ATP Rich Media Communications
Master Security Specialization
Master UC Specialization
Master Managed Services Partner
Citrix Systems, Inc.	Citrix Gold (National)
EMC	Velocity Premier Level
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
Microsoft	Microsoft Gold (National)
NetApp	NetApp STAR Partner
Oracle Gold Partner	Sun SPA Executive Partner (National)
Sun National Strategic DataCenterAuthorized
VMware	National Premier Partner

We also generate revenue in our technology sales business segment through hosting arrangements and sales of our Internet-based business-to-business supply chain management software, agent fees received from various manufacturers, support fees, warranty reimbursements, settlement fees related to disputes or litigation and interest income. Our revenues also include earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. These revenues are reflected on our unaudited condensed consolidated statements of operations under fee and other income.

Financing Business Segment

The financing business segment offers lease financing solutions to corporations and governmental entities nationwide. The financing business unit derives revenue from leasing primarily IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under lease revenues on our unaudited condensed consolidated statements of operations.

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

We account for the transfer of lease payments that meet the definition of financial assets and certain criteria outlined in Transfers and Servicing in the Codification, including surrender of control, as sales for financial reporting purposes. The net gain on the transfer of these financial assets is recognized in lease revenues in our unaudited condensed consolidated statements of operations.

Our financing business segment may sell the underlying equipment in the lease to the lessee or a third party other than the lessee. These sales occur at the end of the lease term and revenues from the sales of such equipment are recognized at the date of sale. The net gain or loss on these transactions is presented within lease revenue in our unaudited condensed consolidated statement of operations.

We also recognize revenue from events that occur after the initial sale of a financial asset and from remarketing fees from our off-lease equipment. These revenues are reflected in our unaudited condensed consolidated statements of operations under fee and other income.

Fluctuations in Revenues

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, interest rate fluctuations, general economic conditions, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of a sale prior to the expiration of the lease term to the lessee or to a third party or from other post-term events.

We expect to continue to expand or open new sales locations and hire additional staff for specific targeted market areas in the near future whenever we can find both experienced personnel and desirable geographic areas. These investments may reduce our results from operations in the short term.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria for a multiple deliverables arrangements. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. We adopted this update on April 1, 2011. For additional information, refer to Note 6, “Revenue Arrangements with Multiple Deliverables,” to our unaudited condensed consolidated financial statements included elsewhere in this report.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2011, the FASB issued an update to amend Comprehensive Income in the Codification. This update eliminates the option to present the components of other comprehensive income within the statement of changes in stockholders’ equity. Companies are required to present components of net income, total net income, components of other comprehensive income, total other comprehensive income, and a total amount for comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for us beginning on April 1, 2012.

CRITICAL ACCOUNTING ESTIMATES

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

We consider the following accounting policies important in understanding the potential impact of our judgments and estimates on our operating results and financial condition. For additional information on these and other accounting policies, see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited financial statements contained in our Form 10-K for the year ended March 31, 2011.

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

We also sell services that are performed in conjunction with product sales. We adopted ASU 2009-13 on a prospective basis on April 1, 2011. For bundled arrangements entered into after March 31, 2011, we allocated the total arrangement consideration to the deliverables based on an estimated selling price of our products and services. We determined the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services. Revenue for the sales of products is generally recognized upon delivery to the customers and revenue for the services is generally recognized when the services are complete, which normally occurs within 90 days after the products are delivered to the customer.

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

RESERVES FOR SALES RETURNS. Sales are reported net of returns and allowances, which are maintained at a level believed by management to be adequate to absorb potential sales returns from product and services. Management’s determination of the adequacy of the reserve is based on an evaluation of historical sales returns and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the volume of product sold.

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

BUSINESS COMBINATIONS. We account for business combinations using the acquisition method, which requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation process requires an analysis of intangible assets, customer relationships, trade names, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value.

Any excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill.  To the extent the purchase price is less than the fair value of assets acquired and liabilities assumed, we recognize a gain in our unaudited condensed consolidated statements of operations.  The results of operations for an acquired company are included in our financial statements from the date of acquisition.

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Technology Sales Business Segment

The results of operations for our technology sales business segment for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,
	2011	2010	Change
Sales of product and services	$201,966	$175,610	$26,356	15.0%
Fee and other income	1,909	2,201	(292)	(13.3%)
Total revenues	203,875	177,811	26,064	14.7%

Cost of sales, products and services	173,319	150,839	22,480	14.9%
Professional and other fees	2,075	3,235	(1,160)	(35.9%)
Salaries and benefits	20,663	17,141	3,522	20.5%
General and administrative	3,767	2,818	949	33.7%
Segment earnings	4,051	3,778	273	7.2%
Interest and financing costs	20	23	(3)	(13.0%)
Total costs and expenses	199,844	174,056	25,788	14.8%
Segment earnings before tax	$4,031	$3,755	$276	7.4%

Total revenues. Total revenues during the three months ended June 30, 2011 were $203.9 million compared to $177.8 million during the three months ended June 30, 2010, an increase of 14.7%. During the quarter ended June 30, 2011, we implemented new revenue recognition guidance for multiple deliverable arrangements and recognized $4.9 million of revenues for products that were delivered during the quarter that were sold together with services. Refer to Note 6, “Revenue Arrangements with Multiple Deliverables,” for additional information. In addition, demand for our products and services increased over the prior year, partly due to additional products and service offerings obtained through the acquisition of NCC Networks in June 2011 and ITI Technologies in November 2010. However, demand has stabilized during the last three quarters. The sequential and year over year change in sales of products and services is summarized below:

	Sequential	Year over Year
June 30, 2010	5.9%	25.4%
September 30, 2010	26.0%	40.9%
December 31, 2010	(1.1%)	34.4%
March 31, 2011	(8.1%)	21.3%
June 30, 2011	0.4%	15.0%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the twelve months ended June 30, 2011 and 2010 were $47.4 million and $43.4 million, respectively. In addition, we had deferred revenue of $25.7 million at June 30, 2011, compared to $24.3 million at June 30, 2010, relating to bundled hardware and service arrangements that were not completed at June 30, 2011.

Total costs and expenses. Total costs and expenses for the three months ended June 30, 2011 increased $25.8 million or 14.8%, to $199.8 million due to increases in cost of sales, products and services, salaries and benefits and general and administrative expenses, partially offset by a reduction in professional and other fees. The increase in cost of sales, products and services was consistent with the increase in sales of products and services. Our gross margin on sales of products and services was 14.2% and 14.1% during the three months ended June 30, 2011 and 2010, respectively. Our gross margin was affected by the customer product mix as well as additional vendor incentives earned. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Professional and other fees decreased $1.2 million, or 35.9%, to $2.1 million, compared to $3.2 million during the three months ended June 30, 2010. These decreases are primarily due to decreased legal and other fees related to the patent infringement litigation, which were $1.2 million and $2.1 million for the three months ended June 30, 2011 and 2010, respectively. These types of patent infringement cases are complex in nature, are likely to have significant expenses associated with them. We cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Salaries and benefits expense increased $3.5 million, or 20.5%, to $20.7 million, compared to $17.1 million during the three months ended June 30, 2010. This increase was driven by increases in the number of employees and commission expenses. Our technology sales business segment had 695 employees as of June 30, 2011, an increase of 93 from 602 at June 30, 2010. More than half of the increase relates to sales, marketing and engineering personnel. We continue to invest in sales and support personnel through hiring and strategic acquisitions in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expenses increased due to the increase in the gross profit from sales of products and services during the quarter.

General and administrative expenses increased $949 thousand, or 33.7%, primarily due to increases in office locations as a result of our continued expansion efforts, which resulted in higher telecommunications, rent, utilities and other expenses, and an increase in the reserve for credit losses.

Segment earnings before tax. As a result of the foregoing, earnings before provision for income taxes increased $276 thousand, or 7.4%, to $4.0 million for the three months ended June 30, 2011.

Financing Business Segment

The results of operations for our financing business segment for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,
	2011	2010	Change
Lease revenue	$7,434	$10,429	$(2,995)	(28.7%)
Fee and other income	235	777	(542)	(69.8%)
Total revenues	7,669	11,206	(3,537)	(31.6%)

Direct lease costs	2,096	2,834	(738)	(26.0%)
Professional and other fees	350	292	58	19.9%
Salaries and benefits	2,343	2,909	(566)	(19.5%)
General and administrative	266	327	(61)	(18.7%)
Segment earnings	2,614	4,844	(2,230)	(46.0%)
Interest and financing costs	362	763	(401)	(52.6%)
Total costs and expenses	5,417	7,125	(1,708)	(24.0%)
Segment earnings before tax	$2,252	$4,081	$(1,829)	(44.8%)

Total revenues. Total revenues decreased by $3.5 million, or 31.6%, to $7.7 million for the three months ended June 30, 2011, as compared to the prior year. Lease revenues decreased $3.0 million, or 28.7% as compared to the prior year, due to a reduction of $1.1 million in net gain on transfers of financial assets, which satisfied the conditions for sale accounting in accordance with Transfers and Servicing in the Codification, coupled with decreases in earnings from our investments in direct financing and operating leases due to a reduction in our portfolio and decreases in other lease-related income. At June 30, 2011, we had $121.7 million of investment in leases, compared to $133.4 million at June 30, 2010, a decrease of $11.7 million or 8.8%. The decrease in the lease portfolio was due to lease terminations, cash collections and transfers of leases, partially offset by the addition of new leases. Fee and other income decreased $542 thousand due to decreases in remarketing fees.

Total costs and expenses. Total costs and expenses decreased $1.7 million, or 24.0%, mostly driven by decreases in direct lease costs and salaries and benefits. Direct lease costs decreased $738 thousand, or 26.0%, to $2.1 million due to a decrease in depreciation of our operating leases and a decrease in our provision for credit losses. Salaries and benefits decreased primarily due to decreases in accrued bonuses and the reduction of 5 employees over the past year.

Interest and financing costs decreased $401 thousand, or 52.6% to $362 thousand during the three months ended June 30, 2011, as compared to $763 thousand during the same period last year. These decreases were primarily the result of lower non-recourse note balances as we utilized our cash for new leases, thus funding fewer leases with non-recourse debt. Non-recourse notes payable decreased 46.6% to $25.0 million at June 30, 2011 as compared to $46.9 million at June 30, 2010.

Segment earnings before tax. As a result of the foregoing, segment earnings decreased $1.8 million, or 44.8%, to $2.3 million for the three months ended June 30, 2011.

Consolidated

Income taxes. Our provision for income tax expense decreased $0.5 million to $2.6 million for the three months ended June 30, 2011. Our effective income tax rate for the three months ended June 30, 2011 was 41.1%, as compared to 39.9% for the three months ended June 30, 2010. The change in our effective income tax rate was due to increases in our state income tax rates.

Net earnings. The foregoing resulted in net earnings of $3.7 million for the three months ended June 30, 2011, a decrease of 21.4%, as compared to $4.7 million during the three months ended June 30, 2010.

Basic and fully diluted earnings per common share was $0.45 and $0.44, respectively, for the three months ended June 30, 2011. Basic and fully diluted earnings per common share were $0.58 and $0.57, respectively, for the three months ended June 30, 2010.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2011 were 8,307,389 and 8,489,703, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2010 were 8,123,326 and 8,306,604, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations, and borrowings, both non-recourse and recourse. We have used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of equipment for lease, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock.

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility with GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-45 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at June 30, 2011 or March 31, 2011, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

Most customer payments in our technology sales business segment are remitted to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our operating account on a daily basis. On the due dates of the floor plan component, we make cash payments to GECDF. These payments from the accounts receivable component to the floor plan component and repayments from our cash are reflected as “Net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows. We engage in this payment structure in order to minimize our interest expense and bank fees in connection with financing the operations of our technology sales business segment.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three months ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$2,059	$(6,637)
Net cash used in investing activities	(15,122)	(2,329)
Net cash (used in) provided by financing activities	(1,141)	3,235
Effect of exchange rate changes on cash	3	(12)
Net decrease in cash and cash equivalents	$(14,201)	$(5,743)

Cash flows from operating activities. Cash provided by operating activities totaled $2.1 million during the three months ended June 30, 2011, compared to cash used in operations of $6.6 million during the same period last year. Cash provided by operations during the three months ended June 30, 2011 resulted primarily from decreases in other assets of $5.7 million and increases in accounts payable—equipment and accounts payable – trade of $8.5 million, partially offset by investment in direct financing and sales-type leases – net of $8.4 million and inventories of $7.8 million.

Cash flows from investing activities. Cash used in investing activities was $15.1 million during the three months ended June 30, 2011 compared to cash used in investing activities of $2.3 million during the same period last year. Cash used in investing activities during the three months ended June 30, 2011 was primarily driven by the issuance of notes receivable of $14.1 million and cash used in the acquisition of NCC of $3.5 million (see Note 16, “Business Combination” to our unaudited condensed consolidated financial statements included elsewhere in this report).

Cash flows from financing activities. Cash used in financing activities was $1.1 million compared to cash provided by financing activities of $3.2 million during the same period last year. Cash used in financing activities during the three months ended June 30, 2011 was primarily due to repurchases of our common stock of $1.7 million, partially offset by net borrowings from our floor plan facility of $0.5 million.

Non-Cash Activities

We assign lease payments to third-party financial institutions, which are accounted for as non-recourse notes payable financing activities. As a condition to the assignment agreement, certain financial institutions may request that the lessee remit their lease payments to a trustee rather than to us, and the trustee pays the financial institution. Alternatively, if the structure of the agreement does not require a trustee, the lessee will continue to make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either assignment structure is similar, in that the assigned lease receivable is paid by the lessee and remitted to the lender to pay down the corresponding non-recourse notes payable. However, these assignment structures are classified differently within our unaudited condensed consolidated statement of cash flows. More specifically, we are required to exclude non-cash transactions from our unaudited condensed consolidated statement of cash flows, so lease payments made by the lessee to the trustee are excluded from our operating cash receipts and the corresponding re-payment of the non-recourse notes payable from the trustee to the third party financial institution are excluded from our cash flows from financing activities. Given the assignment of lease payment is economically the same regardless of the structure of the payments, we evaluate our cash flows from operating and financing activities as if the assignments of lease payments had been structured without an intermediary.

The non-GAAP financial measure for our cash flows from operating activities for the three months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three months ended June 30,
	2011	2010
GAAP: net cash provided by (used in) operating activities	$2,059	$(6,637)
Principal payments from lessees directly to lenders	4,552	7,989
Non-GAAP: adjusted net cash provided by operating activities	$6,611	$1,352

The non-GAAP financial measure for our cash flows from financing activities for the three months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three months ended June 30,
	2011	2010
GAAP: net cash (used in) provided by financing activities	$(1,141)	$3,235
Principal payments from lessees directly to lenders	(4,552)	(7,989)
Non-GAAP: adjusted net cash used in financing activities	$(5,693)	$(4,754)

A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statement of income, balance sheet or statement of cash flows of the company; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the financial measures in our internal evaluation and management of our business. We believe that these measures and the information they provide are useful to investors because they permit investors to view our performance using the same tools that we use and to better evaluate our ongoing business performance. These measures should not be considered an alternative to measurements required by U.S. GAAP, such as cash (used in) provided by operating activities and cash (used in) provided by financing activities. These non-GAAP measures are unlikely to be comparable to non-GAAP information provided by other companies.

Liquidity and Capital Resources

We may utilize non-recourse notes payable to finance approximately 80% to 100% of the purchase price of the products being leased by our customers.  Any balance of the purchase price remaining after non-recourse funding and any upfront payments received from the lessee (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all.

The financing necessary to support our leasing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At June 30, 2011, our non-recourse notes payable portfolio decreased 15.5% to $25.0 million, as compared to $29.6 million at March 31, 2011.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of June 30, 2011, the facility had an aggregate limit of the two components of $125.0 million with an accounts receivable sub-limit of $30.0 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2011. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing.  In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2011	Balance as of June 30, 2011	Maximum Credit Limit at March 31, 2011	Balance as of March 31, 2011
$125,000	$64,320	$125,000	$63,845

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at June 30, 2011 or March 31, 2011, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which will mature on October 26, 2012. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of June 30, 2011, we have no outstanding balance on this credit facility.

Performance Guarantees

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations. We are in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of June 30, 2011, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales forces. We may also start offices in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. As a result, we may require additional financing to fund our strategy, implementation and potential future acquisitions, which may include additional debt and equity financing.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party.  Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of June 30, 2011, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

We have operations in Canada and Iceland. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and Icelandic krona. To date, our Canadian and Icelandic operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Controls

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The only remaining Cyberco related suit in which we are a party is a suit ePlus Group filed in June 2007 in the United States District Court for the Western District of Michigan (the “District Court”) against The Huntington National Bank (“Huntington”). The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion. On or about July 1, 2010, the District Court entered summary judgment in favor of Huntington with regard to our claims in the suit. Our request that the court reconsider its ruling was denied on July 13, 2011. We will consider whether to pursue appellate relief after a final judgment has been entered. While we believe that we have a basis for these claims to recover certain of our losses related to the Cyberco matter, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Other Matters

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents.  The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid.  On May 23, 2011, the court issued a permanent injunction, ordering Lawson and its successors to:  immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson’s request to stay the injunction was denied, however, Lawson has appealed the trial court’s ruling. Additionally, we intend to appeal the trial court’s evidentiary ruling which precluded us from seeking monetary damages.

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

tem 1A. Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2011.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2011 to April 30, 2011	-	-	-	488,640	(2)
May 1, 2011 to May 31, 2011	-	-	-	488,640	(3)
June 1, 2011 to June 30, 2011	68,826	$24.51	66,680	421,960	(4)

(1)	All shares acquired were in open-market purchases, except for 2,146 shares, which were repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
(2)
The share purchase authorization in place for the month ended April 30, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2011, the remaining authorized shares to be purchased were 488,640.

(3)
The share purchase authorization in place for the month ended May 31, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of May 31, 2011, the remaining authorized shares to be purchased were 488,640.

(4)
The share purchase authorization in place for the month ended June 30, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of June 30, 2011, the remaining authorized shares to be purchased were 421,960.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 11, “Share Repurchase” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4.  (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.0	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: August 5, 2011	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2011	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)