Form 10-Q
period 2011-09-30
EPLUS INC
filed 2011-11-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock outstanding as of October 31, 2011 was 8,061,690.

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

•	managing a diverse product set of solutions in highly competitive markets;
•	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
•	integrating with external IT systems, including those of our customers and vendors; and
•	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
•	our ability to hire and retain sufficient qualified personnel;
•	a decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry;
•	our ability to raise capital, maintain or increase as needed our line of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors;
•	reduction of manufacturer incentive programs; and
•	significant changes in accounting guidance related to the financial reporting of leases, which could impact the demand for our leasing services.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “2011 Annual Report”), any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,2011	As of March 31, 2011
ASSETS	(in thousands)

Cash and cash equivalents	$45,406	$75,756
Accounts receivable—net	151,699	121,771
Notes receivable—net	4,917	5,843
Inventories—net	12,618	9,062
Investment in leases and leased equipment—net	108,880	118,308
Property and equipment—net	1,767	1,817
Other assets	30,492	38,415
Goodwill	22,283	18,604
TOTAL ASSETS	$378,062	$389,576

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$7,525	$7,250
Accounts payable—trade	16,693	14,821
Accounts payable—floor plan	63,760	63,845
Salaries and commissions payable	7,813	8,065
Accrued expenses and other liabilities	40,559	49,414
Non-recourse notes payable	22,973	29,592
Deferred tax liability	4,227	4,227
Total Liabilities	163,550	177,214

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	$-	$-

Common stock, $.01 par value; 25,000,000 shares authorized; 12,637,720 issued and 8,297,590 outstanding at September 30, 2011and 12,456,819 issued and 8,519,189 outstanding at March 31, 2011	126	125
Additional paid-in capital	91,390	89,792
Treasury stock, at cost, 4,340,130 and 3,937,630 shares, respectively	(56,032)	(45,998)
Retained earnings	178,691	167,924
Accumulated other comprehensive income—foreign currency translation adjustment	337	519
Total Stockholders' Equity	214,512	212,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$378,062	$389,576

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(amounts in thousands, except shares and per share data)

Sales of product and services	$252,688	$221,275	$454,654	$396,885
Lease revenue	7,305	8,835	14,739	19,264
Fee and other income	2,857	2,782	5,001	5,760
Patent settlement income	-	125	-	125

TOTAL REVENUES	262,850	233,017	474,394	422,034

COSTS AND EXPENSES

Cost of sales, product and services	217,624	189,427	390,943	340,266
Direct lease costs	2,078	1,856	4,174	4,690
	219,702	191,283	395,117	344,956

Professional and other fees	2,355	3,701	4,780	7,228
Salaries and benefits	24,090	20,597	47,096	40,647
General and administrative expenses	4,507	3,653	8,540	6,798
Interest and financing costs	348	696	730	1,482
	31,300	28,647	61,146	56,155

TOTAL COSTS AND EXPENSES (1)	251,002	219,930	456,263	401,111

EARNINGS BEFORE PROVISION FOR INCOME TAXES	11,848	13,087	18,131	20,923

PROVISION FOR INCOME TAXES	4,784	5,178	7,364	8,301

NET EARNINGS	$7,064	$7,909	$10,767	$12,622

NET EARNINGS PER COMMON SHARE—BASIC	$0.87	$0.97	$1.31	$1.55
NET EARNINGS PER COMMON SHARE—DILUTED	$0.85	$0.94	$1.28	$1.51

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,153,495	8,131,088	8,230,022	8,127,228
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,327,748	8,384,154	8,422,099	8,348,346

(1)	Includes amounts to related parties of $188 thousand and $482 thousand for the three and six months ended September 30, 2010, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2011	2010
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$10,767	$12,622

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,868	4,697
Reserves for credit losses and sales returns	335	(494)
Provision for inventory allowances and inventory returns	(297)	489
Share-based compensation expense	1,080	490
Excess tax benefit from exercise of stock options	(303)	(94)
Payments from lessees directly to lenders—operating leases	(2,049)	(2,836)
Loss/(gain) on disposal of property, equipment and operating lease equipment	340	(158)
Gain on sale of notes receivable	(439)	-
Excess increase in cash value of life insurance	(78)	(71)
Other	(125)	273
Changes in:
Accounts receivable—net	(30,328)	(15,554)
Notes receivable	(1,400)	(226)
Inventories—net	(3,259)	(2,620)
Investment in direct financing and sale-type leases—net	(447)	17,407
Other assets	9,709	(12,936)
Accounts payable—equipment	241	(29,219)
Accounts payable—trade	1,903	(3,809)
Salaries and commissions payable, accrued expenses and other liabilities	(10,643)	10,215
Net cash used in operating activities	(20,125)	(21,824)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	1,116	1,925
Purchases of property, equipment and operating lease equipment	(3,054)	(6,465)
Issuance of notes receivable	(19,690)	-
Repayments of notes receivable	10,703	-
Proceeds from sales of notes receivable	11,896	-
Premiums paid on life insurance	(70)	(70)
Cash used in acquisition, net of cash acquired	(3,514)	-
Net cash used in investing activities	(2,613)	(4,610)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Six Months Ended September 30,
	2011	2010
Cash Flows From Financing Activities:	(in thousands)

Borrowings of non-recourse and recourse notes payable	2,300	6,694
Repayments of non-recourse and recourse notes payable	(292)	(3,887)
Repurchase of common stock	(10,034)	(2,156)
Proceeds from issuance of capital stock through option exercise	216	2,904
Excess tax benefit from exercise of stock options	303	94
Net borrowings on floor plan facility	(85)	6,004
Net cash (used in) provided by financing activities	(7,592)	9,653

Effect of exchange rate changes on cash	(20)	(9)

Net Decrease in Cash and Cash Equivalents	(30,350)	(16,790)

Cash and Cash Equivalents, Beginning of Period	75,756	85,077

Cash and Cash Equivalents, End of Period	$45,406	$68,287

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2	$1,352
Cash paid for income taxes	$3,773	$6,790

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$19	$75
Purchase of operating lease equipment included in accounts payable	$58	$194
Principal payments from lessees directly to lenders	$8,627	$15,164
Vesting of share-based compensation	$1,419	$497
Contingent consideration	$1,683	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2011	8,519,189	$125	$89,792	$(45,998)	$167,924	$519	$212,362

Issuance of shares for option exercises	29,993	-	216	-	-	-	216
Excess tax benefit of exercised stock options	-	-	303	-	-	-	303
Effect of share-based compensation	150,908	1	1,079	-	-	-	1,080
Purchase of treasury stock	(402,500)	-	-	(10,034)	-	-	(10,034)
Comprehensive income, net of tax:
Net earnings	-	-	-	-	10,767	-	10,767
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-	(182)	(182)
Total comprehensive income							10,585

Balance, September 30, 2011	8,297,590	$126	$91,390	$(56,032)	$178,691	$337	$214,512

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three and six months ended September 30, 2011 and 2010 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three and six months ended September 30, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2012 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our 2011 Annual Report, which should be read in conjunction with these interim financial statements.

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

We determined that certain transfers of minimum lease payments and residual values, which were previously presented on a gross basis, should be presented net in accordance with Accounting Standards Codification ("Codification") Topic, Transfers and Servicing, and that sales of certain equipment at the end of a lease, which were previously presented on a gross basis, should be presented on a net basis consistent with the guidance in Codification Topic, Property, Plant and Equipment. Accordingly, we corrected the prior period amounts to conform to this presentation. Total revenues and total costs and expenses for the three and six months ended September 30, 2010 decreased by $1.5 million and $1.4 million, respectively.

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

A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 52% and 14%, and 47% and 14%, respectively, of sales of product and services for the three and six months ended September 30, 2011, as compared to 47% and 18%, and 44% and 17%, respectively, of sales of product and services for the three and six months ended September 30, 2010.

REVENUE RECOGNITION —On April 1, 2011, we adopted the updates to Revenue Recognition in the Codification issued by the Financial Accounting Standards Board ("FASB") and changed our revenue recognition policies related to bundled hardware and services arrangements. For additional information, refer to Note 6, “Revenue Arrangements with Multiple Deliverables.”

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

In September 2011, the FASB issued an update to amend Intangibles-Goodwill and Other in the Codification. While this amendment does not change the calculation of goodwill impairment, it simplifies how companies test goodwill for impairment. Under this amendment, a company would be permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the fair value of a reporting unit is more than the carrying account, it is not necessary to perform the two-step goodwill impairment test described in Intangibles-Goodwill and Other in the Codification. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This update is effective for us beginning on April 1, 2012.  We do not expect this update to have a material impact to our financial position or results of operations.

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	September 30,	March 31,
	2011
Investment in direct financing and sales-type leases—net	$89,794	$96,319
Investment in operating lease equipment—net	19,086	21,989
	$108,880	$118,308

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	September 30,	March 31,
	2011
Minimum lease payments	$93,838	$102,449
Estimated unguaranteed residual value (1)	6,810	7,029
Initial direct costs, net of amortization (2)	681	709
Less: Unearned lease income	(9,988)	(12,135)
Less: Reserve for credit losses (3)	(1,547)	(1,733)
Investment in direct financing and sales-type leases—net	$89,794	$96,319

(1)
Includes estimated unguaranteed residual values of $1,487 thousand and $1,666 thousand as of September 30, 2011 and March 31, 2011, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.

(2)	Initial direct costs are shown net of amortization of $479 thousand and $552 thousand as of September 30, 2011 and March 31, 2011, respectively.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

Our net investment in direct financing and sales-type leases for certain lease agreements serves as collateral for non-recourse equipment notes. See Note 7, “Non-Recourse Notes Payable and Other Financing Arrangements.”

We enter into agreements to sell financial assets, which are accounted for as sales under Codification topic, Transfers and Services. Financial assets include lease payments associated with certain investments in direct financing leases and sales-type leases as well as notes receivables. We recognized a net gain for these sales of $0.9 million and $0.4 million in lease revenues in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010, respectively, and $1.0 million and $1.6 million for the six months ended September 30, 2011 and 2010, respectively. Total proceeds from the sale of financial assets were $23.0 million and $16.0 million for the three months ended September 30, 2011 and 2010, respectively. Total proceeds from the sale of financial assets were $24.6 million and $52.7 million for the six months ended September 30, 2011 and 2010, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	September 30,	March 31,
	2011
Cost of equipment under operating leases	$41,257	$44,105
Less: Accumulated depreciation and amortization	(22,171)	(22,116)
Investment in operating lease equipment—net (1)	$19,086	$21,989

(1)	Includes estimated unguaranteed residual values of $7,116 thousand and $8,346 thousand as of September 30, 2011 and March 31, 2011, respectively, for operating leases.

3. GOODWILL

Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. For additional information related to the acquisition of NCC Networks, Inc. (“NCC”) during the six months ended September 30, 2011, please refer to Note 16, “Business Combination.” The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	Financing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2011
Goodwill	$4,029	$17,515	$4,644	$1,089	$27,277
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
		17,515		1,089	18,604

Acquisition	-	3,679	-	-	3,679

Balance September 30, 2011
Goodwill	4,029	21,194	4,644	1,089	30,956
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance September 30, 2011	$-	$21,194	$-	$1,089	$22,283

4. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the six months ended September 30, 2011 and 2010 was as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2011	$ 944	$ 94	$ 1,733	$ 2,771

Provision for (reduction of) bad debts	129	162	(184)	107
Recoveries	-	-	-	-
Write-offs and other	(224)	-	(2)	(226)
Balance September 30, 2011	$ 849	$ 256	$ 1,547	$ 2,652

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2010	$ 1,580	$ 75	$ 1,930	$ 3,585

Provision for (reduction of) bad debts	(140)	(51)	93	(98)
Recoveries	(7)	-	-	(7)
Write-offs and other	(317)	-	(482)	(799)
Balance September 30, 2010	$ 1,116	$ 24	$ 1,541	$ 2,681

Our reserve for credit losses and minimum lease payments associated with our notes receivable and investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	Notes Receivable	Lease-Related Assets	Notes Receivable	Lease-Related Assets
	September 30, 2011	September 30, 2011	March 31, 2011	March 31, 2011
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$ 256	$ 1,547	$ 94	$ 1,733
Ending balance: individually evaluated for impairment	-	-	-	-
Ending balance	$ 256	$ 1,547	$ 94	$ 1,733

Total receivables:
Ending balance: collectively evaluated for impairment	$ 5,173	$ 93,838	$ 5,937	$ 102,446
Ending balance: individually evaluated for impairment (1)	-	-	-	3
Ending balance	$ 5,173	$ 93,838	$ 5,937	$ 102,449

(1)	The net credit exposure for the balance evaluated individually for impairment as of March 31, 2011 was $3 thousand.

As of September 30, 2011, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure
September 30, 2011

High CQR	$192	$20	$221	$432	$818	$57,434	$58,684	$(4,348)	$(2,933)	$51,404
Average CQR	0	-	9	9	100	35,045	35,154	(4,876)	(9,395)	20,883
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$192	$20	$230	$441	$918	$92,479	$93,838	$(9,224)	$(12,328)	$72,287

March 31, 2011

High CQR	$1,495	$188	$401	$2,084	$296	$58,962	$61,342	$(5,031)	$(6,658)	$49,653
Average CQR	26	134	18	178	767	40,159	41,104	(6,292)	(9,984)	24,828
Low CQR	-	-	3	3	-	-	3	-	-	3
Total	$1,521	$322	$422	$2,265	$1,063	$99,121	$102,449	$(11,323)	$(16,642)	$74,484

As of September 30, 2011, the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total
September 30, 2011

High CQR	$ -	$ -	$ -	$ -	$ 200	$ 1,678	$ 1,878
Average CQR	-		145	145	164	2,986	3,295
Low CQR	-	-	-	-	-	-	-
Total	$ -	$ -	$ 145	$ 145	$ 364	$ 4,664	$ 5,173

March 31, 2011

High CQR	$ -	$ -	$ -	$ -	$ -	$ 4,119	$ 4,119
Average CQR	-	145	-	145	70	1,603	1,818
Low CQR	-	-	-	-	-	-	-
Total	$ -	$ 145	$ -	$ 145	$ 70	$ 5,722	$ 5,937

We estimate losses on our net credit exposure to be between 0%-5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2%-25% for customers with average CQR, and between 50%-100% for customers with low CQR, which includes customers in bankruptcy.

5. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	September 30,	March 31,
	2011

Deferred costs related to sales of bundled hardware and services	$13,608	$26,584
Prepaid assets	1,847	4,170
Other	15,037	7,661
Other assets	$30,492	$38,415

	September 30,	March 31,
	2011

Deferred revenue related to sales of bundled hardware and services	$17,936	$30,277
Deferred revenue- other	8,060	6,250
Other	14,563	12,887
Accrued expenses and other liabilities	$40,559	$49,414

Deferred costs related to bundled hardware and service and deferred revenue related to bundled hardware and service are related to arrangements that were entered into prior to the adoption of the update to Revenue Recognition on April 1, 2011, and not completed as of September 30, 2011. Other assets include deferred costs and certain intangible assets. Other liabilities include accrued expenses, accrued taxes, lease rental payments due to third parties, and contingent consideration related to the NCC acquisition.

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

Prior to adopting this update, we generally accounted for arrangements with multiple deliverables (products and services bundled together) as one unit of accounting, as we could not establish reliable evidence of the fair value of the undelivered services when the products were delivered. Revenue from these bundled arrangements was recognized when the services were complete and we received an acceptance certificate from the customer. The update to Revenue Recognition in the Codification removed the requirement to establish reliable evidence of fair value of undelivered items for these arrangements. Therefore, multiple deliverables arrangements whereby we deliver the product to our customers and subsequently provide services meet the criteria to be accounted for as separate units of accounting, as delivered item(s) or product(s) have value to the customer on a stand-alone basis, and delivery of the services is probable and substantially under our control.

For bundled arrangements entered into after March 31, 2011, we allocated the total arrangement consideration to the deliverables based on an estimated selling price of our products and services. We determined the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies for providing customers with quotes, as well as historical gross margins for our products and services. Revenue for the sales of products is generally recognized upon delivery to the customers and revenue for the services is generally recognized when the services are complete, which normally occurs within 90-120 days after the products are delivered to the customer.

Summarized below is what our reported revenues and earnings before tax for the three and six months ended September 30, 2011 would have been had we continued to account for these multiple deliverables arrangements as a single unit of accounting and deferred the product and service revenue until the services were complete (in thousands):

	Three Months Ended September 30, 2011			Six Months Ended September 30, 2011
	Total revenues	Total costs and expenses	Earnings before provision for tax	Total revenues	Total costs and expenses	Earnings before provision for tax
As reported	$262,850	$251,002	$11,848	$474,394	$456,263	$18,131
Pro forma	$250,814	$240,404	$10,410	$457,536	$441,567	$15,969

7. NON-RECOURSE NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

Non-recourse obligations consist of the following (in thousands):

	September 30,	March 31,
	2011
Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 3.05% to 9.50% at September 30, 2011 and March 31, 2011	$22,973	$29,592

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 5.60% and 5.84%, as of September 30, 2011 and March 31, 2011, respectively. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against us.

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility from GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology sales business segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $63.8 million as of September 30, 2011 and March 31, 2011. Under the accounts receivable component, we had no outstanding balances as of September 30, 2011 and March 31, 2011. As of September 30, 2011, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at the Wall Street Journal U.S. Prime rate less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. Management believes we were in compliance with these covenants as of September 30, 2011. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

On October 26, 2009, we entered into an agreement with 1st Commonwealth Bank of Virginia to provide us with a $0.5 million credit facility, which matures on October 26, 2012. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of September 30, 2011, we have no outstanding balance on this credit facility.

8. RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2011, we leased approximately 55,880 square feet for use as our principal headquarters. Through September 21, 2010, the headquarters building was owned by Norton Building 1, LLC, a limited liability company owned in part by Mr. Norton’s spouse and in part in trust for his children. Mr. Norton, our President and Chief Executive Officer, had no managerial or executive role in Norton Building 1, LLC. We entered into amendments to the office lease agreement (“the amended lease”) on June 18, 2009, and June 22, 2010. The term of the amended lease began on January 1, 2010, and will continue through December 31, 2014. In addition, we have the right to terminate the lease, with no penalty fee, on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice. To the extent required by our Related Person Transactions Policy, the amendments to the lease were approved by the Nominating and Corporate Governance Committee in accordance with such Policy, and subsequently approved by our Board of Directors, with Mr. Norton abstaining.

On September 21, 2010, Norton Building 1, LLC sold the headquarters building to an unrelated third party. Rent paid subsequent to the sale was paid to that third party. The sale does not impact any aspect of our lease. However, in connection with the sale of the headquarters building, the buyer deposited $600,000 of the purchase price into an escrow account, which will be payable to Norton Building 1, LLC in the event we do not exercise our right to terminate the lease on December 31, 2012.

The annual base rent, which includes an expenses factor, is $20.84 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter. Prior to the sale of the headquarters building, we paid Norton Building 1, LLC a monthly payment of approximately $96 thousand, which included operating expenses. Due to the sale of the headquarters building on September 21, 2010, we made no payments to Norton Building 1, LLC during the three and six months ended September 30, 2011. We paid rent, which included operating expenses, to Norton Building 1, LLC, in the amount of $188 thousand and $482 thousand during the three and six months ended September 30, 2010, respectively.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia (the “trial court”) against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. During July and August 2009, we entered into settlement and license agreements with three of the defendants. We obtained a jury verdict against the remaining defendant, Lawson Software, Inc. (“Lawson”) on January 27, 2011. The jury unanimously found that Lawson infringed certain ePlus patents relating to electronic procurement systems, and additionally found that all ePlus patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson requested that the appellate court stay the injunction, and the request was denied. Lawson has filed an appeal of the trial court’s ruling. We are seeking a ruling that Lawson is in contempt of the injunction order. We also intend to appeal the trial court’s evidentiary ruling which precluded us from seeking monetary damages. While we believe that we have a basis for our claims, these types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claim for a contempt finding or damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.

Other Matters

We may become party to various legal proceedings arising in the normal course of business, including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, claims related to alleged violations of laws and regulations, and claims by competitors, vendors, customers or employees. We accrue for costs associated with these contingencies when a loss is probable and the amount is reasonably estimable.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed on our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2011 and September 30, 2010 (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net earnings available to common shareholders—basic and diluted	$7,064	$7,909	$10,767	$12,622

Weighted average shares outstanding — basic	8,153	8,131	8,230	8,127
Effect of dilutive shares	174	253	192	221
Weighted average shares outstanding — diluted	8,327	8,384	8,422	8,348

Earnings per common share:
Basic	$0.87	$0.97	$1.31	$1.55
Diluted	$0.85	$0.94	$1.28	$1.51

All unexercised stock options were included in the computations of diluted earnings per share for the three and six months ended September 30, 2011 and 2010.

11. SHARE REPURCHASE

On August 11, 2009, our Board authorized a share repurchase plan, which has been amended over time. The last amendment was on August 12, 2010 whereby our Board authorized share repurchases of up to 500,000 commencing on September 16, 2010 and was due to expire on September 15, 2011. On August 15, 2011, our Board authorized a new share repurchase plan which authorized share repurchases up to 500,000 over a 12-month period commencing on September 16, 2011. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the six months ended September 30, 2011, we repurchased 387,958 shares of our outstanding common stock at an average cost of $24.96 per share for a total purchase price of $9.7 million. Since the inception of our initial repurchase program on September 20, 2001 to September 30, 2011, we have repurchased 4.3 million shares of our outstanding common stock at an average cost of $12.85 per share for a total purchase price of $55.5 million.

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

For a summary of descriptions and vesting periods of the 1998 LTIP, the Amended LTIP (2001), the Amended LTIP (2003), the 2008 Director LTIP and the 2008 Employee LTIP discussed below, please refer to our 2011 Annual Report.

Stock Option Activity

During the three months and six months ended September 30, 2011 and 2010, there were no stock options granted to employees.

A summary of stock option activity during the six months ended September 30, 2011 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2011	228,900	$6.86 - $15.25	$10.26
Options exercised (1)	(29,993)	$6.86 - $7.50	$7.21
Outstanding, September 30, 2011	198,907	$7.14 - $15.25	$10.72	2.1	$2,775,515

Vested at September 30, 2011	198,907		$10.72	2.1	$2,775,515
Exercisable at September 30, 2011	198,907		$10.72	2.1	$2,775,515

(1)	The total intrinsic value of stock options exercised during the six months ended September 30, 2011 was $553 thousand.

Additional information regarding stock options outstanding as of September 30, 2011 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining (in years)

$6.86 - $9.00	78,907	$7.39	0.6
$9.01 - $13.50	80,000	$11.74	3.5
$13.51 - $15.25	40,000	$15.23	2.0

$6.86 - $15.25	198,907	$10.72	2.1

We issue shares from our authorized but unissued common stock to satisfy stock option exercises. At September 30, 2011, all of our options were vested.

Restricted Stock Activity

As of September 30, 2011, we granted 85,479 restricted shares under the 2008 Director LTIP, and 357,570 restricted shares under the 2008 Employee LTIP. A summary of the nonvested restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2011	213,689	$17.54
Granted	150,908	$23.18
Vested	(58,587)	$17.94
Nonvested September 30, 2011	306,010	$20.25

Upon each vesting period of the restricted stock awards, participants may be subject to minimum tax withholding obligations. The 2008 Director LTIP and 2008 Employee LTIP allows us, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. As of September 30, 2011, we withheld 23,663 shares of common stock at a value of $577 thousand, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2011 and 2010, we recognized $650 thousand and $320 thousand, respectively, of total share-based compensation expense. During the six months ended September 30, 2011 and 2010, we recognized $1.1 million and $490 thousand, respectively, of total share-based compensation expense. At September 30, 2011, all options were vested, therefore, there is no unrecognized compensation expense. Unrecognized compensation expense related to nonvested restricted stock was $5.3 million, which will be fully recognized over the next 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are discretionary, and determined and paid by us annually at calendar year end. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the three months ended September 30, 2011 and 2010, our expenses for the plan were $214 thousand and $92 thousand, respectively. For the six months ended September 30, 2011 and 2010, our expenses for the plan were $417 thousand and $203 thousand, respectively.

13. INCOME TAXES

As of September 30, 2011, our gross liability related to uncertain tax positions was $719 thousand. At September 30, 2011, if the unrecognized tax benefits of $719 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $827 thousand. We recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our unaudited condensed consolidated statements of operations include interest of $11 thousand and $22 thousand for the three and six months ended September 30, 2011, and $8 thousand and $16 thousand, respectively, for the same periods last year. We did not recognize any additional penalties. We had $167 thousand and $144 thousand accrued for the payment of interest at September 30, 2011 and 2010, respectively.

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

The following table summarizes the fair value hierarchy of our financial instruments and contingent liability (in thousands):

	Fair Value Measurement Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:
Non-recourse notes payable	$22,973	$-	$23,407	$-	$(434)
Contingent consideration	$1,683	$-	$-	1,683	$-

	Fair Value Measurement Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:
Non-recourse notes payable	$29,592	$-	$29,504	$-	$88

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

Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the technology sales business segment. Our reportable segment information is as follows (in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2011
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$252,688	$-	$252,688	$221,275	$-	$221,275
Lease revenues	-	7,305	7,305	-	8,835	8,835
Fee and other income	2,128	729	2,857	2,074	708	2,782
Patent settlement income	-	-	-	125	-	125
Total revenues	254,816	8,034	262,850	223,474	9,543	233,017

Cost of sales	217,624	-	217,624	189,427	-	189,427
Direct lease costs	-	2,078	2,078	-	1,856	1,856
Professional and other fees	1,986	369	2,355	3,342	359	3,701
Salaries and benefits	21,717	2,373	24,090	18,138	2,459	20,597
General and administrative expenses	4,267	240	4,507	3,320	333	3,653
Segment earnings	9,222	2,974	12,196	9,247	4,536	13,783
Interest and financing costs	19	329	348	23	673	696
Earnings before provision for income taxes	$9,203	$2,645	$11,848	$9,224	$3,863	$13,087
Assets	$202,420	$175,642	$378,062	$210,016	$180,788	$390,804

	Six Months Ended September 30, 2011			Six Months Ended September 30, 2010
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$454,654	$-	$454,654	$396,885	$-	$396,885
Lease revenues	-	14,739	14,739	-	19,264	19,264
Fee and other income	4,037	964	5,001	4,275	1,485	5,760
Patent settlement income	-	-	-	125	-	125
Total revenues	458,691	15,703	474,394	401,285	20,749	422,034

Cost of sales	390,943	-	390,943	340,266	-	340,266
Direct lease costs	-	4,174	4,174	-	4,690	4,690
Professional and other fees	4,060	720	4,780	6,579	649	7,228
Salaries and benefits	42,379	4,717	47,096	35,281	5,366	40,647
General and administrative expenses	8,034	506	8,540	6,138	660	6,798
Segment earnings	13,275	5,586	18,861	13,021	9,384	22,405
Interest and financing costs	39	691	730	47	1,435	1,482
Earnings before provision for income taxes	$13,236	$4,895	$18,131	$12,974	$7,949	$20,923
Assets	$202,420	$175,642	$378,062	$210,016	$180,788	$390,804

Included in the technology sales business segment above are inter-segment accounts payable of $40.6 million and $39.3 million as of September 30, 2011 and 2010, respectively. Included in the financing business segment above are inter-segment accounts receivable of $40.6 million and $39.3 million as of September 30, 2011 and 2010, respectively.

Our technology sales business segment sells products to our financing business segment. For the three and six months ended September 30, 2011, we eliminated revenue of $0.6 million and $0.9 million, respectively, in our technology sales business segment as a result of these intersegment transactions. For the three and six months ended September 30, 2010, we eliminated revenue of $1.2 million and $2.0 million, respectively, in our technology sales business segment as a result of these intersegment transactions.

16. BUSINESS COMBINATION

On June 4, 2011, our subsidiary, ePlus Technology, inc. acquired the operating business of NCC Networks, Inc. (“NCC”), a Chicago-based company, for $3.5 million, plus contingent consideration of up to an additional $3.2 million. NCC was a security-focused solutions provider that operated a Security Operations Center located in metropolitan Chicago. With the acquisition, we expanded our information security capabilities, to provide a wider variety of security risk assessments including vulnerability, web application, wireless, and cloud-based security assessments. NCC, which provides 24x7 security managed services, has numerous authorizations from leading security manufacturers and engineering expertise in cutting edge security technologies. Combined with our Cisco Master Security specialization, we can provide to customers a full suite of security solutions and services including penetration testing and remediation services.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2011 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report.

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

EXECUTIVE OVERVIEW

Business Description

ePlus and its consolidated subsidiaries provide leading IT products and services, flexible leasing solutions, and enterprise supply management to enable our customers to optimize their IT infrastructure and supply chain processes. Our revenues are composed of sales of product and services, lease revenues and fee and other income. Our operations are conducted through two business segments: our technology sales business segment and our financing business segment.

Financial Summary

In recent years, the United States experienced substantial uncertainty in the economic environment, including financial market disruption. A reoccurrence of the economic downturn could cause our current and potential customers to once again delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, a reoccurrence of the economic downturn may adversely affect our access to additional capital.

In 2011, many industry analysts are forecasting an increase in overall IT spending in the U.S. as compared to 2010. We believe that customers are continuing to focus on cost savings initiatives by utilizing technologies such as virtualization and cloud computing, and we continue to provide these and other advanced technology solutions to meet these needs.

During the three months ended September 30, 2011, total revenue increased 12.8% to $262.9 million and total costs and expenses increased 14.1% to $251.0 million, as compared to the same period last fiscal year. During the six months ended September 30, 2011, total revenue increased 12.4% to $474.4 million and total costs and expenses increased 13.7% to $456.3 million.

Gross margin for product and services was 13.9% and 14.4% during the three months ended September 30, 2011 and 2010, respectively, and 14.0% and 14.3% during the six months ended September 30, 2011 and 2010, respectively. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers. Net earnings decreased 10.7% to $7.1 million and 14.7% to $10.8 million as compared to the three months and the six months ended September 30, 2010, respectively. We ramped up hiring in our technology sales business segment to expand our geographical footprint and solutions offering and we experienced lower transaction volumes in our financing business segment. Over the past 12 months, we added 99 personnel in several existing and new locations, and acquired two companies.

Cash and cash equivalents decreased $30.4 million or 40.1% to $45.4 million at September 30, 2011, compared to March 31, 2011. In addition, we continued our share repurchase program during the six months ended September 30, 2011, and repurchased 387,958 shares of our common stock for a total purchase price of $9.7 million.

Business Segment Overview

Technology Sales Business Segment

The technology sales business segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology sales business segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our unaudited condensed consolidated statements of operations under sales of product and services and fee and other income. Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with us which stipulate the terms and conditions of our relationship. Some CMAs contain pricing arrangements, and most contain mutual termination for convenience clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 52% and 14%, and 47% and 14%, respectively, of sales of product and services for the three and six months ended September 30, 2011, as compared to 47% and 18%, and 44% and 17%, respectively, of sales of product and services for the three and six months ended September 30, 2010.

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
Advanced Routing and Switching
Advanced Security
ATP Video Surveillance
ATP Cisco Telepresence Video Master Partner
ATP Rich Media Communications
Master Security Specialization
Master UC Specialization
Master Managed Services Partner
Citrix Systems, Inc.	Citrix Gold (National)
EMC	Velocity Premier Level
Hewlett Packard	HP Preferred Elite Partner (National)
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
Microsoft	Microsoft Gold (National)
NetApp	NetApp STAR Partner
Oracle Gold Partner	Sun SPA Executive Partner (National)
Sun National Strategic DataCenterAuthorized
VMware	National Premier Partner

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

Financing Business Segment

The financing business segment offers lease financing solutions to corporations and governmental entities nationwide. The financing business segment derives revenue from leasing primarily IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under lease revenues in our unaudited condensed consolidated statements of operations.

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

We account for the transfer of lease payments and notes receivables that meet the definition of financial assets and certain criteria outlined in Transfers and Servicing in the Codification, including surrender of control, as sales for financial reporting purposes. The net gain on the transfer of these financial assets is recognized in lease revenues in our unaudited condensed consolidated statements of operations.

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

In September 2011, the FASB issued an update to amend Intangibles-Goodwill and Other in the Codification. While this amendment does not change the calculation of goodwill impairment, it simplifies how companies test goodwill for impairment.  Under this amendment, a company would be permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the fair value of a reporting unit is more than the carrying account, it is not necessary to perform the two-step goodwill impairment test described in Intangibles-Goodwill and Other in the Codification. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This update is effective for us beginning on April 1, 2012.

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

We also sell services that are performed in conjunction with product sales. We adopted ASU 2009-13 Revenue Recognition on a prospective basis on April 1, 2011. For bundled arrangements entered into after March 31, 2011, we allocated the total arrangement consideration to the deliverables based on an estimated selling price of our products and services. We determined the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services. Revenue for the sales of products is generally recognized upon delivery to the customers and revenue for the services is generally recognized when the services are complete, which normally occurs within 90 days after the products are delivered to the customer.

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

We will perform our impairment test of goodwill in the third quarter of fiscal 2012.

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

RESULTS OF OPERATIONS

Three and Six Months Ended September 30, 2011 Compared to Three and Six Months Ended September 30, 2010

Technology Sales Business Segment

The results of operations for our technology sales business segment for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2011	2010	Change		2011	2010	Change
Sales of product and services	$252,688	$221,275	$31,413	14.2%	$454,654	$396,885	$57,769	14.6%
Fee and other income	2,128	2,074	54	2.6%	4,037	4,275	(238)	(5.6%)
Patent settlement income	-	125	(125)	-	-	125	(125)	-
Total revenues	254,816	223,474	31,342	14.0%	458,691	401,285	57,406	14.3%

Cost of sales, products and services	217,624	189,427	28,197	14.9%	390,943	340,266	50,677	14.9%
Professional and other fees	1,986	3,342	(1,356)	(40.6%)	4,060	6,579	(2,519)	(38.3%)
Salaries and benefits	21,717	18,138	3,579	19.7%	42,379	35,281	7,098	20.1%
General and administrative	4,267	3,320	947	28.5%	8,034	6,138	1,896	30.9%
Segment earnings	9,222	9,247	(25)	(0.3%)	13,275	13,021	254	2.0%
Interest and financing costs	19	23	(4)	(17.4%)	39	47	(8)	(17.0%)
Total costs and expenses	245,613	214,250	31,363	14.6%	445,455	388,311	57,144	14.7%
Earnings before provision for income taxes	$9,203	$9,224	$(21)	(0.2%)	$13,236	$12,974	$262	2.0%

Total revenues. Total revenues during the three months ended September 30, 2011 were $254.8 million compared to $223.5 million during the three months ended September 30, 2010, an increase of 14.0%. Total revenues increased 14.3% to $458.7 million during the six months ended September 30, 2011 as compared to the same period last fiscal year. The increase in revenues for the quarter and year to date periods was due to investments made over the last twelve months to improve our product and service offerings and expand our geographical footprint, the adoption of the new revenue recognition guidance, and other increases primarily driven by customer demand. On April 1, 2011, we implemented new revenue recognition guidance for multiple deliverable arrangements and recognized $12.0 million and $16.9 million of revenues for the three and six months ended September 30, 2011 for products that were delivered during the periods that were sold together with services. Refer to Note 6, “Revenue Arrangements with Multiple Deliverables,” for additional information. Prior to the adoption of this standard, we would have deferred the product revenue and costs until the services were completed. The sequential and year over year change in sales of products and services is summarized below:

	Sequential	Year over Year
September 30, 2010	26.0%	40.9%
December 31, 2010	(1.1%)	34.4%
March 31, 2011	(8.1%)	21.3%
June 30, 2011	0.4%	15.0%
September 30, 2011	25.1%	14.2%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the twelve months ended September 30, 2011 and 2010 were $49.2 million and $45.9 million, respectively. In addition, we had deferred revenue of $17.9 million at September 30, 2011, compared to $32.8 million at September 30, 2010, relating to bundled hardware and service arrangements that were not completed at September 30, 2011.

Total costs and expenses. Total costs and expenses for the three months ended September 30, 2011 increased $31.4 million or 14.6%, to $245.6 million. Total costs and expenses for the six months ended September 30, 2011 increased 14.7% to $445.5 million compared to $388.3 million during the same period last year. These increases corresponded to the increases in cost of sales, products and services, salaries and benefits and general and administrative expenses, partially offset by a reduction in professional and other fees. The increase in cost of sales, products and services was generally consistent with the increase in sales of products and services. Our gross margin on sales of products and services was 13.9% and 14.4% during the three months ended September 30, 2011 and 2010, respectively, and 14.0% and 14.3% during the six months ended September 30, 2011 and 2010, respectively. Our gross margin was affected by the mix between products and services, vendor incentives earned, and competitive pricing pressures. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Professional and other fees totaled $2.0 million during the three months ended September 30, 2011, a decrease of 40.6% from $3.3 million during the same period last year. Professional and other fees totaled $4.1 million during the six months ended September 30, 2011, a decrease of 38.3% from $6.6 million during the same period last year. These decreases are primarily due to legal and other fees related to the patent infringement litigation, which were $0.7 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, and $1.9 million and $4.4 million for the six months ended September 30, 2011 and 2010, respectively. These types of patent infringement cases are complex in nature, are likely to have significant expenses associated with them. We cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Salaries and benefits expense increased 19.7% to $21.7 million and 20.1% to $42.4 million during the three and six months ended September 30, 2011, respectively. This increase was driven by increases in the number of employees and commission expenses. Our technology sales business segment had 700 employees as of September 30, 2011, an increase of 102 from 598 at September 30, 2010. Substantially all of the increase relates to sales, marketing and engineering personnel. We continue to invest in sales and support personnel through hiring and strategic acquisitions in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expenses increased due to the increase in the sales of products and services during the three and six months ended September 30, 2011.

General and administrative expenses increased $947 thousand, or 28.5% and $1.9 million, or 30.9% during the three and six months ended September 30, 2011, respectively, partially due to the acquisitions of NCC and Interchange Technologies, Inc. (“ITI Technologies”) in June 2011 and November 2010, respectively, as well as higher travel and other expenses associated with the increase in sales and support personnel.

Segment earnings before provision for income taxes. As a result of the foregoing, segment earnings decreased $21 thousand, or 0.2% to $9.2 million for the three months ended September 30, 2011. Segment earnings increased $262 thousand, or 2.0% to $13.2 million for the six months ended September 30, 2011.

Financing Business Segment

The results of operations for our financing business segment for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,				Six Months Ended September 30,
	2011	2010	Change		2011	2010	Change
Lease revenue	$7,305	$8,835	$(1,530)	(17.3%)	$14,739	$19,264	$(4,525)	(23.5%)
Fee and other income	729	708	21	3.0%	$964	1,485	(521)	(35.1%)
Total revenues	8,034	9,543	(1,509)	(15.8%)	15,703	20,749	(5,046)	(24.3%)

Direct lease costs	2,078	1,856	222	12.0%	4,174	4,690	(516)	(11.0%)
Professional and other fees	369	359	10	2.8%	720	649	71	10.9%
Salaries and benefits	2,373	2,459	(86)	(3.5%)	4,717	5,366	(649)	(12.1%)
General and administrative	240	333	(93)	(27.9%)	506	660	(154)	(23.3%)
Segment earnings	2,974	4,536	(1,562)	(34.4%)	5,586	9,384	(3,798)	(40.5%)
Interest and financing costs	329	673	(344)	(51.1%)	691	1,435	(744)	(51.8%)
Total costs and expenses	5,389	5,680	(291)	(5.1%)	10,808	12,800	(1,992)	(15.6%)
Earnings before provision for income taxes	$2,645	$3,863	$(1,218)	(31.5%)	$4,895	$7,949	$(3,054)	(38.4%)

Total revenues. Total revenues decreased by $1.5 million, or 15.8%, to $8.0 million for the three months ended September 30, 2011, as compared to the prior year. Lease revenues decreased $1.5 million, or 17.3% as compared to the prior year, due to a reduction in the net gain on sales of off lease equipment coupled with decreases in earnings from our lease portfolio. Lease revenues decreased $4.5 million, or 23.5% to $14.7 million for the six months ended September 30, 2011, compared to the same period last year, due to a decreases in the net gain on sales of leases and leased equipment of $2.0 million, a decrease in our lease portfolio earnings due to a reduction in our portfolio, as well as decreases in other lease income. At September 30, 2011, we had $108.9 million of investment in leases, compared to $124.7 million at September 30, 2010, a decrease of $15.8 million or 12.7%. The decrease in the lease portfolio was due to lease terminations, cash collections and transfers of leases, partially offset by the addition of new leases. Fee and other income for the three months ended September 30, 2011 was consistent with prior period, however it decreased $521 thousand for the six months ended September 30, 2011 due to decreases in remarketing fees.

Total costs and expenses. During the three months ended September 30, 2011, total costs and expenses decreased 5.1% to $5.4 million, compared to the same period last year, due to decreases in interest and financing costs, general and administrative expenses and salaries and benefits, offset by increases in direct lease costs. Direct lease costs increased 12.0% to $2.1 million during the three months ended September 30, 2011. This increase was primarily due to an increase in amortization of indirect lease cost and our provision for credit losses. During the six months ended September 30, 2011, total costs and expenses decreased 15.6% to $10.8 million as compared to the same period last year, mostly driven by decreases in direct lease costs, salaries and benefits and interest and financing cost. Direct lease costs decreased 11.0% to $4.2 million during the six months ended September 30, 2011. This decrease was due to a decrease in depreciation of our operating leases and a decrease in our provision for credit losses.

Salaries and benefits expense decreased 3.5% to $2.4 million and 12.1% to $4.7 million during the three and six months ended September 30, 2011, respectively, as compared to September 30, 2010 primarily due to decreases in accrued bonus and commission expenses.

Interest and financing costs decreased $344 thousand, or 51.1% and $744 thousand, or 51.8% during the three and six months ended September 30, 2011, respectively, as compared to the same period last year. These decreases were primarily the result of lower non-recourse note balances as we utilized our cash for new leases, thus funding fewer leases with non-recourse notes payable, which decreased 44.4% to $23.0 million at September 30, 2011 as compared to $41.3 million at September 30, 2010.

Segment earnings before provision for income taxes. As a result of the foregoing, segment earnings decreased $1.2 million, or 31.5%, to $2.6 million for the three months ended September 30, 2011. Segment earnings were $4.9 million for the six months ended September 30, 2011, a decrease of 38.4%, as compared to $7.9 million during the six months ended September 30, 2010.

Consolidated

Income taxes. Our provision for income tax expense decreased $0.4 million to $4.8 million for the three months ended September 30, 2011, and $0.9 million to $7.4 million for the six months ended September 30, 2011. Our effective income tax rate for the three and six months ended September 30, 2011 was 40.4% and 40.6%, as compared to 39.6% and 39.7% for the three and six months ended September 30, 2010. The change in our effective income tax rate was due to increases in our state apportionment factors.

Net earnings. The foregoing resulted in net earnings of $7.1 million for the three months ended September 30, 2011, a decrease of 10.7%, as compared to $7.9 million during the three months ended September 30, 2010. Net earnings were $10.8 million for the six months ended September 30, 2011, a decrease of 14.7%, as compared to $12.6 million during the six months ended September 30, 2010.

Basic and fully diluted earnings per common share were $0.87 and $0.85 for the three months ended September 30, 2011, respectively, as compared to $0.97 and $0.94, for the three months ended September 30, 2010. Basic and fully diluted earnings per common share were $1.31 and $1.28 for the six months ended September 30, 2011, respectively, as compared to $1.55 and $1.51, for the six months ended September 30, 2010.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2011 were 8,153,495 and 8,327,748, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2010 were 8,131,088 and 8,384,154, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2011 were 8,230,022 and 8,422,099, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2010 were 8,127,228 and 8,348,346, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility from GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-45 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance of recourse notes payable at September 30, 2011 or March 31, 2011, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(20,125)	$(21,824)
Net cash used in investing activities	(2,613)	(4,610)
Net cash (used in) provided by financing activities	(7,592)	9,653
Effect of exchange rate changes on cash	(20)	(9)
Net decrease in cash and cash equivalents	$(30,350)	$(16,790)

Cash flows from operating activities. Cash used in operating activities totaled $20.1 million during the six months ended September 30, 2011, compared to $21.8 million during the same period last year. Cash used in operations during the six months ended September 30, 2011 resulted primarily from increases in accounts receivable-net of $30.3 million which is due to the increase in sales of products and services.

Cash flows from investing activities. Cash used in investing activities were $2.6 million during the six months ended September 30, 2011, compared to $4.6 million during the same period last year. Cash used in investing activities during the six months ended September 30, 2011 was primarily driven by the acquisition of NCC of $3.5 million and purchases of property, equipment and operating lease equipment of $3.1 million, partially offset by a net increase of cash flow from the issuance, repayments and transfer of notes receivable of $2.9 million.

Cash flows from financing activities. Cash used in financing activities was $7.6 million during the six months ended September 30, 2011, compared to cash provided by financing activities of $9.6 million during the same period last year. Cash used in financing activities during the six months ended September 30, 2011was primarily due to repurchases of our common stock of $10.0 million, partially offset by net borrowings from non-recourse notes payable of $2.0 million.

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

The non-GAAP financial measure for our cash flows from operating activities for the six months ended September 30, 2011 and 2010 is as follows (in thousands):

	Six Months Ended September 30,
	2011	2010
GAAP: net cash used in operating activities	$(20,125)	$(21,824)
Principal payments from lessees directly to lenders	8,627	15,164
Non-GAAP: adjusted net cash used in operating activities	$(11,498)	$(6,660)

The non-GAAP financial measure for our cash flows from financing activities for the six months ended September 30, 2011 and 2010 is as follows (in thousands):

	Six Months Ended September 30,
	2011	2010
GAAP: net cash (used in) provided by financing activities	$(7,592)	$9,653
Principal payments from lessees directly to lenders	(8,627)	(15,164)
Non-GAAP: adjusted net cash used in financing activities	$(16,219)	$(5,511)

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

The financing necessary to support our leasing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At September 30, 2011, our non-recourse notes payable portfolio decreased 22.4% to $23.0 million, as compared to $29.6 million at March 31, 2011.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of September 30, 2011, the facility had an aggregate limit of the two components of $125.0 million with an accounts receivable sub-limit of $30.0 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2011. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products, is in part financed through a floor plan component in which interest expense for the first 30 to 45 days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our unaudited condensed consolidated balance sheets, as they are normally repaid within the 30 to 45-day time frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the 30 to 45-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2011	Balance as of September 30, 2011	Maximum Credit Limit at March 31, 2011	Balance as of March 31, 2011
$125,000	$63,760	$125,000	$63,845

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at September 30, 2011 or March 31, 2011, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which will mature on October 26, 2012. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of September 30, 2011, we have no outstanding balance on this credit facility.

Performance Guarantees

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations. We are in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of September 30, 2011, we were not involved in any unconsolidated special purpose entity transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of September 30, 2011, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

We have operations in Canada and Iceland. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and Icelandic krona. To date, our Canadian and Icelandic operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Cyberco Related Matters

We have been involved in several matters relating to a former customer named Cyberco Holdings, Inc. (“Cyberco”). The Cyberco principals were perpetrating a scam, and at least five principals have pled guilty to criminal conspiracy and/or related charges, including bank fraud, mail fraud and money laundering. We have previously disclosed our losses relating to Cyberco, and are pursuing avenues to recover those losses.

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

Other Matters

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson’s request to stay the injunction was denied, however, Lawson has appealed the trial court’s ruling. We have filed a motion seeking a finding that Lawson is in contempt of the injunction. We anticipate that a hearing on that motion will be held in December 2011, however, court calendars are inherently unpredictable and we cannot predict whether the hearing date will change or when the court will issue a ruling on that motion. We also intend to appeal the trial court’s evidentiary ruling which precluded us from seeking monetary damages.

We may become party to various legal proceedings arising in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, and claims related to alleged violations of laws and regulations. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

Item 1A. Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2011.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2011 to April 30, 2011	-	-	-	488,640	(2)
May 1, 2011 to May 31, 2011	-	-	-	488,640	(3)
June 1, 2011 to June 30, 2011	68,826	$24.51	66,680	421,960	(4)
July 1, 2011 to July 31, 2011	85,136	$27.21	85,136	336,824	(5)
August 1, 2011 to August 31, 2011	102,413	$24.76	90,017	246,807	(6)
September 1, 2011 to September 15, 2011	37,019	$23.92	37,019	209,788	(7)
September 16, 2011 to September 30, 2011	109,106	$23.92	109,106	390,894	(8)

(1)	All shares acquired were in open-market purchases, except for 14,542 shares, which were repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
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

(5)
The share purchase authorization in place for the month ended July 31, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2011, the remaining authorized shares to be purchased were 336,824.

(6)
The share purchase authorization in place for the month ended August 31, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2011, the remaining authorized shares to be purchased were 246,807.

(7)
The share purchase authorization in place for the period from September 1 to September 15, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of September 15, 2011, the remaining authorized shares to be purchased were 209,788.

(8)
On August 15, 2011 our Board authorized a share repurchase plan commencing on September 16, 2011. The share purchase authorization in place for the period from September 16 to September 30, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2011, the remaining authorized shares to be purchased were 390,894.

The timing and expiration date of the stock repurchase authorizations are included in Note 11, “Share Repurchase” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4.  (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Amended 2008 Non-Employee Director Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2011).

10.2
Form of Award Agreement – Restricted Stock Award Agreement (for awards granted on or after September 23, 2011) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 26, 2011).

10.3
Form of Award Agreement – Restricted Stock Award Agreement (director quarterly grants only for awards granted on or after September 23, 2011) (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 26, 2011).

10.4
Form of Award Agreement – Restricted Stock Unit Award Agreement (for awards granted on or after September 23, 2011) (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 26, 2011).

10.5
Employment Agreement dated September 27, 2011, by and between ePlus inc. and Phillip G. Norton (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2011).

10.6
Employment Agreement dated September 27, 2011, by and between ePlus inc. and Elaine D. Marion (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 28, 2011).

10.7
Employment Agreement dated September 27, 2011, by and between ePlus inc. and Mark P. Marron (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 28, 2011).

10.8
Employment Agreement dated September 27, 2011, by and between ePlus inc. and Bruce M. Bowen (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 28, 2011).

10.9
Employment Agreement dated September 27, 2011, by and between ePlus inc. and Steven J. Mencarini (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 28, 2011).

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

ePlus inc.

Date: November 4, 2011	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2011	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)