Form 10-Q
period 2011-12-31
EPLUS INC
filed 2012-02-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of common stock outstanding as of January 31, 2012 was 7,996,261.

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

●	managing a diverse product set of solutions in highly competitive markets;
●	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
●	adapting to meet changes in markets and competitive developments;
●	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
●	integrating with external IT systems, including those of our customers and vendors; and
●	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
●	our ability to hire and retain sufficient qualified personnel;
●	a decrease in the capital spending budgets of our customers or purchases from us;
●	our ability to protect our intellectual property;
●	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
●	the possibility of goodwill impairment charges in the future;
●	uncertainty and volatility in the global economy and financial markets;
●	changes in the IT industry;
●	our ability to raise capital, maintain or increase as needed our line of credit or floor planning facilities, or obtain non-recourse financing for our transactions;
●	our ability to realize our investment in leased equipment;
●	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors;
●	our ability to successfully integrate acquired businesses;
●	reduction of manufacturer incentive programs; and
●	significant changes in accounting guidance related to the financial reporting of leases, which could impact the demand for our leasing services.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2011	As of March 31, 2011
ASSETS	(in thousands)

Cash and cash equivalents	$54,055	$75,756
Accounts receivable—net	171,665	121,771
Notes receivable—net	6,077	5,843
Inventories—net	15,942	9,062
Investment in leases and leased equipment—net	120,258	118,308
Property and equipment—net	1,962	1,817
Other assets	22,175	38,415
Goodwill	22,283	18,604
TOTAL ASSETS	$414,417	$389,576

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$4,233	$7,250
Accounts payable—trade	30,815	14,821
Accounts payable—floor plan	82,989	63,845
Salaries and commissions payable	8,892	8,065
Accrued expenses and other liabilities	42,909	49,414
Non-recourse notes payable	23,418	29,592
Deferred tax liability	4,698	4,227
Total Liabilities	197,954	177,214

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock, $.01 par value; 25,000,000 shares authorized; 12,686,422 issued and 8,024,555 outstanding at December 31, 2011 and 12,456,819 issued and 8,519,189 outstanding at March 31, 2011	127	125
Additional paid-in capital	93,077	89,792
Treasury stock, at cost, 4,661,867 and 3,937,630 shares, respectively	(64,577)	(45,998)
Retained earnings	187,434	167,924
Accumulated other comprehensive income—foreign currency translation adjustment	402	519
Total Stockholders' Equity	216,463	212,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$414,417	$389,576

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(amounts in thousands, except shares and per share data)

Sales of product and services	$260,891	$218,844	$715,545	$615,729
Lease revenue	9,028	8,537	23,767	27,801
Fee and other income	2,686	2,598	7,687	8,358
Patent settlement income	-	-	-	125

TOTAL REVENUES	272,605	229,979	746,999	652,013

COSTS AND EXPENSES

Cost of sales, product and services	222,180	185,018	613,123	525,284
Direct lease costs	2,245	2,153	6,419	6,843
	224,425	187,171	619,542	532,127

Professional and other fees	2,938	3,709	7,718	10,937
Salaries and benefits	25,596	21,506	72,692	62,153
General and administrative expenses	4,878	3,704	13,418	10,502
Interest and financing costs	334	585	1,064	2,067
	33,746	29,504	94,892	85,659

TOTAL COSTS AND EXPENSES (1)	258,171	216,675	714,434	617,786

EARNINGS BEFORE PROVISION FOR INCOME TAXES	14,434	13,304	32,565	34,227

PROVISION FOR INCOME TAXES	5,691	5,755	13,055	14,056

NET EARNINGS	$8,743	$7,549	$19,510	$20,171

NET EARNINGS PER COMMON SHARE—BASIC	$1.12	$0.91	$2.41	$2.47
NET EARNINGS PER COMMON SHARE—DILUTED	$1.10	$0.89	$2.35	$2.41

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	7,818,666	8,251,715	8,092,404	8,170,866
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	7,970,368	8,451,130	8,292,176	8,383,415

(1)	Includes amount to related parties of $482 thousand for the nine months ended December 31, 2010.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2011	2010
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$19,510	$20,171

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,319	6,864
Reserves for credit losses and sales returns	873	181
Provision for (recovery of) inventory allowances and inventory returns	(373)	698
Share-based compensation expense	1,736	874
Excess tax benefit from exercise of stock options	(965)	(233)
Tax benefit from stock-based compensation	-	438
Deferred taxes	471	(49)
Payments from lessees directly to lenders—operating leases	(2,978)	(4,039)
Gain on sale of property, equipment and operating leases	(1,292)	(911)
Gain on sale of notes receivable	(2,536)	-
Excess increase in cash value of life insurance	(94)	(73)
Other	256	-
Changes in:
Accounts receivable—net	(50,134)	(29,727)
Notes receivable	(1,130)	1,011
Inventories—net	(6,460)	(13,018)
Investment in direct financing and sale-type leases—net	(12,736)	15,830
Other assets	17,939	(9,771)
Accounts payable—equipment	(3,003)	(33,981)
Accounts payable—trade	15,780	1,219
Salaries and commissions payable, accrued expenses and other liabilities	(6,686)	11,883
Net cash used in operating activities	(24,503)	(32,633)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	1,940	3,702
Purchases of property, equipment and operating lease equipment	(6,980)	(12,702)
Issuance of notes receivable	(39,676)	-
Repayments of notes receivable	14,422	-
Proceeds from sales of notes receivable	28,596	-
Premiums paid on life insurance	(93)	(105)
Cash used in acquisitions, net of cash acquired	(3,514)	(1,761)
Net cash used in investing activities	(5,305)	(10,866)

	Nine Months Ended December 31,
	2011	2010
Cash Flows From Financing Activities:	(in thousands)

Borrowings of non-recourse notes payable	6,460	8,570
Repayments of non-recourse and recourse notes payable	(468)	(5,190)
Repurchase of common stock	(18,579)	(2,542)
Proceeds from issuance of capital stock through option exercise	586	2,902
Excess tax benefit from exercise of stock options	965	233
Net borrowings on floor plan facility	19,144	13,455
Net cash provided by financing activities	8,108	17,428

Effect of exchange rate changes on cash	(1)	(5)

Net Decrease in Cash and Cash Equivalents	(21,701)	(26,076)

Cash and Cash Equivalents, Beginning of Period	75,756	85,077

Cash and Cash Equivalents, End of Period	$54,055	$59,001

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11	$27
Cash paid for income taxes	$7,544	$11,814

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$264	$175
Purchase of operating lease equipment included in accounts payable	$-	$218
Principal payments from lessees directly to lenders	$12,164	$22,276
Vesting of share-based compensation	$1,887	$1,220
Contingent consideration	$1,500	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2011	8,519,189	$125	$89,792	$(45,998)	$167,924	$519	$212,362

Issuance of shares for option exercises	78,900	1	585	-	-	-	586
Excess tax benefit of exercised stock options	-	-	965	-	-	-	965
Effect of share-based compensation, net of forfeitures	150,703	1	1,735	-	-	-	1,736
Purchase of treasury stock	(724,237)	-	-	(18,579)	-	-	(18,579)
Comprehensive income, net of tax:
Net earnings	-	-	-	-	19,510	-	19,510
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-	(117)	(117)
Total comprehensive income							19,393

Balance, December 31, 2011	8,024,555	$127	$93,077	$(64,577)	$187,434	$402	$216,463

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three and nine months ended December 31, 2011 and 2010 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three and nine months ended December 31, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2012 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our 2011 Annual Report, which should be read in conjunction with these interim financial statements.

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

We determined that certain transfers of minimum lease payments and residual values, which were previously presented on a gross basis, should be presented net in accordance with Accounting Standards Codification ("Codification") Topic, Transfers and Servicing, and that sales of certain equipment at the end of a lease, which were previously presented on a gross basis, should be presented on a net basis consistent with the guidance in Codification Topic, Property, Plant and Equipment. Accordingly, we corrected the prior period amounts to conform to this presentation. Total revenues and total costs and expenses for the three months ended December 31, 2010 decreased by $494 thousand. Total revenues and total costs and expenses for the nine months ended December 31, 2010 decreased by $1.9 million.

Certain other prior period balances have been reclassified to conform to the current period presentation.

CONCENTRATIONS OF RISK—Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, accounts receivable, notes receivable and investments in direct financing and sales-type leases. Cash and cash equivalents are maintained principally with financial institutions in the United States, which have high credit ratings. Risk on accounts receivable, notes receivable and investments in direct financing and sales-type leases is reduced by the large number of entities comprising our customer base and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated through the underlying collateral and whether the investment is funded with non-recourse notes payable.

A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 45% and 13%, and 46% and 14%, respectively, of sales of product and services for the three and nine months ended December 31, 2011, as compared to 35% and 20%, and 41% and 18%, respectively, of sales of product and services for the three and nine months ended December 31, 2010.

REVENUE RECOGNITION —On April 1, 2011, we adopted the updates to Revenue Recognition in the Codification Topic issued by the Financial Accounting Standards Board ("FASB") and changed our revenue recognition policies related to bundled hardware and services arrangements. For additional information, refer to Note 6, “Revenue Arrangements with Multiple Deliverables.”

NOTES RECEIVABLE—We finance other assets for our customers including software licenses and services, which are accounted for as notes receivable. Interest income is recognized using the effective interest method and reported within fee and other income in our unaudited condensed consolidated statement of operations.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends Topic 350,  Intangibles-Goodwill and Other in the Codification. While this amendment does not change the calculation of goodwill impairment, it simplifies how companies test goodwill for impairment. Under this amendment, a company would be permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company determines that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, then it is not necessary to perform the two-step goodwill impairment test described in Intangibles-Goodwill and Other in the Codification. The more likely than not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. This update is effective for us beginning on April 1, 2012.  Early adoption is permitted and we early adopted this update on October 1, 2011.  Refer to Note 3, “Goodwill,” for additional information.

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

2. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	December 31,	March 31,
	2011
Investment in direct financing and sales-type leases—net	$98,411	$96,319
Investment in operating lease equipment—net	21,847	21,989
	$120,258	$118,308

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	December 31,	March 31,
	2011
Minimum lease payments	$102,965	$102,449
Estimated unguaranteed residual value (1)	6,967	7,029
Initial direct costs, net of amortization (2)	648	709
Less: Unearned lease income	(10,546)	(12,135)
Less: Reserve for credit losses (3)	(1,623)	(1,733)
Investment in direct financing and sales-type leases—net	$98,411	$96,319

(1)
Includes estimated unguaranteed residual values of $1,581 thousand and $1,666 thousand as of December 31, 2011 and March 31, 2011, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.

(2)	Initial direct costs are shown net of accumulated amortization of $497 thousand and $552 thousand as of December 31, 2011 and March 31, 2011, respectively.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

Our net investment in direct financing and sales-type leases for certain lease agreements serves as collateral for non-recourse equipment notes. See Note 7, “Non-Recourse Notes Payable and Other Financing Arrangements.”We enter into agreements to sell financial assets, which are accounted for as sales under Codification topic, Transfers and Services. Financial assets include lease payments associated with investments in direct financing leases and sales-type leases as well as notes receivables. We recognized a net gain for these sales of $2.2 million and $0.5 million in lease revenues in the unaudited condensed consolidated statement of operations for the three months ended December 31, 2011 and 2010, respectively, and $3.2 million and $2.2 million for the nine months ended December 31, 2011 and 2010, respectively. Total proceeds from the sale of financial assets were $25.8 million and $8.3 million for the three months ended December 31, 2011 and 2010, respectively. Total proceeds from the sale of financial assets were $50.5 million and $61.0 million for the nine months ended December 31, 2011 and 2010, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	December 31,	March 31,
	2011
Cost of equipment under operating leases	$44,366	$44,105
Less: Accumulated depreciation and amortization	(22,519)	(22,116)
Investment in operating lease equipment—net (1)	$21,847	$21,989

(1)	Includes estimated unguaranteed residual values of $7,905 thousand and $8,346 thousand as of December 31, 2011 and March 31, 2011, respectively, for operating leases.

3. GOODWILL

Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. For additional information related to the acquisition of NCC Networks, Inc. (“NCC”) during the nine months ended December 31, 2011, please refer to Note 16, “Business Combination.” The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	Financing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2011
Goodwill	$4,029	$17,515	$4,644	$1,089	$27,277
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
		17,515		1,089	18,604

Acquisition	-	3,679	-	-	3,679

Balance December 31, 2011
Goodwill	4,029	21,194	4,644	1,089	30,956
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance Dectember 31, 2011	$-	$21,194	$-	$1,089	$22,283

On October 1, 2011, we adopted updates to Codification Topic Intangibles – Goodwill and Other, which permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

We analyzed the goodwill allocated to our reporting units above with respect to our reporting units that have goodwill in accordance with the provisions of ASU 2011-08 and concluded that it is not more likely than not that the fair value of all of these reporting units is less than their carrying amounts as of October 1, 2011.

4. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the nine months ended December 31, 2011 and 2010 was as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2011	$944	$94	$1,733	$2,771
Provision for (reduction of) bad debts	385	152	(109)	428
Recoveries	2	-	-	2
Write-offs and other	(262)	-	(2)	(264)
Balance December 31, 2011	$1,069	$246	$1,622	$2,937

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2010	$1,580	$75	$1,930	$3,585
Provision for (reduction of) bad debts	(261)	(69)	198	(132)
Recoveries	12	-	-	12
Write-offs and other	(371)	-	(525)	(896)
Balance December 31, 2010	$960	$6	$1,603	$2,569

Our reserve for credit losses and minimum lease payments associated with our notes receivable and investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	December 31, 2011		March 31, 2011
	Notes Receivable	Lease-Related Assets	Notes Receivable	Lease-Related Assets
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$246	$1,622	$94	$1,733
Ending balance: individually evaluated for impairment	-	-	-	-
Ending balance	$246	$1,622	$94	$1,733

Total receivables:
Ending balance: collectively evaluated for impairment	$6,323	$102,965	$5,937	$102,446
Ending balance: individually evaluated for impairment (1)	-	-	-	3
Ending balance	$6,323	$102,965	$5,937	$102,449

(1)	The net credit exposure for the balance evaluated individually for impairment as of March 31, 2011 was $3 thousand.

As of December 31, 2011, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure
December 31, 2011

High CQR	$107	$1	$229	$337	$992	$62,739	$64,068	$(5,091)	$(1,763)	$57,214
Average CQR	125	7	36	168	244	38,083	38,495	(4,745)	(10,768)	22,982
Low CQR	-	-	-	-	-	402	402	(12)	-	390
Total	$232	$8	$265	$505	$1,236	$101,224	$102,965	$(9,848)	$(12,531)	$80,586

March 31, 2011

High CQR	$1,495	$188	$401	$2,084	$296	$58,962	$61,342	$(5,031)	$(6,658)	$49,653
Average CQR	26	134	18	178	767	40,159	41,104	(6,292)	(9,984)	24,828
Low CQR	-	-	3	3	-	-	3	-	-	3
Total	$1,521	$322	$422	$2,265	$1,063	$99,121	$102,449	$(11,323)	$(16,642)	$74,484

As of December 31, 2011, the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total
December 31, 2011

High CQR	$315	$-	$-	$315	$167	$2,873	$3,355
Average CQR	-	-	220	220	69	2,592	2,881
Low CQR	-	-	-	-	-	-	-
Total	$315	$-	$220	$535	$236	$5,465	$6,236

March 31, 2011

High CQR	$-	$-	$-	$-	$-	$4,119	$4,119
Average CQR	-	145	-	145	70	1,603	1,818
Low CQR	-	-	-	-	-	-	-
Total	$-	$145	$-	$145	$70	$5,722	$5,937

We estimate losses on our net credit exposure to be between 0%-5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2%-25% for customers with average CQR, and between 50%-100% for customers with low CQR, which includes customers in bankruptcy.

5. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	December 31,	March 31,
	2011

Deferred costs related to sales of bundled hardware and services	$7,778	$26,584
Prepaid assets	1,777	4,170
Other	12,620	7,661
Other assets	$22,175	$38,415

	December 31,	March 31,
	2011

Deferred revenue related to sales of bundled hardware and services	$12,317	$30,277
Deferred revenue- other	4,461	6,250
Other	26,131	12,887
Accrued expenses and other liabilities	$42,909	$49,414

Deferred costs related to bundled hardware and service and deferred revenue related to bundled hardware and service are related to arrangements that were entered into prior to the adoption of the update to Revenue Recognition on April 1, 2011, and not completed as of December 31, 2011. Other assets include deferred costs and certain intangible assets. Other liabilities include accrued expenses, accrued taxes, lease rental payments due to third parties, and contingent consideration related to the NCC acquisition.

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

Summarized below is what our reported revenues and earnings before tax for the three and nine months ended December 31, 2011 would have been had we continued to account for these multiple deliverables arrangements as a single unit of accounting and deferred the product and service revenue until the services were complete (in thousands):

	Three Months Ended December 31, 2011			Nine Months Ended December 31, 2011
	Total revenues	Total costs and expenses	Earnings before provision for tax	Total revenues	Total costs and expenses	Earnings before provision for tax
As reported	$272,605	$258,171	$14,434	$746,999	$714,434	$32,565
Pro forma	$260,977	$249,017	$11,960	$718,513	$690,585	$27,928

7. NON-RECOURSE NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

Non-recourse obligations consist of the following (in thousands):

	December 31,	March 31,
	2011
Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 2.58% to 9.5% at December 31, 2011 and March 31, 2011	$23,418	$29,592

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 5.39% and 5.84%, as of December 31, 2011 and March 31, 2011, respectively. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against us.

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility from GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology sales business segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $83.0 million and $63.8 million as of December 31, 2011 and March 31, 2011, respectively. Under the accounts receivable component, we had no outstanding balances as of December 31, 2011 and March 31, 2011. As of December 31, 2011, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at the Wall Street Journal U.S. Prime rate less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. Management believes we were in compliance with these covenants as of December 31, 2011. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

On October 26, 2009, we entered into an agreement with 1st Commonwealth Bank of Virginia to provide us with a $0.5 million credit facility, which matures on October 26, 2012. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of December 31, 2011, we have no outstanding balance on this credit facility.

8. RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2011, we leased approximately 55,880 square feet for use as our principal headquarters. Through September 21, 2010, the headquarters building was owned by Norton Building 1, LLC, a limited liability company owned in part by Mr. Norton’s spouse and in part by his children. Mr. Norton, our President and Chief Executive Officer, had no managerial or executive role in Norton Building 1, LLC. We entered into amendments to the office lease agreement (“the amended lease”) on June 18, 2009, and June 22, 2010. The term of the amended lease began on January 1, 2010, and will continue through December 31, 2014. In addition, we have the right to terminate the lease, with no penalty fee, on December 31, 2012 in the event that the facility no longer meets our needs, by giving six months’ prior written notice. To the extent required by our Related Person Transactions Policy, the amendments to the lease were approved by the Nominating and Corporate Governance Committee in accordance with such Policy, and subsequently approved by our Board of Directors, with Mr. Norton abstaining.

On September 21, 2010, Norton Building 1, LLC sold the headquarters building to an unrelated third party. Rent paid subsequent to the sale was paid to that third party. The sale does not impact any aspect of our lease. However, in connection with the sale of the headquarters building, the buyer deposited $600 thousand of the purchase price into an escrow account, which will be payable to Norton Building 1, LLC in the event we do not exercise our right to terminate the lease on December 31, 2012.

The annual base rent, which includes an expenses factor, is $20.84 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter. Prior to the sale of the headquarters building, we paid Norton Building 1, LLC a monthly payment of approximately $96 thousand, which included operating expenses. Due to the sale of the headquarters building on September 21, 2010, we made no payments to Norton Building 1, LLC during the three and nine months ended December 31, 2011 and the three months ended December 31, 2010. We paid rent, which included operating expenses, to Norton Building 1, LLC, in the amount of $482 thousand for the nine months ended December 31, 2010.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 19, 2009, we filed a complaint in the United States District Court for the Eastern District of Virginia (the “trial court”) against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. During July and August 2009, we entered into settlement and license agreements with three of the defendants. We obtained a jury verdict against the remaining defendant, Lawson Software, Inc. (“Lawson”) on January 27, 2011. The jury unanimously found that Lawson infringed certain ePlus patents relating to electronic procurement systems, and additionally found that all ePlus patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson requested that the appellate court stay the injunction, and the request was denied. Lawson has filed an appeal of the trial court’s ruling. We are seeking a ruling that Lawson is in contempt of the injunction order. We anticipate that an evidentiary hearing on that motion will be held the week of February 27, 2012, and oral argument will be held in the end of April 2012; however, court calendars are inherently unpredictable and we cannot predict whether any court date will change or when the court will issue a ruling on that motion. We also appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. While we believe that we have a basis for our claims, these types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict whether we will be successful in our claim for a contempt finding or damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed on our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2011 and December 31, 2010 (in thousands, except per share data).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net earnings available to common shareholders—basic and diluted	$8,743	$7,549	$19,510	$20,171

Weighted average shares outstanding — basic	7,819	8,252	8,092	8,171
Effect of dilutive shares	151	199	200	212

Weighted average shares outstanding — diluted	7,970	8,451	8,292	8,383

Earnings per common share:
Basic	$1.12	$0.91	$2.41	$2.47
Diluted	$1.10	$0.89	$2.35	$2.41

All unexercised stock options were included in the computations of diluted earnings per share for the three and nine months ended December 31, 2011 and 2010.

11. SHARE REPURCHASE

On August 15, 2011, our Board authorized a new share repurchase plan which authorized share repurchases up to 500,000 shares over a 12-month period commencing on September 16, 2011. Since the commencement of the plan through November 14, 2011, we purchased 403,458 shares. On November 15, 2011, our Board amended the share repurchase plan to authorize share repurchases of up to 500,000 shares commencing November 15, 2011. The amended plan is scheduled to expire on September 15, 2012. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the nine months ended December 31, 2011, we repurchased 705,403 shares of our outstanding common stock at an average cost of $25.68 per share for a total purchase price of $18.1 million. Since the inception of our initial repurchase program on September 20, 2001 to December 31, 2011, we have repurchased 4.6 million shares of our outstanding common stock at an average cost of $13.79 per share for a total purchase price of $63.9 million.

12. SHARE-BASED COMPENSATION

Share-Based Plans

We have issued share-based awards under the following plans: (1) the 1998 Long-Term Incentive Plan (the “1998 LTIP”), (2) Amendment and Restatement of the 1998 Stock Incentive Plan (2001) (the “Amended LTIP (2001)”), (3) Amendment and Restatement of the 1998 Stock Incentive Plan (2003) (the “Amended LTIP (2003)”), (4) the 2008 Non-Employee Director Long-Term Incentive Plan, original and as amended (“2008 Director LTIP”) and (5) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”). Currently, awards are only issued under the 2008 Director LTIP and the 2008 Employee LTIP. Sections of these plans are summarized below.

For a summary of descriptions and vesting periods of the 1998 LTIP, the Amended LTIP (2001), the Amended LTIP (2003), the 2008 Director LTIP and the 2008 Employee LTIP discussed below, please refer to our 2011 Annual Report.

Stock Option Activity

During the three and nine months ended December 31, 2011 and 2010, there were no stock options granted to employees.

A summary of stock option activity during the nine months ended December 31, 2011 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2011	228,900	$6.86 - $15.25	$10.26
Options exercised (1)	(78,900)	$6.86 - $7.90	$7.42
Outstanding, December 31, 2011	150,000	$7.14 - $15.25	$11.75	2.4	$2,479,500

Vested at December 31, 2011	150,000		$11.75	2.4	$2,479,500
Exercisable at December 31, 2011	150,000		$11.75	2.4	$2,479,500

(1)	The total intrinsic value of stock options exercised during the nine months ended December 31, 2011 was $1.4 million.

Additional information regarding stock options outstanding as of December 31, 2011 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining (in years)

$7.14 - $9.00	30,000	$7.14	1.3
$9.01 - $13.50	80,000	$11.74	3.2
$13.51 - $15.25	40,000	$15.23	1.8

$7.14 - $15.25	150,000	$11.75	2.4

We issue shares from our authorized but unissued common stock to satisfy stock option exercises. At December 31, 2011, all of our options were vested.

Restricted Stock Activity

As of December 31, 2011, we granted 86,441 restricted shares under the 2008 Director LTIP, and 357,570 restricted shares under the 2008 Employee LTIP. A summary of the nonvested restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2011	213,689	$17.54
Granted	151,870	$23.19
Vested	(88,039)	$17.26
Forefeited	(1,167)	$20.17
Nonvested December 31, 2011	276,353	$20.72

Upon each vesting period of the restricted stock awards, participants may be subject to minimum tax withholding obligations. The 2008 Director LTIP and 2008 Employee LTIP allows us to withhold a sufficient number of shares due to the participant to satisfy his minimum tax withholding obligations. As of December 31, 2011, we withheld 27,955 shares of common stock at a value of $691 thousand, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended December 31, 2011 and 2010, we recognized $656 thousand and $383 thousand, respectively, of total share-based compensation expense. During the nine months ended December 31, 2011 and 2010, we recognized $1.7 million and $874 thousand, respectively, of total share-based compensation expense. At December 31, 2011, all options were vested; therefore, there is no unrecognized compensation expense. Unrecognized compensation expense related to nonvested restricted stock was $4.6 million, which will be fully recognized over the next 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are discretionary, and determined and paid by us annually at calendar year end. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For the three months ended December 31, 2011 and 2010, our expenses for the plan were $200 thousand and $114 thousand, respectively. For the nine months ended December 31, 2011 and 2010, our expenses for the plan were $617 thousand and $317 thousand, respectively.

13. INCOME TAXES

As of December 31, 2011, our gross liability related to uncertain tax positions was $316 thousand. At December 31, 2011, if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $421 thousand. We recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our unaudited condensed consolidated statements of operations include interest of $4 thousand and $14 thousand for the three and nine months ended December 31, 2011, and $8 thousand and $24 thousand, respectively, for the same periods last year. We did not recognize any additional penalties. We had $176 thousand and $152 thousand accrued for the payment of interest at December 31, 2011 and 2010, respectively.

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

The following table summarizes the fair value hierarchy of our financial instruments and contingent liability (in thousands):

	Fair Value Measurement Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:
Non-recourse notes payable	$23,418	$-	$23,551	$-	$(133)
Contingent consideration	$1,820	$-	$-	1,820	$-

	Fair Value Measurement Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:
Non-recourse notes payable	$29,592	$-	$29,504	$-	$88

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

Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the technology sales business segment. Our reportable segment information is as follows (in thousands):

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$260,891	$-	$260,891	$218,844	$-	$218,844
Lease revenues	-	9,028	9,028	-	8,537	8,537
Fee and other income	1,755	931	2,686	2,070	528	2,598
Total revenues	262,646	9,959	272,605	220,914	9,065	229,979

Cost of sales	222,180	-	222,180	185,018	-	185,018
Direct lease costs	-	2,245	2,245	-	2,153	2,153
Professional and other fees	2,546	392	2,938	3,339	370	3,709
Salaries and benefits	22,923	2,673	25,596	19,078	2,428	21,506
General and administrative expenses	4,594	284	4,878	3,379	325	3,704
Segment earnings	10,403	4,365	14,768	10,100	3,789	13,889
Interest and financing costs	19	315	334	19	566	585
Earnings before provision for income taxes	$10,384	$4,050	$14,434	$10,081	$3,223	$13,304
Assets	$242,131	$172,286	$414,417	$218,969	$183,464	$402,433

	Nine Months Ended December 31, 2011			Nine Months Ended December 31, 2010
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$715,545	$-	$715,545	$615,729	$-	$615,729
Lease revenues	-	23,767	23,767	-	27,801	27,801
Fee and other income	5,792	1,895	7,687	6,345	2,013	8,358
Patent settlement income	-	-	-	125	-	125
Total revenues	721,337	25,662	746,999	622,199	29,814	652,013

Cost of sales	613,123	-	613,123	525,284	-	525,284
Direct lease costs	-	6,419	6,419	-	6,843	6,843
Professional and other fees	6,607	1,111	7,718	9,919	1,018	10,937
Salaries and benefits	65,303	7,389	72,692	54,359	7,794	62,153
General and administrative expenses	12,629	789	13,418	9,517	985	10,502
Segment earnings	23,675	9,954	33,629	23,120	13,174	36,294
Interest and financing costs	57	1,007	1,064	65	2,002	2,067
Earnings before provision for income taxes	$23,618	$8,947	$32,565	$23,055	$11,172	$34,227
Assets	$242,131	$172,286	$414,417	$218,969	$183,464	$402,433

Included in the technology sales business segment above are inter-segment accounts payable of $39.3 million and $44.1 million as of December 31, 2011 and 2010, respectively. Included in the financing business segment above are inter-segment accounts receivable of $39.3 million and $44.1 million as of December 31, 2011 and 2010, respectively.

Our technology sales business segment sells products to our financing business segment. For the three and nine months ended December 31, 2011, we eliminated revenue of $0.6 million and $1.5 million, respectively, in our technology sales business segment as a result of these intersegment transactions. For the three and nine months ended December 31, 2010, we eliminated revenue of $0.6 million and $2.5 million, respectively, in our technology sales business segment as a result of these intersegment transactions.

16. BUSINESS COMBINATION

On June 4, 2011, our subsidiary, ePlus Technology, inc. acquired the operating business of NCC Networks, Inc. (“NCC”), a Chicago-based company, for $3.5 million, plus contingent consideration of up to an additional $3.2 million. NCC is a security-focused solutions provider that operated a Security Operations Center located in metropolitan Chicago. With the acquisition, we expanded our information security capabilities to provide a wider variety of security risk assessments including vulnerability, web application, wireless, and cloud-based security assessments. NCC, which provides 24x7 security managed services, has numerous authorizations from leading security manufacturers and engineering expertise in security technologies. Combined with our Cisco Master Security specialization, we can provide to customers a full suite of security solutions and services including penetration testing and remediation services.

The total purchase price was $5.0 million, which consists of the cash paid plus the fair value of contingent consideration. We estimated the fair value of contingent consideration to be $1.5 million as of the acquisition date, using a probability weighted discounted cash flow method. The contingent consideration will be paid in three annual installments based on the achievement of certain earnings goals. The aggregate purchase price of $5.0 million has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $1.5 million related to customer relationships with an estimated useful life of 5 years, and other net liabilities of $136 thousand. We recognized goodwill related to this acquisition of $3.7 million, which was assigned to our technology reporting unit.

This acquisition was not material; accordingly, pro-forma financial information has not been presented.

On January 6, 2012, our subsidiary, ePlus Technology, inc. acquired the operating business of VantiCore, LLC., for $2.2 million plus the assumption of debt of $0.3 million.  VantiCore, LLC., is a Cisco-focused solutions provider headquartered in New Hampshire.

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

Financial Summary

In recent years, the United States experienced substantial uncertainty in the economic environment, including financial market disruption. In addition, the debt crisis in certain countries in the European Union has contributed to continuing economic weakness and uncertainty in the United States. A reoccurrence of the economic downturn could cause our current and potential customers to once again delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, a reoccurrence of the economic downturn may adversely affect our access to additional capital.

Many industry analysts forecasted an increase in overall IT spending in the U.S. for calendar year 2011 as compared to 2010, and are forecasting similar growth in calendar year 2012. We believe that customers are continuing to focus on cost savings initiatives by utilizing technologies such as virtualization and cloud computing, and we continue to provide these and other advanced technology solutions to meet these needs.

During the three months ended December 31, 2011, total revenue increased 18.5% to $272.6 million and total costs and expenses increased 19.2% to $258.2 million, as compared to the same period last fiscal year. During the nine months ended December 31, 2011, total revenue increased 14.6% to $747.0 million and total costs and expenses increased 15.6% to $714.4 million.

Gross margin for product and services was 14.8% and 15.5% during the three months ended December 31, 2011 and 2010, respectively, and 14.3% and 14.7% during the nine months ended December 31, 2011 and 2010, respectively. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products and services sold and changes in incentives provided to us by manufacturers. Net earnings increased 15.8% to $8.7 million as compared to the three months ended December 31, 2010. Net earnings decreased 3.3% to $19.5 million as compared to the nine months ended December 31, 2010. During the nine months ended December 31, 2011, we ramped up hiring in our technology sales business segment to expand our geographical footprint and solutions offering and we experienced lower transaction volumes in our financing business segment. Over the past 12 months, we added 65 personnel in several existing and new locations, and acquired one company.

Cash and cash equivalents decreased $21.7 million or 28.6% to $54.1 million at December 31, 2011, compared to March 31, 2011. In addition, we continued our share repurchase program during the nine months ended December 31, 2011, and repurchased 705,403 shares of our common stock for a total purchase price of $18.1 million.

Business Segment Overview

Technology Sales Business Segment

The technology sales business segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology sales business segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected in our unaudited condensed consolidated statements of operations under sales of product and services and fee and other income. Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with us which stipulate the terms and conditions of our relationship. Some CMAs contain pricing arrangements, and most contain mutual termination for convenience clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 45% and 13%, and 46% and 14%, respectively, of sales of product and services for the three and nine months ended December 31, 2011, as compared to 35% and 20%, and 41% and 18%, respectively, of sales of product and services for the three and nine months ended December 31, 2010.

Included in the sales of product and services are revenues derived from performing advanced professional services that may be bundled with sales of equipment, which are integral to the successful delivery of such equipment. Our service engagements are generally governed by statements of work, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

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
Advanced Routing and Switching
Advanced Security
ATP Video Surveillance
ATP Cisco Telepresence Video Master Partner
ATP Rich Media Communications
Master Security Specialization
Master UC Specialization
Master Managed Services Partner
Citrix Systems, Inc.	Citrix Gold (National)
EMC	Velocity Premier Level
Hewlett Packard	HP Portfolio Specialist
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
Microsoft	Microsoft Gold (National)
NetApp	NetApp STAR Partner
Oracle Gold Partner	Sun SPA Executive Partner (National)
Sun National Strategic DataCenterAuthorized
VMware	National Premier Partner
Dell Computer	Dell Premier Partner

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

Lease revenues consist of amortization of income on direct financing and sales-type leases, rentals due under operating leases, net gains or losses on the sales of notes, leases and residual values, and sales of equipment at the end of a lease, as well as other post-term lease revenue. The types of revenue and costs recognized by us are determined by each lease’s individual classification. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.

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

Fluctuations in Earnings

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, changes in vendor incentive programs, interest rate fluctuations, general economic conditions, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of a sale prior to the expiration of the lease term to the lessee or to a third party or from other post-term events.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends Topic 350, Intangibles-Goodwill and Other in the Codification. While this amendment does not change the calculation of goodwill impairment, it simplifies how companies test goodwill for impairment. Under this amendment, a company would be permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company determines that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, then it is not necessary to perform the two-step goodwill impairment test described in Intangibles-Goodwill and Other in the Codification. The more likely than not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. This update is effective for us beginning on April 1, 2012.  Early adoption is permitted and we early adopted this update on October 1, 2011.  Refer to Note 3, “Goodwill,” for additional information.

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

We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two step process to assess our goodwill for impairment. First, we compare the fair value of our reporting units with its carrying value. We estimate the fair value of the reporting unit using various valuation methodologies, including discounted expected future cash flows. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is necessary.  If the net book value of our reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the fair value of goodwill in the same manner as if our reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended December 31, 2011 Compared to Three and Nine Months Ended December 31, 2010

Technology Sales Business Segment

The results of operations for our technology sales business segment for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2011	2010	Change		2011	2010	Change
Sales of product and services	$260,891	$218,844	$42,047	19.2%	$715,545	$615,729	$99,816	16.2%
Fee and other income	1,755	2,070	(315)	(15.2%)	5,792	6,345	(553)	(8.7%)
Patent settlement income	-	-	-	-	-	125	(125)	-
Total revenues	262,646	220,914	41,732	18.9%	721,337	622,199	99,138	15.9%

Cost of sales, products and services	222,180	185,018	37,162	20.1%	613,123	525,284	87,839	16.7%
Professional and other fees	2,546	3,339	(793)	(23.7%)	6,607	9,919	(3,312)	(33.4%)
Salaries and benefits	22,923	19,078	3,845	20.2%	65,303	54,359	10,944	20.1%
General and administrative	4,594	3,379	1,215	36.0%	12,629	9,517	3,112	32.7%
Segment earnings	10,403	10,100	303	3.0%	23,675	23,120	555	2.4%
Interest and financing costs	19	19	-	0.0%	57	65	(8)	(12.3%)
Total costs and expenses	252,262	210,833	41,429	19.7%	697,719	599,144	98,575	16.5%
Earnings before provision for income taxes	$10,384	$10,081	$303	3.0%	$23,618	$23,055	$563	2.4%

 Total revenues. Total revenues during the three months ended December 31, 2011 were $262.6 million compared to $220.9 million during the three months ended December 31, 2010, an increase of 18.9%. Total revenues increased 15.9% to $721.3 million during the nine months ended December 31, 2011 as compared to the same period last fiscal year. The increase in revenues for the quarter and year to date periods was due to investments made over the last twelve months to improve our product and service offerings and expand our geographical footprint, the adoption of the new revenue recognition guidance, and other increases primarily driven by customer demand. On April 1, 2011, we implemented new revenue recognition guidance for multiple deliverable arrangements and recognized $11.6 million and $28.5 million of revenues for the three and nine months ended December 31, 2011, respectively, for products that were delivered during the periods that were sold together with services. Refer to Note 6, “Revenue Arrangements with Multiple Deliverables,” for additional information. Prior to the adoption of this standard, we would have deferred the product revenue and costs until the services were completed. The sequential and year over year change in sales of products and services is summarized below:

	Sequential	Year over Year
December 31, 2010	(1.1%)	34.4%
March 31, 2011	(8.1%)	21.3%
June 30, 2011	0.4%	15.0%
September 30, 2011	25.1%	14.2%
December 31, 2011	3.2%	19.2%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the twelve months ended December 31, 2011 and 2010 were $49.1 million and $48.4 million, respectively. In addition, we had deferred revenue of $12.3 million at December 31, 2011, compared to $29.7 million at December 31, 2010, relating to bundled hardware and service arrangements that were not completed at December 31, 2011.

Total costs and expenses. Total costs and expenses for the three months ended December 31, 2011 increased $41.4 million or 19.7%, to $252.3 million. Total costs and expenses for the nine months ended December 31, 2011 increased 16.5% to $697.7 million compared to $599.1 million during the same period last year. These increases corresponded to the increases in cost of sales, products and services, salaries and benefits and general and administrative expenses, partially offset by a reduction in professional and other fees. The increase in cost of sales, products and services was generally consistent with the increase in sales of products and services. Our gross margin on sales of products and services was 14.8% and 15.5% during the three months ended December 31, 2011 and 2010, respectively, and 14.3% and 14.7% during the nine months ended December 31, 2011 and 2010, respectively. Our gross margin was affected by the mix between products and services, vendor incentives earned, and competitive pricing pressures. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Professional and other fees totaled $2.5 million during the three months ended December 31, 2011, a decrease of 23.7% from $3.3 million during the same period last year. Professional and other fees totaled $6.6 million during the nine months ended December 31, 2011, a decrease of 33.4% from $9.9 million during the same period last year. These decreases are primarily due to legal and other fees related to the patent infringement litigation, which were $1.5 million and $2.4 million for the three months ended December 31, 2011 and 2010, respectively, and $3.4 million and $6.8 million for the nine months ended December 31, 2011 and 2010, respectively. These types of patent infringement cases are complex in nature and are likely to have significant expenses associated with them. We cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Salaries and benefits expense increased 20.2% to $22.9 million and 20.1% to $65.3 million during the three and nine months ended December 31, 2011, respectively. This increase was driven by increases in the number of employees and commission expenses. Our technology sales business segment had 698 employees as of December 31, 2011, an increase of 69 from 629 at December 31, 2010. Substantially all of the increase relates to sales, marketing and engineering personnel. We continue to invest in sales and support personnel through hiring and strategic acquisitions in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expenses increased due to the increase in the sales of products and services during the three and nine months ended December 31, 2011.

General and administrative expenses increased $1.2 million, or 36.0% and $3.1 million, or 32.7% during the three and nine months ended December 31, 2011, respectively, partially due to the acquisitions of NCC and Interchange Technologies, Inc. (“ITI Technologies”) in June 2011 and November 2010, respectively, as well as higher travel and other expenses associated with the increase in sales and support personnel.

Segment earnings before provision for income taxes. As a result of the foregoing, segment earnings increased $0.3 million, or 3.0% to $10.4 million for the three months ended December 31, 2011. Segment earnings increased $0.6 million, or 2.4% to $23.7 million for the nine months ended December 31, 2011.

Financing Business Segment

The results of operations for our financing business segment for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2011	2010	Change		2011	2010	Change
Lease revenue	$9,028	$8,537	$491	5.8%	$23,767	$27,801	$(4,034)	(14.5%)
Fee and other income	931	528	403	76.3%	1,895	2,013	(118)	(5.9%)
Total revenues	9,959	9,065	894	9.9%	25,662	29,814	(4,152)	(13.9%)

Direct lease costs	2,245	2,153	92	4.3%	6,419	6,843	(424)	(6.2%)
Professional and other fees	392	370	22	5.9%	1,111	1,018	93	9.1%
Salaries and benefits	2,673	2,428	245	10.1%	7,389	7,794	(405)	(5.2%)
General and administrative	284	325	(41)	(12.6%)	789	985	(196)	(19.9%)
Segment earnings	4,365	3,789	576	15.2%	9,954	13,174	(3,220)	(24.4%)
Interest and financing costs	315	566	(251)	(44.3%)	1,007	2,002	(995)	(49.7%)
Total costs and expenses	5,909	5,842	67	1.1%	16,715	18,642	(1,927)	(10.3%)
Earnings before provision for income taxes	$4,050	$3,223	$827	25.7%	$8,947	$11,172	$(2,225)	(19.9%)

Total revenues. Total revenues increased by $0.9 million, or 9.9%, to $10.0 million for the three months ended December 31, 2011, as compared to the prior period. Lease revenues increased $0.5 million, or 5.8% as compared to the prior year, due to an increase in the net gain on sales of leases and leased equipment and an increase in other lease income, offset by a decrease in earnings from our lease portfolio. Lease revenues decreased $4.0 million, or 14.5% to $23.8 million for the nine months ended December 31, 2011, compared to the same period last year, due to a decrease in the net gain on sales of leases and leased equipment, a decrease in our lease portfolio earnings due to a reduction in our portfolio, as well as decreases in other lease income. At December 31, 2011, we had $120.3 million of investment in leases, compared to $123.1 million at December 31, 2010, a decrease of $2.8 million or 2.3%. Although we only have a 2.3% decrease in investment in leases at December 31, 2011 compared to December 31, 2010, a considerable number of leases were added during the month of December. Leases added during the later part of the quarter would have less time to generate lease revenue. The overall decrease in the lease portfolio was due to lease terminations, cash collections and transfers of leases, partially offset by the addition of new leases. Fee and other income increased $403 thousand for the three months ended December 31, 2011, as compared to the prior period, due to increases in interest income and broker fees. Fee and other income decreased $118 thousand for the nine months ended December 31, 2011, as compared to the prior period, due to a decrease in remarketing fees.

Total costs and expenses. During the three months ended December 31, 2011, total costs and expenses increased 1.1% to $5.9 million, compared to the same period last year, due to increases in direct lease costs and salaries and benefits, offset by decreases in interest and financing costs. Direct lease costs increased 4.3% to $2.2 million during the three months ended December 31, 2011. This increase was primarily due to an increase in depreciation expense of our operating leases and an increase in allowance for inventory obsolescence, offset by a decrease in amortization of indirect lease cost. During the nine months ended December 31, 2011, total costs and expenses decreased 10.3% to $16.7 million as compared to the same period last year, mostly driven by decreases in direct lease costs, salaries and benefits and interest and financing costs. Direct lease costs decreased 6.2% to $6.4 million during the nine months ended December 31, 2011. This decrease was primarily due to a decrease in amortization of indirect lease costs and a decrease in depreciation expense of our operating leases.

Salaries and benefits expense increased 10.1% to $2.7 million during the three months ended December 31, 2011 as compared to December 31, 2010 primarily due to increases in commission expense. Salaries and benefits expense decreased 5.2% to $7.4 million during the nine months ended December 31, 2011 as compared to December 31, 2010 primarily due to decreases in accrued bonus expense, partially offset by increased commission expense.

Interest and financing costs decreased $251 thousand, or 44.3% and $995 thousand, or 49.7% during the three and nine months ended December 31, 2011, respectively, as compared to the same period last year. These decreases were primarily the result of lower non-recourse note balances as we utilized our cash for new leases, thus funding fewer leases with non-recourse notes payable, which decreased 32.7% to $23.4 million at December 31, 2011 as compared to $34.8 million at December 31, 2010.

Segment earnings before provision for income taxes. As a result of the foregoing, segment earnings increased $0.8 million, or 25.7%, to $4.1 million for the three months ended December 31, 2011. Segment earnings were $8.9 million for the nine months ended December 31, 2011, a decrease of 19.9%, as compared to $11.2 million during the nine months ended December 31, 2010.

Consolidated

Income taxes. Our provision for income tax expense decreased $64 thousand to $5.7 million for the three months ended December 31, 2011, and $1.0 million to $13.1 million for the nine months ended December 31, 2011. Our effective income tax rate for the three and nine months ended December 31, 2011 was 39.4% and 40.1%, as compared to 43.3% and 41.1% for the three and nine months ended December 31, 2010. The decreases in our effective income tax rates were due to reduction of our liability for uncertain tax positions coupled with a decrease in our state income tax rates.

Net earnings. The foregoing resulted in net earnings of $8.7 million for the three months ended December 31, 2011, an increase of 15.8%, as compared to $7.5 million during the three months ended December 31, 2010. Net earnings were $19.5 million for the nine months ended December 31, 2011, a decrease of 3.3%, as compared to $20.2 million during the nine months ended December 31, 2010.

Basic and fully diluted earnings per common share were $1.12 and $1.10 for the three months ended December 31, 2011, respectively, as compared to $0.91 and $0.89, for the three months ended December 31, 2010, respectively. Basic and fully diluted earnings per common share were $2.41 and $2.35 for the nine months ended December 31, 2011, respectively, as compared to $2.47 and $2.41, for the nine months ended December 31, 2010, respectively

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended December 31, 2011 were 7,818,666 and 7,970,368, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended December 31, 2010 were 8,251,715 and 8,451,130, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the nine months ended December 31, 2011 were 8,092,404 and 8,292,176, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the nine months ended December 31, 2010 were 8,170,866 and 8,383,415, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility from GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-45 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance of recourse notes payable at December 31, 2011 or March 31, 2011, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2011	2010
Net cash used in operating activities	$(24,503)	$(32,633)
Net cash used in investing activities	(5,305)	(10,866)
Net cash provided by financing activities	8,108	17,428
Effect of exchange rate changes on cash	(1)	(5)
Net decrease in cash and cash equivalents	$(21,701)	$(26,076)

Cash flows from operating activities. Cash used in operating activities totaled $24.5 million during the nine months ended December 31, 2011, compared to $32.6 million during the same period last year. The decrease in cash used in operations during the nine months ended December 31, 2011 resulted primarily from increases in accounts receivable-net of $50.1 million, primarily related to the increase in sales of products and services, and increases in investment in leases of $12.7 million. The increase in cash used is offset by decreases in other assets of $17.9 million and increase in accounts payable – trade of $15.8 million.

Cash flows from investing activities. Cash used in investing activities were $5.3 million during the nine months ended December 31, 2011, compared to $10.9 million during the same period last year. The decrease in cash used in investing activities during the nine months ended December 31, 2011 was primarily driven by the acquisition of NCC of $3.5 million and purchases of property, equipment and operating lease equipment of $7.0 million, partially offset by a net increase of cash flow from the issuance, repayments and transfer of notes receivable of $3.3 million.

Cash flows from financing activities. Cash provided by financing activities was $8.1 million during the nine months ended December 31, 2011, compared to $17.4 million during the same period last year. The decrease in cash provided by financing activities during the nine months ended December 31, 2011was primarily due to net borrowings from non-recourse notes payable of $6.4 million and net borrowings on floor plan facility of $19.1 million, partially offset by repurchases of our common stock of $18.6 million.

Non-Cash Activities

We assign lease payments to third-party financial institutions, which are accounted for as non-recourse financing activities. As a condition to the assignment agreement, certain financial institutions may request that the lessee remit its lease payments to a trustee rather than to us, and the trustee pays the financial institution. Alternatively, if the structure of the agreement does not require a trustee, the lessee will continue to make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either assignment structure is similar, in that the assigned lease receivable is paid by the lessee and remitted to the lender to pay down the corresponding non-recourse notes payable. However, these assignment structures are classified differently within our unaudited condensed consolidated statement of cash flows. More specifically, we are required to exclude non-cash transactions from our unaudited condensed consolidated statement of cash flows, so payments made by the lessee to the trustee are excluded from our operating cash receipts and the corresponding re-payment of the non-recourse notes payable from the trustee to the third party financial institution are excluded from our cash flows from financing activities. Given that the assignment of lease payment is economically the same regardless of the structure of the payments, we evaluate our cash flows from operating and financing activities as if the assignments of lease payments had been structured without an intermediary.

The non-GAAP financial measure for our cash flows from operating activities for the nine months ended December 31, 2011 and 2010 is as follows (in thousands):

	Nine Months Ended December 31,
	2011	2010
GAAP: net cash used in operating activities	$(24,503)	$(32,633)
Principal payments from lessees directly to lenders	12,614	22,276
Non-GAAP: adjusted net cash used in operating activities	$(11,889)	$(10,357)

The non-GAAP financial measure for our cash flows from financing activities for the nine months ended December 31, 2011 and 2010 is as follows (in thousands):

	Nine Months Ended December 31,
	2011	2010
GAAP: net cash provided by financing activities	$8,108	$17,428
Principal payments from lessees directly to lenders	(12,614)	(22,276)
Non-GAAP: adjusted net cash used in financing activities	$(4,506)	$(4,848)

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

The financing necessary to support our leasing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At December 31, 2011, our non-recourse notes payable portfolio decreased 20.9% to $23.4 million, as compared to $29.6 million at March 31, 2011.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of December 31, 2011, the facility had an aggregate limit of the two components of $125.0 million with an accounts receivable sub-limit of $30.0 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2011. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2011	Balance as of December 31, 2011	Maximum Credit Limit at March 31, 2011	Balance as of March 31, 2011
$125,000	$82,989	$125,000	$63,845

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at December 31, 2011 or March 31, 2011, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which will mature on October 26, 2012. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of December 31, 2011, we have no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of December 31, 2011, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales forces. We may also start offices in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. As a result, we may require additional financing to fund our strategy, implementation initiatives and potential future acquisitions, which may include additional debt and equity financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of December 31, 2011, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

We have operations in Canada and Iceland. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and Icelandic krona. To date, our Canadian and Icelandic operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Controls

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Matters

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson’s request to stay the injunction was denied, however, Lawson has appealed the trial court’s ruling. We have filed a motion seeking a finding that Lawson is in contempt of the injunction. We anticipate that an evidentiary hearing on that motion will be held the week of February 27, 2012, and oral argument will be held in the end of April 2012, however, court calendars are inherently unpredictable and we cannot predict whether any court date will change or when the court will issue a ruling. We also have appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages.

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

Item 1A. Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2011.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2011 to April 30, 2011	-	-	-	488,640	(2)
May 1, 2011 to May 31, 2011	-	-	-	488,640	(3)
June 1, 2011 to June 30, 2011	68,826	$24.51	66,680	421,960	(4)
July 1, 2011 to July 31, 2011	85,136	$27.21	85,136	336,824	(5)
August 1, 2011 to August 31, 2011	102,413	$24.76	90,017	246,807	(6)
September 1, 2011 to September 15, 2011	37,019	$23.92	37,019	209,788	(7)
September 16, 2011 to September 30, 2011	109,106	$23.92	109,106	390,894	(8)
October 1, 2011 to October 31, 2011	265,769	$26.39	265,769	125,125	(9)
November 1, 2011 to November 14, 2011	32,875	$27.42	28,583	96,542	(10)
November 15, 2011 to November 30, 2011	11,640	$26.88	11,640	488,360	(11)
December 1, 2011 to December 31, 2011	11,453	$27.71	11,453	476,907	(12)

(1)	All shares acquired were in open-market purchases, except for 14,542 shares, which were repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
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

(9)
The share purchase authorization in place for the period from October 1 to October 31, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2011, the remaining authorized shares to be purchased were 125,125.

(10)
The share purchase authorization in place for the period from November 1 to November 14, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of November 14, 2011, the remaining authorized shares to be purchased were 96,542.

(11)
On November 15, 2011 our Board authorized an amendment to our share repurchase plan, commencing on November 15, 2011. The share purchase authorization in place for the period from November 15 to November 30, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2011, the remaining authorized shares to be purchased were 488,360.

(12)
The share purchase authorization in place for the period from December 1 to December 31, 2011 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2011, the remaining authorized shares to be purchased were 476,907.

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

43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: February 6, 2012	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2012	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)