Form 10-K
period 2012-03-31
EPLUS INC
filed 2012-06-14
CIK 1022408

UNITED STATES
SECURITIES AND EXHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2012
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
(Address of principal executive offices)

Registrant’s telephone number, including area code: (703) 984-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	Nasdaq Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(do not check if smaller reporting company)☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2011 was $107,580,221. The outstanding number of shares of common stock of ePlus as of May 31, 2012, was 7,980,824.

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

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,” “expect,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
we offer a comprehensive set of solutions—the bundling of our direct information technology (IT) hardware sales, third party software assurance and maintenance, professional services and financing with our proprietary software, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
•	our ability to hire and retain sufficient qualified personnel;
•	a decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain non-recourse financing for our transactions;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors;
•	our ability to successfully integrate acquired businesses;
•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	reduction of manufacturer incentive programs; and
•	significant changes in accounting guidance related to the financial reporting of leases; which could impact the demand for our leasing services.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as other reports that we file with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1. BUSINESS

GENERAL

Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.”

Our operations are conducted through two business segments. Our technology sales business segment includes sales of information technology hardware, third party software, professional engineering services, and third party maintenance contracts and our proprietary software. Our financing business segment consists of the financing of equipment, software and related services to commercial, government, and government-oriented entities. See Note 17, “Segment Reporting” in the consolidated financial statements included elsewhere in this report.

ePlus inc. does not engage in any other business other than serving as the parent holding company for the following operating companies:

Technology Sales Business

•	ePlus Technology, inc.;
•	ePlus Systems, inc.;
•	ePlus Content Services, inc.
•	ePlus Document Systems, inc.; and
•	ePlus Technology Services, inc.

 Financing Business

•	ePlus Group, inc.;
•	ePlus Government, inc.;
•	ePlus Canada Company;
•	ePlus Capital, inc.;
•	ePlus Jamaica, inc.; and
•	ePlus Iceland, inc.

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

OUR BUSINESS

Our primary focus is to deliver technology solutions. We have evolved our solutions offering by continued investment in our engineering services, deepening our relationships with key vendors, and developing proprietary software. Our current offerings include:

Technology Sales Business Segment

•	direct marketing of information technology equipment, third-party software; and third party maintenance and services;
•	advanced professional services;
•
proprietary software, including order-entry and order-management software (OneSource®), procurement, asset management, document management and distribution software, and electronic catalog content management software and services; and

Financing Business Segment

•	leasing, and business process services to facilitate the acquisition and management of capital assets used by our customers.

We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 21 years and have been licensing our software for more than 12 years. We currently derive the majority of our revenues from sales of Information Technology (“IT”) products and providing advanced professional services through our Technology Sales Business Segment, which was approximately 96.0% of total revenue for the year ended March 31, 2012, and leasing and financing services through our Financing Business Segment, which was approximately 4.0% of total revenue for the year ended March 31, 2012. Our Technology Sales and Finance Business Segments represented 77.1% and 22.9%, respectively, of our consolidated earnings before interest and taxes ("segment earnings"). Our sales are generated primarily by our direct sales force, inside sales representatives, and business development associates through telemarketing to our customers, which include commercial accounts; federal, state and local governments; hospitals and other healthcare providers; K-12 schools; and higher education institutions. We utilize our vendor relationships to generate new business by introducing customers to new products through various demand generation campaigns and co-sponsored events. We also lease and finance equipment purchased by our customers, and supply software and services directly and through relationships with vendors and equipment manufacturers.

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

The key elements of our business are:

Technology Sales Business Segment

•
Direct IT Sales: We are a direct marketer and authorized reseller of leading IT products including Cisco Systems, Hewlett Packard, VMWare, NetApp, IBM, and Microsoft, via our direct sales force and web-based ordering solution, OneSource®. These products consist of hardware, software, software assurance and maintenance contracts.

•
Advanced Technology Solutions: We provide an array of solutions focused in five areas: data center, storage, security, cloud enablement, and IT infrastructure. Within these areas we have engineering expertise in Internet telephony and Internet communications, collaboration, cloud computing, virtual desktop infrastructure, network design and implementation, storage, security, virtualization, business continuity, visual communications, audio/visual technologies, maintenance, and implementation services to support our customer base as part of our consolidated service offering.

•
Proprietary Software: We offer proprietary software for enterprise supply management, which can be used as standalone solutions or be integrated as a component of a bundled solution. These include eProcurement, spend management, asset management, document management, and product content management software. These systems can be installed behind our customers’ firewall or operated as a service hosted by us.

Our line of proprietary software products is called OneSource and consists of the following products:

•	OnesourceIT, online web based software portal for customers purchasing IT equipment, software, and services from us;
•	OneSourceIT+, an online web based software portable for customer purchasing IT products from other suppliers and/or from us;
•	OneSource Procurement, a complete web based software to facilitate procurement of any type of assets;
•	OneSource Asset Management, a software platform for managing and tracking corporate assets;
•	OneSource Supplier Portal, a software application for catalog and content management used by customers and suppliers; and
•	OneSource DigitalPaper, a document management software application.

Financing Business Segment

•
Leasing, Lease and Asset Management, and Lifecycle Management: We offer a wide range of leasing and financing options for IT products including both hardware and software and other capital assets (including medical equipment). These offerings include operating and direct finance leases, lease process automation and tracking, asset tracking and management, risk management, disposal of end-of-life assets, and lifecycle management.

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

INDUSTRY BACKGROUND

In the current marketplace, we believe demand for IT equipment, services, and financing is driven by the following industry trends:

•
In calendar year 2011, IT spending in most categories increased, driven by the general economic recovery, the deferral of IT spending by many customers in prior years, customer interest in cloud computing, and the positive return on investment that can be gained by virtualization technologies. In 2012, many industry analysts are forecasting an increase in overall IT spending in the U.S. as compared to 2011, and the first calendar quarter produced solid results in many sectors of the industry. We believe that customers are continuing to focus on cost savings initiatives by utilizing technologies such as virtualization and cloud computing, and we continue to provide these and other advanced technology solutions to meet these needs.

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

•
We believe that customers are seeking to reduce the number of vendors they do business with for the purpose of improving internal efficiencies, enhancing accountability and improving supplier management practices, and reducing costs. We have continued to enhance our relationships with premier manufacturers and gained the engineering and sales certifications required to provide the most desired technologies for our customers. In addition, we have continued to enhance our automated business processes and utilizing our proprietary software as our OneSource® family of solutions, to make transacting business with us more efficient and cost effective for our customers. We introduced OneSource® IT as a portal for customers purchasing from us, and OneSource® IT+, to improve internal business process efficiencies for customers ordering from us and multiple suppliers. OneSource® IT+ is positioned to help our customers and prospects reduce the number of suppliers they purchase from, eliminate multiple and unique ordering processes, provide a consolidated view of IT purchases, consolidate invoice and payable processing and reduce the complexities of IT spending through multiple suppliers.

•
We believe that customers prefer bundled offerings, which may include IT products, services and leasing, due to decreased liquidity in the global financial markets, as customers seek to preserve cash balances and working capital.

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

We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of IT products and services with the added competitive advantage of our proprietary software. In addition, our ability to provide financing for capital assets to our customers and our lifecycle management solutions provides an additional benefit and differentiator in the marketplace. While purchasing decisions will continue to be influenced by product selection and availability, price, and convenience, we believe that our comprehensive set of solutions is a differentiator that businesses will look for in order to reduce the total cost of ownership.

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

The leasing market is intensely competitive and subject to changing economic conditions and market activities of industry participants. We expect to continue to compete against local, regional, national and international firms, including banks, specialty finance companies, vendors' captive finance companies, and third-party leasing companies. Banks and other large financial services companies sell directly to business customers, particularly larger enterprise customers, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may utilize internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer and contractual relationships that are difficult to displace. However, these competitors typically do not provide the breadth of product, service, and software offerings that we provide to our customers.

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

In addition, we are able to bundle equipment sales and technically advanced professional services to provide a turnkey leasing solution. This allows us to differentiate ourselves with a customer service strategy that spans the continuum from fast delivery of competitively priced products to end-of-life disposal services, and a selling approach that permits us to grow with customers and solidify those relationships. We expanded our product and service offerings under our comprehensive set of solutions that combines our IT sales and professional services, leasing and financing services, asset management software and services, procurement software, and electronic catalog content management software and services.

In the software market, there are a number of companies developing and marketing business-to-business electronic commerce solutions similar to ours and competitors are migrating their offerings to a Software-As-A-Service (“SAAS”) platform. Some of these competitors and potential competitors include enterprise resource planning (“ERP”) system vendors and other major software vendors that are expected to sell their procurement and asset management products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes.

We believe that the principal competitive factors for success are scalability, functionality, ease-of-use, ease-of-implementation, ability to integrate with legacy systems, experience in business-to-business supply chain management, and knowledge of a business’ asset management needs. We believe we can compete favorably with our competitors in these areas within our framework that consists of our OneSource® family of software, +®, ePlus Leasing, strategic sourcing, and business process outsourcing.

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

STRATEGY

Our goal is to become a leading provider of bundled product and service solutions in the IT supply chain. The key elements of our strategy include the following:

•	grow profitably by selling additional products and services to our existing customer base;
•	expand geographically and build a national footprint to grow our customer base through;
•	hiring and strategic acquisitions;
•	expanding our advanced technology solutions offerings; and
•	improve operational efficiencies and effectiveness.

Grow Profitably By Selling Additional Products and Services to Our Existing Customer Base

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

We created a software portal called OneSource®, which is an integrated order entry platform to enhance product sales, increase incremental sales, and reduce costs by eliminating touch-points for order automation. We further extended the OneSource® brand by creating two differentiated solutions: OneSource®IT, for purchasing from ePlus’ technology catalog, and OneSource®IT+, for purchasing from ePlus and other technology vendors; both OneSource® and OneSource®IT+ are complementary applications offered to our customers. We continue to offer OneSource Procurement, OneSource®IT+, and OneSource Supplier Portal, a full suite of eProcurement, catalog content management, and spend analysis applications on an SAAS or enterprise basis.

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

Expand Geographically and Build a National Footprint
We intend to increase our direct sales and targeted marketing efforts in each of our geographic and vertical industry areas. We actively seek to acquire new account relationships through a new outbound telesales effort, face-to-face field sales, electronic commerce (especially OneSource®), leveraging our partnerships with manufacturers, and targeted direct marketing to increase awareness of our solutions. In particular, we are developing several industry market focuses, including healthcare, legal, and financial services. In addition to marketing to private sector, we are expanding our public sector customers which include state, local and municipal governments, and educational institutions.

Grow our Customer Base. Through Hiring and Strategic Acquisitions

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to take advantage of hiring experienced sales people and engineers, and make strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire aggressively, and evaluate and consider strategic acquisition opportunities if and when they become available. During the fiscal year 2012, our sales force grew from 296 to 364, our engineering staff grew from 168 to 226, and we acquired NCC Networks, Inc. (“NCC”), Vanticore, LLC (“Vanticore”), and Pacific Blue Micro, Inc. (“PBM”) as part of our expansion strategy.

Expanding Advanced Technology Solutions Offerings

We have focused on gaining engineering certifications and advanced professional services expertise in advanced technologies of strategic manufacturers, such as Cisco Systems, IBM, Hewlett Packard, NetApp, VMWare, EMC, and Oracle. We are especially focused on virtual desktop infrastructure, data center virtualization, unified communications, collaboration, cloud computing, networking, security, visual communications, audio/visual, and storage technologies that are currently in high demand. In fiscal year 2012, we developed eCloud™, a comprehensive approach for customers who desire to utilize cloud computing. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional and national markets. This significantly increases direct and referral sales opportunities for our products and services, and allows us to achieve optimal pricing levels. Second, within our existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies.

Improve Operational Efficiencies

We continue to invest in our internal technology infrastructure and software platforms to optimize our operations, and to engage in process re-engineering efforts to become more streamlined and cost effective.

RESEARCH AND DEVELOPMENT

In the early 2000s we acquired our own proprietary software products and hired employees to help us maintain and continually develop our software. We expense software development costs as they are incurred until technological feasibility has been established. At such time, development costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2012, $35 thousand was capitalized (net of disposal) and $76 thousand was amortized. For the year ended March 31, 2011, $343 thousand was capitalized and $162 thousand was amortized. For the year ended March 31, 2010, no such costs were capitalized and $162 thousand was amortized. We have other expenses relating to enhancements, upgrades, and other improvements which are not capitalized and are expensed as incurred. We have also outsourced certain programming tasks to an offshore software-development company to supplement our internal development support, and quality assurance resources. In addition, we continue to enhance our software and some or all of these costs may be considered period costs.

To successfully implement our business strategy and service the disparate requirements of our customers and potential customers, we have a flexible delivery model, which includes:

•	hosted or subscription;
•	traditional enterprise licenses; or
•	SAAS, or a services model, where our personnel may utilize our software to provide one or more solutions to our customers.

We expect that competitive factors will create a continuing need for us to improve and add to our technology platform. The addition of new products and services will also require that we continue to improve the technology underlying our applications. We expect to continue to make significant investments in systems, personnel, and development to maintain a competitive advantage in this market.

SALES AND MARKETING

We focus our sales and marketing efforts on lead generation activities and converting our existing customer base to our bundled solution set. The target market for our customer base is primarily middle and large market companies with annual revenues between $20 million and $2.5 billion. We believe there are over 50,000 potential customers in our target market and we currently have over 2,000 customers. We undertake direct marketing campaigns to target certain markets in conjunction with our primary manufacturer partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

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

As of March 31, 2012, our sales force was organized regionally in 25 office locations throughout the United States. See Item 2, “Properties” of this Form 10-K for additional office location information. As of March 31, 2012, our sales organization included 364 sales, marketing, and sales support personnel.

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

For example, in the United States we have three patents generally directed to electronic sourcing systems and processes, six catalog management patents, three image transmission management patents, a patent for collaborative editing of electronic documents over a network, a hosted asset information management patent, and an eCatalog supplier portal patent, among others. We have counterparts of the electronic sourcing system patents in nine European forums and Japan, a counterpart of the image transmission management patents in six additional forums, and a counterpart for the collaborative editing of electronic documents patent has been issued in Canada. The three electronic sourcing system patents are currently under reexamination at the U.S. Patent and Trademark Office (USPTO). We cannot provide an assessment of the likely outcome of the proceedings and it may take years before they reach their ultimate resolution. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation. Otherwise, the earliest of the three electronic sourcing system patents is scheduled to expire in 2014; the three image transmission patents are scheduled to expire in 2018; the earliest of the catalog management patents is scheduled to expire in 2024; and the patent for collaborative editing of electronic documents over a network is scheduled to expire in 2025, provided that all maintenance fees are paid in accordance with USPTO regulations. We also have the following registered service/trademarks: ePlus, DirectSight®, Procure+®, Manage+®, Finance+®, ePlus Leasing®, Docpak®, Viewmark®, Digital Paper®, OneSource®, Content+®, eECM®, and ePlus Enterprise Cost Management®. In addition, we have over 20 registered copyrights and additional common-law trademarks and copyrights.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and can be expensive, and while we are unable to determine the extent to which piracy of our software products exists, software piracy could be expected to be a persistent problem. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our proprietary intellectual property.

SALES AND FINANCING ACTIVITIES

We are in the business of selling and providing advanced technology solutions for a wide array of information technology products and software, leasing, and financing of IT and other capital assets and services, and we are a software publisher for procurement, content management, document management and asset management software. We currently derive the majority of our revenues from such activities.

IT Sales and Professional Services. We are an authorized reseller of, or have the right to resell products and services from, over 400 manufacturers. These products may include hardware, software, software assurance, professional services, and maintenance contracts. Our most important manufacturer relationships include Cisco Systems, Hewlett Packard, NetApp, VMWare, EMC, and Oracle. Tech Data and Ingram Micro, Inc. are the largest distributors we utilize. Generally, manufacturers require us to obtain and hold various technical and sales related certifications that authorize us to market their products and enable us to provide advanced professional services. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort. Using the distribution systems available, we usually sell products that are shipped from the manufacturers or distributors directly to our customer's location, which allows us to keep our inventory of any product and shipping expenses to a minimum. The products we sell typically have payment terms ranging from payment in advance, by credit card, due upon delivery, or 30 days to pay, depending on the customer’s credit and payment structure.

We also provide a range of professional services to help our customers improve productivity, profitability and revenue growth while reducing operating costs. We provide data center services, network services, security and wireless solutions, managed IT services, staff augmentation services, service and desktop support, Microsoft solutions and project management. Our services include the following:

•	Data center solutions that enable customers to streamline operations, reduce complexity and costs, and simplify vendor management;
•	Network services that aim to improve network performance for our customers;
•	Security and wireless services, which are tailored for each organization to help safeguard its IT infrastructure with security and wireless solutions;
•	Managed IT services to enable companies to reduce costs and burdens of their day-to-day IT tasks while ensuring availability, reliability and performance;
•
Staff augmentation services that provide companies with flexible headcount options while allowing them to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help;

•	Server and desktop support provides outsourcing services to respond to our customers’ business demands while minimizing overhead;
•	Professional services for a full range of Microsoft solutions;
•	Business intelligence and data management services to help companies effectively use critical business information by enabling companies to aggregate, normalize, cleanse and analyze their data; and
•	Project management services to enhance productivity and collaboration.

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

We primarily lease computers, associated accessories and software, communication-related equipment, and medical equipment, and we may also lease industrial machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment. In anticipation of the expiration of the term of a lease, we initiate the remarketing process for the related equipment. Our goal is to maximize revenues from the remarketing effort by either (1) re-leasing or selling the equipment to the initial lessee, (2) renting the equipment to the initial lessee on a month-to-month basis, or (3) selling the equipment to an equipment broker or (4) leasing the equipment to a different customer. The remarketing process is intended to enable us to recover or exceed the original estimated residual value of the leased equipment. Any amounts received over the estimated residual value less any commission expenses become profit to us and can significantly impact the degree of profitability of a lease transaction. We aggressively manage the remarketing process of our leases to maximize the profit margin on our leased equipment portfolio. To date, we have realized a premium over our estimated residual value.

Financing and Bank Relationships. We have a number of bank and finance company relationships that provide working capital for our businesses and long-term financing for our lease financing businesses. Our finance department is responsible for maintaining and developing relationships with a diversified pool of commercial banks and finance companies with varying terms and conditions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

When desirable, we manage our risk in assets by selling leased assets, including the residual portion of leases, to third parties rather than owning them. For certain transactions, we may act as an intermediary and obtain commitments for these asset sales before we consummate the lease. We also use agency purchase orders to procure equipment for lease to our customers as an agent, not a principal, and otherwise take measures to minimize our inventory. When our technology business segment is the supplier under a lease, we maintain the risk from procurement. Additionally, we use fixed-rate funding and issue proposals that adjust for material adverse interest rate movements as well as material adverse changes to the financial condition of the customer.

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

Default and Loss Experience. During the fiscal year ended March 31, 2012, we added $3.2 million to our reserves for credit losses, incurred actual credit losses of $378 thousand and had recoveries of $1 thousand. A significant portion of the increase in reserves for credit losses of approximately $2.9 million was related to a specific customer, which recently filed for bankruptcy. During the fiscal year ended March 31, 2011, we added $85 thousand to our reserves for credit losses, incurred actual credit losses of $911 thousand and had recoveries of $12 thousand. During the fiscal year ended March 31, 2010, we added $728 thousand to our reserves for credit losses, incurred actual credit losses of $353 thousand and had recoveries of $118 thousand.

EMPLOYEES

As of March 31, 2012, we employed 822 full-time and 11 part-time employees. These 833 employees operated through 25 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

Number of Employees
Sales and Marketing	364
Technical Support	226
Administration	168
Software and Implementations	66
Executive	9
833

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), are available free of charge through our Internet website, www.eplus.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on or accessible through, these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2012. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Phillip G. Norton	67	Director, Chairman of the Board of Directors, President and Chief Executive Officer

Bruce M. Bowen	60	Director and Executive Vice President

Elaine D. Marion	44	Chief Financial Officer

Mark P. Marron	50	Chief Operating Officer

Steven J. Mencarini	56	Senior Vice President of Business Operations

The business experience of each executive officer of ePlus is described below:

Phillip G. Norton joined us in March 1993 and has served since then as our Chairman of the Board of Directors (“Board”) and Chief Executive Officer. Mr. Norton has also served as our President since September 1996. Mr. Norton is a 1966 graduate of the U.S. Naval Academy, where he earned a Bachelor’s of Science degree in engineering.

Bruce M. Bowen founded our company in 1990 and served as our President until September 1996. Since September 1996, Mr. Bowen has served as our Executive Vice President and from September 1996 to June 1997 also served as our Chief Financial Officer. Mr. Bowen has served on our Board since our founding. He is a graduate of the University of Maryland and in 1978 received a Masters of Business Administration from the University of Maryland.

Elaine D. Marion joined us in 1998. Ms. Marion became our Chief Financial Officer on September 1, 2008. Previously Ms. Marion served as our Vice President of Accounting from 2004. Prior to that, she was the Controller of ePlus Technology, inc., a subsidiary of ePlus, from 1998 to 2004. Ms. Marion is a graduate of George Mason University, where she earned a Bachelor’s of Science degree in Business Administration with a concentration in accounting.

Mark P. Marron joined our subsidiary ePlus Technology, inc. in 2005 as Senior Vice President of Sales. On April 22, 2010 he was appointed as Chief Operating Officer of ePlus inc. and President of ePlus Technology, inc. Prior to joining us, from 2001 to 2005 Mr. Marron was with NetIQ, where he held the position of senior vice president of worldwide sales. Prior to joining NetIQ, Mr. Marron served as general manager of worldwide channel sales for Computer Associates International Inc. Mr. Marron holds a Bachelor’s of Science degree in Computer Science from Montclair State University.

Steven J. Mencarini joined us in June 1997. On September 1, 2008, he became our Senior Vice President of Business Operations. Prior to that, he served as our Chief Financial Officer. Prior to joining us, Mr. Mencarini was Controller of the Technology Management Group of Computer Science Corporation (“CSC”). Mr. Mencarini joined CSC in 1991 as Director of Finance and was promoted to Controller in 1996. Mr. Mencarini is a graduate of the University of Maryland and received a Masters of Taxation from American University in 1985.

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

We Depend on Having Creditworthy Customers to Avoid an Adverse Impact to Our Operating Results and Financial Condition

Our financing and technology sales business segments require sufficient amounts of debt and equity capital to fund our equipment purchases. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, we may find it difficult to continue to obtain the required capital for our business, and our operating results and financial condition may be harmed. In addition to the impact on our ability to attract capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, operating results and financial condition. Our lenders have reduced their demand for non-investment grade leases which has made financing lower credit customers more difficult or impossible in some cases.

We recorded reserves for credit losses of $3.2 million, $0.1 million and $0.7 million for the years ended March 31, 2012, 2011 and 2010, respectively. The reserve for credit losses for the year ended March 31, 2012 included a specific reserve of $2.9 million due to a specific customer, which recently filed for bankruptcy.

If We Do Not Reserve Adequately for Our Credit Losses Our Earnings May be Adversely Affected

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

Costs to Protect Our Intellectual Property May Affect Our Earnings

The legal and associated costs to protect our intellectual property may significantly increase our expenses and have a material adverse effect on our operating results. We may deem it necessary to protect our intellectual property rights and significant expenses could be incurred with no certainty of the results of these potential actions. Costs relative to lawsuits are usually expensed in the periods incurred and there is no certainty in recouping any of the amounts expended regardless of the outcome of any action. We incurred $6.0 million, $10.5 million, and $5.2 million in legal and other fees during the years ended March 31, 2012, 2011, and 2010, respectively, related to protecting our intellectual property.

We May Experience A Reduction in the Incentive Programs Offered to Us by Our Vendors That Would Affect Our Earnings

We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs, shared marketing expense programs and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that has an adverse effect on us. Vendor funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives, particularly related to incentive programs with our largest partners, Cisco Systems and Hewlett Packard, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes could have a material adverse effect on our business, results of operations and financial condition.

For the fiscal year ended March 31, 2012, vendor incentives earned decreased slightly as a percent of our consolidated sales of products and services. More specifically, the change in the amounts of vendor incentives earned during the year ended March 31, 2012 resulted in a 0.3% decrease in gross margin for products and services. The change in the amount of vendor incentives earned during the years ended March 31, 2011 and 2010 resulted in an increase to our gross margins for products and services of 0.4% and 0.7%, respectively.

If We Lost Several of Our Larger Customers Our Earnings May be Affected

Our contracts for the provision of products are generally non-exclusive agreements that are terminable by either party upon 30 days’ notice. In addition, our agreements with these larger customers do not provide for minimum purchase commitments. Either the loss of several of our large customers, or the failure of such customers to pay their accounts receivable on a timely basis, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows.

Changes in Accounting Rules May Adversely Affect Our Future Financial Results

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. Future periodic assessments required by current or new accounting standards may result in noncash changes and/or changes in presentation or disclosure. A Change from current accounting standards could have a significant adverse effect on our financial position or results of operations.

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

If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2012, we had goodwill of $28.4 million.

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

We Depend on Third Party Companies to Perform Some of Our Obligations to Our Customers, Which if Not Performed Could Cause Significant Disruption to Our Business.

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

The Soundness of Financial Institutions With Which We Have Relationships Could Adversely Affect Us

We have relationships with many financial institutions, including the lender under our credit facility, and, from time to time, we execute transactions with counterparties in the financial services industry. Some of our balances that we maintain with various financial institutions may exceed the $250,000 maximum insured deposit amount by the FDIC. As a result, defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to access credit facilities or complete transactions as intended, which could adversely affect our business and results of operations.

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

We Rely on Inventory and Accounts Receivable Financing Arrangements for Working Capital and Our Accounts Payable Processing

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

We Rely on a Small Number of Key Vendors and Do Not Have Long-term Supply or Guaranteed Price Agreements with Our Vendors

A substantial portion of our sales of product and services are dependent on a small number of key manufacturers including Cisco Systems and Hewlett Packard. Products manufactured by Cisco Systems represented approximately 45%, 40% and 34% of our total sales of products and services for the years ended March 31, 2012, 2011 and 2010, respectively. Products manufactured by Hewlett Packard represented approximately 15%, 19% and 22% of our total sales of products and services for the years ended March 31, 2012, 2011 and 2010, respectively.

The loss of a key vendor or manufacturer or changes in its policies could adversely impact our ability to sell. In addition, violation of a contract that results in either the termination of our ability to sell the product or a decrease in our certification with the manufacturer could adversely impact our earnings.

Our Officers and Directors Own a Significant Amount of Our Common Stock and May be Able to Exert a Significant Influence over Corporate Matters

Our officers and directors beneficially own, in the aggregate, approximately 49.6% of our outstanding common stock as of March 31, 2012. As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of ePlus and consequently could affect the market price of our common stock.

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

In our leasing business, we face competition from many sources including much larger companies with greater financial resources. Our competition may even come from some of the manufacturers of the products we lease or financial partners who choose to market directly to customers through their captive leasing organization. Our competition may lower lease rates in order to increase market share.

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

If We Are Unable to Protect Our Intellectual Property, Our Business May Suffer

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trademark, patent and trade secret laws and contractual provisions with our subcontractors and employees to protect our proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business and operating results. Our means of protecting our intellectual property rights may not be adequate.

Changes in Taxes and Other Regulatory Legislation May Require Us to Change Our Policies or Structure

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

Our Electronic-Commerce Related Products and Services Subject Us to Challenges and Risks in a Rapidly Evolving Market

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

We Identified a Material Weakness in Our Internal Control Over Financial Reporting and We Could Identify Additional Material Weaknesses in the Future

Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have an adverse effect on our share price.

Management, through documentation, testing and assessment of our internal control over financial reporting has concluded that we had a material weakness in our internal control over financial reporting as of March 31, 2012. If we are unable to remediate this material weakness in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price.

Additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our share price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 31, 2012, we operated from 25 office locations, five of which are home-based offices. Our total leased square footage as of March 31, 2012, was approximately 175 thousand square feet for which we incurred rent expense of approximately $203 thousand per month. Some of our companies operate in shared office space to improve sales, marketing and cost efficiency. Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of employees as of March 31, 2012, the square footage and the general office functions.

Location	Company	Employees	Square Footage	Function

Herndon, VA	ePlus Group, inc.	272	55,880	Corporate and subsidiary headquarters, sales office, technical support and warehouse

	ePlus Technology, inc.

	ePlus Government, inc.

	ePlus Document Systems, inc.

	ePlus Professional Services, inc

Columbia, MD	ePlus Technology, inc.	17	3,589	Sales office and technical support

Pittsford, NY	ePlus Systems, inc.	15	2,577	Sales office and technical development

Hauppauge, NY	ePlus Technology, inc.	27	8,370	Sales office, technical support and warehouse

New York City, NY	ePlus Technology, inc.	16	6,278	Sales office and technical support

Newtown, PA	ePlus Technology, inc.	18	3,784	Sales office and technical support

Pottstown, PA	ePlus Technology, inc.	66	16,300	Sales office, technical support and warehouse

Avon, CT	ePlus Systems, inc.	13	2,345	Sales office and technical development

Westwood, MA	ePlus Technology, inc	26	4,012	Sales office and technical support

Bedford, NH	ePlus Technology, inc	17	6,508	Sales office and technical support

Mt. Laurel, NJ	ePlus Technology, inc	17	3,000	Sales office and technical support

Raleigh, NC	ePlus Group, inc.	22	7,199	Sales office-shared, technical support and warehouse

	ePlus Technology, inc.

Wilmington, NC	ePlus Technology, inc	14	4,000	Sales office-shared, technical support and warehouse

Elgin, IL	ePlus Technology, inc	13	4,303	Sales office and technical support

Irvine, CA	ePlus Technology, inc.	32	8,982	Sales office, technical support and warehouse

Sunnyvale, CA	ePlus Technology, inc.	42	11,200	Sales office, technical support and warehouse

Colorado Springs, CO	ePlus Technology, inc	20	3,984	Sales office and technical support

Austin, TX	ePlus Technology, inc.	19	3,190	Sales office and technical support

Dallas, TX	ePlus Technology, inc.	8	3,153	Sales office and technical support

Houston, TX	ePlus Technology, inc.	20	9,813	Sales office-shared, technical support and warehouse

*Other Office Locations		22	6,871	Sales offices and technical support

Home Offices/Customer Sites		117	-

Total		833	175,338

Our largest office location is in Herndon, VA, which has a lease expiration date of December 31, 2014. We have the right to terminate the lease on December 31, 2012 in the event the facility no longer meets our needs, by giving six months’ prior written notice, with no penalty fee.

ITEM 3. LEGAL PROCEEDINGS

In June 2007 ePlus Group, inc. filed a suit in the United States District Court for the Western District of Michigan against The Huntington National Bank (“Huntington”). The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion, relating to our former customer, Cyberco Holdings, Inc, which was perpetrating a scam. Summary judgment was granted in favor of Huntington with regard to our claims in the suit. A final judgment was entered in February 2012, and in March 2012 we filed an appeal with the United States Court of Appeals for the Sixth Circuit. While we believe we have a basis for these claims to recover certain of our losses related to Cyberco, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson’s request to stay the injunction was denied, however, Lawson has appealed the trial court’s ruling. We have filed a motion seeking a finding that Lawson is in contempt of the injunction. We currently do not have a hearing date for our motion. We also have appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. Oral argument on the appeal of the trial courts ruling was held on June 6, 2012. Court calendars are inherently unpredictable and we cannot predict when the court will issue a ruling.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At March 31, 2012, our common stock traded on The Nasdaq Global Select Market under the symbol “PLUS.” Prior to January 3, 2012, the shares of common stock traded on Nasdaq Global Market. The following table sets forth the range of high and low closing prices for our common stock during each quarter of the two fiscal years ended March 31, 2012 and 2011.

Quarter Ended	High	Low

Fiscal Year 2012
June 30, 2011	$28.19	$23.06
September 30, 2011	$27.94	$22.36
December 31, 2011	$28.81	$23.24
March 31, 2012	$33.95	$26.44

Fiscal Year 2011
June 30, 2010	$18.98	$16.55
September 30, 2010	$22.19	$17.05
December 31, 2010	$25.63	$20.15
March 31, 2011	$29.95	$23.67

On May 31, 2012, the closing price of our common stock was $31.43 per share. On May 31, 2012, there were 188 shareholders of record of our common stock. We believe there are approximately 1,700 beneficial holders of our common stock.

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

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2012.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2011 to April 30, 2011	-	-	-	488,640	(2)
May 1, 2011 to May 31, 2011	-	-	-	488,640	(3)
June 1, 2011 to June 30, 2011	68,826	$24.51	66,680	421,960	(4)
July 1, 2011 to July 31, 2011	85,136	$27.21	85,136	336,824	(5)
August 1, 2011 to August 31, 2011	102,413	$24.76	90,017	246,807	(6)
September 1, 2011 to September 15, 2011	37,019	$23.92	37,019	209,788	(7)
September 16, 2011 to September 30, 2011	109,106	$23.92	109,106	390,894	(8)
October 1, 2011 to October 31, 2011	265,769	$26.39	265,769	125,125	(9)
November 1, 2011 to November 14, 2011	32,875	$27.42	28,583	96,542	(10)
November 15, 2011 to November 30, 2011	11,640	$26.88	11,640	488,360	(11)
December 1, 2011 to December 31, 2011	11,453	$27.71	11,453	476,907	(12)
January 1, 2012 to January 31, 2012	29,096	$27.45	29,096	447,811	(13)
February 1, 2012 to February 29, 2012	-	-	-	447,811	(14)
March 1, 2012 through March 31, 2012	1,366	$29.40	1,366	446,445	(15)

(1)	All shares acquired were in open-market purchases, except for 18,834 shares, which were repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
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

(13)
The share purchase authorization in place for the period from January 1 to January 31, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of January 31, 2012, the remaining authorized shares to be purchased were 447,811.

(14)
The share purchase authorization in place for the period from February 1 to February 29, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of February 29, 2012, the remaining authorized shares to be purchased were 447,811.

(15)
The share purchase authorization in place for the period from March 1 to March 31, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of March 31, 2012, the remaining authorized shares to be purchased were 446,445.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 13, “Share Repurchase” to our consolidated financial statements included elsewhere in this report.

ITEM 6. SELECTED FINANCIAL DATA

The information as of and for the years ended March 31, 2011, 2010, 2009 and 2008 has been updated to reflect the restatement of our financial statements as discussed in Note 2, "Restatement of Consolidated Financial Statements" included elsewhere in this report.  The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes, which are included elsewhere in this Form 10-K.

The selected consolidated statement of operations data for the years ended March 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of March 31, 2012 and 2011 presented below was derived from our audited consolidated financial statements, which are included elsewhere herein.
	For the years ended March 31,
	2012	2011(1)	2010(1)	2009 (1)	2008 (1)
	(in thousands, except per share data)
Sales of products and services	$784,951	$672,303	$499,359	$523,750	$621,739
Total revenues	$825,581	$718,515	$550,612	$581,863	$696,118

Cost of sales, products and services	$645,558	$551,860	$410,880	$436,244	$536,549
Total costs and expenses	$786,007	$677,947	$529,530	$559,815	$666,817

Earnings before provision for income taxes	$39,574	$40,568	$21,082	$22,048	$29,942
Net earnings	$23,367	$23,727	$12,745	$12,829	$16,360

Net earnings per common share - basic	$2.92	$2.89	$1.54	$1.56	$1.99
Net earnings per common share - diluted	$2.84	$2.82	$1.50	$1.52	$1.95

	As of March 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash and cash equivalents	$33,778	$75,756	$85,077	$107,788	$58,423
Short-term investments	$7,396	$-	$-	$-	$-
Accounts receivable—net	$174,599	$121,771	$108,752	$82,734	$109,706
Investment in leases and leased equipment—net	$115,974	$117,667	$152,912	$118,615	$156,741
Total assets	$433,688	$389,191	$405,246	$363,487	$379,363

Non-recourse and recourse notes payable	$28,055	$29,592	$53,679	$85,079	$93,814
Total liabilities	$214,061	$177,214	$220,140	$189,400	$216,046
Total stockholders' equity	$219,627	$211,977	$185,106	$174,087	$163,317

(1) Our financial results for the years ended March 31, 2011, 2010, 2009 and 2008 have been revised.  Sales of product and services, total revenues, cost of sales, product and services and total costs and expenses decreased by $144.5 million, $126.2 million,  $108.5 million and $105.4 million, respectively. For a more detailed description of the restatement, see Note 2, “Restatement of Consolidated Financial Statements.”

Our sales of products and services are affected by our customers’ investment in technology products and related services, which in turn, are driven by the general economic conditions and our customers’ business outlook. Although sales increased during the year ended March 31, 2012, there is no guarantee that the trend will continue. Our gross margins are driven by the mix of products and service sales and incentives received from manufacturers and/or distributors. During recent years, we gradually reduced our non-recourse and recourse notes payable balance as we invested our cash in the lease portfolio to increase our overall returns. However, our investment in leases and leased equipment has decreased due to lower lease originations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations (“financial review”) of ePlus is intended to help investors understand our company and our operations. The financial review is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the related notes included elsewhere in this report.

Our financial results as of and for the years ended March 31, 2011 and 2010 have been revised. All information and disclosures contained in this management's discussion and analysis of financial condition and results of operations have been revised to reflect the restatement described in Note 2, “Restatement of Consolidated Financial Statements.”

Summary of Restatement

During the preparation of our financial statements for the fiscal year ended March 31, 2012, we reassessed the presentation of sales of third party software assurance, maintenance and services and, after giving further consideration with respect to gross vs. net reporting, and concluded that these transactions should be presented on a net basis in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. We determined that we should be considered an agent in the transaction because a third party is responsible for the day to day provision of services under the contract. This change in the determination of that status results in different accounting treatment of the revenue resulting from the sale of such third party software assurance, maintenance and services, requiring the revenue to be reported net of the associated cost of the underlying contract with the third party service provider.

Under net sales recognition, the cost paid to the third party service provider is recorded as a reduction to sales of products and services, resulting in net sales being equal to the gross profit on the transaction. This change in accounting policy and restatement affects our revenues and offsetting costs and expenses for the identified periods but does not affect our previously reported earnings before provision for income tax, net earnings, net earnings per common share or consolidated statement of cash flows. Additionally, we identified an unrelated error in connection with financing revenue reported prior to 2010 that had an immaterial effect on our previously reported consolidated balance sheets and consolidated statements of stockholders’ equity. The restatement did not impact our underlying agreements with, or obligations to, our customers and third party service providers, nor the amount that we invoice to our customers.

EXECUTIVE OVERVIEW

Business Description

ePlus and its consolidated subsidiaries provide leading IT products and services, flexible leasing solutions, and enterprise supply management to enable our customers to optimize their IT infrastructure and supply chain processes. Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two business segments: our technology sales business segment and our financing business segment.

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

However, in calendar year 2011, IT spending in most categories increased, driven by the general economic recovery, the deferral of IT spending by many customers in prior years, customer interest in cloud computing, the positive return on investment that can be gained by virtualization technologies, and the reduction of manufacturer shipment delays in the supply chain. In 2012, many industry analysts are forecasting an increase in overall IT spending in the U.S. as compared to 2011, and the first calendar quarter produced solid results in many sectors of the industry. We believe that customers are continuing to focus on cost savings initiatives by utilizing technologies such as virtualization and cloud computing, and we continue to provide these and other advanced technology solutions to meet these needs.

During the year ended March 31, 2012, total revenue increased 14.9% to $825.6 million and total costs and expenses increased 15.9% to $786.0 million. Net earnings decreased 1.5% to $23.4 million, as compared to the prior fiscal year. Gross margin for product and services was 17.8% during the year ended March 31, 2012 compared to 17.9% during the year ended March 31, 2011. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers.

Cash and cash equivalents decreased $42.0 million or 55.4% to $33.8 million at March 31, 2012 compared to March 31, 2011, while short-term investments increased to $7.4 million. We continued our share repurchase program during the fiscal year ended March 31, 2012, and repurchased 735,865 shares of our common stock for a total purchase price of $19.0 million. In addition, we acquired three companies during the fiscal year ended March 31, 2012 with a net purchase price of $11.8 million. Our cash and short-term investments on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

Business Segment Overview

Technology Sales Business Segment

The technology sales business segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology sales business segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our consolidated statements of operations under sales of product and services and fee and other income. Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with our company, which stipulate the terms and conditions of the relationship. Some CMAs contain pricing arrangements, and most contain mutual termination for convenience clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco Systems and Hewlett Packard products, which represent approximately 45% and 15% of sales of product and services, respectively, for the year ended March 31, 2012 as compared to 40% and 19% of total revenues, respectively, for the year ended March 31, 2011, and 34% and 22% of total revenues, respectively, for the year ended March 31, 2010.

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
Cloud Builder Designation
Advanced Unified Communications
Advanced Data Center Architecture Specialization
Advanced Routing and Switching
Advanced Borderless Network Architecture
ATP Video Surveillance
ATP Telepresence
ATP Rich Media Communications
Master Security Specialization
Master UC Specialization
Master Managed Services Partner
Advanced Collaboration Architecture
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

Financing Business Segment

The financing business segment offers financing solutions to corporations and governmental entities nationwide and in certain other countries. The financing business unit derives revenue from leasing primarily IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under financing revenues on our consolidated statements of operations.

Financing revenues consist of amortization of unearned income on notes receivables, direct financing and sales-type leases, rentals due under operating leases, net gains or losses on the sales of financing receivables, and sales of equipment at the end of a lease, as well as other post-term financing revenue. The types of revenue and costs recognized by us are determined by each lease’s individual classification. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.

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

•	For operating leases, rental amounts are accrued on a straight-line basis over the lease term and are recognized as financing revenue.

We account for the transfer of financing receivables that meet the definition of financial assets and certain criteria outlined in Transfers and Servicing in the Codification, including surrender of control, as sales for financial reporting purposes. The net gain on the transfer of these financial assets is recognized in financing revenues in our consolidated statements of operations.

Our financing business segment sells the equipment underlying a lease to the lessee or a third party other than the lessee. These sales occur at the end of the lease term and revenues from the sales of such equipment are recognized at the date of sale. The net gain or loss on these transactions is presented within financing revenue in our consolidated statement of operations.

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

We expect to continue to expand by opening new sales locations and hiring additional staff for specific targeted market areas in the near future whenever we can find both experienced personnel and desirable geographic areas. These investments may reduce our results from operations in the short term.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria for multiple deliverables arrangements. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. We adopted this update on April 1, 2011. Refer to Note 8, “Revenue Arrangements with Multiple Deliverables,” for additional information.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which amends Topic 350, Intangibles-Goodwill and Other in the Codification. While this amendment does not change the calculation of goodwill impairment, it simplifies how companies test goodwill for impairment. Under this amendment, a company would be permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company determines that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then it is not necessary to perform the two-step goodwill impairment test described in Intangibles-Goodwill and Other in the Codification. The more likely than not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. We adopted this update on October 1, 2011. Refer to Note 4, “Goodwill,” for additional information.

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

REVENUE RECOGNITION. The majority of our revenues are derived from the following sources: sales of products, third party software, third party software assurance, maintenance and services, sales of our services, financing revenues, and sales of our software, . For all these revenue sources, we determine whether we are the principal or agent in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based upon these revenue sources.

Generally, sales of technology products and third party software are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery due to our sales terms with our customers and with our vendors. For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon historical delivery dates.

We sell software assurance, maintenance and service contracts where the services are performed by a third party. Software assurance is a maintenance product that allows customers to upgrade at no additional cost to the latest technology if new applications are introduced during the period that the software assurance is in effect. As we enter into contracts with third party service providers, we evaluate whether we are acting as a principal or agent in the transaction. Since we are not responsible for the day to day provision of services in these arrangements, we concluded that we are acting as an agent and recognize revenue on a net basis at the date of sale.

We also sell services that are performed by us in conjunction with product sales. We adopted ASU 2009-13 Revenue Recognition on a prospective basis on April 1, 2011. For bundled arrangements entered into after March 31, 2011, we allocated the total arrangement consideration to the deliverables based on an estimated selling price of our products and services. We determined the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services. Revenue from the sales of products is generally recognized upon delivery to the customers and revenue for the services performed by us is generally recognized when the services are complete, which normally occurs within 90 days after the products are delivered to the customer.

Financing revenues include income earned from investments in leases, leased equipment, third party software and services. We classify our investments in leases and leased equipment as either direct financing lease, sales-type lease, or operating lease, as appropriate. Revenue on direct financing and sales-type leases is deferred at the inception of the leases and is recognized over the term of the lease using the interest method. Revenue on operating leases is recorded on a straight line basis over the lease term. We classify third party software and services that we finance for our customers as notes receivables and recognize interest income over the term of the arrangement using the effective interest method.

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

We review our goodwill for impairment quarterly, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

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

We recorded reserves for credit losses of $3.2 million, $0.1 million and $0.7 million for the years ended March 31, 2012, 2011 and 2010, respectively. The reserve for credit losses for the year ended March 31, 2012 included a specific reserve of $2.9 million due to a specific customer, which recently filed for bankruptcy.

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

BUSINESS COMBINATIONS. We account for business combinations using the acquisition method, which requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The purchase price of the acquired entities may include an estimate of the fair value of contingent consideration.  The allocation process requires an analysis of intangible assets, customer relationships, trade names, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value.

Any excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. To the extent the purchase price is less than the fair value of assets acquired and liabilities assumed, we recognize a gain in our income statement. The results of operations for an acquired company are included in our financial statements from the date of acquisition.

RESULTS OF OPERATIONS

The Year Ended March 31, 2012 Compared to the Year Ended March 31, 2011

Technology Sales Business Segment

The results of operations for our technology sales business segment for the years ended March 31, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,

	2012	2011	Change
Sales of product and services	$784,951	$672,303	$112,648	16.8%
Fee and other income	7,455	8,260	(805)	(9.7%)
Patent settlement income	-	125	(125)	(100.0%)
Total revenues	792,406	680,688	111,718	16.4%

Cost of sales, products and services	645,558	551,860	93,698	17.0%
Professional and other fees	10,283	14,014	(3,731)	(26.6%)
Salaries and benefits	88,321	74,706	13,615	18.2%
General and administrative	16,627	13,220	3,407	25.8%
Total costs and expenses	760,789	653,800	106,989	16.4%
Segment earnings	$31,617	$26,888	$4,729	17.6%

Total revenues. Total revenues for the year ended March 31, 2012 increased by $111.7 million, or 16.4%, to $792.4 million, due to increased sales of products and services. In calendar year 2011, IT spending in most categories increased driven by the general economic recovery, the deferral of IT spending by many customers in prior years, and the investment in new technologies. As a result, demand for our products and services increased over the prior year. We had year over year growth in our quarterly sales of products and services during the year ended March 31, 2012. We experienced sequential increases in quarterly sales of products and services during the 2012 fiscal year, except for a slight decrease in the quarter ended March 31, 2012, as we had higher demand for our products and services during our second and third quarters. The sequential and year over year change in sales of products and services is summarized below:

Quarter Ended	Sequential	Year over Year
June 30, 2011	1.9%	13.8%
September 30, 2011	14.3%	10.6%
December 31, 2011	9.7%	16.4%
March 31, 2012	(1.2%)	26.3%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the years ended March 31, 2012 and 2011 were $52.9 million and $47.9 million, respectively. In addition, we had deferred revenue of $10.9 million at March 31, 2012, compared to $30.3 million at March 30, 2011, relating to bundled hardware and service arrangements entered into prior to our adoption of ASU 2009-13 Multiple-Deliverable Revenue Arrangements. These arrangements were not completed at March 31, 2011 and therefore, were not recognized as revenue. We recognize revenue on these multiple deliverable revenue arrangements when the services are completed.

Total costs and expenses. Total costs and expenses for the year ended March 31, 2012 increased $107.0 million or 16.4%, to $760.8 million due to increases in cost of sales, products and services, salaries and benefits and general and administrative expenses, partially offset by professional and other fees. The increase in cost of sales, products and services was consistent with the increase in sales of products and services. Our gross margin on the sale of products and services decreased to 17.8% for the year ended March 31, 2012, from 17.9% in the prior year. Our gross margin was affected by the mix between products and services, vendor incentives earned, and competitive pricing pressures. The change in the amount of vendor incentives earned during the year ended March 31, 2012 resulted in a 0.3% decrease in gross margin for products and services. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Professional and other fees decreased $3.7 million, or 26.6%, to $10.3 million, compared to $14.0 million during the prior year. These decreases are primarily due to lower legal and other fees related to the patent infringement litigation, which were $6.0 million and $10.5 million for the years ended March 31, 2012 and 2011, respectively. These types of patent infringement cases are complex in nature, and are likely to have significant expenses associated with them. We cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Salaries and benefits expense increased $13.6 million or 18.2% to $88.3 million, compared to $74.7 million during the prior year. This increase was driven by increases in the number of employees and commission expenses. Our technology sales business segment had 777 employees as of March 31, 2012, an increase of 115 from 662 at March 31, 2011. A total of 77 employees were added as a result of the three acquisitions we completed during the year, the remaining increase was due to internal growth. Most of the increase relates to sales, marketing and engineering personnel. We continue to invest in sales and support personnel through hiring and strategic acquisitions in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expenses increased due to the increase in the sales of products and services during the fiscal year ended March 31, 2012.

General and administrative expenses increased $3.4 million, or 25.8%, to $16.6 million during the fiscal year ended March 31, 2012 compared to prior year, due to the higher travel and other expenses associated with the increase in sales and support personnel, higher rent and depreciation expenses related to acquisitions.

Segment earnings. As a result of the foregoing, segment earnings increased $4.7 million, or 17.6%, to $31.6 million for the year ended March 31, 2012.

Financing Business Segment

The results of operations for our financing business segment for the years ended March 31, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,

	2012	2011	Change
Financing revenue	$30,899	$35,367	$(4,468)	(12.6%)
Fee and other income	2,276	2,460	(184)	(7.5%)
Total revenues	33,175	37,827	(4,652)	(12.3%)

Direct lease costs	8,508	9,212	(704)	(7.6%)
Professional and other fees	1,461	1,369	92	6.7%
Salaries and benefits	9,947	9,541	406	4.3%
General and administrative	3,872	1,461	2,411	165.0%
Impairment of goodwill	-	-	-	0.0%
Total costs and expenses	23,788	21,583	2,205	10.2%
Segment earnings	$9,387	$16,244	$(6,857)	(42.2%)

Total revenues. Total revenues decreased by $4.7 million, or 12.3%, to $33.2 million for the year ended March 31, 2012 due to a decrease in financing revenue and fee and other income revenue.

Financing revenue generally falls into two categories: portfolio income, which consists of earnings on notes, direct financing leases, operating leases and other renewal rent, and transactional income, which consists of sales of financing receivables and leased equipment. For the year ended March 31, 2012, financing revenue decreased $4.5 million, or 12.6%, due to a decrease in portfolio income of $2.7 million as a result of a decrease in our average investment in direct financing and sales-type leases during the year combined with a lower earnings rate on the portfolio. Our investments in notes and leases increased as of March 31, 2012 to $140.3 million from $123.5 million in the prior year, which was due to additional investments made during the quarter ended March 31, 2012.

Total costs and expenses. Total costs and expenses increased $2.2 million, or 10.2%, primarily due to increases in general and administrative costs, which increased $2.4 million, or 165.1%, to $3.9 million. The increase in general and administrative cost is primarily due to an increase in our reserve for credit losses of $2.9 million of which a significant portion is due to a specific customer, which recently filed for bankruptcy. Our Financing business segment employed 56 people as of March 31, 2012 which decreased from 63 people employed as of March 31, 2011.

Segment earnings. As a result of the foregoing, segment earnings decreased $6.9 million, or 42.2%, to $9.4 million for the year ended March 31, 2012.

Consolidated

Interest and financing costs. Interest and financing costs decreased $1.1 million or 44.2% to $1.4 million during the year ended March 31, 2012, as compared to $2.6 million during the prior year. This decrease is primarily due to lower non-recourse note balances as well as lower interest rates. Non-recourse notes payable decreased 11.0% to $26.3 million at March 31, 2012 as compared to $29.6 million at March 31, 2011; this was partially offset by the addition of $1.7 million in recourse notes payable as of March 31, 2012. There was no recourse notes payable as of March 31, 2011.

Income taxes. Our provision for income taxes decreased $0.6 million or 3.8% to $16.2 million for the year ended March 31, 2012. Our effective income tax rates for the years ended March 31, 2012 and 2011 were 41.0% and 41.5%, respectively. The decrease in effective income tax rate is primarily due to a change in state apportionment factors and a decrease in the reserve for uncertain tax positions.

Net earnings. Net earnings were $23.4 million for the year ended March 31, 2012, a decrease of 1.5% as compared to $23.7 million in the prior fiscal year.

Basic and fully diluted earnings per common share were $2.92 and $2.84, respectively, for the year ended March 31, 2012. Basic and fully diluted earnings per common share were $2.89 and $2.82, respectively, for the year ended March 31, 2011.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2012,were 8,002,191 and 8,214,620 and for the year ended March 31, 2011 were 8,200,557, and 8,423,099, respectively.

The Year Ended March 31, 2011 Compared to the Year Ended March 31, 2010

Technology Sales Business Segment

The results of operations for our technology sales business segment for the years ended March 31, 2011 and 2010 were as follows (in thousands):

	Year Ended March 31,

	2011	2010	Change
Sales of product and services	$672,303	$499,359	$172,944	34.6%
Fee and other income	8,260	9,011	(751)	(8.3%)
Patent settlement income	125	3,525	(3,400)	(96.5%)
Total revenues	680,688	511,895	168,793	33.0%

Cost of sales, products and services	551,860	410,880	140,980	34.3%
Professional and other fees	14,014	8,269	5,745	69.5%
Salaries and benefits	74,706	65,224	9,482	14.5%
General and administrative	13,220	12,916	304	2.4%
Total costs and expenses	653,800	497,289	156,511	31.5%
Segment earnings	$26,888	$14,606	$12,282	84.1%

Total revenues. Total revenues for the year ended March 31, 2011 increased by $168.8 million, or 33.0%, to $680.7 million, due to increased sales of products and services offset by a reduction in patent settlement income. In calendar year 2010, IT spending in most categories increased driven by the general economic recovery, the deferral of IT spending by many customers in prior years, and the investment in new technologies. As a result, demand for our products and services increased over the prior year. We experienced sequential increases in quarterly sales of products and services during the 2011 fiscal year, except for a decrease in the quarter ended March 31, 2011. The sequential and year over year change in sales of products and services is summarized below:

Quarter Ended	Sequential	Year over Year
June 30, 2010	12.4%	33.1%
September 30, 2010	17.6%	39.6%
December 31, 2010	4.3%	40.4%
March 31, 2011	(9.0%)	25.5%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the years ended March 31, 2011 and 2010 were $47.9 million and $41.4 million, respectively. In addition, we had deferred revenue of $30.3 million at March 31, 2011, compared to $22.3 million at March 30, 2010, relating to bundled hardware and service arrangements that were not completed by the end of the year. For arrangements entered into prior to our adoption of ASU 2009-13, Multiple-Deliverable Revenue Arrangements, we recognize revenue for the entire arrangement when the services are completed.

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

Total costs and expenses. Total costs and expenses for the year ended March 31, 2011 increased $156.5 million or 31.5%, to $653.8 million due to increases in cost of sales, products and services, professional and other fees and salaries and benefits. The increase in cost of sales, products and services was consistent with the increase in sales of products and services. Our gross margin on the sale of products and services increased to 17.9% for the year ended March 31, 2011, from 17.7% in the prior year. The improvement in gross margin was primarily due to changes in the customer product mix as well as additional vendor incentives earned. The change in the amount of vendor incentives earned during the year ended March 31, 2011 resulted in a 0.4% increase to our gross margins for products and services.

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

Salaries and benefits expense increased $9.5 million or 14.5% to $74.7 million, compared to $65.2 million during the prior year. This increase is driven by increased commissions associated with the increase in sales and gross profit during the year, as well as an increase in salaries due to an increase the number of employees. During the year ended March 31, 2011 the number of employees in the Technology Business Segment grew by 68, from 594 employees to 662.

Segment earnings. As a result of the foregoing, segment earnings increased $12.3 million, or 84.1%, to $26.9 million for the year ended March 31, 2011.

Financing Business Segment

The results of operations for our financing business segment for the years ended March 31, 2011 and 2010 were as follows (in thousands):

	Year Ended March 31,
	2011	2010	Change
Financing revenue	$35,367	$38,107	$(2,740)	(7.2%)
Fee and other income	2,460	610	1,850	303.3%
Total revenues	37,827	38,717	(890)	(2.3%)

Direct lease costs	9,212	10,676	(1,464)	(13.7%)
Professional and other fees	1,369	2,545	(1,176)	(46.2%)
Salaries and benefits	9,541	9,388	153	1.6%
General and administrative	1,461	1,468	(7)	(0.5%)
Impairment of goodwill	-	4,029	(4,029)	(100.0%)
Total costs and expenses	21,583	28,106	(6,523)	(23.2%)
Segment earnings	$16,244	$10,611	$5,633	53.1%

Total revenues. Total revenues decreased by $890 thousand, or 2.3%, to $37.8 million for the year ended March 31, 2011. The slight decline in total revenues was due to a decrease in financing revenue, offset by an increase in fee and other income.

Financing revenues decreased $2.7 million, or 7.2% due to a reduction in the net gains on sales of leased equipment as well as a decrease in income earned on the lease portfolio during the lease term. At March 31, 2011, we had $123.5 million of investment in notes receivables and leases compared to $154.9 million last year, a decrease of $31.4 million or 20.2%. The decrease in the lease portfolio was due to lease terminations, cash collections and transfers of leases, partially offset by the addition of new leases. The increase in fee and other income is due to additional remarketing fees earned during the year.

Total costs and expenses. Total costs and expenses decreased $6.5 million, or 23.2%, primarily due to a goodwill impairment charge recorded during the year ended March 31, 2010, as well as decreases in direct lease costs and professional and other fees. Direct lease costs decreased $1.5 million, or 13.7%, to $9.2 million due to decreases in depreciation of our operating leases. Professional and other fees decreased primarily due to reduced legal and other fees associated with the Huntington National Bank case, described in Item 3. Our Financing business segment employed 63 people as of March 31, 2011, which is down from 67 people employed as of March 31, 2010.

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

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility with General Electric Commercial Distribution Finance (“GECDF”), which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-45 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our condensed consolidated balance sheets. There was no balance outstanding under the account receivable component at March 31, 2012 or March 31, 2011, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our condensed consolidated statements of cash flows.

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

We believe that cash and short-term investments on hand, funds generated from operations, amounts available under our credit facility, and funds available through the monetization of our investment portfolio will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next twelve calendar months.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2012	2011	2010
Net cash used in operating activities	$(21,596)	$(9,398)	$(37,015)
Net cash used in investing activities	(38,223)	(11,100)	(5,834)
Net cash provided by financing activities	17,846	11,171	20,199
Effect of exchange rate changes on cash	(5)	6	(61)
Net increase or (decrease in) cash and cash equivalents	$(41,978)	$(9,321)	$(22,711)

Cash flows from operating activities. Cash used in operating activities totaled $21.6 million in the year ended March 31, 2012, primarily due to an increase in accounts receivable of $50.4 million, increase inventories of $13.8 million and net investments in direct financing and sales-type leases of $12.1 million. In addition, salaries and commissions payable, accrued expenses and other liabilities also decreased by $10.5 million as we have less deferred revenue related to bundled hardware and services arrangement. These increases in cash used are due to a significant increase in sales over last fiscal year. Partially offsetting the cash used was a decrease in other assets of $20.1 million mainly due to lower deferred costs and prepaid taxes, and increases of accounts payable-equipment and accounts payable-trade of $9.7 million and $10.2 million, respectively, as a result of increased sales.

Cash used in operating activities totaled $9.4 million in the year ended March 31, 2011, resulted primarily from a decrease in accounts payable—equipment of $33.6 million as we paid for equipment associated with leases and an increase of $11.3 million related to accounts receivable-net. This decrease was partially offset by a decrease of $13.5 million in increase in investment in direct financing and sale-type leases-net, and $8.7 million increase in salaries and commissions payable, accrued expenses and other liabilities.

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

Cash flows from investing activities. Cash used in investing activities were $38.2 million during the year ended March 31, 2012, primarily due to cash used in acquisitions of $11.8 million, purchase of property, equipment and operating lease equipment of $7.7 million, increase in short-term investments of $7.4 million, and the net issuance of notes receivable of $13.5 million. This use of cash was offset by proceeds from sales of property, equipment and operating lease equipment of $2.2 million.

Cash used in investing activities were $11.1 million during the year ended March 31, 2011, primarily driven by purchases of property, equipment and operating lease equipment of $13.4 million, partially offset by proceeds from sale or disposal of property, equipment and operating lease equipment of $4.2 million

Cash used in investing activities were $5.8 million during the year ended March 31, 2010, primarily driven by purchases of property, equipment and operating lease equipment of $10.8 million, partially offset by proceeds from sale or disposal of operating lease equipment of $5.2 million.

Cash flows from financing activities. Cash provided by financing activities was $17.8 million, $11.2 million and $20.2 million for the years ended March 31, 2012, 2011 and 2010, respectively, which was driven by borrowings of recourse and non-recourse notes payable and net borrowings from our floor plan facility. Borrowings from recourse and non-recourse notes payable and floor plan in the year ended March 31, 2012, was $14.1 million and $21.8 million, respectively, which was partially offset by purchases of treasury stock of $19.4 million.

Non-Cash Activities

We assign lease payments to third-party financial institutions, which are accounted for as non-recourse notes payable financing activities. As a condition to the assignment agreement, certain financial institutions may request that the lessee remit their lease payments to a trust; rather than to us, and the trust pays the financial institution. Alternatively, if the structure of the agreement does not require a trustee, the lessee will continue to make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either assignment structure is similar, in that the assigned lease receivable is paid by the lessee and remitted to the lender to pay down the corresponding non-recourse notes payable. However, these assignment structures are classified differently within our consolidated statements of cash flows. More specifically, we are required to exclude non-cash transactions from our consolidated statement of cash flows, so lease payments made by the lessee to the trust are excluded from our operating cash receipts and the corresponding re-payment of the non-recourse notes payable from the trust to the third party financial institution are excluded from our cash flows from financing activities. Given the assignment of lease payment is economically the same regardless of the structure of the payments, we evaluate our cash flows from operating and financing activities as if the assignments of lease payments have been structured without an intermediary.

The non-GAAP financial measure for our cash flows from operating activities for the years ended March 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
GAAP: net cash used in operating activities	$(21,596)	$(9,398)	$(37,015)
Principal payments from lessees directly to lenders	15,671	27,397	41,928
Non-GAAP: adjusted net cash provided by or (used in) operating activities	$(5,925)	$17,999	$4,913

The non-GAAP financial measure for our cash flows from financing activities for the years ended March 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
GAAP: net cash provided by financing activities	$17,846	$11,171	$20,199
Principal payments from lessees directly to lenders	(15,671)	(27,397)	(41,928)
Non-GAAP: adjusted net cash provided by or (used in) financing activities	$2,175	$(16,226)	$(21,729)

A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows of the company; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the financial measures in its internal evaluation and management of its business. We believe that these measures and the information they provide are useful to investors because they permit investors to view our performance using the same tools that we use to evaluate our ongoing business performance. These measures should not be considered an alternative to measurements required by GAAP, such as net income and earnings per share. These non-GAAP measures are unlikely to be comparable to non-GAAP information provided by other companies.

Liquidity and Capital Resources

Recourse and non-recourse notes payable financing activities may provide approximately 80% to 100% of the purchase price of the equipment we purchase for leases to our customers. Any balance of the purchase price remaining after recourse and non-recourse funding and any upfront payments received from the lessee (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our leases and our residual return history will continue to allow us to obtain financing, such financing may not be available on acceptable terms, or at all.

The financing necessary to support our leasing activities has been provided by our cash and recourse and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We generally are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At March 31, 2012, our non-recourse notes payable portfolio decreased 11.0% to $26.3 million, as compared to $29.6 million at March 31, 2011. But this reduction in non-recourse notes payable was partially offset by an addition of $1.7 million in recourse notes payable as of March 31, 2012. There was no recourse notes payable as of March 31, 2011.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of March 31, 2012, the facility had an aggregate limit of the two components of $125.0 million with an accounts receivable sub-limit of $30.0 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2012. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process. We believe that we can continue to rely on the availability of this credit facility; however, if the GECDF credit facility is no longer available, we believe we can increase our lines of credit with our vendors and utilize our cash for working capital.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2012	Balance as of March 31, 2012	Maximum Credit Limit at March 31, 2011	Balance as of March 31, 2011
$125,000	$85,911	$125,000	$63,845

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at March 31, 2012 or March 31, 2011, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which will mature on October 26, 2012. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of March 31, 2012 and March 31, 2011, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2012 and March 31, 2011, we were not involved in any unconsolidated special purpose entity transactions.

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

Future Contractual Obligations

The impact that our contractual obligations as of March 31, 2012 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Recourse & non-recourse notes payable (1)	$28,055	$14,017	$13,173	$865	$-
Operating lease obligations (2)	8,311	3,189	4,522	424	176
Total	$36,366	$17,206	$17,695	$1,289	$176

(1)	Non-recourse notes payable obligations in which the specific lease receivable payments have been assigned to the lender.
(2)	Rent obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of March 31, 2012, the aggregate fair value of our recourse borrowings approximated their carrying value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

As described below in Management’s Report on Internal Control Over Financial Reporting, we concluded that our internal control over financial reporting was not effective as of March 31, 2012 due to a material weakness related to our selection and application of accounting principles generally accepted in the United States. Refer to Note 2, “Restatement of Consolidated Financial Statements” included elsewhere in this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

To address this control weakness, we performed additional analysis and other procedures in order to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. We discussed the accounting restatement described above with the Audit Committee of the Board. We are working with the Audit Committee to identify and implement corrective actions, where required, to improve the effectiveness of our internal control over financial reporting and to remediate the control deficiency that gave rise to the material weakness. Specifically, these changes include a more in-depth assessment of whether we are acting as a principal or agent for revenue arrangements through system enhancements, review procedures and communications among our staff.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2012. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2012 due to the misapplication of accounting principles generally accepted in the United States. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on pages F-3 and F-4 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors may be found under the caption “Proposals – Proposal 1 – Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance, Related Person Transactions and Indemnification”, “Committees of the Board of Directors” and “Corporate Governance” is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement set forth under the caption “Proposals – Proposal 4 – Ratification of the appointment of Deloitte and Touche LLP as our independent auditors for our fiscal year ending March 31, 2013” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report and incorporated herein by reference.

(a)(2) Financial Statement Schedule

See "Financial Statement Schedule II - Valuation and Qualifying Accounts" on page 5-1.
(a)(3) Exhibit List

Exhibits 10.2 through 10.23are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, filed on September 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 19, 2008).

3.2	Amended and Restated Bylaws of ePlus amended as of April 18, 2012, (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 20, 2012).

4	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.1
Form of Indemnification Agreement entered into between ePlus and its directors and officers (Incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.2	Employment Agreement dated September 27, 2011 between ePlus inc. and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2011).

10.3	Employment Agreement dated September 27, 2011 between ePlus and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 28, 2011).

10.4	Employment Agreement dated September 27, 2011 between ePlus and Mark P. Marron (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 28, 2011).

10.5	Employment Agreement dated September 27, 2011 between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 28, 2011).

10.6	Employment Agreement dated September 27, 2011 between ePlus and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 28, 2011).

10.7	1997 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended September 30, 1997).

10.8	Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.9	2008 Non-Employee Director Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2011).

10.10	2008 Employee Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 19, 2008).

10.11	Form of Award Agreement – Incentive Stock Options (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 19, 2008).

10.12	Form of Award Agreement – Nonqualified Stock Options (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 19, 2008).

10.13	Form of Award Agreement – Restricted Stock Awards (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 19, 2008).

10.14	Form of Award Agreement – Restricted Stock Units (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 19, 2008).

10.15
Form of Award Agreement – Restricted Stock Award Agreement (for awards granted on or after September 23, 2011) (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 26, 2011)

10.16
Form of Award Agreement – Restricted Stock Agreement (director quarterly grants only for awards granted on or after September 23, 2011) (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 26, 2011)

10.17
Form of Award Agreement – Restricted Stock Unit Award Agreement (for awards granted on or after September 23, 2011) (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 26, 2011)

10.18	ePlus inc. Supplemental Benefit Plan for Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).

10.19	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.20	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).

10.21	Form of Amendment to ePlus inc. Supplemental Benefit Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2008).

10.22	ePlus inc. Executive Incentive Plan effective April 1, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2009).

10.23	ePlus inc. Executive Incentive Plan effective April 1, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2011).

10.24
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

10.38
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

10.40
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

10.44	Amendment #1 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of July 1, 2007.

10.45
Amendment #2 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 18, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2009).

10.46
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
Date: June 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: June 14, 2012

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director and Executive
Vice President
Date: June 14, 2012

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 14, 2012

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: June 14, 2012

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: June 14, 2012

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: June 14, 2012

/s/ MILTON E. COOPER, JR.
By: Milton E. Cooper, Jr., Director
Date: June 14, 2012

ERIC D. HOVDE
By: Eric D. Hovde, Director Date: June 14, 2012

/s/ JOHN CALLIES
By: John E. Callies, Director
Date: June 14, 2012

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2011 and 2010 consolidated financial statements have been restated to correct an error.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2012 expressed an adverse opinion because of a material weakness in the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ePlus inc.
Herndon, Virginia

We have audited ePlus inc.'s and subsidiaries' (the "Company's") internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company’s controls over the application of accounting policies related to the preparation of consolidated financial statements were ineffective due to the misapplication of generally accepted accounting principles in the United States. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2012 of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended March 31, 2012, of the Company and our report dated June 14, 2012 expressed an unqualified opinion on those financial statements and the financial statement schedule, and included an explanatory paragraph regarding the restatement of the consolidated financial statements for 2011 and 2010 as discussed in Note 2 to the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 14, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2012	March 31, 2011
ASSETS	(in thousands)

Cash and cash equivalents	$33,778	$75,756
Short-term investments	7,396	-
Accounts receivable—net	174,599	121,771
Notes receivable—net	24,337	5,843
Inventories—net	23,514	9,062
Investment in leases and leased equipment—net	115,974	117,667
Property and equipment—net	2,086	1,817
Other assets	23,560	38,671
Goodwill	28,444	18,604
TOTAL ASSETS	$433,688	$389,191

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$17,268	$7,250
Accounts payable—trade	26,719	14,821
Accounts payable—floor plan	85,911	63,845
Salaries and commissions payable	9,500	8,065
Accrued expenses and other liabilities	40,822	49,414
Recourse notes payable	1,727	-
Non-recourse notes payable	26,328	29,592
Deferred tax liability	5,786	4,227
Total Liabilities	214,061	177,214

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 12,692,224 issued and 7,999,895 outstanding at March 31, 2012 and 12,456,819 issued and 8,519,189 outstanding at March 31, 2011	127	125
Additional paid-in capital	93,545	89,792
Treasury stock, at cost, 4,692,329 and 3,937,630 shares, respectively	(65,416)	(45,998)
Retained earnings	190,906	167,539
Accumulated other comprehensive income—foreign currency
translation adjustment	465	519
Total Stockholders' Equity	219,627	211,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$433,688	$389,191

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
		2011	2010
	2012	As Restated (2)	As Restated (2)
	(amounts in thousands, except shares and per share data)

Sales of product and services	$784,951	$672,303	$499,359
Financing revenue	30,899	35,367	38,107
Fee and other income	9,731	10,720	9,621
Patent settlement income	-	125	3,525

TOTAL REVENUES	825,581	718,515	550,612

COSTS AND EXPENSES

Cost of sales, product and services	645,558	551,860	410,880
Direct lease costs	8,508	9,212	10,676
	654,066	561,072	421,556

Professional and other fees	11,744	15,383	10,814
Salaries and benefits	98,268	84,247	74,612
General and administrative expenses	20,499	14,681	14,384
Impairment of goodwill	-	-	4,029
Interest and financing costs	1,430	2,564	4,135
	131,941	116,875	107,974

TOTAL COSTS AND EXPENSES (1)	786,007	677,947	529,530

EARNINGS BEFORE PROVISION FOR INCOME TAXES	39,574	40,568	21,082

PROVISION FOR INCOME TAXES	16,207	16,841	8,337

NET EARNINGS	$23,367	$23,727	$12,745

NET EARNINGS PER COMMON SHARE—BASIC	$2.92	$2.89	$1.54
NET EARNINGS PER COMMON SHARE—DILUTED	$2.84	$2.82	$1.50

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,002,191	8,200,557	8,267,374
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,214,620	8,423,099	8,469,226

(1)	Includes amounts to related parties of $482 thousand and $1,220 thousand for the years ended March 31, 2011 and 2010, respectively.
(2)	See Note 2, "Restatement of Consolidated Financial Statements."

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2012	2011	2010
(in thousands)
Cash Flows From Operating Activities:
Net earnings	$23,367	$23,727	$12,745

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9,365	9,972	11,393
Impairment of goodwill	-	-	4,029
Reserves for credit losses, inventory obsolescence and sales returns	3,244	303	1,429
Share-based compensation expense	2,392	1,258	474
Excess tax benefit from exercise of stock options	(740)	(601)	(224)
Tax benefit from stock-based compensation	-	761	447
Deferred taxes	1,413	2,424	(1,154)
Payments from lessees directly to lenders—operating leases	(4,371)	(5,184)	(7,045)
Gain on sale of property, equipment and operating leases	(1,303)	(1,038)	(1,580)
Gain on sale of notes receivable	(2,915)	-	-
Excess increase in cash value of life insurance	(160)	(69)	(44)
Other	(208)	-	-
Changes in:
Accounts receivable—net	(50,430)	(11,330)	(26,823)
Notes receivable—net	(4,969)	(3,871)	642
Inventories—net	(13,775)	118	(55)
Investment in direct financing and sale-type leases—net	(12,117)	13,544	(71,860)
Other assets	20,126	(10,951)	(10,215)
Accounts payable—equipment	9,735	(33,644)	37,970
Accounts payable—trade	10,218	(3,490)	(1,272)
Salaries and commissions payable, accrued expenses and other liabilities	(10,468)	8,673	14,128
Net cash used in operating activities	$(21,596)	$(9,398)	$(37,015)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	$2,176	$4,208	$5,178
Purchases of property, equipment and operating lease equipment	(7,655)	(13,401)	(10,814)
Net increase in short-term investments	(7,396)	-	-
Issuance of notes receivable	(65,678)	-	-
Repayments of notes receivable	16,713	-	-
Proceeds from sales of notes receivable	35,487	-	-
Premiums paid on life insurance	(65)	(146)	(198)
Cash used in acquisition, net of cash acquired	(11,805)	(1,761)	-
Net cash used in investing activities	$(38,223)	$(11,100)	$(5,834)

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS –continued

	Year Ended March 31,
	2012	2011	2010
Cash Flows From Financing Activities:	(in thousands)

Borrowings of non-recourse notes payable	$12,410	$9,192	$16,740
Borrowings of recourse notes payable	1,727	-	-
Repayments of non-recourse and recourse notes payable	(3)	(5,881)	(6,262)
Repurchase of common stock	(19,418)	(2,652)	(6,117)
Proceeds from issuance of capital stock through option exercise	623	3,679	3,128
Excess tax benefit from exercise of stock options	740	601	224
Net borrowings on floor plan facility	21,767	6,232	12,486
Net cash provided by financing activities	$17,846	$11,171	$20,199

Effect of exchange rate changes on cash	(5)	6	(61)

Net Decrease in Cash and Cash Equivalents	(41,978)	(9,321)	(22,711)

Cash and Cash Equivalents, Beginning of Period	75,756	85,077	107,788

Cash and Cash Equivalents, End of Period	$33,778	$75,756	$85,077

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$21	$27	$289
Cash paid for income taxes	$11,990	$15,220	$7,955

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$95	$49	$19
Purchase of operating lease equipment included in accounts payable	$-	$10	$15
Proceeds from sales of operating lease equipment included in accounts receivable	$495	$-	$-
Principal payments from lessees directly to lenders	$15,671	$27,397	$41,928
Vesting of share-based compensation	$2,216	$1,239	$297
Contingent consideration	$1,500	$-	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

	Common Stock		Additional Paid-In	Treasury	Retained		Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings		Income	Total

Balance, April 1, 2009	8,088,513	$115	$80,055	$(37,229)	$131,067	(1)	$79	$174,087

Issuance of shares for option exercises
and vesting of restricted shares	412,962	4	3,102	-	-		-	3,106
Tax benefit of exercised stock options	-	-	469	-	-		-	469
Effect of share-based compensation, net of forfeitures	-	-	474	-	-		-	474
Purchase of treasury stock	(377,967)	-	-	(6,117)	-		-	(6,117)
Comprehensive income
Net earnings	-	-	-	-	12,745		-	12,745
Foreign currency translation adjustment (net of tax of $9)	-	-	-	-	-		342	342
Total comprehensive income								13,087

Balance, March 31, 2010	8,123,508	$119	$84,100	$(43,346)	$143,812		$421	$185,106

Issuance of shares for option exercises
and vesting of restricted shares	272,300	3	3,676	-	-		-	3,679
Excess tax benefit of exercised stock options	-	-	761	-	-		-	761
Effect of share-based compensation, net of forfeitures	267,390	3	1,255	-	-		-	1,258
Purchase of treasury stock	(144,009)	-	-	(2,652)	-		-	(2,652)
Comprehensive income
Net earnings	-	-	-	-	23,727		-	23,727
Foreign currency translation adjustment (net of tax of $2)	-	-	-	-	-		98	98
Total comprehensive income								23,825

Balance, March 31, 2011	8,519,189	$125	$89,792	$(45,998)	$167,539		$519	$211,977

Issuance of shares for option exercises and vesting of
restricted shares	83,900	1	621	-	-		-	622
Excess tax benefit of exercised stock options	-	-	740	-	-		-	740
Effect of share-based compensation, net of forfeitures	151,505	1	2,392	-	-		-	2,393
Purchase of treasury stock	(754,699)	-	-	(19,418)	-		-	(19,418)
Comprehensive income	-
Net earnings	-	-	-	-	23,367		-	23,367
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-		(54)	(54)
Total comprehensive income								23,313

Balance, March 31, 2012	7,999,895	$127	$93,545	$(65,416)	$190,906		$465	$219,627

(1) Retained earnings as of April 1, 2009 has been decreased by $385 thousand related to an adjustment for certain lease transactions. See Note 2 "Restatement of Consolidated Financial Statements" for further information.

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended March 31, 2012, 2011 and 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.” The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

SUBSEQUENT EVENTS — Management has evaluated subsequent events after the balance sheet date through the date our financial statements are issued.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include estimates related to revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses, and the recognition and measurement of income tax assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

REVENUE RECOGNITION — The majority of our revenues are derived from the following sources: sales of products, third party software, third party software assurance, maintenance and services, sales of our services, financing revenues and sales of our software. For all these revenue sources, we determine whether we are the principal or agent in accordance with Accounting Standards Codification (“Codification”) Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based upon these revenue sources.

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

Using these tests, the majority of the revenue for technology product and third party software is recognized upon delivery to the customers.

We also sell services that we perform in conjunction with product sales, and recognize revenue for these sales in accordance with the guidance from Codification Topic Revenue Recognition, Subtopic Multiple Elements Arrangements. Accordingly, we recognize sales from delivered items only when:

·	the delivered services have value to the customer on a stand-alone basis;
·	delivery of the undelivered service is probable and substantially under our control.

For bundled arrangements entered into after March 31, 2011, we allocated the total arrangement consideration to the deliverables based on an estimated selling price of our products and services. We determined the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies for providing customers with quotes, as well as historical gross margins for our products and services. Revenue from the sales of products is generally recognized upon delivery to the customers and revenue for the services is generally recognized when the services are complete, which normally occurs within 90-120 days after the products are delivered to the customer.

We sell software assurance, maintenance and service contracts where the services are performed by a third party. Software assurance is a maintenance product that allows customers to upgrade at no additional cost to the latest technology if new applications are introduced during the period that the software assurance is in effect. As we enter into contracts with third party service providers, we evaluate whether we are acting as a principal or agent in the transaction. Since we are not responsible for the day to day provision of services in these arrangements, we concluded that we are acting as an agent and recognize revenue a net basis at the date of sale. Under net sales recognition, the cost paid to the third party service provider or vendor is recorded as a reduction to sales of products and services.

Financing Revenue

We lease products to customers generally that are accounted for in accordance with Codification Topic, Leases. In connection with those leases, we may also finance third party software and services for our customers, which are classified as notes receivables. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.

The accounting for investments in leases and leased equipment is different depending on the type of lease. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate. If a lease meets one or more of the following four criteria, the lease is classified as either a sales-type or direct financing lease; otherwise, it will be classified as an operating lease:

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

Codification Topic Transfers and Servicing, Subtopic Sales of Financial Assets, establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of notes receivables and direct finance and sales-type leases we make on a non-recourse basis meet the criteria for surrender of control set forth by this subtopic and have therefore been treated as sales for financial statement purposes. We assign all rights, title, and interests in a number of our leases to third-party financial institutions without recourse. These assignments are recorded as sales because we have completed our obligations as of the assignment date, and we retain no ownership interest in the equipment under lease. We recognize a net gain on these transactions as a component of lease revenue in our consolidated statements of operations.

Revenues on the sales of equipment at the end of a lease are recognized at the date of sale. The net gain or loss on sales of such equipment is presented within financing revenues in our consolidated statements of operations.

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

At the inception of an operating lease, equipment under operating leases is recorded at cost and depreciated on a straight-line basis over its useful life to the estimated residual value. The estimated useful lives for equipment under operating leases ranges based on the nature of the equipment. The estimated useful life for information technology equipment is 36 months, while that of medical equipment is between 24 and 36 months.

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

RESIDUAL VALUES — Residual values, representing the unguaranteed estimated value of equipment at the termination of a lease, are recorded at the inception of each lease. The estimated residual values vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, manufacturer's discount, market conditions, term of the lease, equipment supply and demand and by new product announcements by manufacturers.

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

RESERVES FOR CREDIT LOSSES — Our receivables consist of accounts and notes receivable and minimum lease payments associated with our investments in direct financing and sales-type leases. We maintain our reserves for credit losses at a level believed to be adequate to absorb potential losses inherent in the respective balances. The reserve for credit losses is increased by provisions for potential credit losses, which increases expenses, and decreased by subsequent recoveries. The reserve for credit losses is decreased by write-offs and reductions to the provision for potential credit losses. Accounts are either written off or written down when the loss is both probable and determinable.

Management’s determination of the adequacy of the reserves for credit losses for accounts and notes receivable is based on the age of the receivable balance, the customer’s credit quality rating, an evaluation of historical credit losses, current economic conditions, and other relevant factors. We assign an internal credit quality rating to all new customers and update these ratings regularly, but no less than annually. Also, management regularly reviews the notes receivable portfolio to assess whether any balances should be impaired or placed on nonaccrual status.

Investments in direct financing and sales-type leases consist of minimum lease payments, estimated unguaranteed residual values, initial direct costs and unearned lease income. Management’s determination of the adequacy of the reserve for credit losses for the minimum lease payments may be based on the following factors: an internally assigned credit quality rating, historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, the fair value of the underlying collateral, and the funding status (i.e. not funded, funded on a recourse or partial recourse basis, or funded on non-recourse basis). We assign an internal credit quality rating to each customer at the inception of the lease based on the customer’s financial status, rating agency reports and other financial information. We update the internal credit quality rating at least annually or when an indicator of a change in credit quality arises, such as a delinquency or bankruptcy.

RESERVES FOR SALES RETURNS — Sales are reported net of allowances for returns which is maintained at a level believed by management to be adequate to absorb potential sales returns from product and services in accordance with Codification Topic Revenue, Subtopic Product. Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns, current economic conditions, volume and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term U.S. treasury securities. There were no restrictions on the withdrawal of funds from our money market accounts as of March 31, 2012, and March 31, 2011.

SHORT-TERM INVESTMENTS — We consider certificates of deposits with original maturities at the date of acquisition greater than 90 days but less than one year as short-term investments. Interest income is recognized when earned.

NOTES RECEIVABLE —We finance other assets for our customers including software and services, which are accounted for as notes receivable. Interest income is recognized using the effective interest method and reported within financing revenue in our consolidated statement of operations.

INVENTORIES — Inventories are stated at the lower of cost (weighted average basis) or market and are shown net of allowance for obsolescence of $112 thousand and $161 thousand as of March 31, 2012, and 2011, respectively.

PROPERTY AND EQUIPMENT — Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment obtained through an acquisition are stated at the fair market value as of the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Information Technology hardware is depreciated over three years. Software is depreciated over five years. Furniture and certain fixtures are depreciated over five to ten years. Telephone equipment is depreciated over seven years.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We capitalize costs for the development of internal use software under the guidelines of Codification Topic Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. Software capitalized for internal use was $26 thousand and $254 thousand during the years ended March 31, 2012 and March 31, 2011, respectively, and is included in the accompanying consolidated balance sheets as a component of property and equipment—net and other assets. We had capitalized costs, net of amortization, of approximately $0.5 million and $0.8 million at March 31, 2012 and March 31, 2011, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with Codification Topic Software, Subtopic Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. We capitalized $116 thousand and $343 thousand for the years ended March 31, 2012 and March 31, 2011, respectively. We had $383 thousand and $424 thousand of capitalized costs, net of amortization, at March 31, 2012 and March 31, 2011, respectively.

GOODWILL AND INTANGIBLE ASSETS — Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. Goodwill is assigned to a reporting unit on the acquisition date. We operate in four reporting units based on the nature of the products and services offered, one of which is our financing operating segment. The remaining three consists of our technology unit, software procurement unit, and software document management businesses unit, all of which are components of our technology sales operating segment.

We review our goodwill for impairment quarterly, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

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

IMPAIRMENT OF LONG-LIVED ASSETS — We review long-lived assets, including property and equipment, and other long term assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment losses were recorded in the years ended March 31, 2012, 2011 and 2010.

FAIR VALUE MEASUREMENT—We follow the guidance in Codification Topic Fair Value Measurements and Disclosures which applies fair accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risk inherent in valuation techniques, transfer restrictions and credit risk. Topic Fair Value Measurements and Disclosures establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement as follows:

•	Level 1 - Observable inputs such as quoted prices in active markets;
•	Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
•	Level 3 - Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value. Our goodwill is subjected to non-recurring fair value measurement. We consider the carrying amounts of cash and cash equivalents, short-term investments, accounts receivables, notes receivable, accounts payable and accrued expenses and other liabilities to approximate the fair value due to the short maturity of these instruments.  We have estimated the fair value of notes payable utilizing present value techniques taking into consideration current market conditions.  At March 31, 2012, the carrying amount of non-recourse and recourse notes payable of $26.3 million and $1.7 million, respectively, approximated fair value.  At March 31, 2011, the carrying amount of non-recourse notes payable of $29.6 million approximated fair value.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying consolidated balance sheets. See Note 13, “Share Repurchase,” for additional information.

INCOME TAXES — Deferred income taxes are accounted for in accordance with Codification Topic Income Taxes. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement reporting and tax bases of assets and liabilities, using tax rates currently in effect. Future tax benefits, such as net operating loss carry-forwards, are recognized to the extent that realization of these benefits is considered to be more likely than not. We review our deferred tax assets at least annually and make necessary valuation adjustments.

In addition, we account for uncertain tax positions in accordance with Codification Topic Income Taxes. Specifically, the Topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

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

BUSINESS COMBINATIONS —We account for business combinations using the acquisition method in accordance with Codification Topic Business Combinations, which requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of intangible assets, such as customer relationships, trade names, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value.

Any excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. We recognize a gain in our income statement to the extent the purchase price is less than the fair value of assets acquired and liabilities assumed. The results of operations for an acquired company are included in our financial statements from the date of acquisition.

CONCENTRATIONS OF RISK—Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, notes receivable and investments in direct financing and sales-type leases. Cash and cash equivalents and short-term investments are maintained principally with financial institutions in the United States, which have high credit ratings. Risk on accounts receivable, notes receivable and investments in direct financing and sales-type leases is reduced by the large number of diverse industries comprising our customer base and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated through the underlying collateral and whether the lease is funded with recourse or non-recourse notes payable.

A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 45% and 15%, respectively, of our technology sales business segment sales of product and services for the year ended March 31, 2012, as compared to 40% and 19%, respectively, of our technology sales business segment sales of product and services for the year ended March 31, 2011 and 34% and 22%, respectively for the year ended March 31, 2010. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In October 2009, the Financial Accounting Standards Board ("FASB") issued an update to amend Revenue Recognition in the Codification. This update removes the fair value criterion from the separation criteria for multiple deliverables arrangements. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under Fair Value Measurements and Disclosures in the Codification, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. We adopted this update on April 1, 2011. Refer to Note 8, “Revenue Arrangements with Multiple Deliverables,” for additional information.

In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, which amends Topic 350, Intangibles-Goodwill and Other in the Codification. While this amendment does not change the calculation of goodwill impairment, it simplifies how companies test goodwill for impairment. Under this amendment, a company would be permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company determines that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, then it is not necessary to perform the two-step goodwill impairment test described in Intangibles-Goodwill and Other in the Codification. The more likely than not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011; however, early adoption was permitted and we early adopted this update on October 1, 2011. Refer to Note 4, “Goodwill,” for additional information.

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During the preparation of our financial statements for the fiscal year ended March 31, 2012, we reassessed the presentation of sales of third party software assurance, maintenance and services and, after giving further consideration with respect to gross vs. net reporting, and concluded that these transactions should be presented on a net basis in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. We determined that we should have been considered an agent in the transaction because a third party is responsible for the day to day provision of services under the contract. This error in the determination of that status results in different accounting treatment of the revenue resulting from the sale of such third party software assurance, maintenance and services, requiring the revenue to be reported net of the associated cost of the underlying contract with the third party service provider.

Under net sales recognition, the cost paid to the third party service provider is recorded as a reduction to sales of products and services, resulting in net sales being equal to the gross profit on the transaction. The correction of this error affects our revenues and offsetting costs and expenses for the identified periods but does not affect our previously reported earnings before provision for income tax, net earnings, net earnings per common share or consolidated statement of cash flows.

The effects of this restatement are a reduction of sales of products and services of $144.5 million and $126.2 million for the costs of certain third party maintenance, software and services for the fiscal years ended March 31, 2011 and 2010, respectively, as presented in the table below (in thousands):

	Year Ended March 31,
	2011		2011	2010		2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Sales of product and services	$816,813	$(144,510)	$672,303	$625,607	$(126,248)	$499,359
Total revenues	$863,025	$(144,510)	$718,515	$676,860	$(126,248)	$550,612
Cost of sales, product and services	$696,370	$(144,510)	$551,860	$537,128	$(126,248)	$410,880
Total costs and expenses	$822,457	$(144,510)	$677,947	$655,778	$(126,248)	$529,530
Net earnings	$23,727	$-	$23,727	$12,745	$-	$12,745
Net earnings per common share - basic	$2.89	$-	$2.89	$1.54	$-	$1.54
Net earnings per common share - diluted	$2.82	$-	$2.82	$1.50	$-	$1.50

In addition, we recorded an adjustment to retained earnings as of April 1, 2009 of $385 thousand to correct an error in our revenue recognition for interim rent associated with investments in direct financing and sales-type leases. As a result, investments in leases and leased equipment – net decreased by $641 thousand and other assets increased by $256 thousand as of March 31, 2011.

3. INVESTMENTS IN LEASES AND LEASED EQUIPMENT—NET

Our investment in leases and leased equipment—net consists of the following (in thousands):

	March 31,
	2012	2011
Investment in direct financing and sales-type leases—net	$95,460	$95,678
Investment in operating lease equipment—net	20,514	21,989
	$115,974	$117,667

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	March 31,
	2012	2011
Minimum lease payments	$99,747	$102,449
Estimated unguaranteed residual value (1)	6,917	7,029
Initial direct costs, net of amortization (2)	797	709
Less: Unearned lease income	(10,665)	(12,776)
Less: Reserve for credit losses (3)	(1,336)	(1,733)
Investment in direct financing and sales-type leases—net	$95,460	$95,678

(1)
Includes estimated unguaranteed residual values of $1,700 thousand and $1,666 thousand as of March 31, 2012 and 2011, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.

(2)	Initial direct costs are shown net of amortization of $512 thousand and $552 thousand as of March 31, 2012 and 2011, respectively.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

Future scheduled minimum lease rental payments as of March 31, 2012 are as follows (in thousands):

Year ending March 31, 2013	$46,608
2014	29,985
2015	15,761
2016	5,532
2017 and thereafter	1,861
Total	$99,747

Our net investment in direct financing and sales-type leases for certain lease agreements serves as collateral for non-recourse and recourse equipment notes. See Note 9, “Recourse and Non-Recourse Notes Payable.”

We enter into agreements to sell the financing receivables associated with certain notes receivables and investments in direct financing leases, which are accounted for as sales under Codification Topic, Transfer and Servicing. We recognized a net gain for these sales of $3.9 million, $2.2 million and $1.9 million in financing revenues in the consolidated statement of operations for the years ended March 31, 2012, 2011 and 2010, respectively. Total proceeds from the sale of financing payments were $62.4 million, $63.6 million and $62.3 million for the years ended March 31, 2012, 2011, and 2010, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	March 31,
	2012	2011
Cost of equipment under operating leases	$44,487	$44,105
Less: Accumulated depreciation and amortization	(23,973)	(22,116)
Investment in operating lease equipment—net (1)	$20,514	$21,989

(1)	Includes estimated unguaranteed residual values of $7,802 thousand and $8,346 thousand as of March 31, 2012 and 2011, respectively.

Future scheduled minimum lease rental payments as of March 31, 2012 are as follows (in thousands):

Year ending March 31,2013	$7,749
2014	5,504
2015	2,022
2016	485
2017 and thereafter	36
Total	$15,796

4. GOODWILL

Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. For additional information related to the acquisition of NCC Networks, Inc. (“NCC”), Vanticore LLC (“Vanticore”), and Pacific Blue Micro (“PBM”) during the fiscal year ended March 31, 2012, refer to Note 18, “Business Combinations.” Total goodwill additions in 2012 due to the acquisitions of NCC, Vanticore, and PBM were $3.7 million, $1.6 million, and $4.5 million respectively. The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	Financing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2011
Goodwill	$4,029	$17,515	$4,644	$1,089	$27,277
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
	-	17,515	-	1,089	18,604

Acquisitions	-	9,840	-	-	9,840

Balance March 31, 2012
Goodwill	4,029	27,355	4,644	1,089	37,117
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance March 31, 2012	$-	$27,355	$-	$1,089	$28,444

On October 1, 2011, we adopted updates to Codification Topic Intangibles – Goodwill and Other, which permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

We analyzed the goodwill allocated to our reporting units above with respect to our reporting units that have goodwill in accordance with the provisions of ASU 2011-08 and concluded that it is more likely than not that the fair value for any of these reporting units is greater than their carrying amounts as of March 31, 2012.

5. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the years ended March 31, 2012, 2011 and 2010 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2011	$944	$94	$1,733	$2,771
Provision for (reduction of) bad debts	738	2,869	(395)	3,212
Recoveries	1	-	-	1
Write-offs and other	(376)	-	(2)	(378)
Balance March 31, 2012	$1,307	$2,963	$1,336	$5,606

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2010	$1,580	$75	$1,930	$3,585
Provision for (reduction of) bad debts	(264)	19	330	85
Recoveries	12	-	-	12
Write-offs and other	(384)	-	(527)	(911)
Balance March 31, 2011	$944	$94	$1,733	$2,771

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2009	$1,418	$75	$1,599	$3,092
Provision for (reduction of) bad debts	420	-	308	728
Recoveries	69	-	49	118
Write-offs and other	(327)	-	(26)	(353)
Balance March 31, 2010	$1,580	$75	$1,930	$3,585

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	March 31,
	2012		2011
	Notes Receivable	Lease-Related Assets	Notes Receivable	Lease-Related Assets
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$298	$1,314	$94	$1,733
Ending balance: individually evaluated for impairment	2,665	22	-	-
Ending balance	$2,963	$1,336	$94	$1,733

Total receivables:
Ending balance: collectively evaluated for impairment	$22,944	$99,545	$5,937	$102,446
Ending balance: individually evaluated for impairment	4,356	202	-	3
Ending balance	$27,300	$99,747	$5,937	$102,449

The net credit exposure for the balance evaluated individually for impairment as of March 31, 2012 was $4.6 million. The net credit exposure for the balance evaluated individually for impairment as of March 31, 2011 was $3 thousand.  During fiscal year 2012, we began selling and financing various products and services to a large law firm, which filed for bankruptcy in May 2012.  As of March 31, 2012, we had notes receivables with this customer of $4.2 million and a reserve for credit losses of $2.6 million.  As of March 31, 2012, the notes receivables associated with this customer were placed on non-accrual status.  In addition to our notes receivable, we had accounts receivable with this customer of $0.9 million and a reserve for credit losses of $0.3 million.  The total range of loss associated with this customer is $5.1 million.  We estimated the probable loss to be $2.9 million.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of March 31, 2012 and 2011 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Notes Payable	Net Credit Exposure
March 31, 2012

High CQR	$1,767	$5	$72	$1,844	$977	$58,214	$61,035	$(4,541)	$(3,480)	$53,014
Average CQR	85	7	12	104	53	38,337	38,494	(4,445)	(15,109)	18,940
Low CQR	-	-	-	-	-	218	218	(16)	-	202
Total	$1,852	$12	$84	$1,948	$1,030	$96,769	$99,747	$(9,002)	$(18,589)	$72,156

March 31, 2011

High CQR	$1,495	$188	$401	$2,084	$296	$58,962	$61,342	$(5,031)	$(6,658)	$49,653
Average CQR	26	134	18	178	767	40,159	41,104	(6,292)	(9,984)	24,828
Low CQR	-	-	3	3	-	-	3	-	-	3
Total	$1,521	$322	$422	$2,265	$1,063	$99,121	$102,449	$(11,323)	$(16,642)	$74,484

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as March 31, 2012 and 2011 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total
March 31, 2012

High CQR	$-	$-	$-	$-	$2,661	$18,140	$20,801
Average CQR	-	-	-	-	29	2,113	2,142
Low CQR	-	-	86	86	387	3,884	4,357
Total	$-	$-	$86	$86	$3,077	$24,137	$27,300

March 31, 2011

High CQR	$-	$-	$-	$-	$-	$4,119	$4,119
Average CQR	-	145	-	145	70	1,603	1,818
Low CQR	-	-	-	-	-	-	-
Total	$-	$145	$-	$145	$70	$5,722	$5,937

We estimate losses on our net credit exposure to be between 0% - 5% for customers with high CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 50% - 100% for customers with low CQR, which includes customers in bankruptcy.

6. PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31,
	2012	2011
Furniture, fixtures and equipment	$9,082	$8,818
Vehicles	312	334
Capitalized software	5,199	6,701
Leasehold improvements	2,446	2,270
Less: Accumulated depreciation and amortization	(14,953)	(16,306)
Property and equipment - net	$2,086	$1,817

For the years ended March 31, 2012 and 2011, depreciation expense on property and equipment was $967 thousand and $1,229 thousand, respectively.

7. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2012	2011

Deferred costs related to sales of bundled hardware and services	$6,195	$26,584
Deferred costs - other	7,500	4,213
Capitalized software and other intangible assets	5,075	829
Prepaid assets	2,215	4,170
Other	2,575	2,875
Other assets	$23,560	$38,671

	March 31,
	2012	2011

Deferred revenue related to sales of bundled hardware and services	$10,935	$30,277
Deferred revenue- other	5,000	6,250
Accrued expenses	15,386	7,632
Other	9,501	5,255
Accrued expenses and other liabilities	$40,822	$49,414

Deferred costs related to bundled hardware and service and deferred revenue related to bundled hardware and service are related to arrangements that were entered into prior to the adoption of the update to Revenue Recognition on April 1, 2011, and not completed as of March 31, 2012. Other liabilities include accrued taxes, lease rental payments due to third parties, and contingent consideration related to the NCC acquisition.

8. REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

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

For bundled arrangements entered into after March 31, 2011, we allocated the total arrangement consideration to the deliverables based on an estimated selling price of our products and services. We determined the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies for providing customers with quotes, as well as historical gross margins for our products and services. Revenue from the sales of products is generally recognized upon delivery to the customers and revenue for the services is generally recognized when the services are complete, which normally occurs within 90-120 days after the products are delivered to the customer.

Summarized below is what our reported revenues and earnings before tax for the year ended March 31, 2012 would have been had we continued to account for these multiple deliverables arrangements as a single unit of accounting and deferred the product and service revenue until the services were complete (in thousands):

	Year Ended March 31, 2012
	Total revenues	Total costs and expenses	Earnings before provision for tax
As reported	$825,581	$786,007	$39,574
Pro forma	$786,193	$754,387	$31,805

9. NOTES PAYABLE AND CREDIT FACILITY

Recourse and non-recourse obligations consist of the following (in thousands):

	March 31,
	2012	2011

Recourse note payable at 4.84% expires on March 2, 2017	$1,727	$-

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 2.58% to 9.50% at March 31, 2012 and March 31, 2011	$26,328	$29,592

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 5.15% and 5.84%, as of March 31, 2012 and 2011, respectively. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and us. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against us.

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our reseller business. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $85.9 million and $63.8 million as of March 31, 2012 and March 31, 2011, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2012 and March 31, 2011. As of March 31, 2012, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at The Wall Street Journal published U.S. prime rate less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, Inc. We were in compliance with these covenants as of March 31, 2012. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

On October 26, 2009, we entered into an agreement with 1st Commonwealth Bank of Virginia to provide us with a $0.5 million credit facility, which matures on October 26, 2012. This credit facility was renewed for two years, effective October 27, 2010. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of March 31, 2012 and March 31, 2011, we had no outstanding balance on this credit facility.

Recourse and non-recourse notes payable as of March 31, 2012, mature as follows (in thousands):

	Recourse Notes Payable	Non-Recourse Notes Payable

Year ending March 31, 2013	$380	$13,637
2014	379	9,598
2015	379	2,817
2016	380	267
2017 and thereafter	209	9
	$1,727	$26,328

10. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2012, we leased approximately 55,880 square feet for use as our principal headquarters. Through September 21, 2010, the headquarters building was owned by Norton Building 1, LLC, a limited liability company owned in part by Mr. Norton’s spouse and in part by his children. Mr. Norton, our President and CEO, has no managerial or executive role in Norton Building 1, LLC. The lease continues through December 31, 2014. We have the right to terminate the lease with no penalty fee on December 31, 2012, in the event that the facility no longer meets our needs, by giving six months’ prior written notice. To the extent required by our Related Person Transactions Policy, the lease and amendments thereto were approved by the Nominating and Corporate Governance Committee in accordance with such Policy, and subsequently approved by our Board of Directors, with Mr. Norton abstaining.

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

The annual base rent, which includes an expenses factor, is $20.84 per square foot for the first year, with an annual rent escalation for operating cost increases, if any, plus 2.75% of the annual base rent, net of the expenses factor, for each year thereafter. Prior to the sale of the headquarters building, we paid Norton Building 1, LLC a monthly payment of approximately $96 thousand, which includes operating expenses. Due to the sale of the headquarters building on September 21, 2010, we made no payments to Norton Building 1, LLC during the year ended March 31, 2012. We paid rent, which includes operating expenses, to Norton Building 1, LLC, in the amount of $482 thousand and $1,220 thousand during the years ended March 31, 2011 and 2010, respectively.

11. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Annual rent expense relating to these operating leases was $2.4 million, $2.1 million, and $2.4 million for the years ended March 31, 2012, 2011 and 2010, respectively. As of March 31, 2012, the future minimum lease payments are due as follows (in thousands):

Year ended March 31, 2013	$3,189
2014	2,553
2015	1,386
2016	583
2017 and thereafter	600
$8,311

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

On May 23, 2011, the court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson’s request to stay the injunction was denied, however, Lawson has appealed the trial court’s ruling. We have filed a motion seeking a finding that Lawson is in contempt of the injunction. We currently do not have a hearing date for our motion. We also have appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. Oral argument on the appeal was held on June 6, 2012. Court calendars are inherently unpredictable and we cannot predict when the court will issue a ruling.

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

Other Matters

We may become party to various legal proceedings arising in the normal course of business, including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims and claims related to alleged violations of laws and regulations. We accrue for costs associated with these contingencies when a loss is probable and the amount is reasonably estimable.  Refer to Note 5, "Reserves for Credit Losses," for additional information regarding loss contingencies associated with our accounts, notes and lease related receivables.

12. EARNINGS PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our consolidated statements of operations for the year ended March 31, 2012, 2011 and 2010 (in thousands, except per share data):

	Year Ended March 31,
	2012	2011	2010
Net earnings available to common shareholders—basic and diluted	$23,367	$23,727	$12,745

Weighted average shares outstanding — basic	8,002	8,201	8,267
Effect of dilutive shares	212	222	202
Weighted average shares outstanding — diluted	$8,214	$8,423	$8,469

Earnings per common share:
Basic	$2.92	$2.89	$1.54
Diluted	$2.84	$2.82	$1.50

All unexercised stock options were included in the computations of diluted earnings per common share (“EPS”) for the years ended March 31, 2012 and the year ended March 31, 2011. Unexercised employee stock options to purchase of 151,000, shares of our common stock were not included in the computations of diluted EPS for the year ended March 31, 2010. These options were excluded because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods making them anti-dilutive.

13. SHARE REPURCHASE

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

During the year ended March 31, 2012, we repurchased 735,865 shares of our outstanding common stock at an average cost of $25.76 per share for a total purchase price of $19.0 million. Since the inception of our initial repurchase program on September 20, 2001 we have repurchased 4.7 million shares of our outstanding common stock at an average cost of $13.88 per share for a total purchase price of $64.7 million.

14. SHARE-BASED COMPENSATION

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

1998 Long-Term Incentive Plan

The 1998 LTIP was adopted by the Board on July 28, 1998, which is its effective date, and approved by the shareholders on September 16, 1998. The allowable number of shares under the 1998 LTIP was 20% of the outstanding shares, less any shares previously granted and shares purchased through our then-existing employee stock purchase program. It specified that options shall be priced at not less than fair market value. The 1998 LTIP consolidated our pre-existing stock incentive plans and made the Compensation Committee of the Board of Directors (“Compensation Committee”) responsible for its administration. The 1998 LTIP required that grants be evidenced in writing, but the writing was not a condition precedent to the grant of the award.

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

2008 Employee Long-Term Incentive Plan

Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purpose of the 2008 Employee LTIP is to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2008 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2008 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2008 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. Under the 2008 Employee LTIP, the Compensation Committee will determine the time and method of exercise of the awards.

Stock Option Activity

During the year ended March 31, 2012, there were no stock options granted to employees.

A summary of stock option activity during the year ended March 31, 2012 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2011	228,900	$6.86 - $15.25	$10.26
Options exercised (1)	(83,900)	$6.86 - $7.90	$7.40
Outstanding, March 31, 2012	145,000	$7.14 - $15.25	$11.91	2.2	$2,908,850

Vested at March 31, 2012	145,000		$11.91	2.2	$2,908,850
Exercisable at March 31, 2012	145,000		$11.91	2.2	$2,908,850

(1)	The total intrinsic value of stock options exercised during the year ended March 31, 2012 was $1.5 million.

Additional information regarding options outstanding as of March 31, 2012 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining (in years)

$7.14 - $9.00	25,000	$7.14	1.0
$9.01 - $13.50	80,000	$11.74	3.0
$13.51 - $15.25	40,000	$15.23	1.5

$7.14 - $15.25	145,000	$11.91	2.2

We issue shares from our authorized but unissued common stock to satisfy stock option exercises. At March 31, 2012, all of our options were vested.

Restricted Stock Activity

We estimate the forfeiture rate of the restricted stock to be zero. As of March 31, 2012, we have granted 87,243 shares under the 2008 Director LTIP, and 357,570 restricted shares under the 2008 Employee LTIP.

A summary of the non-vested restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2011	213,689	$17.54
Granted	152,672	$23.21
Vested	(89,064)	$17.27
Forefeited	(1,167)	$20.17
Nonvested March 31, 2012	276,130	$20.75

Upon each vesting period of the restricted stock awards, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP and 2008 Employee LTIP allows the Company, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2012, the Company had withheld 18,834 shares of common stock at a value of $463 thousand, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the years ended March 31, 2012, 2011 and 2010 we recognized $2.4 million, $1.3 million and $474 thousand, respectively, of total share-based compensation expense. At March 31, 2012, there was no unrecognized compensation expense related to non-vested options. Unrecognized compensation expense related to non-vested restricted stock was $4.0 million, which will be fully recognized over the next 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the years ended March 31, 2012, 2011 and 2010, our expenses for the plan were approximately $844 thousand, $443 thousand and $377 thousand, respectively.

15. INCOME TAXES

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

As of March 31, 2011, we had $719 thousand of total gross unrecognized tax benefits recorded for uncertain income tax position in accordance with Income Taxes in the Codification. During the year ended March 31, 2012, we decreased this liability from $719 thousand to $316 thousand. This decrease is related to the statue of limitations expiring and the filing of amended tax returns to account for the limited deductibility of certain reimbursed expenses on our consolidated tax return.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010

Beginning balance	$719	$461	$525
Additions for uncertain tax positions	-	403	-
Reductions to uncertain tax positions	(403)	(145)	(64)
Ending balance	$316	$719	$461

At March 31, 2012, if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $424 thousand. At March 31, 2011, if the unrecognized tax benefits of $719 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $813 thousand.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2012 and 2011, we recognized $31 thousand and $71 thousand, respectively, of interest related to uncertain tax positions, and did not recognize any additional penalties. We had $180 thousand and $200 thousand accrued for the payment of interest at March 31, 2012 and 2011, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2008, 2009 and 2010 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2012	2011	2010

Statutory federal income tax rate	35%	35%	35%
Income tax expense computed at the U.S.
statutory federal rate	$13,850	$14,199	$7,379
State income tax expense—net of federal benefit	2,096	1,861	865
Non-deductible executive compensation	152	81	264
Other	109	700	(171)
Provision for income taxes	$16,207	$16,841	$8,337
Effective income tax rate	41.0%	41.5%	39.6%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Current:
Federal	$12,266	$10,604	$7,760
State	3,088	3,774	1,698
Foreign	59	39	33
Total current expense	15,413	14,417	9,491

Deferred:
Federal	814	2,846	(865)
State	(20)	(422)	(289)
Total deferred expense (benefit)	794	2,424	(1,154)

Provision for income taxes	$16,207	$16,841	$8,337

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2012	2011
Deferred Tax Assets:
Accrued vacation	$1,174	$1,174
Provision for bad debts	2,149	1,024
State net operating loss carryforward	1,217	1,296
Basis difference in fixed assets	-	147
Book compensation on discounted stock options	262	611
Deferred compensation	797	716
Deferred revenue	140	203
Foreign tax credit	-	72
Federal net operating loss carry forward	111	-
Other accruals and reserves	1,918	1,206
Gross deferred tax assets	7,768	6,449
Less: valuation allowance	(1,217)	(1,296)
Net deferred tax assets	6,551	5,153

Deferred Tax Liabilities:
Basis difference in fixed assets	(378)	-
Basis difference in operating lease items	(9,764)	(8,645)
Basis difference in tax deductible goodwill	(2,195)	(735)
Total deferred tax liabilities	(12,337)	(9,380)

Net deferred tax liabilities	$(5,786)	$(4,227)

The effective income tax rate for the year ended March 31, 2012 was 41.0%, a change from 41.5% of the previous fiscal year. The change in the effective income tax rate is due to changes in state apportionment factors and a decrease of the reserve for uncertain tax positions.

As of March 31, 2012, we have state net operating losses of approximately $28.0 million, which will begin to expire in the year 2023.

The valuation allowance resulted from management's determination, based on available evidence, that it was more likely than not that the state net operating loss deferred tax asset balance of $1.2 million and $1.3 million as of March 31,2012 and 2011, respectively, may not be realized.

16. FAIR VALUE MEASUREMENTS

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

The following table summarizes the fair value hierarchy of our financial instruments (in thousands):

	Fair Value Measurement Using
	Recorded Amount March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Liabilities:

Contingent consideration	$1,292	$-	$-	$1,292	$-

For the year ended March 31, 2012, the adjustment to the fair value of the contingent consideration was $208 thousand, which was presented within general and administrative expenses in our consolidated statement of operations.

17. SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our technology sales business segment and our financing business segment. The technology sales business segment sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The financing business segment offers lease-financing solutions to corporations and governmental entities nationwide. We evaluate segment performance on the basis of total revenue, segment earnings, and earnings before provision for income taxes.

Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the technology sales business segment. Our reportable segment information was as follows (in thousands):

	Year Ended March 31,
	2012			2011			2010
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$784,951	$-	$784,951	$672,303	$-	$672,303	$499,359	$-	$499,359
Financing revenues	-	30,899	30,899	-	35,367	35,367	-	38,107	38,107
Fee and other income	7,455	2,276	9,731	8,260	2,460	10,720	9,011	610	9,621
Patent settlement income	-	-	-	125	-	125	3,525	-	3,525
Total revenues	792,406	33,175	825,581	680,688	37,827	718,515	511,895	38,717	550,612

Cost of sales, products and services	645,558	-	645,558	551,860	-	551,860	410,880	-	410,880
Direct lease costs	-	8,508	8,508	-	9,212	9,212	-	10,676	10,676
Professional and other fees	10,283	1,461	11,744	14,014	1,369	15,383	8,269	2,545	10,814
Salaries and benefits	88,321	9,947	98,268	74,706	9,541	84,247	65,224	9,388	74,612
General and administrative expenses	16,627	3,872	20,499	13,220	1,461	14,681	12,916	1,468	14,384
Impairment of goodwill	-	-	-	-	-	-	-	4,029	4,029
Segment earnings	31,617	9,387	41,004	26,888	16,244	43,132	14,606	10,611	25,217
Interest and financing costs	93	1,337	1,430	84	2,480	2,564	77	4,058	4,135
Earnings before provision for income taxes	$31,524	$8,050	$39,574	$26,804	$13,764	$40,568	$14,529	$6,553	$21,082
Total assets	$241,488	$192,200	$433,688	$206,963	$182,228	$389,191	$193,194	$212,052	$405,246

The geographic information for the years ended March 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010

Revenue
U.S.	$825,029	$718,100	$550,215
Non U.S.	552	415	397
Total	$825,581	$718,515	$550,612

	As of March 31,
	2012	2011
Assets
U.S.	$431,632	$387,278
Non U.S.	2,056	1,913
Total	$433,688	$389,191

18. BUSINESS COMBINATIONS

During the fiscal year 2012, we acquired NCC, Vanticore, and PBM as part of our expansion strategy. We acquired NCC in June 2011 for $3.5 million, plus contingent consideration of up to an additional $3.2 million, VantiCore in January 2012 for $2.2 million and PBM in February, 2012 for $7.0 million. These transactions were accounted for as a business combination in accordance with Codification Topic Business Combinations. The purchase price for each acquisition was allocated based on the fair values of the acquired assets and liabilities assumed, including acquired intangible assets. The following table summarizes the total estimated fair values of assets acquired and liabilities assumed for these transactions at their respective acquisition dates (in thousands):

Cash and cash equivalents	$899
Customer relationships	3,700
Other intangible assets	398
Goodwill	9,840
Other assets	4,211
Contingent consideration	(1,500)
Other liabilities	(4,844)
$12,704

All the assets acquired and liabilities assumed were included in ePlus Technology, inc., a subsidiary of ePlus inc., which is a part of the technology sales business segment as of as of March 31, 2012. The amount of goodwill associated with these acquisitions that will be deductible for tax purposes is $3.0 million.  These acquisitions are not material either individually or in aggregate. Accordingly, pro-forma financial information has not been presented.

19. QUARTERLY DATA —UNAUDITED

Through preparation of our financial statements for the year ended March 31, 2012, we reassessed the presentation of sales of third party software assurance, maintenance and services and concluded that these transactions should be presented on a net basis in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. See Note 2, “Restatement of Consolidated Financial Statements” included elsewhere in this report. Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts):

	Year Ended March 31, 2012
	First Quarter			Second Quarter			Third Quarter			Fourth Quarter	Annual Amount
	Previously			Previously			Previously
	Reported	Adjustments	As restated	Reported	Adjustments	As restated	Reported	Adjustments	As restated	As reported	As restated

Total revenues	$211,544	$(32,645)	$178,899	$262,850	$(59,195)	$203,655	$272,605	$(48,577)	$224,028	$218,999	$825,581
Total costs and expenses	205,261	(32,645)	172,616	251,002	(59,195)	191,807	258,171	(48,577)	209,594	211,990	786,007
Earnings before provision for income taxes	6,283	-	6,283	11,848	-	11,848	14,434	-	14,434	7,009	39,574
Provision for income taxes	2,580	-	2,580	4,784	-	4,784	5,691	-	5,691	3,152	16,207
Net earnings	$3,703	$-	$3,703	$7,064	$-	$7,064	$8,743	$-	$8,743	$3,857	$23,367

Net earnings per common share—Basic (1)	$0.45	$-	$0.45	$0.87	$-	$0.87	$1.12	$-	$1.12	$0.50	$2.92
Net earnings per common share—Diluted (1)	$0.44	$-	$0.44	$0.85	$-	$0.85	$1.10	$-	$1.10	$0.49	$2.84

	Year Ended March 31, 2011
	First Quarter			Second Quarter			Third Quarter			Fourth Quarter			Annual Amount
	Previously			Previously			Previously			Previously
	Reported	Adjustments	As restated	Reported	Adjustments	As restated	Reported	Adjustments	As restated	Reported	Adjustments	As restated	As restated

Total revenues	$189,017	$(26,843)	$162,174	$233,017	$(46,303)	$186,714	$229,979	$(36,379)	$193,600	$211,012	$(34,985)	$176,027	$718,515
Total costs and expenses	181,181	$(26,843)	154,338	219,930	$(46,303)	173,627	216,675	$(36,379)	180,296	204,671	$(34,985)	169,686	677,947
Earnings before provision for income taxes	7,836	-	7,836	13,087	-	13,087	13,304	-	13,304	6,341	-	6,341	40,568
Provision for income taxes	3,123	-	3,123	5,178	-	5,178	5,755	-	5,755	2,785	-	2,785	16,841
Net earnings	$4,713	$-	$4,713	$7,909	$-	$7,909	$7,549	$-	$7,549	$3,556	$-	$3,556	$23,727

Net earnings per common share—Basic	$0.58	$-	$0.58	$0.97	$-	$0.97	$0.91	$-	$0.91	$0.43	$-	$0.43	$2.89
Net earnings per common share—Diluted	$0.57	$-	$0.57	$0.94	$-	$0.94	$0.89	$-	$0.89	$0.42	$-	$0.42	$2.82

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in 000's)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for Sales Returns
Year Ended March 31, 2010	$270	$730	$(670)	$330
Year Ended March 31, 2011	330	689	(672)	347
Year Ended March 31, 2012	347	1054	(974)	427

Allowance for Doubtful Accounts
Year Ended March 31, 2010	$3,092	$728	$(235)	$3,585
Year Ended March 31, 2011	3,585	85	(899)	2,771
Year Ended March 31, 2012	2,771	3,212	(377)	5,606

Allowance for Obsolete Inventory
Year Ended March 31, 2010	$102	$69	$(76)	$95
Year Ended March 31, 2011	95	196	(130)	161
Year Ended March 31, 2012	161	6	(55)	112

Valuation for Deferred Taxes
Year Ended March 31, 2010	$941	$309	$-	$1,250
Year Ended March 31, 2011	1,250	46	-	1,296
Year Ended March 31, 2012	1,296	(79)	-	1,217

S-1