Form 10-Q
period 2012-06-30
EPLUS INC
filed 2012-08-09
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of July 31, 2012 was 8,059,544.

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

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as other reports that we file with the Securities and Exchange Commission (“SEC”).

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2012	March 31, 2012
ASSETS	(in thousands)

Cash and cash equivalents	$55,359	$33,778
Short-term Investments	3,692	7,396
Accounts receivable—net	189,666	174,599
Notes receivable—net	14,283	24,337
Inventories—net	23,997	23,514
Investment in leases and leased equipment—net	103,140	115,974
Property and equipment—net	2,116	2,086
Other assets	25,997	23,560
Goodwill	28,580	28,444
TOTAL ASSETS	$446,830	$433,688

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$6,804	$17,268
Accounts payable—trade	25,076	26,719
Accounts payable—floor plan	97,415	85,911
Salaries and commissions payable	10,049	9,500
Accrued expenses and other liabilities	39,800	40,822
Recourse notes payable	1,727	1,727
Non-recourse notes payable	32,780	26,328
Deferred tax liability	5,786	5,786
Total Liabilities	219,437	214,061

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 12,787,999 issued and 8,059,049outstanding at June 30, 2012 and 12,692,224 issued and 7,999,895 outstanding at March 31, 2012	128	127
Additional paid-in capital	94,447	93,545
Treasury stock, at cost, 4,728,950 and 4,692,329 shares, respectively	(66,565)	(65,416)
Retained earnings	198,968	190,906
Accumulated other comprehensive income—foreign currency translation adjustment	415	465
Total Stockholders' Equity	227,393	219,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$446,830	$433,688

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
		2011
	2012	As Restated (1)
	(amounts in thousands, except shares and per share data)

Sales of product and services	$234,282	$169,321
Financing revenue	7,900	7,434
Fee and other income	2,542	2,144
TOTAL REVENUES	244,724	178,899

COSTS AND EXPENSES

Cost of sales, product and services	194,391	140,674
Direct lease costs	2,243	2,096
	196,634	142,770

Professional and other fees	3,113	2,425
Salaries and benefits	26,354	23,006
General and administrative expenses	4,655	4,033
Interest and financing costs	405	382
	34,527	29,846

TOTAL COSTS AND EXPENSES	231,161	172,616

EARNINGS BEFORE PROVISION FOR INCOME TAXES	13,563	6,283

PROVISION FOR INCOME TAXES	5,501	2,580

NET EARNINGS	$8,062	$3,703

NET EARNINGS PER COMMON SHARE—BASIC	$1.04	$0.45
NET EARNINGS PER COMMON SHARE—DILUTED	$1.02	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	7,720,535	8,307,389
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	7,897,906	8,489,703

(1)	See Note 2, "Restatement of Financial Statements."

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,
	2012	2011
	(amounts in thousands)

NET EARNINGS	$8,062	$3,703

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(50)	15
Other comprehensive (loss) income	(50)	15

TOTAL COMPREHENSIVE INCOME	$8,012	$3,718

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$8,062	$3,703

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,702	2,302
Reserves for credit losses and sales returns	(474)	167
Provision for inventory allowances and inventory returns	290	(153)
Share-based compensation expense	663	431
Excess tax benefit from exercise of stock options	(239)	(52)
Payments from lessees directly to lenders—operating leases	(973)	(1,054)
(Gain)/loss on disposal of property, equipment and operating lease equipment	(417)	270
Other	(346)	(2)
Changes in:
Accounts receivable—net	(14,600)	1,989
Notes receivable	(277)	(22)
Inventories—net	(773)	(7,786)
Investment in direct financing and sale-type leases—net	8,996	(8,434)
Other assets	(2,466)	5,712
Accounts payable—equipment	(10,216)	4,502
Accounts payable—trade	(1,682)	4,016
Salaries and commissions payable, accrued expenses and other liabilities	(157)	(3,530)
Net cash (used in) provided by operating activities	$(11,907)	$2,059

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	$229	$270
Purchases of short-term investments	(738)	-
Maturities of short-term investments	4,442	-
Purchases of property, equipment and operating lease equipment	(1,189)	(1,099)
Issuance of notes receivable	(4,465)	(14,051)
Repayments of notes receivable	5,268	2,854
Proceeds from transfer of notes receivable	9,655	453
Premiums paid on life insurance	(102)	(35)
Cash used in acquisition, net of cash acquired	-	(3,514)
Net cash provided by (used in) investing activities	$13,100	$(15,122)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Three months ended June 30,
	2012	2011
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$10,338	$-
Repayments of non-recourse notes payable	(537)	(26)
Repurchase of common stock	(1,149)	(1,686)
Proceeds from issuance of capital stock through option exercise	-	44
Excess tax benefit from share based compensation	239	52
Net borrowings on floor plan facility	11,502	475
Net cash provided by (used in) financing activities	20,393	(1,141)

Effect of exchange rate changes on cash	(5)	3

Net Increase (Decrease) in Cash and Cash Equivalents	21,581	(14,201)

Cash and Cash Equivalents, Beginning of Period	33,778	75,756

Cash and Cash Equivalents, End of Period	$55,359	$61,555

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1	$1
Cash paid for income taxes	$4,912	$1,918

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$134	$148
Purchase of operating lease equipment included in accounts payable	$50	$27
Proceeds from sales of operating lease equipment included in accounts receivable	$482	$-
Principal payments from lessees directly to lenders	$3,350	$4,552
Vesting of share-based compensation	$1,786	$199
Contingent consideration	$-	$1,500

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2012	7,999,895	$127	$93,545	$(65,416)	$190,906	$465	$219,627

Excess tax benefit of share based compensation	-	-	239	-	-	-	239
Effect of share-based compensation	95,775	1	663	-	-	-	664
Purchase of treasury stock	(36,621)	-	-	(1,149)	-	-	(1,149)
Net earnings	-	-	-	-	8,062	-	8,062
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-	(50)	(50)

Balance, June 30, 2012	8,059,049	$128	$94,447	$(66,565)	$198,968	$415	$227,393

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” or “ePlus.” The unaudited condensed consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three months ended June 30, 2012 and 2011 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three months ended June 30, 2012 and 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2013 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2012, which should be read in conjunction with these interim financial statements.

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

FAIR VALUE MEASUREMENT— Topic Fair Value Measurements and Disclosures establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value. Our goodwill is subjected to non-recurring fair value measurement. We consider the carrying amounts of cash and cash equivalents, short-term investments, accounts receivables, notes receivable, accounts payable and accrued expenses and other liabilities to approximate the fair value due to the short maturity of these instruments. We estimated the fair value of notes payable utilizing present value techniques taking into consideration current market conditions. At June 30, 2012, the carrying amount of non-recourse and recourse notes payable of $32.8 million and $1.7 million, respectively, approximated fair value. At March 31, 2012, the carrying amount of non-recourse notes payable and recourse notes payable of $26.3 million and $1.7 million, respectively, approximated fair value.

REVENUE RECOGNITION–The majority of our revenues are derived from the following sources: sales of third party products, software, software assurance, maintenance and services; sales of our services and software; and financing revenues. For all these revenue sources, we determine whether we are the principal or agent in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based on these revenue sources.

For the sale of third party software assurance, maintenance and services we concluded that we are acting as an agent and recognize revenue for these transactions on a net basis at the date of sale, which is presented within sales of products and services in our unaudited condensed consolidated statements of operations. Gross billings for all products and services for the quarters ended June 30, 2012 and June 30, 2011 were $278.7 million and $202.0 million, respectively.

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

A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 53% and 10%, respectively, of our Technology Sales Business Segment sales of product and services for the 3 months ended June 30, 2012, as compared to 42% and 15%, respectively, of our Technology Sales Business Segment sales of product and services for the 3 months ended June 30, 2011. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In June 2011, the FASB issued ASU 2011-05 that originally requiring the presentation of comprehensive income financial statements, more recently the FASB issued ASU 2011-12, “Comprehensive Income” (ASU 2011-12), which amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU 2011-12 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this amendment on April 1, 2012. In this Form 10-Q, and in future filings, we are presenting our components of net income and other comprehensive income in two separate but consecutive financial statements.

2. RESTATEMENT OF FINANCIAL STATEMENTS

During the preparation of our financial statements for the fiscal year ended March 31, 2012, we reassessed the presentation of sales of third party software assurance, maintenance and services and, after giving further consideration with respect to gross vs. net reporting, concluded that these transactions should be presented on a net basis in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. We determined that we should have been considered an agent in the transaction because a third party is responsible for the day to day provision of services under the contract. This change in the determination of that status results in different accounting treatment of the revenue resulting from the sale of such third party software assurance, maintenance and services, requiring the revenue to be reported net of the associated cost of the underlying contract with the third party service provider.

Under net sales recognition, the cost paid to the third party service provider is recorded as a reduction to sales of products and services, resulting in net sales being equal to the gross profit on the transaction. This change in accounting policy and restatement affects our revenues and offsetting costs and expenses for the identified period but does not affect our previously reported earnings before provision for income tax, net earnings, net earnings per common share or unaudited condensed consolidated statement of cash flows.

The effects of this restatement are a reduction of sales of products and services of $32.6 million for the costs of certain third party maintenance, software and services for the quarter ended June 30, 2011 as presented in the table below (in thousands):

	Quarter Ended June 30, 2011
	As reported	Adjustments	As restated

Sales of product and services	$201,966	$(32,645)	$169,321
Total revenues	$211,544	$(32,645)	$178,899
Cost of sales, product and services	$173,319	$(32,645)	$140,674
Total costs and expenses	$205,261	$(32,645)	$172,616
Net earnings	$3,703	$-	$3,703
Net earnings per common share - basic	$0.45	$-	$0.45
Net earnings per common share - diluted	$0.44	$-	$0.44

3. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	June 30,	March 31,
	2012
Investment in direct financing and sales-type leases—net	$83,909	$95,460
Investment in operating lease equipment—net	19,231	20,514
	$103,140	$115,974

 INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	June 30,	March 31,
	2012
Minimum lease payments	$86,637	$99,747
Estimated unguaranteed residual value (1)	6,991	6,917
Initial direct costs, net of amortization (2)	814	797
Less: Unearned lease income	(9,339)	(10,665)
Less: Reserve for credit losses (3)	(1,194)	(1,336)
Investment in direct financing and sales-type leases—net	$83,909	$95,460

(1)
Includes estimated unguaranteed residual values of $2,261 thousand and $1,700 thousand as of June 30, 2012 and March 31, 2012, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.

(2)	Initial direct costs are shown net of amortization of $551 thousand and $512 thousand as of June 30, 2012 and March 31, 2012, respectively.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

Our net investment in direct financing and sales-type leases for certain lease agreements serves as collateral for non-recourse equipment notes. See Note 7, “Notes Payable and Credit Facility.”

We enter into agreements to sell the lease payments associated with certain investments in direct financing leases, which are accounted for as a sale under Codification Topic, Transfer and Servicing. We recognized a net gain for these sales of $1.2 million and $0.1 million in lease revenues in the unaudited condensed consolidated statement of operations for the quarters ended June 30, 2012 and 2011, respectively. Total proceeds from the sale of lease payments were $29.4 million and $1.2 million for the quarters ended June 30, 2012 and 2011, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	June 30,	March 31,
	2012
Cost of equipment under operating leases	$44,777	$44,487
Less: Accumulated depreciation and amortization	(25,546)	(23,973)
Investment in operating lease equipment—net (1)	$19,231	$20,514

(1)	Includes estimated unguaranteed residual values of $7,692 thousand and $7,802 thousand as of June 30, 2012 and March 31, 2012, respectively, for operating leases.

4. GOODWILL

Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	Financing Business Segment	Technology Sales Business Segment
	Financing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2012
Goodwill	$4,029	$27,355	$4,644	$1,089	$37,117
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
		27,355		1,089	28,444

Purchase accounting adjustments	-	136	-	-	136

Balance June 30, 2012
Goodwill	4,029	27,491	4,644	1,089	37,253
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance June 30, 2012	$-	$27,491	$-	$1,089	$28,580

5. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2012	$1,307	$2,963	$1,336	$5,606
Provision for bad debts	(210)	145	(139)	(204)
Recoveries	(12)	-	-	(12)
Write-offs and other	(33)	-	(3)	(36)
Balance June 30, 2012	$1,052	$3,108	$1,194	$5,354

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2011	$944	$94	$1,733	$2,771
Provision for bad debts	76	27	64	167
Recoveries	-	-	-	-
Write-offs and other	(222)	-	(2)	(224)
Balance June 30, 2011	$798	$121	$1,795	$2,714

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	June 30, 2012		March 31, 2012
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$161	$1,101	$298	$1,314
Ending balance: individually evaluated for impairment	2,947	93	2,665	22
Ending balance	$3,108	$1,194	$2,963	$1,336

Minimum lease payments:
Ending balance: collectively evaluated for impairment	$13,051	$86,333	$22,944	$99,545
Ending balance: individually evaluated for impairment	4,340	304	4,356	202
Ending balance	$17,391	$86,637	$27,300	$99,747

During fiscal year 2012, we began selling and financing various products and services to a large law firm, which filed for bankruptcy in May 2012. As of June 30, 2012, we had $4.5 million of notes and lease-related receivables from this customer and total reserves for credit losses of $2.9 million, which represented our estimated probable loss.

As of March 31, 2012, we had $4.2 million of notes receivables from this customer and total reserves for credit losses of $2.6 million. In addition to the notes receivable, there were accounts receivable for this customer of $0.9 million and a reserve for credit losses of $0.3 million as of March 31, 2012. Accordingly, the total receivables associated with this customer as of March 31, 2012 were $5.1 million and our estimated probable loss was $2.9 million. As of March 31, 2012, the notes and lease receivables associated with this customer were placed on non-accrual status.

As of June 30, 2012, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure
June 30, 2012

High CQR	$76	$7	$124	$207	$364	$49,701	$50,272	$(3,492)	$(5,716)	$41,064
Average CQR	34	93	8	135	34	35,865	36,034	(4,092)	(14,677)	17,265
Low CQR	105	-	-	105	105	121	331	(27)	-	304
Total	215	100	132	447	503	85,687	86,637	(7,611)	(20,393)	58,633

March 31, 2012

High CQR	$1,767	$5	$72	$1,844	$977	$58,214	$61,035	$(4,541)	$(3,480)	$53,014
Average CQR	85	7	12	104	53	38,337	38,494	(4,445)	(15,109)	18,940
Low CQR	-	-	-	-	-	218	218	(16)	-	202
Total	$1,852	$12	$84	$1,948	$1,030	$96,769	$99,747	$(9,002)	$(18,589)	$72,156

As of June 30, 2012, the age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total

June 30, 2012

High CQR	$40	$-	$-	$40	$186	$11,290	$11,516
Average CQR	-	-	-	-	-	1,536	1,536
Low CQR	23	23	471	517	108	3,714	4,339
Total	$63	$23	$471	$557	$294	$16,540	$17,391

March 31, 2012

High CQR	$-	$-	$-	$-	$2,661	$18,140	$20,801
Average CQR	-	-	-	-	29	2,113	2,142
Low CQR	-	-	86	86	387	3,884	4,357
Total	$-	$-	$86	$86	$3,077	$24,137	$27,300

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2%-25% for customers with average CQR, and between 50%-100% for customers with low CQR, which includes customers in bankruptcy.

6. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	June 30,	March 31,
	2012

Deferred costs	$11,682	$9,391
Capitalized software and other intangible assets	4,843	5,075
Prepaid assets	1,913	2,215
Other	7,559	6,879
Other assets	$25,997	$23,560

	June 30,	March 31,
	2012
Deferred revenue	$19,530	$15,935
Accrued expenses	11,261	15,386
Other	9,009	9,501
Accrued expenses and other liabilities	$39,800	$40,822

Deferred costs and revenues primarily relate to the sales of products and services in our Technology Sales Business Segment. Other assets include unbilled accounts receivable, cash surrender value of life insurance policies, escrow deposits and off-lease equipment. Other liabilities include accrued taxes, deferred compensation, lease rental payments due to third parties, and contingent consideration related to an acquisition.

7. NOTES PAYABLE AND CREDIT FACILITY

Non-recourse obligations consist of the following (in thousands):

	June 30,	March 31,
	2012

Recourse note payable at 4.84% expires on March 2, 2017	$1,727	$1,727

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 2.58% to 9.50% at June 30, 2012 and March 31, 2012	$32,780	$26,328

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 4.91% and 5.15%, as of June 30, 2012 and March 31, 2012, respectively. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and us. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against us.

Our Technology Sales Business Segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our Technology Sales Business Segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $97.4 million and $85.9 million as of June 30, 2012 and March 31, 2012, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2012 and March 31, 2012. As of June 30, 2012, the facility agreement had an aggregate limit of the two components of $125 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest at the Wall Street Journal U.S. Prime rate less 0.5%, or 4.75%. Availability under the GECDF facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include, but are not limited to, a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. Management believes we were in compliance with these covenants as of June 30, 2012. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of up to $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2012, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business and as an operational function of our accounts payable process.

On July 23, 2012, ePlus Technology, inc. amended and restated its credit facility with GECDF. The amended and restated facility provides for a $175.0 million credit limit with an accounts receivable component which has a sublimit of $30.0 million. The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc.  Either party may terminate with 90 days advance written notice.  Interest on the facility is assessed at a rate of the One Month Libor plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of the Company be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis.

We have an agreement with 1st Commonwealth Bank of Virginia to provide us with a $0.5 million credit facility, which matures on October 26, 2012. This credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of June 30, 2012 and as of March 31, 2012, we had no outstanding balance on this credit facility.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed on our unaudited condensed consolidated statements of operations for the three months ended June 30, 2012 and June 30, 2011 (in thousands, except per share data).

	Three months ended June 30,
	2012	2011
Net earnings available to common shareholders—basic and diluted	$8,062	$3,703

Weighted average shares outstanding — basic	7,721	8,307
Effect of dilutive shares	177	182
Weighted average shares outstanding — diluted	$7,898	$8,489

Earnings per common share:
Basic	$1.04	$0.45
Diluted	$1.02	$0.44

All unexercised stock options were included in the computations of diluted earnings per share for the three months ended June 30, 2012 and 2011.

10. SHARE REPURCHASE

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

During the three months ended June 30, 2012, we repurchased 19,423 shares of our outstanding common stock at an average cost of $29.46 per share for a total purchase price of $572 thousand. Since the inception of our initial repurchase program on September 20, 2001 to June 30, 2012, we have repurchased 4.7 million shares of our outstanding common stock at an average cost of $13.94 per share for a total purchase price of $65.3 million.

11. SHARE-BASED COMPENSATION

Share-Based Plans

We have share-based awards outstanding under the following plans: (1) the 1998 Long-Term Incentive Plan (the “1998 LTIP”), (2) Amendment and Restatement of the 1998 Stock Incentive Plan (2001) (the “Amended LTIP (2001)”), (3) Amendment and Restatement of the 1998 Stock Incentive Plan (2003) (the “Amended LTIP (2003)”), (4) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”) and (5) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”). Currently, awards are only issued under the 2008 Director LTIP and the 2008 Employee LTIP. All the share-based plans require the use of the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the 1998 LTIP, the Amended LTIP (2001), the Amended LTIP (2003), the 2008 Director LTIP and the 2008 Employee LTIP discussed below, please refer to our Annual Report on Form 10-K for the year ended March 31, 2012.

Stock Option Activity

During the three months ended June 30, 2012 and 2011, there were no stock options granted to employees and there were no options exercised. As of June 30, 2012 and March 31, 2012, we had 145,000 shares of outstanding stock options with an exercise price range between $7.14 to $15.25 and a weighted average exercise price of $11.91. The weighted average contractual life was 2.0 years and the aggregate intrinsic value was $3.0 million.

Additional information regarding stock options outstanding as of June 30, 2012 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining (in years)

$7.14 - $9.00	25,000	$7.14	0.8
$9.01 - $13.50	80,000	$11.74	2.7
$13.51 - $15.25	40,000	$15.23	1.3

$7.14 - $15.25	145,000	$11.91	2.0

 We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At June 30, 2012, all of our options are vested.

Restricted Stock Activity

For the quarter ended June 30, 2012, we granted 352 restricted shares under the 2008 Director LTIP, and 96,590 restricted shares under the 2008 Employee LTIP. A summary of the non-vested restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2012	276,130	$20.75
Granted	96,942	$32.21
Vested	(53,240)	$22.48
Forfeited	(1,167)	$20.17
Nonvested June 30, 2012	318,665	$23.95

Upon each vesting period of the restricted stock awards, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP and 2008 Employee LTIP allows us, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. During the three months ended June 30, 2012, we withheld 17,198 shares of common stock at a value of $577 thousand, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2012 and 2011, we recognized $663 thousand and $431 thousand, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $6.4 million, which will be fully recognized over the next 36 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the three months ended June 30, 2012 and 2011, our expenses for the plan were approximately $229 thousand and $203 thousand, respectively.

12. INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of June 30, 2012 our gross liability related to uncertain tax positions was $316 thousand. At June 30, 2012 if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $426 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We recorded interest expense of $4 thousand for the three months ended June 30, 2012, and $11 thousand for the same period last year. We did not recognize any additional penalties. We had $185 thousand and $155 thousand accrued for the payment of interest at June 30, 2012 and 2011, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. Accordingly, we established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The following table summarizes the fair value hierarchy of our financial instruments and contingent liability (in thousands):

	Fair Value Measurement Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:

Contingent consideration	$947	$-	$-	$947	$-

	Fair Value Measurement Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Liabilities:

Contingent consideration	$1,292	$-	$-	$1,292	$-

For the quarter ended June 30, 2012, the adjustment to the fair value of the contingent consideration was $345 thousand, which was presented within general and administrative expenses in our unaudited condensed consolidated statements of operations.

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

Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the Technology Sales Business Segment. Our reportable segment information is as follows (in thousands):

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$234,282	$-	$234,282	$169,321	$-	$169,321
Financing revenues	-	7,900	7,900	-	7,434	7,434
Fee and other income	2,002	540	2,542	1,909	235	2,144
Total revenues	236,284	8,440	244,724	171,230	7,669	178,899

Cost of sales	194,391	-	194,391	140,674	-	140,674
Direct lease costs	-	2,243	2,243	-	2,096	2,096
Professional and other fees	2,503	610	3,113	2,075	350	2,425
Salaries and benefits	24,082	2,272	26,354	20,663	2,343	23,006
General and administrative expenses	4,438	217	4,655	3,767	266	4,033
Interest and financing costs	31	374	405	20	362	382
Total costs and expenses	225,445	5,716	231,161	167,199	5,417	172,616
Earnings before provision for income taxes	$10,839	$2,724	$13,563	$4,031	$2,252	$6,283
Assets	$258,505	$188,325	$446,830	$203,819	$190,975	$394,794

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2012 (the “2012 Annual Report”).  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report and Part II, Item 1A in this Form 10-Q.

Our financial results as of and for the three months ended June 30, 2011 have been revised. All information and disclosures contained in this management's discussion and analysis of financial condition and results of operations have been revised to reflect the restatement described in Note 2, “Restatement of Financial Statements.”

Summary of Restatement

During the preparation of our financial statements for the fiscal year ended March 31, 2012, we reassessed the presentation of sales of third party software assurance, maintenance and services and, after giving further consideration with respect to gross vs. net reporting, we concluded that these transactions should be presented on a net basis in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. We determined that we should be considered an agent in the transaction because a third party is responsible for the day to day provision of services under the contract. This change in the determination of that status results in different accounting treatment of the revenue resulting from the sale of such third party software assurance, maintenance and services, requiring the revenue to be reported net of the associated cost of the underlying contract with the third party service provider.

Under net sales recognition, the cost paid to the third party service provider is recorded as a reduction to sales of products and services, resulting in net sales being equal to the gross profit on the transaction. This change in accounting policy and restatement affects our revenues and offsetting costs and expenses for the identified periods but does not affect our previously reported earnings before provision for income tax, net earnings, net earnings per common share or unaudited condensed consolidated statement of cash flows.

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

During the three months ended June 30, 2012, total revenue increased 36.8% to $244.7 million and total costs and expenses increased 33.9% to $231.2 million. Gross margin for product and services was 17.0% during the three months ended June 30, 2012 compared to 16.9% during the three months ended June 30, 2011. Our gross margin on sales of product and services was affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers. Net earnings increased 117.7% to $8.1 million as compared to the three months ended June 30, 2011. To help manage our rapid growth and continue our sales revenue expansion we increased hiring in our Technology Sales Business Segment to expand our geographical footprint and solutions offering. Over the past 12 months, we added 81 personnel in several existing and new locations, and acquired two companies.  We have expanded from 755 employees as of June 30, 2011 to 836 employees as of June 30, 2012.

Cash and cash equivalents increased $21.6 million to $55.4 million at June 30, 2012, compared to March 31, 2012. During the quarter, we increased the sales of certain financial assets as part of our working capital and portfolio management process, which generated additional cash and cash equivalents.

Business Segment Overview

Technology Sales Business Segment

The Technology Sales Business Segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The Technology Sales Business Segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our Technology Sales Business Segment derives revenue from the sales of new equipment, software, maintenance, and service engagements. These revenues are reflected in our unaudited condensed consolidated statements of operations under sales of product and services and fee and other income.  Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with us which stipulate the terms and conditions of our relationship. Some CMAs contain pricing arrangements, and most contain mutual termination for convenience clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 53% and 10%, respectively, of sales of product and services for the three months ended June 30, 2012, as compared to 42% and 15%, respectively, of sales of product and services for the three months ended June 30, 2011.

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

We endeavor to minimize the cost of sales in our Technology Sales Business Segment through vendor consideration programs provided by manufacturers and other incentives provided by distributors. The programs we qualify for are generally set by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our primary manufacturers

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
Sun National Strategic Data Center Authorized
VMware	National Premier Partner

We also generate revenue in our Technology Sales Business Segment through hosting arrangements and sales of our Internet-based business-to-business supply chain management software, agent fees received from various manufacturers, support fees, warranty reimbursements, and interest income. Our revenues also include earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. These revenues are reflected on our unaudited condensed consolidated statements of operations under fee and other income.

Financing Business Segment

The Financing Business Segment offers financing solutions to domestic governmental entities and to corporations nationwide and in certain other countries. The financing business unit derives revenue from leasing primarily IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under financing revenues on our unaudited condensed consolidated statements of operations. The finance business also derives revenues from the financing of third party software licenses, software assurance, maintenance and other services through notes receivables. These revenues are included in financing revenues on our unaudited condensed consolidated statements of operations.

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

We account for the transfer of financing receivables that meet the definition of financial assets and certain criteria outlined in Transfers and Servicing in the Codification, including surrender of control, as sales for financial reporting purposes. The net gain on the transfer of these financial assets is recognized in financing revenues in our unaudited condensed consolidated statements of operations.

Our Financing Business Segment sells the equipment underlying a lease to the lessee or a third party other than the lessee. These sales occur at the end of the lease term and revenues from the sales of such equipment are recognized at the date of sale. The net gain or loss on these transactions is presented within financing revenue in our unaudited condensed consolidated statement of operations.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05 that originally requiring the presentation of comprehensive income financial statements, more recently the FASB issued ASU 2011-12, “Comprehensive Income” (ASU 2011-12), which amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU 2011-12 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this amendment on April 1, 2012. In this Form 10-Q, and in future filings, we are presenting our components of net income and other comprehensive income in two separate but consecutive financial statements.
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

REVENUE RECOGNITION. The majority of our revenues are derived from the following sources: sales of third party products, software, software assurance, maintenance and services; sales of our services and software, and financing revenues. For all these revenue sources, we determine whether we are the principal or agent in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based upon these revenue sources.

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

We also sell services that are performed by us in conjunction with product sales. We allocate the total arrangement consideration to the deliverables based on an estimated selling price of our products and services. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services. Revenue from the sales of products is generally recognized upon delivery to the customers and revenue for the services performed by us is generally recognized when the services are complete, which normally occurs within 90 days after the products are delivered to the customer.

Financing revenues include income earned from investments in leases, leased equipment, third party software and services. We classify our investments in leases and leased equipment as either direct financing lease, sales-type lease, or operating lease, as appropriate. Revenue on direct financing and sales-type leases is deferred at the inception of the leases and is recognized over the term of the lease using the interest method. Revenue on operating leases is recorded on a straight line basis over the lease term. We classify third party software and services that we finance for our customers as notes receivable and recognize interest income over the term of the arrangement using the effective interest method.

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

GOODWILL AND INTANGIBLE ASSETS. Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. We review our goodwill for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

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

The reserve for credit losses for the three months ended June 30, 2012 and year ended March 31, 2012 included a specific reserve of $2.9 million due to a specific customer, which recently filed for bankruptcy.

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

Any excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. To the extent the purchase price is less than the fair value of assets acquired and liabilities assumed, we recognize a gain in our unaudited condensed statement of operations. The results of operations for an acquired company are included in our financial statements from the date of acquisition.

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Technology Sales Business Segment

The results of operations for our Technology Sales Business Segment for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,
	2012	2011	Change
Sales of product and services	$234,282	$169,321	$64,961	38.4%
Fee and other income	2,002	1,909	93	4.9%
Total revenues	236,284	171,230	65,054	38.0%

Cost of sales, products and services	194,391	140,674	53,717	38.2%
Professional and other fees	2,503	2,075	428	20.6%
Salaries and benefits	24,082	20,663	3,419	16.5%
General and administrative	4,438	3,767	671	17.8%
Interest and financing costs	31	20	11	55.0%
Total costs and expenses	225,445	167,199	58,246	34.8%
Earnings before provision for income taxes	$10,839	$4,031	$6,808	168.9%

Total revenues. Total revenues during the three months ended June 30, 2012 were $236.3 million compared to $171.2 million during the three months ended June 30, 2011, an increase of 38.0%, which is due to increases in demand for our products and services, particularly from Fortune 100 companies. We experienced sequential and year over year increases in the sales of products and services during the quarters ended June 30, 2012 and 2011, except for a slight decrease in sequential revenues during the quarter ended March 31, 2012, as we had higher demand for our products and services during our second and third quarters. The sequential and year over year changes in products and services is summarized below.

	Sequential	Year over Year
June 30, 2011	1.9%	13.8%
September 30, 2011	14.3%	10.6%
December 31, 2011	9.7%	16.4%
March 31, 2012	-1.2%	26.3%
June 30, 2012	11.7%	38.4%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the twelve months ended June 30, 2012 and 2011 were $62.2 million and $47.4 million, respectively. In addition, we had deferred revenue of $10.0 million at June 30, 2012, compared to $25.7 million at June 30, 2011, relating to bundled hardware and service arrangements that were not completed at June 30, 2012.

Total costs and expenses. Total costs and expenses for the three months ended June 30, 2012 increased $58.2 million or 34.8%, to $225.4 million due to increases in cost of sales of products and services, salaries and benefits and general and administrative expenses. The increase in cost of sales, products and services was consistent with the increase in sales of products and services. Our gross margin on sales of products and services was 17.0% and 16.9% during the three months ended June 30, 2012 and 2011, respectively. Our gross margin was affected by the customer product mix as well as additional vendor incentives earned. The change in the amount of vendor incentives earned during the quarter ended June 30, 2012 resulted in a 0.1% increase in gross margins for products and services. The change in the amount of vendor incentives earned during the three months ended June 30, 2011 resulted in a 0.2% decrease in gross margins for products and services. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Professional and other fees increased $428 thousand, or 20.6%, to $2.5 million, compared to $2.1 million during the three months ended June 30, 2011. These increases are primarily due to increased legal and other fees related to the restatement of our financial statements. Offsetting this increase was a decrease in fees related to the patent infringement litigation, which were $0.4 million and $1.2 million for the quarters ended June 30, 2012 and 2011, respectively.

Salaries and benefits expense increased $3.4 million, or 16.5%, to $24.1 million, compared to $20.7 million during the three months ended June 30, 2011. This increase was driven by increases in the number of employees and commission expenses. Our Technology Sales Business Segment had 777 employees as of June 30, 2012, an increase of 82 from 695 at June 30, 2011. A total of 63 employees were added as a result of the recent acquisitions we completed over the last 12 months. Most of the increase in personnel relates to sales, marketing and engineering personnel. We continue to invest in sales and support personnel through hiring and strategic acquisitions in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expenses increased due to the increase in the gross profit from sales of products and services during the quarter.

General and administrative expenses increased $671 thousand, or 17.8%, primarily due to increases in office locations and sales force as a result of our continued expansion efforts and acquisitions, which resulted in higher telecommunications, rent, utilities, travel and entertainment expense, and other marketing expenses. Amortization expense increased as a result of the amortization of intangible assets acquired in the Vanticore and PBM acquisitions.

Segment earnings before tax. As a result of the foregoing, earnings before provision for income taxes increased $6.8 million, or 168.9%, to $10.8 million for the three months ended June 30, 2012.

Financing Business Segment

The results of operations for our Financing Business Segment for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,
	2012	2011	Change
Financing revenue	$7,900	$7,434	$466	6.3%
Fee and other income	540	235	305	129.8%
Total revenues	8,440	7,669	771	10.1%

Direct lease costs	2,243	2,096	147	7.0%
Professional and other fees	610	350	260	74.3%
Salaries and benefits	2,272	2,343	(71)	(3.0%)
General and administrative	217	266	(49)	(18.4%)
Interest and financing costs	374	362	12	3.3%
Total costs and expenses	5,716	5,417	299	5.5%
Earnings before provision for income taxes	$2,724	$2,252	$472	21.0%

Total revenues. Total revenues increased by $771 thousand, or 10.1%, to $8.4 million for the three months ended June 30, 2012, as compared to the prior year. Financing revenues increased $466 thousand, or 6.3% as compared to the prior year, due to an increase in the net gain on sales of financial assets. At June 30, 2012, we had $117.4 million of investment in notes and leases, compared to $137.6 million at June 30, 2011, a decrease of $20.2 million or 14.7%. The decrease in our portfolio was due to lease terminations, cash collections and transfers of leases, partially offset by the addition of new leases. Fee and other income increased $305 thousand due to increases in remarketing income.

Total costs and expenses. Total costs and expenses increased $299 thousand, or 5.5%, mostly driven by increases in direct lease costs and professional and other fees partially offset by a decrease in salaries and benefits and general and administrative expenses. Direct lease costs increased $147 thousand, or 7.0%, to $2.2 million partly due to increases in depreciation expense for equipment under operating lease. Professional and other fees increased $260 thousand for the three months ended June 30, 2012, as compared to the prior year, due to higher legal fees, broker fees, and outside services. Salaries and benefits decreased slightly due to decreases in personnel. Our Financing Business Segment employed 59 people as of June 30, 2012, a reduction from 60 people as of June 30, 2011.

Interest and financing costs increased $12 thousand, or 3.3% to $374 thousand during the three months ended June 30, 2012, as compared to $362 thousand during the same period last year due to the increase in non-recourse notes payable to $32.8 million at June 30, 2012 as compared to $25.0 million at June 30, 2011.

Segment earnings before tax. As a result of the foregoing, segment earnings increased $472 thousand, or 21.0%, to $2.7 million for the three months ended June 30, 2012.

Consolidated

Income taxes. Our provision for income tax expense increased $2.9 million to $5.5 million for the three months ended June 30, 2012 as compared to $2.6 million for the same period last year. Our effective income tax rates for the three months ended June 30, 2012 and 2011 were 40.6% and 41.1% respectively. The change in our effective income tax rate was primarily due to a decrease in our state income tax rate.

Net earnings. The foregoing resulted in net earnings of $8.1 million for the three months ended June 30, 2012, an increase of 117.7%, as compared to $3.7 million during the three months ended June 30, 2011.

Basic and fully diluted earnings per common share were $1.04 and $1.02, respectively, for the three months ended June 30, 2012. Basic and fully diluted earnings per common share were $0.45 and $0.44, respectively, for the three months ended June 30, 2011.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2012 were 7,720,535 and 7,897,906, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2011 were 8,307,389 and 8,489,703, respectively.

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

Our subsidiary ePlus Technology, inc., part of our Technology Sales Business Segment, finances its operations with funds generated from operations, and with a credit facility with GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at June 30, 2012 or March 31, 2012, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three months ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(11,907)	$2,059
Net cash provided by (used in) investing activities	13,100	(15,122)
Net cash provided by (used in) financing activities	20,393	(1,141)
Effect of exchange rate changes on cash	(5)	3
Net increase (decrease) in cash and cash equivalents	$21,581	$(14,201)

Net cash (used in) provided by operating activities. Cash used by operating activities totaled $11.9 million during the three months ended June 30, 2012, compared to cash provided by operations of $2.1 million during the same period last year. Cash used by operations during the three months ended June 30, 2012 resulted primarily from increases in accounts receivable of $14.6 million, a decreases in accounts payable—equipment and accounts payable – trade of $11.9 million, and other assets of $2.5 million, partially offset by a reduction in investment in direct financing and sales-type leases – net of $9.0 million.

Net cash provided by (used in) investing activities. Cash provided by investing activities was $13.1 million during the three months ended June 30, 2012 compared to cash used in investing activities of $15.1 million during the same period last year. Cash provided by investing activities during the three months ended June 30, 2012 was primarily driven by a decrease in notes receivable of $10.5 million, and a decrease in short-term investments of $3.7 million.

Net cash provided by (used in) financing activities. Cash provided by financing activities was $20.4 million compared to cash used in financing activities of $1.1 million during the same period last year. Cash provided by financing activities during the three months ended June 30, 2012 was primarily due to net borrowings from our floor plan facility of $11.5 million and an increase in notes payable of $9.8 million, partially offset by repurchases of our common stock of $1.2 million.

Non-Cash Activities

We assign lease payments to third-party financial institutions, which are accounted for as non-recourse notes payable financing activities. As a condition to the assignment agreement, certain financial institutions may request that lessees remit their lease payments to a trustee rather than to us, and the trustee pays the financial institution. Alternatively, if the structure of the agreement does not require a trustee, the lessee will continue to make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either assignment structure is similar, in that the assigned lease receivable is paid by the lessee and remitted to the lender to pay down the corresponding non-recourse notes payable. However, these assignment structures are classified differently within our unaudited condensed consolidated statement of cash flows. More specifically, we are required to exclude non-cash transactions from our unaudited condensed consolidated statement of cash flows, so lease payments made by the lessee to the trustee are excluded from our operating cash receipts and the corresponding re-payment of the non-recourse notes payable from the trustee to the third party financial institution are excluded from our cash flows from financing activities. Given the assignment of lease payment is economically the same regardless of the structure of the payments, we evaluate our cash flows from operating and financing activities as if the assignments of lease payments had been structured without an intermediary.

The non-GAAP financial measure for our cash flows from operating activities for the three months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three months ended June 30,
	2012	2011
GAAP: net cash (used in) provided by operating activities	$(11,907)	$2,059
Principal payments from lessees directly to lenders	3,350	4,552
Non-GAAP: adjusted net cash (used in) provided by operating activities	$(8,557)	$6,611

The non-GAAP financial measure for our cash flows from financing activities for the three months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three months ended June 30,
	2012	2011
GAAP: net cash provided by (used in) financing activities	$20,393	$(1,141)
Principal payments from lessees directly to lenders	(3,350)	(4,552)
Non-GAAP: adjusted net cash provided by (used in) financing activities	$17,043	$(5,693)

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

The financing necessary to support our leasing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At June 30, 2012, our non-recourse notes payable portfolio increased 24.5% to $32.8 million, as compared to $26.3 million at March 31, 2012. Recourse notes payable remained stable at $1.7 million as of June 30, 2012 and March 31, 2012.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of June 30, 2012, the facility had an aggregate limit of the two components of $125.0 million with an accounts receivable sub-limit of $30.0 million. Availability under the GECDF facility may be limited by the asset value of equipment we purchase and the aging of our accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum total tangible net worth and subordinated debt of ePlus Technology, inc., and maximum debt to tangible net worth ratio of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2012. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances; however, we do not expect these restrictions to have an impact on the ability of ePlus inc. to meet its cash obligations or materially restrict its ability to undertake additional debt or equity financing. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing.  In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

On July 23, 2012, ePlus Technology, inc. amended and restated its credit facility with GECDF. The amended and restated facility provides for a $175.0 million credit limit with an accounts receivable component which has a sublimit of $30.0 million. The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. Either party may terminate with 90 days advance written notice. Interest on the facility is assessed at a rate of the One Month Libor plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of the Company be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products, is in part financed through a floor plan component in which interest expense for the first thirty to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our unaudited condensed consolidated balance sheets, as they are normally repaid within the fifteen to sixty-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases we are able to pay invoices early and receive a discount, but if the fifteen to sixty-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2012	Balance as of June 30, 2012	Maximum Credit Limit at March 31, 2012	Balance as of March 31, 2012
$125,000	$97,415	$125,000	$85,911

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at June 30, 2012 or March 31, 2012, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which will mature on October 26, 2012. This credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of June 30, 2012, we have no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of June 30, 2012, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, our entry into the e-commerce market, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party.  Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report.
We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of June 30, 2012, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

We have customers with operations located in Canada and Iceland. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and Icelandic krona. To date, our Canadian and Icelandic operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Controls

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. During the year ended March 31, 2012, we identified a material weakness related to the selection and application of U.S. GAAP. As of June 30, 2012, we remediated this material weakness by implementing additional procedures related to the selection and application of U.S. GAAP. Specifically, these changes included a more in-depth assessment of whether we were acting as a principal or agent for revenue arrangements, review of procedures, and communication of policies and procedures to our staff.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the quarter ended June 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson’s request to stay the injunction was denied, however, Lawson has appealed the trial court’s ruling. We have filed a motion seeking a finding that Lawson is in contempt of the injunction. We currently do not have a hearing date for our motion. We also have appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. Oral argument on the appeal of the trial court’s ruling was held on June 6, 2012. Court calendars are inherently unpredictable and we cannot predict when the court will issue a ruling.

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

Other Matters

Item 1A.	Risk Factors

Our Officers and Directors Own a Significant Amount of Our Common Stock and May be Able to Exert a Significant Influence over Corporate Matters

Our officers and directors beneficially own, in the aggregate, approximately 53.8% of our outstanding common stock as of June 30, 2012. As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of ePlus and consequently could affect the market price of our common stock.

Other than the risk factor above, there have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2012.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2012 through April 30, 2012	10,401	$29.47	10,401	436,044	(2)
May 1, 2012 through May 31, 2012	9,022	$29.45	9,022	427,022	(3)
June 1, 2012 through June 30, 2012	17,198	$33.57	-	427,022	(4)

(1)	All shares acquired were in open-market purchases, except for 17,198 shares, which were repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
(2)
The share purchase authorization in place for the month ended April 30, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2012, the remaining authorized shares to be purchased were 436,044.

(3)
The share purchase authorization in place for the month ended May 31, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of May 31, 2012, the remaining authorized shares to be purchased were 427,022.

(4)
The share purchase authorization in place for the month ended June 30, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of June 30, 2012, the remaining authorized shares to be purchased were 427,022.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 10, “Share Repurchase” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Amended and Restated Business Financing Agreement dated July 23, 2012 between General Electric Commercial Distribution Finance and ePlus Technology, inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2012)

10.2
Amended and Restated Agreement for Wholesale Financing dated July 23, 2012 between General Electric Commercial Distribution Finance and ePlus Technology, inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 26, 2012)

10.3	2008 Non-Employee Director Long-Term Incentive Plan, as amended

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.0	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: August 8, 2012	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)