Form 10-Q
period 2012-09-30
EPLUS INC
filed 2012-11-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).
 Yes ☐  No ☒

The number of shares of common stock outstanding as of October 31, 2012 was 8,080,322.

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

o	managing a diverse product set of solutions in highly competitive markets;
o	increasing the total number of customers utilizing bundled solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors; and
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace.
•	our ability to hire and retain sufficient qualified personnel;
•	a decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain non-recourse financing for our transactions;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors;
•	our ability to successfully integrate acquired businesses;
•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	changes in taxes and other regulatory legislation that could require us to change our policies or structure;
•	reduction of manufacturer incentive programs; and
•	significant changes in accounting guidance related to the financial reporting of leases; which could impact the demand for our leasing services.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2012	March 31, 2012
ASSETS	(in thousands)

Cash and cash equivalents	$43,935	$33,778
Short-term Investments	1,970	7,396
Accounts receivable—net	194,344	174,599
Notes receivable—net	18,148	24,337
Inventories—net	15,783	23,514
Investment in leases and leased equipment—net	112,380	115,974
Property and equipment—net	2,040	2,086
Other assets	23,407	23,560
Goodwill	28,787	28,444
TOTAL ASSETS	$440,794	$433,688

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$8,066	$17,268
Accounts payable—trade	24,650	26,719
Accounts payable—floor plan	84,366	85,911
Salaries and commissions payable	9,673	9,500
Accrued expenses and other liabilities	34,833	40,822
Recourse notes payable	1,682	1,727
Non-recourse notes payable	33,020	26,328
Deferred tax liability	5,786	5,786
Total Liabilities	202,076	214,061

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 12,820,478 issued and 8,079,919 outstanding at September 30, 2012 and 12,692,224 issued and 7,999,895 outstanding at March 31, 2012	128	127
Additional paid-in capital	96,056	93,545
Treasury stock, at cost, 4,740,559 and 4,692,329 shares, respectively	(66,973)	(65,416)
Retained earnings	209,001	190,906
Accumulated other comprehensive income—foreign currency translation adjustment	506	465
Total Stockholders' Equity	238,718	219,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$440,794	$433,688

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
		2011		2011
	2012	As Restated (1)	2012	As Restated (1)
	(amounts in thousands, except shares and per share data)

Sales of product and services	$250,178	$193,493	$484,460	$362,814
Financing revenue	7,413	7,305	15,313	14,739
Fee and other income	2,460	2,857	5,002	5,001

TOTAL REVENUES	260,051	203,655	504,775	382,554

COSTS AND EXPENSES

Cost of sales, product and services	205,199	158,429	399,590	299,103
Direct lease costs	2,461	2,078	4,704	4,174
	207,660	160,507	404,294	303,277

Professional and other fees	2,707	2,355	5,820	4,780
Salaries and benefits	26,919	24,090	53,273	47,096
General and administrative expenses	5,411	4,507	10,066	8,540
Interest and financing costs	446	348	851	730
	35,483	31,300	70,010	61,146

TOTAL COSTS AND EXPENSES	243,143	191,807	474,304	364,423

EARNINGS BEFORE PROVISION FOR INCOME TAXES	16,908	11,848	30,471	18,131

PROVISION FOR INCOME TAXES	6,875	4,784	12,376	7,364

NET EARNINGS	$10,033	$7,064	$18,095	$10,767

NET EARNINGS PER COMMON SHARE—BASIC	$1.29	$0.87	$2.34	$1.31
NET EARNINGS PER COMMON SHARE—DILUTED	$1.27	$0.85	$2.29	$1.28

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	7,770,206	8,153,495	7,745,506	8,230,022
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	7,920,927	8,327,748	7,912,818	8,422,099

(1)	See Note 2, "Restatement of Financial Statements."

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)

NET EARNINGS	$10,033	$7,064	$18,095	$10,767

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	91	(197)	41	(182)
Other comprehensive (loss) income	91	(197)	41	(182)

TOTAL COMPREHENSIVE INCOME	$10,124	$6,867	$18,136	$10,585

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$18,095	$10,767

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	5,615	4,868
Reserves for credit losses and sales returns	40	335
Provision for inventory allowances and inventory returns	97	(297)
Share-based compensation expense	1,578	1,080
Excess tax benefit from exercise of stock options	(756)	(303)
Payments from lessees directly to lenders—operating leases	(2,391)	(2,049)
(Gain)/loss on disposal of property, equipment and operating lease equipment	(560)	340
(Gain)/loss on sales of notes receivable	(525)	(439)
Excess increase in cash value of life insurance	(75)	(78)
Other	(255)	(125)
Changes in:
Accounts receivable—net	(19,551)	(30,328)
Notes receivable	1,028	(1,400)
Inventories—net	7,635	(3,259)
Investment in direct financing and sale-type leases—net	(795)	(447)
Other assets	(506)	9,709
Accounts payable—equipment	(9,081)	241
Accounts payable—trade	(2,037)	1,903
Salaries and commissions payable, accrued expenses and other liabilities	(4,949)	(10,643)
Net cash used in operating activities	$(7,393)	$(20,125)

Cash Flows From Investing Activities:
Purchases in short-term investments	$(1,232)	$-
Maturities of short-term investments	6,658	-
Proceeds from sale of property, equipment and operating lease equipment	877	1,116
Purchases of property, equipment and operating lease equipment	(6,223)	(3,054)
Issuance of notes receivable	(17,237)	(19,690)
Repayments of notes receivable	9,387	10,703
Proceeds from transfer of notes receivable	13,420	11,896
Premiums paid on life insurance	(43)	(70)
Cash used in acquisition, net of cash acquired	-	(3,514)
Net cash provided by (used in) investing activities	$5,607	$(2,613)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Six months ended September 30,
	2012	2011
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$14,605	2,300
Repayments of non-recourse and recourse notes payable	(500)	(292)
Repurchase of common stock	(1,557)	(10,034)
Proceeds from issuance of capital stock through option exercise	178	216
Excess tax benefit from share based compensation	756	303
Net repayments on floor plan facility	(1,545)	(85)
Net cash provided by (used in) financing activities	11,937	(7,592)

Effect of exchange rate changes on cash	6	(20)

Net Increase (Decrease) in Cash and Cash Equivalents	10,157	(30,350)

Cash and Cash Equivalents, Beginning of Period	33,778	75,756

Cash and Cash Equivalents, End of Period	$43,935	$45,406

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1	$2
Cash paid for income taxes	$6,738	$3,773

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$62	$19
Purchase of operating lease equipment included in accounts payable	$175	$58
Sales of operating lease equipment included in accounts receivable	$143	$-
Principal payments from lessees directly to lenders	$7,374	$8,627
Vesting of share-based compensation	$3,558	$1,419
Contingent consideration	$-	$1,500

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2012	7,999,895	$127	$93,545	$(65,416)	$190,906	$465	$219,627

Issuance of shares for option exercises	25,000	-	178	-	-	-	178
Excess tax benefit of share based compensation	-	-	756	-	-	-	756
Effect of share-based compensation	103,254	1	1,577	-	-	-	1,578
Purchase of treasury stock	(48,230)	-	-	(1,557)	-	-	(1,557)
Net earnings	-	-	-	-	18,095	-	18,095
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-	41	41

Balance, September 30, 2012	8,079,919	$128	$96,056	$(66,973)	$209,001	$506	$238,718

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three and six months ended September 30, 2012 and 2011 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three and six months ended September 30, 2012 and 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2013 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2012, which should be read in conjunction with these interim financial statements.

SUBSEQUENT EVENTS — Management has evaluated subsequent events after the balance sheet date through the date our financial statements are issued.

USE OF ESTIMATES — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include estimates related to revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses, and the recognition and measurement of income tax assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

For the sale of third party software assurance, maintenance and services we concluded that we are acting as an agent and recognize revenue for these transactions on a net basis at the date of sale, which is presented within sales of products and services in our unaudited condensed consolidated statements of operations. Gross billings for all products and services for the three months ended September 30, 2012 and September 30, 2011 were $318.8 million and $252.7 million, respectively. Gross billings for all products and services for the six months ended September 30, 2012 and September 30, 2011 were $597.6 million and $454.7 million, respectively.

CONCENTRATIONS OF RISK—Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, notes receivable and investments in direct financing and sales-type leases. Cash and cash equivalents and short-term investments are maintained principally with financial institutions in the United States, which have high credit ratings. Risk on accounts receivable, notes receivable and investments in direct financing and sales-type leases is reduced by the large number of diverse industries comprising our customer base and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated through the underlying collateral and whether the asset is funded with recourse or non-recourse notes payable.

A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 49.8% and 10.0%, and 51.6% and 10.1%, respectively, of our sales of product and services for the three and six months ended September 30, 2012, as compared to 46.1% and 17.2%, and 44.0% and 16.4%, respectively, of our sales of product and services for the three and six months ended September 30, 2011. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (“ASU 2011-12”), which amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU 2011-12 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this amendment on April 1, 2012 and are presenting our components of net income and other comprehensive income in two separate but consecutive financial statements.

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

Under net sales recognition, the cost paid to the third party service provider is recorded as a reduction to sales of products and services, resulting in net sales being equal to the gross profit on the transaction. The change in accounting policy and restatement affects our revenues and offsetting costs and expenses for the identified periods but does not affect our previously reported earnings before provision for income tax, net earnings, net earnings per common share or unaudited condensed consolidated statement of cash flows.

The effects of this restatement are summarized in the table below (in thousands):

	Three Months Ended September 30, 2011			Six Months Ended September 30, 2011
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Sales of product and services	$252,688	$(59,195)	$193,493	$454,654	$(91,840)	$362,814
Total revenues	$262,850	$(59,195)	$203,655	$474,394	$(91,840)	$382,554
Cost of sales, product and services	$217,624	$(59,195)	$158,429	$390,943	$(91,840)	$299,103
Total costs and expenses	$251,002	$(59,195)	$191,807	$456,263	$(91,840)	$364,423
Net earnings	$7,064	$-	$7,064	$10,767	$-	$10,767
Net earnings per common share - basic	$0.87	$-	$0.87	$1.31	$-	$1.31
Net earnings per common share - diluted	$0.85	$-	$0.85	$1.28	$-	$1.28

3. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	September 30,	March 31,
	2012
Investment in direct financing and sales-type leases—net	$90,711	$95,460
Investment in operating lease equipment—net	21,669	20,514
	$112,380	$115,974

 INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	September 30,	March 31,
	2012
Minimum lease payments	$93,646	$99,747
Estimated unguaranteed residual value (1)	7,319	6,917
Initial direct costs, net of amortization (2)	746	797
Less: Unearned lease income	(9,648)	(10,665)
Less: Reserve for credit losses (3)	(1,352)	(1,336)
Investment in direct financing and sales-type leases—net	$90,711	$95,460

(1)
Includes estimated unguaranteed residual values of $2,222 thousand and $1,700 thousand as of September 30, 2012 and March 31, 2012, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic, Transfers and Servicing.

(2)	Initial direct costs are shown net of amortization of $618 thousand and $512 thousand as of September 30, 2012 and March 31, 2012, respectively.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

Our net investment in direct financing and sales-type leases for certain lease agreements serves as collateral for non-recourse equipment notes. See Note 7, “Notes Payable and Credit Facility.”

We enter into agreements to sell the financing receivable associated with certain notes receivables and investments in direct financing leases, which are accounted for as a sale under Codification Topic, Transfer and Servicing. We recognized a net gain for these sales of $0.5 million and $0.9 million in financing revenues in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2012 and 2011, respectively, and $1.7 million and $1.0 million for the six months ended September 30, 2012 and 2011, respectively. Total proceeds from these sales were $12.6 million and $23.0 million for the three months ended September 30, 2012 and 2011, respectively. Total proceeds from these sales were $42.0 million and $24.6 million for the six months ended September 30, 2012 and 2011, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	September 30,	March 31,
	2012
Cost of equipment under operating leases	$46,775	$44,487
Less: Accumulated depreciation and amortization	(25,106)	(23,973)
Investment in operating lease equipment—net (1)	$21,669	$20,514

(1)	Includes estimated unguaranteed residual values of $7,918 thousand and $7,802 thousand as of September 30, 2012 and March 31, 2012, respectively, for operating leases.

4. GOODWILL

Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	Financing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2012
Goodwill	$4,029	$27,355	$4,644	$1,089	$37,117
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
	-	27,355	-	1,089	28,444

Purchase accounting adjustments	-	343	-	-	343

Balance September 30, 2012
Goodwill	4,029	27,698	4,644	1,089	37,460
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance September 30, 2012	$-	$27,698	$-	$1,089	$28,787

5. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2012	$1,307	$2,963	$1,336	$5,606
Provision for bad debts	(206)	117	19	(70)
Write-offs and other	(48)	-	(3)	(51)
Balance September 30, 2012	$1,053	$3,080	$1,352	$5,485

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2011	$944	$94	$1,733	$2,771
Provision for bad debts	129	162	(184)	107
Write-offs and other	(224)	-	(2)	(226)
Balance September 30, 2011	$849	$256	$1,547	$2,652

Our reserves for credit losses and minimum payments associated with our notes receivables and lease related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	September 30, 2012		March 31, 2012
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$133	$1,258	$298	$1,314
Ending balance: individually evaluated for impairment	2,947	94	2,665	22
Ending balance	$3,080	$1,352	$2,963	$1,336

Minimum payments:
Ending balance: collectively evaluated for impairment	$17,728	$93,335	$22,944	$99,545
Ending balance: individually evaluated for impairment	3,500	311	4,356	202
Ending balance	$21,228	$93,646	$27,300	$99,747

During fiscal year 2012, we began selling and financing various products and services to a large law firm, which filed for bankruptcy in May 2012. As of September 30, 2012, we had $3.6 million of notes and lease-related receivables from this customer and total reserves for credit losses of $2.9 million, which represented our estimated probable loss.

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

As of September 30, 2012, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure
September 30, 2012

High CQR	$35	$15	$255	$305	$534	$51,490	$52,329	$(3,889)	$(4,003)	$44,437
Average CQR	27	-	25	52	76	40,848	40,976	(3,913)	(15,413)	21,650
Low CQR	6	12	29	47	-	294	341	(30)	-	311
Total	68	27	309	404	610	92,632	93,646	(7,832)	(19,416)	66,398

March 31, 2012

High CQR	$1,767	$5	$72	$1,844	$977	$58,214	$61,035	$(4,541)	$(3,480)	$53,014
Average CQR	85	7	12	104	53	38,337	38,494	(4,445)	(15,109)	18,940
Low CQR	-	-	-	-	-	218	218	(16)	-	202
Total	$1,852	$12	$84	$1,948	$1,030	$96,769	$99,747	$(9,002)	$(18,589)	$72,156

As of September 30, 2012, the age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total
September 30, 2012

High CQR	$500	$578	$-	$1,078	$211	$12,796	$14,085
Average CQR	-	-	-	-	15	3,628	3,643
Low CQR	51	-	678	729	-	2,771	3,500
Total	$551	$578	$678	$1,807	$226	$19,195	$21,228

March 31, 2012

High CQR	$-	$-	$-	$-	$2,661	$18,140	$20,801
Average CQR	-	-	-	-	29	2,113	2,142
Low CQR	-	-	86	86	387	3,884	4,357
Total	$-	$-	$86	$86	$3,077	$24,137	$27,300

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 50% - 100% for customers with low CQR, which includes customers in bankruptcy.

6. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	September 30,	March 31,
	2012

Deferred costs	$10,588	$9,391
Capitalized software and other intangible assets	4,568	5,075
Prepaid assets	2,266	2,215
Other	5,985	6,879
Other assets	$23,407	$23,560

	September 30,	March 31,
	2012

Deferred revenue	$17,285	$15,935
Accrued expenses	9,280	15,386
Other	8,268	9,501
Accrued expenses and other liabilities	$34,833	$40,822

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

7. NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	September 30,	March 31,
	2012

Recourse note payable at 4.84% expires on March 2, 2017	$1,682	$1,727

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 2.58% to 10.0% at September 30, 2012 and March 31, 2012	$33,020	$26,328

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 5.22% and 5.15%, as of September 30, 2012 and March 31, 2012, respectively. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and us. Under non-recourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against us.

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology sales business segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $84.4 million and $85.9 million as of September 30, 2012 and March 31, 2012, respectively. Under the accounts receivable component, we had no outstanding balances as of September 30, 2012 and March 31, 2012. As of September 30, 2012, the facility agreement had an aggregate limit of the two components of $175 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month Libor plus two and one half percent. The credit facility with GECDF was amended and restated in July 2012 which increased the credit limit from $125 million to $175 million and modified the covenants, interest rate and other requirements within the facility.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. Management believes we were in compliance with these covenants as of September 30, 2012. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of the Company be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2012, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business segment and as an operational function of our accounts payable process.

We have an agreement with 1st Commonwealth Bank of Virginia to provide us with a $0.5 million credit facility, which matured October 26, 2012. This credit facility was renewed for two years effective October 27, 2012. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of September 30, 2012 and as of March 31, 2012, we had no outstanding balance on this credit facility.

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

On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products.  We have filed a motion seeking a finding that Lawson is in contempt of the injunction. We currently do not have a hearing date for our motion. Lawson has appealed the trial court’s ruling. We also have appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. Oral argument on the appeal was held on June 6, 2012. Court calendars are inherently unpredictable and we cannot predict when the court will issue a ruling.

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

Other Matters

We may become party to various legal proceedings arising in the normal course of business, including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, and claims related to alleged violations of laws and regulations. We accrue for costs associated with these contingencies when a loss is probable and the amount is reasonably estimable.  Refer to Note 5, "Reserves for Credit Losses," for additional information regarding loss contingencies associated with our accounts, notes and lease-related receivables.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed on our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2012 and September 30, 2011 (in thousands, except per share data).

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Net earnings available to common shareholders—basic and diluted	$10,033	$7,064	$18,095	$10,767

Weighted average shares outstanding — basic	7,770	8,153	7,746	8,230
Effect of dilutive shares	151	174	167	192
Weighted average shares outstanding — diluted	7,921	8,327	7,913	8,422

Earnings per common share:
Basic	$1.29	$0.87	$2.34	$1.31
Diluted	$1.27	$0.85	$2.29	$1.28

All unexercised stock options were included in the computations of diluted earnings per share for the three and six months ended September 30, 2012 and 2011.

10. SHARE REPURCHASE

On August 15, 2011, our Board approved a share repurchase plan which authorized share repurchases up to 500,000 shares over a 12-month period commencing on September 16, 2011. Since the commencement of this plan through November 14, 2011, we purchased 403,458 shares. On November 15, 2011, our Board amended the share repurchase plan to authorize share repurchases up to 500,000 shares commencing on November 15, 2011. We purchased 72,978 shares under the amended plan before it expired on September 15, 2012. On August 13, 2012, our Board authorized a new share repurchase plan which authorized share repurchases up to 500,000 shares commencing on September 16, 2012, through September 15, 2013. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the six months ended September 30, 2012, we repurchased 19,423 shares of our outstanding common stock at an average cost of $29.46 per share for a total purchase price of $572 thousand. Since the inception of our initial repurchase program on September 20, 2001 to September 30, 2012, we have repurchased 4.7 million shares of our outstanding common stock at an average cost of $13.94 per share for a total purchase price of $65.3 million.

11. SHARE-BASED COMPENSATION

Share-Based Plans

We have share-based awards outstanding under the following plans: (1) Amendment and Restatement of the 1998 Stock Incentive Plan (2003) (the “Amended LTIP (2003)”), (2) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (3) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”). On September 13, 2012, our shareholders approved the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), which has no awards outstanding as of September 30, 2012. Currently, awards are only issued under the 2008 Director LTIP and the 2008 Employee LTIP. All the share-based plans require the use of the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the 1998 LTIP, the Amended LTIP (2001), the Amended LTIP (2003), the 2008 Director LTIP and the 2008 Employee LTIP discussed below, please refer to our Annual Report on Form 10-K for the year ended March 31, 2012.

Stock Option Activity

During the three and six months ended September 30, 2012 and 2011, there were no stock options granted to employees.

A summary of stock option activity during the six months ended September 30, 2012 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2012	145,000	$7.14 - $15.25	$11.91
Options exercised (1)	(25,000)	$7.14	$7.14
Outstanding, September 30, 2012	120,000	$10.75 - $15.25	$12.90	2.0	$3,158,100

Vested at September 30, 2012	120,000		$12.90	2.0	$3,158,100
Exercisable at September 30, 2012	120,000		$12.90	2.0	$3,158,100

(1)	The total intrinsic value of stock options exercised during the six months ended September 30, 2012 was $683 thousand.

Additional information regarding stock options outstanding as of September 30, 2012 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining (in years)

$10.75 - $13.50	80,000	$11.74	2.5
$13.51 - $15.25	40,000	$15.23	1.0

$10.75 - $15.25	120,000	$12.90	2.0

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At September 30, 2012, all of our options are vested.

Restricted Stock Activity

For the six months ended September 30, 2012, we granted 7,831 restricted shares under the 2008 Director LTIP, and 96,590 restricted shares under the 2008 Employee LTIP. A summary of the non-vested restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2012	276,130	$20.75
Granted	104,421	$32.64
Vested	(102,523)	$11.68
Forfeited	(1,167)	$20.17
Nonvested September 30, 2012	276,861	$25.19

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2008 Director LTIP and 2008 Employee LTIP allows us, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. During the six months ended September 30, 2012, we withheld 28,807 shares of common stock at a value of $985 thousand, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2012 and 2011, we recognized $915 thousand and $650 thousand, respectively, of total share-based compensation expense. During the six months ended September 30, 2012 and 2011, we recognized $1.6 million and $1.1 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $5.8 million, which will be fully recognized over the next 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the three months ended September 30, 2012 and 2011, our contribution expense for the plan was approximately $236 thousand and $214 thousand, respectively. For the six months ended September 30, 2012 and 2011, our contribution expense for the plan was approximately $465 thousand and $417 thousand, respectively.

12. INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of September 30, 2012, our gross liability related to uncertain tax positions was $316 thousand. At September 30, 2012 if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $429 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We recorded interest expense of $4 and $9 thousand for the three and six months ended September 30, 2012, and $11 thousand and $22 thousand for the same periods last year. We did not recognize any additional penalties. We had $189 thousand and $167 thousand accrued for the payment of interest at September 30, 2012 and 2011, respectively.

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

The following table summarizes the fair value hierarchy of our financial instruments and contingent liability (in thousands):

		Fair Value Measurement Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:

Contingent consideration	$1,122	$-	$-	$1,122	$-

		Fair Value Measurement Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:

Contingent consideration	$1,292	$-	$-	$1,292	$-

For the six months ended September 30, 2012, the adjustment to the fair value of the contingent consideration was $170 thousand, which was presented within general and administrative expenses in our unaudited condensed consolidated statements of operations.

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

Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the technology sales business segment. Our reportable segment information is as follows (in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$250,178	$-	$250,178	$193,493	$-	$193,493
Financing revenues	-	7,413	7,413	-	7,305	7,305
Fee and other income	1,591	869	2,460	2,128	729	2,857
Total revenues	251,769	8,282	260,051	195,621	8,034	203,655

Cost of sales, product & services	205,199	-	205,199	158,429	-	158,429
Direct lease costs	-	2,461	2,461	-	2,078	2,078
Professional and other fees	2,260	447	2,707	1,986	369	2,355
Salaries and benefits	24,414	2,505	26,919	21,717	2,373	24,090
General and administrative expenses	5,011	400	5,411	4,267	240	4,507
Interest and financing costs	21	425	446	19	329	348
Total costs and expenses	236,905	6,238	243,143	186,418	5,389	191,807
Earnings before provision for income taxes	$14,864	$2,044	$16,908	$9,203	$2,645	$11,848
Assets	$250,138	$190,656	$440,794	$202,420	$175,642	$378,062

	Six months ended September 30, 2012			Six months ended September 30, 2011
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$484,460	$-	$484,460	$362,814	$-	$362,814
Financing revenues	-	15,313	15,313	-	14,739	14,739
Fee and other income	3,593	1,409	5,002	4,037	964	5,001
Total revenues	488,053	16,722	504,775	366,851	15,703	382,554

Cost of sales, product & services	399,590	-	399,590	299,103	-	299,103
Direct lease costs	-	4,704	4,704	-	4,174	4,174
Professional and other fees	4,763	1,057	5,820	4,060	720	4,780
Salaries and benefits	48,496	4,777	53,273	42,379	4,717	47,096
General and administrative expenses	9,450	616	10,066	8,034	506	8,540
Interest and financing costs	52	799	851	39	691	730
Total costs and expenses	462,351	11,953	474,304	353,615	10,808	364,423
Earnings before provision for income taxes	$25,702	$4,769	$30,471	$13,236	$4,895	$18,131
Assets	$250,138	$190,656	$440,794	$202,420	$175,642	$378,062

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2012 (the “2012 Annual Report”).  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report, except as updated in our subsequently filed Forms 10-Q.

Our financial results as of and for the three and six months ended September 30, 2011 has been revised. All information and disclosures contained in this management's discussion and analysis of financial condition and results of operations have been revised to reflect the restatement described in Note 2, “Restatement of Financial Statements.”

Summary of Restatement

During the preparation of our financial statements for the fiscal year ended March 31, 2012, we reassessed the presentation of sales of third party software assurance, maintenance and services and, after giving further consideration with respect to gross versus net reporting, we concluded that these transactions should be presented on a net basis in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. We determined that we should have been considered an agent in the transaction because a third party is responsible for the day to day provision of services under the contract. This change in the determination of that status results in different accounting treatment of the revenue resulting from the sale of such third party software assurance, maintenance and services, requiring the revenue to be reported net of the associated cost of the underlying contract with the third party service provider.

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

EXECUTIVE OVERVIEW

Business Description

ePlus and its consolidated subsidiaries provide leading IT products and services, flexible leasing solutions, and enterprise supply management software to enable our customers to optimize their IT infrastructure and supply chain processes. Our revenues are composed of sales of product and services, sales of leased equipment, financing revenues and fee and other income. Our operations are conducted through two business segments: our technology sales business segment and our financing business segment.

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

However, in calendar year 2011, IT spending in most categories increased, driven by the general economic recovery, the deferral of IT spending by many customers in prior years, customer interest in cloud computing, the positive return on investment that can be gained by virtualization technologies, and the reduction of manufacturer shipment delays in the supply chain. In 2012, many industry analysts are forecasting an increase in overall IT spending in the U.S. as compared to 2011, and the first half of the calendar year produced solid results in many sectors of the industry. However, some analysts have lowered their forecast for overall IT spending for the second half of calendar year 2012 and calendar year 2013. We believe that customers are continuing to focus on cost savings initiatives by utilizing technologies such as virtualization and cloud computing, and we continue to provide these and other advanced technology solutions to meet these needs.

During the three months ended September 30, 2012, total revenue increased 27.7% to $260.1 million and total costs and expenses increased 26.8% to $243.1 million, as compared to the same period last fiscal year. During the six months ended September 30, 2012, total revenue increased 31.9% to $504.8 million and total costs and expenses increased 30.2% to $474.3 million. To help manage our rapid growth, continue our sales revenue expansion and to expand our geographical footprint and solutions offering, we increased hiring in our technology sales business segment. Over the past 12 months, we added 92 personnel in several existing and new locations, and acquired two companies.  The company has expanded from 759 employees as of September 30, 2011 to 851 employees as of September 30, 2012.

Gross margin for product and services was 18.0% and 18.1% during the three months ended September 30, 2012 and 2011, respectively, and 17.5% and 17.6% during the six months ended September 30, 2012 and 2011, respectively. Our gross margin on sales of products and services was 17.0% for the three months ended June 30, 2012 and increased sequentially due to higher sales of third party software assurance, maintenance and services, which are presented on a net basis. Gross margins on sales of product and services are affected by our customers’ investment in technology equipment, the mix and volume of products sold and changes in incentives provided to us by manufacturers. Net earnings increased 42.0% to $10.0 million and 68.1% to $18.1 million for the three months and six months ended September 30, 2012 over prior year periods ended September 30, 2011.

Cash and cash equivalents increased $10.2 million to $43.9 million at September 30, 2012, compared to March 31, 2012.

Business Segment Overview

Technology Sales Business Segment

The technology sales business segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology sales business segment derives revenue from the sales of new equipment, software, maintenance, and service engagements. These revenues are reflected in our unaudited condensed consolidated statements of operations under sales of product and services and fee and other income.  Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with us which stipulate the terms and conditions of our relationship. Some CMAs contain pricing arrangements, and most contain mutual termination for convenience clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 51.6% and 10.1%, respectively, of sales of product and services for the six months ended September 30, 2012, as compared to 44.0% and 16.4%, respectively, of sales of product and services for the six months ended September 30, 2011.

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

Financing Business Segment

The financing business segment offers financing solutions to domestic governmental entities and corporations nationwide and in certain other countries. The financing business unit derives revenue from leasing primarily IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under financing revenues on our unaudited condensed consolidated statements of operations. The finance business also derives revenues from the financing of third party software licenses, software assurance, maintenance and other services through notes receivables. These revenues are included in financing revenues on our unaudited condensed consolidated statements of operations.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-12, “Comprehensive Income” (ASU 2011-12), which amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU 2011-12 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this amendment on April 1, 2012 and are presenting our components of net income and other comprehensive income in two separate but consecutive financial statements.

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

Generally, sales of technology products and third party software are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery due to our sales terms with our customers and with our vendors. For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon an analysis of current quarter and historical delivery dates.

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

The reserve for credit losses for the six months ended September 30, 2012 and year ended March 31, 2012 included a specific reserve of $2.9 million due to a specific customer, which filed for bankruptcy.

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

RESULTS OF OPERATIONS

The Three and Six months Ended September 30, 2012 Compared to the Three and Six months Ended September 30, 2011

Technology Sales Business Segment

The results of operations for our technology sales business segment for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,				Six months ended September 30,
	2012	2011	Change		2012	2011	Change
Sales of product and services	$250,178	$193,493	$56,685	29.3%	$484,460	$362,814	$121,646	33.5%
Fee and other income	1,591	2,128	(537)	(25.2%)	3,593	4,037	(444)	(11.0%)
Total revenues	251,769	195,621	56,148	28.7%	488,053	366,851	121,202	33.0%

Cost of sales, products and services	205,199	158,429	46,770	29.5%	399,590	299,103	100,487	33.6%
Professional and other fees	2,260	1,986	274	13.8%	4,763	4,060	703	17.3%
Salaries and benefits	24,414	21,717	2,697	12.4%	48,496	42,379	6,117	14.4%
General and administrative	5,011	4,267	744	17.4%	9,450	8,034	1,416	17.6%
Interest and financing costs	21	19	2	10.5%	52	39	13	33.3%
Total costs and expenses	236,905	186,418	50,487	27.1%	462,351	353,615	108,736	30.7%

Earnings before provision for income taxes	$14,864	$9,203	$5,661	61.5%	$25,702	$13,236	$12,466	94.2%

Total revenues. Total revenues during the three months ended September 30, 2012 were $251.8 million compared to $195.6 million during the three months ended September 30, 2011, an increase of 28.7%, which is due to increases in demand for our products and services, particularly from Fortune 100 companies. Total revenues increased 33.0% during the six months ended September 30, 2012 and totaled $488.1 million compared to $366.9 million for the six months ended September 30, 2011. We experienced sequential and year over year increases in the sales of products and services during the quarters ended September 30, 2012 and 2011, except for a slight decrease in sequential revenues during the quarter ended March 31, 2012, as we had higher demand for our product and services during our second and third fiscal year quarters. The sequential and year over year changes in products and services is summarized below.

	Sequential	Year over Year
September 30, 2011	14.3%	10.6%
December 31, 2011	9.7%	16.4%
March 31, 2012	-1.2%	26.3%
June 30, 2012	11.7%	38.4%
September 30, 2012	6.8%	29.3%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the twelve months ended September 30, 2012 and 2011 were $65.3 million and $49.2 million, respectively. In addition, we had deferred revenue of $17.0 million at September 30, 2012, compared to $25.4 million at September 30, 2011, relating to product and service arrangements that were not completed at September 30, 2012.

Total costs and expenses. Total costs and expenses for the three months ended September 30, 2012 increased $50.5 million or 27.1%, to $236.9 million due to increases in cost of sales of products and services, salaries and benefits and general and administrative expenses. Total costs and expenses for the six months ended September 30, 2012 increased $108.7 million or 30.7%, to $462.4 million.  The increase in cost of sales, products and services was consistent with the increase in sales revenues of products and services. Our gross margin on sales of products and services was 18.0% and 18.1% during the three months ended September 30, 2012 and 2011, respectively, and 17.5% and 17.6% during the six months ended September 30, 2012 and 2011, respectively. Our gross margin on sales of products and services was 17.0% for the three months ended June 30, 2012 and increased sequentially due to higher sales of third party software assurance, maintenance and services, which are presented on a net basis. Gross margins are affected by the customer product mix as well as additional vendor incentives earned. The change in the amount of vendor incentives earned during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 resulted in a 0.1% decrease in gross margins for products and services.  The vendor incentives did not affect any change in gross margins for the six months ended September 30, 2012 from the prior year. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Professional and other fees increased $274 thousand, or 13.8%, to $2.3 million, compared to $2.0 million during the three months ended September 30, 2011. These increases are primarily due to fees related to the restatement of our financial statements. Patent infringement litigation costs remained at $0.7 million for the three months ended September 30, 2012 and 2011. Professional and other fees increased $0.7 million, or 17.3%, to $4.8 million, compared to $4.1 million during the six months ended September 30, 2011. The increases are primarily due to higher fees related to the restatement of our financial statements and other legal fees of $1.5 million. Offsetting this increase was a decrease in fees related to the patent infringement litigation of $0.8 million for the six months ended September 30, 2012.

Salaries and benefits expense increased $2.7 million, or 12.4%, to $24.4 million, compared to $21.7 million during the three months ended September 30, 2011. This increase was driven by increases in the number of employees and commission expenses.  Salaries and benefits expense increased $6.1 million, or 14.4%, to $48.5 million, compared to $42.4 million during the six months ended September 30, 2011. Our technology sales business segment had 793 employees as of September 30, 2012, an increase of 93 from 700 at September 30, 2011. A total of 63 employees were added as a result of the two acquisitions we completed over the last twelve months. Most of the increase in personnel relates to sales, marketing and engineering personnel. We continue to invest in sales and support personnel through hiring and strategic acquisitions in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expenses increased due to the increase in the gross profit from sales of products and services.

General and administrative expenses increased $744 thousand, or 17.4%, and $1.4 million or 17.6% during the three and six months ended September 30, 2012, respectively, over the same periods for prior year. These increases were primarily due to increases in office locations and sales force as a result of our continued expansion efforts and acquisitions, which resulted in higher telecommunications, rent, utilities, travel and entertainment expense, and other marketing expenses. Amortization expense increased as a result of intangible assets acquired from acquisitions.

Segment earnings before tax. As a result of the foregoing, earnings before provision for income taxes increased $5.7 million, or 61.5%, and $12.5 million, or 94.2% for the three months and six months ended September 30, 2012, respectively, over prior year periods.

Financing Business Segment

The results of operations for our financing business segment for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,				Six months ended September 30,
	2012	2011	Change		2012	2011	Change
Financing revenue	$7,413	$7,305	$108	1.5%	$15,313	$14,739	$574	3.9%
Fee and other income	869	729	140	19.2%	1,409	964	445	46.2%
Total revenues	8,282	8,034	248	3.1%	16,722	15,703	1,019	6.5%

Direct lease costs	2,461	2,078	383	18.4%	4,704	4,174	530	12.7%
Professional and other fees	447	369	78	21.1%	1,057	720	337	46.8%
Salaries and benefits	2,505	2,373	132	5.6%	4,777	4,717	60	1.3%
General and administrative	400	240	160	66.7%	616	506	110	21.7%
Interest and financing costs	425	329	96	29.2%	799	691	108	15.6%
Total costs and expenses	6,238	5,389	849	15.8%	11,953	10,808	1,145	10.6%
Earnings before provision for income taxes	$2,044	$2,645	$(601)	(22.7%)	$4,769	$4,895	$(126)	(2.6%)

Total revenues. Total revenues increased by $248 thousand, or 3.1%, to $8.3 million for the three months ended September 30, 2012, as compared to the prior year. Financing revenues increased $108 thousand, or 1.5% for the three months ended September 30, 2012, as compared to the prior year. Total revenues increased by $1.0 million, or 6.5%, to $16.7 million for the six months ended September 30, 2012, as compared to the prior year. Financing revenues increased $574 thousand, or 3.9% for the six months ended September 30, 2012, as compared to the prior year, due to an increase in the net gain on sales of financial assets. At September 30, 2012, we had $130.5 million of investment in notes and leases, compared to $113.2 million at September 30, 2011, an increase of $17.3 million or 15.3%. The increase in our portfolio was largely due to new notes receivables from several federal and state governments and agencies and large corporations. Fee and other income increased $140 thousand and $445 thousand for the three and six months ended September 30, 2012 over prior year due to increases in remarketing income.

Total costs and expenses. Total costs and expenses increased $849 thousand, or 15.8%. Direct lease costs increased $383 thousand, or 18.4%, to $2.5 million partly due to increases in depreciation expense for equipment operating leases. General and administrative expenses increased $160 thousand for the three months ended September 30, 2012, as compared to the prior year, due to higher reserves for credit loses.

During the six months ended September 30, 2012, total costs and expenses increased $1.1 million, or 10.6%, mostly driven by increases in direct lease costs and professional and other fees. Direct lease costs increased $530 thousand, or 12.7%, to $4.7 million partly due to increases in depreciation expense for equipment under operating lease during the six months ended September 30, 2012. Professional and other fees increased by $337 thousand, or 46.8%, to $1.1 million due to legal fees and outside services for software. General and administrative expenses increased $110 thousand, or 21.7%, to $616 thousand during the six months ended September 30, 2012 over the prior year six month period, due to reserves for credit losses.

Salaries and benefits expense has remained consistent with prior periods. The number of personnel employed decreased slightly to 58 as of September 30, 2012 from 59 as of September 30, 2011.

Interest and financing costs increased $96 thousand, or 29.2%, and $108 thousand, or 15.6% during the three months and six months ended September 30, 2012, as compared to the same periods last year due to the increase in non-recourse and recourse notes payable to $34.7 million at September 30, 2012 as compared to $23.0 million at September 30, 2011.

Segment earnings before tax. As a result of the foregoing, earnings before provision for income taxes decreased $601 thousand, or 22.7%, to $2.0 million for the three months ended September 30, 2012 and segment earnings decreased $126 thousand, or 2.6%, to $4.8 million for the six months ended September 30, 2012.

Consolidated

Income taxes. Our provision for income tax expense increased $2.1 million to $6.9 million for the three months ended September 30, 2012, and increased $5.0 million to $12.4 million for the six months ended September 30, 2012 as compared to the same periods last year. Our effective income tax rates for the three months and six months ended September 30, 2012 were 40.7% and 40.6%, respectively, as compared to 40.4% and 40.6% for the three months and six months ended September 30, 2011.

Net earnings. The foregoing resulted in net earnings of $10.0 million for the three months ended September 30, 2012, an increase of 42.0%, as compared to $7.1 million during the three months ended September 30, 2011.  For the six months ended September 30, 2012, net earnings were $18.1 million, an increase of 68.1%, as compared to $10.8 million during the six months ended September 30, 2011.

Basic and fully diluted earnings per common share were $1.29 and $1.27, respectively, for the three months ended September 30, 2012, as compared to $0.87 and $0.85, for the three months ended September 30, 2011. Basic and fully diluted earnings per common share were $2.34 and $2.29, respectively, for the six months ended September 30, 2012, as compared to $1.31 and $1.28, for the six months ended September 30, 2011.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2012 were 7,770,206 and 7,920,927, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2011 were 8,153,495 and 8,327,748, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2012 were 7,745,506 and 7,912,818, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2011 were 8,230,022 and 8,422,099, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility with GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at September 30, 2012 or March 31, 2012, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six months ended September 30,
	2012	2011
Net cash used in operating activities	$(7,393)	$(20,125)
Net cash provided by (used in) investing activities	5,607	(2,613)
Net cash provided by (used in) financing activities	11,937	(7,592)
Effect of exchange rate changes on cash	6	(20)
Net increase (decrease) in cash and cash equivalents	$10,157	$(30,350)

Net cash (used in) provided by operating activities. Cash used in operating activities totaled $7.4 million during the six months ended September 30, 2012, compared to $20.1 million during the same period last year. Cash used during the six months ended September 30, 2012 resulted primarily from increases in accounts receivable of $19.6 million, decreases in accounts payable—equipment and accounts payable – trade of $11.1 million, accrued expenses and other liabilities of $4.9 million, partially offset by a reduction in inventories of $7.6 million, depreciation and amortization expenses of $5.6 million and notes receivable of $1.0 million.

Net cash provided by (used in) investing activities. Cash provided by investing activities was $5.6 million during the six months ended September 30, 2012 compared to cash used in investing activities of $2.6 million during the same period last year. Cash provided by investing activities during the six months ended September 30, 2012 was primarily driven by a net decrease in notes receivable of $5.6 million, and a decrease in short-term investments of $5.4 million, offset by purchases of property, equipment and operating lease equipment of $6.2 million.

Net cash provided by (used in) financing activities. Cash provided by financing activities was $11.9 million during the six months ended September 30, 2012 compared to cash used in financing activities of $7.6 million during the same period last year. Cash provided by financing activities during the six months ended September 30, 2012 was primarily due to net borrowings of notes payable of $14.1 million, partially offset by repurchases of our common stock of $1.6 million and net repayments on floor plan facility of $1.5 million

Non-Cash Activities

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

The non-GAAP financial measure for our cash flows from operating activities for the six months ended September 30, 2012 and 2011 is as follows (in thousands):

	Six months ended September 30,
	2012	2011
GAAP: net cash used in operating activities	$(7,393)	$(20,125)
Principal payments from lessees directly to lenders	7,374	8,627
Non-GAAP: adjusted net cash provided by (used in) operating activities	$(19)	$(11,498)

The non-GAAP financial measure for our cash flows from financing activities for the six months ended September 30, 2012 and 2011 is as follows (in thousands):

	Six months ended September 30,
	2012	2011
GAAP: net cash provided by (used in) financing activities	$11,937	$(7,592)
Principal payments from lessees directly to lenders	(7,374)	(8,627)
Non-GAAP: adjusted net cash provided by (used in) financing activities	$4,563	$(16,219)

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

The financing necessary to support our leasing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained recourse and non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At September 30, 2012, our non-recourse notes payable portfolio increased 25.4% to $33.0 million, as compared to $26.3 million at March 31, 2012. Recourse notes payable remained stable at $1.7 million as of September 30, 2012 and March 31, 2012.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of September 30, 2012, the facility had an aggregate limit of the two components of $175.0 million with an accounts receivable sub-limit of $30.0 million. The credit facility with GECDF was amended and restated in July, 2012 which increased the credit limit from $125 million to $175 million and modified the covenants, interest rate and other requirements within the facility.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. Management believes we were in compliance with these covenants as of September 30, 2012. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc.  Interest on the facility is assessed at a rate of the One Month Libor plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of the Company be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days advance written notice.

We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing.  In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below. We were in compliance with these covenants as of September 30, 2012.

The facility provided by GECDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2012, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology sales business segment and as an operational function of our accounts payable process.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2012	Balance as of September 30, 2012	Maximum Credit Limit at March 31, 2012	Balance as of March 31, 2012
$175,000	$84,366	$125,000	$85,911

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at September 30, 2012 or March 31, 2012, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which matured on October 26, 2012. This credit facility was renewed for two years effective October 27, 2012. The credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of September 30, 2012, we have no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of September 30, 2012, we were not involved in any unconsolidated special purpose entity transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of September 30, 2012, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

We have financed certain customer leases for equipment which is located in Canada and Iceland. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and Icelandic krona. To date, our Canadian and Icelandic operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Controls

There have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the trial court”) in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. . We have filed a motion seeking a finding that Lawson is in contempt of the injunction. We currently do not have a hearing date for our motion. Lawson has appealed the trial court’s ruling. We also have appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. Oral argument on the appeal of the trial court’s ruling was held on June 6, 2012. Court calendars are inherently unpredictable and we cannot predict when the court will issue a ruling.

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

Other Matters

Item 1A. Risk Factors

There have not been any material changes in the risk factors in Part I, Item IA of our Annual Report on Form 10-K for fiscal year ended March 31, 2012, except as updated in our subsequently filed Forms 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2012.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2012 through April 30, 2012	10,401	$29.47	10,401	436,044	(2)
May 1, 2012 through May 31, 2012	9,022	$29.45	9,022	427,022	(3)
June 1, 2012 through June 30, 2012	17,198	$33.57	-	427,022	(4)
July 1, 2012 through July 31, 2012	-	-	-	427,022	(5)
August 1, 2012 through August 31, 2012	11,609	$35.14	-	427,022	(6)
September 1, 2012 through September 15, 2012	-	-	-	427,022	(7)
September 16, 2012 through September 30, 2012	-	-	-	500,000	(8)

(1)	All shares acquired were in open-market purchases, except for 28,807 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
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

(5)
The share purchase authorization in place for the month ended July 31, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2012, the remaining authorized shares to be purchased were 427,022.

(6)
The share purchase authorization in place for the month ended August 31, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2012, the remaining authorized shares to be purchased were 427,022.

(7)
The share purchase authorization in place for the period from September 1 to September 15, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of September 15, 2012, the remaining authorized shares to be purchased were 427,022.

(8)
On August 13, 2012 our Board authorized a share repurchase plan commencing on September 16, 2012. The share purchase authorization in place for the period from September 16 to September 30, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2012, the remaining authorized shares to be purchased were 500,000.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 10, “Share Repurchase” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	ePlus 2012 Employee Long-term Incentive Plan

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.0	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 7, 2012	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2012	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)