Form 10-Q
period 2012-12-31
EPLUS INC
filed 2013-02-08
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares of common stock outstanding as of January 31, 2013 was 8,150,883.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2012	March 31, 2012
ASSETS	(in thousands)

Cash and cash equivalents	$42,153	$33,778
Short-term Investments	1,228	7,396
Accounts receivable—net	221,917	174,599
Notes receivable—net	21,763	24,337
Inventories—net	23,866	23,514
Investment in leases and leased equipment—net	101,316	115,974
Property and equipment—net	2,244	2,086
Deferred costs	41,600	9,391
Other assets	14,999	14,169
Goodwill	28,787	28,444
TOTAL ASSETS	$499,873	$433,688

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$8,850	$17,268
Accounts payable—trade	53,522	26,719
Accounts payable—floor plan	81,748	85,911
Salaries and commissions payable	10,639	9,500
Deferred revenue	51,342	15,935
Accrued expenses and other liabilities	22,247	24,887
Recourse notes payable	1,542	1,727
Non-recourse notes payable	34,648	26,328
Deferred tax liability	5,781	5,786
Total Liabilities	270,319	214,061

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 12,900,881 issued and 8,151,201 outstanding at December 31, 2012 and 12,692,224 issued and 7,999,895 outstanding at March 31, 2012	129	127
Additional paid-in capital	98,595	93,545
Treasury stock, at cost, 4,749,680 and 4,692,329 shares, respectively	(67,306)	(65,416)
Retained earnings	197,656	190,906
Accumulated other comprehensive income—foreign currency translation adjustment	480	465
Total Stockholders' Equity	229,554	219,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$499,873	$433,688

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
		2011		2011
	2012	As Restated (1)	2012	As Restated (1)
	(amounts in thousands, except shares and per share data)

Sales of product and services	$228,053	$212,314	$712,513	$575,128
Financing revenue	12,510	9,028	27,823	23,767
Fee and other income	1,462	2,686	6,464	7,687

TOTAL REVENUES	242,025	224,028	746,800	606,582

COSTS AND EXPENSES

Cost of sales, product and services	188,103	173,603	587,693	472,706
Direct lease costs	2,934	2,245	7,638	6,419
	191,037	175,848	595,331	479,125

Professional and other fees	2,498	2,938	8,318	7,718
Salaries and benefits	27,535	25,596	80,808	72,692
General and administrative expenses	4,909	4,878	14,975	13,418
Interest and financing costs	517	334	1,368	1,064
	35,459	33,746	105,469	94,892

TOTAL COSTS AND EXPENSES	226,496	209,594	700,800	574,017

EARNINGS BEFORE PROVISION FOR INCOME TAXES	15,529	14,434	46,000	32,565

PROVISION FOR INCOME TAXES	6,496	5,691	18,872	13,055

NET EARNINGS	$9,033	$8,743	$27,128	$19,510

NET EARNINGS PER COMMON SHARE—BASIC	$1.11	$1.08	$3.42	$2.33
NET EARNINGS PER COMMON SHARE—DILUTED	$1.11	$1.07	$3.38	$2.31

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	7,843,153	7,818,666	7,778,174	8,092,404
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	7,843,153	7,898,041	7,867,982	8,184,382

(1) See Note 2, "Restatement of Consolidated Financial Statements"

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
	(amounts in thousands)

NET EARNINGS	$9,033	$8,743	$27,128	$19,510

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(26)	65	15	(117)
Other comprehensive (loss) income	(26)	65	15	(117)

TOTAL COMPREHENSIVE INCOME	$9,007	$8,808	$27,143	$19,393

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$27,128	$19,510

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	8,706	7,319
Reserves for credit losses and sales returns	(374)	873
Provision for inventory allowances and inventory returns	277	(373)
Share-based compensation expense	2,495	1,736
Excess tax benefit from exercise of stock options	(1,390)	(965)
Deferred taxes	(5)	471
Payments from lessees directly to lenders—operating leases	(3,799)	(2,978)
Gain on disposal of property, equipment and operating lease equipment	(843)	(1,292)
Gain on sale of notes receivable	(1,002)	(2,536)
Excess increase in cash value of life insurance	(137)	(94)
Other	(7)	256
Changes in:
Accounts receivable—net	(47,060)	(50,134)
Notes receivable	(502)	(1,130)
Inventories—net	(629)	(6,460)
Investment in direct financing and sale-type leases—net	11,163	(12,736)
Deferred costs and other assets	(34,043)	17,939
Accounts payable—equipment	(8,294)	(3,003)
Accounts payable—trade	26,744	15,780
Salaries and commissions payable, deferred revenue and accrued expenses and other liabilities	35,356	(6,686)
Net cash provided by (used in) operating activities	$13,784	$(24,503)

Cash Flows From Investing Activities:
Purchases of short-term investments	$(1,233)	$-
Maturities of short-term investments	7,401	-
Proceeds from sale of property, equipment and operating lease equipment	1,629	1,940
Purchases of property, equipment and operating lease equipment	(12,559)	(6,980)
Issuance of notes receivable	(32,917)	(39,676)
Repayments of notes receivable	13,977	14,422
Proceeds from sale or transfer of notes receivable	22,829	28,596
Premiums paid on life insurance	(60)	(93)
Cash used in acquisition, net of cash acquired	-	(3,514)
Net cash used in investing activities	$(933)	$(5,305)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Nine months ended December 31,
	2012	2011
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$20,234	6,460
Repayments of non-recourse and recourse notes payable	(641)	(468)
Repurchase of common stock	(1,890)	(18,579)
Dividends paid	(20,100)	-
Proceeds from issuance of capital stock through option exercise	1,167	586
Payments of contingent consideration	(473)	-
Excess tax benefit from share based compensation	1,390	965
Net borrowings on floor plan facility	(4,164)	19,144
Net cash (used in) provided by financing activities	(4,477)	8,108

Effect of exchange rate changes on cash	1	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	8,375	(21,701)

Cash and Cash Equivalents, Beginning of Period	33,778	75,756

Cash and Cash Equivalents, End of Period	$42,153	$54,055

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15	$11
Cash paid for income taxes	$19,000	$7,544

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$153	$264
Purchase of operating lease equipment included in accounts payable	$175	$-
Sales of operating lease equipment included in accounts receivable	$50	$-
Principal payments from lessees directly to lenders	$11,374	$12,164
Vesting of share-based compensation	$4,621	$1,887
Contingent consideration	$-	$1,500
Dividends declared included in accrued expenses and other liabilities	$278	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2012	7,999,895	$127	$93,545	$(65,416)	$190,906	$465	$219,627

Issuance of shares for option exercises	105,000	1	1,166	-	-	-	1,167
Excess tax benefit of share based compensation	-	-	1,390	-	-	-	1,390
Effect of share-based compensation	103,657	1	2,494	-	-	-	2,495
Purchase of treasury stock	(57,351)	-	-	(1,890)	-	-	(1,890)
Dividends declared	-	-	-	-	(20,378)	-	(20,378)
Net earnings	-	-	-	-	27,128	-	27,128
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-	15	15

Balance, December 31, 2012	8,151,201	$129	$98,595	$(67,306)	$197,656	$480	$229,554

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three and nine months ended December 31, 2012 and 2011 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three and nine months ended December 31, 2012 and 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2013 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2012 (“2012 Annual Report”), which should be read in conjunction with these interim financial statements.

SUBSEQUENT EVENTS — Management has evaluated subsequent events after the balance sheet date through the date our financial statements are issued.

RECLASSIFICATIONS — We have reclassified prior period amounts for deferred costs from other assets and deferred revenues from accrued expenses and other liabilities to conform to current period presentation.

USE OF ESTIMATES — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses, and the recognition and measurement of income tax assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

For the sale of third party software assurance, maintenance and services we concluded that we are acting as an agent and recognize revenue for these transactions on a net basis at the date of sale, which is presented within sales of products and services in our unaudited condensed consolidated statements of operations. Gross billings for all products and services for the three months ended December 31, 2012 and December 31, 2011 were $277.8 million and $260.9 million, respectively. Gross billings for all products and services for the nine months ended December 31, 2012 and December 31, 2011 were $875.3 million and $715.5 million, respectively.

DEFERRED COSTS AND DEFERRED REVENUES – Deferred costs includes internal and third party costs associated with deferred revenue arrangements. Deferred revenues relate to services performed by us for our customers, as well as third party licenses with software assurance, which we defer the entire arrangement over the term of the software assurance. At December 31, 2012, total deferred costs and deferred revenue were $41.6 million and $51.3 million, respectively, compared to $9.4 million and $15.9 million, respectively, at March 31, 2012. The increase is due to a number of advanced integration projects that were in process and deferred as of December 31, 2012 as they were not scheduled to be completed until after December 31, 2012.

CONCENTRATIONS OF RISK—Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, notes receivable and investments in direct financing and sales-type leases. Cash and cash equivalents and short-term investments are maintained principally with financial institutions in the United States, which have high credit ratings. Risk on accounts receivable, notes receivable and investments in direct financing and sales-type leases is reduced by the large number of diverse industries comprising our customer base and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated through the underlying collateral and whether the asset is funded with non-recourse notes payable.

A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 42.7% and 12.6%, and 48.7% and 10.9%, respectively, of our sales of product and services for the three and nine months ended December 31, 2012, as compared to 40.4% and 11.8%, and 42.6% and 14.5%, respectively, of our sales of product and services for the three and nine months ended December 31, 2011. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

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

Under net sales recognition, the cost paid to the third party service provider is recorded as a reduction to sales of products and services, resulting in net sales being equal to the gross profit on the transaction. The change in our accounting policy and the restatement affects our revenues and offsetting costs and expenses for the identified periods but does not affect our previously reported earnings before provision for income tax, net earnings, and net earnings per common share or unaudited condensed consolidated statement of cash flows.

The effects of this restatement are summarized in the table below (in thousands):

	Three Months Ended December 30, 2011			Nine Months Ended December 31, 2011
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Sales of product and services	$260,891	$(48,577)	$212,314	$715,545	$(140,417)	$575,128
Total revenues	$272,605	$(48,577)	$224,028	$746,999	$(140,417)	$606,582
Cost of sales, product and services	$222,180	$(48,577)	$173,603	$613,123	$(140,417)	$472,706
Total costs and expenses	$258,171	$(48,577)	$209,594	$714,434	$(140,417)	$574,017
Net earnings	$8,743	$-	$8,743	$19,510	$-	$19,510

3. INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Investment in leases and leased equipment—net consists of the following (in thousands):

	December 31,	March 31,
	2012
Investment in direct financing and sales-type leases—net	$76,439	$95,460
Investment in operating lease equipment—net	24,877	20,514
	$101,316	$115,974

 INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	December 31,	March 31,
	2012
Minimum lease payments	$77,382	$99,747
Estimated unguaranteed residual value (1)	7,424	6,917
Initial direct costs, net of amortization (2)	602	797
Less: Unearned lease income	(7,964)	(10,665)
Less: Reserve for credit losses (3)	(1,005)	(1,336)
Investment in direct financing and sales-type leases—net	$76,439	$95,460

(1)
Includes estimated unguaranteed residual values of $3,411 thousand and $1,700 thousand as of December 31, 2012 and March 31, 2012, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic, Transfers and Servicing.

(2)	Initial direct costs are shown net of amortization of $569 thousand and $512 thousand as of December 31, 2012 and March 31, 2012, respectively.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

Our net investment in direct financing and sales-type leases for certain lease agreements serves as collateral for non-recourse equipment notes. See Note 7, “Notes Payable and Credit Facility.”

We enter into agreements to sell the financing receivable associated with certain notes receivables and investments in direct financing leases, which are accounted for as a sale under Codification Topic, Transfer and Servicing. We recognized a net gain for these sales of $2.7 million and $2.2 million in financing revenues in the unaudited condensed consolidated statement of operations for the three months ended December 31, 2012 and 2011, respectively, and $4.4 million and $3.2 million for the nine months ended December 31, 2012 and 2011, respectively. Total proceeds from these sales of financing receivables were $48.1 million and $25.8 million for the three months ended December 31, 2012 and 2011, respectively. Total proceeds from these sales were $91.5 million and $50.5 million for the nine months ended December 31, 2012 and 2011, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	December 31,	March 31,
	2012
Cost of equipment under operating leases	$46,793	$44,487
Less: Accumulated depreciation and amortization	(21,916)	(23,973)
Investment in operating lease equipment—net (1)	$24,877	$20,514

(1)	Includes estimated unguaranteed residual values of $7,859 thousand and $7,802 thousand as of December 31, 2012 and March 31, 2012, respectively, for operating leases.

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

Goodwill should be tested for impairment at the reporting unit level, which can be either an operating segment, as defined by Codification Topic Segment Reporting, or one level below an operating segment. We have two operating segments – the financing business segment and the technology sales business segment. We have four reporting units; Financing, Technology, Software Procurement and Software Document Management. The following table summarizes the amount of goodwill allocated to our reporting units:

	Financing Business Segment	Technology Sales Business Segment
Reporting Units:	Financing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2012
Goodwill	$4,029	$27,355	$4,644	$1,089	$37,117
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
	-	27,355	-	1,089	28,444

Purchase accounting adjustments	-	343	-	-	343

Balance December 31, 2012
Goodwill	4,029	27,698	4,644	1,089	37,460
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance December 31, 2012	$-	$27,698	$-	$1,089	$28,787

During the third quarter of fiscal 2013, we performed our annual impairment test of goodwill and concluded that the fair value of our Technology and Software Document Management reporting units were in excess of their respective book values. As part of our annual assessment, we elected to bypass the qualitative assessment and estimated the fair values of our reporting units using the market approach and the income approach. The market approach measures the value of an entity through an analysis of recent sales or by comparison to comparable companies. The income approach measures the value of reporting units by discounting expected future cash flows.

Under the market approach, we used the guideline public company method and similar transactions method. Under the guideline public company method, we analyzed companies that were in the same industry, performed the same or similar services, had similar operations, and are considered competitors. Multiples that related to some level of earnings or revenue were considered most appropriate for the industry in which we operate. The multiples selected were based on our analysis of the guideline companies’ profitability ratios and return to investors. We compared our reporting units’ size and ranking against the guideline companies, taking into consideration risk, profitability and growth along with guideline medians and averages. We then selected pricing multiples, adjusted appropriately for size and risk, to apply to our reporting units’ financial data.

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

The estimated fair value of our reporting units is dependent on several significant assumptions underlying our forecasted cash flows and weighted average cost of capital. The forecasted cash flows were based on management’s best estimates after considering economic and market conditions over the projection period, including business plans, growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Any adverse change including but not limited to a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; or slower growth rates may impact our ability to meet our forecasted cash flow estimates.

The fair value of our Technology and Software Document Management reporting units substantially exceeded their respective carrying values as of October 1, 2012, and our conclusions regarding the recoverability of goodwill would not have been impacted by a 10% change in the fair values.

5. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2012	$1,307	$2,963	$1,336	$5,606
Provision for bad debts, net of recoveries	(118)	189	(328)	(257)
Write-offs and other	(97)	-	(3)	(100)
Balance December 31, 2012	$1,092	$3,152	$1,005	$5,249

	Accounts Receivable	Notes Receivable	Lease-Related Assets	Total
Balance April 1, 2011	$944	$94	$1,733	$2,771
Provision for bad debts, net of recoveries	387	152	(109)	430
Write-offs and other	(262)	-	(2)	(264)
Balance December 31, 2011	$1,069	$246	$1,622	$2,937

Our reserves for credit losses and minimum payments associated with our notes receivables and lease related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	December 31, 2012		March 31, 2012
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$325	$919	$298	$1,314
Ending balance: individually evaluated for impairment	2,827	86	2,665	22
Ending balance	$3,152	$1,005	$2,963	$1,336

Minimum payments:
Ending balance: collectively evaluated for impairment	$21,631	$77,133	$22,944	$99,545
Ending balance: individually evaluated for impairment	3,284	249	4,356	202
Ending balance	$24,915	$77,382	$27,300	$99,747

During fiscal year 2012, we began selling and financing various products and services to a large law firm, which filed for bankruptcy in May 2012. As of December 31, 2012, we had $3.4 million of notes and lease-related receivables from this customer and total reserves for credit losses of $2.8 million, which represented our estimated probable loss.

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

As of December 31, 2012, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Pas Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recours Notes Payable	Net Credit Exposure

December 31, 2012

High CQR	$223	$125	$173	$521	$305	$40,725	$41,551	$(2,525)	$(8,326)	$30,700
Average CQR	138	3	37	178	93	35,311	35,582	(3,323)	(19,275)	12,984
Low CQR	-	-	44	44	17	188	249	(12)	-	237
Total	361	128	254	743	415	76,224	77,382	(5,860)	(27,601)	43,921

March 31, 2012

High CQR	$1,767	$5	$72	$1,844	$977	$58,214	$61,035	$(4,541)	$(3,480)	$53,014
Average CQR	85	7	12	104	53	38,337	38,494	(4,445)	(15,109)	18,940
Low CQR	-	-	-	-	-	218	218	(16)	-	202
Total	$1,852	$12	$84	$1,948	$1,030	$96,769	$99,747	$(9,002)	$(18,589)	$72,156

As of December 31, 2012, the age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total

December 31, 2012

High CQR	$-	$-	$213	$213	$1,820	$14,888	$16,921
Average CQR	141	283	-	424	490	3,796	4,710
Low CQR	-	21	780	801	46	2,437	3,284
Total	$141	$304	$993	$1,438	$2,356	$21,121	$24,915

March 31, 2012

High CQR	$-	$-	$-	$-	$2,661	$18,140	$20,801
Average CQR	-	-	-	-	29	2,113	2,142
Low CQR	-	-	86	86	387	3,884	4,357
Total	$-	$-	$86	$86	$3,077	$24,137	$27,300

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 50% - 100% for customers with low CQR, which includes customers in bankruptcy.

6. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	December 31,	March 31,
	2012

Unbilled accounts receivable	$3,224	$4,304
Capitalized software and other intangible assets	4,391	5,075
Prepaid assets	2,889	2,215
Other	4,495	2,575
Other assets	$14,999	$14,169

	December 31,	March 31,
	2012

Accrued expenses	$10,535	$15,386
Other	11,712	9,501
Accrued expenses and other liabilities	$22,247	$24,887

Other assets include cash surrender value of life insurance policies, escrow deposits and off-lease equipment. Other liabilities include accrued taxes, deferred compensation, lease rental payments due to third parties, and contingent consideration related to an acquisition.

7. NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	December 31,	March 31,
	2012

Recourse note payable at 4.84% expires on March 2, 2017	$1,542	$1,727

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 2.00% to 10.0% at December 31, 2012 and March 31, 2012	$34,648	$26,328

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 4.83% and 5.15%, as of December 31, 2012 and March 31, 2012, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse against the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology sales business segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology sales business segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $81.7 million and $85.9 million as of December 31, 2012 and March 31, 2012, respectively. Under the accounts receivable component, we had no outstanding balances as of December 31, 2012 and March 31, 2012. As of December 31, 2012, the facility agreement had an aggregate limit of the two components of $175 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent. The credit facility with GECDF was amended and restated in July 2012 which increased the credit limit from $125 million to $175 million and modified the covenants, interest rate and other requirements within the facility.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2012. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

We have an agreement with 1st Commonwealth Bank of Virginia to provide us with a $0.5 million credit facility, which matured October 26, 2012. This credit facility was renewed for two years effective October 27, 2012. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of December 31, 2012 and as of March 31, 2012, we had no outstanding balance on this credit facility.

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

On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson appealed the trial court’s judgment, and we appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. On November 21, 2012 the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the trial court’s ruling precluding us from seeking monetary damages. The Appeals Court also upheld a finding of infringement, as well as the injunction, and remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction. ePlus is seeking damages with respect to contempt of the injunction for the period dating back to May of 2011 when the injunction was issued. That petition for contempt is currently pending before the trial court and we expect a hearing sometime in early April 2013. However, court calendars are inherently unpredictable, and we cannot predict when the trial court will issue a ruling.

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

Other Matters

We may become party to various legal proceedings arising in the normal course of business, including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, and claims related to alleged violations of laws and regulations. We accrue for costs associated with these contingencies when a loss is probable and the amount is reasonably estimable. Accrued loss contingencies are included in the accrued expenses and other liabilities in our unaudited condensed consolidated balance sheets. Refer to Note 5, "Reserves for Credit Losses," for additional information regarding reserves associated with our accounts, notes and lease-related receivables.

9. EARNINGS PER SHARE

During the preparation of this Form 10-Q for the three months ended December 31, 2012, we reviewed our restricted stock awards (“RSAs”) agreements and identified that certain RSAs issued contain non-forfeitable rights to dividends. As a result, those RSAs are considered participating securities which requires us to use the two-class method to compute basic and diluted earnings per shares. Accordingly, we have corrected our reported earnings per share for the corresponding periods. The weighted average shares outstanding for the three and nine months ended December 31, 2011 used to calculate diluted earnings per common share decreased by 72 thousand and 108 thousand, respectively. Basic and diluted earnings per share for the three months ended December 31, 2011 decreased by $0.04 and $0.03, respectively. Basic and diluted earnings per share for the nine months ended December 31, 2011 decreased by $0.08 and $0.04, respectively.

Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could participate in our earnings, including incremental shares issuable upon the assumed exercise of “in-the-money” stock options and other common stock equivalents during each period.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2012 and December 31, 2011 (in thousands, except per share data).

	Three months ended December 31,		Nine months ended December 31,
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Basic and diluted shares outstanding
Weighted average shares outstanding — basic	7,843	7,819	7,778	8,092
Effect of dilutive shares	-	79	90	92
Weighted average shares outstanding — diluted	7,843	7,898	7,868	8,184

Calculation of earnings per share - basic
Net earnings	$9,033	$8,743	$27,128	$19,510
Net earnings attributable to participating securities	342	295	507	630
Net earnings attributable to common shareholders	$8,691	$8,448	$26,621	$18,880

Earnings per share - basic	$1.11	$1.08	$3.42	$2.33

Calculation of earnings per share - diluted
Net earnings attributable to common shareholders	$8,691	$8,448	$26,621	$18,880
Add: undistributed earnings attributable to participating securities	-	2	1	7
Net earnings attributable to common shareholders	$8,691	$8,450	$26,622	$18,887

Earnings per share - diluted	$1.11	$1.07	$3.38	$2.31

During the quarter, we paid a special cash dividend of $20.1 million, which exceeded our net earnings for the quarter. Under the two-class method for calculating earnings per share, the excess of the dividend over net earnings results in diluted earnings per share being anti-dilutive. Therefore, our diluted earnings per share is equal to basic earnings per share.

All unexercised stock options were included in the computations of diluted earnings per share for the three and nine months ended December 31, 2012 and 2011.

10. STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2012, we repurchased 19,423 shares of our outstanding common stock at an average cost of $29.46 per share for a total purchase price of $572 thousand. Since the inception of our initial repurchase program on September 20, 2001 to December 31, 2012, we have repurchased 4.7 million shares of our outstanding common stock at an average cost of $13.94 per share for a total purchase price of $65.3 million.

On December 4, 2012, our Board of Directors declared a special cash dividend on our common stock of $2.50 per share, which was paid to shareholders of record as of the close of business on December 17, 2012. The dividend was paid on December 26, 2012.

11. SHARE-BASED COMPENSATION

Share-Based Plans

We have share-based awards outstanding under the following plans: (1) Amendment and Restatement of the 1998 Stock Incentive Plan (2003) (the “Amended LTIP (2003)”), (2) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (3) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”). On September 13, 2012, our shareholders approved the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), which has no awards outstanding as of December 31, 2012. Currently, awards are only issued under the 2008 Director LTIP and the 2008 Employee LTIP. All the share-based plans require the use of the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the Amended LTIP (2003), the 2008 Director LTIP and the 2008 Employee LTIP discussed above, please refer to our 2012 Annual Report.

2012 Employee LTIP

Under the 2012 Employee LTIP, 750,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The 2012 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2012 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2012 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. Under the 2012 Employee LTIP, the Compensation Committee will determine the terms and conditions of the awards.

Stock Option Activity

During the three and nine months ended December 31, 2012 and 2011, there were no stock options granted. A summary of stock option activity during the nine months ended December 31, 2012 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2012	145,000	$7.14 - $15.25	$11.91
Options exercised (1)	(105,000)	$7.14 - $15.25	$11.12
Outstanding, December 31, 2012	40,000	$10.75 - $15.25	$13.99	1.7	$1,094,000

Vested at December 31, 2012	40,000		$13.99	1.7	$1,094,000
Exercisable at December 31, 2012	40,000		$13.99	1.7	$1,094,000

(1)	The total intrinsic value of stock options exercised during the nine months ended December 31, 2012 was $2.9 million.

Additional information regarding stock options outstanding as of December 31, 2012 is as follows:

	Options Outstanding and Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining (in years)

$12.73	20,000	$12.73	2.7
$15.25	20,000	$15.25	0.7
$12.73 - $15.25	40,000	$13.99	1.7

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At December 31, 2012, all of our stock options are vested.

Restricted Stock Activity

For the nine months ended December 31, 2012, we granted 8,234 restricted shares under the 2008 Director LTIP, and 96,590 restricted shares under the 2008 Employee LTIP. A summary of the non-vested restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2012	276,130	$20.75
Granted	104,824	$32.67
Vested	(131,606)	$19.81
Forfeited	(1,167)	$20.17
Nonvested December 31, 2012	248,181	$26.29

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2008 Director LTIP and 2008 Employee LTIP allow us, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. During the nine months ended December 31, 2012, we withheld 37,928 shares of common stock at a value of $1.3 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended December 31, 2012 and 2011, we recognized $917 thousand and $656 thousand, respectively, of total share-based compensation expense. During the nine months ended December 31, 2012 and 2011, we recognized $2.5 million and $1.7 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $5.0 million, which will be fully recognized over the next 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the three months ended December 31, 2012 and 2011, our contribution expense for the plan was approximately $221 thousand and $200 thousand, respectively. For the nine months ended December 31, 2012 and 2011, our contribution expense for the plan was approximately $686 thousand and $617 thousand, respectively.

12. INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of December 31, 2012, our gross liability related to uncertain tax positions was $316 thousand. At December 31, 2012 if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $432 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We recorded interest expense of $4 thousand and $13 thousand for the three and nine months ended December 31, 2012, and $4 thousand and $14 thousand for the same periods last year. We did not recognize any additional penalties. We had $193 thousand and $176 thousand accrued for the payment of interest at December 31, 2012 and 2011, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. Accordingly, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. The fair value of our contingent consideration liability is calculated using the discounted cash flow approach based on significant unobservable inputs, which is considered a level 3 measurement.

The following table summarizes the fair value hierarchy of our contingent liability (in thousands):

		Fair Value Measurement Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:

Contingent consideration	$896	$-	$-	$896	$-

		Fair Value Measurement Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Liabilities:

Contingent consideration	$1,292	$-	$-	$1,292	$-

For the nine months ended December 31, 2012, the adjustment to the fair value of the contingent consideration was an increase of $77 thousand, which was presented within general and administrative expenses in our unaudited condensed consolidated statements of operations.

14. SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our technology sales business segment and our financing business segment. The technology sales business segment sells information technology equipment and software and related services to corporate and governmental customers on a nationwide basis. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The financing business segment offers lease-financing solutions to corporations and governmental entities nationwide. We evaluate segment performance on the basis of total revenue, segment earnings and earnings before provision for income taxes.

Both segments utilize our proprietary software and services within the organization. Our reportable segment information is as follows (in thousands):

	Three months ended December 31, 2012			Three months ended December 31, 2011
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$228,053	$-	$228,053	$212,314	$-	$212,314
Financing revenues	-	12,510	12,510	-	9,028	9,028
Fee and other income	1,360	102	1,462	1,755	931	2,686
Total revenues	229,413	12,612	242,025	214,069	9,959	224,028

Cost of sales, product & services	188,103	-	188,103	173,603	-	173,603
Direct lease costs	-	2,934	2,934	-	2,245	2,245
Professional and other fees	2,041	457	2,498	2,546	392	2,938
Salaries and benefits	24,330	3,205	27,535	22,923	2,673	25,596
General and administrative expenses	4,733	176	4,909	4,594	284	4,878
Interest and financing costs	19	498	517	19	315	334
Total costs and expenses	219,226	7,270	226,496	203,685	5,909	209,594
Earnings before provision for income taxes	$10,187	$5,342	$15,529	$10,384	$4,050	$14,434
Assets	$319,252	$180,621	$499,873	$242,131	$172,286	$414,417

	Nine months ended December 31, 2012			Nine months ended December 31, 2011
	Technology Sales Business Segment	Financing Business Segment	Total	Technology Sales Business Segment	Financing Business Segment	Total

Sales of product and services	$712,513	$-	$712,513	$575,128	$-	$575,128
Financing revenues	-	27,823	27,823	-	23,767	23,767
Fee and other income	4,953	1,511	6,464	5,792	1,895	7,687
Total revenues	717,466	29,334	746,800	580,920	25,662	606,582

Cost of sales, product & services	587,693	-	587,693	472,706	-	472,706
Direct lease costs	-	7,638	7,638	-	6,419	6,419
Professional and other fees	6,804	1,514	8,318	6,607	1,111	7,718
Salaries and benefits	72,826	7,982	80,808	65,303	7,389	72,692
General and administrative expenses	14,183	792	14,975	12,629	789	13,418
Interest and financing costs	70	1,298	1,368	57	1,007	1,064
Total costs and expenses	681,576	19,224	700,800	557,302	16,715	574,017
Earnings before provision for income taxes	$35,890	$10,110	$46,000	$23,618	$8,947	$32,565
Assets	$319,252	$180,621	$499,873	$242,131	$172,286	$414,417

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

Our financial results as of and for the three and nine months ended December 31, 2011 have been revised. All information and disclosures contained in this management's discussion and analysis of financial condition and results of operations have been revised to reflect the restatement described in Note 2, “Restatement of Financial Statements.”

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

Under net sales recognition, the cost paid to the third party service provider is recorded as a reduction to sales of products and services, resulting in net sales being equal to the gross profit on the transaction. This change in our accounting policy and the restatement affects our revenues and offsetting costs and expenses for the identified periods but does not affect our previously reported earnings before provision for income tax, net earnings, and net earnings per common share or unaudited condensed consolidated statement of cash flows. For more information regarding the restatement, see note 2, “Restatement of Financial Statements” to the unaudited condensed consolidated financial statements included elsewhere in this report.

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

However, in calendar year 2011, IT spending in most categories increased, driven by the general economic recovery, the deferral of IT spending by many customers in prior years, customer interest in cloud computing, the positive return on investment that can be gained by virtualization technologies, and the reduction of manufacturer shipment delays in the supply chain. In 2012, IT spending in the United States increased by 4.0% as compared to 2011, according to industry analysts.  Some analysts have lowered their forecast for overall IT spending for calendar year 2013 to less than 3.0% on average, with higher variability depending on industry. We believe that customers are continuing to focus on cost savings initiatives by utilizing technologies such as virtualization and cloud computing, and we continue to provide these and other advanced technology solutions to meet these needs.

During the three months ended December 31, 2012, total revenue increased 8.0% to $242.0 million and total costs and expenses increased 8.1% to $226.5 million, as compared to the same period last fiscal year. During the nine months ended December 31, 2012, total revenue increased 23.1% to $746.8 million and total costs and expenses increased 22.1% to $700.8 million. During the month of December, we entered into several advanced integration arrangements for third party products that were deferred as they were not scheduled to be completed until after December 31, 2012. Accordingly, our deferred revenues increased by $34.6 million from December 31, 2011 to $51.3 million as of December 31, 2012. In addition, we had open orders of $73.3 million as of December 31, 2012, compared to $56.0 million as of December 31, 2011.  Open orders represent orders received from our customers that have not been billed.  These orders are normal course of business transactions, which we expect to be processed within our customary time frame. To help manage our rapid growth, continue our sales revenue expansion and to expand our geographical footprint and solutions offering, we increased hiring in our technology sales business segment. Over the past 12 months, we added 113 personnel in several existing and new locations, and acquired two companies. We expanded from 756 employees as of December 31, 2011 to 869 employees as of December 31, 2012.

Gross margin for product and services was 17.5% and 18.2% during the three months ended December 31, 2012 and 2011, respectively and was 17.5% and 17.8% during the nine months ended December 31, 2012 and 2011, respectively. The decreases in our gross margin were primarily due to the amount of vendor incentives earned during the periods as well as the product mix of sales to our customers. Our gross margin on sales of products and services was 18.0% for the three months ended September 30, 2012 and decreased sequentially due to a lower proportion of sales related to third party software assurance, maintenance and services, which are presented on a net basis. Gross margins on sales of product and services are subject to variability due to changes in the amount of vendor incentives earned, the pricing and product mix of sales to our customers and the amount of third party software assurance, maintenance and services sold, which are presented on a net basis.

Net earnings for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 increased 3.3% to $9.0 million. Net earnings for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011, increased 39.1% to $27.1 million.

Cash and cash equivalents increased $8.4 million to $42.2 million at December 31, 2012, compared to March 31, 2012. On December 26, 2012, we paid a special cash dividend of $2.50 per share of common stock to shareholders of record as of the close of business on December 17, 2012. Our accounts receivable balance increased by $47.3 million, or 29.1%, from March 31, 2012 due to several advanced integration projects that were billed and deferred as of quarter-end as they were not scheduled to be completed until after December 31, 2012.

Business Segment Overview

Technology Sales Business Segment

The technology sales business segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology sales business segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology sales business segment derives revenue from the sales of new equipment, software, maintenance, and service engagements. These revenues are reflected in our unaudited condensed consolidated statements of operations under sales of product and services and fee and other income.  Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with us, which stipulate the terms and conditions of our relationship. Some CMAs contain pricing arrangements, and most contain mutual termination for convenience clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses. A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 48.7% and 10.9%, respectively, of sales of product and services for the nine months ended December 31, 2012, as compared to 42.6% and 14.5%, respectively, of sales of product and services for the nine months ended December 31, 2011.

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

Financing Business Segment

The financing business segment offers financing solutions to domestic governmental entities and corporations nationwide and in certain other countries. The financing business unit derives revenue from leasing primarily IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under financing revenues on our unaudited condensed consolidated statements of operations. The finance business also derives revenues from the financing of third party software licenses, software assurance, maintenance and other services through notes receivable. These revenues are included in financing revenues on our unaudited condensed consolidated statements of operations.

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

Our financing business segment sells the equipment underlying a lease to the lessee or a third party other than the lessee. These sales occur at the end of the lease term or during the original lease term and revenues from the sales of such equipment are recognized at the date of sale. The net gain or loss on these transactions is presented within financing revenue in our unaudited condensed consolidated statement of operations.

We also recognize revenue from events that occur after the initial sale of a financial asset and remarketing fees from our “off lease” equipment. These revenues are reflected in our unaudited condensed consolidated statements of operations under fee and other income.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that alternative accounting policies would have been applied, resulting in a change in financial results. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to uncertain tax positions. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all such estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates may require adjustment.

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

We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. As part of our annual assessment, we elected to bypass the qualitative assessment and estimated the fair values of our reporting units using the market approach and the income approach. We perform the two step process to assess our goodwill for impairment. First, we compare the fair value of each of our reporting units with its carrying value. We estimate the fair value of the reporting unit using various valuation methodologies, including discounted expected future cash flows. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the fair value of goodwill in the same manner as if our reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

VENDOR CONSIDERATION. We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities and are primarily formula-based. Different programs have different vendor/program specific goals to achieve. These programs can be very complex to calculate and we estimate the amount of vendor consideration earned when it is probable and reasonably estimable using the best information available, including historical data.

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

The reserve for credit losses for the nine months ended December 31, 2012 and year ended March 31, 2012 included a specific reserve of $2.8 million due to a customer, which filed for bankruptcy.

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

Any excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. To the extent the purchase price is less than the fair value of assets acquired and liabilities assumed we recognize a gain in our unaudited condensed statements of operations. The results of operations for an acquired company are included in our financial statements from the date of acquisition.

RESULTS OF OPERATIONS

The Three and Nine months Ended December 31, 2012 Compared to the Three and Nine months Ended December 31, 2011

Technology Sales Business Segment

The results of operations for our technology sales business segment for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended December 31,				Nine months ended December 31,
	2012	2011	Change		2012	2011	Change
Sales of product and services	$228,053	$212,314	$15,739	7.4%	$712,513	$575,128	$137,385	23.9%
Fee and other income	1,360	1,755	(395)	(22.5%)	4,953	5,792	(839)	(14.5%)
Total revenues	229,413	214,069	15,344	7.2%	717,466	580,920	136,546	23.5%

Cost of sales, products and services	188,103	173,603	14,500	8.4%	587,693	472,706	114,987	24.3%
Professional and other fees	2,041	2,546	(505)	(19.8%)	6,804	6,607	197	3.0%
Salaries and benefits	24,330	22,923	1,407	6.1%	72,826	65,303	7,523	11.5%
General and administrative	4,733	4,594	139	3.0%	14,183	12,629	1,554	12.3%
Interest and financing costs	19	19	-	0.0%	70	57	13	22.8%
Total costs and expenses	219,226	203,685	15,541	7.6%	681,576	557,302	124,274	22.3%
Earnings before provision for income taxes	$10,187	$10,384	$(197)	(1.9%)	$35,890	$23,618	$12,272	52.0%

Total revenues. Total revenues during the three months ended December 31, 2012 were $229.4 million compared to $214.1 million during the three months ended December 31, 2011, an increase of 7.2%, which is due to increases in demand for our products and services, particularly from Fortune 100 companies. Total revenues increased 23.5% during the nine months ended December 31, 2012 and totaled $717.5 million compared to $580.9 million for the nine months ended December 31, 2011. We experienced year over year increases in the sales of products and services for all the quarters ended from December 31, 2011 through December 31, 2012 due to expansion into new geographical regions and acquisitions in fiscal year 2012. Sales of product and services decreased on a sequential basis due to several advanced integration arrangements for third party products that were deferred as they were not scheduled to be completed until after December 31, 2012. Accordingly, our deferred revenues increased by $34.6 million from December 31, 2011 to $51.3 million as of December 31, 2012. In addition, we had open orders of $73.3 million as of December 31, 2012, compared to $56.0 million as of December 31, 2011.  Open orders represent orders received from our customers that have not been billed.  These orders are normal course of business transactions, which we expect to be processed within our customary time frame.

The sequential and year over year changes in products and services is summarized below.

	Sequential	Year over Year
December 31, 2011	9.7%	16.4%
March 31, 2012	-1.2%	26.3%
June 30, 2012	11.7%	38.4%
September 30, 2012	6.8%	29.3%
December 31, 2012	-8.8%	7.4%

Total costs and expenses. Total costs and expenses for the three months ended December 31, 2012 increased $15.5 million or 7.6%, to $219.2 million due to increases in cost of sales of products and services, salaries and benefits and general and administrative expenses. Total costs and expenses for the nine months ended December 31, 2012 increased $124.3 million or 22.3%, to $681.6 million. The increase in cost of sales, products and services was consistent with the increase in sales revenues of products and services.

Our gross margin for product and services was 17.5% and 18.2% during the three months ended December 31, 2012 and 2011, respectively, and was 17.5% and 17.8% during the nine months ended December 31, 2012 and 2011, respectively. The decreases in our gross margins were primarily due to the amount of vendor incentives earned during the periods as well as the product mix of sales to our customers. Our gross margin on sales of products and services declined sequentially from 18.0% for the three months ended September 30, 2012. This decrease is due to a lower proportion of sales related to third party software assurance, maintenance and services, whose revenue are presented net of costs. Gross margins on sales of product and services are affected by the mix and volume of products sold and services, changes in incentives provided to us by manufacturers and the volume of sales of third party software assurance, maintenance and services. The change in the amount of vendor incentives earned during the three months ended December 31, 2012 resulted in a 0.2% decrease in gross margins from the prior year. The change in the amount of vendor incentives earned during the nine months ended December 31, 2012 resulted in a 0.1% decrease in gross margins from the prior year. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Professional and other fees decreased $0.5 million, or 19.8%, to $2.0 million for the three months ended December 31, 2012, compared to $2.5 million during the three months ended December 31, 2011. This decrease is primarily due to a decrease in fees related to the patent infringement litigation, which decreased $0.8 million from December 31, 2011. For the nine months ended December 31, 2012, professional and other fees increased $0.2 million, or 3.0%, to $6.8 million, compared to $6.6 million during the nine months ended December 31, 2011. The increase is primarily due to fees related to the restatement of our financial statements as well as additional legal and other fees, partially offset by $1.6 million decrease in fees related to the patent infringement litigation.

For the three months ended December 31, 2012, salaries and benefits expense increased $1.4 million, or 6.1%, to $24.3 million, compared to $22.9 million during the three months ended December 31, 2011. This increase was driven by increases in the number of employees and commission expenses. Salaries and benefits expense increased $7.5 million, or 11.5%, to $72.8 million for the nine months ended December 31, 2012, compared to $65.3 million during the nine months ended December 31, 2011. Our technology sales business segment had 810 employees as of December 31, 2012, an increase of 112 from 698 at December 31, 2011. A total of 63 employees were added as a result of the two acquisitions we completed over the last twelve months. Most of the increase in personnel relates to sales, marketing and engineering personnel. We continue to invest in sales and support personnel through hiring and strategic acquisitions in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expense increased for the nine months ended December 31, 2012 due to the increase in the gross profit from sales of products and services.

General and administrative expenses increased $139 thousand, or 3.0%, and $1.6 million or 12.3% during the three and nine months ended December 31, 2012, respectively, over the same periods for prior year. These increases were primarily due to increases in office locations and sales force as a result of our continued expansion efforts and acquisitions, which resulted in higher telecommunications, rent, utilities, travel and entertainment expense, and other marketing expenses. Amortization expense increased as a result of intangible assets acquired from acquisitions.

Segment earnings before tax. As a result of the foregoing, earnings before provision for income taxes decreased $0.2 million, or 1.9%, and increased $12.3 million, or 52.0% for the three months and nine months ended December 31, 2012, respectively, over prior year periods.

Financing Business Segment

The results of operations for our financing business segment for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended December 31,				Nine months ended December 31,
	2012	2011	Change		2012	2011	Change
Financing revenue	$12,510	$9,028	$3,482	38.6%	$27,823	$23,767	$4,056	17.1%
Fee and other income	102	931	(829)	(89.0%)	1,511	1,895	(384)	(20.3%)
Total revenues	12,612	9,959	2,653	26.6%	29,334	25,662	3,672	14.3%

Direct lease costs	2,934	2,245	689	30.7%	7,638	6,419	1,219	19.0%
Professional and other fees	457	392	65	16.6%	1,514	1,111	403	36.3%
Salaries and benefits	3,205	2,673	532	19.9%	7,982	7,389	593	8.0%
General and administrative	176	284	(108)	(38.0%)	792	789	3	0.4%
Interest and financing costs	498	315	183	58.1%	1,298	1,007	291	28.9%
Total costs and expenses	7,270	5,909	1,361	23.0%	19,224	16,715	2,509	15.0%
Earnings before provision for income taxes	$5,342	$4,050	$1,292	31.9%	$10,110	$8,947	$1,163	13.0%

Total revenues. Total revenues increased by $2.7 million, or 26.6%, to $12.6 million for the three months ended December 31, 2012, as compared to the prior year. Financing revenues increased $3.5 million, or 38.6% for the three months ended December 31, 2012, as compared to the prior year primarily due to gains recognized from early terminations of certain lease agreements and buyout of the related equipment. Total revenues increased by $3.7 million, or 14.3%, to $29.3 million for the nine months ended December 31, 2012, as compared to the prior year. Financing revenues increased $4.1 million, or 17.1% for the nine months ended December 31, 2012, as compared to the prior year, predominantly due to the early termination of certain lease schedules and buyout of the related equipment, as well as increases in net gains on sales of financing receivables as we sold more of these investments during the year.

We enter into agreements to sell the financing receivable associated with certain notes receivables and investments in direct financing leases, which are accounted for as a sale under Codification Topic, Transfer and Servicing. Total proceeds from these sales of financing receivables were $48.1 million and $25.8 million for the three months ended December 31, 2012 and 2011, respectively. Total proceeds from these sales were $91.5 million and $50.5 million for the nine months ended December 31, 2012 and 2011, respectively. At December 31, 2012, we had $123.1 million of investment in notes and leases, compared to $125.7 million at December 31, 2011, a decrease of $2.6 million or 2.1%. Fee and other income decreased $829 thousand and $384 thousand for the three and nine months ended December 31, 2012 over prior year due to decreases in remarketing income.

Total costs and expenses. Total costs and expenses increased $1.4 million, or 23.0%. Direct lease costs increased $689 thousand, or 30.7%, to $2.9 million mostly due to increases in depreciation expense for equipment under operating leases and increases in amortization of indirect lease expenses from terminated leases. Salary and benefits expenses increased by $532 thousand, or 19.9% to $3.2 million due to higher commissions as a result of the increase in revenues during the period. General and administrative expenses decreased $108 thousand for the three months ended December 31, 2012, as compared to the prior year, due to lower reserves for credit losses. Our reserve for credit losses decreased due to a decrease in our investment in notes and leases from March 31, 2012.

During the nine months ended December 31, 2012, total costs and expenses increased $2.5 million, or 15.0%, mostly driven by increases in direct lease costs, professional and other fees, and salaries and benefits. Direct lease costs increased $1.2 million, or 19.0%, to $7.6 million primarily due to increases in depreciation expense for equipment under operating leases and increases in amortization of indirect lease expenses from terminated leases. Professional and other fees increased by $403 thousand, or 36.3%, to $1.5 million due to legal fees and outside services. Salaries and benefits increased by $593 thousand, or 8.0% to $8.0 million, due to higher commissions as a result of the increase in revenues. The number of personnel employed also increased to 59 as of December 31, 2012 from 58 as of December 31, 2011.

Interest and financing costs increased $183 thousand, or 58.1%, and $291 thousand, or 28.9% during the three months and nine months ended December 31, 2012, as compared to the same periods last year due to the increase in non-recourse and recourse notes payable to $36.2 million at December 31, 2012 as compared to $23.4 million at December 31, 2011.

Segment earnings before tax. As a result of the foregoing, earnings before provision for income taxes increased $1.3 million, or 31.9%, to $5.3 million for the three months ended December 31, 2012 and segment earnings increased $1.2 million, or 13.0%, to $10.1 million for the nine months ended December 31, 2012.

Consolidated

Income taxes. Our provision for income tax expense increased $0.8 million to $6.5 million for the three months ended December 31, 2012, and increased $5.8 million to $18.9 million for the nine months ended December 31, 2012 as compared to the same periods last year. Our effective income tax rates for the three months and nine months ended December 31, 2012 were 41.8% and 41.0%, respectively, as compared to 39.4% and 40.1% for the three months and nine months ended December 31, 2011. The effective income tax rate increased for the three and nine months ended December 31, 2012 due to increases in adjustments related to share-based compensation, combined with the reversal of a liability for uncertain tax positions that was recorded in the prior year.

Net earnings. The foregoing resulted in net earnings of $9.0 million for the three months ended December 31, 2012, an increase of 3.3%, as compared to $8.7 million during the three months ended December 31, 2011.  For the nine months ended December 31, 2012, net earnings were $27.1 million, an increase of 39.1%, as compared to $19.5 million during the nine months ended December 31, 2011.

Basic and fully diluted earnings per common share were $1.11 for the three months ended December 31, 2012, as compared to $1.08 and $1.07, for the three months ended December 31, 2011. Basic and fully diluted earnings per common share were $3.42 and $3.38, respectively, for the nine months ended December 31, 2012, as compared to $2.33 and $2.31, for the nine months ended December 31, 2011.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended December 31, 2012 were 7,843,153. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended December 31, 2011 were 7,818,666 and 7,898,041, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the nine months ended December 31, 2012 were 7,778,174 and 7,867,982, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the nine months ended December 31, 2011 were 8,092,404 and 8,184,382, respectively.

We calculate our earnings per share using the two-class method and corrected our reported earnings per share for the three and nine months ended December 31, 2011 to conform to the current presentation. Basic and diluted earnings per share for the three months ended December 31, 2011 decreased by $0.04 and $0.03, respectively. Basic and diluted earnings per share for the nine months ended December 31, 2011 decreased by $0.08 and $0.04, respectively. The weighted average shares outstanding for the three and nine months ended December 31, 2011 used to calculate diluted earnings per common share decreased by 72 thousand and 108 thousand, respectively. See Note 9, “Earnings per Share” for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations, and borrowings, both non-recourse and recourse. We have used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of equipment for lease, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock. In December, our Board of Directors declared and paid a special cash dividend of $2.50 per common share.

Our subsidiary ePlus Technology, inc., part of our technology sales business segment, finances its operations with funds generated from operations, and with a credit facility with GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at December 31, 2012 or March 31, 2012, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

Our working capital generally fluctuates as a result of changes in demand for our products and services; however, specific changes in certain elements of working capital may not coincide with changes in other elements of our financial statements. For example, our accounts receivable balance may change by more or less than the change in our revenues, as there are variables impacting accounts receivable that may not impact revenues, such as the amount of third party software assurance, maintenance and services billed, which are presented in revenues on a net basis, or significant changes in our deferred revenues. More specifically, our accounts receivable balance increased by $50.3 million, or 29.3%, from December 31, 2011, despite the 8% increase in our revenues during the quarter.  In addition, our deferred revenue increased by $34.6 million from December 31, 2011.  The increase in accounts receivable and deferred revenue was due to several advanced integration projects that were billed and deferred as of quarter-end as they were not scheduled to be completed until after December 31, 2012. Our deferred costs and accounts payable – trade also increased from December 31, 2011 as a result of these projects.  The changes in these accounts did not impact our operating cash flows and is not the result of changes in payment terms or slowed collections from our customers.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine months ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$13,784	$(24,503)
Net cash used in investing activities	(933)	(5,305)
Net cash (used in) provided by financing activities	(4,477)	8,108
Effect of exchange rate changes on cash	1	(1)
Net increase (decrease) in cash and cash equivalents	$8,375	$(21,701)

Net cash provided by (used in) operating activities. Cash provided by operating activities totaled $13.8 million during the nine months ended December 31, 2012, compared to cash used in operations of $24.5 million during the same period last year. Cash provided during the nine months ended December 31, 2012 resulted primarily from net earnings of $27.1 million, increases accounts payable – trade and salaries and commissions payable, deferred revenue, accrued expenses and other liabilities of $35.4 million and net changes in our investments in direct financing and sales-type leases of $11.2 million, which was due to an increase in leases sold during the quarter which was in excess of investments in leases. In the prior year we had net cash used of $12.7 million related to investments in direct financing and sales-type leases as our investments made during that period exceeded the amount of leases sold. Offsetting the increases during the nine months ended December 31, 2012 were net changes in accounts receivable of $47.1 million and deferred costs and other assets of $34.0 million. During the quarter ended December 31, 2012, we entered into several advanced integration projects to sell third party products that were deferred as of December 31, 2012 as they were not scheduled to be completed until after December 31, 2012. This resulted in increases to deferred costs and other assets, deferred revenues and accrued expenses and other liabilities.

Net cash used in investing activities. Cash used in investing activities was $933 thousand during the nine months ended December 31, 2012 compared to cash used in investing activities of $5.3 million during the same period last year. Cash used in investing activities during the nine months ended December 31, 2012 was primarily driven by purchases of property, equipment and operating lease equipment of $12.6 million, partially offset by a decrease in short-term investments of $6.2 million and proceeds from notes receivable, (net of issuance and repayments) of $3.9 million.

Net cash (used in) provided by financing activities. Cash used in financing activities was $4.5 million during the nine months ended December 31, 2012 compared to cash provided by financing activities of $8.1 million during the same period last year. Cash used in financing activities during the nine months ended December 31, 2012 was primarily due to a special cash dividend payment of $20.1 million and a decrease in net borrowings on the floor plan facility of $4.2 million, partially offset by net borrowings of non-recourse and recourse notes payable of $19.6 million.

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

The non-GAAP financial measure for our cash flows from operating activities for the nine months ended December 31, 2012 and 2011 is as follows (in thousands):

	Nine months ended December 31,
	2012	2011
GAAP: net cash provided by (used in) operating activities	$13,784	$(24,503)
Principal payments from lessees directly to lenders	11,374	12,164
Non-GAAP: adjusted net cash provided by (used in) operating activities	$25,158	$(12,339)

The non-GAAP financial measure for our cash flows from financing activities for the nine months ended December 31, 2012 and 2011 is as follows (in thousands):

	Nine months ended December 31,
	2012	2011
GAAP: net cash (used in) provided by financing activities	$(4,477)	$8,108
Principal payments from lessees directly to lenders	(11,374)	(12,164)
Non-GAAP: adjusted net cash used in financing activities	$(15,851)	$(4,056)

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

The financing necessary to support our leasing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained mostly non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At December 31, 2012, our non-recourse notes payable portfolio increased 31.6% to $34.6 million, as compared to $26.3 million at March 31, 2012. Recourse notes payable declined to $1.5 million as of December 31, 2012 from $1.7 million as of March 31, 2012.

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

Credit Facility — Technology Business

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of December 31, 2012, the facility had an aggregate limit of the two components of $175.0 million with an accounts receivable sub-limit of $30.0 million. The credit facility with GECDF was amended and restated in July 2012 which increased the credit limit from $125 million to $175 million and modified the covenants, interest rate and other requirements within the facility.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2012. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc.  Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products, is in part financed through a floor plan component in which interest expense for the first thirty to sixty days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our unaudited condensed consolidated balance sheets, as they are normally repaid within the fifteen to sixty-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases we are able to pay invoices early and receive a discount, but if the fifteen to sixty-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2012	Balance as of December 31, 2012	Maximum Credit Limit at March 31, 2012	Balance as of March 31, 2012
$175,000	$81,748	$125,000	$85,911

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at December 31, 2012 or March 31, 2012, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which matured on October 26, 2012. This credit facility was renewed for two years effective October 27, 2012. The credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of December 31, 2012, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of December 31, 2012, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales forces. We may also start offices in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivables due from our customers. As a result, we may require additional financing to fund our strategy, implementation and potential future acquisitions, which may include additional debt and equity financing.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party.  Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Changes in interest rates may affect our ability to fund of transfer our financing arrangements if the rate rises above the fixed rate of the instrument. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of December 31, 2012, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2007 ePlus Group, inc. filed a suit in the United States District Court for the Western District of Michigan against The Huntington National Bank (“Huntington”). The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion, relating to our former customer, Cyberco Holdings, Inc, which was perpetrating a scam. Summary judgment was granted in favor of Huntington with regard to our claims in the suit. A final judgment was entered in February 2012, and in March 2012 we filed an appeal with the United States Court of Appeals for the Sixth Circuit, which held oral argument on January 24, 2013. While we believe we have a basis for these claims to recover certain of our losses related to Cyberco, we cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the trial court”) in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson appealed the trial court’s judgment, and we appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. On November 21, 2012 the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the trial court’s ruling precluding us from seeking monetary damages.  The Appeals Court also upheld a finding of infringement, as well as the injunction, and remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction. ePlus is seeking damages with respect to contempt of the injunction for the period dating back to May of 2011 when the injunction issued. That petition for contempt is currently before the trial court, and we expect a hearing in early April 2013. However, court calendars are inherently unpredictable, and we cannot predict when the trial court will issue a ruling.

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

Item 1A. Risk Factors

There have not been any material changes in the “Risk Factors” in Part I, Item IA of our 2012 Annual Report, except as updated in our subsequently filed Forms 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2012.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2012 through April 30, 2012	10,401	$29.47	10,401	436,044	(2)
May 1, 2012 through May 31, 2012	9,022	$29.45	9,022	427,022	(3)
June 1, 2012 through June 30, 2012	17,198	$33.57	-	427,022	(4)
July 1, 2012 through July 31, 2012	-	-	-	427,022	(5)
August 1, 2012 through August 31, 2012	11,609	$35.14	-	427,022	(6)
September 1, 2012 through September 15, 2012	-	-	-	427,022	(7)
September 16, 2012 through September 30, 2012	-	-	-	500,000	(8)
October 1, 2012 through October 31, 2012	-	-	-	500,000	(9)
November 1, 2012 through November 30, 2012	9,121	$36.36	-	500,000	(10)
December 1, 2012 through December 31, 2012	-	-	-	500,000	(11)

(1)	All shares acquired were in open-market purchases, except for 37,928 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
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

(9)
The share purchase authorization in place for the month ended October 31, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2012, the remaining authorized shares to be purchased were 500,000.

(10)
The share purchase authorization in place for the month ended November 30, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2012, the remaining authorized shares to be purchased were 500,000.

(11)
The share purchase authorization in place for the month ended December 31, 2012 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2012, the remaining authorized shares to be purchased were 500,000.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 10, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	2008 Non-Employee Director Long-Term Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.0	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: February 8, 2013	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2013	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)