Form 10-K
period 2013-03-31
EPLUS INC
filed 2013-06-06
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2012 was $160,444,431. The outstanding number of shares of common stock of ePlus as of May 31, 2013, was 8,150,418.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company's definitive Proxy Statement relating to its 2013 annual meeting of shareholders ( the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2013 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end to which this report relates.

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,” “expect,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
we  offer a comprehensive set of solutions— the integrating information technology (IT) hardware  sales, third-party software assurance and maintenance, professional services, proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:

o	managing a diverse product set of solutions in highly competitive markets with a small number of key of vendors;
o	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	integrating with external IT systems, including those of our customers and vendors;
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations;
•	our dependence on key personnel, and our ability to hire and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property rights and, when appropriate, license required technology;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry and/or rapid changes in product offerings;
•	our ability to secure our electronic and other confidential information;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain non-recourse financing for our transactions;
•	future growth rates in our core businesses;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors;
•	our ability to successfully integrate acquired businesses;
•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	reduction of manufacturer incentives provided to us;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and other regulations; and
•
significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

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

Our operations are conducted through two business segments. Our technology segment includes sales of information technology hardware, third-party software, professional engineering services, and third-party maintenance contracts and our proprietary software to commercial, government, and government-oriented entities.  Our financing segment consists of the financing of equipment, software and related services to commercial, government, and government-oriented entities. See Note 14, “Segment Reporting” in the consolidated financial statements included elsewhere in this report.

ePlus inc. does not engage in any business other than serving as the parent holding company for the following operating companies:

Technology

•	ePlus Technology, inc.;
•	ePlus Systems, inc.;
•	ePlus Content Services, inc.;
•	ePlus Document Systems, inc.; and
•	ePlus Technology Services, inc.

 Financing

•	ePlus Group, inc.;
•	ePlus Government, inc.;
•	ePlus Canada Company;
•	ePlus Capital, inc.;
•	ePlus Jamaica, inc.; and
•	ePlus Iceland, inc.

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

OUR BUSINESS

Our primary focus is to deliver advanced technology and cloud-enablement solutions. We have evolved our offerings by continued investment to expand our professional and managed services, expanding our relationships with key vendors and broadening our vendor partnerships to capture opportunities in emerging technologies and developing proprietary software. Our current offerings include:

Technology Segment

•	direct marketing of information technology equipment, third-party software; and third-party maintenance and services;
•	professional services;
•
proprietary software, including order-entry and order-management software (OneSource®), procurement, asset management, document management and distribution software, and electronic catalog content management software and services; and

Financing Segment

•	leasing, and business process services to facilitate the acquisition and management of capital assets..

We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 22 years and have been licensing our proprietary software for more than 13 years. We currently derive the majority of our revenues from sales of Information Technology (“IT”) products and providing general and advanced professional services through our technology segment, which was approximately 96% of total revenue for the year ended March 31, 2013, and leasing and financing services through our financing segment, which was approximately 4% of total revenue for the year ended March 31, 2013. Sales to Verizon Communications, Inc. for the year ended March 31, 2013, represented approximately 14% of our total revenues. No customers accounted for more than 10% of our total revenues for the years ended March 31, 2012 and 2011. Our technology and finance segments represented approximately 79% and 21%, respectively, of our consolidated earnings before taxes ("segment earnings"). Our sales are generated primarily by our direct sales force, inside sales representatives, and business development associates through telemarketing to our customers, which include commercial accounts; federal, state and local governments and agencies; hospitals and other healthcare providers; K-12 schools; higher education institutions, and other not-for-profit and social institutions. We utilize our vendor relationships to generate new business by introducing customers to new products through various demand generation campaigns and co-sponsored events. We also lease and finance equipment purchased by our customers, and supply software and services directly and through relationships with vendors and equipment manufacturers.

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

The key elements of our business are:

 Technology Segment

•
Direct IT Sales: We are a direct marketer and authorized reseller of leading IT products including Cisco Systems, Hewlett Packard, VMWare, NetApp, EMC, Citrix, Apple, Dell, and Microsoft, via our direct sales force and web-based ordering solution, OneSource®. These products consist of hardware, software, software assurance and maintenance contracts.

•
Advanced Technology Solutions: We provide an array of solutions focused in the areas of data center, storage, security, cloud enablement, and IT infrastructure. Within these areas we have engineering expertise in Internet telephony and Internet communications, collaboration, cloud computing, virtual desktop infrastructure, network design and implementation, storage, security, virtualization, business continuity, visual communications, audio/visual technologies, maintenance, and implementation services to support our customer base as part of our consolidated service offering.

•
Proprietary Software: We offer proprietary software for enterprise supply management, which can be used as a stand-alone solution or be integrated as a component of a bundled solution. These include eProcurement, spend management, asset management, document management, and product content management software. These systems can be installed behind our customers’ firewall or operated as a service hosted by us.

Our line of proprietary software products is called OneSource® and consists of the following products:

•	Onesource®IT, online web based software portal for customers purchasing IT equipment, software, and services from us;
•	OneSource®IT+, an online web based software portable for customers purchasing IT products from other suppliers and/or from us;
•	OneSource® Procurement, a complete web-based software to facilitate procurement of any type of assets;
•	OneSource® Asset Management, a software platform for managing and tracking corporate assets including hardware maintenance contracts;
•	OneSource® Supplier Portal, a software application for catalog and content management used by customers and suppliers; and
•	OneSource® DigitalPaper, a document management software application.

Financing Segment

•
Leasing, Lease and Asset Management, and Lifecycle Management. We offer a wide range of leasing and financing options for IT products including both hardware and software and other capital assets (including medical equipment). These offerings include operating and direct finance leases as well as payment plans. We also provide lease process automation, disposal of end-of-life assets, and lifecycle management.

Our proprietary software and associated business process services allow us to better support and retain our customers in our technology and finance businesses. We have developed and acquired these products and services to distinguish us from our competition by providing a comprehensive offering to customers.

Our primary target customers are middle-market companies with annual revenues between $20 million and $2.5 billion and larger companies in the United States of America. We have over 2,300 active customers. We believe there are more than 50,000 target customers in this market.

INDUSTRY BACKGROUND

In the current marketplace, we believe demand for IT equipment, services, and financing is driven by the following industry trends:

•
In recent years, the economy of the United States has partially recovered from the downturn resulting from the financial crisis which began in 2008, however, there is continuing economic weakness in geographic regions and markets, and widespread uncertainty resulting from the U.S. government’s sequestration, the debt crisis in certain countries in the European Union. This uncertainty or actual occurrence of an economic downturn could cause our current and potential customers to once again delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, a reoccurrence of the economic downturn may adversely affect our access to additional capital.

•
We believe that customers are continuing to focus on cost savings initiatives by utilizing technologies such as virtualization, cloud and mobile computing, and we continue to provide these and other advanced technology solutions to meet these needs.

•
We believe customers are focused on all aspects of cyber security, including intellectual property, data and business processes. A well-designed security program can protect the organization with perimeter security, access control, authentication, data integrity and confidentiality. We offer security services that enhance our customers’ security programs, from their data centers to end-user mobile devices. These comprehensive and complex solutions may include consulting, hardware, software, and implementation, and ongoing maintenance and monitoring. We have continued to focus our resources in these areas to meet expected customer demand.

•
We believe that customers are seeking to reduce the number of vendors they do business with for the purpose of improving internal efficiencies, enhancing accountability and improving supplier management practices, and reducing costs. We have continued to enhance our relationships with premier manufacturers and gained the engineering and sales certifications required to provide the most desired technologies for our customers. In addition, we continue to enhance our automated business processes and utilize our proprietary software as our OneSource® family of solutions, to make transacting business with us more efficient and cost effective for our customers. We introduced OneSource® IT as a portal for customers purchasing from us, and OneSource® IT+, to improve internal business process efficiencies for customers ordering from us and multiple suppliers. OneSource® IT+ is positioned to help our customers and prospects reduce the number of suppliers they purchase from, eliminate multiple and unique ordering processes, provide a consolidated view of IT purchases, consolidate invoice and payable processing and reduce the complexities of IT spending through multiple suppliers.

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

•
We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of IT products and services with the added competitive advantage of our proprietary software. In addition, our ability to provide financing for capital assets to our customers and our lifecycle management solutions provides an additional benefit and differentiator in the marketplace. While purchasing decisions will continue to be influenced by product selection and availability, price, and convenience, we believe that our comprehensive set of solutions is a differentiator that businesses seek to reduce the total cost of ownership.

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

We believe that we offer enhanced solution capabilities, broader product selection and availability, competitive prices, and greater purchasing convenience as compared to many of our competitors. In addition, our dedicated account executives offer the necessary support functions (e.g., software, purchases on credit terms, leasing, and efficient return processes) that many of our competitors do not usually provide. We believe that we are one of the few companies in the United States that offers, as a principal, a comprehensive solution, which can include eProcurement, leasing, advanced technology solutions, IT fulfillment, and end-to-end asset management services.

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

In the software market, there are a number of companies developing and marketing business-to-business electronic commerce solutions similar to ours and competitors are adapting their product offerings to a Software-As-A-Service (“SAAS”) platform. Some of these competitors and potential competitors include enterprise resource planning (“ERP”) system vendors and other major software vendors that are expected to sell their procurement and asset management products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes.

We believe that the principal competitive factors for success are scalability, functionality, ease-of-use, ease-of- implementation, ability to integrate with legacy systems, experience in business-to-business supply chain management, and knowledge of a business’ asset management needs. We believe we can compete favorably with our competitors in these areas within our framework that consists of our OneSource® family of software, ePlus Leasing®, strategic sourcing, and business process outsourcing.

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

STRATEGY

Our goal is to become a leading provider of bundled product and service solutions in the IT supply chain. The key elements of our strategy include the following:

•	grow profitably by selling additional products and services to our existing customer base;
•	expand geographically and build a national footprint to grow our customer base;
•	recruit, retain and develop employees;
•	expand our advanced technology solutions offerings; and
•	improve our internal operational efficiencies and effectiveness.

Grow Profitably By Selling Additional Products and Services to Our Existing Customer Base

We seek to become the primary provider of IT solutions for our customers by delivering excellent customer service, pricing, availability, and professional services in the most efficient manner. We continue to focus on improving our sales efficiency by providing on-going training, targeted incentive compensation, and implementing better automation processes to reduce costs and improve productivity. Our account executives are trained on our broad solutions capabilities and to sell in a consultative manner that increases the likelihood of cross-selling our solutions. We believe that our bundled offerings are an important differentiating factor from our competitors.

We created a software portal called OneSource®, which is an integrated order entry platform to enhance product sales, increase incremental sales, and reduce costs by eliminating touch-points for order automation. We further extended the OneSource® brand by creating two differentiated solutions: OneSource®IT, for purchasing from our catalog, and OneSource®IT+, for purchasing from ePlus and other technology vendors; both OneSource® and OneSource®IT+ are complementary applications offered to our customers. We continue to offer OneSource Procurement, OneSource®IT+, and OneSource Supplier Portal, a full suite of eProcurement, catalog content management, and spend analysis applications on an SAAS or enterprise basis.

We also have a group of experienced telesales professionals, engineers and inside sales representatives to support our outside sales reps. During fiscal year 2013, we further expanded the group, which included a second location and a new manager. This group is focused on marketing to existing and new customers primarily within the geographic reach of our existing service areas, supporting vendor demand generation campaigns, and marketing to specific vertical markets, such as healthcare.

Expand Geographically and Build a National Footprint

We intend to increase our direct sales and targeted marketing efforts in each of our geographic and vertical industry areas. We actively seek to acquire new account relationships through a new outbound telesales effort, face-to-face field sales, electronic commerce (especially OneSource®), leveraging our partnerships with manufacturers, and targeted direct marketing to increase awareness of our solutions. In particular, we are developing several industry market focuses, including healthcare, legal, and financial services. In addition to marketing to the private sector, we are expanding our public sector customers which include state, local and municipal governments, and educational institutions.

Recruit, Retain and Develop Employees

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to take advantage of hiring experienced sales people and engineers, and make strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully, evaluate and consider strategic hiring opportunities if and when they become available. During the fiscal year 2013, as part of our expansion strategy, our engineering and technical support staff grew from 226 to 267, while our sales force remained level only changing from 364 to 365 employees during the year.

Expanding Advanced Technology Solutions Offerings

We have focused on gaining engineering certifications and advanced professional services expertise in advanced technologies of strategic manufacturers, such as Cisco Systems, IBM, Hewlett Packard, NetApp, VMWare, EMC, and Oracle. We are especially focused on helping our customers develop their cloud capabilities including private, public, and hybrid infrastructures. We are actively working on virtual desktop infrastructure, unified communications, collaboration, networking, security, visual communications, audio/visual, storage, big-data, and managed services, that remain in high demand. In fiscal year 2012, we developed eCloud®, a comprehensive approach for customers who desire to utilize cloud computing. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional and national markets. This significantly increases direct and referral sales opportunities for our products and services, and allows us to achieve optimal pricing levels. Second, within our existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies.

Improve Operational Efficiencies

We continue to invest in our internal technology infrastructure and software platforms to optimize our operations, and to engage in process re-engineering efforts to become more streamlined and cost effective.

RESEARCH AND DEVELOPMENT

In the early 2000s we acquired our own proprietary software products and hired employees to help us maintain and continually develop our software. We expense software development costs as they are incurred until technological feasibility has been established. At such time, development costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2013, development costs of $351 thousand were capitalized and $92 thousand was amortized. For the year ended March 31, 2012, development costs of $116 thousand were capitalized and $148 thousand was amortized. For the year ended March 31, 2011, development costs of $343 thousand were capitalized and $162 thousand was amortized. We have other expenses relating to enhancements, upgrades, and other improvements which are not capitalized and are expensed as incurred. We have also outsourced certain programming tasks to an offshore software-development company to supplement our internal development support, and quality assurance resources. In addition, we continue to enhance our software and some or all of these costs may be considered period costs.

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

SALES AND MARKETING

We focus our sales and marketing efforts on lead generation activities and converting our existing customer base to our bundled solution set. The target market for our customer base is primarily middle market companies with annual revenues between $20 million and $2.5 billion and large companies. We believe there are over 50,000 potential customers in our target market and we currently have over 2,300 customers. We undertake direct marketing campaigns to target certain markets in conjunction with our primary manufacturer partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

Our sales representatives are compensated by a combination of salary and commission, with commission becoming the primary component of compensation as the sales representatives gain experience. To date, we acquired a majority of our customers through the efforts of our direct sales force. We market to different areas within a customer’s organization depending on the products or services. We also market to customers through our telesales group, which consists of experienced telesales sales professionals and engineers. This group is focused on marketing to existing and new customers primarily within the geographic reach of our existing service areas.

As of March 31, 2013, our sales force was organized regionally in 28 office locations throughout the United States. See Item 2, “Properties” of this Form 10-K for additional office location information. As of March 31, 2013, our sales organization included 365 sales, marketing, and sales support personnel.

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

For example, in the United States we have three patents generally directed to electronic sourcing systems and processes, six catalog management patents, three image transmission management patents, a patent for collaborative editing of electronic documents over a network, a hosted asset information management patent, and an eCatalog supplier portal patent, among others. We have counterparts of the electronic sourcing system patents in nine European forums and Japan, a counterpart of the image transmission management patents in six additional forums, and a counterpart for the collaborative editing of electronic documents patent has been issued in Canada.  The three electronic sourcing system patents are currently under reexamination at the U.S. Patent and Trademark Office (USPTO). We cannot provide an assessment of the likely outcome of the proceedings and it may take years before they reach their ultimate resolution. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation. Otherwise, two of the three electronic sourcing system patents are scheduled to expire in 2014, the remaining one will expire in 2017; the three image transmission patents are scheduled to expire in 2018; the earliest of the catalog management patents is scheduled to expire in 2024; and the patent for collaborative editing of electronic documents over a network is scheduled to expire in 2025, provided that all maintenance fees are paid in accordance with USPTO regulations.  We also have the following registered service/trademarks: ePlus®, eCloud ®, DirectSight®, Procure+®, Manage+®, ePlus Leasing®, Docpak®, Viewmark®, Digital Paper®, OneSource®, Content+®, eECM®, and ePlus Enterprise Cost Management®. In addition, we have over 20 registered copyrights and additional common-law trademarks and copyrights.

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

IT Sales and Professional Services. We are an authorized reseller of, or have the right to resell products and services from, over 1,000 manufacturers. These products include hardware, software, software assurance, professional services, and maintenance contracts. Our most important manufacturer relationships include Cisco Systems, Hewlett Packard, NetApp, VMWare, EMC, Microsoft and Oracle. Tech Data and Ingram Micro, Inc. are the largest distributors we utilize. Generally, manufacturers require us to obtain and hold various technical and sales related certifications that authorize us to market their products and enable us to provide advanced professional services. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort. Using the distribution systems available, we usually sell products that are shipped from the manufacturers or distributors directly to our customer's location, which allows us to keep our inventory of any product and shipping expenses to a minimum. The products we sell typically have payment terms ranging from payment in advance, by credit card, due upon delivery, or 30 days to pay, depending on the customer’s credit and payment structure.

We also provide a range of professional services to help our customers improve productivity, profitability and revenue growth while reducing operating costs. We provide data center solutions, network services, security and wireless solutions, managed IT services, staff augmentation services, service and desktop support, Microsoft solutions and project management. Our services include the following:

•	Data center solutions that enable customers to streamline operations, reduce complexity and costs, and simplify vendor management;
•	Network services that aim to improve network performance for our customers;
•	Security and wireless services, which are tailored for each organization to help safeguard its IT infrastructure with security and wireless solutions;
•	Managed IT services to enable customers to reduce costs and burdens of their day-to-day IT tasks while monitoring availability, reliability and performance;
•
Staff augmentation services that provide customers with flexible headcount options while allowing them to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help;

•	Server and desktop support provides outsourcing services to respond to our customers’ business demands while minimizing overhead;
•	Professional services for a full range of Microsoft solutions;
•	Business intelligence and data management services to help customers effectively use critical business information by enabling companies to aggregate, normalize, cleanse and analyze their data; and
•	Project management services to enhance productivity and collaboration.

Leasing and Financing. Our leasing and financing transactions generally fall into two categories: direct financing and operating leases. Direct financing leases transfer substantially all of the benefits and risks of equipment ownership to the customer. Operating leases consist of all other leases that do not meet the criteria to be direct financing leases. Our lease transactions include leases and installment sales or conditional sales contracts with corporations, non-profit entities and municipal and federal government contractors. A large part of our lease transactions are net leases with a specified non-cancelable lease term and a fixed amount of rent. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. Government leases are typically subject to annual funding by the governmental entity. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes.

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

When desirable, we manage our risk in assets by selling leased assets, including the residual portion of leases, to third parties rather than owning them. For certain transactions, we may act as an intermediary and obtain commitments for these asset sales before we consummate the lease. We also use agency purchase orders to procure equipment for lease to our customers as an agent, not a principal, and otherwise take measures to minimize our inventory. When our technology segment is the supplier under a lease, we maintain the risk from procurement. Additionally, we use fixed-rate funding and issue proposals that adjust for material adverse interest rate movements as well as material adverse changes to the financial condition of the customer.

We have an executive management review process and other internal controls in place to evaluate the transactions’ potential risk. Our lease and sale contracts are reviewed by senior management for pricing, structure, documentation, and credit quality. Due, in part, to our strategy of focusing on certain equipment categories, we have product knowledge, historical remarketing information and experience with many of the items that we lease, sell, and service. We rely on our experience or outside opinions to set and adjust our sale prices, lease rate factors, and residual values.

Default and Loss Experience. During the fiscal year ended March 31, 2013, we reduced our reserves for credit losses by $333 thousand, and incurred actual credit losses of $144 thousand. During the fiscal year ended March 31, 2012, we added $3.2 million to our reserves for credit losses, incurred actual credit losses of $378 thousand and had recoveries of $1 thousand. A significant portion of the increase in reserves for credit losses of approximately $2.9 million was related to a specific customer, which filed for bankruptcy in May 2012. During the fiscal year ended March 31, 2011, we added $85 thousand to our reserves for credit losses, incurred actual credit losses of $911 thousand and had recoveries of $12 thousand.

EMPLOYEES

As of March 31, 2013, we employed 890 full-time and 14 part-time employees. These 890 employees operated through 28 office locations, including our principal executive offices and regional sales offices. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

Number of
Employees
Sales and Marketing	365
Technical Support	267
Administration	174
Software and Implementations	75
Executive Management	9
890

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

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2013. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Phillip G. Norton	68	Director, Chairman of the Board of Directors, President and Chief Executive Officer

Bruce M. Bowen	61	Director and Executive Vice President

Elaine D. Marion	45	Chief Financial Officer

Mark P. Marron	51	Chief Operating Officer

Steven J. Mencarini	57	Senior Vice President of Business Operations

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

Mark P. Marron joined our subsidiary ePlus Technology, inc. in 2005 as Senior Vice President of Sales. On April 22, 2010 he was appointed as Chief Operating Officer of ePlus inc. and President of ePlus Technology, inc. Prior to joining us, from 2001 to 2005 Mr. Marron served as senior vice president of worldwide sales of NetIQ. Prior to joining NetIQ, Mr. Marron served as general manager of worldwide channel sales for Computer Associates International Inc. Mr. Marron holds a Bachelor’s of Science degree in Computer Science from Montclair State University.

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

General Economic Weakness May Harm Our Operating Results and Financial Condition

Our results of operations are dependent, to a large extent, upon the state of the economy. Economic weakness and uncertainty may result, in the future, in decreased revenue, gross margin, and earnings or growth rates. Continued adverse economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. In addition, many state and municipal governments including public education who are our customers are experiencing financial difficulties which are causing budget shortfalls and could result in decreased demand for our products and services. If there are significant reductions in funding by the federal government to state and municipal governments, demand for our products and services may be adversely effected. As a result, our revenues could decrease and reserves for our credit losses and write-offs of accounts receivable may increase.

We Depend on Having Creditworthy Customers to Avoid an Adverse Impact on Our Operating Results and Financial Condition

Our financing and technology segments require sufficient amounts of debt and equity capital to fund our equipment purchases. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, we may find it difficult to continue to obtain the required capital for our business, and our operating results and financial condition may be harmed. In addition to the impact on our ability to attract capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, operating results and financial condition. We are also subject to changes, if any, in our lenders’ willingness to provide financing for different, particularly lower, credit quality lessees.

As of March 31, 2013, 2012 and 2011, we had reserves for credit losses of $5.1 million, $5.6 million and $2.8 million, respectively. The reserve for credit losses as of March 31, 2013 and 2012 included a specific reserve of $2.8 million and $2.9 million, respectively, due to a customer that had filed for bankruptcy in May 2012.

If We Do Not Reserve Adequately for Our Credit Losses Our Earnings May be Adversely Affected

Our reserve for credit losses reflects management’s judgment of the potential loss from our accounts and notes receivable and minimum lease payments associated with our investments in direct finance and sales-type leases. We base our judgment on the nature and financial characteristics of our obligors, general economic conditions and our bad debt experience. We also consider delinquency rates and the value of the collateral underlying the finance receivables. We cannot be certain that our reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If our reserves for credit losses are not adequate, our business, operating results and financial condition may suffer.

Costs to Protect Our Intellectual Property May Affect Our Earnings

The legal and associated costs to protect our intellectual property may significantly increase our expenses and have a material adverse effect on our operating results. We may deem it necessary to protect our intellectual property rights and significant expenses could be incurred with no certainty of the results of these potential actions. Costs relative to lawsuits are usually expensed in the periods incurred and there is no certainty in recouping any of the amounts expended regardless of the outcome of any action. We incurred $3.3 million, $6.0 million, and $10.5 million in legal and other fees during the years ended March 31, 2013, 2012, and 2011, respectively, related to protecting our intellectual property.

We May Experience A Reduction in Incentives Offered to Us by Our Vendors That Would Affect Our Earnings

We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs, shared marketing expense programs and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that has an adverse effect on us. Vendor funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives, particularly related to incentive programs with our largest partners, including Cisco Systems and Hewlett Packard, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes could have a material adverse effect on our business, results of operations and financial condition.

For the fiscal year ended March 31, 2013, vendor incentives earned decreased slightly as a percent of our consolidated sales of product and services. More specifically, the change in the amounts of vendor incentives earned during the fiscal year ended March 31, 2013 resulted in a 0.1% decrease in gross margin for products and services. The change in the amount of vendor incentives earned during the fiscal year ended March 31, 2012 resulted in a decrease to our gross margins for products and services of 0.3%; the change in incentives resulted in an increase in gross margins 0.4% for the fiscal year ended March 31, 2011.

If We Lost Several of Our Larger Customers Our Earnings May be Affected

The contracts for the provision of products from us to our customers are generally non-exclusive agreements without volume purchase commitments that are terminable by either party upon 30 days’ notice. Either the loss of our largest customer or several of our other larger customers, or the failure of such customers to pay amounts due to us, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows.

For the year ended March 31, 2013, sales to a large telecommunications company were approximately 14% of total revenues, all of which related to our technology segment. No customer accounted for more than 10% of our revenues for the years ended March 31, 2012 and 2011.

Changes in Accounting Rules May Adversely Affect Our Future Financial Results

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. Products and services, and the manner in which they are bundled, are technologically complex and the characterization of these product and services require judgment in order to apply revenue recognition policies. Mischaracterization of these products and services could result in misapplication of revenue recognition polices. Future periodic assessments required by current or new accounting standards may result in noncash changes and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence our customers’ decision to purchase from us or finance transactions with us, which could have a significant adverse effect on our financial position or results of operations.

We May Be Required to Take Additional Impairment Charges for Goodwill or Other Intangible Assets Related to Acquisitions

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

Under the applicable accounting principles, goodwill is not amortized and is carried on our books at its original value, subject to annual review and evaluation for impairment, whereas intangible assets are amortized over the life of the asset. Changes in the business itself, the economic environment (including business valuation levels and trends), or the legislative or regulatory environment may trigger a review and evaluation of our goodwill and intangible assets for potential impairment outside of the normal review periods. These changes may adversely affect either the fair value of the business or the fair value of our individual reporting units and we may be required to take an impairment charge.

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2013, we had goodwill and other intangible assets of $33.0 million.

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

We Depend on Third-Party Companies to Perform Some of Our Obligations to Our Customers, Which if Not Performed Could Cause Significant Disruption to Our Business

We rely on arrangements with third parties to perform certain services for our customers, which, if not performed in accordance with the terms of the agreement, could result in significant disruptions or costs to our organization, including damaging customer relationships, if these third parties do not meet their obligations or maintain adequate service levels.

We rely on arrangements with independent shipping companies, such as FedEx and United Parcel Service, for the delivery of our products from us and our vendors to our customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security.

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

Changes in the IT Industry and/or Rapid Changes in Product Standards May Result in Reduced Demand for the IT Hardware, Software and Services We Sell

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades or methods of distribution. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. Sales of product and services can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our total revenues, if we fail to react in a timely manner to such changes.

We Rely on Inventory and Accounts Receivable Financing Arrangements for Working Capital and Our Accounts Payable Processing

The loss of the technology segment’s credit facility could have a material adverse effect on our future results as we rely on this facility and its components for daily working capital and the operational function of our accounts payable process. Our credit agreement contains various covenants that must be met each quarter. There can be no assurance that we will continue to meet those covenants and failure to do so may limit availability of, or cause us to lose, such financing. There can be no assurance that such financing will continue to be available to us in the future on acceptable terms.

We May Not Adequately Protect Ourselves Through Our Contract Vehicles or Insurance Policies

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, human resources and subcontractors, related claims, patent and product liability, and financing activities. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders have, in the past, brought suit when the underlying transaction turns out poorly for the lenders. We have vigorously defended such cases in the past and will do so in the future, however, we are subject to such suits and the cost of defending such suits due to the nature of our business.

We Rely on a Small Number of Key Vendors and Do Not Have Long-term Supply or Guaranteed Price Agreements or Assurance of Stock Availability with Our Vendors

A substantial portion of our sales of product and services are dependent on a small number of key manufacturers including Cisco Systems and Hewlett Packard. Products manufactured by Cisco Systems represented approximately 48%, 45% and 40% of our total sales of product and services for the years ended March 31, 2013, 2012 and 2011, respectively. Products manufactured by Hewlett Packard represented approximately 11%, 15% and 19% of our total sales of product and services for the years ended March 31, 2013, 2012 and 2011, respectively.

Our industry frequently experiences periods of product shortages from our vendors as a result of our vendors’ difficulties in projecting demand for certain product sold by us, additional trade law provisions or regulations, additional duties, tariffs or other charges on imports or exports, natural disasters affecting our suppliers’ facilities, and significant labor disputes. As we do not stock inventory that is not related to an order we have received from our customer, we are dependent upon the supply of products available from our vendors in order to fulfill orders from our customers on a timely basis.

The loss of a key vendor or manufacturer or changes in its policies could adversely impact our financial results. In addition, violation of a contract that results in either the termination of our ability to sell the product or a decrease in our certification level with the manufacturer could adversely impact our financial results.

Our Officers and Directors Own a Significant Amount of Our Common Stock and May be Able to Exert a Significant Influence over Corporate Matters

Our officers and directors beneficially own, in the aggregate, approximately 52.2% of our outstanding common stock as of March 31, 2013. As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of ePlus and consequently could affect the market price of our common stock.

We May Not Be Able to Hire and/or Retain Personnel That We Need to Succeed

To increase market awareness and sales of our offerings, we may need to expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical support. For example, our sales and engineering candidates must have highly technical hardware and software knowledge in order to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and technical personnel fluctuates depending on market conditions and we may not be able to hire or retain sufficient numbers of such personnel to maintain and grow our business. Increasingly, our competitors are requiring their employees to agree to non-compete and non-solicitation agreements as part of their employment, and this could make it more difficult for us to hire those persons.

We Face Substantial Competition From Larger Companies As Well As Our Manufacturers and Financial Partners

In our technology segment, manufacturers may choose to market their products directly to end-users, rather than through resellers such as our company, and this could adversely affect our future sales. In addition, a reduction in the amount of credit granted to us by our vendors and financial partners could increase our need for and cost of working capital and have a material adverse effect on our business, results of operations and financial condition. Many competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than us and, therefore, current gross margins may not be maintainable. In addition, we do not have guaranteed sales volume commitments from our customers and, therefore, our sales volume may be volatile.

In our financing segment, we face competition from many sources including much larger companies with greater financial resources. Our competition may originate from manufacturers of the products we lease or financial partners who choose to market directly to customers through the manufacturers’ captive leasing organization or large financial institutions such as banks with substantially lower cost of funds. Our competition may lower lease rates in order to increase market share.

We Face Risks of Claims From Third Parties for Intellectual Property Infringement That Could Harm Our Business

We may be subject to claims on our products and services or products that we resell infringe on the intellectual property rights of third parties. The manufacturer of certain products or services we resell, may not provide us with indemnification for infringement. However, our customers may seek indemnification from us. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We may not be able to obtain such licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services.

We May be Liable for Misappropriation of Our Customers’ Corporate Information

The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive corporate information or private personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business.

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ information such as credit card information, or such information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts we may enter, or if we give third parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, the Federal Trade Commission and state agencies have been investigating various companies regarding whether they misused or inadequately secured personal information regarding consumers. We could incur additional expenses if new laws or regulations regarding the use of sensitive information are introduced or if government agencies investigate our privacy practices.

We seek to rely on encryption and authentication technology to provide the security and authentication necessary to effect secure online transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of our security practices we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could cause us to incur significant expense to investigate and respond to a security breach and correct any problems caused by any breach, subject us to liability, damage our reputation and diminish the value of our brand-name.

We May Not Have Designed Our Information Technology Systems to Support Our Business without Failure

We are dependent upon the reliability of our information, telecommunication and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. Interruption or poor design of our information systems, Internet or telecommunications systems could have a material adverse effect on our business, financial condition, cash flows or results of operations.

If We Fail to Integrate Acquisitions, Our Profitability May Be Adversely Affected

Our ability to successfully integrate the operations we acquire, to reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our gross margins and return on investment. In addition, we may acquire entities with unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as may be required by law.

If We Are Unable to Protect Our Intellectual Property, Our Business May Suffer

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trademark, patent and trade secret laws and contractual provisions with our customers, subcontractors and employees to protect our proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business and operating results. Our means of protecting our intellectual property rights may not be adequate.

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

The Trend of Increasing Costs to Provide Health Care and Other Benefits to Employees May Continue.

We provide health care and other benefits to our employees and their families. For many years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, our cost to provide such benefits could increase, adversely impacting our profitability. Changes to health care regulations in the U.S. may also increase our cost of providing such benefits.

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

In the software market, there are a number of companies developing and marketing business-to-business electronic commerce solutions similar to ours, and competitors are adapting their product offerings to a SAAS platform. Some of these competitors and potential competitors include ERP system vendors and other major software vendors that are expected to sell their procurement and asset management products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We may not be able to compete successfully against current or future competitors, and competitive pressures faced by us may harm our business, operating results or financial condition. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes.

In all of our markets, some of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current competitors may have, and potential competitors may have, greater name recognition and engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers, and adopt more aggressive pricing policies than we do.

We expect to incur significant sales and marketing, and general and administrative expenses in connection with the development of these areas of our business; however, we may not be successful in achieving revenue growth. These expected expenses may have a material adverse effect on our future operating results as a whole.

If Our Proprietary Software Products Contain Defects, Our Business Could Suffer

Products as complex as those used to provide our electronic commerce solutions often contain unknown and undetected errors or performance problems. We may have serious defects immediately following introduction of new products or enhancements to existing products. Undetected errors or performance problems may not be discovered in the future and errors considered by us to be minor may be considered serious by our customers. In addition, our customers may experience a loss in connectivity by our SAAS solution as a result of a power loss at our data center, Internet interruption or defects in our software. This could result in lost revenues, delays in customer acceptance or unforeseen liabilities that would be detrimental to our reputation and to our business.

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

Our Earnings May Fluctuate, Which Could Adversely Affect the Price of Our Common Stock

Our earnings are susceptible to fluctuations for a number of reasons, including, but not limited to, the risk factors discussed above. In the event our revenues or net earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 31, 2013, we operated from 28 office locations, and a number of home or site based offices. Our total leased square footage as of March 31, 2013, was approximately 194 thousand square feet for which we incurred rent expense of approximately $238 thousand per month. Some of our companies operate in shared office space to improve sales, marketing and cost efficiency. Some sales and technical service personnel operate from either residential offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of employees as of March 31, 2013, the square footage and the general office functions.

Location	Company	Employees	Square Footage	Function

Herndon, VA	ePlus Group, inc. ePlus Technology, inc. ePlus Government, inc. ePlus Document Systems, inc.	289	55,880	Corporate and subsidiary headquarters, sales office, technical support and warehouse
Sterling, VA	ePlus Technology, inc.	2	12,859	Warehouse
Richmond, VA	ePlus Technology, inc.	14	4,194	Sales office and technical support
Columbia, MD	ePlus Technology, inc.	16	3,589	Sales office and technical support
Pittsford, NY	ePlus Systems, inc.	9	2,577	Sales office and technical development
Hauppauge, NY	ePlus Technology, inc.	27	8,370	Sales office, technical support and warehouse
New York City, NY	ePlus Technology, inc.	26	6,278	Sales office and technical support
Newtown, PA	ePlus Technology, inc.	16	3,784	Sales office and technical support
Pottstown, PA	ePlus Technology, inc.	75	16,300	Sales office, technical support and warehouse
Avon, CT	ePlus Systems, inc.	13	2,345	Sales office and technical development
Westwood, MA	ePlus Technology, inc.	27	4,012	Sales office and technical support
Bedford, NH	ePlus Technology, inc.	16	6,508	Sales office and technical support
Mt. Laurel, NJ	ePlus Technology, inc.	17	3,435	Sales office and technical support
Charlotte, NC	ePlus Technology, inc.	6	2,098	Sales office and technical support
Raleigh, NC	ePlus Technology, inc.	26	7,199	Sales office-shared, technical support and warehouse
Wilmington, NC	ePlus Technology, inc.	13	4,000	Sales office-shared, technical support and warehouse
Elgin, IL	ePlus Technology, inc.	11	4,303	Sales office and technical support
Irvine, CA	ePlus Technology, inc.	33	8,982	Sales office, technical support and warehouse
Sunnyvale, CA	ePlus Technology, inc.	48	11,200	Sales office, technical support and warehouse
Colorado Springs, CO	ePlus Technology, inc.	16	3,984	Sales office and technical support
Austin, TX	ePlus Technology, inc.	15	3,190	Sales office and technical support
Dallas, TX	ePlus Technology, inc.	8	3,153	Sales office and technical support
Houston, TX	ePlus Technology, inc.	16	9,813	Sales office-shared, technical support and warehouse
Other Office Location		10	6,104	Sales offices and technical support
Home Office/Customer Site		141	-
Total		890	194,157

Our largest office location is in Herndon, VA, which has a lease expiration date of December 31, 2014.

ITEM 3.	LEGAL PROCEEDINGS

In June 2007 ePlus Group, inc. filed a suit in the United States District Court for the Western District of Michigan against The Huntington National Bank (“Huntington”). The complaint alleges counts of aiding and abetting fraud, aiding and abetting conversion, and statutory conversion, relating to our former customer, Cyberco Holdings, Inc, which was perpetrating a scam. Summary judgment was granted in favor of Huntington with regard to our claims in the suit. A final judgment was entered in February 2012. We filed an appeal with the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”), and on April 8, 2013, the Sixth Circuit affirmed the grant of summary judgment. On May 30, 2013, the Sixth Circuit denied our petition for rehearing.

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the trial court”) in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson appealed the trial court’s judgment, and we appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the trial court’s ruling precluding us from seeking monetary damages. The Appeals Court also upheld a finding of infringement, as well as the injunction, and remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction.  On January 29, 2013, the Appeals Court denied our petition for rehearing of certain elements of its opinion. ePlus is seeking damages with respect to contempt of the injunction for the period dating back to May of 2011, when the injunction was issued. A hearing and oral argument on that petition for contempt were held in April 2013. However, court calendars are inherently unpredictable, and we cannot predict when the trial court will issue a ruling.

We may be or become party to various legal proceedings arising in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, and claims related to alleged violations of laws and regulations. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At March 31, 2013, our common stock traded on The NASDAQ Global Select Market under the symbol “PLUS.”  Prior to January 3, 2012, the shares of common stock traded on NASDAQ Global Market. The following table sets forth the range of high and low closing prices for our common stock during each quarter of the two fiscal years ended March 31, 2013 and 2012.

Quarter Ended	High	Low

Fiscal Year 2013
March 31, 2013	$48.84	$42.82
December 31, 2012	$42.54	$35.46
September 30, 2012	$39.28	$31.00
June 30, 2012	$33.58	$29.13

Fiscal Year 2012
March 31, 2012	$33.95	$26.44
December 31, 2011	$28.81	$23.24
September 30, 2011	$27.94	$22.36
June 30, 2011	$28.19	$23.06

On May 31, 2013, the closing price of our common stock was $49.73 per share. On May 31, 2013, there were 183 shareholders of record of our common stock. We believe there are approximately 1,900 beneficial holders of our common stock.

DIVIDEND POLICIES AND RESTRICTIONS

Holders of our common stock are entitled to dividends if and when declared by our Board out of funds legally available. Generally we have retained our earnings for use in the business. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

During the year ended March 31, 2013, our Board approved a one-time special cash dividend of $2.50 per share, which was paid December 26, 2012 to shareholders of record as of the close of business on December 17, 2012.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2013.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2012 through April 30, 2012	10,401	$29.47	10,401	436,044	(2)
May 1, 2012 through May 31, 2012	9,022	$29.45	9,022	427,022	(3)
June 1, 2012 through June 30, 2012	17,198	$33.57	-	427,022	(4)
July 1, 2012 through July 31, 2012	-	-	-	427,022	(5)
August 1, 2012 through August 31, 2012	11,609	$35.14	-	427,022	(6)
September 1, 2012 through September 15, 2012	-	-	-	427,022	(7)
September 16, 2012 through September 30, 2012	-	-	-	500,000	(8)
October 1, 2012 through October 31, 2012	-	-	-	500,000	(9)
November 1, 2012 through November 30, 2012	9,121	$36.36	-	500,000	(10)
December 1, 2012 through December 31, 2012	-	-	-	500,000	(11)
January 1, 2013 through January 31, 2013	-	-	-	500,000	(12)
February 1, 2013 through February 28, 2013	-	-	-	500,000	(13)
March 1, 2013 through March 31, 2013	-	-	-	500,000	(14)

(1)	All shares acquired were in open-market purchases, except for 37,928 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
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

(12)
The share purchase authorization in place for the month ended January 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of January 31, 2013, the remaining authorized shares to be purchased were 500,000.

(13)
The share purchase authorization in place for the month ended February 28, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of February 28, 2013, the remaining authorized shares to be purchased were 500,000.

(14)
The share purchase authorization in place for the month ended March 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of March 31, 2013, the remaining authorized shares to be purchased were 500,000.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 10, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes, which are included elsewhere in this Form 10-K.

The selected consolidated statement of operations data for the years ended March 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of March 31, 2013 and 2012 presented below was derived from our audited consolidated financial statements, which are included elsewhere herein.

	For the years ended March 31,
	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)
	(in thousands, except per share data)
Sales of product and services	$936,228	$784,951	$672,303	$499,359	$523,750
Total revenues	$983,112	$825,581	$718,515	$550,612	$581,863

Cost of sales, product and services	$767,447	$645,558	$551,860	$410,880	$436,244
Total costs and expenses	$924,367	$786,007	$677,947	$529,530	$559,815

Earnings before provision for income taxes	$58,745	$39,574	$40,568	$21,082	$22,048
Net earnings	$34,830	$23,367	$23,727	$12,745	$12,829

Net earnings per common share - basic	$4.37	$2.82	$2.83	$1.53	$1.56
Net earnings per common share - diluted	$4.32	$2.79	$2.78	$1.49	$1.51
Dividend per common share	$2.50	$-	$-	$-	$-

	As of March 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash and cash equivalents	$52,720	$33,778	$75,756	$85,077	$107,788
Short-term investments	$982	$7,396	$-	$-	$-
Accounts receivable—net	$192,254	$174,599	$121,771	$108,752	$82,734
Investment in leases and leased equipment—net	$90,710	$115,974	$117,667	$152,912	$118,615
Total assets	$437,872	$433,688	$389,191	$405,246	$363,487

Non-recourse and recourse notes payable	$41,739	$28,055	$29,592	$53,679	$85,079
Total liabilities	$199,640	$214,061	$177,214	$220,140	$189,400
Total stockholders' equity	$238,232	$219,627	$211,977	$185,106	$174,087

(1)
Our financial results were corrected to present our earnings per share using the two-class method. Basic earnings per share decreased by $0.10, $0.06, and $0.01 for the years ended March 31, 2012, 2011, and 2010, respectively. Diluted earnings per share decreased by $0.05, $0.04, $0.01and $0.01 for the years ended March 31, 2012, 2011, 2010, and 2009, respectively.

Our sales of product and services are affected by our customers’ investment in technology products and related services, which in turn, are driven by the general economic conditions and our customers’ business outlook. Although sales increased during the year ended March 31, 2013, there is no guarantee that the trend will continue. Our gross margins are driven by the mix of products and service sales and incentives received from manufacturers and/or distributors. During recent years, we gradually reduced our non-recourse and recourse notes payable balance as we invested our cash in the lease portfolio to increase our overall returns. However, our investment in leases and leased equipment has decreased primarily due to sales of leases.

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

EXECUTIVE OVERVIEW

Business Description

ePlus and its consolidated subsidiaries provide leading IT products and services, flexible leasing solutions, and enterprise supply management to enable our customers to optimize their IT infrastructure and supply chain processes. Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two segments: technology and financing segment.

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

During the year ended March 31, 2013, total revenue increased 19.1% to $983.1 million and total costs and expenses increased 17.6% to $924.4 million. We believe that our growth outpaced the overall industry due to a gain in market share as we captured additional customer spend, and focused on faster growing segments within the market, such as virtualization, collaboration, and security. In addition, we added new customers both as a result of our own organic sales and marketing efforts as well as through increased vendor referrals. Net earnings increased 49.1% to $34.8 million, as compared to the prior fiscal year. Diluted earnings per share increased 54.8% to $4.32 per share for the year ended March 31, 2013 compared to $2.79 per share for the prior year. Gross margin for product and services was 18.0% during the year ended March 31, 2013 compared to 17.8% during the year ended March 31, 2012. Our gross margin on sales of product and services increased due to an improvement in margins from the sale of third-party products, as well as increases in service revenues, which was offset by a decrease in the amount of vendor incentives earned.  For the years ended March 31, 2013 and 2012, we originated lease and financing volumes of $219.5 million and $162.3 million, respectively, which increased partly due to our participating in additional vendor financing transactions.

Cash and cash equivalents increased $18.9 million or 56.1% to $52.7 million at March 31, 2013 compared to March 31, 2012, which was partially offset by a reduction in short-term investments of $6.4 million to $1.0 million from $7.4 million as of March 31, 2012. During the year, we paid a special cash dividend of $2.50 per share, or $20.1 million, to shareholders of record as of the close of business on December 17, 2012, and repurchased 19,423 shares of our common stock for a total purchase price of $0.6 million. Our cash and short-term investments on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

Business Segment Overview

Technology Segment

The technology segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our consolidated statements of operations under sales of product and services and fee and other income. Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with our company, which stipulate the terms and conditions of the relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses.

A substantial portion of our sales of product and services are from sales of Cisco Systems and Hewlett Packard products, which represent approximately 48% and 11% of sales of product and services, respectively, for the year ended March 31, 2013 as compared to 45% and 15% of total revenues, respectively, for the year ended March 31, 2012, and 40% and 19% of total revenues, respectively, for the year ended March 31, 2011.

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

We endeavor to minimize the cost of sales in our technology segment through vendor consideration programs provided by manufacturers and other incentives provided by distributors. The programs we qualify for are generally set by our reseller authorization level with the manufacturer. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through sales volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our primary manufacturers:

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

We also generate revenue in our technology segment through hosting arrangements, sales of our Internet-based business-to-business supply chain management software, agent fees received from various manufacturers, support fees, warranty reimbursements, settlement fees related to disputes or litigation and interest income. Our revenues also include earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. These revenues are reflected on our consolidated statements of operations under fee and other income.

Financing Segment

The financing segment offers financing solutions to domestic governmental entities and corporations nationwide and in certain other countries. The financing segment derives revenue from leasing primarily IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under financing revenues on our consolidated statements of operations. The finance business also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services through notes receivable. These revenues are included in financing revenues on our consolidated statements of operations.

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

Our financing segment sells the equipment underlying a lease to the lessee or a third-party other than the lessee. These sales occur at the end of the lease term and revenues from the sales of such equipment are recognized at the date of sale. The net gain or loss on these transactions is presented within financing revenue in our consolidated statement of operations.

We also recognize revenue from events that occur after the initial sale of a financial asset and remarketing fees from our “off lease” equipment. These revenues are reflected in our consolidated statements of operations under fee and other income.

Fluctuations in Revenues

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, changes in vendor incentive programs, interest rate fluctuations, general economic conditions, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of a sale prior to the expiration of the lease term to the lessee or to a third-party or from other post-term events.

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

REVENUE RECOGNITION. The majority of our revenues are derived from the following sources: sales of third-party products, software, software assurance, maintenance and services; sales of our services and software, and financing revenues. The products and services we sell, and the manner in which they are bundled, are technologically complex and the characterization of these product and services require judgment in order to apply revenue recognition policies. For all these revenue sources, we determine whether we are the principal or agent in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based upon these revenue sources and the mischaracterization of these products and services could result in misapplication of revenue recognition polices.

Generally, sales of third-party products and software are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Using these tests, the vast majority of our sales are recognized upon delivery due to our sales terms with our customers and with our vendors. For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon an analysis of current quarter and historical delivery dates.

We sell software assurance, maintenance and service contracts where the services are performed by a third-party. Software assurance is a service that allows customers to upgrade at no additional cost to the latest technology if new applications are introduced during the period that the software assurance is in effect. As we enter into contracts with third-party service providers, we evaluate whether we are acting as a principal or agent in the transaction. We conclude that we are acting as an agent and recognize revenue on a net basis at the date of sale when we are not responsible for the day-to-day provision of services in these arrangements and our customers are aware that the third-party service provider will provide the services to them.

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

Financing revenues include income earned from investments in leases, leased equipment, and financed third-party software and services. We classify our investments in leases and leased equipment as either direct financing lease, sales-type lease, or operating lease, as appropriate. Revenue on direct financing and sales-type leases is deferred at the inception of the leases and is recognized over the term of the lease using the interest method. Revenue on operating leases is recorded on a straight line basis over the lease term. We classify third-party software and services that we finance for our customers as notes receivable and recognize interest income over the term of the arrangement using the effective interest method.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. We review our goodwill for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. As part of our annual assessment, we elected to bypass the qualitative assessment and estimated the fair values of our reporting units using the best information available, including prices for similar assets and liabilities and other valuation techniques.

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

The fair values of our reporting units significantly exceeded their respective carrying values as of October 1, 2012 and we concluded the recoverability of goodwill would not have been impacted by a 10% change in the fair values.

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

The reserve for credit losses for the fiscal years ended March 31, 2013 and 2012 included a specific reserve of $2.8 million and $2.9 million, respectively, due to one specific customer, which filed for bankruptcy in May 2012.

RESERVES FOR SALES RETURNS. Sales are reported net of returns and allowances, which are maintained at a level believed by management to be adequate to absorb potential returns of sales of product and services. Management’s determination of the adequacy of the reserve is based on an evaluation of historical sales returns and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of product sold.

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

Any premium over the fair value of assets acquired and liabilities assumed is recorded as goodwill. To the extent the purchase price is less than the fair value of assets acquired and liabilities assumed we recognize a gain in our statements of operations. The results of operations for an acquired company are included in our financial statements from the date of acquisition.

RESULTS OF OPERATIONS

The Year Ended March 31, 2013 Compared to the Year Ended March 31, 2012

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,

	2013	2012	Change
Sales of product and services	$936,228	$784,951	$151,277	19.3%
Fee and other income	6,949	7,455	(506)	(6.8%)
Total revenues	943,177	792,406	150,771	19.0%

Cost of sales, product and services	767,447	645,558	121,889	18.9%
Professional and other fees	9,638	10,283	(645)	(6.3%)
Salaries and benefits	100,447	88,321	12,126	13.7%
General and administrative expenses	19,028	16,627	2,401	14.4%
Interest and financing costs	89	93	(4)	(4.3%)
Total costs and expenses	896,649	760,882	135,767	17.8%
Segment earnings	$46,528	$31,524	$15,004	47.6%

Total revenue. Total revenues for the year ended March 31, 2013 increased by $150.8 million, or 19.0%, to $943.2 million due to increases in demand for product and services, particularly from Fortune 100 customers. We had year over year growth in our quarterly sales of product and services during the year ended March 31, 2013. We experienced sequential increases in quarterly sales of product and services during the first two quarters of 2013 and slight decreases during the third and fourth quarters. The sequential decrease in revenues over the last two quarters is primarily due to changes in customer demand. We have experienced sequential decreases in revenues between our third and fourth quarters as the IT spending cycle for many of our customers tend increase towards the end of their fiscal years. However, over the last several years, our revenues have increased on a year over year basis. The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
June 30, 2012	11.7%	38.4%
September 30, 2012	6.8%	29.3%
December 31, 2012	(8.8%)	7.4%
March 31, 2013	(1.9%)	6.6%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the years ended March 31, 2013 and 2012 were $76.8 million and $52.9 million, respectively. In addition, we had deferred revenue of $16.7 million at March 31, 2013, compared to $15.2 million at March 31, 2012.

Total costs and expenses. Total costs and expenses for the year ended March 31, 2013 increased $135.8 million or 17.8%, to $896.6 million due to increases in cost of sales, product and services, salaries and benefits and general and administrative expenses, partially offset by professional and other fees. The increase in cost of sales, product and services was consistent with the increase in sales of product and services. Our gross margin on the sale of product and services increased to 18.0% for the year ended March 31, 2013, from 17.8% in the prior year. Our gross margin increased due to an improvement in margins from the sale of product, as well as increases in service revenues, which were offset by a decrease as a percentage of sales in vendor incentives earned. The change in the amount of vendor incentives earned during the year ended March 31, 2013 resulted in a decrease of 0.1% of gross margin for product and services. There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Professional and other fees decreased $0.6 million, or 6.3%, to $9.6 million, compared to $10.3 million during the prior year. These decreases are primarily due to lower legal and other fees related to the patent infringement litigation, which were $3.3 million and $6.0 million for the years ended March 31, 2013 and 2012, respectively. These types of patent infringement cases are complex in nature, and are likely to have significant expenses associated with them. We cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution. These decreases are partially offset by increases in accounting and other professional fees of about $1.8 million.

Salaries and benefits increased $12.1 million or 13.7% to $100.4 million, compared to $88.3 million during the prior year. This increase was driven by increases in the number of employees and higher commissions. Our technology segment had 835 employees as of March 31, 2013, an increase of 58 from 777 at March 31, 2012. Most of the increase relates to sales and support personnel in order to expand our geographical presence and solutions offerings. In addition, commissions increased due to the increase in the sales of product and services during the fiscal year ended March 31, 2013.

General and administrative expenses increased $2.4 million, or 14.4%, to $19.0 million during the fiscal year ended March 31, 2013 compared to prior year, due to the higher travel and other expenses associated with the increase in sales and support personnel, and higher rent and amortization expenses related to acquisitions,.

Segment earnings. As a result of the foregoing, segment earnings increased $15.0 million, or 47.6%, to $46.5 million for the year ended March 31, 2013.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,

	2013	2012	Change
Financing revenue	$38,384	$30,899	$7,485	24.2%
Fee and other income	1,551	2,276	(725)	(31.9%)
Total revenues	39,935	33,175	6,760	20.4%

Direct lease costs	10,892	8,508	2,384	28.0%
Professional and other fees	3,460	1,461	1,999	136.8%
Salaries and benefits	10,516	9,947	569	5.7%
General and administrative expenses	1,071	3,872	(2,801)	(72.3%)
Interest and financing costs	1,779	1,337	442	33.1%
Total costs and expenses	27,718	25,125	2,593	10.3%
Segment earnings	$12,217	$8,050	$4,167	51.8%

Total revenues. Total revenues increased by $6.8 million, or 20.4%, to $39.9 million for the year ended March 31, 2013 due to an increase in financing revenue and partially offset by a reduction in fee and other income revenue.

Financing revenue generally falls into two categories: portfolio and transactional income. Portfolio income consists of earnings on notes receivable, direct financing leases, operating leases and other renewal rent, while transactional income consists of sales of financing receivables and leased equipment. For the year ended March 31, 2013, the increase in financing revenues was due to net gains associated with the early termination of certain lease agreements as well as increases in net gains on sales of financing receivables and leased equipment. For the years ended March 31, 2013 and 2012, we originated lease and financing volumes of $219.5 million and $162.3 million, respectively, which increased partly due to our participating in additional vendor financing transactions.  Our investments in notes and leases decreased as of March 31, 2013 to $122.6 million from $140.3 million in the prior year, which was due to sales of financing receivables during the year.

Total costs and expenses. Total costs and expenses increased $2.6 million, or 10.3% to $27.7 million. Direct lease costs increased $2.4 million, or 28.0%, to $10.9 million mostly due to increases in depreciation expense for equipment under operating leases and increases in amortization of capitalized costs from terminated leases. Professional and other fees increased by $2.0 million or 136.8% due largely to broker fees incurred in connection with the sale of a portion of our lease investment portfolio. Salary and benefits increased by $569 thousand, or 5.7% to $10.5 million due to higher commissions as a result of the increase in revenues during the period. Our financing segment employed 55 people as of March 31, 2013 down slightly from 56 people as of March 31, 2012.

General and administrative expenses decreased $2.8 million for the year ended March 31, 2013, as compared to the prior year, due to lower reserves for credit losses. Our provision for bad debts decreased due to a reserve of $2.9 million recognized in fiscal year 2012 due to a specific customer that declared bankruptcy.

Interest and financing costs increased $442 thousand or 33.1% to $1.8 million during the year ended March 31, 2013, as compared to $1.3 million during the prior year. This increase is primarily due to higher non-recourse note balances as well as lower interest rates. Non-recourse notes payable increased 52.9% to $40.3 million at March 31, 2013 as compared to $26.3 million at March 31, 2012; this was partially offset by the reduction of $243 thousand in recourse notes payable as of March 31, 2013, compared to $1.7 million in recourse notes payable as of March 31, 2012.

Segment earnings. As a result of the foregoing, segment earnings increased $4.2 million, or 51.8%, to $12.2 million for the year ended March 31, 2013.

Consolidated

Income taxes. Our provision for income taxes increased $7.7 million or 47.6% to $23.9 million for the year ended March 31, 2013. Our effective income tax rates for the years ended March 31, 2013 and 2012 were 40.7% and 41.0%, respectively. The decrease in effective income tax rate is primarily due to changes in state apportionment factors.

Net earnings. Net earnings were $34.8 million for the year ended March 31, 2013, an increase of 49.1% as compared to $23.4 million in the prior fiscal year.

Basic and fully diluted earnings per common share were $4.37 and $4.32, respectively, for the year ended March 31, 2013. Basic and fully diluted earnings per common share were $2.82 and $2.79, respectively, for the year ended March 31, 2012.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2013 were 7,809,938 and 7,902,871 and for the year ended March 31, 2012 were 8,002,191, and 8,095,192, respectively.

The Year Ended March 31, 2012 Compared to the Year Ended March 31, 2011

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,

	2012	2011	Change
Sales of product and services	$784,951	$672,303	$112,648	16.8%
Fee and other income	7,455	8,260	(805)	(9.7%)
Patent settlement income	-	125	(125)	(100.0%)
Total revenues	792,406	680,688	111,718	16.4%

Cost of sales, product and services	645,558	551,860	93,698	17.0%
Professional and other fees	10,283	14,014	(3,731)	(26.6%)
Salaries and benefits	88,321	74,706	13,615	18.2%
General and administrative expenses	16,627	13,220	3,407	25.8%
Interest and financing costs	93	84	9	10.7%
Total costs and expenses	760,882	653,884	106,998	16.4%
Segment earnings	$31,524	$26,804	$4,720	17.6%

Total revenues. Total revenues for the year ended March 31, 2012 increased by $111.7 million, or 16.4%, to $792.4 million, due to increased sales of product and services. In calendar year 2011, IT spending in most categories increased driven by the general economic recovery, the deferral of IT spending by many customers in prior years, and the investment in new technologies. As a result, demand for our product and services increased over the prior year. We had year over year growth in our quarterly sales of product and services during the year ended March 31, 2012. We experienced sequential increases in quarterly sales of product and services during the 2012 fiscal year, except for a slight decrease in the quarter ended March 31, 2012, as we had higher demand for our product and services during our second and third quarters. The sequential and year over year change in sales of product and services is summarized below:

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

Total costs and expenses. Total costs and expenses for the year ended March 31, 2012 increased $107.0 million or 16.4%, to $760.9 million due to increases in cost of sales, product and services, salaries and benefits and general and administrative expenses, partially offset by professional and other fees. The increase in cost of sales, product and services was consistent with the increase in sales of product and services. Our gross margin on the sale of product and services decreased to 17.8% for the year ended March 31, 2012, from 17.9% in the prior year. Our gross margin was affected by the mix between product and services, vendor incentives earned, and competitive pricing pressures. The change in the amount of vendor incentives earned during the year ended March 31, 2012 resulted in a 0.3% decrease in gross margin for product and services. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

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

Salaries and benefits increased $13.6 million or 18.2% to $88.3 million, compared to $74.7 million during the prior year. This increase was driven by increases in the number of employees and higher commissions. Our technology segment had 777 employees as of March 31, 2012, an increase of 115 from 662 at March 31, 2011. A total of 77 employees were added as a result of the three acquisitions we completed during the year, the remaining increase was due to organic growth. Most of the increase relates to sales, marketing and engineering personnel. We continue to invest in sales and support personnel through hiring and strategic acquisitions in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commissions increased due to the increase in the sales of product and services during the fiscal year ended March 31, 2012.

General and administrative expenses increased $3.4 million, or 25.8%, to $16.6 million during the fiscal year ended March 31, 2012 compared to prior year, due to the higher travel and other expenses associated with the increase in sales and support personnel, higher rent and depreciation expenses related to acquisitions.

Segment earnings. As a result of the foregoing, segment earnings increased $4.7 million, or 17.6%, to $31.5 million for the year ended March 31, 2012.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,

	2012	2011	Change
Financing revenue	$30,899	$35,367	$(4,468)	(12.6%)
Fee and other income	2,276	2,460	(184)	(7.5%)
Total revenues	33,175	37,827	(4,652)	(12.3%)

Direct lease costs	8,508	9,212	(704)	(7.6%)
Professional and other fees	1,461	1,369	92	6.7%
Salaries and benefits	9,947	9,541	406	4.3%
General and administrative	3,872	1,461	2,411	165.0%
Interest and financing costs	1,337	2,480	(1,143)	(46.1%)
Total costs and expenses	25,125	24,063	1,062	4.4%
Segment earnings	$8,050	$13,764	$(5,714)	(41.5%)

Total revenues. Total revenues decreased by $4.7 million, or 12.3%, to $33.2 million for the year ended March 31, 2012 due to a decrease in financing revenue and fee and other income revenue.

Financing revenue generally falls into two categories: portfolio income, which consists of earnings on notes, direct financing leases, operating leases and other renewal rent, and transactional income, which consists of sales of financing receivables and leased equipment. For the year ended March 31, 2012, financing revenue decreased $4.5 million, or 12.6%, due to a decrease in portfolio income of $2.7 million as a result of a decrease in our average investment in direct financing and sales-type leases during the year combined with a lower earnings rate on the portfolio. For the years ended March 31, 2012 and 2011, we originated $162.3 million and $135.5 million, respectively. Our investments in notes and leases increased as of March 31, 2012 to $140.3 million from $123.5 million in the prior year, which was due to additional investments made during the quarter ended March 31, 2012.

Total costs and expenses. Total costs and expenses increased $1.1 million, or 4.4%, primarily due to increases in general and administrative costs, which increased $2.4 million, or 165.1%, to $3.9 million. The increase in general and administrative costs is primarily due to an increase in our reserve for credit losses of $2.9 million of which a significant portion is due to a specific customer, which filed for bankruptcy in May 2012. Our financing segment employed 56 people as of March 31, 2012 which decreased from 63 people employed as of March 31, 2011.

Offsetting this increase was a decrease in interest and financing costs by $1.1 million or 46.1% to $1.3 million during the year ended March 31, 2012, as compared to $2.5 million during the prior year. This decrease is primarily due to lower non-recourse note balances as well as lower interest rates. Non-recourse notes payable decreased 11.0% to $26.3 million at March 31, 2012 as compared to $29.6 million at March 31, 2011; this was partially offset by the addition of $1.7 million in recourse notes payable as of March 31, 2012. There was no recourse notes payable as of March 31, 2011.

Segment earnings. As a result of the foregoing, segment earnings decreased $5.7 million, or 41.5%, to $8.1 million for the year ended March 31, 2012

Consolidated

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

Basic and fully diluted earnings per common share were $2.82 and $2.79, respectively, for the year ended March 31, 2012. Basic and fully diluted earnings per common share were $2.83 and $2.78, respectively, for the year ended March 31, 2011.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2012,were 8,002,191 and 8,095,192 and for the year ended March 31, 2011 were 8,200,557, and 8,352,921, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations, and borrowings, both non-recourse and recourse. We have used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of equipment for lease, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock. In December 2012, our Board of Directors declared and paid a special cash dividend of $2.50 per common share.

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Capital, Commercial Distribution Finance (“GECDF”), which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, ranging from 15 to 60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at March 31, 2013 or March 31, 2012, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

Most customer payments in our technology segment are remitted to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our operating account on a daily basis via a three-party lockbox agreement between us, GECDF and our bank. This agreement grants GECDF security interest in the lockbox accounts and the ability to route cleared funds from the accounts directly to GECDF to pay down the accounts receivable portion of the facility should we begin to carry a balance on the accounts receivable facility. We engage in this payment structure in order to minimize our interest expense and bank fees in connection with financing the operations of our technology segment.

We believe that cash on hand, and funds generated from operations, together with available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next twelve calendar months.

Our working capital generally fluctuates as a result of changes in demand for our products and services; however, specific changes in certain elements of working capital may not coincide with changes in other elements of our financial statements. For example, our accounts receivable balance may change by more or less than the change in our revenues, as there are variables impacting accounts receivable that may not impact revenues, such as the amount of third-party software assurance, maintenance and services invoiced, for which revenues are presented on a net basis, or significant changes in our deferred revenues. During the year ended March 31, 2013, the increases in accounts receivable, accounts payable – trade, and deferred revenues, were generally consistent with our increase in revenues. The increase in accounts receivables are not the result of changes in payment terms or slowed collections from our customers.

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

Cash Flows

 The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$41,270	$(21,596)	$(9,398)
Net cash used in investing activities	(12,658)	(38,223)	(11,100)
Net cash (used in) provided by financing activities	(9,667)	17,846	11,171
Effect of exchange rate changes on cash	(3)	(5)	6
Net increase (decrease) in cash and cash equivalents	$18,942	$(41,978)	$(9,321)

Cash flows from operating activities. Cash used in operating activities totaled $41.3 million in the year ended March 31, 2013, primarily due to an increase in net earnings to $34.8 million, a decrease in investment in direct financing and sale-type leases of $18.2 million, increase in depreciation and amortization expenses of $12.2 million, and decrease in inventories-net of $8.8 million. Partially offsetting the cash provided by operating activities are increase in accounts receivable-net of $17.8 million and decrease in accounts payable-equipment of $11.7 million.

Cash used in operating activities totaled $21.6 million in the year ended March 31, 2012, primarily due to an increase in accounts receivable of $50.4 million, increase inventories of $13.8 million and net investments in direct financing and sales-type leases of $12.1 million. In addition, salaries and commissions payable, accrued expenses and other liabilities also decreased by $10.5 million as we have less deferred revenue related to bundled hardware and services arrangement. These increases in cash used are due to a significant increase in sales over the previous fiscal year. Partially offsetting the cash used was a decrease in other assets of $20.1 million mainly due to lower deferred costs and prepaid taxes, and increases of accounts payable-equipment and accounts payable-trade of $9.7 million and $10.2 million, respectively, as a result of increased sales.

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

Cash flows from investing activities. Cash used in investing activities were $12.7 million during the year ended March 31, 2013, primarily due to cash used in purchases of property, equipment and operating lease equipment of $15.6 million and net issuance of notes receivable of $5.3 million, partially offset by net maturity of short-term investments of $6.4 million.

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

Cash used in investing activities were $11.1 million during the year ended March 31, 2011, primarily driven by purchases of property, equipment and operating lease equipment of $13.4 million, partially offset by proceeds from sale or disposal of operating lease equipment of $4.2 million.

Cash flows from financing activities. Cash used in financing activities was $9.7 million for the year ended March 31, 2013, mostly driven by dividends paid of $20.1 million and net repayments on floor plan facility of $19.7 million. This cash used is partially offset by net borrowings of non-recourse and recourse notes payable of $29.6 million. Cash provided by financing activities were $17.8 million and $11.2 million for the years ended March 31, 2012 and 2011, respectively, which was driven by borrowings of recourse and non-recourse notes payable and net borrowings from our floor plan facility.

Non-Cash Activities

We assign lease payments to third-party financial institutions, which are accounted for as non-recourse notes payable financing activities. As a condition to the assignment agreement, certain financial institutions may request that the lessee remit their lease payments to a trust; rather than to us, and the trust pays the financial institution. Alternatively, if the structure of the agreement does not require a trustee, the lessee will continue to make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either assignment structure is similar, in that the assigned lease receivable is paid by the lessee and remitted to the lender to pay down the corresponding non-recourse notes payable. However, these assignment structures are classified differently within our consolidated statements of cash flows. More specifically, we are required to exclude non-cash transactions from our consolidated statement of cash flows, so lease payments made by the lessee to the trust are excluded from our operating cash receipts and the corresponding repayment of the non-recourse notes payable from the trust to the third-party financial institution are excluded from our cash flows from financing activities. Given the assignment of lease payments is economically the same regardless of the structure of the payments, we evaluate our cash flows from operating and financing activities as if the assignments of lease payments have been structured without an intermediary.

The non-GAAP financial measure for our cash flows from operating activities for the years ended March 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
GAAP: net cash provided by (used in) operating activities	$41,270	$(21,596)	$(9,398)
Principal payments from lessees directly to lenders	15,872	15,671	27,397
Non-GAAP: adjusted net cash provided by (used in) operating activities	$57,142	$(5,925)	$17,999

The non-GAAP financial measure for our cash flows from financing activities for the years ended March 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
GAAP: net cash (used in) provided by financing activities	$(9,667)	$17,846	$11,171
Principal payments from lessees directly to lenders	(15,872)	(15,671)	(27,397)
Non-GAAP: adjusted net cash used in financing activities	$(25,539)	$2,175	$(16,226)

A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows of the company; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the financial measures in internal evaluation and management of our business. We believe that these measures and the information they provide are useful to investors because they permit investors to view our performance using the same tools that we use to evaluate our ongoing business performance. These measures should not be considered an alternative to measurements required by GAAP, such as net income and earnings per share. These non-GAAP measures are unlikely to be comparable to non-GAAP information provided by other companies.

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

When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We generally are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At March 31, 2013, our non-recourse notes payable portfolio increased 52.9% to $40.3 million, as compared to $26.3 million at March 31, 2012. Our recourse notes payable decreased by $243 thousand to $1.5 million in recourse notes payable as of March 31, 2013, compared to $1.7 million in recourse notes payable as of March 31, 2012.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of March 31, 2013, the facility had an aggregate limit of the two components of $175.0 million with an accounts receivable sub-limit of $30.0 million. The credit facility with GECDF was amended and restated in July 2012 which increased the credit limit from $125 million to $175 million and modified the covenants, interest rate and other requirements within the facility.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2013. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc.  Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The facility provided by GECDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date. We have delivered the annual audited financial statements for the year ended March 31, 2012, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products, is in part financed through a floor plan component in which interest expense for the first fifteen to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our consolidated balance sheets, as they are normally repaid within the fifteen to forty-five-day time frame and represent an assigned accounts payable originally generated with the manufacturer/distributor. If the payment is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2013	Balance as of March 31, 2013	Maximum Credit Limit at March 31, 2012	Balance as of March 31, 2012
$175,000	$66,251	$125,000	$85,911

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at March 31, 2013 or March 31, 2012, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

First Virginia Community Bank, (formerly 1st Commonwealth Bank of Virginia), provides us with a $0.5 million credit facility, which will mature on October 26, 2013. This credit facility is available for us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of March 31, 2013 and March 31, 2012, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2013 and March 31, 2012, we were not involved in any unconsolidated special purpose entity transactions.

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

Future Contractual Obligations

The impact that our contractual obligations as of March 31, 2013 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	1 year	Years 2 & 3	Years 4 & 5	More than 5 years

Recourse & non-recourse notes payable (1)	$41,739	$22,559	$13,516	$5,664	$-
Operating lease obligations (2)	6,809	3,347	2,818	644	-
Total	$48,548	$25,906	$16,334	$6,308	$-

(1)
Non-recourse notes payable obligations in which the specific lease receivable payments have been assigned to the lender.   Payments reflected principal amounts related to the recourse and non-recourse notes payable.

(2)	Rental and services obligations

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of March 31, 2013, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

Based on the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2013 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2013.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2013, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-3.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our directors may be found under the caption “Proposals – Proposal 1 – Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance, Related Person Transactions and Indemnification”, “Committees of the Board of Directors” and “Corporate Governance” is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the caption “Proposals – Proposal 3 – Ratification of the appointment of Deloitte and Touche LLP as our independent auditors for our fiscal year ending March 31, 2014” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report and incorporated herein by reference.

(a)(2) Financial Statement Schedule

See "Financial Statement Schedule II - Valuation and Qualifying Accounts" on page S-1.

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

10.3
Amendment No. 1 to Employment Agreement effective August 1, 2012 by and between ePlus inc. and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on August 3, 2012).

10.4	Employment Agreement effective August 1, 2012 between ePlus and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 3, 2012).

10.5	Employment Agreement effective August 1, 2012 between ePlus and Mark P. Marron (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 3, 2012).

10.6	Employment Agreement effective August 1, 2012 between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 3, 2012).

10.7	Employment Agreement effective August 1, 2012 between ePlus and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 3, 2012).

10.8	Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.9	2008 Non-Employee Director Long-Term Incentive Plan as amended (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, for the period ended December 31, 2012.

10.10	2008 Employee Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 19, 2008).

10.11	Form of Award Agreement – Incentive Stock Options (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 19, 2008).

10.12	Form of Award Agreement – Nonqualified Stock Options (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 19, 2008).

10.13	Form of Award Agreement – Restricted Stock Awards (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 19, 2008).

10.14	Form of Award Agreement – Restricted Stock Units (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 19, 2008).

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

10.18	ePlus inc. Supplemental Benefit Plan for Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).

10.19	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.20	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).

10.21	Form of Amendment to ePlus inc. Supplemental Benefit Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2008).

10.22	ePlus inc. Executive Incentive Plan effective April 1, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2011).

10.23	ePlus inc. 2012 Employee Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012).

10.24	Form of Award Agreement – Restricted Stock Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan)

10.25	Form of Award Agreement – Restricted Stock Unit Award Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan)

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

10.42
Amended and restated Business Financing Agreement dated July 23, 2012 between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K files on July 26, 2012).

10.43
Amended and Restated Agreement for Wholesale Financing dated July 23, 2012 between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K files on July 26, 2012).

10.44
Deed of Lease by and between ePlus inc. and Norton Building I, LLC dated as of December 23, 2004 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2004).

10.45	Amendment #1 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of July 1, 2007.

10.46
Amendment #2 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 18, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2009).

10.47
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
Date: June 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: June 5, 2013

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director and Executive
Vice President
Date: June 5, 2013

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 5, 2013

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: June 5, 2013

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: June 5, 2013

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: June 5, 2013

/s/ MILTON E. COOPER, JR.
By: Milton E. Cooper, Jr., Director
Date: June 5, 2013

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: June 5, 2013

/s/ JOHN CALLIES
By: John E. Callies, Director
Date: June 5, 2013

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia

June 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended March 31, 2013 of the Company and our report dated June 5, 2013 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

McLean, Virginia

June 5, 2013

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2013	March 31, 2012
ASSETS	(in thousands)

Cash and cash equivalents	$52,720	$33,778
Short-term investments	982	7,396
Accounts receivable—net	192,254	174,599
Notes receivable—net	31,893	24,337
Inventories—net	14,795	23,514
Investment in leases and leased equipment—net	90,710	115,974
Property and equipment—net	2,213	2,086
Deferred costs	10,234	9,391
Other assets	9,107	9,094
Goodwill and other intangible assets	32,964	33,519
TOTAL ASSETS	$437,872	$433,688

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$5,379	$17,268
Accounts payable—trade	31,331	26,719
Accounts payable—floor plan	66,251	85,911
Salaries and commissions payable	12,911	9,500
Deferred revenue	16,970	15,935
Accrued expenses and other liabilities	20,264	24,887
Recourse notes payable	1,484	1,727
Non-recourse notes payable	40,255	26,328
Deferred tax liability	4,795	5,786
Total Liabilities	199,640	214,061

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 12,899,386 issued and 8,149,706 outstanding at March 31, 2013 and 12,692,224 issued and 7,999,895 outstanding at March 31, 2012	129	127
Additional paid-in capital	99,641	93,545
Treasury stock, at cost, 4,749,680 and 4,692,329 shares, respectively	(67,306)	(65,416)
Retained earnings	205,358	190,906
Accumulated other comprehensive income—foreign currency translation adjustment	410	465
Total Stockholders' Equity	238,232	219,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$437,872	$433,688

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2013	2012	2011
	(amounts in thousands, except shares and per share data)

Sales of product and services	$936,228	$784,951	$672,303
Financing revenue	38,384	30,899	35,367
Fee and other income	8,500	9,731	10,720
Patent settlement income	-	-	125

TOTAL REVENUES	983,112	825,581	718,515

COSTS AND EXPENSES

Cost of sales, product and services	767,447	645,558	551,860
Direct lease costs	10,892	8,508	9,212
	778,339	654,066	561,072

Professional and other fees	13,098	11,744	15,383
Salaries and benefits	110,963	98,268	84,247
General and administrative expenses	20,099	20,499	14,681
Interest and financing costs	1,868	1,430	2,564
	146,028	131,941	116,875

TOTAL COSTS AND EXPENSES	924,367	786,007	677,947

EARNINGS BEFORE PROVISION FOR INCOME TAXES	58,745	39,574	40,568

PROVISION FOR INCOME TAXES	23,915	16,207	16,841

NET EARNINGS	$34,830	$23,367	$23,727

NET EARNINGS PER COMMON SHARE—BASIC	$4.37	$2.82	$2.83
NET EARNINGS PER COMMON SHARE—DILUTED	$4.32	$2.79	$2.78

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	7,809,938	8,002,191	8,200,577
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	7,902,871	8,095,192	8,352,921

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2013	2012	2011
	(in thousands)

NET EARNINGS	$34,830	$23,367	$23,727

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(55)	(54)	98
Other comprehensive (loss) income	(55)	(54)	98

TOTAL COMPREHENSIVE INCOME	$34,775	$23,313	$23,825

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2013	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$34,830	$23,367	$23,727

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	12,168	9,365	9,972
Reserves for credit losses, inventory obsolescence and sales returns	(192)	3,244	303
Share-based compensation expense	3,283	2,392	1,258
Excess tax benefit from exercise of stock options	(1,648)	(740)	(601)
Tax benefit of stock options exercised	-	-	761
Deferred taxes	(991)	1,413	2,424
Payments from lessees directly to lenders—operating leases	(5,567)	(4,371)	(5,184)
Gain on disposal of property, equipment and operating lease equipment	(946)	(1,303)	(1,038)
Gain on sale of notes receivable	(2,997)	(2,915)	-
Excess increase in cash value of life insurance	(107)	(160)	(69)
Other	15	(208)	-
Changes in:
Accounts receivable—net	(17,840)	(50,430)	(11,330)
Notes receivable	550	(4,969)	(3,871)
Inventories—net	8,764	(13,775)	118
Investment in direct financing and sale-type leases—net	18,213	(12,117)	13,544
Deferred costs, other intangible assets, and other assets	(479)	20,126	(10,951)
Accounts payable—equipment	(11,708)	9,735	(33,644)
Accounts payable—trade	4,568	10,218	(3,490)
Salaries and commissions payable, deferred revenue and accrued expenses and other liabilities	1,354	(10,468)	8,673
Net cash provided by (used in) operating activities	$41,270	$(21,596)	(9,398)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	$1,923	$2,176	$4,208
Purchases of property, equipment and operating lease equipment	(15,584)	(7,655)	(13,401)
Purchases of short-term investments	(1,233)	(7,396)	-
Maturities of short-term investments	7,647	-	-
Issuance of notes receivable	(87,859)	(65,678)	-
Repayments of notes receivable	26,913	16,713	-
Proceeds from sale or transfer of notes receivable	55,663	35,487	-
Premiums paid on life insurance	(128)	(65)	(146)
Cash used in acquisition, net of cash acquired	-	(11,805)	(1,761)
Net cash used in investing activities	$(12,658)	$(38,223)	$(11,100)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2013	2012	2011
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$32,746	$14,137	$9,192
Repayments of non-recourse and recourse notes payable	(3,105)	(3)	(5,881)
Repurchase of common stock	(1,890)	(19,418)	(2,652)
Dividends paid	(20,100)	-	-
Proceeds from issuance of capital stock through option exercise	1,167	623	3,679
Payments of contingent consideration	(473)	-	-
Excess tax benefit from share based compensation	1,648	740	601
Net (repayment) borrowings on floor plan facility	(19,660)	21,767	6,232
Net cash (used in) provided by financing activities	(9,667)	17,846	11,171

Effect of exchange rate changes on cash	(3)	(5)	6

Net Increase (Decrease) in Cash and Cash Equivalents	18,942	(41,978)	(9,321)

Cash and Cash Equivalents, Beginning of Period	33,778	75,756	85,077

Cash and Cash Equivalents, End of Period	$52,720	$33,778	$75,756

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26	$21	$27
Cash paid for income taxes	$24,200	$11,990	$15,220

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$138	$95	$49
Purchase of operating lease equipment included in accounts payable	$175	$-	$10
Sales of operating lease equipment included in accounts receivable	$34	$495	$-
Principal payments from lessees directly to lenders	$15,872	$15,671	$27,397
Vesting of share-based compensation	$4,648	$2,216	$1,239
Contingent consideration	$-	$1,500	$-
Dividends declared included in accrued expenses and other liabilities	$278	$-	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2010	8,123,508	$119	$84,100	$(43,346)	$143,812	$421	$185,106

Issuance of shares for option exercises and vesting of restricted shares	272,300	3	3,676	-	-	-	3,679
Excess tax benefit of share based compensation		-	761			-	761
Effect of share-based compensation, net of forfeitures	267,390	3	1,255	-	-	-	1,258
Purchase of treasury stock	(144,009)	-	-	(2,652)	-	-	(2,652)
Comprehensive income, net of tax:
Net earnings	-	-	-		23,727	-	23,727
Foreign currency translation adjustment (net of tax of $2)	-	-	-	-	-	98	98
Total comprehensive income							23,825

Balance, March 31, 2011	8,519,189	$125	$89,792	$(45,998)	$167,539	$519	$211,977

Issuance of shares for option exercises and vesting of restricted shares	83,900	1	621	-	-	-	622
Excess tax benefit of share based compensation	-	-	740	-	-	-	740
Effect of share-based compensation, net of forfeitures	151,505	1	2,392	-	-	-	2,393
Purchase of treasury stock	(754,699)	-	-	(19,418)	-	-	(19,418)
Net earnings	-	-	-	-	23,367	-	23,367
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-	(54)	(54)
Total comprehensive income							23,313

Balance, March 31, 2012	7,999,895	$127	$93,545	$(65,416)	$190,906	$465	$219,627

Issuance of shares for option exercises and vesting of restricted shares	105,000	1	1,166	-	-	-	1,167
Excess tax benefit of share based compensation	-	-	1,648	-	-	-	1,648
Effect of share-based compensation, net of forfeitures	102,162	1	3,282	-	-	-	3,283
Purchase of treasury stock	(57,351)	-	-	(1,890)	-	-	(1,890)
Dividends declared	-	-	-	-	(20,378)	-	(20,378)
Net earnings	-	-	-	-	34,830	-	34,830
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-	(55)	(55)
Total comprehensive income							34,775

Balance, March 31, 2013	8,149,706	$129	$99,641	$(67,306)	$205,358	$410	$238,232

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended March 31, 2013, 2012 and 2011

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.” The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired during fiscal years 2012 and 2011 are included in the consolidated financial statements from the dates of acquisition.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

REVENUE RECOGNITION — The majority of our revenues are derived from the following sources: sales of products, sales of third-party software, sales of services provided by us, sale of third-party maintenance and services, financing revenues and sales of our software. For all these revenue sources, we determine whether we are the principal or agent in accordance with Accounting Standards Codification (“Codification”) Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based upon these revenue sources.

Sales of Product and Services

Generally, sales of third-party product and software are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Using these tests, the vast majority of our product sales are recognized upon delivery due to our sales terms with our customers and with our vendors. For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon an analysis of current quarter and historical delivery dates.

We also sell services that we perform in conjunction with product sales, and recognize revenue for these sales in accordance with the guidance from Codification Topic Revenue Recognition, Subtopic Multiple Elements Arrangements. Accordingly, we recognize sales from delivered items only when:

•	the delivered services have value to the customer on a stand-alone basis; and
•	delivery of the undelivered service is probable and substantially under our control.

For these “bundled arrangements”, we allocate the total arrangement consideration to the deliverables based on an estimated selling price of our products and services. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies for providing customers with quotes, as well as historical gross margins for our products and services. Revenue from the sales of products is generally recognized upon delivery to the customers and revenue for the services is generally recognized when the services are complete, which normally occurs within 90 to 120 days after the products are delivered to the customer.

We sell software assurance, maintenance and service contracts where the services are performed by a third-party. Software assurance is a maintenance product that allows customers to upgrade at no additional cost to the latest technology if new applications are introduced during the period that the software assurance is in effect. As we enter into contracts with third-party service providers, we evaluate whether we are acting as a principal or agent in the transaction. As our customers are aware that the third-party service provider is to provide the services to them and that we are not responsible for the day-to-day provision of services in these arrangements, we concluded that we are acting as an agent and recognize revenue on a net basis at the date of sale. Under net sales recognition, the cost paid to the third-party service provider or vendor is recorded as a reduction to sales of product and services.

We present freight billed to our customers within sales of product and services, and the related freight charged to us within cost of sales, product and services.

Financing Revenue

We lease products to customers generally that are accounted for in accordance with Codification Topic, Leases. In connection with those leases, we may also finance third-party software and services for our customers, which are classified as notes receivable. The terms of the notes receivable are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.

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

Revenue on direct financing and sales-type leases is deferred at the inception of the leases and is recognized over the term of the lease using the interest method. Revenue from operating leases is recognized ratably on a straight line basis over the term of the lease agreement.

Codification Topic Transfers and Servicing, Subtopic Sales of Financial Assets, establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of notes receivable and direct finance and sales-type leases we make on a non-recourse basis meet the criteria for surrender of control set forth by this subtopic and have therefore been treated as sales in our financial results. We recognize a net gain on these transactions, which is included within financing revenue in our consolidated statements of operations.

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

Sales of Software

We recognize revenue for the licensing and hosting of our software in accordance with Codification Topic Software, Subtopic Revenue Recognition.   We recognize revenue when all the following criteria exist:

•	there is persuasive evidence that an arrangement exists;
•	delivery has occurred;
•	no significant obligations by us remain, which relate to services essential to the functionality of the software with regard to implementation;
•	the sales price is determinable; and
•	it is probable that collection will occur.

The majority of our agreements are fixed term license agreements and the revenue is recognized over the contract term.  Revenue from the sale of a perpetual license is recognized upon installation of the software. We recognize revenue from hosting our proprietary software for our customers over the contract term. Our hosting arrangements do not contain a contractual right to take possession of the software.  Revenue from sales of our software is derived by our technology segment and is included in fee and other income on our consolidated statements of operations.

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

•
Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to cost of sales, product and services on the consolidated statements of operations in accordance with Codification Topic Revenue Recognition, Subtopic Vendor's Accounting for Consideration Given to a Customer.

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

RESERVES FOR SALES RETURNS — Sales are reported net of allowances for returns which is maintained at a level believed by management to be adequate to absorb potential returns of sales of product and services in accordance with Codification Topic Revenue, Subtopic Product. Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns, current economic conditions, volume and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term U.S. treasury securities. There were no restrictions on the withdrawal of funds from our market accounts as of March 31, 2013 and March 31, 2012.

SHORT-TERM INVESTMENTS — We consider certificates of deposits with original maturities at the date of acquisition greater than 90 days but less than one year as short-term investments. Interest income is recognized when earned.

NOTES RECEIVABLE — We finance other assets for our customers including software and services, which are accounted for as notes receivable. Interest income is recognized using the effective interest method and reported within financing revenue in our consolidated statement of operations.

INVENTORIES — Inventories are stated at the lower of cost (weighted average basis) or market and are shown net of allowance for obsolescence of $125 thousand and $112 thousand as of March 31, 2013 and 2012, respectively.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We capitalize costs for the development of internal use software under the guidelines of Codification Topic Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. Software capitalized for internal use was $171 thousand and $600 thousand during the years ended March 31, 2013 and March 31, 2012, respectively, and is included in the accompanying consolidated balance sheets as a component of other assets. We had capitalized costs, net of amortization, of approximately $766 thousand and $791 thousand at March 31, 2013 and March 31, 2012, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with Codification Topic Software, Subtopic Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. We capitalized $351 thousand and $116 thousand for the years ended March 31, 2013 and March 31, 2012, respectively. We had $642 thousand and $382 thousand of capitalized costs, net of amortization, at March 31, 2013 and March 31, 2012, respectively, which is included within other assets in the accompanying balance sheets

GOODWILL AND INTANGIBLE ASSETS — Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. Goodwill is assigned to a reporting unit on the acquisition date. During the years ended March 31, 2012 and 2011, we made acquisitions for the Technology reporting unit and have assigned goodwill to the Technology reporting unit. We have four reporting units based on the nature of the products and services offered: financing, technology, software procurement, and software document management.

We review our goodwill for impairment annually in the third quarter of our fiscal year, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

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

IMPAIRMENT OF LONG-LIVED ASSETS —We review long-lived assets, including property and equipment, and other long term assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment losses were recorded in the years ended March 31, 2013, 2012 and 2011.

FAIR VALUE MEASUREMENT—We follow the guidance in Codification Topic Fair Value Measurements and Disclosures which governs fair value accounting for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be disclosed at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risk inherent in valuation techniques, transfer restrictions and credit risk. Topic Fair Value Measurements and Disclosures establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement as follows:

•	Level 1 – Observable inputs such as quoted prices for identical assets and liabilities in active markets;
•
Level 2 – Inputs other than quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value. Our goodwill is subjected to non-recurring fair value measurement. For financial instruments such as cash and cash equivalents, short-term investments, accounts receivables, notes receivable, accounts payable and accrued expenses and other liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying consolidated balance sheets. See Note 10, “Stockholders’ Equity” for additional information.

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

EARNINGS PER SHARE—Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could participate in our earnings, including incremental shares issuable upon the assumed exercise of “in-the-money” stock options and other common stock equivalents during each period, (further discussed in Note 9 – Earnings Per Share).

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

Any premium paid over the fair value of the net tangible and intangible assets of the acquired business is recorded as goodwill. We recognize a gain in our income statement to the extent the purchase price is less than the fair value of assets acquired and liabilities assumed. The results of operations for an acquired company are included in our financial statements from the date of acquisition.

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

A substantial portion of our sales of product and services are from sales of Cisco and Hewlett Packard products, which represented approximately 48% and 11%, respectively, of our technology segment sales of product and services for the year ended March 31, 2013, as compared to 45% and 15%, respectively, of our technology segment sales of product and services for the year ended March 31, 2012 and 40% and 19%, respectively, for the year ended March 31, 2011. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

For the year ended March 31, 2013, sales to a large telecommunications company were approximately 14% of total revenues, all of which related to our technology segment. No customer accounted for more than 10% of our revenues for the years ended March 31, 2012 and 2011.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In June 2011, the FASB issued ASU 2011-12, “Comprehensive Income” (ASU 2011-12), which amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU 2011-12 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this amendment on April 1, 2012, and are presenting our components of net income and other comprehensive income in two separate but consecutive financial statements.

2. INVESTMENTS IN LEASES AND LEASED EQUIPMENT—NET

Our investment in leases and leased equipment—net consists of the following (in thousands):

	March 31,	March 31,
	2013	2012
Investment in direct financing and sales-type leases—net	$66,243	$95,460
Investment in operating lease equipment—net	24,467	20,514
	$90,710	$115,974

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	March 31,	March 31,
	2013	2012
Minimum lease payments	$64,614	$99,747
Estimated unguaranteed residual value (1)	7,557	6,917
Initial direct costs, net of amortization (2)	684	797
Less: Unearned lease income	(5,767)	(10,665)
Less: Reserve for credit losses (3)	(845)	(1,336)
Investment in direct financing and sales-type leases—net	$66,243	$95,460

(1)
Includes estimated unguaranteed residual values of $3,361 thousand and $1,700 thousand as of March 31, 2013 and 2012, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.

(2)	Initial direct costs are shown net of amortization of $479 thousand and $512 thousand as of March 31, 2013 and 2012, respectively.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

 Future scheduled minimum lease payments as of March 31, 2013 are as follows (in thousands):

Year ending March 31, 2014	$30,877
2015	19,653
2016	10,905
2017	2,781
2018 and thereafter	398
Total	$64,614

Our net investment in direct financing and sales-type leases for certain lease agreements serves as collateral for non-recourse and recourse equipment notes. See Note 7, “Notes Payable and Credit Facility.”

We enter into agreements to sell the financing receivables associated with certain notes receivables and investments in direct financing leases, which are accounted for as sales under Codification Topic, Transfer and Servicing. We recognized a net gain for these sales of $7.1 million, $3.9 million and $2.2 million in financing revenues in the consolidated statement of operations for the years ended March 31, 2013, 2012 and 2011, respectively. Total proceeds from the sale of financing receivables were $142.3 million, $62.4 million and $63.6 million for the years ended March 31, 2013, 2012, and 2011, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	March 31,	March 31,
	2013	2012
Cost of equipment under operating leases	$46,106	$44,487
Less: Accumulated depreciation and amortization	(21,639)	(23,973)
Investment in operating lease equipment—net (1)	$24,467	$20,514

(1)	Includes estimated unguaranteed residual values of $7,763 thousand and $7,802 thousand as of March 31, 2013 and 2012, respectively.

Future scheduled minimum lease rental payments as of March 31, 2013 are as follows (in thousands):

Year ending March 31, 2014	$10,336
2015	6,149
2016	1,946
2017	149
2018 and thereafter	30
Total	$18,610

3. GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2013, we reclassified other intangible assets from other assets to goodwill and other intangible assets and conformed the presentation for the year ended March 31, 2012.

Our goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2013	March 31, 2012

Goodwill	$28,660	$28,444
Customer relationships	2,897	3,902
Capitalized software development	1,407	1,173
	$32,964	$33,519

GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	Financing Segment	Technology Segment
Reporting Units:	Financing	Technology	Software Procurement	Software Document Management	Total
Balance April 1, 2012
Goodwill	$4,029	$27,355	$4,644	$1,089	$37,117
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
	-	27,355	-	1,089	28,444

Purchase accounting adjustments	-	216	-	-	216

Balance March 31, 2013
Goodwill	4,029	27,571	4,644	1,089	37,333
Accumulated impairment losses	(4,029)	-	(4,644)	-	(8,673)
Goodwill - net balance March 31, 2013	$-	$27,571	$-	$1,089	$28,660

During the third quarter of fiscal 2013, we performed our annual impairment test of goodwill and concluded that the fair value of our Technology and Software Document Management reporting units were in excess of their respective book values. As part of our annual assessment, we elected to bypass the qualitative assessment and estimated the fair values of our reporting units using the best information available, including prices for similar assets and liabilities and other valuation techniques. We employed both the market approach and the income approach to determine fair value. The market approach measures the value of an entity through an analysis of recent sales or by comparison to comparable companies. The income approach measures the value of an entity by discounting expected future cash flows.

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

The fair value of our Technology and Software Document Management reporting units exceeded their respective carrying values as of October 1, 2012, and our conclusions regarding the recoverability of goodwill would not have been impacted by a 10% change in the fair values.

OTHER INTANGIBLE ASSETS

As of March 31, 2013 and 2012, our other intangible assets were $4.3 million and $5.1 million, respectively, which consist of customer relationships and capitalized software development costs.

The gross carrying amount and accumulated amortization of customer relationships were $6.5 million and $3.6 million, respectively, as of March 31, 2013, and $6.5 million and $2.6 million, respectively, as of March 31, 2012.  The gross carrying amount and accumulated amortization of capitalized software development costs were $1.8 million and $0.4 million, respectively, as of March 31, 2013 and $1.4 million and $0.2 million, respectively, as of March 31, 2012.  Customer relationships and capitalized software development costs are amortized over their estimated useful live, which is generally between 3 to 5 years.

Total amortization expense was $1.3 million, $0.5 million, and $138 thousand for the years ended March 31, 2013, 2012 and 2011, respectively. Amortization expense is estimated to be $1.3 million, $1.1 million, $1.1 million, $0.7 million, and $0.1 million for the years ended March 31, 2014, 2015, 2016, 2017 and 2018, respectively.

4. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the years ended March 31, 2013, 2012 and 2011 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2012	$1,307	$2,963	$1,336	$5,606
Provision for bad debts, net of recoveries	(19)	174	(488)	(333)
Write-offs and other	(141)	-	(3)	(144)
Balance March 31, 2013	$1,147	$3,137	$845	$5,129

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2011	$944	$94	$1,733	$2,771
Provision for bad debts, net of recoveries	739	2,869	(395)	3,213
Write-offs and other	(376)	-	(2)	(378)
Balance March 31, 2012	$1,307	$2,963	$1,336	$5,606

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2010	$1,580	$75	$1,930	$3,585
Provision for bad debts, net of recoveries	(252)	19	330	97
Write-offs and other	(384)	-	(527)	(911)
Balance March 31, 2011	$944	$94	$1,733	$2,771

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	March, 31, 2013		March 31, 2012
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$310	$747	$298	$1,314
Ending balance: individually evaluated for impairment	2,827	98	2,665	22
Ending balance	$3,137	$845	$2,963	$1,336

Minimum payments:
Ending balance: collectively evaluated for impairment	$31,793	$64,246	$22,944	$99,545
Ending balance: individually evaluated for impairment	3,237	368	4,356	202
Ending balance	$35,030	$64,614	$27,300	$99,747

The net credit exposure for the balance evaluated individually for impairment as of March 31, 2013 was $3.6 million, $3.4 million of which is related to one customer. During fiscal year 2012, we began selling and financing various products and services to a large law firm, which filed for bankruptcy in May 2012. As of March 31, 2013, we had $3.4 million of notes and lease-related receivables from this customer and total reserves for credit losses of $2.8 million, which represented our estimated probable loss. As of March 31, 2012, we had $4.2 million of notes receivables from this customer and total reserves for credit losses of $2.6 million. In addition to the notes receivable, there were accounts receivable for this customer of $0.9 million and a reserve for credit losses of $0.3 million as of March 31, 2012. Accordingly, the total receivables associated with this customer as of March 31, 2012 were $5.1 million and our estimated probable loss was $2.9 million. As of March 31, 2012, the notes and lease receivables associated with this customer were placed on non-accrual status.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of March 31, 2013 and 2012 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Notes Payable	Net Credit Exposure

March 31, 2013

High CQR	$454	$316	$28	$798	$322	$38,278	$39,398	$(2,777)	$(10,337)	$26,284
Average CQR	51	51	5	107	101	24,640	24,848	(1,596)	(7,857)	15,395
Low CQR	-	-	61	61	-	307	368	(39)	-	329
Total	505	367	94	966	423	63,225	64,614	(4,412)	(18,194)	42,008

March 31, 2012

High CQR	$1,767	$5	$72	$1,844	$977	$58,214	$61,035	$(4,541)	$(3,480)	$53,014
Average CQR	85	7	12	104	53	38,337	38,494	(4,445)	(15,109)	18,940
Low CQR	-	-	-	-	-	218	218	(16)	-	202
Total	$1,852	$12	$84	$1,948	$1,030	$96,769	$99,747	$(9,002)	$(18,589)	$72,156

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as March 31, 2013 and 2012 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Payments	Non-Recourse Notes Payable	Net Credit Exposure

March 31, 2013

High CQR	$1,342	$127	$832	$2,301	$3,450	$22,097	$27,848	$(5,621)	$22,227
Average CQR	1,379	-	-	1,379	-	2,566	3,945	(1,203)	2,742
Low CQR	-	-	726	726	-	2,511	3,237	-	3,237
Total	$2,721	$127	$1,558	$4,406	$3,450	$27,174	$35,030	$(6,824)	$28,206

March 31, 2012

High CQR	$-	$-	$-	$-	$2,661	$18,140	$20,801	$(292)	$20,509
Average CQR	-	-	-	-	29	2,113	2,142	(203)	1,939
Low CQR	-	-	86	86	387	3,884	4,357	-	4,357
Total	$-	$-	$86	$86	$3,077	$24,137	$27,300	$(495)	$26,805

We estimate losses on our net credit exposure to be between 0% - 5% for customers with high CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 50% - 100% for customers with low CQR, which includes customers in bankruptcy.

5. PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31,
	2013	2012
Furniture, fixtures and equipment	$9,274	$9,082
Vehicles	285	312
Capitalized software	4,149	5,199
Leasehold improvements	2,556	2,446
Total assets	16,264	17,039

Accumulated depreciation and amortization	(14,051)	(14,953)
Property and equipment - net	$2,213	$2,086

For the years ended March 31, 2013 and 2012, depreciation expense on property and equipment was $1,096 thousand and $967 thousand, respectively.

6. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2013	2012

Unbilled accounts receivable	$3,095	$4,304
Prepaid assets	2,667	2,215
Other	3,345	2,575
Total other assets	$9,107	$9,094

	March 31,
	2013	2012

Accrued expenses	$9,533	$15,386
Other	10,731	9,501
Total accrued expenses and other liabilities	$20,264	$24,887

Other assets include the cash surrender value of life insurance, escrow deposits, and equipment held for sale. Other liabilities include accrued taxes, deferred compensation, lease rental payments due to third parties, and contingent consideration related to an acquisition.

7. NOTES PAYABLE AND CREDIT FACILITY

Recourse and non-recourse obligations consist of the following (in thousands):

	March 31,
	2013	2012

Recourse note payable at 4.84% terminates on March 2, 2017	$1,484	$1,727

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 2.00% to 10.0% at March 31, 2013 and March 31, 2012	$40,255	$26,328

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 4.23% and 5.15%, as of March 31, 2013 and March 31, 2012, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse against the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $66.3 million and $85.9 million as of March 31, 2013 and 2012, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2012 and 2012. As of March 31, 2013, the facility agreement had an aggregate limit of the two components of $175 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent. The credit facility with GECDF was amended and restated in July 2012 which increased the credit limit from $125 million to $175 million and modified the covenants, interest rate and other requirements within the facility.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2013. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2012, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

We have an agreement with First Virginia Community Bank, (formerly 1st Commonwealth Bank of Virginia), to provide us with a $0.5 million credit facility, which matured October 26, 2012. This credit facility was renewed for two years effective October 27, 2012. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of March 31, 2013 and 2012, we had no outstanding balance on this credit facility.

Recourse and non-recourse notes payable as of March 31, 2013, mature as follows (in thousands):

	Recourse Notes	Non-Recourse
	Payable	Notes Payable

Year ending March 31, 2014	$390	$22,169
2015	390	13,126
2016	390	4,553
2017	314	401
2018 and thereafter	-	6
	$1,484	$40,255

8. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Annual rent expense relating to these operating leases was $3.5 million, $2.4 million, and $2.1 million for the years ended March 31, 2013, 2012 and 2011, respectively. As of March 31, 2013, the future minimum lease payments are due as follows (in thousands):

(in thousands)

Year ended March 31, 2014	$3,347
2015	1,974
2016	844
2017	439
2018 and thereafter	205
$6,809

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

On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson appealed the trial court’s judgment, and we appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages.  On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the trial court’s ruling precluding us from seeking monetary damages. The Appeals Court also upheld a finding of infringement, as well as the injunction, and remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction.  On January 29, 2013, the Appeals Court denied our petition for a rehearing relating to certain elements of its opinion. ePlus is seeking damages with respect to contempt of the injunction for the period dating back to May of 2011, when the injunction was issued. A hearing and oral argument on that petition for contempt were held in April 2013. However, court calendars are inherently unpredictable, and we cannot predict when the trial court will issue a ruling.

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

Other Matters

We may become party to various legal proceedings arising in the normal course of business, including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, and claims related to alleged violations of laws and regulations. We accrue for costs associated with these contingencies when a loss is probable and the amount is reasonably estimable.  Refer to Note 4, "Reserves for Credit Losses," for additional information regarding loss contingencies associated with our accounts, notes and lease-related receivables.

9. EARNINGS PER SHARE

During the preparation of the Form 10-Q for the three months ended December 31, 2012, we reviewed our restricted stock awards (“RSAs”) agreements and identified that certain RSAs issued contain non-forfeitable rights to dividends issued prior to vesting. As a result, those RSAs are considered participating securities which requires us to use the two-class method to compute basic and diluted earnings per shares. Accordingly, we have corrected our reported earnings per share for the corresponding periods. The weighted average shares outstanding for the fiscal years ended March 31, 2012 and 2011 used to calculate diluted earnings per common share decreased by 119 thousand and 70 thousand, respectively. Basic earnings per share for the fiscal years ended March 31, 2012 and 2011 decreased by $0.10 and $0.06, respectively. Diluted earnings per share for the fiscal years ended March 31, 2012 and 2011 decreased by $0.05 and $0.04, respectively.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2013, 2012, and 2011 (in thousands, except per share data).

	Year Ended March 31,
	2013	2012	2011
Basic and diluted shares outstanding
Weighted average shares outstanding — basic	7,810	8,002	8,201
Effect of dilutive shares	93	93	152
Weighted average shares outstanding — diluted	7,903	8,095	8,353

Calculation of earnings per share - basic
Net earnings	$34,830	$23,367	$23,727
Net earnings attributable to participating securities	668	764	524
Net earnings attributable to common shareholders	$34,162	$22,603	$23,203

Earnings per share - basic	$4.37	$2.82	$2.83

Calculation of earnings per share - diluted
Net earnings attributable to common shareholders— basic	$34,162	$22,603	$23,203
Add: undistributed earnings attributable to participating securities	4	8	9
Net earnings attributable to common shareholders— diluted	$34,166	$22,612	$23,213

Earnings per share - diluted	$4.32	$2.79	$2.78

All unexercised stock options were included in the computations of diluted earnings per common share for the years ended March 31, 2013, 2012 and 2011.

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

During the year ended March 31, 2013, we repurchased 19,423 shares of our outstanding common stock at an average cost of $29.46 per share for a total purchase price of $572 thousand. Since the inception of our initial repurchase program on September 20, 2001 to March 31, 2013, we have repurchased 4.7 million shares of our outstanding common stock at an average cost of $13.94 per share for a total purchase price of $65.3 million.

On December 4, 2012, our Board of Directors declared a special cash dividend on our common stock of $2.50 per share, which was paid to shareholders of record as of the close of business on December 17, 2012. The dividend was paid on December 26, 2012.

11. SHARE-BASED COMPENSATION

 Share-Based Plans

We have share-based awards outstanding under the following plans: (1) the Amended and Restated 1998 Stock Incentive Plan (the “Amended LTIP (2003)”), (2) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (3) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”). On September 13, 2012, our shareholders approved the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), which has no awards outstanding as of March 31, 2013. For the year ended March 31, 2013, awards were issued under the 2008 Non-Employee Director Long-Term Incentive Plan and the 2008 Employee Long-Term Incentive Plan. All the share-based plans defined fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Amended LTIP (2003)

Minor amendments were made to our 1998 Long-Term Incentive Plan (the “1998 Plan”) on April 1, April 17 and April 30, 2001. The amendments added provisions “to allow the Compensation Committee to delegate to a single board member the authority to make awards to non-Section 16 insiders, as a matter of convenience,” and to provide that “no option granted under the Plan may be exercisable for more than ten years from the date of its grant.”

The 1998 Plan, modified in 2001 as described above, was then amended and restated on July 15, 2003 by the Board, and approved by shareholders on September 18, 2003 (the “Amended LTIP (2003)”). Primarily, the amendment modified the aggregate number of shares available under the plan to a fixed number (3,000,000). Although the language varies somewhat from earlier plans, it permits the Board or Compensation Committee to delegate authority to a committee of one or more directors who are also officers of the corporation to award options under certain conditions. The Amended LTIP (2003) replaced all the prior plans, and covered option grants for employees, executives and outside directors.  Vesting periods varied for the Amended LTIP (2003) depending on individual award agreement.  Awards are no longer issued under this plan.

2008 Director LTIP

On September 15, 2008, our shareholders approved the 2008 Director LTIP that was adopted by the Board on June 25, 2008.  Under the 2008 Director LTIP, 250,000 shares were authorized for grant to non-employee directors. The purpose of the 2008 Director LTIP is to align the economic interests of the directors with the interests of shareholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. In addition, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. Directors may elect to receive their cash compensation in restricted stock. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. Half of these shares will vest on the one-year and second-year anniversary from the date of the grant.

2008 Employee LTIP

On September 15, 2008, our shareholders approved the 2008 Employee LTIP that was adopted by the Board on June 25, 2008. Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purpose of the 2008 Employee LTIP was to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2008 Employee LTIP was administered by the Compensation Committee. Shares issuable under the 2008 Employee LTIP consisted of authorized but unissued shares or shares held in our treasury. Shares under the 2008 Employee LTIP were not used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. Under the 2008 Employee LTIP, the Compensation Committee determined the time and method of exercise of the awards.

2012 Employee LTIP

On September 13, 2012, our shareholders approved the 2012 Employee LTIP that was adopted by the Board on July 10, 2012. Under the 2012 Employee LTIP, 750,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purpose of the 2012 Employee LTIP is to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2012 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2012 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2012 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. Under the 2012 Employee LTIP, the Compensation Committee will determine the time and method of exercise of the awards. As of March 31, 2013, there are no outstanding awards under this plan.

Stock Option Activity

During the year ended March 31, 2013, there were no stock options granted to employees.

A summary of stock option activity during the year ended March 31, 2013 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2012	145,000	$7.14 - $15.25	$11.91
Options exercised (1)	(105,000)	$7.14 - $15.25	$11.12
Outstanding, March 31, 2013	40,000	$12.73 - $15.25	$13.99	1.5	$1,288,800

Vested at March 31, 2013	40,000		$13.99	1.5	$1,288,800
Exercisable at March 31, 2013	40,000		$13.99	1.5	$1,288,800

(1)	The total intrinsic value of stock options exercised during the year ended March 31, 2013 was $2.9 million.

Additional information regarding options outstanding as of March 31, 2013 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining (in years)

$12.73	20,000	$12.73	2.5
$15.25	20,000	$15.25	0.5
$12.73 - $15.25	40,000	$13.99	1.5

We issue shares from our authorized but unissued common stock to satisfy stock option exercises. At March 31, 2013, all of our options were vested.

Restricted Stock Activity

We estimate the forfeiture rate of the restricted stock to be zero. As of March 31, 2013, we have granted 95,851 shares under the 2008 Director LTIP, and 454,160 restricted shares under the 2008 Employee LTIP.

A summary of the non-vested restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2012	276,130	$20.75
Granted	105,198	$32.71
Vested	(132,244)	$19.84
Forfeited	(3,036)	$23.76
Nonvested March 31, 2013	246,048	$26.32

Upon each vesting period of the restricted stock awards, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP, 2008 Employee LTIP and the 2012 Employee LTIP allows the Company, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2013, the Company had withheld 37,928 shares of common stock at a value of $1.3 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the years ended March 31, 2013, 2012 and 2011 we recognized $3.3 million, $2.4 million and $1.3 million, respectively, of total share-based compensation expense. At March 31, 2013, there was no unrecognized compensation expense related to non-vested options. Unrecognized compensation expense related to non-vested restricted stock was $4.1 million, which will be fully recognized over the next 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the years ended March 31, 2013, 2012 and 2011, our employer contributions for the plan were approximately $1.1 million, $0.8 million and $0.4 million, respectively.

12. INCOME TAXES

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

As of March 31, 2012, we had $316 thousand of total gross unrecognized tax benefits recorded for uncertain income tax position in accordance with Income Taxes in the Codification. During the year ended March 31, 2013, we had no additions or reductions for uncertain income tax positions therefore our balance remains unchanged at $316 thousand as of March 31, 2013.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011

Beginning balance	$316	$719	$461
Additions for uncertain tax positions	-	-	403
Reductions to uncertain tax positions	-	(403)	(145)
Ending balance	$316	$316	$719

At March 31, 2013, if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $434 thousand. At March 31, 2012, if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $424 thousand.

 We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2013 and 2012, we recognized $17 thousand and $31 thousand, respectively, of interest related to uncertain tax positions, and did not recognize any additional penalties. We had $197 thousand and $180 thousand accrued for the payment of interest at March 31, 2013 and 2012, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2009, 2010 and 2011 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2013	2012	2011

Statutory federal income tax rate	35%	35%	35%
Income tax expense computed at the U.S. statutory federal rate	$20,555	$13,850	$14,199
State income tax expense—net of federal benefit	2,894	2,096	1,861
Non-deductible executive compensation	150	152	81
Other	316	109	700
Provision for income taxes	$23,915	$16,207	$16,841
Effective income tax rate	40.7%	41.0%	41.5%

The effective income tax rate for the year ended March 31, 2013 was 40.7%, a change from 41.0% of the previous fiscal year. The change in the effective income tax rate is due to changes in state apportionment factors.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Current:
Federal	$20,041	$12,266	$10,604
State	4,453	3,088	3,774
Foreign	36	59	39
Total current expense	24,530	15,413	14,417

Deferred:
Federal	(581)	814	2,846
State	(34)	(20)	(422)
Total deferred expense (benefit)	(615)	794	2,424

Provision for income taxes	$23,915	$16,207	$16,841

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2013	2012	2011
Deferred Tax Assets:
Accrued vacation	$1,345	$1,174	$1,174
Provision for bad debts	1,997	2,149	1,024
State net operating loss carryforward	1,505	1,217	1,296
Basis difference in fixed assets	-	-	147
Book compensation on discounted stock options	77	262	611
Deferred compensation	898	797	716
Deferred revenue	221	140	203
Foreign tax credit	-	-	72
Federal net operating loss carry forward	168	111	-
Other accruals and reserves	2,043	1,918	1,206
Gross deferred tax assets	8,254	7,768	6,449
Less: valuation allowance	(1,505)	(1,217)	(1,296)
Net deferred tax assets	6,749	6,551	5,153

Deferred Tax Liabilities:
Basis difference in fixed assets	(491)	(378)	-
Basis difference in operating leases	(8,765)	(9,764)	(8,645)
Basis difference in tax deductible goodwill	(2,288)	(2,195)	(735)
Total deferred tax liabilities	(11,544)	(12,337)	(9,380)

Net deferred tax liabilities	$(4,795)	$(5,786)	$(4,227)

As of March 31, 2013, we have state net operating losses of approximately $28.0 million, which will begin to expire in the year 2023.

The valuation allowance resulted from management's determination, based on available evidence, that it was more likely than not that the state net operating loss deferred tax asset balance of $1.5 million and $1.2 million as of March 31, 2013 and 2012, respectively, may not be realized.

13. FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. Accordingly, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following table summarizes the fair value hierarchy of our financial instruments (in thousands):

		Fair Value Measurement Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:

Contingent consideration	$918	$-	$-	$918	$-

		Fair Value Measurement Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:

Contingent consideration	$1,292	$-	$-	$1,292	$-

For the years ended March 31, 2013 and 2012, the adjustment to the fair value of the contingent consideration was an increase of $99 thousand and reduction of $208 thousand, respectively, which was presented within general and administrative expenses in our consolidated statement of operations. In addition, we paid $473 thousand during the year ended March 31, 2013.

14. SEGMENT REPORTING

We manage our segments on the basis of the products and services offered. Our reportable segments consist of our technology segment and our financing segment. The technology segment sells information technology equipment and software and related services primarily to corporate customers on a nationwide basis. The technology segment also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The financing segment offers lease financing solutions to corporations and governmental entities nationwide. We evaluate segment performance on the basis of total revenue and earnings before provision for income taxes.

Both segments utilize our proprietary software and services within the organization. Sales and services and related costs of our software are included in the technology segment. Our reportable segment information was as follows (in thousands):

	Year Ended March 31,
	2013			2012			2011
	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$936,228	$-	$936,228	$784,951	$-	$784,951	$672,303	$-	$672,303
Financing revenues	-	38,384	38,384	-	30,899	30,899	-	35,367	35,367
Fee and other income	6,949	1,551	8,500	7,455	2,276	9,731	8,260	2,460	10,720
Patent settlement income	-	-	-	-	-	-	125	-	125
Total revenues	943,177	39,935	983,112	792,406	33,175	825,581	680,688	37,827	718,515

Cost of sales, product and services	767,447	-	767,447	645,558	-	645,558	551,860	-	551,860
Direct lease costs	-	10,892	10,892	-	8,508	8,508	-	9,212	9,212
Professional and other fees	9,638	3,460	13,098	10,283	1,461	11,744	14,014	1,369	15,383
Salaries and benefits	100,447	10,516	110,963	88,321	9,947	98,268	74,706	9,541	84,247
General and administrative expenses	19,028	1,071	20,099	16,627	3,872	20,499	13,220	1,461	14,681
Interest and financing costs	89	1,779	1,868	93	1,337	1,430	84	2,480	2,564
Earnings before provision for income taxes	$46,528	$12,217	$58,745	$31,524	$8,050	$39,574	$26,804	$13,764	$40,568

Total assets	$255,257	$182,615	$437,872	$241,488	$192,200	$433,688	$206,963	$182,228	$389,191

The geographic information for the years ended March 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011

Revenue
U.S.	$964,996	$812,364	$714,736
Non U.S.	18,116	13,217	3,779
Total	$983,112	$825,581	$718,515

	As of March 31,
	2013	2012
Assets
U.S.	$435,486	$431,632
Non U.S.	2,386	2,056
Total	$437,872	$433,688

15. QUARTERLY DATA —UNAUDITED

We reviewed our RSA agreements and identified that certain RSAs issued contain non-forfeitable rights to dividends prior to their vesting. As a result, those RSAs are considered participating securities which requires us to use the two-class method to compute basic and diluted earnings per shares. Accordingly, we have corrected our reported earnings per share for the corresponding periods. Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts):

	Year Ended March 31, 2013
	First Quarter			Second Quarter			Third Quarter	Fourth Quarter	Annual Amount
	Previously	Adjust-		Previously	Adjust-
	Reported	ments	As restated	Reported	ments	As restated	As reported	As reported	As reported

Total revenues	$244,724	$-	$244,724	$260,051	$-	$260,051	$242,025	$236,312	$983,112
Total costs and expenses	231,161	-	231,161	243,143	-	243,143	226,496	223,567	924,367
Earnings before provision for income taxes	13,563	-	13,563	16,908	-	16,908	15,529	12,745	58,745
Provision for income taxes	5,501	-	5,501	6,875	-	6,875	6,496	5,043	23,915
Net earnings	$8,062	$-	$8,062	$10,033	$-	$10,033	$9,033	$7,702	$34,830

Net earnings per common share—Basic (1)	$1.04	$(0.03)	$1.01	$1.29	$(0.03)	$1.26	$1.11	$0.96	$4.37
Net earnings per common share—Diluted (1)	$1.02	$(0.02)	$1.00	$1.27	$(0.02)	$1.25	$1.11	$0.95	$4.32

	Year Ended March 31, 2012
	First Quarter			Second Quarter			Third Quarter			Fourth Quarter			Annual Amount
	Previously	Adjust-		Previously	Adjust-		Previously	Adjust-		Previously	Adjust-
	Reported	ments	As restated	Reported	ments	As restated	Reported	ments	As restated	Reported	ments	As restated	As restated

Total revenues	$178,899	$-	$178,899	$203,655	$-	$203,655	$224,028	$-	$224,028	$218,999	$-	$218,999	$825,581
Total costs and expenses	172,616	-	172,616	191,807	-	191,807	209,594	-	209,594	211,990	-	211,990	786,007
Earnings before provision for income taxes	6,283	-	6,283	11,848	-	11,848	14,434	-	14,434	7,009	-	7,009	39,574
Provision for income taxes	2,580	-	2,580	4,784	-	4,784	5,691	-	5,691	3,152	-	3,152	16,207
Net earnings	$3,703	$-	$3,703	$7,064	$-	$7,064	$8,743	$-	$8,743	$3,857	$-	$3,857	$23,367

Net earnings per common share—Basic (1)	$0.45	$(0.02)	$0.43	$0.87	$(0.04)	$0.83	$1.12	$(0.04)	$1.08	$0.50	$(0.02)	$0.48	$2.82
Net earnings per common share—Diluted (1)	$0.44	$(0.01)	$0.43	$0.85	$(0.03)	$0.82	$1.10	$(0.03)	$1.07	$0.49	$(0.01)	$0.48	$2.79

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in 000's)

	Balance at	Charged to
	Beginning of	Costs and	Deductions/	Balance at End
	Period	Expenses	Write-Offs	of Period

Allowance for Sales Returns (1)
Year Ended March 31, 2011	$330	$689	$(672)	$347
Year Ended March 31, 2012	347	1,054	(974)	427
Year Ended March 31, 2013	427	1,404	(1,288)	543

Reserve for Credit Losses
Year Ended March 31, 2011	$3,585	$85	$(899)	$2,771
Year Ended March 31, 2012	2,771	3,212	(377)	5,606
Year Ended March 31, 2013	5,606	(334)	(144)	5,128

Valuation for Deferred Taxes
Year Ended March 31, 2011	$1,250	$46	$-	$1,296
Year Ended March 31, 2012	1,296	(79)	-	1,217
Year Ended March 31, 2013	1,217	288	-	1,505

(1)
These amounts represent the gross margin effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $3.4 million, $3.2 million, and $2.8 million as of March 31, 2012, 2011, and 2010, respectively.

S-1