Form 10-Q
period 2013-06-30
EPLUS INC
filed 2013-08-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock outstanding as of July 31, 2013 was 8,199,925.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,” “expect,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•	we offer a comprehensive set of solutions— the integrating information technology (IT) hardware sales, third-party software assurance and maintenance, professional services, proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:
•	managing a diverse product set of solutions in highly competitive markets with a small number of key vendors;
•	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
•	integrating with external IT systems, including those of our customers and vendors;
•	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
•	reliance on third parties to perform some of our service obligations;
•	our dependence on key personnel, and our ability to hire and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property rights and, when appropriate, license required technology;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry and/or rapid changes in product offerings;
•	our ability to secure our electronic and other confidential information;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions;
•	future growth rates in our core businesses;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors;
•	our ability to successfully integrate acquired businesses;
•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	reduction of manufacturer incentives provided to us;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and other regulations; and
•	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

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

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2013	March 31, 2013
ASSETS	(in thousands)

Cash and cash equivalents	$72,731	$52,720
Short-term investments	-	982
Accounts receivable—net	197,168	192,254
Inventories—net	27,701	14,795
Notes receivable—net	48,826	31,893
Investment in leases and leased equipment—net	89,520	90,710
Property and equipment—net	3,738	2,213
Deferred costs	9,977	10,234
Other assets	11,879	9,107
Goodwill and other intangible assets	32,952	32,964
TOTAL ASSETS	$494,492	$437,872

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$25,410	$5,379
Accounts payable—trade	23,575	31,331
Accounts payable—floor plan	105,645	66,251
Salaries and commissions payable	10,620	12,911
Deferred revenue	18,273	16,970
Accrued expenses and other liabilities	19,618	20,264
Recourse notes payable	1,502	1,484
Non-recourse notes payable	38,884	40,255
Deferred tax liability	4,795	4,795
Total Liabilities	248,322	199,640

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 12,977,213 issued and 8,199,311 outstanding at June 30, 2013 and 12,899,386 issued and 8,149,706 outstanding at March 31, 2013	130	129
Additional paid-in capital	101,517	99,641
Treasury stock, at cost, 4,777,902 and 4,749,680 shares, respectively	(69,001)	(67,306)
Retained earnings	213,208	205,358
Accumulated other comprehensive income—foreign currency translation adjustment	316	410
Total Stockholders' Equity	246,170	238,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$494,492	$437,872

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2013	2012
	(amounts in thousands, except shares and per share data)

Sales of product and services	$247,037	$234,282
Financing revenue	10,760	7,900
Fee and other income	1,520	2,542
TOTAL REVENUES	259,317	244,724

COSTS AND EXPENSES

Cost of sales, product and services	203,330	194,391
Direct lease costs	3,253	2,243
	206,583	196,634

Professional and other fees	3,238	3,113
Salaries and benefits	30,682	26,354
General and administrative expenses	5,001	4,655
Interest and financing costs	460	405
	39,381	34,527

TOTAL COSTS AND EXPENSES	245,964	231,161

EARNINGS BEFORE PROVISION FOR INCOME TAXES	13,353	13,563

PROVISION FOR INCOME TAXES	5,503	5,501

NET EARNINGS	$7,850	$8,062
NET EARNINGS PER COMMON SHARE—BASIC	$0.98	$1.01
NET EARNINGS PER COMMON SHARE—DILUTED	$0.97	$1.00

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	7,913,937	7,720,535
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	7,984,681	7,790,811

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30, December 31,
	2013	2012
	(amounts in thousands)

NET EARNINGS	$7,850	$8,062

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(94)	(50)
Other comprehensive loss	(94)	(50)

TOTAL COMPREHENSIVE INCOME	$7,756	$8,012

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2013	2012

Cash Flows From Operating Activities:
Net earnings	$7,850	$8,062

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	3,707	2,702
Reserves for credit losses, inventory obsolescence and sales returns	(24)	(184)
Share-based compensation expense	881	663
Excess tax benefit from exercise of stock options	(996)	(239)
Payments from lessees directly to lenders—operating leases	(2,174)	(973)
Gain on disposal of property, equipment and operating lease equipment	(247)	(417)
Gain on sale of notes receivable	(3,704)	-
Other	108	(346)
Changes in:
Accounts receivable	(4,797)	(14,600)
Notes receivable	(174)	(277)
Inventories—net	(13,027)	(773)
Investment in direct financing and sale-type leases—net	(2,642)	8,996
Deferred costs, other intangible assets, and other assets	(2,494)	(2,466)
Accounts payable—equipment	20,146	(10,216)
Accounts payable—trade	(8,680)	(1,682)

Salaries and commissions payable, deferred revenue and accrued expenses and other liabilities	(822)	(157)
Net cash used in operating activities	$(7,089)	$(11,907)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	$361	$229
Purchases of property, equipment and operating lease equipment	(3,286)	(1,189)
Purchases of short-term investments	-	(738)
Maturities of short-term investments	982	4,442
Issuance of notes receivable	(90,793)	(4,465)
Repayments of notes receivable	5,207	5,268
Proceeds from sale or transfer of notes receivable	72,500	9,655
Premiums paid on life insurance	(47)	(102)
Net cash (used in) provided by investing activities	$(15,076)	$13,100

UNAUDITED CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Three months ended June 30,
	2013	2012

Cash Flows From Financing Activities:

Borrowings of non-recourse and recourse notes payable	$3,649	$10,338
Repayments of non-recourse and recourse notes payable	(252)	(537)
Repurchase of common stock	(1,695)	(1,149)
Dividends paid	80	-
Excess tax benefit from share based compensation	996	239
Net borrowings on floor plan facility	39,394	11,502
Net cash provided by financing activities	42,172	20,393

Effect of exchange rate changes on cash	4	(5)

Net Increase in Cash and Cash Equivalents	20,011	21,581

Cash and Cash Equivalents, Beginning of Period	52,720	33,778

Cash and Cash Equivalents, End of Period	$72,731	$55,359

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15	$1
Cash paid for income taxes	$5,851	$4,912

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$1,062	$134
Purchase of operating lease equipment included in accounts payable	$-	$50
Sales of operating lease equipment included in accounts receivable	$88	$482
Principal payments from lessees directly to lenders	$4,750	$3,350
Vesting of share-based compensation	$5,061	$1,786

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2013	8,149,706	$129	$99,641	$(67,306)	$205,358	$410	$238,232

Excess tax benefit of share based compensation	-	-	996	-	-	-	996
Effect of share-based compensation, net of forfeitures	77,827	1	880	-	-	-	881
Repurchase of common stock	(28,222)	-	-	(1,695)	-	-	(1,695)
Net earnings	-	-	-	-	7,850	-	7,850
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-	(94)	(94)
Total comprehensive income							7,756

Balance, June 30, 2013	8,199,311	$130	$101,517	$(69,001)	$213,208	$316	$246,170

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three months ended June 30, 2013 and 2012 are unaudited, but include all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three months ended June 30, 2013 and 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2014 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2013 (“2013 Annual Report”), which should be read in conjunction with these interim financial statements.

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

REVENUE RECOGNITION–The majority of our revenues are derived from the following sources: sales of products, sales of third-party software, sales of services provided by us, sales of third-party maintenance and services, financing revenues and sales of our software. For all these revenue sources, we determine whether we are the principal or agent in accordance with Accounting Standards Codification (“Codification”) Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based upon these revenue sources.

For the sale of third party software assurance, maintenance and services we concluded that we are acting as an agent and recognize revenue for these transactions on a net basis at the date of sale, which is presented within sales of products and services in our unaudited condensed consolidated statements of operations. Gross billings for all products and services for the three months ended June 30, 2013 and June 30, 2012 were $303.2 million and $278.7 million, respectively.

SHIPPING AND HANDLING – We record freight billed to our customers as sales of product and services, and the related expense as cost of sales, product and services.

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

CONCENTRATIONS OF RISK— Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, notes receivable and investments in direct financing and sales-type leases. Cash and cash equivalents and short-term investments are maintained principally with financial institutions in the United States, which have high credit ratings. Risk of our accounts receivable, notes receivable and investments in direct financing and sales-type leases is reduced by the large number of diverse industries comprising our customer base and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated through the underlying collateral and whether the lease is funded with recourse or non-recourse notes payable.

A substantial portion of our sales of product and services are from sales of Cisco, Hewlett Packard, and NetApp products, which represented approximately 54%, 10%, and 9%, respectively, of our sales of product and services for the three months ended June 30, 2013, as compared to 53%, 10%, and 6%, respectively, of our sales of product and services for the three months ended June 30, 2012. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS —There were no new accounting standards issued during the three months ended June 30, 2013 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

2.	NOTES RECEIVABLE—NET AND INVESTMENT IN LEASES AND LEASED EQUIPMENT—NET

Our leases to our customers are accounted for as investments in direct financing, sales-type or operating leases in accordance with Codification Topic, Leases. We also finance third-party software and services for our customers, which are classified as notes receivables. Our notes receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased products. Our notes receivable—net and investments in leases, and leased equipment—net consist of the following (in thousands):

	June 30,	March 31,
	2013	2013
Notes receivable	$48,826	$31,893
Investment in direct financing and sales-type leases—net	66,095	66,243
Investment in operating lease equipment—net	23,425	24,467
	$138,346	$122,603

NOTES RECEIVABLE—NET

Our notes receivable balance as of June 30, 2013 and March 31, 2013 consists of the following (in thousands):

	June 30,	March 31,
	2013	2013
Notes receivable	$51,994	$35,030
Less: Reserve for credit losses	(3,168)	(3,137)
Notes receivable—net	$48,826	$31,893

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	June 30,	March 31,
	2013	2013
Minimum lease payments	$63,876	$64,614
Estimated unguaranteed residual value (1)	7,485	7,557
Initial direct costs, net of amortization (2)	643	684
Less: Unearned lease income	(5,180)	(5,767)
Less: Reserve for credit losses (3)	(729)	(845)
Investment in direct financing and sales-type leases—net	$66,095	$66,243

(1)	Includes estimated unguaranteed residual values of $3,503 thousand and $3,361 thousand as of June 30, 2013 and March 31, 2013, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $479 thousand and $479 thousand as of June 30, 2013 and March 31, 2013, respectively.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

Our net investment in direct financing and sales-type leases for certain lease agreements serves as collateral for non-recourse notes payable. See Note 6, “Notes Payable and Credit Facility.”

We enter into agreements to sell the financing receivable associated with certain notes receivable and investments in direct financing leases, which are accounted for as a sale under Codification Topic, Transfer and Servicing. We recognized a net gain for these sales of $4.3 million and $1.2 million in financing revenues in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2013 and 2012, respectively. Total proceeds from these sales of financing receivables were $87.5 million and $29.4 million for the three months ended June 30, 2013 and 2012, respectively.

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	June 30,	March 31,
	2013	2013
Cost of equipment under operating leases	$46,172	$46,106
Less: Accumulated depreciation and amortization	(22,747)	(21,639)
Investment in operating lease equipment—net (1)	$23,425	$24,467

(1)	Includes estimated unguaranteed residual values of $7,828 thousand and $7,763 thousand as of June 30, 2013 and March 31, 2013, respectively, for operating leases.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2013	March 31, 2013

Goodwill	$28,660	$28,660
Customer relationships	2,655	2,897
Capitalized software development	1,637	1,407
	$32,952	$32,964

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. As of June 30, 2013 and March 31, 2013, goodwill attributed to our technology and software document management reporting units was $27.6 million and $1.1 million, respectively.

The gross carrying amount and accumulated amortization of customer relationships were $6.5 million and $3.8 million, respectively, as of June 30, 2013, and $6.5 million and $3.6 million, respectively, as of March 31, 2013.  The gross carrying amount and accumulated amortization of capitalized software development costs were $2.2 million and $0.6 million, respectively, as of June 30, 2013 and $1.8 million and $0.4 million, respectively, as of March 31, 2013.  Customer relationships and capitalized software development costs are amortized over their estimated useful live, which is generally between 3 to 5 years.

4.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2013	$1,147	$3,137	$845	$5,131
Provision for bad debts, net of recoveries	18	31	(116)	(67)
Write-offs and other	(88)	-	-	(88)
Balance June 30, 2013	$1,077	$3,168	$729	$4,976

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2012	$1,307	$2,963	$1,336	$5,606
Provision for bad debts, net of recoveries	(222)	145	(139)	(216)
Write-offs and other	(33)	-	(3)	(36)
Balance June 30, 2012	$1,052	$3,108	$1,194	$5,354

Our reserves for credit losses and minimum payments associated with our notes receivables and lease related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	June 30,2013		March, 31, 2013
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$341	$628	$310	$747
Ending balance: individually evaluated for impairment	2,827	101	2,827	98
Ending balance	$3,168	$729	$3,137	$845

Minimum payments:
Ending balance: collectively evaluated for impairment	$48,759	$63,488	$31,793	$64,246
Ending balance: individually evaluated for impairment	3,237	388	3,237	368
Ending balance	$51,996	$63,876	$35,030	$64,614

As of June 30, 2013, and March 31, 2013, we had $3.4 million of receivables from a specific customer in bankruptcy and total reserves for credit losses of $2.8 million, which represented our estimated probable loss.
As of June 30, 2013, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Notes Payable	Net Credit Exposure

June 30, 2013

High CQR	$197	$13	$103	$313	$259	$36,719	$37,291	$(2,256)	$(4,817)	$30,218
Average CQR	6	5	8	19	69	26,109	26,197	(1,681)	(12,688)	11,828
Low CQR	-	-	61	61	-	327	388	(36)	-	352
Total	203	18	172	393	328	63,155	63,876	(3,973)	(17,505)	42,398

March 31, 2013

High CQR	$454	$316	$28	$798	$322	$38,278	$39,398	$(2,777)	$(10,337)	$26,284
Average CQR	51	51	5	107	101	24,640	24,848	(1,596)	(7,857)	15,395
Low CQR	-	-	61	61	-	307	368	(39)	-	329
Total	505	367	94	966	423	63,225	64,614	(4,412)	(18,194)	42,008

As of June 30, 2013, the age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non-Recourse Notes Payable	Net Credit Exposure

June 30, 2013

High CQR	$-	$-	$2,954	$2,954	$3,931	$31,655	$38,540	$(15,566)	$22,974
Average CQR	-	-	53	53	755	9,411	10,219	(4,903)	5,316
Low CQR	-	-	726	726	-	2,511	3,237	-	3,237
Total	$-	$-	$3,733	$3,733	$4,686	$43,577	$51,996	$(20,469)	$31,527

March 31, 2013

High CQR	$1,342	$127	$832	$2,301	$3,450	$22,097	$27,848	$(5,621)	$22,227
Average CQR	1,379	-	-	1,379	-	2,566	3,945	(1,203)	2,742
Low CQR	-	-	726	726	-	2,511	3,237	-	3,237
Total	$2,721	$127	$1,558	$4,406	$3,450	$27,174	$35,030	$(6,824)	$28,206

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 50% - 100% for customers with low CQR, which includes customers in bankruptcy.

5.	OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	June 30,	March 31,
	2013	2013

Unbilled accounts receivable	$2,839	$3,095
Prepaid assets	2,824	2,667
Other	6,216	3,345
Total other assets	$11,879	$9,107

	June 30,	March 31,
	2013	2013

Accrued expenses	$10,534	$9,533
Other	9,084	10,731
Total accrued expenses and other liabilities	$19,618	$20,264

Other assets include cash surrender value of life insurance policies, escrow deposits and off-lease equipment. Other liabilities include accrued taxes, deferred compensation, lease rental payments due to third parties, and contingent consideration related to an acquisition.

6.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	June 30,	March 31,
	2013	2013

Recourse note payable at 4.84% terminates on March 2, 2017	$1,502	$1,484

Non-recourse notes payable secured by related investments in notes receivables and leases with interest rates ranging from 2.00% to 10.0% at June 30, 2013 and March 31, 2013	$38,884	$40,255

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 4.16% and 4.23%, as of June 30, 2013 and March 31, 2013, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $105.6 million and $66.3 million as of June 30, 2013 and March 31, 2013, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2013 and March 31, 2013. As of June 30, 2013, the facility agreement had an aggregate limit of the two components of $175 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2013. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2013, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

We have an agreement with First Virginia Community Bank, (formerly 1st Commonwealth Bank of Virginia), to provide us with a $0.5 million credit facility, which matures on October 27, 2014. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of June 30, 2013 and March 31, 2013, we had no outstanding balance on this credit facility.

7.	COMMITMENTS AND CONTINGENCIES

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

On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson appealed the trial court’s judgment, and we appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages.  On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the trial court’s ruling precluding us from seeking monetary damages. The Appeals Court also upheld the finding that the patent claims were not invalid and upheld, in part, the finding of infringement.  The Appeals Court remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction.  On June 11, 2013, the trial court issued an Order modifying the injunction.  Consistent with the Appeals Court’s decision, the injunction was modified so that it would continue in full effect with respect to those configurations of Lawson’s electronic procurement systems that the Appeals Court affirmed are infringing. ePlus is seeking damages with respect to Lawson’s contempt of the injunction for the period dating back to May 23, 2011, when the injunction was issued.  A hearing and oral argument on that petition for contempt were held in April 2013. However, court calendars are inherently unpredictable, and we cannot predict when the trial court will issue a ruling.

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

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Certain shares of restricted stock awards (“RSAs”) agreements contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. As of June 30, 2013 we had 82 thousand shares of RSAs that contained non-forfeitable rights to dividends, which vest over the next 12 months.  In addition, we no longer grant RSAs that contain non-forfeitable rights to dividends.

We corrected our reported earnings per share for the quarter ended June 30, 2012. The weighted average shares outstanding for the three months ended June 30, 2012 used to calculate diluted earnings per common share decreased by 107 thousand. Basic and diluted earnings per share for the three months ended June 30, 2012 decreased by $0.03 and $0.02, respectively. The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2013 and June 30, 2012 (in thousands, except per share data).

	Three months ended June 30,
	2013	2012
Basic and diluted shares outstanding
Weighted average shares outstanding — basic	7,914	7,721
Effect of dilutive shares	71	70
Weighted average shares outstanding — diluted	7,985	7,791

Calculation of earnings per share - basic
Net earnings	$7,850	$8,062
Net earnings attributable to participating securities	123	255
Net earnings attributable to common shareholders	$7,727	$7,807

Earnings per share - basic	$0.98	$1.01

Calculation of earnings per share - diluted
Net earnings attributable to common shareholders— basic	$7,727	$7,807
Add: undistributed earnings attributable to participating securities	-	2
Net earnings attributable to common shareholders— diluted	$7,727	$7,809

Earnings per share - diluted	$0.97	$1.00

All unexercised stock options were included in the computations of diluted earnings per share for the three months ended June 30, 2013 and 2012.

9.	STOCKHOLDERS’ EQUITY

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

During the three months ended June 30, 2013, we did not repurchase any shares of our outstanding common stock. Since the inception of our initial repurchase program on September 20, 2001 to June 30, 2013, we have repurchased 4.7 million shares of our outstanding common stock at an average cost of $13.94 per share for a total purchase price of $65.3 million.

10.	SHARE-BASED COMPENSATION

Share-Based Plans

We have share-based awards outstanding under the following plans: (1) the Amended and Restated 1998 Stock Incentive Plan (the “Amended LTIP (2003)”), (2) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (3) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”) and (4) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). All the share-based plans defined fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the Amended LTIP (2003), the 2008 Director LTIP, the 2008 Employee LTIP, and the 2012 Employee LTIP discussed above, refer to our 2013 Annual Report.

Stock Option Activity

During the three months ended June 30, 2013 and 2012, there were no stock options granted. A summary of stock option activity during the three months ended June 30, 2013 is as follows:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (in years)	Aggregate Intrinsic Value

Outstanding, April 1, 2013	40,000	$12.73 - $15.25	$13.99
Options exercised (1)	-
Outstanding, June 30, 2013	40,000	$12.73 - $15.25	$13.99	1.2	$1,836,000

Vested at June 30, 2013	40,000		$13.99	1.2	$1,836,000
Exercisable at June 30, 2013	40,000		$13.99	1.2	$1,836,000

(1)	No stock options were exercised during the three months ended June 30, 2013.

Additional information regarding stock options outstanding as of June 30, 2013 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Contractual Life Remaining (in years)

$12.73	20,000	$12.73	2.2
$15.25	20,000	$15.25	0.2
$12.73 - $15.25	40,000	$13.99	1.2

We issue shares from our authorized but unissued common stock to satisfy stock option exercises.  At June 30, 2013, all of our stock options are vested.

Restricted Stock Activity

For the three months ended June 30, 2013, we granted 712 restricted shares under the 2008 Director LTIP, and 77,115 restricted shares under the 2012 Employee LTIP. For the three months ended June 30, 2012, we granted 352 restricted shares under the 2008 Director LTIP, and 96,590 restricted shares under the 2008 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2013	246,048	$26.32
Granted	77,827	$57.66
Vested	(84,415)	$26.59
Nonvested June 30, 2013	239,460	$36.41

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2008 Director LTIP and 2012 Employee LTIP allow us, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. During the three months ended June 30, 2013, we withheld 28,222 shares of common stock at a value of $1.7 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, which is based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2013 and 2012, we recognized $881 thousand and $663 thousand, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $7.7 million, which will be fully recognized over the next 36 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the three months ended June 30, 2013 and 2012, our contribution expense for the plan was approximately $377 thousand and $229 thousand, respectively.

11.	INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of June 30, 2013, our gross liability related to uncertain tax positions was $316 thousand. At June 30, 2013, if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $436 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We recorded interest expense of $4 thousand for the three months ended June 30, 2013, and $4 thousand for the same periods last year. We did not recognize any additional penalties. We had $201 thousand and $185 thousand accrued for the payment of interest at June 30, 2013 and 2012, respectively.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the fair value hierarchy of our contingent liability (in thousands):

		Fair Value Measurement Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Liabilities:

Contingent consideration	$1,026	$-	$-	$1,026	$-

For the three months ended June 30, 2013, the adjustment to the fair value of the contingent consideration was an increase of $108 thousand, which was presented within general and administrative expenses in our unaudited condensed consolidated statements of operations. There were no payments made during the quarter ended June 30, 2013.

13.	SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our technology and financing segments. The technology segment sells information technology equipment and software and related services to corporate and governmental customers on a nationwide basis. The technology segment also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The financing segment offers lease-financing solutions to corporations and governmental entities nationwide. We evaluate segment performance on the basis of total revenue, segment earnings and earnings before provision for income taxes.

Both segments utilize our proprietary software and services within the organization. Our reportable segment information is as follows (in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$247,037	$-	$247,037	$234,282	$-	$234,282
Financing revenues	-	10,760	10,760	-	7,900	7,900
Fee and other income	1,457	63	1,520	2,002	540	2,542
Total revenues	248,494	10,823	259,317	236,284	8,440	244,724

Cost of sales, products and services	203,330	-	203,330	194,391	-	194,391
Direct lease costs	-	3,253	3,253	-	2,243	2,243
Professional and other fees	2,863	375	3,238	2,503	610	3,113
Salaries and benefits	27,898	2,784	30,682	24,082	2,272	26,354
General and administrative expenses	4,814	187	5,001	4,438	217	4,655
Interest and financing costs	20	440	460	31	374	405
Total costs and expenses	238,925	7,039	245,964	225,445	5,716	231,161
Earnings before provision for income taxes	$9,569	$3,784	$13,353	$10,839	$2,724	$13,563

Total assets	$293,327	$201,165	$494,492	$258,505	$188,325	$446,830

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2013.  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report.

EXECUTIVE OVERVIEW

Business Description

ePlus and its consolidated subsidiaries provide leading IT products and services, flexible leasing solutions, and enterprise supply management software to enable our customers to optimize their IT infrastructure and supply chain processes. Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two business segments: our technology segment and our financing segment.

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

During the three months ended June 30, 2013, total revenue increased 6.0% to $259.3 million and total costs and expenses increased 6.4% to $246.0 million, as compared to the same period last fiscal year. In addition, we had open orders of $81.2 million as of June 30, 2013, compared to $92.2 million as of June 30, 2012. Open orders represent orders received from our customers that have not been shipped. These orders are normal course of business transactions, which we expect to be processed within our customary time frame. To help manage our growth and to expand our geographical footprint and solutions offering, we increased hiring in our technology segment. We expanded from 836 employees as of June 30, 2012 to 919 employees as of June 30, 2013.

Gross margin for product and services was 17.7% and 17.0% during the three months ended June 30, 2013 and 2012, respectively. The increase in our gross margin was primarily due to the amount of revenues from third party software assurance, maintenance and services, which are presented on a net basis. Our gross margin on sales of products and services was 19.7% for the three months ended March 31, 2013 and decreased sequentially to 17.7% for the three months ended June 30, 2013, due to a lower proportion of sales related to third party software assurance, maintenance and services, as well as lower product and service margins. Gross margins on sales of product and services are subject to variability due to changes in the amount of vendor incentives earned, the pricing and product mix of sales to our customers and the amount of third party software assurance, maintenance and services sold, which are presented on a net basis.

Net earnings for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 decreased 2.6% to $7.9 million.  Cash and cash equivalents increased $20.0 million to $72.7 million, or 38.0% at June 30, 2013, compared to March 31, 2013.

Business Segment Overview

Technology Segment

The technology segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our consolidated statements of operations under sales of product and services and fee and other income. Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with us, which stipulate the terms and conditions of the relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses.

A substantial portion of our sales of product and services are from sales of Cisco, Hewlett Packard, and NetApp products, which represented approximately 54%, 10%, and 9%, respectively, of our sales of product and services for the three months ended June 30, 2013, as compared to 53%, 10%, and 6%, respectively, of our sales of product and services for the three months ended June 30, 2012.

Included in sales of product and services are revenues derived from performing advanced professional services that may be bundled with sales of equipment which are integral to the successful delivery of such equipment, as well as managed services. Our professional service engagements are generally governed by statements of work, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials. Our managed service arrangements include network and infrastructure maintenance, monitoring and security contracts, which generally range between one to five years.

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
Advanced Routing and Switching
Advanced Security
ATP Video Surveillance
ATP Cisco Telepresence Video Master Partner
ATP Rich Media Communications
Master Cloud Builder Specialization
Master Managed Services Partner
Master Security Specialization
Master UC Specialization
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

We also generate revenue in our technology segment through hosting arrangements and sales of our Internet-based business-to-business supply chain management software, agent fees received from various manufacturers, support fees, and warranty reimbursements. Our revenues also include earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. These revenues are reflected on our unaudited condensed consolidated statements of operations under fee and other income.

Financing Segment

The financing segment offers financing solutions to domestic governmental entities and corporations nationwide and in certain other countries. The financing segment derives revenue from leasing primarily IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under financing revenues on our unaudited condensed consolidated statements of operations. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services through notes receivable. These revenues are included in financing revenues on our unaudited condensed consolidated statements of operations.

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

Our financing revenues include earnings from certain transactions that are infrequent, such as net gains on the transfer of financial assets, net gains from sales of the equipment underlying a lease and remarketing fees. There is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

Fluctuations in Revenues

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, changes in vendor incentive programs, interest rate fluctuations, general economic conditions, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of net gains from the transfer of financial assets, or a sale of the equipment on lease prior to the expiration of the lease term to the lessee or to a third-party or from other post-term events.

We expect to continue to expand by opening new sales locations and hiring additional staff for specific targeted market areas in the near future whenever we can find both experienced personnel and desirable geographic areas. These investments may reduce our results from operations in the short term.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards issued during the three months ended June 30, 2013 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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

REVENUE RECOGNITION. The majority of our revenues are derived from the following sources: sales of third-party products, software, software assurance, maintenance and services; sales of our services and software, and financing revenues. The products and services we sell, and the manner in which they are bundled, are technologically complex and the characterization of these products and services require judgment in order to apply revenue recognition policies. For all these revenue sources, we determine whether we are the principal or agent in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based upon these revenue sources and the mischaracterization of these products and services could result in misapplication of revenue recognition polices.

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

We sell software assurance, maintenance and service contracts where the services are performed by a third-party. Software assurance is a service that allows customers to upgrade at no additional cost to the latest technology, if new applications are introduced during the period for which the software assurance is in effect. As we enter into contracts with third-party service providers, we evaluate whether we are acting as a principal or agent in the transaction. We conclude that we are acting as an agent and recognize revenue on a net basis at the date of sale when we are not responsible for the day-to-day provision of services in these arrangements and our customers are aware that the third-party service provider will provide the services to them.

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

We perform a two step process to assess our goodwill for impairment. First, we compare the fair value of each of our reporting units with its carrying value. We estimate the fair value of the reporting unit using various valuation methodologies, including discounted expected future cash flows. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the fair value of goodwill in the same manner as if our reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

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

Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to cost of sales of product and services on our consolidated statements of operations. Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales of product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services on our consolidated statements of operations.

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

The reserve for credit losses as of June 30, 2013 and March 31, 2013 included a specific reserve of $2.8 million, due to one specific customer, which filed for bankruptcy in May 2012.

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

Any premium over the fair value of assets acquired less the liabilities assumed is recorded as goodwill. To the extent the purchase price is less than the fair value of assets acquired and liabilities assumed we recognize a gain in our statements of operations. The results of operations for an acquired company are included in our financial statements from the date of acquisition.

RESULTS OF OPERATIONS
The Three months Ended June 30, 2013 Compared to the Three months Ended June 30, 2012

Technology Segment

The results of operations for our technology segment for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three months ended June 30,
	2013	2012	Change
Sales of product and services	$247,037	$234,282	$12,755	5.4%
Fee and other income	1,457	2,002	(545)	(27.2%)
Total revenues	248,494	236,284	12,210	5.2%

Cost of sales, products and services	203,330	194,391	8,939	4.6%
Professional and other fees	2,863	2,503	360	14.4%
Salaries and benefits	27,898	24,082	3,816	15.8%
General and administrative	4,814	4,438	376	8.5%
Interest and financing costs	20	31	(11)	(35.5%)
Total costs and expenses	238,925	225,445	13,480	6.0%
Segment earnings	$9,569	$10,839	$(1,270)	(11.7%)

Total revenues. Total revenues during the three months ended June 30, 2013 were $248.5 million compared to $236.3 million during the three months ended June 30, 2012, an increase of 5.2%, which is due to increases in demand for our products and services, particularly from Fortune 100 companies. We experienced year over year increases in the sales of products and services for all the quarters ended from June 30, 2012 through June 30, 2013 due to expansion into new geographical regions and acquisitions in fiscal year 2012. The sequential and year over year change in sales of products and services is summarized below:

Quarter Ended	Sequential	Year over Year
June 30, 2012	11.7%	38.4%
September 30, 2012	6.8%	29.3%
December 31, 2012	(8.8%)	7.4%
March 31, 2013	(1.9%)	6.6%
June 30, 2013	10.4%	5.4%

Total costs and expenses. Total costs and expenses for the three months ended June 30, 2013 increased $13.5 million or 6.0%, to $238.9 million due to increases in cost of sales of products and services, salaries and benefits and professional and other fees expenses. The increase in cost of sales, products and services was consistent with the increase in sales revenues of products and services.

Our gross margin for product and services was 17.7% and 17.0% during the three months ended June 30, 2013 and 2012, respectively. The increases in our gross margins were primarily due to the amount of revenues from third party software assurance, maintenance and services, which are presented on a net basis. Our gross margin on sales of products and services declined sequentially from 19.7% for the three months ended March 31, 2013 to 17.7% for the three months ended June 30, 2013. This decrease is due to a lower proportion of sales related to third party software assurance, maintenance and services, whose revenue are presented net of costs, as well as lower product and service margins. The change in the amount of vendor incentives earned during the three months ended June 30, 2013 resulted in a 0.1% decrease in gross margins from the prior year. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Professional and other fees increased $0.4 million, or 14.4%, to $2.9 million for the three months ended June 30, 2013, compared to $2.5 million during the three months ended June 30, 2012. This increase is primarily due to a $0.6 million increase in fees related to the patent infringement litigation, partially offset by fees related to the restatement of our financial statements incurred in the same period of the prior year.

For the three months ended June 30, 2013, salaries and benefits expense increased $3.8 million, or 15.8%, to $27.9 million, compared to $24.1 million during the three months ended June 30, 2012. This increase was driven by increases in the number of employees and commission expenses. Our technology segment had 860 employees as of June 30, 2013, an increase of 83 from 777 at June 30, 2012. Most of the increase in personnel relates to sales, marketing and engineering personnel. We continue to invest in sales and support personnel through hiring and strategic acquisitions in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expense increased for the three months ended June 30, 2013 due to the increase in the gross profit from sales of products and services.

General and administrative expenses increased $0.4 million, or 8.5%, during the three months ended June 30, 2013 over the same period in the prior year. These increases were primarily due to increases in office locations and sales force as a result of our continued expansion efforts, which resulted in higher telecommunications, rent, utilities, travel and entertainment expense, and other marketing expenses.

Segment earnings before tax. As a result of the foregoing, earnings before provision for income taxes decreased $1.3 million, or 11.7% for the three months ended June 30, 2013 over prior year.

Financing Segment

The results of operations for our financing segment for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	2013	2012	Change
Financing revenue	$10,760	$7,900	$2,860	36.2%
Fee and other income	63	540	(477)	(88.3%)
Total revenues	10,823	8,440	2,383	28.2%

Direct lease costs	3,253	2,243	1,010	45.0%
Professional and other fees	375	610	(235)	(38.5%)
Salaries and benefits	2,784	2,272	512	22.5%
General and administrative	187	217	(30)	(13.8%)
Interest and financing costs	440	374	66	17.6%
Total costs and expenses	7,039	5,716	1,323	23.1%
Segment earnings	$3,784	$2,724	$1,060	38.9%

Total revenues. Total revenues increased by $2.4 million, or 28.2%, to $10.8 million for the three months ended June 30, 2013, as compared to the prior year. Financing revenues increased $2.9 million, or 36.2% for the three months ended June 30, 2013, as compared to the prior year primarily due to gains on sales of financial assets of $4.3 million during the three months ended June 30, 2013 compared to $1.2 million last year. At June 30, 2013, we had $138.3 million of investment in notes and leases, compared to $117.4 million at June 30, 2012, an increase of $20.9 million or 17.8%.

Fee and other income decreased $477 thousand for the three months ended June 30, 2013 over prior year due to decreases in remarketing income.

Total costs and expenses. Total costs and expenses increased $1.3 million, or 23.1%. Direct lease costs increased $1.0 million, or 45.0%, to $3.3 million due to depreciation expense related to operating leases. Professional and other fees decreased $235 thousand, or 38.5% due to lower broker and legal fees. Salary and benefits expenses increased by $512 thousand, or 22.5% to $2.8 million due to higher commissions as a result of the increase in revenues during the period. The number of personnel employed remained constant at 59 as of June 30, 2013, and 2012.

Interest and financing costs increased $66 thousand, or 17.6% during the three months ended June 30, 2013, as compared to the same periods last year due to an increase in non-recourse and recourse notes payable to $40.4 million at June 30, 2013 as compared to $34.5 million at June 30, 2012.

Segment earnings before tax. As a result of the foregoing, earnings before provision for income taxes increased $1.1 million, or 38.9%, to $3.8 million for the three months ended June 30, 2013.

Consolidated

Income taxes. Our provision for income tax expense was $5.5 million for the three months ended June 30, 2013, as compared to $5.5 million for the same period last year. Our effective income tax rates for the three months ended June 30, 2013 and 2012 were 41.2% and 40.6% respectively. The change in our effective income tax rate was due primarily to an increase in our equity compensation and the limited deductibility of certain reimbursed expenses.

Net earnings. The foregoing resulted in net earnings of $7.9 million for the three months ended June 30, 2013, a decrease of 2.6%, as compared to $8.1 million during the three months ended June 30, 2012.

Basic and fully diluted earnings per common share were $0.98 and $0.97, respectively, for the three months ended June 30, 2013, as compared to $1.01 and $1.00, respectively, for the three months ended June 30, 2012.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2013 were 7,913,937 and 7,984,681, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2012 were 7,720,535 and 7,790,811, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance, or GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at June 30, 2013 or March 31, 2013, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

Our working capital generally fluctuates as a result of changes in demand for our products and services; however, specific changes in certain elements of working capital may not coincide with changes in other elements of our financial statements. Our accounts receivables increased by $4.9 million, or 2.6%, from March 31, 2013, which was consistent with the increase in gross billings. Amounts in inventory increased $12.9 million from March 31, 2013 due to timing, as we had an increase in the amount of inventory in-transit to our customers at the end of June 30, 2013. Our total accounts payable increased $51.7 million from March 31, 2013 due to increases in accounts payable—equipment  related to the timing of payments for equipment under lease, and increases in the accounts payable—floor plan. The increase in accounts payable—floor plan is due higher volumes of purchases of third-party product and services through the GECDF credit facility, which are generally paid within 30-60 days from the invoice date. This increase was partly offset by a decrease in accounts payable-trade, which includes certain purchases of third-party product and services procured from distributors that are generally paid between 15-30 days from the invoice date.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three months ended June 30
	2013	2012
Net cash used in operating activities	$(7,089)	$(11,907)
Net cash (used in) provided by investing activities	(15,076)	13,100
Net cash provided by financing activities	42,172	20,393
Effect of exchange rate changes on cash	4	(5)
Net increase in cash and cash equivalents	$20,011	$21,581

Net cash used in operating activities. Cash used in operating activities totaled $7.1 million during the three months ended June 30, 2013, compared to cash used in operations of $11.9 million during the same period last year. Cash used during the three months ended June 30, 2013 related to a $13.0 million increase in inventories and an increase in accounts receivable. Cash provided by operations during the three months ended June 30, 2013 related to net earnings of $7.9 million and net increases in accounts payable. Cash used during the three months ended June 30, 2012 related to increases of $14.6 million related to accounts receivable, and $11.9 million related to net decreases in accounts payable, partially offset by $9.0 million in net cash provided from the reductions in direct financing and sales-type leases.

Net cash used in investing activities. Cash used in investing activities was $15.1 million during the three months ended June 30, 2013 compared to cash provided by investing activities of $13.1 million during the same period last year. Cash used in investing activities during the three months ended June 30, 2013 was primarily driven by issuance of notes receivable, (net of issuance, proceeds from the sale on notes, and repayments) of $13.1 million, purchases of property, equipment and operating lease equipment of $3.3 million, partially offset by a decrease in short-term investments of $1.0 million. In the prior year, we had net cash provided totaling $13.1 million primarily from the repayment and sale of notes receivable.

Net cash provided by financing activities. Cash provided by financing activities was $42.2 million during the three months ended June 30, 2013, which was due to net borrowings on the floor plan facility of $39.4 million and net borrowings of non-recourse and recourse notes payable of $3.4 million, partially offset by the purchase of treasury stock of $1.7 million. In the prior year, we had net cash provided of $20.4 million primarily related to $9.8 million net borrowings of non-recourse and recourse notes payable and $11.5 million of net borrowings on our floor plan facility.

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

The non-GAAP financial measure for our cash flows from operating activities for the three months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three months ended June 30
	2013	2012
GAAP: net cash used in operating activities	$(7,089)	$(11,907)
Principal payments from lessees directly to lenders	4,750	3,350
Non-GAAP: adjusted net cash used in operating activities	$(2,339)	$(8,557)

The non-GAAP financial measure for our cash flows from financing activities for the three months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three months ended June 30
	2013	2012
GAAP: net cash provided by financing activities	$42,172	$20,393
Principal payments from lessees directly to lenders	(4,750)	(3,350)
Non-GAAP: adjusted net cash provided by financing activities	$37,422	$17,043

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

The financing necessary to support our leasing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained mostly non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At June 30, 2013, our non-recourse notes payable portfolio decreased 3.4% to $38.9 million, as compared to $40.3 million at March 31, 2013. Recourse notes payable remained stable at $1.5 million as of June 30, 2013 and as of March 31, 2013.

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

Credit Facility — ePlus Technology, inc.

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of June 30, 2013, the facility had an aggregate limit of the two components of $175.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2013. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc.  Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The facility provided by GECDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date. We have delivered the annual audited financial statements for the year ended March 31, 2013, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2013	Balance as of June 30, 2013	Maximum Credit Limit at March 31, 2013	Balance as of March 31, 2013
$175,000	$105,645	$175,000	$66,251

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at June 30, 2013 or March 31, 2013, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which matured on October 26, 2012. This credit facility was renewed for two years effective October 27, 2012. The credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of June 30, 2013, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of June 30, 2013, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio, at the expiration of a lease term or prior to such expiration, to a lessee or to a third party.  Such sales of equipment may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Changes in interest rates may affect our ability to fund or transfer our financing arrangements if the rate rises above the fixed rate of the instrument. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of June 30, 2013, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the trial court”) in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents.  The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products.  Lawson appealed the trial court’s judgment, and we appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages.  On November 21, 2012 the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded.  The Appeals Court upheld the trial court’s ruling precluding us from seeking monetary damages.  The Appeals Court also upheld the finding that the patent claims were not invalid and upheld, in part, the finding of infringement.  The Appeals Court remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction.  On June 11, 2013, the trial court issued an Order modifying the injunction.  Consistent with the Appeals Court’s decision, the injunction was modified so that it would continue in full effect with respect to those configurations of Lawson’s electronic procurement systems that the Appeals Court affirmed are infringing. ePlus is seeking damages with respect to Lawson’s contempt of the injunction for the period dating back to May 23, 2011, when the injunction was issued.  A hearing and oral argument on that petition for contempt were held in April 2013. However, court calendars are inherently unpredictable, and we cannot predict when the trial court will issue a ruling.

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

Item 1A.	Risk Factors

There have not been any material changes in the “Risk Factors” in Part I, Item IA of our 2013 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2013.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2013 through April 30, 2013	-	-	-	500,000	(1)
May 1, 2013 through May 31, 2013	-	-	-	500,000	(2)
June 1, 2013 through June 30, 2013	-	-	-	500,000	(3)

(1)	The share purchase authorization in place for the month ended April 30, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2013, the remaining authorized shares to be purchased were 500,000.
(2)	The share purchase authorization in place for the month ended May 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of May 31, 2013, the remaining authorized shares to be purchased were 500,000.
(3)	The share purchase authorization in place for the month ended June 30, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of June 30, 2013, the remaining authorized shares to be purchased were 500,000.

The timing and expiration date of the stock repurchase authorizations as well as an amendment to our current repurchase plan are included in Note 9, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Amendment No. 2 to Employment Agreement effective July 1, 2013, by and between ePlus inc. and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2013).

10.2
Amendment No. 1 to Employment Agreement effective July 1, 2013, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 20, 2013).

10.3
Amendment No. 1 to Employment Agreement effective July 1, 2013, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 20, 2013).

10.4
Amended and Restated Employment Agreement effective August 1, 2013, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 2, 2013).

10.5
Amended and Restated Employment Agreement effective August 1, 2013, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 2, 2013).

10.6
Amended and Restated Employment Agreement effective August 1, 2013, by and between ePlus inc. and Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 2, 2013).

10.7
Amended and Restated Employment Agreement effective August 1, 2013, by and between ePlus inc. and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 2, 2013).

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

ePlus inc.

Date: August 7, 2013	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)