Form 10-Q
period 2013-09-30
EPLUS INC
filed 2013-11-08
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of October 31, 2013 was 8,171,006.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,” “expect,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
we  offer a comprehensive set of solutions— integrating information technology (IT) hardware sales, third-party maintenance, third-party software assurance, professional services, proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:

•	managing a diverse product set of solutions in highly competitive markets with a small number of key vendors;
•	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
•	integrating with external IT systems, including those of our customers and vendors;
•	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
•	reliance on third parties to perform some of our service obligations;
•	our dependence on key personnel, and our ability to hire and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents, and, when appropriate, protect license required technology;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry and/or rapid changes in product offerings;
•	our ability to secure our electronic and other confidential information;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions;
•	future growth rates in our core businesses;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors;
•	our ability to successfully integrate acquired businesses;
•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	reduction of manufacturer incentives provided to us;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and other regulations; and
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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2013	March 31, 2013
ASSETS	(in thousands)

Cash and cash equivalents	$53,696	$52,720
Short-term investments	-	982
Accounts receivable—trade, net	160,008	173,445
Accounts receivable—other, net	35,397	18,809
Inventories—net	20,202	14,795
Notes receivable—net	49,110	31,893
Investment in leases and leased equipment—net	91,421	90,710
Property and equipment—net	3,963	2,213
Deferred costs	8,350	10,234
Other assets	10,220	9,107
Goodwill and other intangible assets	32,934	32,964
TOTAL ASSETS	$465,301	$437,872

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$13,523	$5,379
Accounts payable—trade	31,042	31,331
Accounts payable—floor plan	80,294	66,251
Salaries and commissions payable	10,617	12,911
Deferred revenue	14,886	16,970
Accrued expenses and other liabilities	13,692	20,264
Recourse notes payable	1,520	1,484
Non-recourse notes payable	42,148	40,255
Deferred tax liability	4,795	4,795
Total Liabilities	212,517	199,640

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 13,025,021 issued and 8,170,282 outstanding at September 30, 2013 and 12,899,386 issued and 8,149,706 outstanding at March 31, 2013	130	129
Additional paid-in capital	103,684	99,641
Treasury stock, at cost, 4,854,739 and 4,749,680 shares, respectively	(73,207)	(67,306)
Retained earnings	221,804	205,358
Accumulated other comprehensive income—foreign currency translation adjustment	373	410
Total Stockholders' Equity	252,784	238,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$465,301	$437,872

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(amounts in thousands, except shares and per share data)

Sales of product and services	$261,283	$250,178	$508,320	$484,460
Financing revenue	8,001	7,413	18,761	15,313
Fee and other income	1,845	2,460	3,365	5,002

TOTAL REVENUES	271,129	260,051	530,446	504,775

COSTS AND EXPENSES

Cost of sales, product and services	214,854	205,199	418,184	399,590
Direct lease costs	3,495	2,461	6,748	4,704
	218,349	207,660	424,932	404,294

Professional and other fees	1,908	2,707	5,146	5,820
Salaries and benefits	29,685	26,919	60,367	53,273
General and administrative expenses	6,059	5,411	11,060	10,066
Interest and financing costs	433	446	893	851
	38,085	35,483	77,466	70,010

TOTAL COSTS AND EXPENSES	256,434	243,143	502,398	474,304

EARNINGS BEFORE PROVISION FOR INCOME TAXES	14,695	16,908	28,048	30,471

PROVISION FOR INCOME TAXES	6,104	6,875	11,607	12,376

NET EARNINGS	$8,591	$10,033	$16,441	$18,095

NET EARNINGS PER COMMON SHARE—BASIC	$1.07	$1.26	$2.05	$2.27
NET EARNINGS PER COMMON SHARE—DILUTED	$1.06	$1.25	$2.03	$2.25

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	7,975,590	7,770,206	7,944,932	7,745,506
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,019,557	7,847,227	8,006,572	7,822,079

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	( amounts in thousands)

NET EARNINGS	$8,591	$10,033	$16,441	$18,095

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	57	91	(37)	41
Other comprehensive income (loss)	57	91	(37)	41

TOTAL COMPREHENSIVE INCOME	$8,648	$10,124	$16,404	$18,136

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2013	2012
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$16,441	$18,095

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	7,359	5,615
Reserves for credit losses, inventory obsolescence and sales returns	211	137
Share-based compensation expense	1,954	1,578
Excess tax benefit from exercise of stock options	(1,536)	(756)
Payments from lessees directly to lenders—operating leases	(4,062)	(2,391)
Gain on disposal of property, equipment and operating lease equipment	(1,001)	(560)
Gain on sale of notes receivable	(4,025)	(525)
Excess increase in cash value of life insurance	(67)	(75)
Other	109	(255)
Changes in:
Accounts receivable—trade	12,897	(11,958)
Accounts receivable—other	(4,087)	(7,593)
Notes receivable	(624)	1,028
Inventories	(5,043)	7,635
Investment in direct financing and sale-type leases—net	(7,569)	(795)
Deferred costs, other intangible assets and other assets	1,513	(506)
Accounts payable—equipment	1,700	(9,081)
Accounts payable—trade	(222)	(2,037)
Salaries and commissions payable, deferred revenue and accrued expenses and other liabilities	(8,387)	(4,949)
Net cash provided by (used in) operating activities	$5,561	$(7,393)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	$1,929	$877
Purchases of property, equipment and operating lease equipment	(6,759)	(6,223)
Purchases of assets to be leased	(7,032)	-
Purchases of short-term investments	-	(1,232)
Maturities of short-term investments	982	6,658
Issuance of notes receivable	(45,847)	(17,237)
Repayments of notes receivable	16,031	9,387
Proceeds from sale or transfer of notes receivable	15,456	13,420
Premiums paid on life insurance	(93)	(43)
Net cash provided by (used in) investing activities	$(25,333)	$5,607

UNAUDITED CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – continued

	Six Months Ended September 30,
	2013	2012
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$12,779	$14,605
Repayments of non-recourse and recourse notes payable	(1,135)	(500)
Repurchase of common stock	(5,901)	(1,557)
Dividends paid	(105)	-
Proceeds from issuance of capital stock through option exercise	559	178
Payments of contingent consideration	(1,027)	-
Excess tax benefit from share based compensation	1,536	756
Net borrowings (repayments) on floor plan facility	14,042	(1,545)
Net cash provided by financing activities	20,748	11,937

Effect of exchange rate changes on cash	-	6

Net Increase in Cash and Cash Equivalents	976	10,157

Cash and Cash Equivalents, Beginning of Period	52,720	33,778

Cash and Cash Equivalents, End of Period	$53,696	$43,935

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15	$1
Cash paid for income taxes	$10,334	$6,738

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$71	$62
Purchase of operating lease equipment included in accounts payable	$241	$175
Purchase of assets financed as notes receivables included in accounts payable	$10,664	$-
Proceeds from sales of operating lease equipment included in accounts receivable	$12	$143
Repayments of non-recourse and recourse notes payable	$9,715	$7,374
Vesting of share-based compensation	$7,769	$3,558
Origination and concurrent sale of notes receivable	$80,769	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2013	8,149,706	$129	$99,641	$(67,306)	$205,358	$410	$238,232

Issuance of shares for option exercises	40,000	-	559	-	-	-	559
Excess tax benefit of share- based compensation	-	-	1,536	-	-	-	1,536
Issuance of restricted stock awards	85,635	1	-	-	-	-	1
Share-based compensation			1,948	-	5	-	1,953
Repurchase of common stock	(105,059)	-	-	(5,901)	-	-	(5,901)
Net earnings	-	-	-	-	16,441	-	16,441
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-	(37)	(37)

Balance, September 30, 2013	8,170,282	$130	$103,684	$(73,207)	$221,804	$373	$252,784

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three and six months ended September 30, 2013 and 2012 are unaudited, but include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in equity and cash flows for such periods. Operating results for the three and six months ended September 30, 2013 and 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2014 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2013 (“2013 Annual Report”), which should be read in conjunction with these interim financial statements.

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

ACCOUNTS RECEIVABLE—TRADE — Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. Our reserve for credit losses was $1.0 million as of September 30, 2013 and March 31, 2013.

ACCOUNTS RECEIVABLE—OTHER — Accounts receivable—other consists of advances and payments made on behalf of our customers, as well as amounts due from vendors. Prior to the effective date of a lease or financing arrangement with our customer, any payments made by our financing segment for products and services for our customers are presented in accounts receivable—other as we generally act as an agent of our customer until the financing arrangement is accepted by our customer. We also receive incentives from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. These incentives generally relate to vendor programs with specified performance requirements, and estimated amounts earned but not paid by the vendors are included in accounts receivable—other. Our reserve for credit losses was $0.1 million as of September 30, 2013 and March 31, 2013.

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

For the sale of third party software assurance, maintenance and services we concluded that we are acting as an agent and recognize revenue for these transactions on a net basis at the date of sale, which is presented within sales of products and services in our unaudited condensed consolidated statements of operations. Gross billings for all products and services for the three months ended September 30, 2013 and September 30, 2012 were $321.2 million and $318.8 million, respectively. Gross billings for all products and services for the six months ended September 30, 2013 and September 30, 2012 were $624.4 million and $597.6 million, respectively.

DEFERRED COSTS AND DEFERRED REVENUE – Deferred costs include internal and third party costs associated with deferred revenue arrangements. Deferred revenue relate to professional services, which are generally recognized upon completion, and maintenance, managed service or hosting arrangements that are recognized on a straight-line basis over the term of the arrangement.

EARNINGS PER SHARE — Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could participate in our earnings, including incremental shares issuable upon the assumed exercise of “in-the-money” stock options and other common stock equivalents during each period. We use the two-class method to allocate net income between common shares and other participating securities. For additional information, see Note 8, “Earnings Per Share”.

CONCENTRATIONS OF RISK — Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, notes receivable and investments in direct financing and sales-type leases. Cash and cash equivalents and short-term investments are maintained principally with financial institutions in the United States, which have high credit ratings. Risk associated with our accounts receivable, notes receivable and investments in direct financing and sales-type leases is reduced by the large number of diverse industries comprising our customer base and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated through the underlying collateral and whether the lease is funded with recourse or non-recourse notes payable.

A substantial portion of our sales of product and services are from sales of Cisco, Hewlett Packard, and NetApp products, which represented 46.8%, 11.2%, and 5.5%, and 50.5%, 10.4%, and 7.4%, respectively, of our sales of product and services for the three and six months ended September 30, 2013, as compared to 49.8%, 10.0%, and 7.2%, and 51.6%, 10.1%, and 6.7%, respectively, of our sales of product and services for the three and six months ended September 30, 2012. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — There were no new accounting standards issued during the three months ended September 30, 2013 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

2.	FINANCING INVESTMENTS

Our investments in leases, leased equipment and notes receivables consist of assets that we financed for our customers, which we manage as a portfolio of financing investments. Our leases to our customers are accounted for as investments in direct financing, sales-type or operating leases in accordance with Codification Topic, Leases. We also finance third-party software and services for our customers, which are classified as notes receivables. Our notes receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased products. Our financing investments consist of the following (in thousands):

	September 30,	March 31,
	2013
Notes receivable—net	$49,110	$31,893
Investment in direct financing and sales-type leases—net	66,229	66,243
Investment in operating lease equipment—net	25,192	24,467
	$140,531	$122,603

NOTES RECEIVABLE—NET

Our notes receivable balance as of September 30, 2013 and March 31, 2013 consists of the following (in thousands):

	September 30,	March 31,
	2013
Notes receivable	$52,233	$35,030
Less: Reserve for credit losses	(3,123)	(3,137)
Notes receivable—net	$49,110	$31,893

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	September 30,	March 31,
	2013
Minimum lease payments	$63,529	$64,614
Estimated unguaranteed residual value (1)	7,796	7,557
Initial direct costs, net of amortization (2)	658	684
Less: Unearned lease income	(4,856)	(5,767)
Less: Reserve for credit losses (3)	(898)	(845)
Investment in direct financing and sales-type leases—net	$66,229	$66,243

(1)
Includes estimated unguaranteed residual values of $3,647 thousand and $3,361 thousand as of September 30, 2013 and March 31, 2013, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic, Transfers and Servicing.

(2)	Initial direct costs are shown net of amortization of $509 thousand and $479 thousand as of September 30, 2013 and March 31, 2013, respectively.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	September 30,	March 31,
	2013
Cost of equipment under operating leases	$45,971	$46,106
Less: Accumulated depreciation and amortization	(20,779)	(21,639)
Investment in operating lease equipment—net (1)	$25,192	$24,467

(1)	Includes estimated unguaranteed residual values of $7,009 thousand and $7,763 thousand as of September 30, 2013 and March 31, 2013, respectively, for operating leases.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing investments, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. See Note 6, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which is presented within financing revenues in the unaudited condensed consolidated statement of operations. During the three months ended September 30, 2013 and 2012, we recognized net gains of $1.2 million and $0.5 million, respectively. Total proceeds from these sales were $34.9 million and $12.6 million for the three months ended September 30, 2013 and 2012, respectively. For the six months ended September 30, 2013 and 2012, we recognized net gains of $5.6 million and $1.7 million, respectively, and total proceeds from these sales were $122.4 million and $42.0 million, respectively.

During the quarter ended June 30, 2013, we transferred the payments due under a note receivable to third-party lenders which were accounted for as a sale. Upon subsequent review, we identified certain forms of continuing involvement, which was completed in July 2013. Accordingly, the assignment should have been accounted for as a secured borrowing as of June 30, 2013 and subsequently met the sale criteria in July 2013. We concluded that the impact on our quarterly results for the quarter ended June 30, 2013 was not material.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	September 30,	March 31,
	2013
Goodwill	$28,660	$28,660
Customer relationships	2,418	2,897
Capitalized software development	1,856	1,407
	$32,934	$32,964

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. As of September 30, 2013 and March 31, 2013, goodwill attributed to our technology and software document management reporting units was $27.6 million and $1.1 million, respectively.

The gross carrying amount and accumulated amortization of customer relationships were $6.5 million and $4.0 million, respectively, as of September 30, 2013, and $6.5 million and $3.6 million, respectively, as of March 31, 2013. The gross carrying amount and accumulated amortization of capitalized software development costs were $2.5 million and $0.7 million, respectively, as of September 30, 2013, and $1.8 million and $0.4 million, respectively, as of March 31, 2013. Customer relationships and capitalized software development costs are amortized over their estimated useful live, which is generally between 3 to 5 years.

4.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2013	$1,147	$3,137	$845	$5,129
Provision for bad debts, net of recoveries	152	(14)	53	191
Write-offs and other	(121)	-	-	(121)
Balance September 30, 2013	$1,178	$3,123	$898	$5,199

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2012	$1,307	$2,963	$1,336	$5,606
Provision for bad debts, net of recoveries	(206)	117	19	(70)
Write-offs and other	(48)	-	(3)	(51)
Balance September 30, 2012	$1,053	$3,080	$1,352	$5,485

Our reserves for credit losses and minimum payments associated with our notes receivables and lease related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	September 30, 2013		March 31, 2013
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$296	$796	$310	$747
Ending balance: individually evaluated for impairment	2,827	102	2,827	98
Ending balance	$3,123	$898	$3,137	$845

Minimum payments:
Ending balance: collectively evaluated for impairment	$48,996	$63,131	$31,793	$64,246
Ending balance: individually evaluated for impairment	3,237	398	3,237	368
Ending balance	$52,233	$63,529	$35,030	$64,614

As of September 30, 2013, we had $3.3 million of receivables from a specific customer in bankruptcy and total reserves for credit losses of $2.8 million, which represented our estimated probable loss. As of March 31, 2013, we had $3.4 million of receivables from this customer and total reserves for credit losses of $2.8 million.

As of September 30, 2013, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Notes Payable	Net Credit Exposure

September 30, 2013

High CQR	$63	$14	$146	$223	$344	$38,388	$38,955	$(1,967)	$(6,354)	$30,634
Average CQR	8	2	12	22	99	24,055	24,176	(1,508)	(10,635)	12,033
Low CQR	-	-	61	61	-	337	398	(31)	-	367
Total	71	16	219	306	443	62,780	63,529	(3,506)	(16,989)	43,034

March 31, 2013

High CQR	$454	$316	$28	$798	$322	$38,278	$39,398	$(2,777)	$(10,337)	$26,284
Average CQR	51	51	5	107	101	24,640	24,848	(1,596)	(7,857)	15,395
Low CQR	-	-	61	61	-	307	368	(39)	-	329
Total	505	367	94	966	423	63,225	64,614	(4,412)	(18,194)	42,008

As of September 30, 2013, the age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non-Recourse Notes Payable	Net Credit Exposure

September 30, 2013

High CQR	$33	$33	$4,470	$4,536	$225	$39,347	$44,108	$(12,469)	$31,639
Average CQR	-	-	-	-	723	4,165	4,888	(2,096)	2,792
Low CQR	-	-	791	791	-	2,446	3,237	-	3,237
Total	$33	$33	$5,261	$5,327	$948	$45,958	$52,233	$(14,565)	$37,668

March 31, 2013

High CQR	$1,342	$127	$832	$2,301	$3,450	$22,097	$27,848	$(5,621)	$22,227
Average CQR	1,379	-	-	1,379	-	2,566	3,945	(1,203)	2,742
Low CQR	-	-	726	726	-	2,511	3,237	-	3,237
Total	$2,721	$127	$1,558	$4,406	$3,450	$27,174	$35,030	$(6,824)	$28,206

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 50% - 100% for customers with low CQR, which includes customers in bankruptcy.

5.	OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	September 30,	March 31,
	2013

Unbilled accounts receivable	$744	$3,095
Prepaid assets	4,255	2,667
Other	5,221	3,345
Total other assets	$10,220	$9,107

	September 30,	March 31,
	2013

Accrued expenses	$6,013	$9,533
Other	7,679	10,731
Total accrued expenses and other liabilities	$13,692	$20,264

Other assets include cash surrender value of life insurance policies, escrow deposits and off-lease equipment. Other liabilities include accrued taxes, deferred compensation, and lease rental payments due to third parties.

6.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	September 30,	March 31,
	2013

Recourse note payable at 4.84% maturing on March 2, 2017	$1,520	$1,484

Non-recourse notes payable secured by related investments in notes receivables and leases with interest rates ranging from 2.00% to 10.0% at September 30, 2013 and March 31, 2013	$42,148	$40,255

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 3.82% and 4.23%, as of September 30, 2013 and March 31, 2013, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $80.3 million and $66.3 million as of September 30, 2013 and March 31, 2013, respectively. Under the accounts receivable component, we had no outstanding balances as of September 30, 2013 and March 31, 2013. As of September 30, 2013, the facility agreement had an aggregate limit of the two components of $175.0 million, and the accounts receivable component had a sub-limit of $30.0 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2013. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

We have an agreement with First Virginia Community Bank, (formerly 1st Commonwealth Bank of Virginia), to provide us with a $0.5 million credit facility, which matures on October 27, 2014. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of September 30, 2013 and March 31, 2013, we had no outstanding balance on this credit facility.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 19, 2009, we filed a complaint (the "Lawson litigation") in the United States District Court for the Eastern District of Virginia (the “trial court”) against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. During July and August 2009, we entered into settlement and license agreements with three of the defendants. We obtained a jury verdict against the remaining defendant, Lawson Software, Inc. (“Lawson”) on January 27, 2011. The jury unanimously found that Lawson infringed certain ePlus patents relating to electronic procurement systems, and additionally found that all ePlus patent claims tried in court were not invalid.

On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson appealed the trial court’s judgment, and we appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the trial court’s ruling precluding us from seeking monetary damages. The Appeals Court also upheld the finding that the patent claims were not invalid and upheld, in part, the finding of infringement. On June 11, 2013, consistent with the Appeals Court’s decision, the trial court issued an Order modifying the injunction so that it would continue in full effect with respect to those configurations of Lawson’s electronic procurement systems that the Appeals Court affirmed are infringing.

On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence, that Lawson is in contempt of the trial court’s May 23, 2011, injunction, entering judgment in our favor in the amount of $18.2 million, and ordering that Lawson pay to the court a daily coercive fine in the amount of $62,362 until Lawson establishes that it is in compliance with the injunction. Lawson has appealed both the order modifying the injunction, and the order finding it in contempt. Lawson posted a bond, and collection of the judgment has been stayed pending the appeal. Briefing on the appeals is scheduled through January 2014, however, we do not know if or when the Appeals Court will hold oral arguments, or when it will issue a ruling. Additionally, upon Lawson’s request, the Appeals Court has granted a stay, pending appeal, of the daily coercive fine. However, the Appeals Court did not stay the trial court’s order to the extent that Lawson is required to immediately comply with the injunction. Court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

Patent litigation is extremely complex and issues regarding a patent’s validity can arise even subsequent to a patent’s issuance.  Reexamination proceedings concerning the validity of a patent at issue in the Lawson litigation are currently ongoing, and an adverse decision in those proceedings has been issued by the United States Patent and Trademark Office’s Patent Trial and Appeal Board.  We have appealed that decision to the United States Court of Appeals for the Federal Circuit. An unfavorable decision in that appeal may adversely affect the Lawson litigation. As noted above, court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

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

Other Matters

We may become party to various legal proceedings arising in the normal course of business, including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, and claims related to alleged violations of laws and regulations. We accrue for costs associated with these contingencies when a loss is probable and the amount is reasonably estimable. Refer to Note 4, "Reserves for Credit Losses," for information regarding loss contingencies associated with our accounts, notes and lease-related receivables.

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Certain unvested shares of restricted stock awards (“RSAs”) contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. As of September 30, 2013, we had 45 thousand shares of RSAs that contained non-forfeitable rights to dividends, which vest over the next 9 months. In addition, we no longer grant RSAs that contain non-forfeitable rights to dividends.

We corrected our reported earnings per share for the three and six months ended September 30, 2012. The weighted average shares outstanding used to calculate diluted earnings per common share decreased by 74 thousand and 91 thousand for the three and six months ended September 30, 2012, respectively. Basic and diluted earnings per share decreased by $0.03 and $0.02, respectively, for the three months ended September 30, 2012. Basic and diluted earnings per share decreased by $0.06 and $0.04, respectively, for the six months ended September 30, 2012.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2013 and September 30, 2012 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic and diluted shares outstanding
Weighted average shares outstanding — basic	7,976	7,770	7,945	7,745
Effect of dilutive shares	44	77	62	77
Weighted average shares outstanding — diluted	8,020	7,847	8,007	7,822

Calculation of earnings per share - basic
Net earnings	$8,591	$10,033	$16,441	$18,095
Net earnings attributable to participating securities	66	234	192	497
Net earnings attributable to common shareholders	$8,525	$9,799	$16,249	$17,598

Earnings per share - basic	$1.07	$1.26	$2.05	$2.27

Calculation of earnings per share - diluted
Net earnings attributable to common shareholders— basic	$8,525	$9,799	$16,249	$17,598
Add: undistributed earnings attributable to participating securities	-	2	1	5
Net earnings attributable to common shareholders— diluted	$8,525	$9,801	$16,250	$17,603

Earnings per share - diluted	$1.06	$1.25	$2.03	$2.25

All unexercised stock options were included in the computations of diluted earnings per share for the three and six months ended September 30, 2012. As of September 30, 2013, we had no unexercised stock options.

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

During the six months ended September 30, 2013, we repurchased 62,986 shares of our outstanding common stock at an average cost of $53.92 per share for a total purchase price of $3.4 million. Since the inception of our initial repurchase program on September 20, 2001 to September 30, 2013, we have repurchased 4.7 million shares of our outstanding common stock at an average cost of $14.47 per share for a total purchase price of $68.7 million.

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

Stock Option Activity

During the three and six months ended September 30, 2013 and 2012, there were no stock options granted. As of April 1, 2013, we had 40,000 options outstanding with an average exercise price between $12.73 and $15.25. During the six months ended September 30, 2013, all 40,000 shares were exercised. As of September 30, 2013, we had no outstanding shares of stock options.

Restricted Stock Activity

For the six months ended September 30, 2013, we granted 8,520 restricted shares under the 2008 Director LTIP, and 77,115 restricted shares under the 2012 Employee LTIP. For the six months ended September 30, 2012, we granted 7,831 restricted shares under the 2008 Director LTIP, and 96,590 restricted shares under the 2008 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2013	246,048	$26.32
Granted	85,635	$57.39
Vested	(131,348)	$24.39
Nonvested September 30, 2013	200,335	$41.03

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2008 Director LTIP, 2008 Employee LIIP and 2012 Employee LTIP allow us, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. During the six months ended September 30, 2013, we withheld 42,073 shares of common stock at a value of $2.5 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, which is based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2013 and 2012, we recognized $1,068 thousand and $915 thousand, respectively, of total share-based compensation expense. During the six months ended September 30, 2013 and 2012, we recognized $1.9 million and $1.6 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $7.1 million, which will be fully recognized over the next 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For the three months ended September 30, 2013 and 2012, our contribution expense for the plan was approximately $147 thousand and $236 thousand, respectively. For the six months ended September 30, 2013 and 2012, our contribution expense for the plan was approximately $524 thousand and $465 thousand, respectively.

11.	INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of September 30, 2013, our gross liability related to uncertain tax positions was $316 thousand. At September 30, 2013, if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $439 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We recorded interest expense of $4 thousand and $9 thousand for the three months and six months ended September 30, 2013 and 2012. We did not recognize any additional penalties. We had $206 thousand and $189 thousand accrued for the payment of interest at September 30, 2013 and 2012, respectively.

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

The following table summarizes the fair value hierarchy of our contingent consideration liability as of March 31, 2013 (in thousands):

		Fair Value Measurement Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Liabilities:

Contingent consideration	$918	$-	$-	$918	$-

For the six months ended September 30, 2013, the adjustment to the fair value of the contingent consideration was an increase of $355 thousand, which was presented within general and administrative expenses in our unaudited consolidated statement of operations. During the six months ended September 30, 2013, we paid $1,272 thousand in consideration to satisfy our contingent liability. As of September 30, 2013, there were no outstanding amounts due under the contingent consideration arrangement.

For the six months ended September 30, 2012, the adjustment to the fair value of the contingent consideration was a decrease of $170 thousand, which was presented as a reduction to general and administrative expenses in our unaudited consolidated statement of operations.

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

Both segments utilize our proprietary software and services within the organization. Our reportable segment information is as follows (in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$261,283	$-	$261,283	$250,178	$-	$250,178
Financing revenue	-	8,001	8,001	-	7,413	7,413
Fee and other income	1,829	16	1,845	1,591	869	2,460
Total revenues	263,112	8,017	271,129	251,769	8,282	260,051

Cost of sales, product and services	214,854	-	214,854	205,199	-	205,199
Direct lease costs	-	3,495	3,495	-	2,461	2,461
Professional and other fees	1,580	328	1,908	2,260	447	2,707
Salaries and benefits	27,244	2,441	29,685	24,414	2,505	26,919
General and administrative expenses	5,701	358	6,059	5,011	400	5,411
Interest and financing costs	26	407	433	21	425	446
Total costs and expenses	249,405	7,029	256,434	236,905	6,238	243,143
Earnings before provision for income taxes	$13,707	$988	$14,695	$14,864	$2,044	$16,908

Total assets	$269,149	$196,152	$465,301	$250,138	$190,656	$440,794

	Six Months Ended September 30, 2013			Six Months Ended September 30, 2012
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$508,320	$-	$508,320	$484,460	$-	$484,460
Financing revenue	-	18,761	18,761	-	15,313	15,313
Fee and other income	3,286	79	3,365	3,593	1,409	5,002
Total revenues	511,606	18,840	530,446	488,053	16,722	504,775

Cost of sales, product and services	418,184	-	418,184	399,590	-	399,590
Direct lease costs	-	6,748	6,748	-	4,704	4,704
Professional and other fees	4,443	703	5,146	4,763	1,057	5,820
Salaries and benefits	55,142	5,225	60,367	48,496	4,777	53,273
General and administrative expenses	10,515	545	11,060	9,450	616	10,066
Interest and financing costs	46	847	893	52	799	851
Total costs and expenses	488,330	14,068	502,398	462,351	11,953	474,304
Earnings before provision for income taxes	$23,276	$4,772	$28,048	$25,702	$4,769	$30,471

Total assets	$269,149	$196,152	$465,301	$250,138	$190,656	$440,794

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2013.  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report and in Part II, Item 1A, “Risk Factors,” in this report on Form 10-Q.

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

Financial Summary

In recent years, the United States experienced substantial uncertainty in the economic environment, including financial market disruption. In addition, the debt crisis in certain countries in the European Union as well as the United States federal budget and debt ceiling debates has contributed to continuing economic weakness and uncertainty in the United States. A reoccurrence of the economic downturn could cause our current and potential customers to once again delay or reduce technology purchases and result in longer sales cycles, slower adoption of new technologies and increased price competition. Credit risk associated with our customers and vendors may also be adversely impacted. In addition, although we do not anticipate the need for additional capital in the near term due to our current financial position, a reoccurrence of the economic downturn may adversely affect our access to additional capital.

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

During the three months ended September 30, 2013, total revenue increased 4.3% to $271.1 million and total costs and expenses increased 5.5% to $256.4 million, as compared to the same period last fiscal year. During the six months ended September 30, 2013, total revenue increased 5.1% to $530.4 million and total costs and expenses increased 5.9% to $502.4 million, as compared to the same period last fiscal year. We had open orders of $65.7 million as of September 30, 2013, compared to $54.8 million as of September 30, 2012. Open orders represent orders received from our customers that have not been shipped. These orders are normal course of business transactions, which we expect to be processed within our customary time frame. To drive our growth and to expand our geographical footprint and solution offerings, we increased hiring in our technology segment. We expanded from 851 employees as of September 30, 2012 to 940 employees as of September 30, 2013.

Gross margin for product and services was 17.8% and 18.0% during the three months ended September 30, 2013 and 2012, respectively. The decrease in our gross margin was impacted by the amount of vendor incentives earned as well as the amount of revenues from third party software assurance, maintenance and services, which are presented on a net basis. During the six months ended September 30, 2013 and 2012, our gross margin for product and services was 17.7% and 17.5%, respectively. The increase was primarily due to higher service margins. Our gross margin on sales of product and services increased sequentially from 17.7% for the three months ended June 30, 2013 to 17.8% for the three months ended September 30, 2013. Gross margins on sales of product and services are subject to variability due to changes in the amount of vendor incentives earned, the pricing and product mix of sales to our customers and the amount of third party software assurance, maintenance and services sold, which are presented on a net basis.

Net earnings for the three months ended September 30, 2013 decreased 14.4% to $8.6 million, compared to the three months ended September 30, 2012. Net earnings for the six months ended September 30, 2013 decreased 9.1% to $16.4 million, compared to the six months ended September 30, 2012. Cash and cash equivalents were $53.7 million at September 30, 2013, up from $52.7 million at March 31, 2013.

Business Segment Overview

Technology Segment

The technology segment sells IT equipment, software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our consolidated statements of operations under sales of product and services and fee and other income. Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with us, which stipulate the terms and conditions of the relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with governments is based on public bids and our written bid responses.

A substantial portion of our sales of product and services are from sales of Cisco, Hewlett Packard, and NetApp products, which represented 50.5%, 10.4%, and 7.4%, respectively, of our sales of product and services for the six months ended September 30, 2013, as compared to 51.6%, 10.1%, and 6.7%, respectively, of our sales of product and services for the six months ended September 30, 2012.

Included in sales of product and services are revenues derived from performing advanced professional services that may be bundled with sales of equipment, as well as managed services. Our professional service engagements are generally governed by statements of work, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials. Our managed service arrangements include network and infrastructure maintenance, monitoring and security contracts, which generally range between one to five years.

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

We also generate revenue in our technology segment through hosting arrangements and sales of our Internet-based business-to-business supply chain management software, agent fees received from various manufacturers, support fees, and warranty reimbursements. Our revenues include earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. These revenues are reflected on our unaudited condensed consolidated statements of operations under fee and other income.

Financing Segment

The financing segment offers financing solutions to domestic governmental entities and corporations nationwide and in certain other countries. The financing segment derives revenue primarily from leasing IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under financing revenues on our unaudited condensed consolidated statements of operations. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services through notes receivable. These revenues are included in financing revenues on our unaudited condensed consolidated statements of operations.

Financing revenues consists of interest income on notes receivable, direct financing and sales-type leases, revenue from operating leases, net gains or losses on the transfer of financial assets, net gains on the sales of equipment at the end of a lease, as well as other financing revenue.

We classify investments in leases as a direct financing lease, sales-type lease, or operating lease, as appropriate.

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

We account for the transfer of financial assets as sales or secured borrowings in accordance with Transfers and Servicing in the Codification. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. For transfers accounted for as sales, we recognize a net gain or loss on the sale, which is presented within the financing revenues in the unaudited condensed consolidated statement of operations.

Our financing segment sells the equipment underlying a lease to the lessee or a third-party other than the lessee. These sales occur at the end of the lease term and revenues from the sales of such equipment are recognized at the date of sale. The net gain or loss on these transactions is presented within financing revenue in our unaudited condensed consolidated statement of operations.

At times we sell the title to equipment under lease to a third-party and retain remarketing rights, which includes rights to a certain amount of the proceeds upon sale of the equipment. Remarketing fees earned are reflected in our unaudited condensed consolidated statements of operations under fee and other income.

Our financing revenues include earnings from certain transactions that are inconsistent, such as net gains on the transfer of financial assets, net gains from sales of the equipment underlying a lease and remarketing fees. There is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards issued during the three and six months ended September 30, 2013 that materially impacted our condensed consolidated financial statements or are likely to materially impact our financial statements or related disclosures in a future period.

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

We account for the transfer of financial assets as sales or secured borrowings in accordance with Transfers and Servicing in the Codification. For transfers that qualify for sale treatment, we recognize a net gain on the effective date of the transfer, which is presented within financing revenues in our unaudited condensed consolidated statements of operations.

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

We perform a two-step process to assess our goodwill for impairment. First, we compare the fair value of each of our reporting units with its carrying value. We estimate the fair value of the reporting unit using various valuation methodologies, including discounted expected future cash flows. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is necessary. If the net book value of a reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the fair value of goodwill in the same manner as if our reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

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

Management’s determination of the adequacy of the reserve for credit losses for minimum lease payments associated with investments in direct financing and sales-type leases may be based on the following factors: an internally assigned credit quality rating, historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, the fair value of the underlying collateral, and the funding status (i.e. not funded, funded on a recourse or partial recourse basis, or funded on non-recourse basis), and other relevant factors.

The reserve for credit losses as of September 30, 2013 and March 31, 2013 included a specific reserve of $2.8 million, due to one specific customer, which filed for bankruptcy in May 2012.

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

RESULTS OF OPERATIONS

The Three and Six Months Ended September 30, 2013 Compared to the Three and Six Months Ended September 30, 2012

Technology Segment

The results of operations for our technology segment for the three and six months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2013	2012	Change		2013	2012	Change
Sales of product and services	$261,283	$250,178	$11,105	4.4%	$508,320	$484,460	$23,860	4.9%
Fee and other income	1,829	1,591	238	15.0%	3,286	3,593	(307)	(8.5%)
Total revenues	263,112	251,769	11,343	4.5%	511,606	488,053	23,553	4.8%

Cost of sales, product and services	214,854	205,199	9,655	4.7%	418,184	399,590	18,594	4.7%
Professional and other fees	1,580	2,260	(680)	(30.1%)	4,443	4,763	(320)	(6.7%)
Salaries and benefits	27,244	24,414	2,830	11.6%	55,142	48,496	6,646	13.7%
General and administrative	5,701	5,011	690	13.8%	10,515	9,450	1,065	11.3%
Interest and financing costs	26	21	5	23.8%	46	52	(6)	(11.5%)
Total costs and expenses	249,405	236,905	12,500	5.3%	488,330	462,351	25,979	5.6%
Segment earnings	$13,707	$14,864	$(1,157)	(7.8%)	$23,276	$25,702	$(2,426)	(9.4%)

Total revenues. Total revenues during the three months ended September 30, 2013 were $263.1 million compared to $251.8 million during the three months ended September 30, 2012, an increase of 4.5%, which was due to increases in demand for our products and services. Total revenues increased 4.8% during the six months ended September 30, 2013 to $511.6 million compared to $488.1 million during the six months ended September 30, 2012. We experienced year over year increases in the sales of product and services for all the quarters ended from September 30, 2012 through September 30, 2013. The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
September 30, 2012	6.8%	29.3%
December 31, 2012	(8.8%)	7.4%
March 31, 2013	(1.9%)	6.6%
June 30, 2013	10.4%	5.4%
September 30, 2013	5.8%	4.4%

Our gross margin for product and services was 17.8% and 18.0% during the three months ended September 30, 2013 and 2012, respectively. The decrease in our gross margin was impacted by the amount of vendor incentives earned as well as the amount of revenues from third party software assurance, maintenance and services, which are presented on a net basis. During the six months ended September 30, 2013 and 2012, our gross margin for product and services was 17.7% and 17.5%, respectively. The increase was primarily due to higher professional services margins. The change in the amount of vendor incentives earned during the three and six months ended September 30, 2013 resulted in a 0.5% and 0.3% decrease, respectively, in gross margins from the prior year. Our gross margin on sales of product and services increased sequentially from 17.7% for the three months ended June 30, 2013 to 17.8% for the three months ended September 30, 2013. This increase was due to higher professional services margins. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Total costs and expenses. Total costs and expenses for the three months ended September 30, 2013 increased $12.5 million, or 5.3%, to $249.4 million due to increases in cost of sales of product and services, salaries and benefits and general and administrative expenses. Total costs and expenses for the six months ended September 30, 2013 increased $26.0 million, or 5.6%, to $488.3 million due to increases in cost of sales of product and services, salaries and benefits and general and administrative expenses. The increase in cost of sales, product and services was consistent with the increase in sales of product and services for both the three and six months ended September 30, 2013.

Professional and other fees decreased $0.7 million, or 30.1%, to $1.6 million for the three months ended September 30, 2013, compared to $2.3 million during the three months ended September 30, 2012. This decrease was primarily due to a decrease of $0.4 million in fees related to the patent infringement litigation. Professional and other fees decreased $0.3 million, or 6.7%, to $4.4 million for the six months ended September 30, 2013, compared to $4.8 million during the six months ended September 30, 2012. This decrease was primarily due to fees of $0.9 million related to the restatement of our financial statements incurred in the same period of the prior year, offset by an increase of $0.2 million in fees related to the patent infringement litigation and other outside accounting and technical consulting fees.

Salaries and benefits expense increased $2.8 million, or 11.6%, to $27.2 million during the three months ended September 30, 2013, compared to $24.4 million during the three months ended September 30, 2012. For the six months ended September 30, 2013, salaries and benefits expense increased $6.6 million, or 13.7%, to $55.1 million, compared to $48.5 million during the six months ended September 30, 2012. These increases were driven by increases in the number of employees and related benefits as well as commission expenses. Our technology segment had 881 employees as of September 30, 2013, an increase of 88 from 793 at September 30, 2012. Most of the increase in personnel relates to sales and engineering personnel. We continue to invest in sales and engineering talent in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expense increased for the three and six months ended September 30, 2013 due to the increase in the gross profit from sales of product and services.

General and administrative expenses increased $0.7 million, or 13.8%, and $1.1 million, or 11.3%, during the three months and six months ended September 30, 2013, respectively, over the same periods for prior year. These increases were primarily due to increases in office locations and our sales force and engineering team as a result of our continued expansion efforts, which resulted in higher rent and travel expenses. In addition, we adjusted the fair value of contingent consideration related to a previous acquisition, which was settled and paid during the quarter.

Segment earnings before tax. As a result of the foregoing, earnings before provision for income taxes decreased $1.2 million, or 7.8%, and $2.4 million, or 9.4%, for the three months and six months ended September 30, 2013, respectively, over prior year periods.

Financing Segment

The results of operations for our financing segment for the three and six months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2013	2012	Change		2013	2012	Change
Financing revenue	$8,001	$7,413	$588	7.9%	$18,761	$15,313	$3,448	22.5%
Fee and other income	16	869	(853)	(98.2%)	79	1,409	(1,330)	(94.4%)
Total revenues	8,017	8,282	(265)	(3.2%)	18,840	16,722	2,118	12.7%

Direct lease costs	3,495	2,461	1,034	42.0%	6,748	4,704	2,044	43.5%
Professional and other fees	328	447	(119)	(26.6%)	703	1,057	(354)	(33.5%)
Salaries and benefits	2,441	2,505	(64)	(2.6%)	5,225	4,777	448	9.4%
General and administrative	358	400	(42)	(10.5%)	545	616	(71)	(11.5%)
Interest and financing costs	407	425	(18)	(4.2%)	847	799	48	6.0%
Total costs and expenses	7,029	6,238	791	12.7%	14,068	11,953	2,115	17.7%
Segment earnings	$988	$2,044	$(1,056)	(51.7%)	$4,772	$4,769	$3	0.1%

Total revenues. Total revenues decreased by $0.3 million, or 3.2%, to $8.0 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Financing revenues increased $0.6 million, or 7.9% for the three months ended September 30, 2013, as compared to the prior year primarily due to gains on sales of financial assets of $1.2 million during the three months ended September 30, 2013 compared to $0.5 million last year, due to a higher volume of transactions sold. Total proceeds from sales of financial assets were $34.9 million and $12.6 million for the three months ended September 30, 2013 and 2012, respectively.

Total revenues increased by $2.1 million, or 12.7%, to $18.8 million for the six months ended September 30, 2013, as compared to the prior year. Financing revenues increased $3.4 million, or 22.5%, for the six months ended September 30, 2013, as compared to the prior year primarily due to gains on sales of financial assets of $5.6 million during the six months ended September 30, 2013 compared to $1.7 million last year, due to a higher volume of transactions sold. Total proceeds from sales of financial assets were $122.4 million and $42.0 million for the six months ended September 30, 2013 and 2012, respectively. At September 30, 2013, we had $140.5 million of investment in notes and leases, compared to $130.5 million at September 30, 2012, an increase of $10.0 million, or 7.7%.

Fee and other income decreased $0.9 million and $1.3 million for the three months and six months ended September 30, 2013, respectively, over prior year due to decreases in remarketing income and broker fee income.

Total costs and expenses. For the three months ended September 30, 2013, total costs and expenses increased $0.8 million, or 12.7%. Direct lease costs increased $1.0 million, or 42.0%, to $3.5 million due to depreciation expense related to increases in operating leases. Our investment in operating leases increased to $25.2 million at September 30, 2013 from $21.7 million as of September 30, 2012. Professional and other fees decreased $0.1 million, or 26.6% due to lower broker and outside service fees.

Compared to the six months ended September 30, 2012, total costs and expenses for the six months ended September 30, 2013 increased $2.1 million, or 17.7%. Direct lease costs increased $2.0 million, or 43.5%, to $6.7 million due to depreciation expense related to operating leases. Professional and other fees decreased $0.4 million, or 33.5% due to lower broker and legal fees. Salaries and benefits expenses increased $448 thousand, or 9.4%, to $5.2 million due to higher commissions and bonuses as a result of the increase in revenues during the period. The number of personnel employed increased slightly to 59 as of September 30, 2013, compared to 58 as of September 30, 2012.

Interest and financing costs were consistent with prior periods. Non-recourse and recourse notes payable was $43.7 million at September 30, 2013, as compared to $34.7 million at September 30, 2012. Our weighted average interest rate for non-recourse notes payable was 3.82% and 5.22%, as of September 30, 2013 and September 30, 2012, respectively.

Segment earnings before tax. As a result of the foregoing, earnings before provision for income taxes decreased $1.1 million and increased $3 thousand for the three months and six months ended September 30, 2013, respectively, over prior year periods.

Consolidated

Income taxes. Our provision for income tax expense was $6.1 million and $11.6 million for the three months and six months ended September 30, 2013, respectively, as compared to $6.9 million and $12.4 million for the same periods last year. Our effective income tax rates for the three months and six months ended September 30, 2013 were 41.5% and 41.4%, respectively, as compared to 40.7% and 40.6% for the three months and six months ended September 30, 2012. The change in our effective income tax rate was due primarily to an increase in non-deductible compensation.

Net earnings. The foregoing resulted in net earnings of $8.6 million for the three months ended September 30, 2013, a decrease of 14.4%, as compared to $10.0 million during the three months ended September 30, 2012.  For the six months ended September 30, 2013, net earnings were $16.4 million, a decrease of 9.1%, as compared to $18.1 million during the six months ended September 30, 2012.

Basic and fully diluted earnings per common share were $1.07 and $1.06, respectively, for the three months ended September 30, 2013, as compared to $1.26 and $1.25, respectively, for the three months ended September 30, 2012. Basic and fully diluted earnings per common share were $2.05 and $2.03, respectively, for the six months ended September 30, 2013, as compared to $2.27 and $2.25, respectively, for the six months ended September 30, 2012.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2013 were 7,975,590 and 8,019,557, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2012 were 7,770,206 and 7,847,227, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2013 were 7,944,932 and 8,006,572, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2012 were 7,745,506 and 7,822,079, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance, or GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at September 30, 2013 or March 31, 2013, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

Our working capital generally fluctuates as a result of changes in demand for our products and services; however, specific changes in certain elements of working capital may not coincide with changes in other elements of our financial statements. The increase in accounts receivable—other is due to non-interest bearing advances made by our financing segment to third parties, which are generally due within 90 days. In our technology segment, amounts included in accounts receivable-other include vendor consideration earned but not received, which are generally recorded as reductions to inventory or cost of goods sold.

Our accounts receivable—trade decreased by $13.4 million, or 7.7%, from March 31, 2013 due to timing of billings from our fourth quarter of fiscal 2013 as compared to our second quarter of fiscal 2014, as well as an improvement in collections. Amounts in inventory increased $5.4 million from March 31, 2013 due to the timing of our deliveries, as we had an increase in the amount of inventory in-transit to our customers at the end of September 30, 2013. Our total accounts payable increased $21.9 million from March 31, 2013 due to increases in accounts payable—equipment related to the timing of payments for equipment under lease, and increases in the accounts payable—floor plan. The increase in accounts payable—floor plan was due to higher volumes of purchases of third-party product and services through the GECDF credit facility, which are generally paid within 30-60 days from the invoice date. This increase was partly offset by a decrease in accounts payable—trade, which includes certain purchases of third-party product and services procured from distributors and manufacturers that are generally paid between 15-30 days from the invoice date.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$5,561	$(7,393)
Net cash provided by (used in) investing activities	(25,333)	5,607
Net cash provided by financing activities	20,748	11,937
Effect of exchange rate changes on cash	-	6
Net increase in cash and cash equivalents	$976	$10,157

Net cash provided by (used in) operating activities. Cash provided by operating activities totaled $5.6 million during the six months ended September 30, 2013, compared to cash used in operations of $7.4 million during the same period last year. Cash provided by operating activities during the six months ended September 30, 2013 related to decreases in accounts receivable—trade of $12.9 million, offset by increases in accounts receivable—other of $4.1 million, inventories of $5.0 million and investment in direct financing and sales-type leases—net of $7.6 million, and decreases in salaries and commission payable, accrued expenses and other liabilities and deferred revenue of $8.4 million. Cash used during the six months ended September 30, 2012 resulted primarily from increases in accounts receivable—trade of $12.0 million and accounts receivable—other of $7.6 million, decreases in accounts payable—equipment and accounts payable—trade of $11.1 million, and salaries and commissions payable, deferred revenue and accrued expenses and other liabilities of $4.9 million, partially offset by a reduction in inventories of $7.6 million, depreciation and amortization expenses of $5.6 million and notes receivable of $1.0 million.

Net cash provided by (used in) investing activities. Cash used in investing activities was $25.3 million during the six months ended September 30, 2013, compared to cash provided by investing activities of $5.6 million during the same period last year. Cash used in investing activities during the six months ended September 30, 2013 was primarily driven by issuance of notes receivable (net of issuance, proceeds from the sale on notes, and repayments) of $14.4 million, purchase of assets to be leased of $7.0 million, and purchases of property, equipment and operating lease equipment of $6.8 million. Cash provided by investing activities during the six months ended September 30, 2012 was primarily driven by a net decrease in notes receivable of $5.6 million, and a decrease in short-term investments of $6.6 million, offset by purchases of property, equipment and operating lease equipment of $6.2 million.

Net cash provided by financing activities. Cash provided by financing activities was $20.7 million during the six months ended September 30, 2013, which was due to net borrowings on the floor plan facility of $14.0 million and net borrowings of non-recourse and recourse notes payable of $11.6 million, partially offset by the purchase of treasury stock of $5.9 million. In the prior year, we had net cash provided by financing activities of $11.9 million primarily due to net borrowings of notes payable of $14.1 million, partially offset by repurchases of our common stock of $1.6 million and net repayments on floor plan facility of $1.5 million

Non-Cash Activities

We transfer financial assets to third-party financial institutions, some of which are accounted for as non-recourse notes payable financing activities. As a condition to the agreement, certain financial institutions may request the customer remit their payments to a trustee rather than to us, and the trustee pays the financial institution. Alternatively, if the structure of the agreement does not require a trustee, the customer will continue to make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either structure is similar, in that the assigned contractual payments are paid by the customer and remitted to the lender to pay down the corresponding non-recourse notes payable. However, these structures are classified differently within our unaudited condensed consolidated statement of cash flows. More specifically, we are required to exclude non-cash transactions from our unaudited condensed consolidated statement of cash flows, so payments made by our customer to the trustee are excluded from our operating or investing cash receipts and the corresponding re-payment of the non-recourse notes payable from the trustee to the third party financial institution are excluded from our cash flows from financing activities. Given that the transfer of these payments is economically the same regardless of the structure of the payments, we evaluate our cash flows from operating, investing and financing activities as if the transfer had been structured without an intermediary.

The non-GAAP financial measure for our cash flows from operating activities for the six months ended September 30, 2013 and 2012 is as follows (in thousands):

	Six Months Ended September 30,
	2013	2012
GAAP: net cash provided by (used in) operating activities	$5,561	$(7,393)
Principal payments from customers directly to lenders	9,084	7,374
Non-GAAP: adjusted net cash provided by (used in) operating activities	$14,645	$(19)

The non-GAAP financial measure for our cash flows from investing activities for the six months ended September 30, 2013 and 2012 is as follows (in thousands):

	Six Months Ended September 30,
	2013	2012
GAAP: net cash provided by (used in) investing activities	$(25,333)	$5,607
Principal payments from customers directly to lenders	631	-
Non-GAAP: adjusted net cash provided by (used in) investing activities	$(24,702)	$5,607

The non-GAAP financial measure for our cash flows from financing activities for the six months ended September 30, 2013 and 2012 is as follows (in thousands):

	Six Months Ended September 30,
	2013	2012
GAAP: net cash provided by financing activities	$20,748	$11,937
Principal payments from customers directly to lenders	(9,715)	(7,374)
Non-GAAP: adjusted net cash provided by financing activities	$11,033	$4,563

A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statement of income, balance sheet or statement of cash flows of the company; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the financial measures in our internal evaluation and management of our business. We believe that these measures and the information they provide are useful to investors because they permit investors to view our performance using the same tools that we use and to better evaluate our ongoing business performance. These measures should not be considered an alternative to measurements required by U.S. GAAP, such as cash provided by (used in) operating activities, cash provided by (used in) investing activities and cash provided by (used in) financing activities. These non-GAAP measures are unlikely to be comparable to non-GAAP information provided by other companies.

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

The financing necessary to support our leasing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained mostly non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At September 30, 2013, our non-recourse notes payable increased 4.7% to $42.1 million, as compared to $40.3 million at March 31, 2013. Recourse notes payable remained stable at $1.5 million as of September 30, 2013 and March 31, 2013.

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

Credit Facility — ePlus Technology, inc.

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of September 30, 2013, the facility had an aggregate limit of the two components of $175.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2013. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc.  Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2013	Balance as of September 30, 2013	Maximum Credit Limit at March 31, 2013	Balance as of March 31, 2013
$175,000	$80,294	$175,000	$66,251

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at September 30, 2013 or March 31, 2013, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

1st Commonwealth Bank of Virginia provides us with a $0.5 million credit facility, which matured on October 26, 2012. This credit facility was renewed for two years effective October 27, 2012. The credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of September 30, 2013, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of September 30, 2013, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or engineering forces. We may also start offices in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivables due from our customers. As a result, we may require additional financing to fund our strategy, implementation and potential future acquisitions, which may include additional debt and equity financing.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third party and the transfer of financial assets.  Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report and Part II, Item 1A, “Risk Factors,” in this report on Form 10-Q.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Changes in interest rates may affect our ability to fund or transfer our financing arrangements if the rate rises above the fixed rate of the instrument. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of September 30, 2013, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to ineffective controls related to the accounting for assignment agreements in accordance with Codification Topic, Transfers and Servicing. More specifically, during the quarter ended September 30, 2013, we identified an assignment that was improperly accounted for as a sale as of June 30, 2013. While we concluded this assignment was not material to our consolidated financial statements for the quarter ended June 30, 2013, we concluded that there was more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected, as we did not have compensating controls that would have detected a material misstatement.

To address this control weakness, we implemented certain controls and procedures as of September 30, 2013, and performed additional analysis and other procedures in order to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Management is working with the Audit Committee to identify and implement corrective actions, where required, to improve the effectiveness of our internal control over financial reporting and to remediate the control deficiency that gave rise to the material weakness. Specifically, these changes include revisions to our internal authorizations to execute assignment agreements, more in-depth assessment of the agreements to determine whether we met the criteria for sale treatment, and training on the accounting for these arrangements.

Changes in Internal Controls

As noted above, we identified a material weakness related to the accounting for agreements under Codification Topic, Transfers and Servicing. As of September 30, 2013, we modified certain controls in an effort to remediate this material weakness. Specifically, we modified our internal authorizations to execute assignment agreements, enhanced our internal disclosure review processes, and provided training on the accounting for these arrangements.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence, that Lawson is in contempt of the trial court’s May 23, 2011, injunction, entering judgment in our favor in the amount of $18.2 million, and ordering that Lawson pay to the court a daily coercive fine in the amount of $62,362 until Lawson establishes that it is in compliance with the injunction. Lawson has appealed both the order modifying the injunction, and the order finding it in contempt. Lawson posted a bond, and collection of the judgment and the coercive fine have been stayed pending the appeal. Briefing on the appeals is scheduled through January 2014, however, we do not know if or when the Appeals Court will hold oral arguments, or when it will issue a ruling. Additionally, upon Lawson’s request, the Appeals Court has granted a stay, pending appeal, of the daily coercive fine. However, the Appeals Court did not stay the trial court’s order to the extent that Lawson is required to immediately comply with the injunction. Court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

Patent litigation is extremely complex and issues regarding a patent’s validity can arise even subsequent to a patent’s issuance.  Reexamination proceedings concerning the validity of a patent at issue in the Lawson litigation are currently ongoing, and an adverse decision in those proceedings has been issued by the United States Patent and Trademark Office’s Patent Trial and Appeal Board.  We have appealed that decision to the United States Court of Appeals for the Federal Circuit.  An unfavorable decision in that appeal may adversely affect the Lawson litigation. As noted above, court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

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

Management, through documentation, testing and assessment of our internal control over financial reporting has concluded that we had a material weakness in our internal control over financial reporting as of September 30, 2013. If we are unable to remediate this material weakness in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price.

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

Other than the risk factor above, there have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2013.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2013 through April 30, 2013	-	-	-	500,000	(2)
May 1, 2013 through May 31, 2013	-	-	-	500,000	(3)
June 1, 2013 through June 30, 2013	28,222	$60.06	-	500,000	(4)
July 1, 2013 through July 31, 2013	-	-	-	500,000	(5)
August 1, 2013 through August 31, 2013	30,010	$55.33	16,159	483,841	(6)
September 1, 2013 through September 30, 2013	46,827	$54.37	46,827	-	(7)

(1)	All shares acquired were in open-market purchases, except for 42,073 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
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

(5)
The share purchase authorization in place for the month ended July 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2013, the remaining authorized shares to be purchased were 500,000.

(6)
The share purchase authorization in place for the month ended August 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2013, the remaining authorized shares to be purchased were 483,841.

(7)
The share purchase authorization in place for the period from September 1, 2013 to September 15, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of September 15, 2013, stock repurchase authorization expired and no more shares were authorized to be purchased.

The timing and expiration date of the stock repurchase authorizations are included in Note 9, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

ePlus inc.

Date: November 7, 2013	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)