Form 10-Q
period 2013-12-31
EPLUS INC
filed 2014-02-06
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of January 31, 2014 was 8,064,062.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “intend,” “estimate,” “will,” “potential,” “could,” “believe,” “expect,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•	we offer a comprehensive set of solutions— integrating information technology (IT) hardware sales, third-party maintenance, third-party software assurance, professional services, proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:
•	managing a diverse product set of solutions in highly competitive markets with a small number of key vendors;
•	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
•	integrating with external IT systems, including those of our customers and vendors;
•	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
•	reliance on third parties to perform some of our service obligations;
•	our dependence on key personnel, and our ability to hire and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents, and, when appropriate, license required technology;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry and/or rapid changes in product offerings;
•	our ability to secure our electronic and other confidential information;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions;
•	future growth rates in our core businesses;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with major customers or vendors;
•	our ability to successfully integrate acquired businesses;
•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	reduction of manufacturer incentives provided to us;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and other regulations; and
•	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2013	As of March 31, 2013
ASSETS	(in thousands)

Cash and cash equivalents	$40,498	$52,720
Short-term investments	-	982
Accounts receivable—trade, net	214,123	173,445
Accounts receivable—other, net	27,821	18,809
Inventories—net	24,285	14,795
Notes receivable—net	43,312	31,893
Investment in leases and leased equipment—net	96,760	90,710
Property and equipment—net	4,253	2,213
Deferred costs	11,473	10,234
Other assets	9,238	9,107
Goodwill and other intangible assets	35,014	32,964
TOTAL ASSETS	$506,777	$437,872

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable—equipment	$7,799	$5,379
Accounts payable—trade	43,313	31,331
Accounts payable—floor plan	84,761	66,251
Salaries and commissions payable	12,274	12,911
Deferred revenue	23,108	16,970
Accrued expenses and other liabilities	17,897	20,264
Recourse notes payable	2,914	1,484
Non-recourse notes payable	50,451	40,255
Deferred tax liability	4,516	4,795
Total Liabilities	247,033	199,640

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 13,025,745 issued and 8,088,484 outstanding at December 31, 2013 and 12,899,386 issued and 8,149,706 outstanding at March 31, 2013	130	129
Additional paid-in capital	104,525	99,641
Treasury stock, at cost, 4,937,261 and 4,749,680 shares, respectively	(77,614)	(67,306)
Retained earnings	232,414	205,358
Accumulated other comprehensive income—foreign currency translation adjustment	289	410
Total Stockholders' Equity	259,744	238,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$506,777	$437,872

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(amounts in thousands, except shares and per share data)

Sales of product and services	$255,747	$228,053	$764,067	$712,513
Financing revenue	9,228	12,510	27,989	27,823
Fee and other income	2,207	1,462	5,572	6,464

TOTAL REVENUES	267,182	242,025	797,628	746,800

COSTS AND EXPENSES

Cost of sales, product and services	207,378	188,103	625,562	587,693
Direct lease costs	3,055	2,934	9,803	7,638
	210,433	191,037	635,365	595,331

Professional and other fees	2,008	2,498	7,154	8,318
Salaries and benefits	30,795	27,535	91,162	80,808
General and administrative expenses	5,397	4,909	16,457	14,975
Interest and financing costs	496	517	1,389	1,368
	38,696	35,459	116,162	105,469

TOTAL COSTS AND EXPENSES	249,129	226,496	751,527	700,800

EARNINGS BEFORE PROVISION FOR INCOME TAXES	18,053	15,529	46,101	46,000

PROVISION FOR INCOME TAXES	7,443	6,496	19,050	18,872

NET EARNINGS	$10,610	$9,033	$27,051	$27,128

NET EARNINGS PER COMMON SHARE—BASIC	$1.33	$1.11	$3.37	$3.42
NET EARNINGS PER COMMON SHARE—DILUTED	$1.32	$1.11	$3.34	$3.38

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	7,950,354	7,843,153	7,946,746	7,778,174
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	7,982,418	7,843,153	8,012,840	7,867,982

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(amounts in thousands)

NET EARNINGS	$10,610	$9,033	$27,051	$27,128

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(84)	(26)	(121)	15
Other comprehensive loss	(84)	(26)	(121)	15

TOTAL COMPREHENSIVE INCOME	$10,526	$9,007	$26,930	$27,143

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2013	2012
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$27,051	$27,128

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	11,801	8,706
Reserves for credit losses, inventory obsolescence and sales returns	250	(97)
Share-based compensation expense	2,965	2,495
Excess tax benefit from exercise of stock options	(1,366)	(1,390)
Deferred taxes	(278)	(5)
Payments from lessees directly to lenders—operating leases	(5,857)	(3,799)
Gain on disposal of property, equipment and operating lease equipment	(1,550)	(843)
Gain on sale of notes receivable	(5,707)	(1,002)
Excess increase in cash value of life insurance	(39)	(137)
Other	109	(7)
Changes in:
Accounts receivable—trade	(39,585)	(42,412)
Accounts receivable—other	(3,599)	(4,648)
Notes receivable	282	(502)
Inventories	(9,182)	(629)
Investment in direct financing and sale-type leases—net	(20,406)	11,163
Deferred costs, other intangible assets and other assets	(410)	(34,043)
Accounts payable—equipment	2,453	(8,294)
Accounts payable—trade	10,816	26,744
Salaries and commissions payable, deferred revenue and accrued expenses and other liabilities	5,486	35,356
Net cash (used in) provided by operating activities	$(26,766)	$13,784

Cash Flows From Investing Activities:
Purchases of short-term investments	$-	$(1,233)
Maturities of short-term investments	982	7,401
Proceeds from sale of property, equipment and operating lease equipment	3,280	1,629
Purchases of property, equipment and operating lease equipment	(7,938)	(12,559)
Purchases of assets to be leased	(8,278)	-
Issuance of notes receivable	(68,033)	(32,917)
Repayments of notes receivable	33,497	13,977
Proceeds from sale or transfer of notes receivable	28,270	22,829
Premiums paid on life insurance	(163)	(60)
Cash used in acquisition, net of cash acquired	(2,845)	-
Net cash (used in) investing activities	$(21,228)	$(933)

UNAUDITED CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Nine Months Ended December 31,
	2013	2012
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$29,020	$20,234
Repayments of non-recourse and recourse notes payable	(2,247)	(641)
Repurchase of common stock	(10,308)	(1,890)
Dividends paid	(107)	(20,100)
Proceeds from issuance of capital stock through option exercise	559	1,167
Payments of contingent consideration	(1,027)	(473)
Excess tax benefit from share based compensation	1,366	1,390
Net borrowings (repayments) on floor plan facility	18,510	(4,164)
Net cash provided by (used in) financing activities	35,766	(4,477)

Effect of exchange rate changes on cash	6	1

Net Increase in Cash and Cash Equivalents	(12,222)	8,375

Cash and Cash Equivalents, Beginning of Period	52,720	33,778

Cash and Cash Equivalents, End of Period	$40,498	$42,153

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$100	$15
Cash paid for income taxes	$16,769	$19,000

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$75	$153
Purchase of operating lease equipment included in accounts payable	$308	$175
Purchase of assets financed as notes receivables included in accounts payable	$3,997	$-
Proceeds from sales of operating lease equipment included in accounts receivable	$10	$50
Repayments of non-recourse and recourse notes payable	$15,147	$11,374
Dividends declared included in accrued expenses and other liabilities	$-	$278
Vesting of share-based compensation	$7,804	$4,621
Origination and concurrent sale of notes receivable	$102,131	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except shares data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2013	8,149,706	$129	$99,641	$(67,306)	$205,358	$410	$238,232

Issuance of shares for option exercises	40,000	-	559	-	-	-	559
Excess tax benefit of share-based compensation	-	-	1,366	-	-	-	1,366
Issuance of restricted stock awards	86,359	1	-	-	-	-	1
Share-based compensation			2,959	-	5	-	2,964
Repurchase of common stock	(187,581)	-	-	(10,308)	-	-	(10,308)
Net earnings	-	-	-	-	27,051	-	27,051
Foreign currency translation adjustment (net of tax of $1)	-	-	-	-	-	(121)	(121)

Balance, December 31, 2013	8,088,484	$130	$104,525	$(77,614)	$232,414	$289	$259,744

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three and nine months ended December 31, 2013 and 2012 are unaudited, but include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three and nine months ended December 31, 2013 and 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2014 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2013 (“2013 Annual Report”), which should be read in conjunction with these interim financial statements.

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

ACCOUNTS RECEIVABLE—TRADE — Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. Our reserve for credit losses was $1.0 million as of December 31, 2013 and March 31, 2013.

ACCOUNTS RECEIVABLE—OTHER — Accounts receivable—other consists of advances and payments made on behalf of our customers, as well as amounts due from vendors. Prior to the effective date of a lease or financing arrangement with our customer, any payments made by our financing segment for products and services for our customers are presented in accounts receivable—other as we generally act as an agent of our customer until the financing arrangement is accepted by our customer. We also receive incentives from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. These incentives generally relate to vendor programs with specified performance requirements, and estimated amounts earned but not paid by the vendors are included in accounts receivable—other. Our reserve for credit losses was $0.2 million as of December 31, 2013 compared to $0.1 million as of March 31, 2013.

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

Generally, sales of third party products and software are recognized when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. Using these tests, the vast majority of our sales are recognized upon delivery due to our sales terms with our customers. For the sale of third party software assurance, maintenance and services, we concluded that we are acting as an agent and recognize revenue for these transactions on a net basis at the date of sale, which is presented within sales of products and services in our unaudited condensed consolidated statements of operations. Gross billings for all products and services for the three months ended December 31, 2013 and December 31, 2012 were $327.6 million and $277.8 million, respectively. Gross billings for all products and services for the nine months ended December 31, 2013 and December 31, 2012 were $952.0 million and $875.3 million, respectively.

We generally recognize service revenue upon completion of the project, and revenue from maintenance, managed service or hosting arrangements that for which we are the principal on a straight-line basis over the term of the arrangement.

We recognize revenues from lease and financing arrangements over the term of the arrangement and net gains from the sale of financial assets or leased equipment are recognized at the date of sale.

DEFERRED COSTS AND DEFERRED REVENUE – Deferred costs include internal and third party costs associated with deferred revenue arrangements. Deferred revenue relate to professional services, which are generally recognized upon completion, and maintenance, managed service or hosting arrangements that are recognized on a straight-line basis over the term of the arrangement.

EARNINGS PER SHARE — Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could participate in our earnings, including incremental shares issuable upon the assumed exercise of “in-the-money” stock options and other common stock equivalents during each period. We use the two-class method to allocate net income between common shares and other participating securities. For additional information, see Note 8, “Earnings Per Share.”

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

A substantial portion of our sales of product and services are from sales of Cisco, Hewlett Packard, and NetApp products, which represented 45.9%, 9.9%, and 11.1%, and 48.8%, 10.2%, and 8.7%, respectively, of our sales of product and services for the three and nine months ended December 31, 2013, as compared to 42.7%, 12.6%, and 7.5%, and 48.7%, 10.9%, and 6.9%, respectively, of our sales of product and services for the three and nine months ended December 31, 2012. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — There were no new accounting standards issued during the three months ended December 31, 2013 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

2.	FINANCING INVESTMENTS

Our notes receivable, investments in leases, and leased equipment consist of assets that we financed for our customers, which we manage as a portfolio of investments. Our leases to our customers are accounted for as investments in direct financing, sales-type or operating leases in accordance with Codification Topic, Leases. We also finance third-party software, maintenance, and services for our customers, which are classified as notes receivables. Our notes receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased products. Our financing investments consist of the following (in thousands):

	December 31,	March 31,
	2013
Notes receivable	$43,312	$31,893
Investment in direct financing and sales-type leases—net	74,759	66,243
Investment in operating lease equipment—net	22,001	24,467
	$140,072	$122,603

NOTES RECEIVABLE—NET

Our notes receivable balance as of December 31, 2013 and March 31, 2013 consists of the following (in thousands):

	December 31,	March 31,
	2013
Notes receivable	$46,163	$35,030
Initial direct costs, net of amortization (1)	229	-
Less: Reserve for credit losses (2)	(3,080)	(3,137)
Notes receivable—net	$43,312	$31,893

(1)	Initial direct costs are shown net of amortization of $115 thousand as of December 31, 2013.
(2)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES—NET

Our investment in direct financing and sales-type leases—net consists of the following (in thousands):

	December 31,	March 31,
	2013
Minimum lease payments	$71,930	$64,614
Estimated unguaranteed residual value (1)	8,114	7,557
Initial direct costs, net of amortization (2)	485	684
Less: Unearned lease income	(4,785)	(5,767)
Less: Reserve for credit losses (3)	(985)	(845)
Investment in direct financing and sales-type leases—net	$74,759	$66,243

(1)	Includes estimated unguaranteed residual values of $3,439 thousand and $3,361 thousand as of December 31, 2013 and March 31, 2013, respectively, for direct financing leases which have been sold and accounted for as sales under Codification Topic, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $359 thousand and $479 thousand as of December 31, 2013 and March 31, 2013, respectively.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

INVESTMENT IN OPERATING LEASE EQUIPMENT—NET

Investment in operating lease equipment—net primarily represents leases that do not qualify as direct financing leases. The components of the investment in operating lease equipment—net are as follows (in thousands):

	December 31,	March 31,
	2013
Cost of equipment under operating leases	$43,030	$46,106
Less: Accumulated depreciation and amortization	(21,029)	(21,639)
Investment in operating lease equipment—net (1)	$22,001	$24,467

(1)	The total includes estimated unguaranteed residual values of $6,116 thousand and $7,763 thousand as of December 31, 2013 and March 31, 2013, respectively, for operating leases.

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

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which is presented within financing revenues in the unaudited condensed consolidated statement of operations. During the three months ended December 31, 2013 and 2012, we recognized net gains of $2.3 million and $2.7 million, respectively. Total proceeds from these sales were $45.7 million and $48.1 million for the three months ended December 31, 2013 and 2012, respectively. For the nine months ended December 31, 2013 and 2012, we recognized net gains of $7.9 million and $4.4 million, respectively, and total proceeds from these sales were $168.1 million and $91.5 million, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	December 31,	March 31,
	2013
Goodwill	$29,570	$28,660
Customer relationships	3,690	2,897
Capitalized software development	1,754	1,407
	$35,014	$32,964

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. As of December 31, 2013, goodwill attributed to our technology and software document management reporting units was $28.5 million and $1.1 million, respectively. Goodwill attributed to our technology reporting unit increased by $0.9 million due to the acquisition of AdviStor, Inc. in November, 2013. See Note 14, “Business Combinations,” for additional information.

The gross carrying amount and accumulated amortization of customer relationships were $8.0 million and $4.3 million, respectively, as of December 31, 2013, and $6.5 million and $3.6 million, respectively, as of March 31, 2013. The gross carrying amount and accumulated amortization of capitalized software development costs were $2.6 million and $0.8 million, respectively, as of December 31, 2013, and $1.8 million and $0.4 million, respectively, as of March 31, 2013. Customer relationships and capitalized software development costs are amortized over their estimated useful live, which is generally between 3 to 5 years.

We analyzed the goodwill in accordance with the provisions of Codification Topic Intangibles – Goodwill and Other, and concluded that the fair value of technology and software document management reporting units, more likely than not, exceed their respective carrying amounts as of October 1, 2013.

4.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2013	$1,147	$3,137	$845	$5,129
Provision for bad debts	44	(57)	140	127
Write-offs, net of recoveries	(17)	-	-	(17)
Balance December 31, 2013	$1,174	$3,080	$985	$5,239

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2012	$1,307	$2,963	$1,336	$5,606
Provision for bad debts	(118)	189	(328)	(257)
Write-offs, net of recoveries	(97)	-	(3)	(100)
Balance December 31, 2012	$1,092	$3,152	$1,005	$5,249

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	December 31, 2013		March 31, 2013
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$254	$883	$310	$747
Ending balance: individually evaluated for impairment	2,826	102	2,827	98
Ending balance	$3,080	$985	$3,137	$845

Minimum payments:
Ending balance: collectively evaluated for impairment	$43,155	$71,560	$31,793	$64,246
Ending balance: individually evaluated for impairment	3,237	370	3,237	368
Ending balance	$46,392	$71,930	$35,030	$64,614

As of December 31, 2013, we had $3.3 million of receivables from a specific customer in bankruptcy and total reserves for credit losses of $2.8 million, which represented our estimated probable loss. As of March 31, 2013, we had $3.4 million of receivables from this customer and total reserves for credit losses of $2.8 million.

As of December 31, 2013, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Notes Payable	Net Credit Exposure

December 31, 2013

High CQR	$84	$638	$166	$888	$317	$40,554	$41,759	$(1,903)	$(10,748)	$29,108
Average CQR	82	27	25	134	302	29,365	29,801	(1,942)	(12,269)	15,590
Low CQR	-	-	61	61	-	309	370	(43)	-	327
Total	166	665	252	1,083	619	70,228	71,930	(3,888)	(23,017)	45,025

March 31, 2013

High CQR	$454	$316	$28	$798	$322	$38,278	$39,398	$(2,777)	$(10,337)	$26,284
Average CQR	51	51	5	107	101	24,640	24,848	(1,596)	(7,857)	15,395
Low CQR	-	-	61	61	-	307	368	(39)	-	329
Total	505	367	94	966	423	63,225	64,614	(4,412)	(18,194)	42,008

As of December 31, 2013, the age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2013

High CQR	$-	$770	$45	$815	$907	$36,354	$38,076	$(18,330)	$19,746
Average CQR	303	-	-	303	43	4,733	5,079	(3,011)	2,068
Low CQR	-	-	791	791	-	2,446	3,237	-	3,237
Total	$303	$770	$836	$1,909	$950	$43,533	$46,392	$(21,341)	$25,051

March 31, 2013

High CQR	$1,342	$127	$832	$2,301	$3,450	$22,097	$27,848	$(5,621)	$22,227
Average CQR	1,379	-	-	1,379	-	2,566	3,945	(1,203)	2,742
Low CQR	-	-	726	726	-	2,511	3,237	-	3,237
Total	$2,721	$127	$1,558	$4,406	$3,450	$27,174	$35,030	$(6,824)	$28,206

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 50% - 100% for customers with low CQR, which includes customers in bankruptcy.

5.	OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

Our other assets and accrued expenses and other liabilities consist of the following (in thousands):

	December 31,	March 31,
	2013

Unbilled accounts receivable	$413	$3,095
Prepaid assets	3,029	2,667
Other	5,796	3,345
Total other assets	$9,238	$9,107

	December 31,	March 31,
	2013

Accrued expenses	$5,930	$9,533
Other	11,967	10,731
Total accrued expenses and other liabilities	$17,897	$20,264

Other assets include cash surrender value of life insurance policies, escrow deposits and off-lease equipment. Other liabilities include accrued taxes, deferred compensation, and lease rental payments due to third parties.

6.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	December 31,	March 31,
	2013

Recourse note payable with interest ranging from 2.50% to 4.84% at December 31, 2013 and March 31, 2013	$2,914	$1,484

Non-recourse equipment notes secured by related investments in leases with interest rates ranging from 2.00% to 11.24% at December 31, 2013 and March 31, 2013	$50,451	$40,255

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 3.46% and 4.23%, as of December 31, 2013 and March 31, 2013, respectively. The weighted average interest rate for our recourse notes payable was 3.93% and 4.84%, as of December 31, 2013 and March 31, 2013, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $84.8 million and $66.3 million as of December 31, 2013 and March 31, 2013, respectively. Under the accounts receivable component, we had no outstanding balances as of December 31, 2013 and March 31, 2013. As of December 31, 2013, the facility agreement had an aggregate limit of the two components of $175.0 million, and the accounts receivable component had a sub-limit of $30.0 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2013. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

We have an agreement with First Virginia Community Bank, (formerly 1st Commonwealth Bank of Virginia), to provide us with a $0.5 million credit facility, which matures on October 27, 2014. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of December 31, 2013 and March 31, 2013, we had no outstanding balance on this credit facility.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 19, 2009, we filed a complaint (the “Lawson litigation”) in the United States District Court for the Eastern District of Virginia (the “trial court”) against four defendants, alleging that they used or sold products, methods, processes, services and/or systems that infringe on certain of our patents. During July and August 2009, we entered into settlement and license agreements with three of the defendants. We obtained a jury verdict against the remaining defendant, Lawson Software, Inc. (“Lawson”) on January 27, 2011. The jury unanimously found that Lawson infringed certain ePlus patents relating to electronic procurement systems, and additionally found that all ePlus patent claims tried in court were not invalid.

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

On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence, that Lawson is in contempt of the trial court’s May 23, 2011, injunction, entering judgment in our favor in the amount of $18.2 million, and ordering that Lawson pay to the court a daily coercive fine in the amount of $62,362 until Lawson establishes that it is in compliance with the injunction. Lawson has appealed both the order modifying the injunction, and the order finding it in contempt. Lawson posted a bond, and collection of the judgment and imposition of the coercive fine have been stayed pending the appeal. In light of the Appeals Court’s January 29, 2014, decision on the reexamination proceeding described below, we anticipate that the Appeals Court will vacate the injunction on a going-forward basis.  However, we continue to believe that we are entitled to enforce the contempt judgment.  Briefing on the appeals was completed in January 2014, however, we do not know if or when the Appeals Court will hold oral arguments, or when it will issue a ruling. Court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

Patent litigation is extremely complex and issues regarding a patent’s validity can arise even subsequent to a patent’s issuance. On November 8, 2013, the Appeals Court affirmed the United States Patent and Trademark Office’s Patent Trial and Appeal Board’s adverse decision in a reexamination proceeding concerning the validity of the patent at issue in the Lawson litigation.  On January 29, 2014, the Appeals Court denied our Motion for Rehearing. This unfavorable decision in the reexamination proceeding may adversely affect the Lawson litigation, including the probable termination of the injunction described above. As noted above, court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

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

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Certain unvested shares of restricted stock awards (“RSAs”) contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. As of December 31, 2013, we had 45 thousand shares of RSAs that contained non-forfeitable rights to dividends, which vest over the next six months. In addition, we no longer grant RSAs that contain non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2013 and December 31, 2012 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Basic and diluted shares outstanding
Weighted average shares outstanding — basic	7,950	7,843	7,947	7,778
Effect of dilutive shares	32	-	66	90
Weighted average shares outstanding — diluted	7,982	7,843	8,013	7,868

Calculation of earnings per share - basic
Net earnings	$10,610	$9,033	$27,051	$27,128
Net earnings attributable to participating securities	60	342	261	507
Net earnings attributable to common shareholders	$10,550	$8,691	$26,790	$26,621

Earnings per share - basic	$1.33	$1.11	$3.37	$3.42

Calculation of earnings per share - diluted
Net earnings attributable to common shareholders— basic	$10,550	$8,691	$26,790	$26,621
Add: undistributed earnings attributable to participating securities	-	-	2	1
Net earnings attributable to common shareholders— diluted	$10,550	$8,691	$26,792	$26,622

Earnings per share - diluted	$1.32	$1.11	$3.34	$3.38

During the quarter ended December 31, 2012, we paid a special cash dividend of $20.1 million, which exceeded our net earnings for the quarter. Under the two-class method for calculating earnings per share, the excess of the dividend over net earnings results in diluted earnings per share being anti-dilutive. Therefore, our diluted earnings per share is equal to basic earnings per share.

All unexercised stock options were included in the computations of diluted earnings per share for the three and nine months ended December 31, 2012. As of December 31, 2013, we had no unexercised stock options.

9.	STOCKHOLDERS’ EQUITY

On November 13, 2013, our board of directors has authorized the Company to repurchase up to 750,000 shares of ePlus’ outstanding common stock over a 12-month period commencing on November 14, 2013. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the nine months ended December 31, 2013, we repurchased 145,508 shares of our outstanding common stock at an average cost of $53.62 per share for a total purchase price of $7.8 million. Since the inception of our initial repurchase program on September 20, 2001 to December 31, 2013, we have repurchased 4.8 million shares of our outstanding common stock at an average cost of $15.14 per share for a total purchase price of $73.1 million.

10.	SHARE-BASED COMPENSATION

Share-Based Plans

As of December 31, 2013 and March 31, 2013, we had share-based awards outstanding under the following plans: (1) the Amended and Restated 1998 Stock Incentive Plan (the “Amended LTIP (2003)”), (2) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (3) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”) and (4) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). All the share-based plans defined fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the Amended LTIP (2003), the 2008 Director LTIP, the 2008 Employee LTIP, and the 2012 Employee LTIP discussed above, refer to our 2013 Annual Report.

Stock Option Activity

During the three and nine months ended December 31, 2013 and 2012, there were no stock options granted. As of April 1, 2013, we had 40,000 options outstanding with an average exercise price between $12.73 and $15.25. During the nine months ended December 31, 2013, all 40,000 shares were exercised. As of December 31, 2013, we had no outstanding shares of stock options.

Restricted Stock Activity

For the nine months ended December 31, 2013, we granted 9,244 restricted shares under the 2008 Director LTIP, and 77,115 restricted shares under the 2012 Employee LTIP. For the nine months ended December 31, 2012, we granted 8,234 restricted shares under the 2008 Director LTIP, and 96,590 restricted shares under the 2008 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2013	246,048	$26.32
Granted	86,359	$57.34
Vested	(132,031)	$24.41
Nonvested December 31, 2013	200,376	$41.11

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2008 Director LTIP, 2008 Employee LTIP and 2012 Employee LTIP, we may withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. During the nine months ended December 31, 2013, we withheld 42,073 shares of common stock at a value of $2.5 million, which was included in treasury stock. In the prior fiscal year, during the nine months ended December 31, 2012, we withheld 37,928 shares of common stock at a value of $1.3 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, which is based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended December 31, 2013 and 2012, we recognized $1.0 million and $0.9 million, respectively, of total share-based compensation expense. During the nine months ended December 31, 2013 and 2012, we recognized $3.0 million and $2.5 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $6.1 million, which will be fully recognized over the next thirty (30) months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For the three months ended December 31, 2013 and 2012, our contribution expense for the plan was approximately $255 thousand and $221 thousand, respectively. For the nine months ended December 31, 2013 and 2012, our contribution expense for the plan was approximately $779 thousand and $686 thousand, respectively.

11.	INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of December 31, 2013, our gross liability related to uncertain tax positions was $316 thousand. At December 31, 2013, if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $441 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We recorded interest expense of $4 thousand and $13 thousand for the three months and nine months ended December 31, 2013 and 2012. We did not recognize any additional penalties. We had $210 thousand and $193 thousand accrued for the payment of interest at December 31, 2013 and 2012, respectively.

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

For the nine months ended December 31, 2013, the adjustment to the fair value of the contingent consideration was an increase of $355 thousand, which was presented within general and administrative expenses in our unaudited consolidated statement of operations. During the nine months ended December 31, 2013, we paid $1,272 thousand in consideration to satisfy our contingent liability. As of December 31, 2013, there were no outstanding amounts due under the contingent consideration arrangement.

For the nine months ended December 31, 2012, the adjustment to the fair value of the contingent consideration was an increase of $77 thousand, which was presented as a reduction to general and administrative expenses in our unaudited consolidated statement of operations.

13.	SEGMENT REPORTING

We manage our business segments on the basis of the products and services offered. Our reportable segments consist of our technology and financing segments. The technology segment sells information technology equipment and software and related services to corporate and governmental customers on a nationwide basis. The technology segment also provides Internet-based business-to-business supply chain management solutions for information technology and other operating resources. The financing segment offers lease-financing solutions to corporations and governmental entities nationwide. We evaluate segment performance on the basis of total revenue and earnings before provision for income taxes, or segment earnings.

Both segments utilize our proprietary software and services within the organization. Our reportable segment information is as follows (in thousands):

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$255,747	$-	$255,747	$228,053	$-	$228,053
Financing revenue	-	9,228	9,228	-	12,510	12,510
Fee and other income	2,193	14	2,207	1,360	102	1,462
Total revenues	257,940	9,242	267,182	229,413	12,612	242,025

Cost of sales, product and services	207,378	-	207,378	188,103	-	188,103
Direct lease costs	-	3,055	3,055	-	2,934	2,934
Professional and other fees	1,770	238	2,008	2,041	457	2,498
Salaries and benefits	28,460	2,335	30,795	24,330	3,205	27,535
General and administrative expenses	5,082	315	5,397	4,733	176	4,909
Interest and financing costs	19	477	496	19	498	517
Total costs and expenses	242,709	6,420	249,129	219,226	7,270	226,496
Segment earnings	$15,231	$2,822	$18,053	$10,187	$5,342	$15,529

Total assets	$302,487	$204,290	$506,777	$319,252	$180,621	$499,873

	Nine Months Ended December 31, 2013			Nine Months Ended December 31, 2012
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$764,067	$-	$764,067	$712,513	$-	$712,513
Financing revenue	-	27,989	27,989	-	27,823	27,823
Fee and other income	5,478	94	5,572	4,953	1,511	6,464
Total revenues	769,545	28,083	797,628	717,466	29,334	746,800

Cost of sales, product and services	625,562	-	625,562	587,693	-	587,693
Direct lease costs	-	9,803	9,803	-	7,638	7,638
Professional and other fees	6,214	940	7,154	6,804	1,514	8,318
Salaries and benefits	83,603	7,559	91,162	72,826	7,982	80,808
General and administrative expenses	15,596	861	16,457	14,183	792	14,975
Interest and financing costs	64	1,325	1,389	70	1,298	1,368
Total costs and expenses	731,039	20,488	751,527	681,576	19,224	700,800
Segment earnings	$38,506	$7,595	$46,101	$35,890	$10,110	$46,000

Total assets	$302,487	$204,290	$506,777	$319,252	$180,621	$499,873

14.	BUSINESS COMBINATIONS

On November 14, 2013, our subsidiary, ePlus Technology, inc., acquired the assets of AdviStor, Inc., a storage-focused solutions provider located in Pittsford, New York for $2.8 million in cash. As a result of the acquisition, we expanded our existing presence in upstate New York and added enhanced storage engineering and sales delivery capabilities. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $1.6 million related to customer relationships with an estimated useful life of 5 years, and other net assets of $375 thousand. We recognized goodwill related to this transaction of $0.9 million, which was assigned to our technology reporting unit.  All goodwill associated with this acquisition is deductible for tax purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2013.  These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report and subsequently filed Forms 10-Q.

EXECUTIVE OVERVIEW

Business Description

ePlus and its consolidated subsidiaries provide leading IT products and services, flexible leasing and financing solutions, and enterprise supply management software to enable our customers to optimize their IT infrastructure and supply chain processes. Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two business segments: our technology segment and our financing segment.

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

During the three months ended December 31, 2013, total revenue increased 10.4% to $267.2 million and total costs and expenses increased 10.0% to $249.1 million, as compared to the same period last fiscal year. During the nine months ended December 31, 2013, total revenue increased 6.8% to $797.6 million and total costs and expenses increased 7.2% to $751.5 million, as compared to the same period last fiscal year. We had open orders of $67.1 million as of December 31, 2013, compared to $73.3 million as of December 31, 2012. Open orders represent orders received from our customers that have not been invoiced. These orders are normal course of business transactions, which we expect to be processed within our customary time frame. To drive our growth and to expand our geographical footprint and solution offerings, we increased hiring in our technology segment. We expanded from 869 employees as of December 31, 2012 to 961 employees as of December 31, 2013.

Gross margin for product and services was 18.9% and 17.5% during the three months ended December 31, 2013 and 2012, respectively. The increase in our gross margin was impacted by increased sales of third party software assurance, maintenance and services, which are presented on a net basis as well as higher amount of vendor incentives earned. During the nine months ended December 31, 2013 and 2012, our gross margin for product and services was 18.1% and 17.5%, respectively. The increase was primarily due to higher sales of third party software assurance, maintenance and services, which are presented on a net basis and higher service margins. Our gross margin on sales of product and services increased sequentially from 17.8% for the three months ended September 30, 2013 to 18.9% for the three months ended December 31, 2013. Our gross margins on sales of product and services are subject to variability due to changes in the amount of vendor incentives earned, the pricing and product mix of sales to our customers, including the amount of third party software assurance, maintenance and services sold.

Net earnings for the three months ended December 31, 2013 increased 17.5% to $10.6 million, compared to the three months ended December 31, 2012. Net earnings for both the nine months ended December 31, 2013 and 2012 were $27.1 million. Cash and cash equivalents were $40.5 million at December 31, 2013, down from $52.7 million at March 31, 2013, in part due to the repurchase of $7.8 million in treasury stock, the acquisition of AdviStor for $2.8 million, and purchases of equipment or software that we finance for our customers.

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

A substantial portion of our sales of product and services are from sales of Cisco, Hewlett Packard, and NetApp products, which represented 48.8%, 10.2%, and 8.7%, respectively, of our sales of product and services for the nine months ended December 31, 2013, as compared to 48.7%, 10.9%, and 6.9%, respectively, of our sales of product and services for the nine months ended December 31, 2012.

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

Manufacturer	Manufacturer Authorization Level

Apple	Apple Authorized Corporate Reseller (National)
Cisco Systems	Cisco Gold DVAR (National)
Advanced Wireless LAN
Advanced Unified Communications
Advanced Data Center Storage Networking
Advanced Routing and Switching
Advanced Security
ATP Video Surveillance
ATP Cisco Telepresence Video Master Partner
ATP Rich Media Communications
Master Cloud Builder Specialization
Master Managed Services Partner
Master Security Specialization
Master UC Specialization
Citrix Systems, Inc.	Citrix Platinum Partner (National)
EMC	EMC Velocity Signature Partner (National)
Hewlett Packard	Platinum - Converged Infrastructure Partner (National)
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
Microsoft	Microsoft Gold (National)
NetApp	NetApp STAR Partner (National)
Oracle Gold Partner	Sun SPA Executive Partner (National)
Sun National Strategic Data Center Authorized
VMware	National Premier Partner

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

Financing revenues consists of interest income on notes receivable, direct financing and sales-type leases, revenue from operating leases, net gains or losses on the transfer of financial assets, or the sales of equipment at the end of a lease, as well as other financing revenue.

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

Our financing segment enters into arrangements to assign the rights to contractual payments due from our customers to third party financial institutions. We account for the transfer of these financial assets as sales or secured borrowings in accordance with Transfers and Servicing in the Codification. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. For transfers accounted for as sales, we recognize a net gain or loss on the sale, which is presented within the financing revenues in the unaudited condensed consolidated statement of operations.

Our financing segment sells the equipment underlying a lease to the lessee or a third-party other than the lessee. These sales generally occur at the end of the lease term and revenues from the sales of such equipment are recognized at the date of sale. The net gain or loss on these transactions is presented within financing revenue in our unaudited condensed consolidated statement of operations.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards issued during the three and nine months ended December 31, 2013 that materially impacted our condensed consolidated financial statements or are likely to materially impact our financial statements or related disclosures in a future period.

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

Generally, sales of third-party products and software are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Using these tests, the vast majority of our sales are recognized upon delivery due to our sales terms with our customers. For proper cutoff, we estimate the product delivered to our customers at the end of each quarter based upon an analysis of current quarter and historical delivery dates.

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

We also sell services that are performed by us in conjunction with product sales. We allocate the total arrangement consideration to the deliverables based on an estimated selling price of our products and services. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which is based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services. Revenue from the sales of products is generally recognized upon delivery to the customers and revenue for the services performed by us is generally recognized when the services are complete, which normally occurs within 90 days after the products are delivered to the customer.

Financing revenues include income earned from investments in leases, leased equipment, and financed third-party software and services. We classify our investments in leases and leased equipment as either direct financing lease, sales-type lease, or operating lease, as appropriate. Revenue on direct financing and sales-type leases is deferred at the inception of the leases and is recognized over the term of the lease using the interest method. Revenue on operating leases is recorded on a straight line basis over the lease term. We classify third-party software, maintenances, and services that we finance for our customers as notes receivable and recognize interest income over the term of the arrangement using the effective interest method.

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

VENDOR CONSIDERATION. We receive payments and credits from vendors and distributers, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities and are primarily formula-based. Different programs have different vendor/program specific goals to achieve. We estimate the amount of vendor consideration earned when it is probable and reasonably estimable using the best information available, including historical data.

Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to cost of sales of product and services on our unaudited condensed consolidated statements of operations. Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales of product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services on our unaudited condensed consolidated statements of operations.

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

The reserve for credit losses as of December 31, 2013 and March 31, 2013 included a specific reserve of $2.8 million, due to one specific customer, which filed for bankruptcy in May 2012.

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

RESULTS OF OPERATIONS

The Three and Nine months Ended December 31, 2013 Compared to the Three and Nine months Ended December 31, 2012

Technology Segment

The results of operations for our technology segment for the three and nine months ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2013	2012	Change		2013	2012	Change
Sales of product and services	$255,747	$228,053	$27,694	12.1%	$764,067	$712,513	$51,554	7.2%
Fee and other income	2,193	1,360	833	61.3%	5,478	4,953	525	10.6%
Total revenues	257,940	229,413	28,527	12.4%	769,545	717,466	52,079	7.3%

Cost of sales, product and services	207,378	188,103	19,275	10.2%	625,562	587,693	37,869	6.4%
Professional and other fees	1,770	2,041	(271)	(13.3%)	6,214	6,804	(590)	(8.7%)
Salaries and benefits	28,460	24,330	4,130	17.0%	83,603	72,826	10,777	14.8%
General and administrative	5,082	4,733	349	7.4%	15,596	14,183	1,413	10.0%
Interest and financing costs	19	19	-	0.0%	64	70	(6)	(8.6%)
Total costs and expenses	242,709	219,226	23,483	10.7%	731,039	681,576	49,463	7.3%
Segment earnings	$15,231	$10,187	$5,044	49.5%	$38,506	$35,890	$2,616	7.3%

Total revenues. Total revenues during the three months ended December 31, 2013 were $257.9 million compared to $229.4 million during the three months ended December 31, 2012, an increase of 12.4%, which was due to increases in demand for our products and services. Total revenues increased 7.3% during the nine months ended December 31, 2013 to $769.5 million compared to $717.5 million during the nine months ended December 31, 2012. The increase in revenues for both the quarter and year-to-date periods was primarily from our Fortune 100 customers, as well as increases in revenues from the sale of ePlus professional services. We experienced year over year increases in the sales of product and services for all the quarters ended from December 31, 2012 through December 31, 2013. The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
December 31, 2013	(2.1%)	12.1%
September 30, 2013	5.8%	4.4%
June 30, 2013	10.4%	5.4%
March 31, 2013	(1.9%)	6.6%
December 31, 2012	(8.8%)	7.4%

Total costs and expenses. Total costs and expenses for the three months ended December 31, 2013 increased $23.5 million, or 10.7%, to $242.7 million due to increases in cost of sales of product and services, salaries and benefits and general and administrative expenses. Total costs and expenses for the nine months ended December 31, 2013 increased $49.5 million, or 7.3%, to $731.0 million due to increases in cost of sales of product and services, salaries and benefits and general and administrative expenses. The increase in cost of sales for the quarter and year to date was primarily due to the increase in sales in these periods.

Our gross margin for product and services was 18.9% and 17.5% during the three months ended December 31, 2013 and 2012, respectively. The increase in our gross margin was impacted by an increase in sales of third party software assurance, maintenance and services, which are presented on a net basis, as well as improvements in product margins. During the nine months ended December 31, 2013 and 2012, our gross margin for product and services was 18.1% and 17.5%, respectively. The increase was due to growth in sales of ePlus professional service revenues, as well as sales of third party software assurance, maintenance and services. Our gross margin on sales of product and services increased sequentially from 17.8% for the three months ended September 30, 2013 to 18.9% for the three months ended December 31, 2013. This increase was due to an increase in sales of third party software assurance, maintenance and services which are presented on a net basis, and higher product margins. The change in the amount of vendor incentives earned during the three and nine months ended December 31, 2013 resulted in a 0.2% and 0.1% decrease, respectively, in gross margins from the prior year. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Professional and other fees decreased $0.3 million, or 13.3%, to $1.8 million for the three months ended December 31, 2013, compared to $2.0 million during the three months ended December 31, 2012. This decrease was primarily due to a decrease of $0.2 million in fees related to the patent infringement litigation. Professional and other fees decreased $0.6 million, or 8.7%, to $6.2 million for the nine months ended December 31, 2013, compared to $6.8 million during the nine months ended December 31, 2012. This decrease was primarily due to fees of $0.8 million related to the restatement of our financial statements incurred in the same period of the prior year.

Salaries and benefits expense increased $4.1 million, or 17.0%, to $28.5 million during the three months ended December 31, 2013, compared to $24.3 million during the three months ended December 31, 2012. For the nine months ended December 31, 2013, salaries and benefits expense increased $10.8 million, or 14.8%, to $83.6 million, compared to $72.8 million during the nine months ended December 31, 2012. These increases were driven by increases in the number of employees and related benefits as well as commission expenses. Our technology segment had 903 employees as of December 31, 2013, an increase of 93 from 810 at December 31, 2012, of which 18 employees were added from the acquisition of AdviStor, Inc. Most of the increase in personnel relates to sales and engineering positions. We continue to invest in sales and engineering talent in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expense increased for the three and nine months ended December 31, 2013 due to the increase in gross profits.

General and administrative expenses increased $0.3 million, or 7.4%, and $1.4 million, or 10.0%, during the three months and nine months ended December 31, 2013, respectively, over the same periods for prior year. These increases were primarily due to increases in office locations and our sales force and engineering team as a result of our continued expansion efforts, which resulted in higher rent and travel expenses. In addition, we recorded an adjustment for contingent consideration related to a previous acquisition, which was settled and paid during the current fiscal year.

Segment earnings. As a result of the foregoing, segment earnings were $15.2 million for the quarter ended December 31, 2013, an increase of $5.0 million, or 49.5%, and $38.5 million for the nine months ended December 31, 2013, an increase of $2.6 million, or 7.3%, over the prior year periods.

Financing Segment

The results of operations for our financing segment for the three and nine months ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2013	2012	Change		2013	2012	Change
Financing revenue	$9,228	$12,510	$(3,282)	(26.2%)	$27,989	$27,823	$166	0.6%
Fee and other income	14	102	(88)	(86.3%)	94	1,511	(1,417)	(93.8%)
Total revenues	9,242	12,612	(3,370)	(26.7%)	28,083	29,334	(1,251)	(4.3%)

Direct lease costs	3,055	2,934	121	4.1%	9,803	7,638	2,165	28.3%
Professional and other fees	238	457	(219)	(47.9%)	940	1,514	(574)	(37.9%)
Salaries and benefits	2,335	3,205	(870)	(27.1%)	7,559	7,982	(423)	(5.3%)
General and administrative	315	176	139	79.0%	861	792	69	8.7%
Interest and financing costs	477	498	(21)	(4.2%)	1,325	1,298	27	2.1%
Total costs and expenses	6,420	7,270	(850)	(11.7%)	20,488	19,224	1,264	6.6%
Segment earnings	$2,822	$5,342	$(2,520)	(47.2%)	$7,595	$10,110	$(2,515)	(24.9%)

Total revenues. Total revenues decreased by $3.4 million, or 26.7%, to $9.2 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. Financing revenues decreased $3.3 million, or 26.2% for the three months ended December 31, 2013, as compared to the prior year primarily due to net gains recognized during the quarter ended December 31, 2012 from the early termination of certain lease agreements and the buyout of the related equipment. During the quarters ended December 31, 2013 and 2012, we recognized net gains on sales of financial assets of $2.3 million and $2.7 million, respectively, and total proceeds from these sales were $45.7 million and $48.1 million, respectively.

Total revenues decreased by $1.3 million, or 4.3%, to $28.1 million for the nine months ended December 31, 2013, as compared to the prior year. Financing revenues increased $0.2 million, or 0.6%, for the nine months ended December 31, 2013, as compared to the prior year. For the nine months ended December 31, 2013 and 2012, we recognized net gains on sales of financial assets of $7.9 million and $4.4 million, respectively, and total proceeds from these sales were $168.1 million and $91.5 million, respectively. Offsetting this were lower gains from sales of leased equipment, due to the early termination of certain lease agreements and buyout of the related equipment in the prior year. At December 31, 2013, we had $140.1 million of investment in notes and leases, compared to $123.1 million at December 31, 2012, an increase of $17.0 million, or 13.8%.

Fee and other income decreased $0.1 million and $1.4 million for the three months and nine months ended December 31, 2013, respectively, over prior year due to decreases in remarketing income and broker fee income.

Total costs and expenses. For the three months ended December 31, 2013, total costs and expenses decreased $0.9 million, or 11.7%. Direct lease costs increased $0.1 million, or 4.1%, to $3.1 million due to depreciation expense related to increases in operating leases. Salary and benefits expense decreased $0.9 million, or 27.1% to $2.3 million due to lower commissions and bonuses as a result of the decrease in revenues during the period. Professional and other fees decreased $0.2 million, or 47.9% due to lower broker and outside service fees.

Compared to the nine months ended December 31, 2012, total costs and expenses for the nine months ended December 31, 2013 increased $1.3 million, or 6.6%. Direct lease costs increased $2.2 million, or 28.3%, to $9.8 million due to depreciation expense related to increases in operating leases. Professional and other fees decreased $0.6 million, or 37.9% due to lower broker and legal fees. Salaries and benefits expenses decreased $0.4 million, or 5.3%, to $7.6 million due to lower commissions and bonuses as a result of the decrease in revenues during the period. As December 31, 2013 we had 58 employees, down from 59 employed as of December 31, 2012.

Interest and financing costs were consistent with prior periods. Non-recourse and recourse notes payable was $53.4 million at December 31, 2013, as compared to $36.2 million at December 31, 2012. Our weighted average interest rate for notes payable was 3.49% and 4.83%, as of December 31, 2013 and December 31, 2012, respectively.

Segment earnings. As a result of the foregoing, segment earnings were $2.8 million and $7.6 million for the three and nine months ended December 31, 2013, respectively, compared to $5.3 million and $7.6 million for the three and nine months ended December 31, 2012, respectively.

Consolidated

Income taxes. Our provision for income tax expense was $7.4 million and $19.0 million for the three months and nine months ended December 31, 2013, respectively, as compared to $6.5 million and $18.9 million for the same periods last year. Our effective income tax rates for the three months and nine months ended December 31, 2013 were 41.2% and 41.3%, respectively, as compared to 41.8% and 41.0% for the three months and nine months ended December 31, 2012. The change in our effective income tax rate was due primarily to an increase in non-deductible compensation.

Net earnings. The foregoing resulted in net earnings of $10.6 million for the three months ended December 31, 2013, an increase of 17.5%, as compared to $9.0 million during the three months ended December 31, 2012.  For the nine months ended December 31, 2013, net earnings were $27.1 million, a decrease of 0.3%, or $77 thousand compared to the nine months ended December 31, 2012.

Basic and fully diluted earnings per common share were $1.33 and $1.32, respectively, for the three months ended December 31, 2013, as compared to $1.11 and $1.11, respectively, for the three months ended December 31, 2012. Basic and fully diluted earnings per common share were $3.37 and $3.34, respectively, for the nine months ended December 31, 2013, as compared to $3.42 and $3.38, respectively, for the nine months ended December 31, 2012.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended December 31, 2013 were 7,950,354 and 7,982,418, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended December 31, 2012 were 7,843,153 and 7,843,153, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the nine months ended December 31, 2013 were 7,946,746 and 8,012,840, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the nine months ended December 31, 2012 were 7,778,174 and 7,867,982, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations, and borrowings, both non-recourse and recourse. We have used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of equipment or software that are financed for our customers, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock.

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance, or GECDF, which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at December 31, 2013 or March 31, 2013, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

We believe that cash on hand, and funds generated from operations, together with available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures and other requirements for at least the next 12 calendar months.

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

Our accounts receivable—trade increased by $40.7 million, or 23.5%, from March 31, 2013 due to higher gross sales volume as well as the timing of purchases from our customers. Our gross revenues for the third quarter of fiscal 2014 were 13.9% higher than the fourth quarter of fiscal 2013. In addition, a higher proportion of sales during our third quarter tend to occur in the latter half of the quarter, as many of our customers approach their fiscal year end. We experienced increases in both accounts payable—trade and accounts payable—floor plan for the same reasons. Amounts in inventory increased $9.5 million from March 31, 2013 due to the timing of deliveries to our customers. Our accounts payable—floor plan consists of purchases through the GECDF credit facility, which are generally paid within 30-60 days from the invoice date. Changes in accounts payable—equipment is due to the timing of payments for equipment or software that is financed for our customers.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2013	2012
Net cash (used in) provided by operating activities	$(26,766)	$13,784
Net cash (used in) investing activities	(21,228)	(933)
Net cash provided by (used in) financing activities	35,766	(4,477)
Effect of exchange rate changes on cash	6	1
Net (decrease) increase in cash and cash equivalents	$(12,222)	$8,375

Net cash (used in) provided by operating activities. Cash used in operating activities totaled $26.8 million during the nine months ended December 31, 2013, compared to cash provided by operations of $13.8 million during the same period last year. Cash used in operating activities during the nine months ended December 31, 2013 related to increases in accounts receivable—trade of $43.2 million, and increases in investment in direct financing and sale-type leases-net of $20.4 million; these increases are partially offset by increases in accounts payable—equipment and accounts payable—trade of $13.3 million and salaries and commission payable, accrued expenses and other liabilities and deferred revenue of $5.5 million.

Cash provided by operations during the nine months ended December 31, 2012 resulted primarily from increases accounts payable—equipment and accounts payable—trade of $18.5 million, and salaries and commissions payable in accounts receivable—trade and other of $35.4 million, reductions in direct financing and sale type leases of $11.2 million and depreciation and amortization expenses of $8.7 million, partially offset by increases in and accounts receivable—trade and other of $47.1 million, deferred costs and other assets of $34.0 million, and notes receivable of $1.0 million.

Net cash used in investing activities. Cash used in investing activities was $21.2 million during the nine months ended December 31, 2013, compared to cash used in investing activities of $0.9 million during the same period last year. Cash used in investing activities during the nine months ended December 31, 2013 was primarily driven by issuance of notes receivable (net of issuance, proceeds from the sale on notes, and repayments) of $6.3 million, purchase of assets to be leased of $8.3 million, and purchases of property, equipment and operating lease equipment of $7.9 million. Cash used by investing activities during the nine months ended December 31, 2012 was primarily driven by a net increase in notes receivable of $8.7 million, offset by a decrease in short-term investments of $6.2 million, and by the sale of property, equipment and operating lease equipment of $1.6 million.

Net cash provided by (used in) financing activities. Cash provided by financing activities was $35.8 million during the nine months ended December 31, 2013, which was due to net borrowings on the floor plan facility of $18.5 million and net borrowings of non-recourse and recourse notes payable of $26.8 million, partially offset by the purchase of treasury stock of $10.3 million. In the prior year, we had net cash used by financing activities of $4.5 million primarily due to dividends paid of $20.1 million, and net borrowings on floor plan facility of $4.2 million, offset by net repayments on notes payable of $20.2 million and repurchase of common stock of $1.9 million.

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

The non-GAAP financial measure for our cash flows from operating activities for the nine months ended December 31, 2013 and 2012 is as follows (in thousands):

	Nine Months Ended December 31,
	2013	2012
GAAP: net cash provided by (used in) operating activities	$(26,766)	$13,784
Principal payments from customers directly to lenders	14,516	11,374
Non-GAAP: adjusted net cash provided by (used in) operating activities	$(12,250)	$25,158

The non-GAAP financial measure for our cash flows from investing activities for the nine months ended December 31, 2013 and 2012 is as follows (in thousands):

	Nine Months Ended December 31,
	2013	2012
GAAP: net cash (used in) investing activities	$(21,228)	$(933)
Principal payments from customers directly to lenders	631	-
Non-GAAP: adjusted net cash (used in) investing activities	$(20,597)	$(933)

The non-GAAP financial measure for our cash flows from financing activities for the nine months ended December 31, 2013 and 2012 is as follows (in thousands):

	Nine Months Ended December 31,
	2013	2012
GAAP: net cash provided by (used in) financing activities	$35,766	$(4,477)
Principal payments from customers directly to lenders	(15,147)	(11,374)
Non-GAAP: adjusted net cash provided by (used in) financing activities	$20,619	$(15,851)

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

The financing necessary to support our leasing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained mostly non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At December 31, 2013, our non-recourse notes payable increased 25.3% to $50.5 million, as compared to $40.3 million at March 31, 2013. Recourse notes payable increased 96.4% to $2.9 million from March 31, 2013 to December 31, 2013.

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

Credit Facility — ePlus Technology, inc.

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables, and inventory.  As of December 31, 2013, the facility had an aggregate limit of the two components of $175.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2013. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans, or advances with certain exceptions for dividends to ePlus inc.  Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2013	Balance as of December 31, 2013	Maximum Credit Limit at March 31, 2013	Balance as of March 31, 2013
$175,000	$84,761	$175,000	$66,251

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at December 31, 2013 or March 31, 2013, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

First Virginia Community Bank (formerly 1st Commonwealth Bank of Virginia) provides us with a $0.5 million credit facility, which matured on October 26, 2012. This credit facility was renewed for two years effective October 27, 2012. The credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of December 31, 2013, we had no outstanding balance on this credit facility.

Performance Guarantees

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations. We are in compliance with the material performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of December 31, 2013, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third party and the transfer of financial assets.  Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report and in subsequently filed Forms 10-Q.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Changes in interest rates may affect our ability to fund or transfer our financing arrangements if the rate rises above the fixed rate of the instrument. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of December 31, 2013, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Controls

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business process and accounting procedures. During the quarter ended September 30, 2013, we identified a material weakness related to the accounting for agreements under Codification Topic, Transfers and Servicing. During the quarter ended December 31, 2013, we remediated this material weakness by implementing additional reviews of the accounting for these arrangements.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the trial court”) in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson appealed the trial court’s judgment, and we appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the trial court’s ruling precluding us from seeking monetary damages. The Appeals Court also upheld the finding that the patent claims were not invalid and upheld, in part, the finding of infringement. The Appeals Court remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction. Consistent with the Appeals Court’s decision, on June 11, 2013, the trial court issued an order modifying the injunction so that it would continue in full effect with respect to those configurations of Lawson’s electronic procurement systems that the Appeals Court affirmed are infringing.

On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence, that Lawson is in contempt of the trial court’s May 23, 2011, injunction, entering judgment in our favor in the amount of $18,167,950, and ordering that Lawson pay to the court a daily coercive fine in the amount of $62,362 until Lawson establishes that it is in compliance with the injunction. Lawson appealed both the order modifying the injunction, and the order finding it in contempt. Lawson posted a bond, and collection of the judgment and the imposition of the coercive fine have been stayed pending the appeal.
In light of the Appeals Court’s January 29, 2014, decision on the reexamination proceeding described below, we anticipate that the Appeals Court will vacate the injunction on a going-forward basis.  However, we continue to believe that we are entitled to enforce the contempt judgment.  Briefing on the appeals was completed in January 2014, however, we do not know if or when the Appeals Court will hold oral arguments, or when it will issue a ruling. Court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

Patent litigation is extremely complex and issues regarding a patent’s validity can arise even subsequent to a patent’s issuance.  On November 8, 2013, the Appeals Court affirmed the United States Patent and Trademark Office’s Patent Trial and Appeal Board’s adverse decision in a reexamination proceeding concerning the validity of the patent at issue in the Lawson litigation.  On January 29, 2014, the Appeals Court denied our Motion for Rehearing.  This unfavorable decision in the reexamination proceeding may adversely affect the Lawson litigation, including probable termination of the injunction described above.

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

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our 2013 Annual Report, except as updated in our subsequently files Forms 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2013.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2013 through April 30, 2013	-	-	-	500,000	(2)
May 1, 2013 through May 31, 2013	-	-	-	500,000	(3)
June 1, 2013 through June 30, 2013	28,222	$60.06	-	500,000	(4)
July 1, 2013 through July 31, 2013	-	-	-	500,000	(5)
August 1, 2013 through August 31, 2013	30,010	$55.33	16,159	483,841	(6)
September 1, 2013 through September 15, 2013	46,827	$54.37	46,827	437,014	(7)
September 16, 2013 through November 13, 2013	-	-	-	-	(8)
November 14, 2013 through November 30, 2013	20,023	$53.38	20,023	729,977	(9)
December 1, 2013 through December 31, 2013	62,499	$53.40	62,499	667,478	(10)

The timing and expiration date of the current stock repurchase authorizations are included in Note 9, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

(1)	All shares acquired were in open-market purchases, except for 42,073 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)	The share purchase authorization in place for the month ended April 30, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2013, the remaining authorized shares to be purchased were 500,000.
(3)	The share purchase authorization in place for the month ended May 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of May 31, 2013, the remaining authorized shares to be purchased were 500,000.
(4)	The share purchase authorization in place for the month ended June 30, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of June 30, 2013, the remaining authorized shares to be purchased were 500,000.
(5)	The share purchase authorization in place for the month ended July 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2013, the remaining authorized shares to be purchased were 500,000.
(6)	The share purchase authorization in place for the month ended August 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2013, the remaining authorized shares to be purchased were 483,841.
(7)	The share purchase authorization in place for the period from September 1, 2013 to September 15, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of September 15, 2013, stock repurchase authorization expired and no more shares were authorized to be purchased.
(8)	There was no stock repurchase authorization for the period September 16, 2013 through November 13, 2013 as the stock repurchase authorization expired as of September 15, 2013.
(9)	On November 14, 2013, our board of directors has authorized the Company to repurchase up to 750,000 shares of ePlus’ outstanding common stock over a 12-month period commencing on November 14, 2013. As of November 31, 2013, the remaining authorized shares to be purchased were 729,977.
(10)
The share purchase authorization in place for the month ended December 31, 2013 had purchase limitations on the number of shares of up to 750,000 shares. As of December 31, 2013, the remaining authorized shares to be purchased were 667,478.

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

ePlus inc.

Date: February 5, 2014	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2014	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)