Form 10-K
EPLUS INC
filed 2014-06-04
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2013 was $201,674,843. The outstanding number of shares of common stock of ePlus as of May 30, 2014, was 7,507,334.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company's definitive Proxy Statement relating to its 2014 annual meeting of shareholders ( the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2014 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end to which this report relates.

[This Page Intentionally Left Blank]

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “hope,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•	we offer a comprehensive set of solutions— integrating information technology (IT) product sales, third-party software assurance and maintenance, advanced professional and managed services, proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:
o	managing a diverse product set of solutions in highly competitive markets with a small number of key vendors;
o	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	increasing the total number of customers who utilize our managed services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations;
•	our dependence on key personnel, and our ability to hire and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or purchases from us;
•	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents, and, when appropriate, license required technology;
•	our professional and liability insurance policies coverage may be insufficient to cover a customer claim;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	the ability to gain customer acceptance of our professional and managed service offerings;
•	our ability to secure our and our customers’ electronic and other confidential information;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions or the effect of those changes on our common stock or its holders;
•	future growth rates in our core businesses;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with several of our larger customers or vendors;
•	our ability to successfully integrate acquired businesses;

•	reduction of vendor incentives provided to us;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and other regulations;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans; and
•	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

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

Industry and Market Data

This Form 10-K includes industry data that we obtained from periodic industry publications, which represent data, research opinion or viewpoints published as part of a syndicated subscription service by Gartner, Inc. and are not representations of facts. References to data from Gartner apply to their original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report are subject to change without notice.

PART I

ITEM 1.	BUSINESS

GENERAL

Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.”

Our operations are conducted through two business segments. Our technology segment includes sales of information technology products, third-party software, advanced professional and managed services, and third-party maintenance contracts and our proprietary software. Our financing segment consists of the financing of equipment, software and related services. Both segments sell to commercial entities, state and local governments, and government contractors. See Note 14, “Segment Reporting” in the consolidated financial statements included elsewhere in this report.

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

We began using the name ePlus inc. in 1999 after changing our name from MLC Holdings, Inc. ePlus Technology, inc. conducts our technology sales and services business.  ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and provide consulting services and proprietary software for enterprise supply management. ePlus Capital, inc. owns 100 percent of ePlus Canada Company, which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to transact business with governmental contractors servicing the federal government marketplace. ePlus Document Systems, inc. was incorporated on October 15, 2003 and provides proprietary software for document management.

ePlus Jamaica, inc. was incorporated on April 8, 2005 and ePlus Iceland, inc. was incorporated on August 10, 2005. Both companies are subsidiaries of ePlus Group, inc. and were created to transact business in Jamaica and Iceland, respectively; however, neither entity has conducted any significant business, or has any employees or business locations outside the United States.

OUR BUSINESS

We are a leading integrator of technology solutions. We enable organizations to optimize their information technology (IT) infrastructure and supply chain processes by delivering world-class IT products from top vendors, advanced professional and managed services, flexible lease financing, and proprietary software. We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 23 years and have been licensing our proprietary software for more than 14 years. Our primary focus is to deliver integrated technology solutions for our customers’ data center, network, collaboration, and computer infrastructures, including services and products encompassing the assessment, architecture, design, and implementation of security, cloud, big data, mobility, and other advanced technologies. We have evolved our offerings by continued investment to expand our professional and managed services, expanding our relationships with key vendors and broadening our vendor partnerships to capture opportunities in emerging technologies and developing proprietary software.

We design, implement and provide an array of IT business solutions for our customers. Our solutions incorporate hardware and software products from multiple leading IT vendors. As our customers’ IT requirements have grown increasingly complex, we have evolved our offerings by investing in our professional and managed services capabilities and by expanding our relationships with existing key vendors. We have also continued to strengthen our relationships with vendors focused on emerging technologies, which have enabled us to provide our customers with new and evolving IT solutions. We are an authorized reseller of products and services from over 1,000 vendors including Check Point, Cisco Systems, EMC, Hewlett-Packard, McAfee, NetApp, Oracle, Palo Alto Networks and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

Unlike many competitors, our scale and strong financial position have enabled us to invest in the engineering and technology resources required to deliver leading edge IT solutions. We believe we are a trusted IT advisor to our customers, delivering turn-key IT solutions that incorporate hardware, software, security and services. In addition, we offer a wide range of leasing and financing options for technology and other capital assets. Our ability to bundle IT solutions with our financing solutions allows us to offer a customer service strategy that spans the continuum from fast delivery of competitively priced products and services to end-of-life disposal services, and a selling approach that permits us to grow with our customers and solidify our relationships.

We focus exclusively on middle market and large enterprises. The percentage of total sales of products and services revenue by customer end market include technology (21%), telecommunications, media and entertainment (18%), financial services (11%), healthcare (11%), and state and local government, and educational institutions (20%). We currently have over 2,800 customers and we believe there are over 50,000 potential customers in the middle market. Sales to Verizon Communications, Inc. represented approximately 11% and 14% of our total revenues for the years ended March 31, 2014 and 2013, respectively. No customers accounted for more than 10% of our total revenues for the year ended March 31, 2012. For the year ended March 31, 2014, 2013 and 2012, over 98% of our total revenues were generated within the United States.

For the year ended March 31, 2014, our technology segment accounted for approximately 97% of our total revenue and 85% of our consolidated earnings before taxes, respectively, and our financing segment accounted for approximately 3% of our total revenue and 15% of our consolidated earnings before taxes, respectively.

Our offerings in the Technology Segment include:

•	direct marketing of information technology equipment, third-party software and third-party maintenance and services;
•	advanced professional and managed services;
•	proprietary software (OneSource®), including order-entry and order-management software, procurement, asset management which encompasses vendor maintenance management, document management and distribution software and electronic catalog content management software and services.

Our offerings in the Financing Segment include:

•	leasing assets, financing products and business process services to facilitate the acquisition and management of technology and capital assets.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We participate in the large and growing United States IT market which, according to Gartner, is estimated to generate sales of over $1.1 trillion in 2014, and is expected to grow at an annual rate of approximately 4% through 20171. Based on data published by Gartner, we have calculated spending in the segments of the U.S. IT market that our solutions address, including cloud2, security3, managed services4, virtualization5 and mobility6, to grow nearly three times faster than the overall market, or at an annual rate of 11% through 2017.

We have identified several specific trends that are driving growth in the broader U.S. IT market and the specific markets we focus on:

•	Greater complexity of the IT ecosystem has created challenges for enterprise customers. Historically, customers could procure disparate hardware and software solutions to satisfy their IT needs. However, the emergence of cloud computing, evolving trends and choices in data center and network architectures, the proliferation of mobile devices, increased security threats and the demand for big data analytics has made it increasingly difficult for customers to design, procure, implement and manage their IT systems. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it increasingly challenging for customers to design, implement and manage secure, efficient and cost-effective IT environments.

•	Increasing sophistication and incidences of cyber-attacks. Over the last decade, cyber-attacks have become more sophisticated, more prevalent and increasingly difficult to safeguard against. We believe our customers are increasingly focused on all aspects of cyber security, including intellectual property, data and business processes. In order to meet current and future security threats, enterprises must implement solutions that are fully-integrated and capable of monitoring, detecting, containing and remediating security threats and attacks.

•	Lack of sufficient internal IT resources at mid-sized and large enterprises. We believe that IT organizations are increasingly facing pressure to deliver higher service levels with fewer resources. The prevalence of security threats, increased use of cloud computing, proliferation of mobile devices, bring-your-own-device (BYOD) policies, complexity of multi-vendor solutions, and the need for big data analytics have made it increasingly difficult for enterprises to manage their IT solutions needs.

•	Reduction in the number of IT solutions providers. We believe that customers are seeking to reduce the number of vendors they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices and reduce costs. As a result, customers are increasingly required to select IT solutions providers that are capable of delivering complex multi-vendor IT solutions.

•	Increasing need for third-party services. We believe that customers are increasingly relying on third-party service providers to manage significant aspects of their IT infrastructure, from design, implementation, pre- and post-sales support, maintenance, engineering and other services.

COMPETITION

The market for IT sales and professional services is intensely competitive, subject to economic conditions and rapid change, and significantly affected by new product introductions and other market activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national and international firms, including vendors; other direct marketers; national and regional resellers; and regional, national, and international services providers. In addition, many IT vendors may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such vendors.

1Gartner, “Market Databook, 1Q14 Update,” 2013-2017 End-User Spending on IT Products and Services (U.S.).
2Gartner, “Forecast: IT Services, Worldwide, 2012-2018, 1Q14 Update,” 2013-2017 Cloud Access (U.S.).
3Gartner, “Forecast: Information Security, Worldwide, 2012-2018, 1Q14 Update,” 2013-2018 Security Spending (U.S.).
4Gartner, “Forecast: IT Services, Worldwide, 2012-2018, 1Q14 Update,” 2013-2018 Data Center Outsourcing, Colocation, Hosting (U.S.).
5Gartner, “Forecast: Enterprise Software Markets, Worldwide, 2011-2018, 1Q14 Update” 2013-2017 Virtualization Infrastructure Software (U.S.).
6Gartner, “Forecast: PCs, Ultramobiles and Mobile Phones Worldwide, 2011-2018, 1Q14 Update” 2013-2017 Ultramobiles purchased by business customers (U.S.).

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

In the software market, there are a number of companies offering business-to-business electronic commerce and asset management solutions similar to ours in a Software-As-A-Service (“SAAS”) platform. Some of these competitors include enterprise resource planning (“ERP”) system vendors and other major software vendors that are expected to sell their procurement and asset management products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes.

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

For a discussion of risks associated with the actions of our competitors, see Item 1A, “Risk Factors” included elsewhere in this report.

OUR SOLUTIONS

Technology Segment

•	Direct IT Sales: We are an authorized reseller of, or have the right to resell products and services from, over a 1,000 vendors. These products include hardware, software, software assurance, and third party services and maintenance. Our most important vendor relationships include Check Point, Cisco Systems, EMC, Hewlett-Packard, McAfee, NetApp, Oracle, Palo Alto Networks and VMware. We hold various technical and sales related certifications that authorize us to market their products and enable us to provide advanced professional services. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort.

•	Advanced Professional and Managed Services: We provide a range of advanced professional and managed services to help our customers improve productivity, profitability and revenue growth while reducing operating costs. Our services include the following:

•	Data center solutions enable customers to streamline operations, reduce complexity and costs, and simplify vendor management;

•	Network services that aim to improve network performance for our customers;

•	Security and wireless solution services help safeguard our customers’ IT infrastructure through environment analysis, risk identification and the implementation of security processes;

•	Managed services enable customers to reduce costs and burdens of their day-to-day IT tasks while monitoring availability, reliability and performance;

•	Staff augmentation services provide customers with flexible headcount options while allowing them to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help;

•	Server and desktop support provides outsourcing services to respond to our customers’ business demands while minimizing overhead;

•	Professional services focused on cloud infrastructure, unified communications, collaboration, networking, security, audio and visual communications, storage and virtual desktop infrastructure;

•	Business intelligence and data management services help customers effectively use critical business information by enabling companies to aggregate, normalize, cleanse and analyze their data; and

•	Project management services enhance productivity and collaboration.

•	Proprietary Software: Our software solutions can be used as a stand-alone solution or be integrated as a component of a bundled solution. Our line of proprietary software products is called OneSource® and consists of the following products:

•	OneSource®IT is online web based software portal for customers purchasing IT equipment, software, and services from us; OneSource®IT+ is an online web based software portal for customers purchasing IT products from other suppliers and/or from us;

•	OneSource® Procurement is a complete web-based software to facilitate procurement of any type of asset;

•	OneSource® Asset Management is a software platform for managing and tracking corporate assets including vendor maintenance contracts;

•	OneSource® Supplier Portal is a software application for catalog and content management used by customers and suppliers; and

•	OneSource® DigitalPaper is a document management software application.

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

Financing Segment

•	Leasing and Financing: We specialize in originating financing arrangements, including direct financing, sales-type and operating leases and notes receivable, and underwriting and management of IT equipment and assets. Our financing operations include sales, pricing, credit, contracts, accounting, risk management and asset management.

We primarily finance IT equipment including accessories and software, communication-related equipment, and medical equipment, and we may also finance industrial machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment. Our transactions include leases and installment sales or conditional sales contracts with commercial enterprises, non-profit entities, state and local governments, and federal government contractors. A large part of our transactions are net leases with a specified non-cancelable lease term and a fixed amount of rent. These non-cancelable leases have a provision which requires the lessee to make all lease payments without offset or counterclaim. Lease and financing arrangements with government contractors are typically subject to annual funding by the governmental entity, which we typically sell or assign to third party financial institutions to mitigate this risk. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes.

In anticipation of the expiration of the term of the lease, we initiate the remarketing process for the related equipment. Our goal is to maximize revenues from the remarketing effort by either (1) re-leasing or selling the equipment to the initial lessee, (2) renting the equipment to the initial lessee on a month-to-month basis, (3) selling the equipment to an equipment broker, or (4) leasing the equipment to a different customer. Through the remarketing process, we are able to recover or exceed our original investment in the residual value of the leased equipment. Any amounts received over the estimated residual value, less any commission expenses, become profit to us and can significantly impact the degree of profitability of a lease transaction. We aggressively manage the remarketing process of our leases to maximize the profit margin on our leased equipment portfolio.

We believe that we offer an enhanced financing solution to our customers, which provides a business process services approach that can automate the process and reduce our customers’ cost of doing business. The solution incorporates value-added services at every step in the process, including:

•	front end processing, such as eProcurement, order aggregation, order automation, vendor performance measurement, ordering, reconciliation, and payment;
•	lifecycle and asset ownership services, including asset management, change management, and property tax filing; and
•	end-of-life services such as equipment audit, removal, and disposal.

In addition, we are able to bundle equipment sales and advanced professional services to provide a turnkey leasing solution. This allows us to differentiate ourselves with a customer service strategy that spans the continuum from fast delivery of competitively priced products to end-of-life disposal services, and a selling approach that permits us to grow with customers and solidify those relationships

OUR COMPETITIVE STRENGTHS

Large Addressable Market with Substantial Growth Opportunities Driven by Increasing IT Complexity

We participate in the large and growing United States IT market which, according to Gartner, is estimated to generate sales of over $1.1 trillion in 2014, and is expected to grow at a compound annual rate of approximately 4% through 20177. Based on data published by Gartner, we have calculated spending in the segments of the U.S. IT market that our solutions address, including cloud8, security9, managed services10, virtualization11 and mobility12, to grow nearly three times faster than the overall market, or at a compound annual rate of 12% through 2017. We believe we are well positioned in the complex high-growth IT solutions segment and can achieve outsized growth relative to the overall IT market.

We focus exclusively on enterprises, primarily large and middle market companies as well as state, local and educational entities. Our products and services are targeted at the approximately 50,000 middle market companies in the United States. We believe IT organizations within these companies are increasingly facing pressure to deliver higher service levels with fewer resources, increasing their reliance on integrators of complex technology solutions, such as our company.

Broad and Diverse Customer Base across a Wide Range of End Markets

We have a broad and diverse customer base across a wide range of end markets. We currently have more than 2,800 customers, with only one customer representing more than 10% of total revenue for the fiscal years ended March 31, 2014 and 2013. We serve a wide range of end markets, including education, financial services, healthcare, media and entertainment, state and local government, technology and telecommunications.

Differentiated Business Model Serving Entire IT Lifecycle – Solutions, Services, Software, Financing

We believe we are a trusted IT advisor, delivering differentiated products and services to enable our customers to meet increasingly complex IT requirements. We are able to provide complete, turn-key solutions serving the entire IT lifecycle – solutions, services, software and financing.

We provide upfront assessments, configuration capabilities, installation and implementation, and ongoing services to support our customers’ solutions.

Deep Expertise in Advanced Technology to Address Emerging Data Center and IT Infrastructure Trends

We focus on complex, high-growth segments of IT infrastructure, including cloud, security, managed services, virtualization and mobility.

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering best-of-breed solutions, value-added services and close relationships with emerging vendors. Our close relationships with emerging vendors such as Arista, Barracuda, FireEye, Palo Alto Networks and others enable us to provide new and evolving IT solutions to our customers.

7Gartner, “Market Databook, 1Q14 Update,” 2013-2017 End-User Spending on IT Products and Services (U.S.).
8Gartner, “Forecast: IT Services, Worldwide, 2012-2018, 1Q14 Update,” 2013-2017 Cloud Access (U.S.).
9Gartner, “Forecast: Information Security, Worldwide, 2012-2018, 1Q14 Update,” 2013-2018 Security Spending (U.S.).
10Gartner, “Forecast: IT Services, Worldwide, 2012-2018, 1Q14 Update,” 2013-2018 Data Center Outsourcing, Colocation, Hosting (U.S.).
11Gartner, “Forecast: Enterprise Software Markets, Worldwide, 2011-2018, 1Q14 Update” 2013-2017 Virtualization Infrastructure Software (U.S.).
12Gartner, “Forecast: PCs, Ultramobiles and Mobile Phones Worldwide, 2011-2018, 1Q14 Update” 2013-2017 Ultramobiles purchased by business customers (U.S.).

Strategic Ability to Design and Integrate Cloud Solutions Across Multiple Vendors

We believe our relationships with vendors focused on the design and integration of cloud systems allows us to provide differentiated, market-leading cloud offerings. We have developed long standing, strategic partnerships with leading cloud systems vendors, including Cisco Systems, EMC, Hewlett-Packard, NetApp, and VMware.

Additionally, we believe our vendor agnostic approach allows us to provide the best customer-specific solutions. Our experienced professionals are trained in various product lines across vendors and have achieved top-level certifications with multiple strategic partners.

Proven Track Record of Successfully Integrating Acquisitions and Accelerating Growth

We view acquisitions as an important factor in our strategic growth plan. Since 1997, we have successfully identified and integrated 16 acquisitions. Most recently, we have been active in tuck-in acquisitions to broaden our product offerings, sector reach and geographic footprint, with recent acquisitions including:

•	AdviStor – Broadened storage offerings and expertise

•	pbm (Pacific Blue Micro)– Expansion of West Coast operations

•	Vanticore – Gained municipal contracts and customer contact center expertise

•	NCC Networks – Broadened security expertise, Midwest presence

•	Interchange Technologies – Acquired Cisco / Tandberg resale capability nationwide

Our proven integration methodology allows us to retain customers, vendors and employees from acquired firms, seamlessly integrate acquired firms into the ePlus platform, and accelerate growth.

We continue to review new acquisition opportunities to grow our national footprint and expand our offerings.

Strong Financial Performance Characterized by Growth and Profitability

We have focused on achieving strong top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 18% on revenue from April 1, 2009 to March 31, 2014 and consolidated gross margins of over 20% in the fiscal years ended March 31, 2014, 2013 and 2012.

Through our organic expansion as well as acquisitions, we have increased our employee base by 41% from the year ended March 31, 2010 to March 31, 2014 while increasing revenue per employee by approximately 36%. Our increase in our employee base has largely been in customer facing roles focusing on complex IT solutions.

GROWTH STRATEGY

Our goal is to continue to grow as a leading provider of technology solutions. The key elements of our strategy include the following:

Grow Revenues from Existing Clients

We seek to become the primary provider of IT solutions for each of our customers by delivering excellent customer service, pricing, availability, and advanced professional and managed services in the most efficient manner. We continue to focus on improving our sales efficiency by providing on-going training and targeted incentive compensation as well as implementing better automation processes to reduce costs and improve productivity. Our account executives are trained on our broad solutions capabilities and to sell in a consultative manner that increases the likelihood of cross-selling our solutions. We believe that our bundled offerings are an important differentiating factor from our competitors. We also have experienced telesales professionals, pre-sales engineers and inside sales representatives to support our outside sales representatives.

Attract New Clients

We actively seek to acquire new account relationships through an outbound telesales effort, face-to-face field sales, electronic commerce, leveraging our partnerships with vendors, and targeted direct marketing to increase awareness of our solutions and acquisitions. In particular, we are developing several industry market focuses, including healthcare, and financial services. In addition to marketing to the private sector, we are expanding our public sector customers which include state, local and municipal governments, and educational institutions.

Expand Geographically and Build a National Footprint

We intend to increase our direct sales and targeted marketing efforts in each of our geographic and vertical industry areas. We actively seek to acquire new account relationships through a new outbound telesales effort, face-to-face field sales, electronic commerce (especially OneSource®), leveraging our partnerships with vendors, and targeted direct marketing to increase awareness of our solutions. In particular, we have several industry market focuses, including healthcare, legal, and financial services. In addition to marketing to the private sector, we are expanding our public sector customers which include state, local and municipal governments, and educational institutions.

Recruit, Retain and Develop Employees

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to take advantage of hiring experienced sales people and engineers, and make strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully, evaluate and consider strategic hiring opportunities if and when they become available. During the year ended March 31, 2014, as part of our expansion strategy, our advanced professional and managed service staff grew from 264 to 293 employees, while our sales force increased from 356 to 369 employees.

Expand Advanced Professional and Managed Services

We have focused on gaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors, such as Cisco Systems, EMC, Hewlett-Packard, NetApp, and VMware. In April 2014, we received a Cisco Partner Summit Global award, which recognized us as Cloud Builder of the Year. Cisco Partner Summit Global awards are designed to recognize best-in-class business practices and to serve as a model for other Cisco IT solutions providers. We are especially focused on helping our customers develop their cloud capabilities including private, public, and hybrid infrastructures. We are actively working on virtual desktop infrastructure, unified communications, collaboration, networking, security, visual communications, audio / visual, storage, big-data, and managed services offerings, all of which remain in high demand. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional markets as well as the national market. This significantly increases direct and referral sales opportunities for our products and services, and allows us to achieve optimal pricing levels. Second, within our existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies or across multiple vendor product lines.

Innovate and Deliver New Solutions

We continuously offer best-of-breed solutions to provide our clients with next generation capabilities. In 2014, we invested in capabilities related to our professional and managed service offerings: Enhanced Maintenance Support was added to improve customer service support, and we also added a new managed services center in North Carolina, strategically placed in proximity to many of our key partners. We have expanded and improved our proprietary software, OneSource ®, which allows companies to take control of their purchasing environment, including procurement and supplier and asset management.

We will continue to invest responsibly and aggressively in strong industry trends, such as increased professional and managed services and high-growth sectors such as cloud, security, managed services, virtualization and mobility to create a comprehensive solution set for our clients.

Pursue Strategic Acquisitions

We are focused on making strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure, and / or enhance our product and service offerings. Part of our growth strategy is to hire purposefully and evaluate and consider strategic hiring opportunities if and when they become available.

Improve Operational Efficiencies

We continue to invest in our internal technology infrastructure and software platforms to optimize our operations, and to engage in process re-engineering efforts to become more streamlined and cost effective.

RESEARCH AND DEVELOPMENT

We expense software development costs as they are incurred until technological feasibility has been established. At such time, development costs are capitalized until the product is made available for release to customers. For the year ended March 31, 2014, development costs of $305 thousand were capitalized and $157 thousand was amortized. For the year ended March 31, 2013, development costs of $351 thousand were capitalized and $92 thousand was amortized. For the year ended March 31, 2012, development costs of $116 thousand were capitalized and $148 thousand was amortized. We have other expenses relating to enhancements, upgrades, and other improvements which are not capitalized and are expensed as incurred. We have also outsourced certain programming tasks to an offshore software-development company to supplement our internal development support, and quality assurance resources. In addition, we continue to enhance our software and some or all of these costs may be considered period costs.

SALES AND MARKETING

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers and by seeking to acquire new account relationships through outbound telesales efforts, face-to-face field sales and leveraging our partnerships with manufacturers and targeted direct marketing to increase awareness of our solutions. We target enterprises, primarily middle market companies with annual revenues between $20 million and $2.5 billion and large companies. We believe there are over 50,000 potential customers in the middle market and we currently have over 2,800 customers. We undertake direct marketing campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

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

As of March 31, 2014, our sales force was organized regionally in 32 office locations throughout the United States. See Item 2, “Properties” of this Form 10-K for additional office location information. As of March 31, 2014, our sales organization included 369 sales, marketing, and sales support personnel.

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

For example, in the United States we have one patent generally directed to electronic sourcing systems and processes, six catalog management patents, three image transmission management patents, a patent for collaborative editing of electronic documents over a network, a hosted asset information management patent, and an eCatalog supplier portal patent, among others. We have a counterpart of the electronic sourcing system patent in nine European forums and Japan, a counterpart of the image transmission management patents in six additional forums, and a counterpart for the collaborative editing of electronic documents patent has been issued in Canada. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation.

During our fiscal year that ended March 31, 2014, two of our electronic sourcing systems and processing patents were cancelled by the USPTO after reexamination proceedings. The remaining electronic sourcing system patent is scheduled to expire in August 2014; the three image transmission patents are scheduled to expire in 2018; the earliest of the catalog management patents is scheduled to expire in 2024; and the patent for collaborative editing of electronic documents over a network is scheduled to expire in 2025, provided that all maintenance fees are paid in accordance with USPTO regulations. We also have the following registered service/trademarks: ePlus®, eCloud ®, DirectSight®, Procure+®, Manage+®, ePlus Leasing®, Docpak®, Viewmark®, OneSource®, Content+®, eECM®, and ePlus Enterprise Cost Management®. In addition, we have over 20 registered copyrights and additional common-law trademarks and copyrights.

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

FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management. We are an authorized reseller of, or have the right to resell products and services from, over 1,000 vendors. These products include hardware, software, software assurance, and third party services and maintenance contracts. Our most important vendor relationships include Check Point, Cisco Systems, EMC, Hewlett-Packard, McAfee, NetApp, Oracle, Palo Alto, and VMWare. Arrow Enterprises, Ingram Micro, and Tech Data are the largest distributors we utilize. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customer's location, which allows us to keep our inventory of any product and shipping expenses to a minimum. The products we sell typically have payment terms ranging from payment in advance, by credit card, due upon delivery, or generally between 30-60 days to pay, depending on the customer’s credit and payment structure.

Financing and Bank Relationships. We have a number of bank and finance company relationships that provide financing for our business, including nonrecourse financing for investments originated through our financing segment and for working capital purposes in our technology segment. The companies that provide us with nonrecourse financing review and approve the nonrecourse financing based on the credit quality of our customers for which the underlying lease or financing arrangement relates. Our technology segment has a credit facility with GE Capital, Commercial Distribution Finance, which we use for working capital purposes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Risk Management and Process Controls. It is our goal to minimize the financial risks of our assets. To accomplish this goal, we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have internal control processes, including credit management, contract origination and management, cash management, servicing, collections, remarketing and accounting. We may utilize non-recourse financing, which is recourse to our customer and is secured by the underlying assets of the financing arrangement and not our general assets. We may obtain lender commitments before acquiring the related assets.

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

We have an executive management review process and other internal controls in place to evaluate the transactions’ potential risk. Our lease, financing, assignment and sale arrangements are reviewed by senior management for pricing, structure, documentation, and credit quality. Due, in part, to our strategy of focusing on certain equipment categories, we have product knowledge, historical remarketing information and experience with many of the items that we lease, sell, and service. We rely on our experience or outside opinions to set and adjust our sale prices, lease rate factors, and residual values.

Default and Loss Experience. During the fiscal year ended March 31, 2014, we increased our reserves for credit losses by $750 thousand, and incurred actual credit losses of $127 thousand. During the fiscal year ended March 31, 2013, we reduced our reserves for credit losses by $333 thousand, incurred actual credit losses of $144 thousand and had no recoveries. During the fiscal year ended March 31, 2012, we added $3.2 million to our reserves for credit losses, incurred actual credit losses of $378 thousand and had recoveries of $1 thousand. In fiscal year 2013, a significant portion of the increase in reserves for credit losses of approximately $3.1 million was related to a specific customer, which filed for bankruptcy in May 2012.

EMPLOYEES

As of March 31, 2014, we employed 913 full-time and 21 part-time employees. These 934 employees operated through 32 office locations, home offices and customer sites. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

	March 31,
	2014	2013
Sales and Marketing	369	356
Professional Services	293	264
Administration	181	184
Software Development and Internal IT	82	77
Executive Management	9	9
	934	890

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), are available free of charge through our Internet website, www.eplus.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on or accessible through, these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2014. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Phillip G. Norton	70	Director, Chairman of the Board of Directors, President and Chief Executive Officer

Mark P. Marron	52	Chief Operating Officer

Elaine D. Marion	46	Chief Financial Officer

Steven J. Mencarini	58	Senior Vice President of Business Operations

The business experience of each executive officer of ePlus is described below:

Phillip G. Norton, age 70, joined the Company in March 1993 and has served since as its Chairman of the Board and Chief Executive Officer. Since September 1, 1996, Mr. Norton has also served as President of the Company. Mr. Norton had extensive leasing experience prior to joining ePlus. With over thirty years of senior management experience in the equipment leasing and equipment sales markets, Mr. Norton brings leadership, vision, and extensive business, operating, and financing experience to the Company. He has tremendous knowledge of our markets, and since joining the Company in 1993, he has guided the expansion of our business lines and revenues. Today, we are a provider of advanced technology solutions, leasing, and software with over $983 million in revenues, as compared to our initial businesses of equipment leasing and brokerage with revenues of $40 million when the Company went public in 1996. As CEO, Mr. Norton has led several successful capital raising initiatives, including our IPO and secondary offerings and two private equity rounds; multiple accretive acquisitions in three different business lines; the hiring and retention of numerous highly qualified personnel; the successful litigation of multiple patent infringement lawsuits protecting our patent rights; and the development of strong industry relationships with key technology partners.

He was founder, Chairman of the Board of Directors, President and Chief Executive Officer of Systems Leasing Corporation, an equipment leasing and equipment brokerage company which he founded in 1978 and sold to PacifiCorp, Inc., a large Northwest utility, in 1986. From 1986 to 1990, Mr. Norton served as President and CEO of PacifiCorp Capital, Inc., the leasing entity of PacifiCorp, Inc., which had over $650 million of leased assets. From 1990 until 1993, Mr. Norton coached high school basketball and invested in real estate. From 1970-1975, he worked in various sales and management roles for Memorex Corporation, a vendor of storage and communication equipment and from 1975-1978, he was Vice President of Federal Leasing Corporation, a provider of financing and logistics to federal, state, and local governments. In June 2011, Mr. Norton began serving on the Board of Directors of The Northern Virginia Technology Council, the largest membership and trade association for the technology in the United States. Mr. Norton is a 1966 graduate of the U.S. Naval Academy, with a BS in engineering, and served in the U.S. Navy from 1966-1970 as a Lieutenant in the Supply Corps.

Mark P. Marron, joined our subsidiary ePlus Technology, inc. in 2005 as Senior Vice President of Sales. On April 22, 2010, he was appointed as Chief Operating Officer of ePlus inc. and President of ePlus Technology, inc. Prior to joining us, from 2001 – 2005 Mr. Marron served as senior vice president of worldwide sales and services of NetIQ. Prior to joining NetIQ, Mr. Marron served as senior vice president and general manager of worldwide channel sales for Computer Associates International Inc. Mr. Marron has a Bachelor’s of Science degree in Computer Science from Montclair State University.

Elaine D. Marion, joined us in 1998. Ms. Marion became our Chief Financial Officer on September 1, 2008. Since 2004, Ms. Marion served as our Vice President of Accounting. Prior to that, she was the Controller of ePlus Technology, inc., a subsidiary of ePlus, from 1998 to 2004. Ms. Marion is a graduate of George Mason University, where she earned a Bachelor’s of Science degree with a concentration in Accounting.

Steven J. Mencarini, joined us in June 1997. On September 1, 2008, he became our Senior Vice President of Business Operations.  Prior to that, he served as our Chief Financial Officer. Prior to joining us, Mr. Mencarini was Controller of the Technology Management Group of CSC. Mr. Mencarini joined Computer Sciences Corporation (“CSC”) in 1991 as Director of Finance and was promoted to Controller in 1996. Mr. Mencarini is a graduate of the University of Maryland and received a Masters of Taxation from American University in 1985.

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

For the years ended March 31, 2014 and 2013, sales to a large telecommunications company were approximately 11% and 14% of total revenues, respectively, all of which related to our technology segment. No customer accounted for more than 10% of our revenues for the year ended March 31, 2012.

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

As of March 31, 2014 and 2013, we had reserves for credit losses of $5.8 million and $5.1 million, respectively, which included a specific reserve of $3.1 million and $2.8 million, respectively, due to a customer that filed for bankruptcy in May 2012.

If We Do Not Reserve Adequately for Our Credit Losses Our Earnings May be Adversely Affected

Our reserve for credit losses reflects management’s judgment of the potential loss from our accounts receivable and minimum payments associated with our financing receivables. We base our judgment on the nature and financial characteristics of our obligors, general economic conditions and our bad debt experience. We also consider delinquency rates and the value of the collateral underlying the financing receivables. We cannot be certain that our reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If our reserves for credit losses are not adequate, our business, operating results and financial condition may suffer.

We May Experience A Reduction in Incentives Offered to Us by Our Vendors That Would Affect Our Earnings

We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, shared marketing expense programs and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that has an adverse effect on us. Vendor funding is used to offset inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of purchases, growth rate of purchases and marketing programs. If we do not grow our over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives, particularly related to incentive programs with our largest partners, including Cisco Systems and Hewlett-Packard, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes could have a material adverse effect on our business, results of operations and financial condition.

For the fiscal years ended March 31, 2014, 2013, and 2012 vendor incentives earned remained fairly stable as a percent of our consolidated sales of product and services. More specifically, the change in the amounts of vendor incentives earned during the fiscal year ended March 31, 2014 resulted in a 0.1% decrease in gross margin for products and services. The change in the amount of vendor incentives earned during the fiscal year ended March 31, 2013 resulted in a decrease to our gross margins for products and services of 0.1%; the change in incentives resulted in an increase in gross margins 0.3% for the fiscal year ended March 31, 2012.

Changes in the IT Industry and/or Rapid Changes in Product Standards May Result in Reduced Demand for the IT Hardware, Software and Services We Sell

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades or methods of distribution. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, infrastructure as a service, software as a service, or other emerging technologies may reduce the demand for products and services we sell to our customers. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. We have invested a significant amount of capital in our services strategy and it may fail due to competition or changes in the industry. If we fail to react in a timely manner to such changes, our results of operations may be significantly adversely affected. Sales of product and services can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our results of operations.

We Depend on Third-Party Companies to Perform Some of Our Obligations to Our Customers, Which if Not Performed Could Cause Significant Disruption to Our Business

We rely on arrangements with third parties to perform certain services for our customers, which, if not performed by these third parties in accordance with the terms of the agreement or accurately, could result in significant disruptions or costs to our organization, including monetary damages paid to our customers and an adverse effect on our customer relationships.

We rely on arrangements with independent shipping companies, such as FedEx and United Parcel Service, for the delivery of our products from us and our vendors to our customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business. We may also be adversely affected by an increase in freight surcharges.

We Rely on a Small Number of Key Vendors and Do Not Have Long-term Supply or Guaranteed Price Agreements or Assurance of Stock Availability with Our Vendors

A substantial portion of our sales of product and services are dependent on a small number of key vendors including Cisco Systems, Hewlett-Packard, and NetApp. Products manufactured by Cisco Systems represented approximately 48%, 48% and 45% of our total sales of product and services for the years ended March 31, 2014, 2013 and 2012, respectively. Products manufactured by Hewlett-Packard represented approximately 10%, 11% and 15% of our total sales of product and services for the years ended March 31, 2014, 2013 and 2012, respectively. NetApp products represent approximately 8%, 7% and 7% of our total sales of product and services for the years ended March 31, 2014, 2013 and 2012, respectively.

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

The loss of a key vendor or changes in its policies could adversely impact our financial results. In addition, violation of a contract that results in either the termination of our ability to sell the product or a decrease in our certification level with the vendor could adversely impact our financial results. In addition, a reduction in the amount of credit granted to us by our vendors and financial partners could increase our need for and cost of working capital and have a material adverse effect on our business, results of operations and financial condition.

We Face Substantial Competition That May be Difficult to Overcome

In our technology segment, we compete in all areas of our business against local, regional, national and international firms, including other direct marketers; national and regional resellers; and regional, national and international service providers. In addition, we face competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as our company, and this could adversely affect our future sales. Many competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than us and, therefore, current gross margins may not be maintainable. In addition, we do not have guaranteed purchasing volume commitments from our customers and, therefore, our sales volume may be volatile.

In our financing segment, we face competition from many sources including much larger companies with greater financial resources. Our competition may originate from vendors of the products we lease or financial partners who choose to market directly to customers through the vendors’ captive leasing organization or large financial institutions such as banks with substantially lower cost of funds. Our competition may lower lease rates in order to increase market share.

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

Loss of Services of Our Executive Officers and/or Failure to Successfully Implement Succession Plan Could Adversely Affect Our Business

The loss of the services of our executive officers and failure to successfully implement a succession plan could disrupt management of our business and impair the execution of our business strategies. We believe that our success depends in part upon our ability to retain the services of our executive officers and successfully implement a succession plan. Our executive officers have been instrumental in determining our strategic direction and focus. The loss of our executive officers’ services without replacement by qualified successors could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies.

We May Not Be Able to Hire and/or Retain Personnel That We Need to Succeed

To increase market awareness and sales of our offerings, we may need to expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must have highly technical hardware and software knowledge in order to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions and we may not be able to hire or retain sufficient numbers of such personnel to maintain and grow our business. Increasingly, our competitors are requiring their employees to agree to non-compete and non-solicitation agreements as part of their employment, and this could make it more difficult for us to hire those persons.

We May Not Adequately Protect Ourselves Through Our Contract Vehicles or Our Insurance Policies May Not be Adequate to Address Potential Losses or Claims

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, human resources and subcontractors and related claims, patent and product liability, and financing activities. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders have, in the past, brought suit when the underlying transaction turns out poorly for the lenders. We have vigorously defended such cases in the past and will do so in the future, however, we are subject to such suits and the cost of defending such suits due to the nature of our business.

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

We May Not Be Able to Realize Our Entire Investment in the Equipment We Lease

The realization of equipment values (residual values) during the life and predominantly at the end of the term of a lease is an important element in our financing segment. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the value of the equipment at the expected disposition date.

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, or other factors, would adversely affect the recoverability of the estimated residual values of such equipment. Further, certain equipment residual values are dependent on the vendor’s warranties, reputation and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

The degree of residual realization risk varies by transaction type. Direct financing leases bear less risk because contractual payments cover 90% or more of the equipment’s lease cost at inception. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception.

We Face Risks of Claims From Third Parties for Intellectual Property Infringement That Could Harm Our Business

We may be subject to claims on our products and services or products that we resell infringe on the intellectual property rights of third parties. The vendor of certain products or services we resell may not provide us with indemnification for infringement; however, our customers may seek indemnification from us. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We may not be able to obtain such licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services.

If We Fail to Integrate Acquisitions, Our Profitability May Be Adversely Affected

Our ability to successfully integrate the operations we acquire, reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our gross margins and return on investment. In addition, we may acquire entities with unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as may be required by law.

We May be Liable for Misappropriation of Our Customers’ Corporate Information

The security practices and products used in our product and service offerings may be circumvented or sabotaged by third parties, such as hackers, which could result in the disclosure of sensitive corporate information or private personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business.

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ information such as credit card information, or such information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts we may enter, or if we give third parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, federal and state agencies have been investigating various companies regarding whether they misused or inadequately secured information. We could incur additional expenses if new laws or regulations regarding the use of sensitive information are introduced or if government agencies investigate our privacy practices.

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

If Securities Analysts Do Not Publish Research or Reports About Our Company, or If They Issue Unfavorable Commentary About Us or Our Industry or Downgrade Our Common Stock, the Price of Our Common Stock Could Decline.

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our common stock or issue other negative commentary about us or our industry. If one or more of the analysts that covers us cease coverage, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.

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

Changes in Taxes and Other Regulatory Legislation May Require Us to Change Our Policies or Structure

When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, we may need to implement changes to our policies or structure.

We plan our structure and operations based upon existing laws and anticipated future changes in the law. We are susceptible to unanticipated changes in legislation, especially relating to income and other taxes, as well as other laws related to trade and business activities. Such changes in legislation may have a significant adverse effect on our business.

The Trend of Increasing Costs to Provide Healthcare and Other Benefits to Employees May Continue.

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

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2014, we had goodwill and other intangible assets of $34.6 million.

Our Software Products and Services Subject Us to Challenges and Risks in a Rapidly Evolving Market

As a provider of a comprehensive set of solutions, which involves the bundling of direct IT sales, advanced professional and managed services and financing with our proprietary software, we expect to encounter some of the challenges, risks, difficulties and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include our ability to: increase the total number of users of our services, adapt to meet changes in our markets and competitive developments or continue to update our technology to enhance the features and functionality of our suite of products. Our business strategy may not be successful or successfully address these and other challenges, risks and uncertainties.

In the software market, there are a number of companies marketing business-to-business electronic commerce solutions similar to ours, and competitors are adapting their product offerings to a SAAS platform. Some of these competitors and potential competitors include ERP system vendors and other major software vendors that are expected to sell their procurement and asset management products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites. We may not be able to compete successfully against current or future competitors, and competitive pressures faced by us may harm our business, operating results or financial condition. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes.

In all of our markets, some of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current competitors may have, and potential competitors may have, greater name recognition and engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers, and adopt more aggressive pricing policies than we do. We may not be successful in achieving revenue growth and may incur additional costs associated with our software products, which may have a material adverse effect on our future operating results as a whole.

Costs to Protect Our Intellectual Property May Affect Our Earnings

The legal and associated costs to protect our intellectual property may significantly increase our expenses and have a material adverse effect on our operating results. We may deem it necessary to protect our intellectual property rights and significant expenses could be incurred with no certainty of the results of these potential actions. Costs relative to lawsuits are usually expensed in the periods incurred and there is no certainty in recouping any of the amounts expended regardless of the outcome of any action. We incurred $1.9 million, $3.3 million, and $6.0 million in legal and other fees during the years ended March 31, 2014, 2013, and 2012, respectively, related to protecting our intellectual property.

If We Are Unable to Protect Our Intellectual Property, Our Business May Suffer

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trademark, patent and trade secret laws and contractual provisions with our customers, subcontractors and employees to protect our proprietary technology. Issues regarding a patent’s validity can arise even subsequent to a patent’s issuance and can result in cancellation of the patent. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business and operating results. Our means of protecting our intellectual property rights may not be adequate.

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

If We Publish Inaccurate Catalog Content Data, Our Business Could Suffer

Any defects or errors in our electronic catalog content data could harm our customers or deter businesses from participating in our offering, damage our business reputation, harm our ability to attract new customers, and potentially expose us to legal liability. In addition, from time to time vendors who provide us electronic catalog data could submit to us inaccurate pricing or other catalog data. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products or result in inaccurate pricing to our customers.

Future Offerings of Debt or Equity Securities, Which Would Rank Senior to Our Common Stock, May Adversely Affect the Market Price of Our Common Stock.

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 31, 2014, we operated from 32 office locations, and a number of home offices or customer sites. Our total leased square footage as of March 31, 2014, was approximately 213 thousand square feet for which we incurred rent expense of approximately $259 thousand per month. Some of our subsidiaries operate in shared office space to improve sales, marketing and cost efficiency. Some sales and technical service personnel operate from either home offices or space that is provided for by another entity or are located on a customer site. The following table identifies our largest locations, the number of employees as of March 31, 2014 associated with each location, the square footage and the general office functions.

Location	Subsidiary	Employees	Square Footage	Function

Herndon, VA	ePlus Technology, inc.	284	55,880	Corporate and subsidiary headquarters, sales office and professional services.
	ePlus Group, inc.
	ePlus Government, inc.
	ePlus Group, inc.
	ePlus Document Systems, inc.
	ePlus Technology Services, inc
Sterling, VA	ePlus Technology, inc.	14	12,859	Configuration center
Richmond, VA	ePlus Technology, inc.	13	4,194	Sales and professional services office
Columbia, MD	ePlus Technology, inc.	18	3,589	Sales and professional services office
Hauppauge, NY	ePlus Technology, inc.	28	8,370	Sales office, professional services and configuration center
Pittsford, NY	ePlus Technology, inc. and ePlus Systems, inc.	26	5,324	Sales office, technical development and configuration center
New York City, NY	ePlus Technology, inc.	24	6,278	Sales and professional services office
Camp Hill, PA	ePlus Technology, inc.	5	1,696	Sales and professional services office
Newtown, PA	ePlus Technology, inc.	16	3,784	Sales and professional services office
Pittsburgh, PA	ePlus Technology, inc.	3	1,200	Sales and professional services office
Pottstown, PA	ePlus Technology, inc.	78	16,300	Sales office, professional and managed services center, and configuration center
Avon, CT	ePlus Systems, inc.	14	2,345	Sales office and technical development
Providence, RI	ePlus Technology, inc.	2	1,583	Sales and professional services office
Westwood, MA	ePlus Technology, inc.	26	4,012	Sales and professional services office
Bedford, NH	ePlus Technology, inc.	20	6,508	Sales office, professional services and configuration center
Mt. Laurel, NJ	ePlus Technology, inc.	14	3,435	Sales and professional services office
Charlotte, NC	ePlus Technology, inc.	7	2,098	Sales and professional services office
Raleigh, NC	ePlus Technology, inc.	37	20,058	Sales office, professional and managed services center, and configuration center
Wilmington, NC	ePlus Technology, inc.	13	4,000	Sales office, professional services and configuration center
Elgin, IL	ePlus Technology, inc.	7	4,303	Sales and professional services office
Irvine, CA	ePlus Technology, inc.	36	8,982	Sales office, professional services and configuration center
Sunnyvale, CA	ePlus Technology, inc.	52	11,200	Sales office, professional services and configuration center
Scottsdale, AZ	ePlus Technology, inc.	5	2,018	Sales and professional services office
Colorado Springs, CO	ePlus Technology, inc.	9	3,984	Sales and professional services office
Austin, TX	ePlus Technology, inc.	13	3,190	Sales and professional services office
Dallas, TX	ePlus Technology, inc.	14	3,153	Sales and professional services office
Houston, TX	ePlus Technology, inc.	16	9,813	Sales office, professional services and configuration center
Other Office Location		6	3,190	Sales and professional services office
Home Office/Customer Site		134	-
Total		934	213,346

Our largest office location is in Herndon, VA. On March 4, 2014, the term of the contract was extended from March 31, 2014 to December 31, 2017, and contains a renewal option to extend the lease through December 31, 2019. For more information see Exhibit 10.1, of our Form 8-K filed March 6, 2014.

ITEM 3.	LEGAL PROCEEDINGS

We are the plaintiff in a lawsuit filed in the United States District Court for the Eastern District of Virginia (“the trial court”) in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson appealed the trial court’s judgment, and we appealed the trial court’s evidentiary ruling which precluded us from seeking monetary damages. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the trial court’s ruling precluding us from seeking monetary damages. The Appeals Court also upheld the finding that the patent claims were not invalid and upheld, in part, the finding of infringement. The Appeals Court remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction. Consistent with the Appeals Court’s decision, on June 11, 2013, the trial court issued an order modifying the injunction so that it would continue in full effect with respect to those configurations of Lawson’s electronic procurement systems that the Appeals Court affirmed are infringing.

On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence, that Lawson is in contempt of the trial court’s May 23, 2011, injunction, entering judgment in our favor in the amount of $18,167,950, and ordering that Lawson pay to the court a daily coercive fine in the amount of $62,362 until Lawson establishes that it is in compliance with the injunction. Lawson filed an appeal and posted a bond, and collection of the judgment and the imposition of the coercive fine have been stayed pending the appeal. In light of the Appeals Court’s January 29, 2014, decision on the reexamination proceeding described below and the United States Patent and Trademark Office’s (“USPTO”) cancellation of the relevant patent, we anticipate that the Appeals Court will vacate the injunction on a going-forward basis. We continue to believe that we are entitled to enforce the contempt judgment.  Briefing on the appeal is complete, and oral argument was held on April 11, 2014. However, we do not know when the Appeals Court will issue a ruling. Court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

Patent litigation is extremely complex and issues regarding a patent’s validity can arise even subsequent to a patent’s issuance. On November 8, 2013, the Appeals Court affirmed the USPTO’s Patent Trial and Appeal Board’s adverse decision in a reexamination proceeding concerning the validity of the patent at issue in the Lawson litigation. On January 29, 2014, the Appeals Court denied our Motion for Rehearing, effectively concluding the reexamination proceeding. On April 3, 2014, the USPTO issued a notice canceling the patent. This unfavorable outcome of the reexamination proceeding may adversely affect the Lawson litigation, including probable termination of the injunction described above. As noted above, court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

Other Matters

We may become party to various legal proceedings arising in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, and claims related to alleged violations of laws and regulations. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At March 31, 2014, our common stock traded on The NASDAQ Global Select Market under the symbol  “PLUS.” The following table sets forth the range of high and low closing prices for our common stock during each quarter of the two fiscal years ended March 31, 2014 and 2013.

Quarter Ended	High	Low

Fiscal Year 2014
March 31, 2014	$58.08	$52.09
December 31, 2013	$58.25	$48.57
September 30, 2013	$65.91	$51.68
June 30, 2013	$62.41	$40.48

Fiscal Year 2013
March 31, 2013	$48.84	$42.82
December 31, 2012	$42.54	$35.46
September 30, 2012	$39.28	$31.00
June 30, 2012	$33.58	$29.13

On May 30, 2014, the closing price of our common stock was $60.00 per share. On May 31, 2014, there were 183 shareholders of record of our common stock. We believe there are approximately 1,900 beneficial holders of our common stock.

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

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2014.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2013 through April 30, 2013	-	-	-	500,000	(2)
May 1, 2013 through May 31, 2013	-	-	-	500,000	(3)
June 1, 2013 through June 30, 2013	28,222	$60.06	-	500,000	(4)
July 1, 2013 through July 31, 2013	-	-	-	500,000	(5)
August 1, 2013 through August 31, 2013	30,010	$55.33	16,159	483,841	(6)
September 1, 2013 through September 15, 2013	46,827	$54.37	46,827	437,014	(7)
September 16, 2013 through November 13, 2013	-	-	-	-	(8)
November 14, 2013 through November 30, 2013	20,023	$53.38	20,023	729,977	(9)
December 1, 2013 through December 31, 2013	62,499	$53.40	62,499	667,478	(10)
January 1, 2014 through January 31, 2014	24,750	$54.71	24,750	642,728	(11)
February 1, 2014 through February 28, 2014	13,510	$53.08	13,510	629,218	(12)
March 1, 2014 through March 31, 2014	14,633	$55.28	14,633	614,585	(13)

(1)	All shares acquired were in open-market purchases, except for 42,073 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)	The share purchase authorization in place for the month ended April 30, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2013, the remaining authorized shares to be purchased were 500,000.
(3)	The share purchase authorization in place for the month ended May 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of May 31, 2013, the remaining authorized shares to be purchased were 500,000.
(4)	The share purchase authorization in place for the month ended June 30, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of June 30, 2013, the remaining authorized shares to be purchased were 500,000.
(5)	The share purchase authorization in place for the month ended July 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2013, the remaining authorized shares to be purchased were 500,000.
(6)	The share purchase authorization in place for the month ended August 31, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2013, the remaining authorized shares to be purchased were 483,841.
(7)	The share purchase authorization in place for the period from September 1, 2013 to September 15, 2013 had purchase limitations on the number of shares of up to 500,000 shares. As of September 15, 2013, stock repurchase authorization expired, therefore, no more shares were authorized to be purchased.
(8)	There was no stock repurchase authorization for the period September 16, 2013 through November 13, 2013 as the stock repurchase authorization expired as of September 15, 2013.
(9)	On November 14, 2013, our Board of Directors authorized the Company to repurchase up to 750,000 shares of ePlus’ outstanding common stock over a 12-month period commencing on November 14, 2013. As of November 30, 2013, the remaining authorized shares to be purchased were 729,977.
(10)
The share purchase authorization in place for the month ended December 31, 2013 had purchase limitations on the number of shares of up to 750,000 shares. As of December 31, 2013, the remaining authorized shares to be purchased were 667,478.

(11)
The share purchase authorization in place for the month ended January 31, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of January 31, 2014, the remaining authorized shares to be purchased were 642,728.

(12)
The share purchase authorization in place for the month ended February 28, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of February 28, 2014, the remaining authorized shares to be purchased were 629,218.

(13)
The share purchase authorization in place for the month ended March 31, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of March 31, 2014, the remaining authorized shares to be purchased were 614,585.

The timing and expiration date of the share repurchase authorizations are included in Note 9, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes, which are included elsewhere in this Form 10-K.

The selected consolidated statement of operations data for the years ended March 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of March 31, 2014 and 2013 presented below was derived from our audited consolidated financial statements, which are included elsewhere herein.

	For the years ended March 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Sales of products and services	$1,013,374	$936,228	$784,951	$672,303	$499,359
Total revenues	$1,057,536	$983,112	$825,581	$718,515	$550,612

Cost of sales, products and services	$827,875	$767,447	$645,558	$551,860	$410,880
Earnings before provision for income taxes	$60,098	$58,745	$39,574	$40,568	$21,082
Net earnings	$35,273	$34,830	$23,367	$23,727	$12,745

Net earnings per common share - basic	$4.41	$4.37	$2.82	$2.83	$1.53
Net earnings per common share - diluted	$4.37	$4.32	$2.79	$2.78	$1.49
Dividend per common share	$-	$2.50	$-	$-	$-

	As of March 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$80,179	$52,720	$33,778	$75,756	$85,077
Short-term investments	$-	$982	$7,396	$-	$-
Accounts receivable—net	$243,216	$192,254	$174,599	$121,771	$108,752
Total financing receivables and operating leases—net	$143,739	$122,603	$140,311	$123,510	$154,903
Total assets	$553,845	$439,895	$433,688	$389,191	$405,246

Total non-recourse and recourse notes payable	$68,888	$41,739	$28,055	$29,592	$53,679
Total liabilities	$287,462	$201,663	$214,061	$177,214	$220,140
Total stockholders' equity	$266,383	$238,232	$219,627	$211,977	$185,106

Our sales of product and services are affected by our customers’ investment in technology products and related services, which in turn, are driven by the general economic conditions and our customers’ business outlook. Although sales increased during the year ended March 31, 2014, there is no guarantee that the trend will continue. Our gross margins are driven by the mix of products and service sales and incentives received from vendors and/or distributors.

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

EXECUTIVE OVERVIEW

Business Description

ePlus and its consolidated subsidiaries provide leading information technology (“IT”) products and services, flexible leasing and financing solutions, and enterprise supply management to enable our customers to optimize their IT infrastructure and supply chain processes.

We design, implement and provide IT solutions for our customers. We are focused primarily on specialized IT segments including data center infrastructure, networking, security, cloud and collaboration. Our solutions incorporate hardware and software products from multiple leading IT vendors. As our customers’ IT requirements have grown increasingly complex, we have evolved our offerings by investing in our professional and managed services capabilities and by expanding our relationships with existing key vendors.

We have also continued to strengthen our relationships with vendors focused on emerging technologies, which have enabled us to provide our customers with new and evolving IT solutions. We are an authorized reseller of products and services from over 1,000 vendors including Check Point, Cisco Systems, EMC, Hewlett-Packard, McAfee, NetApp, Oracle, Palo Alto Networks and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two segments: technology and financing segment.

Financial Summary

During the year ended March 31, 2014, total revenue increased 7.6% to $1,057.5 million and total costs and expenses increased 7.9% to $997.4 million. We believe that our growth outpaced the overall industry due to a gain in market share as we captured additional customer spend, and focused on faster growing segments within the market, such as virtualization, collaboration, and security. In addition, we added new customers both as a result of our own organic sales and marketing efforts as well as through increased vendor referrals. Net earnings increased 1.3% to $35.3 million, as compared to the prior fiscal year. Diluted earnings per share increased 1.2% to $4.37 per share for the year ended March 31, 2014 compared to $4.32 per share for the prior year.

Consolidated gross margins were 20.5% for the year ended March 31, 2014, compared to 20.8% for the year ended March 31, 2013. Our gross margin for product and services was 18.3% during the year ended March 31, 2014 compared to 18.0% during the year ended March 31, 2013. The increase was due to an improvement in margins from the sale of third-party products, as well as increases in service revenues, which was offset by a decrease in the amount of vendor incentives earned.

Cash and cash equivalents increased $27.5 million or 52.1% to $80.2 million at March 31, 2014 compared to March 31, 2013. The increase in our cash and cash equivalents was due, in part, to additional borrowings of non-recourse notes payable during the fourth quarter of fiscal year 2014, which was used in May 2014 to repurchase 400,000 shares of our common stock for $19.0 million in connection with the public underwritten secondary offering by certain of our existing shareholders. During the year ended March 31, 2014, we repurchased 198,401 shares of our common stock for a total purchase price of $10.7 million. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

Segment Overview

Technology Segment

The technology segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology segment derives revenue from the sales of new equipment and service engagements. These revenues are reflected on our consolidated statements of operations under sales of product and services and fee and other income. Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with our company, which stipulate the terms and conditions of the relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with state and local governments is based on public bids and our written bid responses.

A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represent approximately 48%, 10%, and 8% of sales of product and services, respectively, for the year ended March 31, 2014 as compared to 48%, 11%, and 7% of total revenues, respectively, for the year ended March 31, 2013, and 45%, 15%, and 7% of total revenues, respectively, for the year ended March 31, 2012.

Included in the sales of product and services are revenues derived from performing advanced professional and managed services that may be sold together with and integral to third-party products and software. Our service engagements are generally governed by statements of work, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

We endeavor to minimize the cost of sales in our technology segment through vendor consideration programs provided by vendors and other incentives provided by distributors. The programs we qualify for are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs. We currently maintain the following authorization levels with our primary vendors:

Vendor	Vendor Authorization Level

Apple	Apple Authorized Corporate Reseller (National)
Cisco Systems	Cisco Gold DVAR (National)
Advanced Wireless LAN
Advanced Unified Communications
Advanced Data Center Storage Networking
Advanced Routing and Switching
Advanced Security
ATP Video Surveillance
ATP Cisco Telepresence Video Master Partner
ATP Rich Media Communications
Master Cloud Builder Specialization
Master Managed Services Partner
Master Security Specialization
Master UC Specialization
Check Point Software Technologies Ltd.	Platinum Reseller
Citrix Systems, Inc.	Citrix Platinum Partner (National)
EMC	EMC Velocity Signature Partner (National)
Hewlett Packard	Platinum - Converged Infrastructure Partner (National)
IBM	Premier IBM Business Partner (National)
Lenovo	Lenovo Premium (National)
McAfee, Inc.	Elite Reseller
Microsoft	Microsoft Gold (National)
NetApp	NetApp STAR Partner (National)
Oracle Gold Partner	Sun SPA Executive Partner (National)
Sun National Strategic Data Center Authorized
Palo Alto Networks, Inc.	Platinum Reseller
VMware	National Premier Partner

We also generate revenue in our technology segment through hosting arrangements, sales of our Internet-based business-to-business supply chain management software, agent fees received from various vendors, support fees, warranty reimbursements, settlement fees related to disputes or litigation and interest income. Our revenues also include earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. These revenues are reflected on our consolidated statements of operations under fee and other income.

Financing Segment

The financing segment offers financing solutions to domestic governmental entities and corporations nationwide and in certain other countries. The financing segment derives revenue from leasing IT and medical equipment and the disposition of that equipment at the end of the lease. These revenues are reflected under financing revenues on our consolidated statements of operations. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services.

Financing revenue generally falls into three categories: portfolio income, transactional gains and post-contract earnings.

•	Portfolio income consists of interest income from financing receivables and rents due under operating leases;
•	Transactional gains consist of net gains or losses on the sale of financial assets; and
•	Post-contract earnings include month-to-month rents; early termination, prepayment, make-whole, or buyout fees; and net gains on the sale of off-lease (used) equipment.

The types of revenue and costs recognized for investments in leases are determined by each lease’s classification. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.

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

We also recognize revenue from events that occur after the initial sale of a financial asset and remarketing fees from certain residual value investments. These revenues are reflected in our consolidated statements of operations under fee and other income.

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

RECENTLY ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, which will update Codification topic Revenue from Contracts with Customers. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. The effective date for ASU 2014-09 for us is for fiscal year beginning April 1, 2017. We are currently evaluating the impact it will have on our financial position and statement of operations.

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

REVENUE RECOGNITION. The majority of our revenues are derived from the following sources: sales of third-party products, software, software assurance, maintenance and services; sales of our advanced professional and managed services; sales of licenses of our software, and financing revenues. For all these revenue sources, we determine whether we are the principal or agent in accordance with Codification Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based upon these revenue sources and the mischaracterization of these products and services could result in misapplication of revenue recognition polices.

For arrangements with multiple elements, we allocate the total consideration to the deliverables based on an estimated selling price. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services.

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

Revenues from ePlus advanced professional services are generally recognized when the services are complete. Revenues from other ePlus services, such as maintenance, managed services and hosting services are recognized on a straight-line basis over the term of the arrangement.

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

We account for the transfer of financial assets as sales or secured borrowings in accordance with Transfers and Servicing in the Codification. For transfers that qualify for sale treatment, we recognize a net gain on the effective date of the transfer, which is presented within financing revenues in our consolidated statements of operations.

RESIDUAL VALUES. Residual values represent our estimated value of the equipment at the end of the initial lease term. Our estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, vendor's discount, market conditions, lease term, equipment supply and demand, and new product announcements by vendors.

We evaluate residual values on a quarterly basis and record any required impairments of residual value, in the period in which the impairment is determined. No upward adjustment to residual values is made subsequent to lease inception.

GOODWILL. Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. We review our goodwill for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

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

As part of our annual impairment assessment performed during the year ended March 31, 2014, we performed a qualitative assessment and concluded that the fair value of our reporting units were, more likely than not, greater than their respective carrying amounts. For the annual impairment assessment performed during the year ended March 31, 2013, we elected to bypass the qualitative assessment and estimated the fair values of our reporting units using the best information available, including prices for similar assets and liabilities and other valuation techniques. The fair values of our reporting units significantly exceeded their respective carrying amounts and the recoverability of goodwill would not have been impacted by a 10% change in the fair values.

VENDOR CONSIDERATION. We receive payments and credits from vendors and distributers, including consideration pursuant to volume incentive programs, and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific goals to achieve. We estimate the amount of vendor consideration earned when it is probable and reasonably estimable using the best information available, including historical data.

Vendor consideration received pursuant to volume incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of sales of product and services, as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales, product and services on our consolidated statements of operations.

RESERVES FOR CREDIT LOSSES. We maintain our reserves for credit losses at a level believed by management to be adequate to absorb potential losses inherent in the respective balances. We assign an internal credit quality rating to all new customers and update these ratings regularly, but no less than annually. Management’s determination of the adequacy of the reserve for credit losses for our accounts receivable is based on the age of the receivable balance, the customer’s credit quality rating, an evaluation of historical credit losses, current economic conditions, and other relevant factors.

Management’s determination of the adequacy of the reserve for credit losses for financing receivables may be based on the following factors: an internally assigned credit quality rating, historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, the fair value of the underlying collateral, and the funding status (i.e. not funded, funded on a recourse or partial recourse basis, or funded on non-recourse basis), and other relevant factors.

The reserve for credit losses as of March 31, 2014 and March 31, 2013 included a specific reserve of $3.1 million and $2.8 million, respectively, due to one specific customer, which filed for bankruptcy in May 2012.

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

RESULTS OF OPERATIONS

The Year Ended March 31, 2014 Compared to the Year Ended March 31, 2013

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2014 and 2013 were as follows (in thousands):

	Year Ended March 31,
	2014	2013	Change
Sales of product and services	$1,013,374	$936,228	$77,146	8.2%
Fee and other income	8,037	6,949	1,088	15.7%
Total revenues	1,021,411	943,177	78,234	8.3%

Cost of sales, product and services	827,875	767,447	60,428	7.9%
Professional and other fees	7,557	9,638	(2,081)	(21.6%)
Salaries and benefits	113,481	100,447	13,034	13.0%
General and administrative	21,103	19,028	2,075	10.9%
Interest and financing costs	84	89	(5)	(5.6%)
Total costs and expenses	970,100	896,649	73,451	8.2%
Segment earnings	$51,311	$46,528	$4,783	10.3%

Total revenue. Total revenues for the year ended March 31, 2014 increased by $78.2 million to $1,021.4 million due to an increase in sales of product and services to our large and middle-market customers. We had year over year growth in our quarterly sales of product and services during the year ended March 31, 2014. We experienced sequential increases in quarterly sales of product and services during the first two quarters of the year ended March 31, 2014 and slight decreases during the third and fourth quarters. The sequential decrease in revenues over the last two quarters is primarily due to changes in customer demand as the IT spending cycle for many of our commercial customers tends to increase towards the end of their fiscal years.

The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
March 31, 2014	(2.5%)	11.4%
December 31, 2013	(2.1%)	12.1%
September 30, 2013	5.8%	4.4%
June 30, 2013	10.4%	5.4%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. As of March 31, 2014, we had open orders of $81.4 million and deferred revenue of $23.2 million. As of March 31, 2013, we had open orders of $55.4 million and deferred revenues of $16.7 million.

Total costs and expenses. Total costs and expenses for the year ended March 31, 2014 increased $73.5 million or 8.2%, to $970.1 million due to increases in cost of sales, product and services, salaries and benefits and general and administrative expenses, partially offset by lower professional and other fees. The percentage increase in cost of sales, product and services was slightly less than the increase in sales of product and services, due to increases in revenues from the sale of ePlus advanced professional and managed services. Our gross margin on the sale of product and services increased to 18.3% for the year ended March 31, 2014, from 18.0% in the prior year. Our gross margin increased due to an increase in sales of third-party software assurance, maintenance, and services, for which the revenues are presented on a net basis, as well as increases in service revenues. Vendor incentives earned decreased slightly as a percentage of sales of product and services. There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Professional and other fees decreased $2.1 million, or 21.6%, to $7.6 million, compared to $9.6 million during the prior year. These decreases are primarily due to lower legal and other fees related to the patent infringement litigation, which were $1.9 million and $3.3 million for the years ended March 31, 2014 and 2013, respectively. These types of patent infringement cases are complex in nature, and are likely to have significant expenses associated with them. We cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution. In addition, we experienced lower accounting and other professional fees in the fiscal year ended March 31, 2014.

Salaries and benefits increased $13.0 million or 13.0% to $113.5 million, compared to $100.4 million during the prior year. This increase was driven by increases in the number of employees and commissions. Our technology segment had 879 employees as of March 31, 2014, an increase of 44, or 5.3%, from 835 at March 31, 2013. Over 90% of the increase in personnel relates to sales and professional service personnel in order to expand our geographical presence and solutions offerings. In addition, commissions increased due to the increase in gross profit during the fiscal year ended March 31, 2014.

General and administrative expenses increased $2.1 million, or 10.9%, to $21.1 million during the fiscal year ended March 31, 2014 compared to prior year, due to higher software license costs and maintenance fees, rent, and depreciation and amortization expense.

Segment earnings. As a result of the foregoing, segment earnings increased $4.8 million, or 10.3%, to $51.3 million for the year ended March 31, 2014.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2014 and 2013 were as follows (in thousands):

	Year Ended March 31,
	2014	2013	Change
Financing revenue	$35,896	$38,384	$(2,488)	(6.5%)
Fee and other income	229	1,551	(1,322)	(85.2%)
Total revenues	36,125	39,935	(3,810)	(9.5%)

Direct lease costs	12,748	10,892	1,856	17.0%
Professional and other fees	1,484	3,460	(1,976)	(57.1%)
Salaries and benefits	9,670	10,516	(846)	(8.0%)
General and administrative	1,572	1,071	501	46.8%
Interest and financing costs	1,864	1,779	85	4.8%
Total costs and expenses	27,338	27,718	(380)	(1.4%)
Segment earnings	$8,787	$12,217	$(3,430)	(28.1%)

Total revenues. Total revenues decreased by $3.8 million, or 9.5%, to $36.1 million for the year ended March 31, 2014 due to a decrease in both in financing revenue and fee and other income. The decrease in financing revenues was due to lower post-contract earnings, offset by higher transactional gains. Post-contract earnings decreased to $8.8 million for the year ended March 31, 2014 from $12.7 million in the prior year, due to the early termination of certain lease agreements in fiscal year 2013. Transactional gains increased to $8.5 million for the year ended March 31, 2014 from $7.1 million in the prior year due to higher volume of deals. Fee and other income for the year ended March 31, 2014 was lower than the prior year by $1.3 million due to decreases in remarketing income of $0.9 million and broker fee income of $0.4 million.

Our total financing receivables and operating leases increased as of March 31, 2014 to $143.7 million from $122.6 million in the prior year, which was due to originations during the year, offset by repayments and sales of financial assets.

Total costs and expenses. Total costs and expenses decreased $0.4 million, or 1.4% to $27.3 million. Direct lease costs increased $1.9 million, or 17.0%, to $12.7 million mostly due to increases in depreciation expense for equipment under operating leases. Professional and other fees decreased by $2.0 million or 57.1% due largely to broker fees $1.8 million incurred in fiscal year 2013 in connection with the sale of a portion of our financing receivables, as well as lower legal fees. Salaries and benefits decreased by $0.8 million, or 8.0%, to $9.7 million due to lower commissions as a result of the decrease in revenues during the period. Our financing segment employed 55 people as of March 31, 2014 and March 31, 2013. General and administrative expenses increased $0.5 million due to additional reserves for credit losses recorded during the year.

Interest and financing costs increased $85 thousand or 4.8% to $1.9 million during the year ended March 31, 2014, as compared to $1.8 million during the prior year. This increase is primarily due to higher recourse and non-recourse note balances partially offset by lower interest rates. Non-recourse notes payable increased 70.3% to $68.6 million as of March 31, 2014 as compared to $40.3 million at March 31, 2013; recourse notes payable increased 139.9% to $3.6 million as of March 31, 2014 as compared to $1.5 million at March 31, 2013.

Segment earnings. As a result of the foregoing, segment earnings decreased $3.4 million, or 28.1%, to $8.8 million for the year ended March 31, 2014.

Consolidated

Income taxes. Our provision for income taxes increased $0.9 million or 3.8% to $24.8 million for the year ended March 31, 2014. Our effective income tax rates for the years ended March 31, 2014 and 2013 were 41.3% and 40.7%, respectively. The increase in effective income tax rate is primarily due to changes in state apportionment factors.

Net earnings. Net earnings were $35.3 million for the year ended March 31, 2014, an increase of 1.3% as compared to $34.8 million in the prior fiscal year.

Basic and fully diluted earnings per common share were $4.41 and $4.37, respectively, for the year ended March 31, 2014. Basic and fully diluted earnings per common share were $4.37 and $4.32, respectively, for the year ended March 31, 2013.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2014 were 7.9 million and 8.0 million and for the year ended March 31, 2013 were, 7.8  million and 7.9 million, respectively.

The Year Ended March 31, 2013 Compared to the Year Ended March 31, 2012

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,
	2013	2012	Change
Sales of product and services	$936,228	$784,951	$151,277	19.3%
Fee and other income	6,949	7,455	(506)	(6.8%)
Total revenues	943,177	792,406	150,771	19.0%

Cost of sales, product and services	767,447	645,558	121,889	18.9%
Professional and other fees	9,638	10,283	(645)	(6.3%)
Salaries and benefits	100,447	88,321	12,126	13.7%
General and administrative	19,028	16,627	2,401	14.4%
Interest and financing costs	89	93	(4)	(4.3%)
Total costs and expenses	896,649	760,882	135,767	17.8%
Segment earnings	$46,528	$31,524	$15,004	47.6%

Total revenue. Total revenues for the year ended March 31, 2013 increased by $150.8 million, or 19.0%, to $943.2 million due to increases in demand for product and services, particularly our large customers. We had year over year growth in our quarterly sales of product and services during the year ended March 31, 2013. We experienced sequential increases in quarterly sales of product and services during the first two quarters of 2013 and slight decreases during the third and fourth quarters. The sequential decrease in revenues over the last two quarters is primarily due to changes in customer demand as the IT spending cycle for many of our customers tends to increase towards the end of their fiscal years. However, over the last several years, our revenues have increased on a year over year basis.

The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
March 31, 2013	(1.9%)	6.6%
December 31, 2012	(8.8%)	7.4%
September 30, 2012	6.8%	29.3%
June 30, 2012	11.7%	38.4%

We rely on our vendors to fulfill shipments to our customers, which have been occurring on a regular basis. Our average open orders for the years ended March 31, 2013 and 2012 were $76.8 million and $52.9 million, respectively. As of March 31, 2013, we had open orders of $55.4 million and deferred revenues of $16.7 million. As of March 31, 2012, we had open orders of $79.9 million and deferred revenues of $15.2 million.

Total costs and expenses. Total costs and expenses for the year ended March 31, 2013 increased $135.8 million or 17.8%, to $896.6 million due to increases in cost of sales, product and services, salaries and benefits and general and administrative expenses, partially offset by professional and other fees. The increase in cost of sales, product and services was consistent with the increase in sales of product and services. Our gross margin on the sale of product and services increased to 18.0% for the year ended March 31, 2013, from 17.8% in the prior year. Our gross margin increased due to an improvement in margins from the sale of product, as well as increases in service revenues, which were offset by a decrease as a percentage of sales in vendor incentives earned. The change in the amount of vendor incentives earned during the year ended March 31, 2013 resulted in a decrease of 0.1% of gross margin for product and services. There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

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

Salaries and benefits increased $12.1 million or 13.7% to $100.4 million, compared to $88.3 million during the prior year. This increase was driven by increases in the number of employees and higher commissions. Our technology segment had 835 employees as of March 31, 2013, an increase of 58 from 777 at March 31, 2012. Most of the increase relates to sales and support personnel in order to expand our geographical presence and solutions offerings. In addition, commissions increased due to the increase in gross profits during the fiscal year ended March 31, 2013.

General and administrative expenses increased $2.4 million, or 14.4%, to $19.0 million during the fiscal year ended March 31, 2013 compared to prior year, due to the higher travel and other expenses associated with the increase in sales and support personnel, and higher rent and amortization expenses related to acquisitions.

Segment earnings. As a result of the foregoing, segment earnings increased $15.0 million, or 47.6%, to $46.5 million for the year ended March 31, 2013.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,
	2013	2012	Change
Financing revenue	$38,384	$30,899	$7,485	24.2%
Fee and other income	1,551	2,276	(725)	(31.9%)
Total revenues	39,935	33,175	6,760	20.4%

Direct lease costs	10,892	8,508	2,384	28.0%
Professional and other fees	3,460	1,461	1,999	136.8%
Salaries and benefits	10,516	9,947	569	5.7%
General and administrative	1,071	3,872	(2,801)	(72.3%)
Interest and financing costs	1,779	1,337	442	33.1%
Total costs and expenses	27,718	25,125	2,593	10.3%
Segment earnings	$12,217	$8,050	$4,167	51.8%

Total revenues. Total revenues increased by $6.8 million, or 20.4%, to $39.9 million for the year ended March 31, 2013 due to an increase in financing revenue, partially offset by a reduction in fee and other income revenue. The increase in financing revenues was due to higher post-contract earnings and transactional gains. Post-contract earnings increased to $12.7 million for the year ended March 31, 2013 from $10.1 million in the prior year, due to the early termination of certain lease agreements in fiscal year 2013. Transactional gains increased to $7.1 million for the year ended March 31, 2013 from $3.9 million in the prior year due to higher volume of deals.

Our total financing receivables and operating leases decreased as of March 31, 2013 to $122.6 million from $140.3 million in the prior year, which was due new originations, offset by repayments and sales of financing assets during the year.

Total costs and expenses. Total costs and expenses increased $2.6 million, or 10.3% to $27.7 million. Direct lease costs increased $2.4 million, or 28.0%, to $10.9 million mostly due to increases in depreciation expense for equipment under operating leases and increases in amortization of capitalized costs from terminated leases. Professional and other fees increased by $2.0 million or 136.8% due largely to broker fees incurred in connection with the sale of a portion of our financing receivables. Salaries and benefits increased by $569 thousand, or 5.7% to $10.5 million due to higher commissions as a result of the increase in revenues during the period. Our financing segment employed 55 people as of March 31, 2013 down slightly from 56 people as of March 31, 2012.

General and administrative expenses decreased $2.8 million for the year ended March 31, 2013, as compared to the prior year, due to lower reserves for credit losses. Our reserve for credit losses decreased due to a reserve of $2.9 million recognized in fiscal year 2012 due to a specific customer that declared bankruptcy.

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

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2013 were 7.8 million and 7.9 million and for the year ended March 31, 2012 were 8.0 million, and 8.1 million, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Capital, Commercial Distribution Finance (“GECDF”), which is described in more detail below. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, ranging from 15 to 60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There were no outstanding balances as of March 31, 2014 and 2013, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Our working capital generally fluctuates as a result of changes in demand for our products and services; however, specific changes in certain elements of working capital may not coincide with changes in other elements of our financial statements. For example, accounts receivable-trade may change by more or less than the change in our revenues, as there are variables impacting accounts receivable that may not impact revenues, such as the amount of third-party software assurance, maintenance and services invoiced, for which revenues are presented on a net basis, or significant changes in our deferred revenues. Our accounts receivable – trade, accounts payable – trade and accounts payable – floor plan balances all increased as of March 31, 2014 as compared to March 31, 2013, which was due to increases in the volume of orders during the last several weeks of our fiscal year end. The increase in accounts receivable – trade is not the result of changes in payment terms or slowed collections from our customers. The increase in accounts payable – trade and accounts payable – floor plan is not the result of changes in payment terms with our vendors. The increase in accounts receivable – other was due to assets purchased for customers that will be leased, as well as other short-term advances.

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

Cash Flows

 The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2014	2013	2012
Net cash (used in) provided by operating activities	$(8,223)	$41,270	$(21,596)
Net cash used in investing activities	(28,797)	(12,658)	(38,223)
Net cash provided by (used in) financing activities	64,459	(9,667)	17,846
Effect of exchange rate changes on cash	20	(3)	(5)
Net (decrease) increase in cash and cash equivalents	$27,459	$18,942	$(41,978)

Cash flows from operating activities. Cash used in operating activities totaled $8.2 million in the year ended March 31, 2014. Net earnings adjusted for the impact of non-cash items was $33.7 million. Net changes in assets and liabilities resulted in a decrease to cash of $41.9 million, primarily due to cash used for financing receivables of $30.8 million, which is used by our financing segment for investments in notes receivables and leases, and additional working capital needs in our technology segment.

Cash provided by operating activities totaled $41.3 million in the year ended March 31, 2013. Net earnings adjusted for the impact of non-cash items was $37.8 million. Net changes in assets and liabilities for the year ended March 31, 2013 resulted in additional cash of $3.4 million, as net decreases in financing receivables from our financing segment were offset by increases in accounts receivable-other.

Cash used in operating activities totaled $21.6 million in the year ended March 31, 2012. Net earnings adjusted for the impact of non-cash items was $30.1 million. Net changes in assets and liabilities for the year ended March 31, 2012 resulted in a decrease of cash of $51.7 million due to net decreases in financing receivables of $17.1 million from our financing segment combined with additional working capital needs in our technology segment.

Cash flows from investing activities. Cash used in investing activities was $28.8 million during the year ended March 31, 2014, primarily due to net issuances of notes receivable of $15.5 million, purchases of property, equipment, and operating lease equipment, and assets to be leased of $15.4 million and cash used in acquisitions, net of cash acquired of $2.8 million, partially offset by proceeds from sale of property, equipment, and operating lease equipment of $4.1 million.

Cash used in investing activities were $12.7 million during the year ended March 31, 2013, primarily due to purchases of property, equipment and operating lease equipment of $15.6 million and net issuance of notes receivable of $5.3 million, partially offset by net changes in short-term investments of $6.4 million.

Cash used in investing activities were $38.2 million during the year ended March 31, 2012, primarily due to cash used in acquisitions of $11.8 million, purchases of property, equipment and operating lease equipment of $7.7 million, increases in short-term investments of $7.4 million, and the net issuance of notes receivable of $13.5 million. This use of cash was offset by proceeds from sale of property, equipment and operating lease equipment of $2.2 million.

Cash flows from financing activities. Cash provided by financing activities was $64.5 million for the year ended March 31, 2014, driven by net borrowings of non-recourse and recourse notes payable of $49.3 million and net borrowings on the floor plan facility of $27.2 million. This cash provided by financing activities is partially offset by repurchases of common stock of $13.2 million.

For the year ended March 31, 2013 cash used in financing activities was $9.7 million mostly due to dividends paid of $20.1 million and net repayments on floor plan facility of $19.7 million, which was partially offset by net borrowings of non-recourse and recourse notes payable of $29.6 million.

Cash provided by financing activities for the year ended March 31, 2012 was $17.8 million due to net borrowings of recourse and non-recourse notes payable of $14.1 million and net borrowings from our floor plan facility of $21.8 million, offset by repurchase of common stock of $19.4 million.

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

The non-GAAP financial measure for our cash flows from operating activities for the years ended March 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
GAAP: net cash provided by (used in) operating activities	$(8,223)	$41,270	$(21,596)
Principal payments from customers directly to lenders	19,265	15,241	15,671
Non-GAAP: adjusted net cash provided by (used in) operating activities	$11,042	$56,511	$(5,925)

The non-GAAP financial measure for our cash flows from investing activities for the years ended March 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
GAAP: net cash (used in) investing activities	$(28,797)	$(12,658)	$(38,223)
Principal payments from customers directly to lenders	2,881	631	-
Non-GAAP: adjusted net cash (used in) investing activities	$(25,916)	$(12,027)	$(38,223)

The non-GAAP financial measure for our cash flows from financing activities for the years ended March 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
GAAP: net cash provided by (used in) financing activities	$64,459	$(9,667)	$17,846
Principal payments from customers directly to lenders	(22,146)	(15,872)	(15,671)
Non-GAAP: adjusted net cash provided by (used in) financing activities	$42,313	$(25,539)	$2,175

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

When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We generally are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At March 31, 2014, our non-recourse notes payable portfolio increased 70.3% to $68.6 million, as compared to $40.3 million at March 31, 2013. Our recourse notes payable increased by $2.1 million to $3.6 million as of March 31, 2014, compared to $1.5 million as of March 31, 2013.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.  This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory.  As of March 31, 2014, the facility had an aggregate limit of the two components of $175.0 million with an accounts receivable sub-limit of $30.0 million

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2014. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc.  Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products, is in part financed through a floor plan component in which interest expense for the first fifteen to forty-five days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our consolidated balance sheets, as they are normally repaid within the fifteen to forty-five-day time frame and represent an assigned accounts payable originally generated with the vendor/distributor. If the payment is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2014	Balance as of March 31, 2014	Maximum Credit Limit at March 31, 2013	Balance as of March 31, 2013
$175,000	$93,416	$175,000	$66,251

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at March 31, 2014 or March 31, 2013, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

First Virginia Community Bank, (formerly 1st Commonwealth Bank of Virginia), provides us with a $0.5 million credit facility, which will mature on October 26, 2014. This credit facility is available for us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of March 31, 2014 and March 31, 2013, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2014 and 2013, we were not involved in any unconsolidated special purpose entity transactions.

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

Future Contractual Obligations

The impact that our contractual obligations as of March 31, 2014 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	1 year	Years 2 & 3	Years 4 & 5	More than 5 years

Recourse & non-recourse notes payable (1)	$68,888	$31,995	$32,693	$4,200	$-
Operating lease obligations (2)	12,468	4,263	5,747	2,314	144
Total	$81,356	$36,258	$38,440	$6,514	$144

(1)	Non-recourse notes payable obligations in which the specific lease receivable payments have been assigned to the lender. Payments reflected principal amounts related to the recourse and non-recourse notes payable.
(2)	Rental and services obligations

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of March 31, 2014, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

Based on the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2014 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014, utilizing the criteria described in the “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2014.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2014, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-3.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our directors may be found under the caption “Proposals – Proposal 1 – Election of Directors” in our Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance, Related Person Transactions and Indemnification”, “Committees of the Board of Directors” and “Corporate Governance” is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the caption “Proposals – Proposal 3 – Ratification of the appointment of Deloitte and Touche LLP as our independent auditors for our fiscal year ending March 31, 2015” is incorporated herein by reference.

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

Exhibits 10.2 through 10.26 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, filed on September 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 19, 2008).

3.2	Amended and Restated Bylaws of ePlus amended as of February 11, 2014, (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 18, 2014).

4	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

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

10.5
Amendment No. 3 to Employment Agreement dated February 14, 2014, by and between ePlus inc. and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 18, 2014).

10.6
Amended and Restated Employment Agreement effective August 1, 2013 between ePlus and Mark P. Marron (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 2, 2013).

10.7
Amended and Restated Employment Agreement effective August 1, 2013 between ePlus and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 2, 2013).

10.8	Amended and Restated Employment Agreement effective August 1, 2013 between ePlus and Elaine D. Marion.

10.9	Amended and Restated 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.10	2008 Non-Employee Director Long-Term Incentive Plan as amended (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, for the period ended December 31, 2012.

10.11	2008 Employee Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 19, 2008).

10.12	Form of Award Agreement – Incentive Stock Options (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 19, 2008).

10.13	Form of Award Agreement – Nonqualified Stock Options (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 19, 2008).

10.14	Form of Award Agreement – Restricted Stock Awards (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 19, 2008).

10.15	Form of Award Agreement – Restricted Stock Units (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 19, 2008).

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

10.19	ePlus inc. Supplemental Benefit Plan for Bruce M. Bowen (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).

10.20	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.21	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).

10.22	Form of Amendment to ePlus inc. Supplemental Benefit Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2008).

10.23	ePlus inc. Executive Incentive Plan effective April 1, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2011).

10.24	ePlus inc. 2012 Employee Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012).

10.25
Form of Award Agreement – Restricted Stock Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.26
Form of Award Agreement – Restricted Stock Unit Award Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.27
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

10.31
Amended and Restated Agreement for Wholesale Financing dated July 23, 2012 between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K files on July 26, 2012).

10.32
Deed of Lease by and between ePlus inc. and Norton Building I, LLC dated as of December 23, 2004 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2004).

10.33
Amendment #1 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of July 1, 2007 (Incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.34
Amendment #2 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 18, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2009).

10.35
Amendment #3 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 22, 2010 (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 31, 2010).

10.36
Amendment #4 to Deed of Lease by and between ePlus inc. and H/F Techpointe, LLC, dated as of March 4, 2014 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 6, 2014).

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of ePlus

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer of ePlus inc.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer of ePlus inc.

32	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: June 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: June 3, 2014

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 3, 2014

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: June 3, 2014

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: June 3, 2014

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: June 3, 2014

/s/ MILTON E. COOPER, JR.
By: Milton E. Cooper, Jr., Director
Date: June 3, 2014

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: June 3, 2014

/s/ JOHN CALLIES
By: John E. Callies, Director
Date: June 3, 2014

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: June 3, 2014

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia

June 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the fiscal year ended March 31, 2014 of the Company and our report dated June 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

McLean, Virginia

June 3, 2014

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2014	March 31, 2013
ASSETS	(amounts in thousands)

Current assets:
Cash and cash equivalents	$80,179	$52,720
Short-term investments	-	982
Accounts receivable—trade, net	211,314	173,445
Accounts receivable—other, net	31,902	18,809
Inventories—net	22,629	14,795
Financing receivables—net, current	57,749	46,071
Deferred costs	10,819	9,361
Deferred tax assets	3,742	2,023
Other current assets	6,925	5,521
Total current assets	425,259	323,727

Financing receivables and operating leases—net	85,990	76,532
Property, equipment and other assets	8,013	6,672
Goodwill and other intangible assets	34,583	32,964
TOTAL ASSETS	$553,845	$439,895

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable—equipment	$6,772	$5,379
Accounts payable—trade	61,940	31,331
Accounts payable—floor plan	93,416	66,251
Salaries and commissions payable	12,401	12,911
Deferred revenue	21,840	16,239
Other current liabilities	15,382	17,407
Recourse notes payable - current	1,460	390
Non-recourse notes payable - current	30,907	22,169
Total current liabilities	244,118	172,077

Recourse notes payable - long term	2,100	1,094
Non-recourse notes payable - long term	34,421	18,086
Deferred tax liability - long term	5,001	6,818
Other liabilities	1,822	3,588
TOTAL LIABILITIES	287,462	201,663

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,026 issued and 8,036 outstanding at March 31, 2014 and 12,899 issued and 8,150 outstanding at March 31, 2013	130	129
Additional paid-in capital	105,924	99,641
Treasury stock, at cost, 4,990 and 4,749 shares, respectively	(80,494)	(67,306)
Retained earnings	240,637	205,358
Accumulated other comprehensive income—foreign currency translation adjustment	186	410
Total Stockholders' Equity	266,383	238,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$553,845	$439,895

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2014	2013	2012
	(amounts in thousands, except per share data)

Sales of product and services	$1,013,374	$936,228	$784,951
Financing revenue	35,896	38,384	30,899
Fee and other income	8,266	8,500	9,731

TOTAL REVENUES	1,057,536	983,112	825,581

COSTS AND EXPENSES

Cost of sales, product and services	827,875	767,447	645,558
Direct lease costs	12,748	10,892	8,508
	840,623	778,339	654,066

Professional and other fees	9,041	13,098	11,744
Salaries and benefits	123,151	110,963	98,268
General and administrative expenses	22,675	20,099	20,499
Interest and financing costs	1,948	1,868	1,430
	156,815	146,028	131,941

TOTAL COSTS AND EXPENSES	997,438	924,367	786,007

EARNINGS BEFORE PROVISION FOR INCOME TAXES	60,098	58,745	39,574

PROVISION FOR INCOME TAXES	24,825	23,915	16,207

NET EARNINGS	$35,273	$34,830	$23,367

NET EARNINGS PER COMMON SHARE—BASIC	$4.41	$4.37	$2.82
NET EARNINGS PER COMMON SHARE—DILUTED	$4.37	$4.32	$2.79

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	7,927	7,810	8,002
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	7,999	7,903	8,095

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2014	2013	2012
	(in thousands)

NET EARNINGS	$35,273	$34,830	$23,367

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(224)	(55)	(54)
Other comprehensive loss	(224)	(55)	(54)

TOTAL COMPREHENSIVE INCOME	$35,049	$34,775	$23,313

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$35,273	$34,830	$23,367

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	14,755	12,168	9,365
Provision for credit losses, inventory obsolescence and sales returns	853	(192)	3,244
Share-based compensation expense	3,968	3,283	2,392
Excess tax benefit from exercise of stock options	(1,762)	(1,648)	(740)
Deferred taxes	(3,536)	(991)	1,413
Payments from lessees directly to lenders—operating leases	(7,539)	(5,567)	(4,371)
Gain on disposal of property, equipment and operating lease equipment	(2,473)	(946)	(1,303)
Gain on sale of notes receivable	(5,843)	(2,997)	(2,915)
Excess increase in cash value of life insurance	(103)	(107)	(160)
Other	109	15	(208)
Changes in:
Accounts receivable—trade	(36,751)	(14,230)	(50,529)
Accounts receivable—other	(2,621)	(3,610)	99
Financing receivables	(30,792)	18,763	(17,086)
Inventories	(7,724)	8,764	(13,775)
Deferred costs, other intangible assets and other assets	(1,179)	(479)	20,126
Accounts payable—equipment	3,578	(11,708)	9,735
Accounts payable—trade	29,512	4,568	10,218
Salaries and commissions payable, deferred revenue and other liabilities	4,052	1,354	(10,468)
Net cash (used in) provided by operating activities	$(8,223)	$41,270	$(21,596)

Cash Flows From Investing Activities:
Purchases of short-term investments	$-	$(1,233)	$(7,396)
Maturities of short-term investments	982	7,647	-
Proceeds from sale of property, equipment and operating lease equipment	4,138	1,923	2,176
Purchases of property, equipment and operating lease equipment	(9,952)	(15,584)	(7,655)
Purchases of assets to be leased or financed	(5,445)	-	-
Issuance of notes receivable	(104,298)	(87,859)	(65,678)
Repayments of notes receivable	42,514	26,913	16,713
Proceeds from sale or transfer of notes receivable	46,249	55,663	35,487
Premiums paid on life insurance	(140)	(128)	(65)
Cash used in acquisitions, net of cash acquired	(2,845)	-	(11,805)
Net cash used in investing activities	$(28,797)	$(12,658)	$(38,223)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$51,547	$32,746	$14,137
Repayments of non-recourse and recourse notes payable	(2,252)	(3,105)	(3)
Repurchase of common stock	(13,188)	(1,890)	(19,418)
Dividends paid	(108)	(20,100)	-
Proceeds from issuance of capital stock through option exercise	560	1,167	623
Payments of contingent consideration	(1,027)	(473)	-
Excess tax benefit from share based compensation	1,762	1,648	740
Net borrowings (repayments) on floor plan facility	27,165	(19,660)	21,767
Net cash provided by (used in) financing activities	64,459	(9,667)	17,846

Effect of exchange rate changes on cash	20	(3)	(5)

Net Increase in Cash and Cash Equivalents	27,459	18,942	(41,978)

Cash and Cash Equivalents, Beginning of Period	52,720	33,778	75,756

Cash and Cash Equivalents, End of Period	$80,179	$52,720	$33,778

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$105	$26	$21
Cash paid for income taxes	$25,517	$24,200	$11,990

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$7	$138	$95
Purchase of operating lease equipment included in accounts payable	$116	$175	$-
Purchase of assets financed as notes receivables included in accounts payable	$1,140	$-	$-
Proceeds from sales of operating lease equipment included in accounts receivable	$861	$34	$495
Repayments of non-recourse and recourse notes payable	$22,146	$15,872	$15,671
Dividends declared included in other liabilities	$-	$278	$-
Vesting of share-based compensation	$7,838	$4,648	$2,216
Contingent consideration	$-	$-	$1,500
Origination and concurrent sale of notes receivable	$98,616	$-	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
	(in thousands)

Balance, April 1, 2011	8,519	$125	$89,792	$(45,998)	$167,539	$519	$211,977

Issuance of shares for option exercises and vesting of restricted shares	84	1	621	-	-	-	622
Excess tax benefit of share based compensation	-	-	740	-	-	-	740
Effect of share-based compensation, net of forfeitures	152	1	2,392	-	-	-	2,393
Purchase of treasury stock	(755)	-	-	(19,418)	-	-	(19,418)
Net earnings	-	-	-	-	23,367	-	23,367
Foreign currency translation adjustment	-	-	-	-	-	(54)	(54)
Balance, March 31, 2012	8,000	$127	$93,545	$(65,416)	$190,906	$465	$219,627

Issuance of shares for option exercises and vesting of restricted shares	105	1	1,166	-	-	-	1,167
Excess tax benefit of share based compensation	-	-	1,648	-	-	-	1,648
Effect of share-based compensation, net of forfeitures	102	1	3,282	-	-	-	3,283
Purchase of treasury stock	(57)	-	-	(1,890)	-	-	(1,890)
Dividends declared ($2.50 per share)	-	-	-	-	(20,378)	-	(20,378)
Net earnings	-	-	-	-	34,830	-	34,830
Foreign currency translation adjustment	-	-	-	-	-	(55)	(55)
Balance, March 31, 2013	8,150	$129	$99,641	$(67,306)	$205,358	$410	$238,232

Issuance of shares for option exercises	40	-	559	-	-	-	559
Excess tax benefit of share-based compensation	-	-	1,762	-	-	-	1,762
Issuance of restricted stock awards	87	1	-	-	-	-	1
Share-based compensation			3,962	-	6	-	3,968
Repurchase of common stock	(241)	-	-	(13,188)	-	-	(13,188)
Net earnings	-	-	-	-	35,273	-	35,273
Foreign currency translation adjustment	-	-	-	-	-	(224)	(224)
Balance, March 31, 2014	8,036	$130	$105,924	$(80,494)	$240,637	$186	$266,383

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended March 31, 2014, 2013 and 2012

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.” The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired during fiscal years 2014, 2013, and 2012 are included in the consolidated financial statements from the dates of acquisition.

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

REVENUE RECOGNITION — The majority of our revenues are derived from the following sources: sales of third-party products, software, software assurance, maintenance and services; sales of our services and software and financing revenues. For all these revenue sources, we determine whether we are the principal or agent in accordance with Accounting Standards Codification (“Codification”) Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based upon these revenue sources.

For arrangements with multiple elements, we allocate the total consideration to the deliverables based on an estimated selling price of our products and services. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on our established policies and procedures for providing customers with quotes, as well as historical gross margins for our products and services.

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

Revenues from ePlus advanced professional services are generally recognized when the services are complete. Revenues from other ePlus services, such as maintenance, managed services and hosting services are recognized on a straight-line basis over the term of the arrangement.

We sell software assurance, maintenance and service contracts where the services are performed by a third-party. Software assurance is a maintenance product that allows customers to upgrade at no additional cost to the latest technology if new applications are introduced during the period that the software assurance is in effect. As we enter into contracts with third-party service providers, we evaluate whether we are acting as a principal or agent in the transaction. As our customers are aware that the third-party service provider is to provide the services to them and that we are not responsible for the day-to-day provision of services in these arrangements, we concluded that we are acting as an agent and recognize revenue on a net basis at the date of sale. Under net sales recognition, the cost paid to the third-party service provider or vendor is recorded as a reduction to sales of product and services. Gross billings for products and services were $1,276 million, $1,164 million, and $978 million for the years ended March 31, 2014, 2013 and 2012, respectively.

We present freight billed to our customers within sales of product and services, and the related freight charged to us within cost of sales, product and services. Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis.

Financing Revenue

We lease products to customers that are accounted for in accordance with Codification Topic, Leases. In connection with those leases, we may also finance third-party software and services for our customers, which are classified as notes receivable. The terms of the notes receivable are often similar to the terms of the leases of IT equipment; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased IT equipment.

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

Codification Topic Transfers and Servicing, Subtopic Sales of Financial Assets, establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of notes receivable and direct finance and sales-type leases we make on a non-recourse basis meet the criteria for surrender of control set forth by this subtopic and have therefore been treated as sales in our financial results. We recognize a net gain or loss on these transactions, which is included within financing revenue in our consolidated statements of operations.

Revenues on the sales of equipment at the end of a lease are recognized at the date of sale.  The net gain or loss on sales of such equipment is presented within financing revenues in our consolidated statements of operations.

Software License Sales

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

Revenue from Other Transactions

Other sources of revenue are derived from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) agent fees received from various vendors in the technology segment; (4) settlement fees related to disputes or litigation; and (5) interest and other miscellaneous income. These revenues are included in fee and other income on our consolidated statements of operations.

FINANCING RECEIVABLES AND OPERATING LEASES — Financing receivables and operating leases consists of notes receivable, direct financing, sales-type leases and operating leases. The terms of lease and financing arrangements are typically between 2 to 5 years, with an average term of 36-38 months.

Notes receivables consist of software and services that we finance for our customers. Interest income is recognized using the effective interest method and reported within financing revenue in our consolidated statement of operations.

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

At the inception of an operating lease, equipment under operating leases is recorded at cost and depreciated on a straight-line basis over its useful life to the estimated residual value. The estimated useful lives for equipment under operating leases ranges based on the nature of the equipment. The estimated useful life for information technology equipment is 42 months, while that of medical equipment is between 48 and 60 months.

VENDOR CONSIDERATION — We receive payments and credits from vendors, including consideration pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific goals to achieve. We estimate the amount of vendor consideration earned when it is probable and reasonably estimable using the best information available, including historical data. Amounts due from vendors as of March 31, 2014 and 2013 were $14.4 million and $11.9 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

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

RESIDUAL VALUES — Residual values, representing the unguaranteed estimated value of equipment at the termination of a lease, are recorded at the inception of each lease. The estimated residual values vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, vendor's discount, market conditions, term of the lease, equipment supply and demand and by new product announcements by vendors.

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

RESERVES FOR CREDIT LOSSES — Our receivables consist of trade and other accounts receivable and financing receivables. We maintain our reserves for credit losses at a level believed to be adequate to absorb potential losses inherent in the respective balances. The reserve for credit losses is increased by provisions for potential credit losses, which increases expenses, and decreased by subsequent recoveries. The reserve for credit losses is decreased by write-offs and reductions to the provision for potential credit losses. Accounts are either written off or written down when the loss is both probable and determinable.

Management’s determination of the adequacy of the reserves for credit losses for accounts receivable is based on the age of the receivable balance, the customer’s credit quality rating, an evaluation of historical credit losses, current economic conditions, and other relevant factors. Management’s determination of the adequacy of the reserve for credit losses for financing receivables may be based on the following factors: an internally assigned credit quality rating, historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, the fair value of the underlying collateral, and the funding status (i.e. not funded, funded on a recourse or partial recourse basis, or funded on non-recourse basis). We assign an internal credit quality rating to each customer at the inception of the lease based on the customer’s financial status, rating agency reports and other financial information. We update the internal credit quality rating at least annually or when an indicator of a change in credit quality arises, such as a delinquency or bankruptcy. Also, management regularly reviews financing receivables to assess whether any balances should be impaired or placed on nonaccrual status.

RESERVES FOR SALES RETURNS — Sales of product and services are reported net of allowances for returns which is maintained at a level believed by management to be adequate to absorb potential returns of sales of product and services in accordance with Codification Topic Revenue, Subtopic Product. Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns, current economic conditions, volume and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term U.S. treasury securities. There were no restrictions on the withdrawal of funds from our money market accounts as of March 31, 2014 and March 31, 2013.

SHORT-TERM INVESTMENTS — We consider certificates of deposits with original maturities at the date of acquisition greater than 90 days but less than one year as short-term investments. Interest income is recognized when earned.

INVENTORIES — Inventories are stated at the lower of cost (weighted average basis) or market and are shown net of allowance for obsolescence of $180 thousand and $125 thousand as of March 31, 2014 and 2013, respectively.

DEFERRED COSTS AND DEFERRED REVENUES — Deferred costs include internal and third party costs associated with deferred revenue arrangements. Deferred revenue relates to professional, managed and hosting service.

PROPERTY AND EQUIPMENT — Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment obtained through an acquisition are stated at the fair market value as of the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Information Technology equipment is depreciated over three years. Perpetual software licenses are depreciated over five years. Furniture and certain fixtures are depreciated over five to ten years. Telecommunications equipment is depreciated over seven years.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We capitalize costs for the development of internal use software under the guidelines of Codification Topic Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. Software capitalized for internal use was $373 thousand and $171 thousand during the years ended March 31, 2014 and March 31, 2013, respectively, and is included in the accompanying consolidated balance sheets as a component of goodwill and other intangible assets. We had capitalized costs, net of amortization, of approximately $882 thousand and $766 thousand at March 31, 2014 and March 31, 2013, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with Codification Topic Software, Subtopic Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. We capitalized $305 thousand and $351 thousand for the years ended March 31, 2014 and March 31, 2013, respectively. We had $789 thousand and $642 thousand of capitalized costs, net of amortization, at March 31, 2014 and March 31, 2013, respectively, which is included within goodwill and other intangible assets in the accompanying balance sheets.

GOODWILL— Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. Goodwill is assigned to a reporting unit on the acquisition date. During the year ended March 31, 2014, we made an acquisition for the Technology reporting unit and have assigned goodwill to the Technology reporting unit. We have four reporting units based on the nature of the products and services offered: financing, technology, software procurement, and software document management.

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

FAIR VALUE MEASUREMENT — We follow the guidance in Codification Topic Fair Value Measurements and Disclosures which governs fair value accounting for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be disclosed at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risk inherent in valuation techniques, transfer restrictions and credit risk. Topic Fair Value Measurements and Disclosures establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement as follows:

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of March 31, 2014, we measure money market funds at fair value on a recurring basis, which is based on quoted net asset values. Our goodwill is subjected to non-recurring fair value measurement. For financial instruments such as cash, short-term investments, accounts receivables, financing receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities. At March 31, 2014, the carrying amount of notes receivables, recourse and non-recourse payables were $40.7 million, $3.6 million and $65.3 million, respectively and the fair value of notes receivables, recourse and non-recourse payables were $42.4 million, $3.6 million and $65.4 million, respectively. At March 31, 2013, the carrying amount of notes receivables, recourse and non-recourse payables were $31.9 million, $1.5 million and $40.3 million, respectively and the fair value of notes receivables, recourse and non-recourse payables were $32.4 million, $1.5 million and $42.1 million, respectively.

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

EARNINGS PER SHARE — Earnings per share is calculated using the two-class method. Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could participate in our earnings, including incremental shares issuable upon the assumed exercise of “in-the-money” stock options and other common stock equivalents during each period.

SHARE-BASED COMPENSATION — We account for share-based compensation in accordance with Codification Topic Compensation—Stock Compensation. We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and we estimate forfeitures based on historical experience. There are no additional conditions for vesting other than service conditions.

BUSINESS COMBINATIONS — We account for business combinations using the acquisition method in accordance with Codification Topic Business Combinations, which requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of intangible assets, such as customer relationships, trade names, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value.

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

A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represented approximately 48%, 10% and 8%, respectively, of our technology segment sales of product and services for the year ended March 31, 2014, as compared to 48%, 11%, and 7%, respectively, of our technology segment sales of product and services for the year ended March 31, 2013, and 45%, 15%, and 7%, respectively, for the year ended March 31, 2012. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

For the year ended March 31, 2014, and 2013, sales to a large telecommunications company were approximately 11% and 14%, respectively, of total revenues, all of which related to our technology segment. No customer accounted for more than 10% of our revenues for the year ended March 31, 2012.

RECLASSIFICATIONS — Historically, we have not presented a classified balance sheet due to the significant portion of assets within our financing segment, which has an operating cycle of more than one year. However, the percent of our total assets used in our technology segment, which has an operating cycle of less than one year, has increased. Accordingly, we are now of the view that a classified balance sheet is a better depiction of our consolidated operating cycle. All prior period amounts were updated to conform to this presentation.

RECENTLY ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED —  In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, which will update Codification topic Revenue from Contracts with Customers. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. The effective date for ASU 2014-09 for us is for fiscal year beginning April 1, 2017. We are currently evaluating the impact it will have on our financial position and statement of operations.

2.	FINANCING RECEIVABLES AND OPERATING LEASES

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

March 31, 2014	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$43,707	$81,551	$125,258
Estimated unguaranteed residual value (1)	-	8,275	8,275
Initial direct costs, net of amortization (2)	354	537	891
Unearned income	-	(6,285)	(6,285)
Reserve for credit losses (3)	(3,364)	(1,024)	(4,388)
Total, net	$40,697	$83,054	$123,751
Reported as:
Current	$22,109	$35,640	$57,749
Long-term	18,588	47,414	66,002
Total, net	$40,697	$83,054	$123,751

(1)	Includes estimated unguaranteed residual values of $3,034 thousand for direct financing leases, which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $525 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

March 31, 2013	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$35,030	$64,614	$99,644
Estimated unguaranteed residual value (1)	-	7,557	7,557
Initial direct costs, net of amortization (2)	-	684	684
Unearned income	-	(5,767)	(5,767)
Reserve for credit losses (3)	(3,137)	(845)	(3,982)
Total, net	$31,893	$66,243	$98,136
Reported as:
Current	$18,650	$27,421	$46,071
Long-term	13,243	38,822	52,065
Total, net	$31,893	$66,243	$98,136

(1)	Includes estimated unguaranteed residual values of $3,361 thousand for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $479 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

Future scheduled minimum lease payments for investments in direct financing and sales-type leases as of March 31, 2014 are as follows (in thousands):

Year ending March 31, 2015	$38,536
2016	26,495
2017	13,790
2018	2,513
2019 and thereafter	217
Total	$81,551

OPERATING LEASES—NET

Operating leases—net primarily represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	March 31,
	2014	2013
Cost of equipment under operating leases	$40,513	$46,106
Accumulated depreciation	(20,525)	(21,639)
Investment in operating lease equipment—net (1)	$19,988	$24,467

(1)	Includes estimated unguaranteed residual values of $5,610 thousand and $7,763 thousand as of March 31, 2014 and 2013, respectively.

Future scheduled minimum lease rental payments as of March 31, 2014 are as follows (in thousands):

Year ending March 31, 2015	$8,932
2016	4,483
2017	1,179
2018	514
2019 and thereafter	434
Total	$15,542

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2014 and 2013, we had financing receivables and operating leases of $72.3 million and $46.9 million, respectively that were collateral for non-recourse notes payable. See Note 6, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within financing revenues in the consolidated statement of operations. For the years ended March 31, 2014, 2013, and 2012, we recognized net gains of $8.5 million, $7.1 million, and $3.9 million, respectively, and total proceeds from these sales were $187.2 million $142.3 million, and $62.4 million, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2014			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$38,243	$(8,673)	$29,570	$37,333	$(8,673)	$28,660
Customer relationships & other intangibles	8,013	(4,671)	3,342	6,455	(3,558)	2,897
Capitalized software development	2,616	(945)	1,671	1,938	(531)	1,407
Total	$48,872	$(14,289)	$34,583	$45,726	$(12,762)	$32,964

GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. All of our goodwill as of March 31, 2014 and 2013 related to our technology segment. The following table summarizes the amount of goodwill allocated to our reporting units:

	March 31,
Reporting Unit	2014	2013
Technology	$28,481	$27,571
Software Document Management	1,089	1,089

Goodwill attributed to our technology reporting unit increased by $0.9 million due to the acquisition of AdviStor, Inc. in November, 2013. See Note 13, “Business Combinations,” for additional information.

As part of our annual impairment assessment performed during the year ended March 31, 2014, we performed a qualitative assessment and concluded that the fair value of our reporting units were, more likely than not, greater than their respective carrying amounts. No goodwill impairment charges were recorded during the years ended March 31, 2014, 2013 and 2012.

OTHER INTANGIBLE ASSETS

Total amortization expense for other intangible assets was $1.5 million, $1.3 million, and $0.5 million for the years ended March 31, 2014, 2013 and 2012, respectively. Amortization expense for other intangible assets is estimated to be $1.7 million, $1.5 million, $1.1 million, $0.4 million, and $0.2 million for the years ended March 31, 2015, 2016, 2017, 2018 and 2019, respectively.

4.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the years ended March 31, 2014, 2013 and 2012 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2013	$1,147	$3,137	$845	$5,129
Provision for credit losses	344	227	179	750
Write-offs and other	(127)	-	-	(127)
Balance March 31, 2014	$1,364	$3,364	$1,024	$5,752

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2012	$1,307	$2,963	$1,336	$5,606
Provision for credit losses	(19)	174	(488)	(333)
Write-offs and other	(141)	-	(3)	(144)
Balance March 31, 2013	$1,147	$3,137	$845	$5,129

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2011	$944	$94	$1,733	$2,771
Provision for credit losses	739	2,869	(395)	3,213
Write-offs and other	(376)	-	(2)	(378)
Balance March 31, 2012	$1,307	$2,963	$1,336	$5,606

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	March 31, 2014		March 31, 2013
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$265	$852	$310	$747
Ending balance: individually evaluated for impairment	3,099	172	2,827	98
Ending balance	$3,364	$1,024	$3,137	$845

Minimum payments:
Ending balance: collectively evaluated for impairment	$39,869	$81,114	$31,793	$64,246
Ending balance: individually evaluated for impairment	3,838	437	3,237	368
Ending balance	$43,707	$81,551	$35,030	$64,614

The net credit exposure for the balance evaluated individually for impairment as of March 31, 2014 was $4.2 million, $3.3 million of which is related to one customer. During fiscal year 2012, we began selling and financing various products and services to a large law firm, which filed for bankruptcy in May 2012. As of March 31, 2014, we had $3.4 million of notes and lease-related receivables from this customer and total reserves for credit losses of $3.1 million, which represented our estimated probable loss. As of March 31, 2013, we had $3.4 million of notes receivables from this customer and total reserves for credit losses of $2.8 million.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of March 31, 2014 and 2013 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Notes Payable	Net Credit Exposure

March 31, 2014

High CQR	$194	$35	$106	$335	$502	$42,159	$42,996	$(1,890)	$(17,406)	$23,700
Average CQR	33	57	18	108	86	37,924	38,118	(3,401)	(20,709)	14,008
Low CQR	-	-	61	61	-	376	437	(55)	-	382
Total	227	92	185	504	588	80,459	81,551	(5,346)	(38,115)	38,090

March 31, 2013

High CQR	$454	$316	$28	$798	$322	$38,278	$39,398	$(2,777)	$(10,337)	$26,284
Average CQR	51	51	5	107	101	24,640	24,848	(1,596)	(7,857)	15,395
Low CQR	-	-	61	61	-	307	368	(39)	-	329
Total	505	367	94	966	423	63,225	64,614	(4,412)	(18,194)	42,008

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as March 31, 2014 and 2013 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non-Recourse Notes Payable	Net Credit Exposure

March 31, 2014

High CQR	$-	$205	$148	$353	$2,317	$30,249	$32,919	$(19,641)	$13,278
Average CQR	-	-	-	-	-	6,950	6,950	(3,491)	3,459
Low CQR	-	-	791	791	-	3,047	3,838	-	3,838
Total	$-	$205	$939	$1,144	$2,317	$40,246	$43,707	$(23,132)	$20,575

March 31, 2013

High CQR	$1,342	$127	$832	$2,301	$3,450	$22,097	$27,848	$(5,621)	$22,227
Average CQR	1,379	-	-	1,379	-	2,566	3,945	(1,203)	2,742
Low CQR	-	-	726	726	-	2,511	3,237	-	3,237
Total	$2,721	$127	$1,558	$4,406	$3,450	$27,174	$35,030	$(6,824)	$28,206

We estimate losses on our net credit exposure to be between 0% - 5% for customers with high CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 25% - 100% for customers with low CQR, which includes customers in bankruptcy.

5.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31,
	2014	2013
Furniture, fixtures and equipment	$11,463	$9,274
Vehicles	283	285
Capitalized software	3,498	4,149
Leasehold improvements	3,115	2,556
Total assets	18,359	16,264

Accumulated depreciation and amortization	(14,066)	(14,051)
Property and equipment - net	$4,293	$2,213

For the years ended March 31, 2014, 2013 and 2012, depreciation expense on property and equipment was $1,330 thousand, $1,096 thousand, and $967 thousand, respectively.

OTHER ASSETS AND LIABILITIES

Our other assets and liabilities consist of the following (in thousands):

	March 31,
	2014	2013
Other current assets:
Unbilled accounts receivable	$386	$2,764
Prepaid assets	2,865	2,027
Supplemental benefit plan investments	2,544	-
Other	1,130	730
Total other current assets	$6,925	$5,521

Other assets:
Deferred costs	$1,591	$873
Supplemental benefit plan investments	-	2,301
Other	2,129	1,285
Other assets - long term	$3,720	$4,459

	March 31,
	2014	2013
Other current liabilities
Accrued expenses	$5,322	$9,533
Deferred compensation	2,544	-
Other	7,516	7,874
Total other current liabilities	$15,382	$17,407

Other liabilities
Deferred revenue	$1,822	$731
Deferred compensation	-	2,301
Other	-	556
Total other liabilities - long term	$1,822	$3,588

6.	NOTES PAYABLE AND CREDIT FACILITY

Recourse and non-recourse obligations consist of the following (in thousands):

	March 31,
	2014	2013

Recourse notes payable with interest rates ranging from 2.24% to 4.84% at March 31, 2014 and 4.84% at March 31, 2013
Current	$1,460	$390
Long-term	2,100	1,094
Total recourse notes payable	$3,560	$1,484

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.00% to 11.24% at March 31, 2014 and March 31, 2013
Current	$30,907	$22,169
Long-term	34,421	18,086
Total non-recourse notes payable	$65,328	$40,255

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 3.46% and 4.23%, as of March 31, 2014 and March 31, 2013, respectively. The weighted average interest rate for our recourse notes payable was 3.85% and 4.84%, as of March 31, 2014 and March 31, 2013, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse against the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $93.4 million and $66.3 million as of March 31, 2014 and 2013, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2014 and 2013. As of March 31, 2014, the facility agreement had an aggregate limit of the two components of $175 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2014. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

We have an agreement with First Virginia Community Bank to provide us with a $0.5 million credit facility, which will mature October 26, 2014. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids.  As of March 31, 2014 and 2013, we had no outstanding balance on this credit facility.

Recourse and non-recourse notes payable as of March 31, 2014, mature as follows (in thousands):

	Recourse Notes Payable	Non-Recourse Notes Payable

Year ending March 31, 2015	$1,460	$30,907
2016	237	22,769
2017	237	9,078
2018	1,627	2,261
2019 and thereafter	-	313

	$3,561	$65,328

7.	COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Annual rent expense relating to these operating leases was $3.8 million, $3.5 million, and $2.4 million for the years ended March 31, 2014, 2013 and 2012, respectively. As of March 31, 2014, the future minimum lease payments are due as follows (in thousands):

(in thousands)

Year ending March 31, 2015	$4,263
2016	3,251
2017	2,496
2018	1,803
2019 and thereafter	655
$12,468

Our future minimum lease payments increased by $5.7 million over the prior year due to new location leases or amendments to extend leases for our Herndon, VA, Pittsford, NY, Irvine CA, and Raleigh, NC locations. Our largest office location is in Herndon, VA, which has a lease expiration date of December 31, 2017. On March 4, 2014, the term of the contract was extended until December 31, 2017 and contains a renewal option to extend the lease through December 31, 2019.

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

On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence, that Lawson is in contempt of the trial court’s May 23, 2011, injunction, entering judgment in our favor in the amount of $18.2 million, and ordering that Lawson pay to the court a daily coercive fine in the amount of $62,362 until Lawson establishes that it is in compliance with the injunction. Lawson filed an appeal and posted a bond, and collection of the judgment and imposition of the coercive fine have been stayed pending the appeal. In light of the Appeals Court’s January 29, 2014, decision on the reexamination proceeding described below and the USPTO’s cancellation of the relevant patent, we anticipate that the Appeals Court will vacate the injunction on a going-forward basis. However, we continue to believe that we are entitled to enforce the contempt judgment. Briefing on the appeal is complete, and oral argument was held on April 11, 2014. However, we do not know when the Appeals Court will issue a ruling. Court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

Patent litigation is extremely complex and issues regarding a patent’s validity can arise even subsequent to a patent’s issuance. On November 8, 2013, the Appeals Court affirmed the USPTO’s Patent Trial and Appeal Board’s adverse decision in a reexamination proceeding concerning the validity of the patent at issue in the Lawson litigation. On January 29, 2014, the Appeals Court denied our Motion for Rehearing, effectively concluding the reexamination proceeding. On April 3, 2014, the USPTO issued a notice canceling the patent. This unfavorable outcome of the reexamination proceeding may adversely affect the Lawson litigation, including the probable termination of the injunction described above. As noted above, court calendars and rulings are inherently unpredictable, and we cannot predict when any motion or appeal will be resolved, or the outcome thereof.

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

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Certain unvested shares of restricted stock awards (“RSAs”) contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. As of March 31, 2014, we had 45 thousand shares of RSAs that contained non-forfeitable rights to dividends, which vest over the next three months. We no longer grant RSAs that contain non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2014, 2013, and 2012 (in thousands, except per share data).

	Year Ended March 31,
	2014	2013	2012
Basic and diluted shares outstanding
Weighted average shares outstanding — basic	7,927	7,810	8,002
Effect of dilutive shares	72	93	93
Weighted average shares outstanding — diluted	7,999	7,903	8,095

Calculation of earnings per share - basic
Net earnings	$35,273	$34,830	$23,367
Net earnings attributable to participating securities	307	668	764
Net earnings attributable to common shareholders	$34,966	$34,162	$22,603

Earnings per share - basic	$4.41	$4.37	$2.82

Calculation of earnings per share - diluted
Net earnings attributable to common shareholders— basic	$34,966	$34,162	$22,603
Add: undistributed earnings attributable to participating securities	3	4	9
Net earnings attributable to common shareholders— diluted	$34,969	$34,166	$22,612

Earnings per share - diluted	$4.37	$4.32	$2.79

All unexercised stock options were included in the computations of diluted earnings per common share for the years ended March 31, 2014, 2013 and 2012.

9.	STOCKHOLDERS’ EQUITY

On August 13, 2012, our Board of Directors authorized a new share repurchase plan, which authorized share repurchases up to 500,000 shares commencing on September 16, 2012 through September 15, 2013. On November 13, 2013, our Board of Directors authorized the Company to repurchase up to 750,000 shares of ePlus’ outstanding common stock over a 12-month period commencing on November 14, 2013. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the year ended March 31, 2014, we repurchased 198,401 shares of our outstanding common stock at an average cost of $53.84 per share for a total purchase price of $10.7 million under the share repurchase plan, and 42,073 were repurchased to satisfy tax withholding obligations due to the vesting of employees’ restricted stock. During the year ended March 31, 2013, we repurchased 19,423 shares of our outstanding common stock at an average cost of $29.46 for a total purchase price of $572 thousand under the share repurchase plan, and 37,928 were repurchased to satisfy tax withholding obligations due to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to March 31, 2014, we have repurchased 4.9 million shares of our outstanding common stock at an average cost of $15.56 per share for a total purchase price of $76.0 million.

10.	SHARE-BASED COMPENSATION

 Share-Based Plans

We have share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”), and (3) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”). For the year ended March 31, 2014, awards were issued under the 2008 Director LTIP and the 2012 Employee LTIP. All the share-based plans defined fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

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

2008 Employee LTIP

On September 15, 2008, our shareholders approved the 2008 Employee LTIP that was adopted by the Board on June 25, 2008. Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purpose of the 2008 Employee LTIP was to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2008 Employee LTIP was administered by the Compensation Committee. Shares issuable under the 2008 Employee LTIP consisted of authorized but unissued shares or shares held in our treasury. Shares under the 2008 Employee LTIP were not used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. Under the 2008 Employee LTIP, the Compensation Committee determined the time and method of exercise of the awards. Awards are no longer issued under this plan.

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

Stock Option Activity

During the years ended March 31, 2014 and 2013, there were no stock options granted to employees. As of April 1, 2013, we had 40,000 options outstanding with an average exercise price between $12.73 and $15.25. During the year ended March 31, 2014, all 40,000 shares were exercised, which had an intrinsic value of $1.6 million. As of March 31, 2014, we had no outstanding stock options.

Restricted Stock Activity

We estimate the forfeiture rate of the restricted stock to be zero. As of March 31, 2014, we have granted 105,757 shares under the 2008 Director LTIP, 454,160 restricted shares under the 2008 Employee LTIP, and 77,115 restricted shares under the 2012 Employee LTIP.

A summary of the non-vested restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2013	246,048	$26.32
Granted	87,021	$57.34
Vested	(132,615)	$24.45
Forfeited	(334)	$23.06
Nonvested March 31, 2014	200,120	$41.11

Upon each vesting period of the restricted stock awards, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP, 2008 Employee LTIP and the 2012 Employee LTIP allow the Company, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2014, the Company had withheld 42,073 shares of common stock at a value of $2.5 million, which was included in treasury stock. For the prior year ended March 31, 2013, the Company had withheld 37,928 shares of common stock at a value of $1.3 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the years ended March 31, 2014, 2013 and 2012 we recognized $4.0 million, $3.3 million and $2.4 million, respectively, of total share-based compensation expense. At March 31, 2014, there was no unrecognized compensation expense related to non-vested options. Unrecognized compensation expense related to non-vested restricted stock was $5.1 million, which will be fully recognized over the next 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the years ended March 31, 2014, 2013 and 2012, our employer contributions for the plan were approximately $1.1 million, $1.1 million and $0.8 million, respectively.

11.	INCOME TAXES

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

As of March 31, 2013, we had $316 thousand of total gross unrecognized tax benefits recorded for uncertain income tax position in accordance with Income Taxes in the Codification. During the year ended March 31, 2014, this liability decreased to $149 thousand due to statutes of limitations expiring.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended March 31,
	2014	2013

Beginning balance	$316	$316
Reductions to uncertain tax positions	(167)	-
Ending balance	$149	$316

At March 31, 2014, if the unrecognized tax benefits of $149 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $193 thousand. At March 31, 2013, if the unrecognized tax benefits of $316 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $434 thousand.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2014 and 2013, we recognized $7 thousand and $17 thousand, respectively, of interest related to uncertain tax positions, and did not recognize any additional penalties. We had $65 thousand and $197 thousand accrued for the payment of interest at March 31, 2014 and 2013, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2010, 2011 and 2012 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2014	2013	2012

Statutory federal income tax rate	35%	35%	35%
Income tax expense computed at the U.S. statutory federal rate	$21,040	$20,555	$13,850
State income tax expense—net of federal benefit	3,080	2,894	2,096
Non-deductible executive compensation	248	150	152
Other	457	316	109
Provision for income taxes	$24,825	$23,915	$16,207
Effective income tax rate	41.3%	40.7%	41.0%

The effective income tax rate for the year ended March 31, 2014 was 41.3%, a change from 40.7% of the previous fiscal year. The change in the effective income tax rate is due to changes in state apportionment factors.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Current:
Federal	$23,313	$20,041	$12,266
State	5,033	4,453	3,088
Foreign	15	36	59
Total current expense	28,361	24,530	15,413

Deferred:
Federal	(3,274)	(581)	814
State	(262)	(34)	(20)
Total deferred expense (benefit)	(3,536)	(615)	794

Provision for income taxes	$24,825	$23,915	$16,207

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2014	2013
Deferred Tax Assets:
Accrued vacation	$1,700	$1,345
Provision for credit losses	2,111	1,997
State net operating loss carryforward	1,287	1,505
Book compensation on discounted stock options	-	77
Deferred compensation	1,010	898
Deferred revenue	260	221
Foreign tax credit	11	-
Federal net operating loss carry forward	88	168
Other accruals and reserves	1,740	2,043
Gross deferred tax assets	8,207	8,254
Less: valuation allowance	(1,287)	(1,505)
Net deferred tax assets	6,920	6,749

Deferred Tax Liabilities:
Basis difference in fixed assets	(1,056)	(491)
Basis difference in operating leases	(4,674)	(8,765)
Basis difference in tax deductible goodwill	(2,449)	(2,288)
Total deferred tax liabilities	(8,179)	(11,544)

Net deferred tax liabilities	$(1,259)	$(4,795)

Reported as:
Deferred tax assets - current	$3,742	$2,023
Deferred tax liabilities - long-term	(5,001)	(6,818)
Net deferred tax liabilities	$(1,259)	$(4,795)

As of March 31, 2014, we have state net operating losses of approximately $29.0 million, which will begin to expire in the year 2024.

The valuation allowance resulted from management's determination, based on available evidence, that it was more likely than not that the state net operating loss deferred tax asset balance of $1.3 million and $1.5 million as of March 31, 2014 and 2013, respectively, may not be realized.

12.	FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. Accordingly, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following tables summarize the fair value hierarchy of our financial instruments as of March 31, 2014 and 2013 (in thousands):

		Fair Value Measurement Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Assets:
Money market funds	$54,267	$54,267	$-	$-	$-

		Fair Value Measurement Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Assets:
Money market funds	$24,140	$24,140	$-	$-	$-

Liabilities:
Contingent consideration	$918	$-	$-	$918	$-

For the years ended March 31, 2014 and 2013, the adjustment to the fair value of the contingent consideration was an increase of $355 thousand and increase of $99 thousand, respectively, which was presented within general and administrative expenses in our consolidated statement of operations. We paid $1,273 thousand in consideration to satisfy our contingent liability. As of March 31, 2014, there were no outstanding amounts due under the contingent consideration arrangement.

13.	BUSINESS COMBINATIONS

On November 14, 2013, our subsidiary, ePlus Technology, inc., acquired the assets of AdviStor, Inc., a storage-focused solutions provider located in Pittsford, New York for $2.8 million in cash. As a result of the acquisition, we expanded our existing presence in upstate New York and added enhanced storage engineering and sales delivery capabilities. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $1.6 million related to customer relationships with an estimated useful life of 6 years, and other net assets of $375 thousand. We recognized goodwill related to this transaction of $0.9 million, which was assigned to our technology reporting unit. All goodwill associated with this acquisition is deductible for tax purposes.

14.	SEGMENT REPORTING

Our operations are conducted through two business segments. Our technology segment includes sales of information technology products, third-party software, third-party maintenance, advanced professional and managed services and our proprietary software to commercial, state and local governments, and government contractors.  Our financing segment consists of the financing of IT equipment, software and related services to commercial, state and local governments, and government contractors. Our reportable segment information was as follows (in thousands):

	Year Ended March 31,
	2014			2013			2012
	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$1,013,374	$-	$1,013,374	$936,228	$-	$936,228	$784,951	$-	$784,951
Financing revenue	-	35,896	35,896	-	38,384	38,384	-	30,899	30,899
Fee and other income	8,037	229	8,266	6,949	1,551	8,500	7,455	2,276	9,731
Total revenues	1,021,411	36,125	1,057,536	943,177	39,935	983,112	792,406	33,175	825,581

Cost of sales, product and services	827,875	-	827,875	767,447	-	767,447	645,558	-	645,558
Direct lease costs	-	12,748	12,748	-	10,892	10,892	-	8,508	8,508
Professional and other fees	7,557	1,484	9,041	9,638	3,460	13,098	10,283	1,461	11,744
Salaries and benefits	113,481	9,670	123,151	100,447	10,516	110,963	88,321	9,947	98,268
General and administrative expenses	21,103	1,572	22,675	19,028	1,071	20,099	16,627	3,872	20,499
Interest and financing costs	84	1,864	1,948	89	1,779	1,868	93	1,337	1,430
Total costs and expenses	970,100	27,338	997,438	896,649	27,718	924,367	760,882	25,125	786,007
Earnings before provision for income taxes	$51,311	$8,787	$60,098	$46,528	$12,217	$58,745	$31,524	$8,050	$39,574

Depreciation and amortization	$2,838	$11,917	$14,755	$2,369	$9,799	$12,168	$1,476	$7,889	$9,365
Purchases of property, equipment and operating lease equipment	$4,238	$5,714	$9,952	$1,401	$14,183	$15,584	$1,568	$6,087	$7,655
Total assets	$335,879	$217,966	$553,845	$255,257	$184,638	$439,895	$241,488	$192,200	$433,688

The geographic information for the years ended March 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012

Revenue
U.S.	$1,042,446	$964,996	$812,364
Non U.S.	15,090	18,116	13,217
Total	$1,057,536	$983,112	$825,581

	As of March 31,
	2014	2013
Assets
U.S.	$551,723	$437,509
Non U.S.	2,122	2,386
Total	$553,845	$439,895

For the year ended March 31, 2014, and 2013, sales to a large telecommunications company were approximately 11% and 14%, respectively, of total revenues, all of which related to our technology segment. No customer accounted for more than 10% of our revenues for the year ended March 31, 2012.

15.	QUARTERLY DATA —UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts):

	Year Ended March 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Total revenues	$259,317	$271,129	$267,182	$259,908	$1,057,536
Total costs and expenses	245,964	256,434	249,129	245,911	997,438
Earnings before provision for income taxes	13,353	14,695	18,053	13,997	60,098
Provision for income taxes	5,503	6,104	7,443	5,775	24,825
Net earnings	$7,850	$8,591	$10,610	$8,222	$35,273

Net earnings per common share—Basic (1)	$0.98	$1.07	$1.33	$1.04	$4.41
Net earnings per common share—Diluted (1)	$0.97	$1.06	$1.32	$1.03	$4.37

	Year Ended March 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Total revenues	$244,724	$260,051	$242,025	$236,312	$983,112
Total costs and expenses	231,161	243,143	226,496	223,567	924,367
Earnings before provision for income taxes	13,563	16,908	15,529	12,745	58,745
Provision for income taxes	5,501	6,875	6,496	5,043	23,915
Net earnings	$8,062	$10,033	$9,033	$7,702	$34,830

Net earnings per common share—Basic (1)	$1.01	$1.26	$1.11	$0.96	$4.37
Net earnings per common share—Diluted (1)	$1.00	$1.25	$1.11	$0.95	$4.32

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

16. SUBSEQUENT EVENTS

In May 2014, a secondary offering took place in which selling shareholders sold 1,810,000 shares of ePlus inc. common stock, including shares subject to an over-allotment option. The Company did not receive proceeds from these sales. In connection with the secondary offering, the Company repurchased 400,000 shares of its common stock sold to the underwriters in the secondary offering for $19.0 million at a price per share equal to the price paid by the underwriters to purchase the shares from the selling shareholders in the offering.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for Sales Returns (1)
Year Ended March 31, 2012	$347	$1,054	$(974)	$427
Year Ended March 31, 2013	427	1,404	(1,288)	543
Year Ended March 31, 2014	543	1,079	(1,030)	592

Reserve for Credit Losses
Year Ended March 31, 2012	$2,771	$3,212	$(377)	$5,606
Year Ended March 31, 2013	5,606	(333)	(144)	5,129
Year Ended March 31, 2014	5,129	750	(127)	5,752

Valuation for Deferred Taxes
Year Ended March 31, 2012	$1,296	$(79)	$-	$1,217
Year Ended March 31, 2013	1,217	288	-	1,505
Year Ended March 31, 2014	1,505	(218)	-	1,287

(1)	These amounts represent the gross margin effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $3.6 million, $3.4 million, and $3.2 million as of March 31, 2014, 2013, and 2012, respectively.

S-1