Form 10-Q
period 2014-06-30
EPLUS INC
filed 2014-08-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of July 31, 2014 was 7,502,415.

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

o	managing a diverse product set of solutions in highly competitive markets with a small number of key vendors;
o	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations;
•	our dependence on key personnel, and our ability to hire and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
•	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents, and, when appropriate, license required technology;
•	our professional and liability insurance policies coverage may be insufficient to cover a customer claim;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	our ability to secure our and our customers’ electronic and other confidential information;
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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2014	March 31, 2014
ASSETS	(amounts in thousands)

Current assets:
Cash and cash equivalents	$66,852	$80,179
Accounts receivable—trade, net	178,506	211,314
Accounts receivable—other, net	28,932	31,902
Inventories—net	29,661	22,629
Financing receivables—net, current	57,982	57,749
Deferred costs	9,356	10,819
Deferred tax assets	3,742	3,742
Other current assets	12,845	6,925
Total current assets	387,876	425,259

Financing receivables and operating leases—net	100,412	85,990
Property, equipment and other assets	7,995	8,013
Goodwill and other intangible assets	34,203	34,583
TOTAL ASSETS	$530,486	$553,845

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable—equipment	$23,856	$6,772
Accounts payable—trade	36,393	61,940
Accounts payable—floor plan	103,960	93,416
Salaries and commissions payable	10,989	12,401
Deferred revenue	19,271	21,840
Recourse notes payable - current	311	1,460
Non-recourse notes payable - current	34,589	30,907
Other current liabilities	14,706	15,382
Total current liabilities	244,075	244,118

Recourse notes payable - long term	1,638	2,100
Non-recourse notes payable - long term	29,630	34,421
Deferred tax liability - long term	5,001	5,001
Other liabilities	1,480	1,822
TOTAL LIABILITIES	281,824	287,462

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,105 issued and 7,528 outstanding at June 30, 2014 and 13,026 issued and 8,036 outstanding at March 31, 2014	131	130
Additional paid-in capital	107,858	105,924
Treasury stock, at cost, 5,577 and 4,990 shares, respectively	(109,743)	(80,494)
Retained earnings	250,114	240,637
Accumulated other comprehensive income—foreign currency translation adjustment	302	186
Total Stockholders' Equity	248,662	266,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$530,486	$553,845

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2014	2013
	(amounts in thousands, except per share data)

Sales of product and services	$261,356	$247,037
Financing revenue	8,874	10,760
Fee and other income	2,074	1,520
TOTAL REVENUES	272,304	259,317

Cost of sales, product and services	212,908	203,330
Direct lease costs	2,957	3,253
Cost of revenues	215,865	206,583

Professional and other fees	1,833	3,238
Salaries and benefits	32,947	30,682
General and administrative expenses	6,273	5,001
Interest and financing costs	644	460
Operating expenses	41,697	39,381

OPERATING INCOME	14,742	13,353

Other income	1,434	-

EARNINGS BEFORE PROVISION FOR INCOME TAXES	16,176	13,353

PROVISION FOR INCOME TAXES	6,699	5,503

NET EARNINGS	$9,477	$7,850

NET EARNINGS PER COMMON SHARE—BASIC	$1.26	$0.98
NET EARNINGS PER COMMON SHARE—DILUTED	$1.25	$0.97

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	7,504	7,914
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	7,559	7,985

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2014	2013
	( amounts in thousands)

NET EARNINGS	$9,477	$7,850

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	116	(94)
Other comprehensive income (loss)	116	(94)

TOTAL COMPREHENSIVE INCOME	$9,593	$7,756

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$9,477	$7,850

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	3,841	3,707
Provision for credit losses, inventory obsolescence and sales returns	219	(24)
Share-based compensation expense	1,047	881
Excess tax benefit from share-based compensation	(887)	(996)
Payments from lessees directly to lenders—operating leases	(2,455)	(2,174)
Gain on disposal of property, equipment and operating lease equipment	(564)	(247)
Gain on sale of financing receivables	(2,241)	(3,704)
Gain on repurchase of recourse notes payable	(1,434)	-
Other	52	108
Changes in:
Accounts receivable—trade	32,274	(3,576)
Accounts receivable—other	2,058	(1,221)
Inventories	(6,527)	(13,027)
Financing receivables	(12,232)	(2,816)
Deferred costs, other intangible assets and other assets	1,100	(2,494)
Accounts payable—equipment	(164)	20,146
Accounts payable—trade	(25,772)	(8,680)
Salaries and commissions payable, deferred revenue and other liabilities	(3,146)	(822)
Net cash used in operating activities	$(5,354)	$(7,089)

Cash Flows From Investing Activities:
Maturities of short-term investments	$-	$982
Proceeds from sale of property, equipment and operating lease equipment	2,066	361
Purchases of property, equipment and operating lease equipment	(469)	(3,286)
Purchases of assets to be leased or financed	(9,158)	-
Issuance of financing receivables	(16,692)	(90,793)
Repayments of financing receivables	13,616	5,207
Proceeds from sale of financing receivables	9,989	72,500
Premiums paid on life insurance	(47)	(47)
Net cash used in investing activities	$(695)	$(15,076)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$11,213	$3,649
Repayments of non-recourse and recourse notes payable	(609)	(252)
Repurchase of common stock	(29,249)	(1,695)
Dividends paid	(80)	80
Excess tax benefit from share-based compensation	887	996
Net borrowings (repayments) on floor plan facility	10,544	39,394
Net cash (used in) provided by financing activities	(7,294)	42,172

Effect of exchange rate changes on cash	16	4

Net Increase in Cash and Cash Equivalents	(13,327)	20,011

Cash and Cash Equivalents, Beginning of Period	80,179	52,720

Cash and Cash Equivalents, End of Period	$66,852	$72,731

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$64	$15
Cash paid for income taxes	$6,462	$5,851

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$232	$1,062
Purchase of operating lease equipment included in accounts payable	$98	$-
Purchase of assets to be leased or financed included in accounts payable	$22,230	$-
Proceeds from sales of operating lease equipment included in accounts receivable	$339	$88
Repayments of non-recourse and recourse notes payable	$9,319	$4,750
Vesting of share-based compensation	$5,944	$5,061
Origination and concurrent sale of financing receivables	$26,976	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2014	8,036	$130	$105,924	$(80,494)	$240,637	$186	$266,383

Excess tax benefit of share-based compensation	-	-	887	-	-	-	887
Issuance of restricted stock awards	79	1	-	-	-	-	1
Share-based compensation			1,047	-	-	-	1,047
Repurchase of common stock	(587)	-	-	(29,249)	-	-	(29,249)
Net earnings	-	-	-	-	9,477	-	9,477
Foreign currency translation adjustment	-	-	-	-	-	116	116

Balance, June 30, 2014	7,528	$131	$107,858	$(109,743)	$250,114	$302	$248,662

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three months ended June 30, 2014 and 2013 are unaudited, but include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three months ended June 30, 2014 and 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2015 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2014 (“2014 Annual Report”), which should be read in conjunction with these interim financial statements.

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

The notes to the consolidated financial statements contained in the 2014 Annual Report include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the three months ended June 30, 2014.

CONCENTRATIONS OF RISK —A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represented approximately 47%, 7% and 6%, respectively, of our technology segment sales of product and services for the three months ended June 30, 2014, as compared to 54%, 10%, and 9%, respectively, of our technology segment sales of product and services for the three months ended June 30, 2013. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, FASB issued ASU 2014-09, which will update ASC topic Revenue from Contracts with Customers, which will replace all current US GAAP on this topic. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. The effective date for ASU 2014-09 for us is for fiscal year beginning April 1, 2017. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact it will have on our financial statements and disclosures and have not yet selected our planned transition approach.

2. FINANCING RECEIVABLES AND OPERATING LEASES

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

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

	Notes	Lease-Related	Total Financing
June 30, 2014	Receivables	Receivables	Receivables
Minimum payments	$60,420	$80,177	$140,597
Estimated unguaranteed residual value (1)	-	8,119	8,119
Initial direct costs, net of amortization (2)	344	489	833
Unearned income	-	(5,854)	(5,854)
Reserve for credit losses (3)	(3,563)	(1,018)	(4,581)
Total, net	$57,201	$81,913	$139,114
Reported as:
Current	$25,118	$32,864	$57,982
Long-term	32,083	49,049	81,132
Total, net	$57,201	$81,913	$139,114

(1)	Includes estimated unguaranteed residual values of $3,470 thousand for direct financing leases, which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $539 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

	Notes	Lease-Related	Total Financing
March 31, 2014	Receivables	Receivables	Receivables
Minimum payments	$43,707	$81,551	$125,258
Estimated unguaranteed residual value (1)	-	8,275	8,275
Initial direct costs, net of amortization (2)	354	537	891
Unearned income	-	(6,285)	(6,285)
Reserve for credit losses (3)	(3,364)	(1,024)	(4,388)
Total, net	$40,697	$83,054	$123,751
Reported as:
Current	$22,109	$35,640	$57,749
Long-term	18,588	47,414	66,002
Total, net	$40,697	$83,054	$123,751

(1)	Includes estimated unguaranteed residual values of $3,034 thousand for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $525 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net primarily represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	June 30,	March 31,
	2014	2014
Cost of equipment under operating leases	$42,217	$40,513
Accumulated depreciation	(22,937)	(20,525)
Investment in operating lease equipment—net (1)	$19,280	$19,988

(1)	Includes estimated unguaranteed residual values of $5,672 thousand and $5,610 thousand as of June 30, 2014 and March 31, 2014, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating leases, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2014 and March 31, 2014, we had financing receivables and operating leases of $70.1 million and $72.3 million, respectively that were collateral for non-recourse notes payable. See Note 6, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which is presented within financing revenues in the unaudited condensed consolidated statement of operations. During the three months ended June 30, 2014 and 2013, we recognized net gains of $2.2 million and $4.3 million, respectively. The fair value of assets obtained from these sales were $56.2 million and $87.5 million for the three months ended June 30, 2014 and 2013, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2014			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$38,243	$(8,673)	$29,570	$38,243	$(8,673)	$29,570
Customer relationships & other intangibles	8,014	(4,974)	3,040	8,013	(4,671)	3,342
Capitalized software development	2,668	(1,075)	1,593	2,616	(945)	1,671
Total	$48,925	$(14,722)	$34,203	$48,872	$(14,289)	$34,583

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. Customer relationships and capitalized software development costs are amortized over their estimated useful live, which is generally between 3 to 5 years.

All of our goodwill as of June 30, 2014 and March 31, 2014 related to our technology segment. The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

	June 30,	March 31,
Reporting Unit	2014	2014
Technology	$28,481	$28,481
Software Document Management	1,089	1,089

OTHER INTANGIBLE ASSETS

Total amortization expense for other intangible assets was $0.3 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively.

4.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2014	$1,364	$3,364	$1,024	$5,752
Provision for credit losses	(73)	199	(6)	120
Write-offs and other	(47)	-	-	(47)
Balance June 30, 2014	$1,244	$3,563	$1,018	$5,825

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2013	$1,147	$3,137	$845	$5,129
Provision for credit losses	18	31	(116)	(67)
Write-offs and other	(88)	-	-	(88)
Balance June 30, 2013	$1,077	$3,168	$729	$4,974

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	June 30, 2014		March 31, 2014
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$443	$821	$265	$852
Ending balance: individually evaluated for impairment	3,120	197	3,099	172
Ending balance	$3,563	$1,018	$3,364	$1,024

Minimum payments:
Ending balance: collectively evaluated for impairment	$56,891	$79,647	$39,869	$81,114
Ending balance: individually evaluated for impairment	3,529	530	3,838	437
Ending balance	$60,420	$80,177	$43,707	$81,551

The net credit exposure for the notes receivable and lease related receivables minimum payment balances evaluated individually for impairment as of June 30, 2014 was $4.0 million, $3.3 million of which is related to one customer, which filed for bankruptcy in May 2012. As of June 30, 2014, we had $3.3 million of notes and lease-related receivables from this customer and total reserves for credit losses of $3.2 million, which represented our estimated probable loss. As of March 31, 2014, we had $3.4 million of notes receivables from this customer and total reserves for credit losses of $3.1 million.

As of June 30, 2014, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Notes Payable	Net Credit Exposure

June 30, 2014

High CQR	$81	$96	$142	$319	$672	$48,081	$49,072	$(1,962)	$(20,124)	$26,986
Average CQR	46	15	77	138	64	30,373	30,575	(2,610)	(15,294)	12,671
Low CQR	-	-	61	61	-	469	530	(62)	-	468
Total	127	111	280	518	736	78,923	80,177	(4,634)	(35,418)	40,125

March 31, 2014

High CQR	$194	$35	$106	$335	$502	$42,159	$42,996	$(1,890)	$(17,406)	$23,700
Average CQR	33	57	18	108	86	37,924	38,118	(3,401)	(20,709)	14,008
Low CQR	-	-	61	61	-	376	437	(55)	-	382
Total	227	92	185	504	588	80,459	81,551	(5,346)	(38,115)	38,090

As of June 30, 2014, the age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non-Recourse Notes Payable	Net Credit Exposure

June 30, 2014

High CQR	$-	$-	$1,613	$1,613	$333	$37,648	$39,594	$(14,805)	$24,789
Average CQR	-	-	-	-	45	17,252	17,297	(11,355)	5,942
Low CQR	-	-	791	791	-	2,738	3,529	-	3,529
Total	$-	$-	$2,404	$2,404	$378	$57,638	$60,420	$(26,160)	$34,260

March 31, 2014

High CQR	$-	$205	$148	$353	$2,317	$30,249	$32,919	$(19,641)	$13,278
Average CQR	-	-	-	-	-	6,950	6,950	(3,491)	3,459
Low CQR	-	-	791	791	-	3,047	3,838	-	3,838
Total	$-	$205	$939	$1,144	$2,317	$40,246	$43,707	$(23,132)	$20,575

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 25% - 100% for customers with low CQR, which includes customers in bankruptcy.

5.	PROPERTY, EQUIPMENT OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	June 30,	March 31,
	2014	2014
Other current assets:
Deposits & funds held in escrow	$7,427	$995
Prepaid assets	2,478	2,865
Supplemental benefit plan investments	2,585	2,544
Other	355	521
Total other current assets	$12,845	$6,925

Other assets:
Deferred costs	$1,587	$1,591
Property and equipment, net	4,335	4,293
Other	2,073	2,129
Other assets - long term	$7,995	$8,013

	June 30, 2014	March 31, 2014
Other current liabilities
Accrued expenses	$5,930	$5,322
Deferred compensation	2,584	2,544
Other	6,192	7,516
Total other current liabilities	$14,706	$15,382

Other liabilities
Deferred revenue	$1,480	$1,822
Total other liabilities - long term	$1,480	$1,822

6.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	June 30,	March 31,
	2014	2014

Recourse notes payable with interest rates ranging from 2.24% and 4.22% at June 30, 2014 and 2.24% and 4.84% at March 31, 2014.
Current	$311	$1,460
Long-term	1,638	2,100
Total recourse notes payable	$1,949	$3,560

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.00% to 11.24% at June 30, 2014 and March 31, 2014.
Current	$34,589	$30,907
Long-term	29,630	34,421
Total non-recourse notes payable	$64,219	$65,328

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 3.37% and 3.46%, as of June 30, 2014 and March 31, 2014, respectively. The weighted average interest rate for our recourse notes payable was 3.04% and 3.85%, as of June 30, 2014 and March 31, 2014, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

During the quarter ended June 30, 2014, we entered into an arrangement to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million, which is presented within other income in our unaudited condensed consolidated statement of operations.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $104.0 million and $93.4 million as of June 30, 2014 and March 31, 2014, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2014 and March 31, 2014. As of June 30, 2014, the facility agreement had an aggregate limit of the two components of $175.0 million, and the accounts receivable component had a sub-limit of $30.0 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent. On July 31, 2014, ePlus Technology, inc. amended its credit facility with GECDF. The amended credit facility provides for a $225.0 million credit limit, with an accounts receivable component, which has a sub-limit of $30.0 million.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2014. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2014 as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

We have an agreement with First Virginia Community Bank to provide us with a $0.5 million credit facility, which matures on October 27, 2014. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of June 30, 2014 and March 31, 2014, we had no outstanding balance on this credit facility.

Fair Value

As of June 30, 2014, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

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

On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson filed an appeal. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the finding that the patent claims were not invalid and upheld, in part, the finding of infringement. On June 11, 2013, consistent with the Appeals Court’s decision, the trial court issued an Order modifying the injunction so that it would continue in full effect with respect to those configurations of Lawson’s electronic procurement systems that the Appeals Court affirmed are infringing.

On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence that Lawson was in contempt of the trial court’s May 23, 2011, injunction, entering judgment in our favor in the amount of $18.2 million, and ordering that Lawson pay to the court a daily coercive fine. Lawson filed an appeal and posted a bond, and collection of the judgment and imposition of the coercive fine were stayed pending the appeal.

Patent litigation is extremely complex and issues regarding a patent’s validity can arise even subsequent to a patent’s issuance and a court’s enforcement thereof. On April 3, 2014, the United States Patent and Trademark Office (“USPTO”) issued a notice canceling the patent at issue in the Lawson litigation. On July 25, 2014, the Appeals Court issued an Opinion vacating the injunction and contempt order. We are presently assessing the Opinion.

These types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict when any litigation will be resolved whether we will be successful in our claim for a contempt finding or damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.

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

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Certain unvested shares of restricted stock awards (“RSAs”) contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. As of June 30, 2014, we no longer have any unvested shares of RSAs that contained non-forfeitable rights to dividends. In addition, we no longer grant RSAs that contain non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2014 and June 30, 2013 (in thousands, except per share data).

	Three months ended June 30,
	2014	2013
Basic and diluted shares outstanding
Weighted average shares outstanding — basic	7,504	7,914
Effect of dilutive shares	55	71
Weighted average shares outstanding — diluted	7,559	7,985

Calculation of earnings per share - basic
Net earnings	$9,477	$7,850
Net earnings attributable to participating securities	48	123
Net earnings attributable to common shareholders	$9,429	$7,727

Earnings per share - basic	$1.26	$0.98

Calculation of earnings per share - diluted
Net earnings attributable to common shareholders— basic	$9,429	$7,727
Add: undistributed earnings attributable to participating securities	-	-
Net earnings attributable to common shareholders— diluted	$9,429	$7,727

Earnings per share - diluted	$1.25	$0.97

There were 78,165 and 77,115 unvested RSAs that were excluded from the computation of diluted earnings per share for the three months ended June 30 2014 and 2013, respectively, as the impact of including these shares was anti-dilutive. All unexercised stock options were included in the computations of diluted earnings per share for the three months ended June 30, 2013. As of June 30, 2014, we had no unexercised stock options.

9.	STOCKHOLDERS’ EQUITY

On June 12, 2014, our board of directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock over a 12-month period commencing June 16, 2014. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes. This new authorization replaces the company´s previous repurchase plan which was to expire on November 13, 2014. The previous plan, which commenced November 14, 2013, authorized the repurchase of up to 750,000 shares of ePlus´ outstanding common stock. Since commencement of the previous plan through its termination on June 12, 2014, we repurchased 687,488 shares.

During the three months ended June 30, 2014, we repurchased 552,073 shares of our outstanding common stock at an average cost of $49.31 per share for a total purchase price of $27.2 million under the share repurchase plans. We also purchased 35,158 shares of common stock at a value of $2.0 million to satisfy tax withholding obligations to the vesting of employees’ restricted stock.

During the three months ended June 30, 2013, we did not repurchase any shares of our outstanding common stock under a share repurchase plan; however, we purchased 28,222 shares of common stock at a value of $1.7 million to satisfy tax withholding obligations to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to June 30, 2014, we have repurchased 5.4 million shares of our outstanding common stock at an average cost of $18.99 per share for a total purchase price of $103.2 million.

10.	SHARE-BASED COMPENSATION

Share-Based Plans

As of June 30, 2014 and March 31, 2014, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”) and (3) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). All the share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the 2008 Director LTIP, the 2008 Employee LTIP, and the 2012 Employee LTIP discussed above, refer to our 2014 Annual Report.

Stock Option Activity

As of June 30, 2014, we had no outstanding shares of stock options and there were no options granted or exercised during the three months ended June 30, 2014. As of June 30, 2013, we had 40,000 options outstanding with an average exercise price between $12.73 and $15.25. There were no options granted or exercised during the three months ended June 30, 2013.

Restricted Stock Activity

For the three months ended June 30, 2014, we granted 658 restricted shares under the 2008 Director LTIP, and 78,165 restricted shares under the 2012 Employee LTIP. For the three months ended June 30, 2013, we granted 712 restricted shares under the 2008 Director LTIP, and 77,115 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2014	200,120	$41.11
Granted	78,823	$57.23
Vested	(103,056)	$34.64
Nonvested June 30, 2014	175,887	$52.24

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2008 Director LTIP, 2008 Employee LTIP and 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, which is based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2014 and 2013, we recognized $1.0 million and $0.9 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $8.6 million, which will be fully recognized over the next thirty-six months.

We also provide our employees with a contributory 401(k) plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For the three months ended June 30, 2014 and 2013, our contribution expense for the plan was $322 thousand and $377 thousand, respectively.

11.	INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of June 30, 2014, our gross liability related to uncertain tax positions was $149 thousand. At June 30, 2014, if the unrecognized tax benefits of $149 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $193 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We recorded interest expense of $1 thousand and $4 thousand for the three months ended June 30, 2014 and 2013. We did not recognize any additional penalties. We had $66 thousand and $201 thousand accrued for the payment of interest at June 30, 2014 and 2013, respectively.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2014 and March 31, 2014 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
June 30, 2014:
Assets:
Money market funds	$42,167	$42,167	$-	$-	$-

March 31, 2014:
Assets:
Money market funds	$54,267	$54,267	$-	$-	$-

13.	SEGMENT REPORTING

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

	Three Months Ended June 30,
	2014			2013
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$261,356	$-	$261,356	$247,037	$-	$247,037
Financing revenue	-	8,874	8,874	-	10,760	10,760
Fee and other income	2,047	27	2,074	1,457	63	1,520
Total revenues	263,403	8,901	272,304	248,494	10,823	259,317

Cost of sales, product and services	212,908	-	212,908	203,330	-	203,330
Direct lease costs	-	2,957	2,957	-	3,253	3,253
Total cost of revenues	212,908	2,957	215,865	203,330	3,253	206,583

Professional and other fees	1,586	247	1,833	2,863	375	3,238
Salaries and benefits	30,670	2,277	32,947	27,898	2,784	30,682
General and administrative expenses	5,758	515	6,273	4,814	187	5,001
Interest and financing costs	39	605	644	20	440	460
Operating expenses	38,053	3,644	41,697	35,595	3,786	39,381

Operating income	12,442	2,300	14,742	9,569	3,784	13,353

Other income	-	1,434	1,434	-	-	-

Earnings before provision for income tax	$12,442	$3,734	$16,176	$9,569	$3,784	$13,353

Depreciation and amortization	$894	$2,947	$3,841	$652	$3,055	$3,707
Purchases of property, equipment and operating lease equipment	$342	$127	$469	$1,226	$2,060	$3,286
Total assets	$303,510	$226,976	$530,486	$293,327	$201,165	$494,492

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2014 (“2014 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2014 Annual Report.

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

We continue to strengthen our relationships with vendors focused on emerging technologies, which have enabled us to provide our customers with new and evolving IT solutions. We are an authorized reseller of products and services from over 1,000 vendors including Check Point, Cisco Systems, EMC, Hewlett-Packard, McAfee, NetApp, Oracle, Palo Alto Networks and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two segments: technology and financing segment.

Financial Summary

During the three months ended June 30, 2014, total revenue increased 5.0% to $272.3 million and operating income increased 10.4% to $14.7 million over the same period for the prior fiscal year. We believe that our growth outpaced the overall industry due to a gain in market share as we captured additional customer spend, and focused on faster growing segments within the market, such as virtualization, collaboration, and security. In addition, we added new customers as a result of our own organic sales and marketing efforts as well as through increased vendor referrals. Net earnings increased 20.7% to $9.5 million, as compared to the three months ended June 30, 2013. Diluted earnings per share increased 28.9% to $1.25 per share for the three months ended June 30, 2014 compared to $0.97 per share for the prior year.

Consolidated gross margins were 20.7% for the three months ended June 30, 2014, compared to 20.3% for the three months ended June 30, 2013. Our gross margin for product and services was 18.5% during the three months ended June 30, 2014 compared to 17.7% during the three months ended June 30, 2013. The increase was due to an improvement in margins from the sale of third-party products, as well as increases in service revenues.

Cash and cash equivalents decreased $13.3 million or 16.6% to $66.9 million at June 30, 2014 compared to March 31, 2014. The decrease in our cash and cash equivalents was due, in part, to share repurchases during the quarter, including 400,000 shares of our common stock for $19.0 million in connection with the public underwritten secondary offering by certain of our existing shareholders. During the three months ended June 30, 2014, we repurchased 552,073 shares of our common stock for a total purchase price of $27.2 million. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

Segment Overview

Technology Segment

The technology segment sells IT products, software, advance professional and managed services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology segment derives revenue from the sales of new equipment and service engagements. Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with our company, which stipulate the terms and conditions of the relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with state and local governments is based on public bids and our written bid responses.

A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represent approximately 47%, 7%, and 6% of sales of product and services, respectively, for the three months ended June 30, 2014 as compared to 54%, 10%, and 9% of total revenues, respectively, for the three months ended June 30, 2013. Included in the sales of product and services are revenues derived from performing advanced professional and managed services that may be sold together with and integral to third-party products and software. Our advanced professional service engagements are generally governed by statements of work, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials. Our managed services arrangements are for terms of one, two, or three year periods.

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

We also generate revenue in our technology segment through hosting arrangements, sales of our Internet-based business-to-business supply chain management software and related maintenance, and agent fees received from various vendors.

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

We enter into arrangements to transfer the contractual payments due under financing arrangements, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing. For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which is presented within financing revenues in the unaudited condensed consolidated statement of operations. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. We classify the interest and financing costs associated with these borrowings as an operating expense, consistent with industry practice.

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

Our critical accounting estimates have not changed from those reported in Items 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.

RESULTS OF OPERATIONS

The Three months Ended June 30, 2014 Compared to the Three months Ended June 30, 2013

Technology Segment

The results of operations for our technology segment for the three months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Change
Sales of product and services	$261,356	$247,037	$14,319	5.8%
Fee and other income	2,047	1,457	590	40.5%
Total revenues	263,403	248,494	14,909	6.0%

Cost of sales, product and services	212,908	203,330	9,578	4.7%

Professional and other fees	1,586	2,863	(1,277)	(44.6%)
Salaries and benefits	30,670	27,898	2,772	9.9%
General and administrative	5,758	4,814	944	19.6%
Interest and financing costs	39	20	19	95.0%
Operating expenses	38,053	35,595	2,458	6.9%

Segment earnings	$12,442	$9,569	$2,873	30.0%

Total revenues: Total revenues during the three months ended June 30, 2014 were $263.4 million compared to $248.5 million during the three months ended June 30, 2013, an increase of 6.0%, which was due to increases in demand for our products and services. The increase in revenues for the quarter was primarily from our large and middle market customers. We experienced year over year increases in the sales of product and services for all the quarters ended from June 30, 2013 through June 30, 2014. The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
June 30, 2014	4.8%	5.8%
March 31, 2014	(2.5%)	11.4%
December 31, 2013	(2.1%)	12.1%
September 30, 2013	5.8%	4.4%
June 30, 2013	10.4%	5.4%

We rely on our vendors to fulfill shipments to our customers. As of June 30, 2014, we had open orders of $91.2 million and deferred revenue of $20.8 million. As of June 30, 2013, we had open orders of $81.2 million and deferred revenues of $18.3 million.

Cost of sales, product and services: Our gross margin for product and services was 18.5% and 17.7% during the three months ended June 30, 2014 and 2013, respectively. The increase in our gross margin was impacted by an increase in sales of third party software assurance, maintenance and services, which are presented on a net basis, as well as increases in services revenues. The change in the amount of vendor incentives earned during the three months ended June 30, 2014 resulted in a 0.2% increase in gross margins from the prior year. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Our gross margin on sales of product and services decreased sequentially from 18.8% for the three months ended March 31, 2014 to 18.5% for the three months ended June 30, 2014. This decrease was due to a decrease in sales of third party software assurance, maintenance and services in the quarter ended March 31, 2014, which are presented on a net basis. Offsetting this decrease was an increase in product margins and vendor rebates earned during the three months ended June 30, 2014.

Operating expenses: Operating expenses were $38.1 million, or 6.9%, higher than last year due to increases in personnel and related general and administrative expenses.

Professional and other fees decreased $1.3 million, or 44.6%, to $1.6 million for the three months ended June 30, 2014, compared to $2.9 million during the three months ended June 30, 2013. This decrease was primarily due to lower legal and other fees related to the patent infringement litigation, which were $0.1 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively.

Salaries and benefits expense increased $2.8 million, or 9.9%, to $30.7 million during the three months ended June 30, 2014, compared to $27.9 million during the three months ended June 30, 2013. These increases were driven by increases in the number of employees and related benefits as well as commission expenses. Our technology segment had 905 employees as of June 30, 2014, an increase of 45 from 860 at June 30, 2013. Most of the increase in personnel relates to sales and engineering positions. We continue to invest in sales and engineering talent in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings. In addition, commission expense increased for the three months ended June 30, 2014 due to the increase in gross profits.

General and administrative expenses increased $0.9 million, or 19.6% during the three months ended June 30, 2014 over the same period for prior year. This increase was primarily due to increases in office locations and our sales force and engineering team as a result of our continued expansion efforts, which resulted in higher rent and travel expenses, and also an increase in software license expenses.

Segment earnings: As a result of the foregoing, segment earnings was $12.4 million, an increase of $2.9 million, or 30.0% for the three months ended June 30, 2014 over the prior year period.

Financing Segment

The results of operations for our financing segment for the three months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	Change
Financing revenue	$8,874	$10,760	$(1,886)	(17.5%)
Fee and other income	27	63	(36)	(57.1%)
Total revenues	8,901	10,823	(1,922)	(17.8%)

Direct lease costs	2,957	3,253	(296)	(9.1%)

Professional and other fees	247	375	(128)	(34.1%)
Salaries and benefits	2,277	2,784	(507)	(18.2%)
General and administrative	515	187	328	175.4%
Interest and financing costs	605	440	165	37.5%
Operating expenses	3,644	3,786	(142)	(3.8%)

Operating income	2,300	3,784	(1,484)	(39.2%)

Other income	1,434	-	1,434	0.0%
Segment earnings	$3,734	$3,784	$(50)	(1.3%)

Total revenues: Total revenues decreased by $1.9 million, or 17.8%, to $8.9 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Financing revenues decreased $1.9 million, or 17.5% for the three months ended June 30, 2014, as compared to the prior year predominately due to lower transactional gains on the sale of financial assets; partially offset by higher post contract earnings due to an increase in customer renewal rents. During the quarters ended June 30, 2014 and 2013, we recognized net gains on sales of financial assets of $2.1 million and $4.3 million, respectively, and the fair value of assets obtained from these sales were $56.2 million and $87.5 million, respectively. Post contract earnings increased $0.5 million to $2.1 million for the three months ended June 30, 2014 over the prior year period. At June 30, 2014, we had $158.4 million of investments in financing receivables and operating leases, compared to $138.3 million as of June 30, 2013, an increase of $20.1 million or 14.5%.

Direct lease costs: Direct lease costs decreased $0.3 million, or 9.1%, to $3.0 million mostly due to decreases in depreciation expense for equipment under operating leases.

Operating expenses: For the three months ended June 30, 2014, operating expenses decreased $142 thousand, or 3.8%. Salary and benefits expense decreased $0.5 million, or 18.2% to $2.3 million due to lower commissions and bonuses as a result of the decrease in revenues during the period. General and administrative expenses increased $0.3 million, or 175.4% due primarily to an increase in our reserve for credit losses. Interest and financing costs increased due to an increase in total notes payable to $66.2 million as of June 30, 2014, an increase of $25.8 million or 63.8% compared to June 30, 2013. Our weighted average interest rate for non-recourse notes payable was 3.37% and 4.16%, as of June 30, 2014 and June 30, 2013, respectively.

Other income: During the quarter ended June 30, 2014, we entered into an arrangement to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million, which is presented within other income in our unaudited condensed consolidated statement of operations.

Segment earnings: As a result of the foregoing, earnings were $3.7 million and $3.8 million, respectively, a decrease of $0.1 million for the three months ended June 30, 2014 over the prior year period.

Consolidated

Income taxes: Our provision for income tax expense was $6.7 million for the three months ended June 30, 2014 as compared to $5.5 million for the same periods last year. Our effective income tax rates for the three months ended June 30, 2014 was 41.4%, as compared to 41.2% for the three months ended June 30, 2013.

Net earnings: The foregoing resulted in net earnings of $9.5 million for the three months ended June 30, 2014, an increase of 20.7%, as compared to $7.9 million during the three months ended June 30, 2013.

Basic and fully diluted earnings per common share were $1.26 and $1.25, respectively, for the three months ended June 30, 2014, as compared to $0.98 and $0.97, respectively, for the three months ended June 30, 2013.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2014 were 7.5 million and 7.6 million, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2013 were 7.9 million and 8.0 million, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance, or GECDF, with an aggregate credit limit of $175 million. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at June 30, 2014 or March 31, 2014, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

We experience fluctuations in certain working capital accounts, which are primarily due to changes in the timing of purchases of equipment from our customers throughout the comparative periods. Our accounts receivable—trade decreased by $32.8 million, and inventories-net increased $7.0 million from March 31, 2014. We also experienced a decrease in accounts payable—trade of $25.5 million, which was offset by an increase in accounts payable—floor plan of $10.5 million. Our accounts payable—floor plan consists of purchases through the GECDF credit facility, which are generally paid within 30-60 days from the invoice date. We experience fluctuations in accounts payable—equipment due to timing of purchases of assets that will be leased or financed for our customers and accounts payable – equipment increased $17.1 million from March 31, 2014.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(5,354)	$(7,089)
Net cash used in investing activities	(695)	(15,076)
Net cash (used in) provided by financing activities	(7,294)	42,172
Effect of exchange rate changes on cash	16	4
Net (decrease) increase in cash and cash equivalents	$(13,327)	$20,011

Net cash used in operating activities. Cash used in operating activities totaled $5.4 million during the three months ended June 30, 2014. Net earnings adjusted for the impact of non-cash items was $7.1 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $12.4 million, primarily due to cash used for financing receivables of $12.2 million, as the changes in accounts receivable-trade, inventories and accounts payable-trade offset one another.

Cash used in operating activities totaled $7.1 million during the three months ended June 30, 2013. Net earnings adjusted for the impact of non-cash items was $5.4 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $12.5 million, primarily due to increases in accounts receivable-trade, inventories and accounts payable-trade, which were offset by a decrease in accounts payable-equipment of $20.1 million.

Net cash used in investing activities. Cash used in investing activities was $0.7 million during the three months ended June 30, 2014, compared to cash used in investing activities of $15.1 million during the same period last year. Cash used in investing activities during the three months ended June 30, 2014 was primarily driven by issuance of financing receivables of $16.7 million, purchase of assets to be leased of $9.2 million, which was mostly offset by cash proceeds from the sale of financing receivable of $10.0 million and the repayment of financing receivables of $13.6 million.

Cash used in investing activities during the three months ended June 30, 2013 was primarily driven by issuance of financing receivables (net of issuance, proceeds from sale, and repayments) of $13.1 million, purchases of property, equipment and operating lease equipment of $3.3 million, partially offset by a decrease in short-term investments of $1.0 million.

Net cash provided by (used in) financing activities. Cash used in financing activities was $7.3 million during the three months ended June 30, 2014, which was due to the repurchase of treasury stock of $29.2 million, partially offset by net borrowings on the floor plan facility of $10.5 million and net borrowings of non-recourse and recourse notes payable of $11.2 million. In the prior year, we had net cash provided by financing activities of $42.2 million due to net borrowings on the floor plan facility of $39.4 million and net borrowings of non-recourse and recourse notes payable of $3.4 million, partially offset by the repurchase of common stock of $1.7 million.

Non-Cash Activities

We transfer financial assets to third-party financial institutions, some of which are accounted for as secured borrowings. As a condition to the agreement, certain financial institutions may request the customer remit their payments to a trustee rather than to us, and the trustee pays the financial institution. Alternatively, if the structure of the agreement does not require a trustee, the customer will continue to make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either structure is similar, in that the assigned contractual payments are paid by the customer and remitted to the lender to pay down the corresponding non-recourse notes payable. However, these structures are classified differently within our unaudited condensed consolidated statement of cash flows. More specifically, we are required to exclude non-cash transactions from our unaudited condensed consolidated statement of cash flows, so payments made by our customer to the trustee are excluded from our operating or investing cash receipts and the corresponding re-payment of the non-recourse notes payable from the trustee to the third party financial institution are excluded from our cash flows from financing activities. Given that the transfer of these payments is economically the same regardless of the structure of the payments, we evaluate our cash flows from operating, investing and financing activities as if the transfer had been structured without an intermediary.

The non-GAAP financial measure for our cash flows from operating activities is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
GAAP: net cash used in operating activities	$(5,354)	$(7,089)
Principal payments from customers directly to lenders	3,758	4,750
Non-GAAP: adjusted net cash used in operating activities	$(1,596)	$(2,339)

The non-GAAP financial measure for our cash flows from investing activities is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
GAAP: net cash used in investing activities	$(695)	$(15,076)
Principal payments from customers directly to lenders	5,561	-
Non-GAAP: adjusted net cash provided by (used in) investing activities	$4,866	$(15,076)

The non-GAAP financial measure for our cash flows from financing activities is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
GAAP: net cash (used in) provided by financing activities	$(7,294)	$42,172
Principal payments from customers directly to lenders	(9,319)	(4,750)
Non-GAAP: adjusted net cash (used in) provided by financing activities	$(16,613)	$37,422

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

The financing necessary to support our lease and financing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained mostly non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At June 30, 2014, our non-recourse notes payable decreased 1.7% to $64.2 million, as compared to $65.3 million at March 31, 2014. Recourse notes payable decreased 45.3% to $1.9 million as of June 30, 2014 compared to $3.6 million as of March 31, 2014.

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

Credit Facility — ePlus Technology, inc.

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables, and inventory. As of June 30, 2014, the facility had an aggregate limit of the two components of $175.0 million with an accounts receivable sub-limit of $30.0 million. On July 31, 2014, ePlus Technology, inc. amended its credit facility with GECDF. The amended credit facility provides for a $225.0 million credit limit, with an accounts receivable component, which has a sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2014. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans, or advances with certain exceptions for dividends to ePlus inc. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The facility provided by GECDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date. We have delivered the annual audited financial statements for the year ended March 31, 2014, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2014	Balance as of June 30, 2014	Maximum Credit Limit at March 31,2014	Balance as of March 31, 2014
$175,000	$103,960	$175,000	$93,416

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at June 30, 2014 or March 31, 2014, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

First Virginia Community Bank provides us with a $0.5 million credit facility, which matured on October 26, 2012. This credit facility was renewed for two years effective October 27, 2012. The credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of June 30, 2014, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of June 30, 2014, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third party and the transfer of financial assets.  Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters.  See Part I, Item 1A, “Risk Factors,” in our 2014 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Changes in interest rates may affect our ability to fund or transfer our financing arrangements if the rate rises above the fixed rate of the instrument. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of June 30, 2014, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the trial court”) in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson filed an appeal. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the finding that the patent claims were not invalid and upheld, in part, the finding of infringement. The Appeals Court remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction. Consistent with the Appeals Court’s decision, on June 11, 2013, the trial court issued an order modifying the injunction so that it would continue in full effect with respect to those configurations of Lawson’s electronic procurement systems that the Appeals Court affirmed are infringing.

On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence that Lawson was in contempt of the trial court’s May 23, 2011, injunction, entering judgment in our favor in the amount of $18.2 million, and ordering that Lawson pay to the court a daily coercive fine. Lawson filed an appeal and posted a bond, and collection of the judgment and the imposition of the coercive fine were stayed pending the appeal.

Patent litigation is extremely complex and issues regarding a patent’s validity can arise even subsequent to a patent’s issuance and a court’s enforcement thereof. On April 3, 2014, the USPTO issued a notice canceling the patent at issue in the Lawson litigation. On July 25, 2014, the Appeals Court issued an Opinion vacating the injunction and contempt order. We are presently assessing this Opinion.

Court calendars and rulings are inherently unpredictable and we cannot predict when any litigation will be resolved, or the outcome thereof.

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

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our 2014 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2014.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2014 through April 30, 2014	414,013	$47.78	414,013	200,572	(2)
May 1, 2014 through May 31, 2014	115,230	$53.54	115,230	85,342	(3)
June 1, 2014 through June 15, 2014	22,830	$55.69	22,830	62,512	(4)
June 16, 2014 through June 30, 2014	35,158	$57.69	-	500,000	(5)

The timing and expiration date of the current stock repurchase authorizations are included in Note 9, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

(1)	All shares acquired were in open-market purchases, except for 35,158 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)
The share purchase authorization in place for the month ended April 30, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of April 30, 2014, the remaining authorized shares to be purchased were 200,572.

(3)
The share purchase authorization in place for the month ended May 31, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of May 31, 2014, the remaining authorized shares to be purchased were 85,342.

(4)
The share purchase authorization in place through June 15, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of June 15, 2014, the remaining authorized shares to be purchased were 62,512.

(5)
On June 12, 2014, the board of directors has authorized the Company to repurchase up to 500,000 shares of its outstanding common stock over a 12-month period commencing June 16, 2014. As of June 30, 2014, the remaining authorized shares to be purchased were 500,000.

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

ePlus inc.

Date: August 6, 2014	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)