Form 10-Q
period 2014-09-30
EPLUS INC
filed 2014-11-06
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of October 31, 2014 was 7,398,062.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “hope,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•	we offer a comprehensive set of solutions— integrating information technology (IT) product sales, third-party software assurance and maintenance, advanced professional and managed services, proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:
o	managing a diverse product set of solutions in highly competitive markets with a small number of key vendors;
o	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
o	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations;
•	our dependence on key personnel, and our ability to hire and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
•	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents, and, when appropriate, license required technology;
•	our professional and liability insurance policies coverage may be insufficient to cover a claim;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	our ability to secure our and our customers’ electronic and other confidential information;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions or the effect of those changes on our common stock or its holders;
•	future growth rates in our core businesses;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with several of our larger customers or vendors;

•	our ability to successfully integrate acquired businesses;
•	reduction of vendor incentives provided to us;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and other regulations;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans; and
•	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

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

Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2014	As of March 31, 2014
ASSETS	(amounts in thousands)

Current assets:
Cash and cash equivalents	$62,941	$80,179
Accounts receivable—trade, net	205,852	211,314
Accounts receivable—other, net	33,083	31,902
Inventories—net	30,834	22,629
Financing receivables—net, current	64,649	57,749
Deferred costs	9,894	10,819
Deferred tax assets	3,130	3,742
Other current assets	10,007	6,925
Total current assets	420,390	425,259

Financing receivables and operating leases—net	94,783	85,990
Property, equipment and other assets	7,145	8,013
Goodwill and other intangible assets	42,128	34,583
TOTAL ASSETS	$564,446	$553,845

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable—equipment	$21,788	$6,772
Accounts payable—trade	33,164	61,940
Accounts payable—floor plan	120,631	93,416
Salaries and commissions payable	12,993	12,401
Deferred revenue	22,766	21,840
Recourse notes payable - current	280	1,460
Non-recourse notes payable - current	35,262	30,907
Other current liabilities	21,667	15,382
Total current liabilities	268,551	244,118

Recourse notes payable - long term	2,576	2,100
Non-recourse notes payable - long term	30,018	34,421
Deferred tax liability - long term	4,444	5,001
Other liabilities	2,799	1,822
TOTAL LIABILITIES	308,388	287,462

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized one issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,113 issued and 7,437 outstanding at September 30, 2014 and 13,026 issued and 8,036 outstanding at March 31, 2014	131	130
Additional paid-in capital	108,995	105,924
Treasury stock, at cost, 5,676 and 4,990 shares, respectively	(115,276)	(80,494)
Retained earnings	262,066	240,637
Accumulated other comprehensive income—foreign currency translation adjustment	142	186
Total Stockholders' Equity	256,058	266,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$564,446	$553,845

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(amounts in thousands, except per share data)

Sales of product and services	$286,584	$261,283	$547,940	$508,320
Financing revenue	9,059	8,001	17,933	18,761
Fee and other income	1,829	1,845	3,903	3,365
TOTAL REVENUES	297,472	271,129	569,776	530,446

Cost of sales, product and services	230,742	214,854	443,650	418,184
Direct lease costs	2,806	3,495	5,763	6,748
Cost of revenues	233,548	218,349	449,413	424,932

Professional and other fees	1,577	1,908	3,410	5,146
Salaries and benefits	34,252	29,685	67,199	60,367
General and administrative expenses	7,158	6,059	13,431	11,060
Interest and financing costs	611	433	1,255	893
Operating expenses	43,598	38,085	85,295	77,466

OPERATING INCOME	20,326	14,695	35,068	28,048

Other income	-	-	1,434	-

EARNINGS BEFORE PROVISION FOR INCOME TAXES	20,326	14,695	36,502	28,048

PROVISION FOR INCOME TAXES	8,374	6,104	15,073	11,607

NET EARNINGS	$11,952	$8,591	$21,429	$16,441

NET EARNINGS PER COMMON SHARE—BASIC	$1.63	$1.07	$2.88	$2.05
NET EARNINGS PER COMMON SHARE—DILUTED	$1.63	$1.06	$2.86	$2.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	7,320	7,976	7,412	7,945
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	7,345	8,020	7,461	8,007

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(amounts in thousands)

NET EARNINGS	$11,952	$8,591	$21,429	$16,441

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(160)	57	(44)	(37)
Other comprehensive income (loss)	(160)	57	(44)	(37)

TOTAL COMPREHENSIVE INCOME	$11,792	$8,648	$21,385	$16,404

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2014	2013
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$21,429	$16,441

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	7,631	7,359
Provision for credit losses, inventory obsolescence and sales returns	245	211
Share-based compensation expense	2,247	1,954
Excess tax benefit from share-based compensation	(824)	(1,536)
Payments from lessees directly to lenders—operating leases	(4,445)	(4,062)
Gain on disposal of property, equipment and operating lease equipment	(2,120)	(1,001)
Gain on sale of financing receivables	(3,179)	(4,025)
Gain on settlement	(1,434)	-
Other	50	42
Changes in:
Accounts receivable—trade	13,236	12,897
Accounts receivable—other	(854)	(4,087)
Inventories	(7,006)	(5,043)
Financing receivables	(14,187)	(8,193)
Deferred costs, other intangible assets and other assets	1,333	1,513
Accounts payable—equipment	(162)	1,700
Accounts payable—trade	(29,315)	(222)
Salaries and commissions payable, deferred revenue and other liabilities	6,360	(8,387)
Net cash (used in) provided by operating activities	$(10,995)	$5,561

Cash Flows From Investing Activities:
Maturities of short-term investments	$-	$982
Maturities of supplemental benefit plan investments	2,544	-
Proceeds from sale of property, equipment and operating lease equipment	5,751	1,929
Purchases of property, equipment and operating lease equipment	(1,919)	(6,759)
Purchases of assets to be leased or financed	(10,000)	(7,032)
Issuance of financing receivables	(51,163)	(45,847)
Repayments of financing receivables	28,082	16,031
Proceeds from sale of financing receivables	12,341	15,456
Premiums paid on life insurance	-	(93)
Cash used in acquisitions, net of cash acquired	(7,818)	-
Net cash used in investing activities	$(22,182)	$(25,333)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Six Months Ended September 30,
	2014	2013
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$30,104	$12,779
Repayments of non-recourse and recourse notes payable	(802)	(1,135)
Repurchase of common stock	(34,782)	(5,901)
Dividends paid	(90)	(105)
Proceeds from issuance of capital stock through option exercise	-	559
Payments of contingent consideration	-	(1,027)
Excess tax benefit from share-based compensation	824	1,536
Net borrowings (repayments) on floor plan facility	20,694	14,042
Net cash provided by financing activities	15,948	20,748

Effect of exchange rate changes on cash	(9)	-

Net Increase in Cash and Cash Equivalents	(17,238)	976

Cash and Cash Equivalents, Beginning of Period	80,179	52,720

Cash and Cash Equivalents, End of Period	$62,941	$53,696

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$128	$15
Cash paid for income taxes	$12,770	$10,334

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$232	$71
Purchase of operating lease equipment included in accounts payable	$103	$241
Purchase of assets to be leased or financed included in accounts payable	$18,578	$10,664
Proceeds from sales of operating lease equipment included in accounts receivable	$910	$12
Repayments of non-recourse and recourse notes payable	$19,171	$9,715
Vesting of share-based compensation	$6,407	$7,769
Origination and concurrent sale of financing receivables	$47,213	$80,769
Contingent consideration	$1,960	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2014	8,036	$130	$105,924	$(80,494)	$240,637	$186	$266,383

Excess tax benefit of share-based compensation	-	-	824	-	-	-	824
Issuance of restricted stock awards	87	1	-	-	-	-	1
Share-based compensation			2,247	-	-	-	2,247
Repurchase of common stock	(686)	-	-	(34,782)	-	-	(34,782)
Net earnings	-	-	-	-	21,429	-	21,429
Foreign currency translation adjustment	-	-	-	-	-	(44)	(44)
Balance, September 30, 2014	7,437	$131	$108,995	$(115,276)	$262,066	$142	$256,058

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three and six months ended September 30, 2014 and 2013 are unaudited, but include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three and six months ended September 30, 2014 and 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2015 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2014 (“2014 Annual Report”), which should be read in conjunction with these interim financial statements.

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

The notes to the consolidated financial statements contained in the 2014 Annual Report include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the six months ended September 30, 2014.

CONCENTRATIONS OF RISK —A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represented approximately 56%, 8% and 6%, and 52%, 8% and 6%, respectively, of our technology segment sales of product and services for the three and six months ended September 30, 2014, as compared to 47%, 11%, and 6%, and 51%, 10%, and 7% respectively, of our technology segment sales of product and services for the three and six months ended September 30, 2013. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

September 30, 2014	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$59,745	$86,289	$146,034
Estimated unguaranteed residual value (1)	-	8,184	8,184
Initial direct costs, net of amortization (2)	409	528	937
Unearned income	-	(6,444)	(6,444)
Reserve for credit losses (3)	(3,673)	(1,004)	(4,677)
Total, net	$56,481	$87,553	$144,034
Reported as:
Current	$27,043	$37,606	$64,649
Long-term	29,438	49,947	79,385
Total, net	$56,481	$87,553	$144,034

(1)	Includes estimated unguaranteed residual values of $3,287 thousand for direct financing leases, which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $548 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

March 31, 2014	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$43,707	$81,551	$125,258
Estimated unguaranteed residual value (1)	-	8,275	8,275
Initial direct costs, net of amortization (2)	354	537	891
Unearned income	-	(6,285)	(6,285)
Reserve for credit losses (3)	(3,364)	(1,024)	(4,388)
Total, net	$40,697	$83,054	$123,751
Reported as:
Current	$22,109	$35,640	$57,749
Long-term	18,588	47,414	66,002
Total, net	$40,697	$83,054	$123,751

(1)	Includes estimated unguaranteed residual values of $3,034 thousand for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $525 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net primarily represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	September 30, 2014	March 31, 2014
Cost of equipment under operating leases	$31,072	$40,513
Accumulated depreciation	(15,674)	(20,525)
Investment in operating lease equipment—net (1)	$15,398	$19,988

(1)	These totals include estimated unguaranteed residual values of $3,842 thousand and $5,610 thousand as of September 30, 2014 and March 31, 2014, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating leases, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of September 30, 2014 and March 31, 2014, we had financing receivables and operating leases of $72.8 million and $72.3 million, respectively, that were collateral for non-recourse notes payable. See Note 6, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which is presented within financing revenues in the unaudited condensed consolidated statement of operations. During the three months ended September 30, 2014 and 2013, we recognized net gains of $0.9 million and $1.2 million, respectively. The fair value of assets received from these sales was $37.6 million and $34.9 million for the three months ended September 30, 2014 and 2013, respectively. During the six months ended September 30, 2014 and 2013, we recognized net gains of $3.2 million and $5.6 million, respectively. The fair value of assets received from these sales was $93.8 million and $122.4 million for the six months ended September 30, 2014 and 2013, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2014			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$42,834	$(8,673)	$34,161	$38,243	$(8,673)	$29,570
Customer relationships & other intangibles	11,923	(5,416)	6,507	8,013	(4,671)	3,342
Capitalized software development	2,668	(1,208)	1,460	2,616	(945)	1,671
Total	$57,425	$(15,297)	$42,128	$48,872	$(14,289)	$34,583

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 6 years.

All of our goodwill as of September 30, 2014 and March 31, 2014 related to our technology segment. We perform our goodwill impairment test annually during our third quarter of each year. For the year ended March 31, 2014, we performed a qualitative assessment and concluded that the fair value of our reporting units were, more likely than not, greater than their respective carrying amounts.

The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

Reporting Unit	September 30, 2014	March 31, 2014
Technology	$33,072	$28,481
Software Document Management	1,089	1,089

OTHER INTANGIBLE ASSETS

Total amortization expense for other intangible assets was $0.6 million and $0.3 million for the three months and $1.0 million and $0.6 million for the six months ended September 30, 2014 and 2013, respectively.

4.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2014	$1,364	$3,364	$1,024	$5,752
Provision for credit losses	(99)	309	11	221
Write-offs and other	(122)	-	(31)	(153)
Balance September 30, 2014	$1,143	$3,673	$1,004	$5,820

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2013	$1,147	$3,137	$845	$5,129
Provision for credit losses	152	(14)	53	191
Write-offs and other	(121)	-	-	(121)
Balance September 30, 2013	$1,178	$3,123	$898	$5,199

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	September 30, 2014		March 31, 2014
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$552	$788	$265	$852
Ending balance: individually evaluated for impairment	3,121	216	3,099	172
Ending balance	$3,673	$1,004	$3,364	$1,024

Minimum payments:
Ending balance: collectively evaluated for impairment	$56,292	$86,086	$39,869	$81,114
Ending balance: individually evaluated for impairment	3,453	203	3,838	437
Ending balance	$59,745	$86,289	$43,707	$81,551

The net credit exposure for the notes receivable and lease related receivables evaluated individually for impairment as of September 30, 2014 was $3.6 million. As of September 30, 2014, we had $3.2 million of notes and lease-related receivables from one customer that filed for bankruptcy in May, 2012 and total reserves for credit losses of $3.2 million, which represents our estimated probable loss. As of March 31, 2014, we had $3.4 million of notes receivables from this customer and total reserves for credit losses of $3.1 million.

As of September 30, 2014, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non-Recourse Notes Payable	Net Credit Exposure

September 30, 2014

High CQR	$42	$5	$130	$177	$232	$51,342	$51,751	$(2,828)	$(18,031)	$30,892
Average CQR	52	48	14	114	566	33,654	34,335	(2,704)	(17,742)	13,888
Low CQR	-	-	-	-	-	203	203	(19)	-	184
Total	94	53	144	291	798	85,199	86,289	(5,551)	(35,773)	44,964

March 31, 2014

High CQR	$194	$35	$106	$335	$502	$42,159	$42,996	$(1,890)	$(17,406)	$23,700
Average CQR	33	57	18	108	86	37,924	38,118	(3,401)	(20,709)	14,008
Low CQR	-	-	61	61	-	376	437	(55)	-	382
Total	227	92	185	504	588	80,459	81,551	(5,346)	(38,115)	38,090

As of September 30, 2014, the age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non-Recourse Notes Payable	Net Credit Exposure

September 30, 2014

High CQR	$829	$5	$1,802	$2,636	$521	$38,137	$41,294	$(23,463)	$17,831
Average CQR	171	-	-	171	281	14,546	14,998	(4,580)	10,418
Low CQR	-	-	707	707	-	2,746	3,453	-	3,453
Total	1,000	5	2,509	3,514	802	55,429	59,745	(28,043)	31,702

March 31, 2014

High CQR	$-	$205	$148	$353	$2,317	$30,249	$32,919	$(19,641)	$13,278
Average CQR	-	-	-	-	-	6,950	6,950	(3,491)	3,459
Low CQR	-	-	791	791	-	3,047	3,838	-	3,838
Total	-	205	939	1,144	2,317	40,246	43,707	(23,132)	20,575

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 25% - 100% for customers with low CQR, which includes customers in bankruptcy.

5.	PROPERTY, EQUIPMENT OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	September 30, 2014	March 31, 2014
Other current assets:
Deposits & funds held in escrow	$6,610	$995
Prepaid assets	3,079	2,865
Supplemental benefit plan investments	-	2,544
Other	318	521
Total other current assets	$10,007	$6,925

Other assets:
Deferred costs	$1,238	$1,591
Property and equipment, net	4,636	4,293
Other	1,271	2,129
Other assets - long term	$7,145	$8,013

	September 30, 2014	March 31, 2014
Other current liabilities
Accrued expenses	$10,192	$5,322
Deferred compensation	222	2,544
Other	11,253	7,516
Total other current liabilities	$21,667	$15,382

Other liabilities
Deferred revenue	$1,786	$1,822
Other	1,013	-
Total other liabilities - long term	$2,799	$1,822

6.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	September 30, 2014	March 31, 2014

Recourse notes payable with interest rates ranging from 2.24% and 4.22% at September 30, 2014 and 2.24% and 4.84% at March 31, 2014.
Current	$280	$1,460
Long-term	2,576	2,100
Total recourse notes payable	$2,856	$3,560

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.00% to 10.00% at September 30, 2014 and ranging from 2.00% to 11.24% as of March 31, 2014.

Current	$35,262	$30,907
Long-term	30,018	34,421
Total non-recourse notes payable	$65,280	$65,328

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 3.31% and 3.46%, as of September 30, 2014 and March 31, 2014, respectively. The weighted average interest rate for our recourse notes payable was 2.93% and 3.85%, as of September 30, 2014 and March 31, 2014, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

In May 2014, we entered into an agreement to repurchase the rights, title, and interest to payments due under a financing agreement. This financing agreement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million, which is presented within other income in our unaudited condensed consolidated statement of operations.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $120.6 million and $93.4 million as of September 30, 2014 and March 31, 2014, respectively. Under the accounts receivable component, we had no outstanding balances as of September 30, 2014 and March 31, 2014.

As of March 31, 2014, the facility agreement had an aggregate limit of the two components of $175.0 million, and the accounts receivable component had a sub-limit of $30.0 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent. On July 31, 2014, ePlus Technology, inc. amended its credit facility with GECDF, which included an increase to the aggregate credit limit. As of September 30, 2014, the facility agreement had an aggregate limit of the two components of $225.0 million, and the accounts receivable component had a sub-limit of $30.0 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2014. In addition, the facility limits the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

We have an agreement with First Virginia Community Bank to provide us with a $0.5 million credit facility, which matures on October 26, 2015. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of September 30, 2014 and March 31, 2014, we had no outstanding balance on this credit facility.

Fair Value

As of September 30, 2014, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

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

On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson filed an appeal. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the finding that the patent claims were not invalid and upheld, in part, the finding of infringement. On June 11, 2013, consistent with the Appeals Court’s decision, the trial court issued an Order modifying the injunction so that it would continue in full effect with respect to those configurations of Lawson’s electronic procurement systems that the Appeals Court affirmed were infringing.

On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence, that Lawson was in contempt of the trial court’s May 23, 2011, injunction, entering judgment in our favor in the amount of $18.2 million, and ordering that Lawson pay to the court a daily coercive fine. Lawson filed an appeal and posted a bond, and collection of the judgment and imposition of the coercive fine were stayed pending the appeal.

Patent litigation is extremely complex and issues regarding a patent’s validity can arise even subsequent to a patent’s issuance and a court’s enforcement thereof. On April 3, 2014, the United States Patent and Trademark Office issued a notice canceling the patent at issue in the Lawson litigation. On July 25, 2014, the Appeals Court issued an Opinion vacating the injunction and contempt order. We have filed a Petition for Rehearing, and are awaiting the court’s response.

These types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict when any litigation will be resolved, whether we will be successful in our claim for a contempt finding or damages, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring this matter to resolution.

We filed a claim in a class action suit in the United States District Court for the Northern District of California which alleged that ten groups of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers. The Claims Administrator found that we had a valid claim, and on August 6, 2014, issued to us a Notice of Claim Final Determination. On October 20, 2014, the court issued an order directing that approved claims be paid. On October 31, 2014, we received payment in the amount of $6.2 million, which will be recognized in our statement of operations as other income in our third quarter of fiscal 2015.

Other Matters

We may become party to various legal proceedings arising in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Unvested shares of restricted stock awards (“RSAs”), which contain non-forfeitable rights to dividends, whether paid or unpaid are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. As of September 30, 2014, we no longer have any unvested shares of RSAs that contained non-forfeitable rights to dividends. In addition, we no longer grant RSAs that contain non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2014 and September 30, 2013 (in thousands, except per share data).

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Basic and diluted shares outstanding
Weighted average common shares outstanding — basic	7,320	7,976	7,412	7,945
Effect of dilutive shares	25	44	49	62
Weighted average common shares outstanding — diluted	7,345	8,020	7,461	8,007

Calculation of earnings per share - basic
Net earnings	$11,952	$8,591	$21,429	$16,441
Net earnings attributable to participating securities	-	66	55	192
Net earnings attributable to common shareholders	$11,952	$8,525	$21,374	$16,249

Earnings per share - basic	$1.63	$1.07	$2.88	$2.05

Calculation of earnings per share - diluted
Net earnings attributable to common shareholders— basic	$11,952	$8,525	$21,374	$16,249
Add: undistributed earnings attributable to participating securities	-	-	1	1
Net earnings attributable to common shareholders— diluted	$11,952	$8,525	$21,375	$16,250

Earnings per share - diluted	$1.63	$1.06	$2.86	$2.03

As of both September 30, 2013 and 2014, we had no unexercised stock options.

9.	STOCKHOLDERS’ EQUITY

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

During the six months ended September 30, 2014, we repurchased 651,019 shares of our outstanding common stock at an average cost of $50.31 per share for a total purchase price of $32.8 million under the share repurchase plans. We also purchased 35,158 shares of common stock at a value of $2.0 million to satisfy tax withholding obligations to the vesting of employees’ restricted stock.

During the six months ended September 30, 2013, we repurchased 62,986 shares of our outstanding common stock under a share repurchase plan at the average cost of $53.92 per share for a total purchase price of $3.4 million. We purchased 42,073 shares of common stock at a value of $2.5 million to satisfy tax withholding obligations to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to September 30, 2014, we have repurchased 5.5 million shares of our outstanding common stock at an average cost of $19.65 per share for a total purchase price of $108.7 million.

10.	SHARE-BASED COMPENSATION

Share-Based Plans

As of September 30, 2014 and March 31, 2014, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”) and (3) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). All the share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the 2008 Director LTIP, the 2008 Employee LTIP, and the 2012 Employee LTIP discussed above, refer to our 2014 Annual Report.

Stock Option Activity

As of September 30, 2014 and 2013, we had no outstanding shares of stock options and there were no options granted or exercised during the six months ended September 30, 2014. During the six months ended September 30, 2013 there were no options granted and 40,000 options exercised.

Restricted Stock Activity

For the six months ended September 30, 2014, we granted 9,390 restricted shares under the 2008 Director LTIP, and 78,165 restricted shares under the 2012 Employee LTIP. For the six months ended September 30, 2013, we granted 8,520 restricted shares under the 2008 Director LTIP, and 77,115 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2014	200,120	$41.11
Granted	87,555	$57.12
Vested	(111,296)	$35.57
Nonvested September 30, 2014	176,379	$52.67

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2008 Employee LTIP and 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, which is based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2014 and 2013, we recognized $1.2 million and $1.1 million, respectively, of total share-based compensation expense. During the six months ended September 30, 2014 and 2013, we recognized $2.2 million and $1.9 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $7.9 million, which will be fully recognized over the next thirty-three months.

We also provide our employees with a contributory 401(k) plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For the three months ended September 30, 2014 and 2013, our estimated contribution expense for the plan was $302 thousand and $147 thousand, respectively.  For the six months ended September 30, 2014 and 2013, our estimated contribution expense was $623 thousand and $524 thousand, respectively.

11.	INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of September 30, 2014, our gross liability related to uncertain tax positions was $149 thousand. At September 30, 2014, if the unrecognized tax benefits of $149 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $194 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We recorded interest expense of $1 thousand and $4 thousand for the three months ended September 30, 2014 and 2013, respectively and $2 thousand and $9 thousand for the six months ended September 30, 2014 and 2013, respectively. We did not recognize any additional penalties. We had $67 thousand and $206 thousand accrued for the payment of interest at September 30, 2014 and 2013, respectively.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2014 and March 31, 2014 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
September 30, 2014:
Assets:

Money market funds	$43,767	$43,767	$-	$-	$-

Liabilities:

Contingent consideration	$1,960	$-	$-	$1,960	$-

March 31, 2014:
Assets:

Money market funds	$54,267	$54,267	$-	$-	$-

13.	SEGMENT REPORTING

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

	Three Months Ended
	September 30, 2014			September 30, 2013
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$286,584	$-	$286,584	$261,283	$-	$261,283
Financing revenue	-	9,059	9,059	-	8,001	8,001
Fee and other income	1,782	47	1,829	1,829	16	1,845
Total revenues	288,366	9,106	297,472	263,112	8,017	271,129

Cost of sales, product and services	230,742	-	230,742	214,854	-	214,854
Direct lease costs	-	2,806	2,806	-	3,495	3,495
Total cost of revenues	230,742	2,806	233,548	214,854	3,495	218,349

Professional and other fees	1,321	256	1,577	1,580	328	1,908
Salaries and benefits	31,963	2,289	34,252	27,244	2,441	29,685
General and administrative expenses	6,703	455	7,158	5,701	358	6,059
Interest and financing costs	19	592	611	26	407	433
Operating expenses	40,006	3,592	43,598	34,551	3,534	38,085

Operating income & earnings before provision for income taxes	$17,618	$2,708	$20,326	$13,707	$988	$14,695

Depreciation and amortization	$1,081	$2,709	$3,790	$592	$3,060	$3,652
Purchases of property, equipment and operating lease equipment	$744	$706	$1,450	$1,845	$1,628	$3,473
Total assets	$341,893	$222,553	$564,446	$269,149	$196,152	$465,301

	Six Months Ended
	September 30, 2014			September 30, 2013
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$547,940	$-	$547,940	$508,320	$-	$508,320
Financing revenue	-	17,933	17,933	-	18,761	18,761
Fee and other income	3,829	74	3,903	3,286	79	3,365
Total revenues	551,769	18,007	569,776	511,606	18,840	530,446

Cost of sales, product and services	443,650	-	443,650	418,184	-	418,184
Direct lease costs	-	5,763	5,763	-	6,748	6,748
Total cost of revenues	443,650	5,763	449,413	418,184	6,748	424,932

Professional and other fees	2,907	503	3,410	4,443	703	5,146
Salaries and benefits	62,633	4,566	67,199	55,142	5,225	60,367
General and administrative expenses	12,461	970	13,431	10,515	545	11,060
Interest and financing costs	58	1,197	1,255	46	847	893
Operating expenses	78,059	7,236	85,295	70,146	7,320	77,466

Operating income	30,060	5,008	35,068	23,276	4,772	28,048

Other income	-	1,434	1,434	-	-	-

Earnings before provision for income taxes	$30,060	$6,442	$36,502	$23,276	$4,772	$28,048

Depreciation and amortization	$1,975	$5,656	$7,631	$1,244	$6,115	$7,359
Purchases of property, equipment and operating lease equipment	$1,086	$833	$1,919	$3,071	$3,688	$6,759
Total assets	$341,893	$222,553	$564,446	$269,149	$196,152	$465,301

14.	BUSINESS COMBINATIONS

On August 18, 2014, our subsidiary, ePlus Technology, inc., acquired the operating assets and assumed certain liabilities of Granite Business Solutions, Inc. dba Evolve Technology Group (“Evolve”). Evolve is a provider of IT solutions in California, expanding ePlus’ presence in the western United States. Located in Sacramento, CA, Evolve provides information security, collaboration, virtualization and data center solutions to an established customer base of state, local and educational institutions, as well as commercial enterprises.

The total purchase price was $10.5 million, which consists of cash paid, amounts to be paid to Evolve upon collection of certain accounts receivable, and the fair value of contingent consideration. We estimated the fair value of the contingent consideration to be $2.0 million using a probability weighted cash flow methodology. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $3.9 million related to customer relationships with an estimated useful life of 6 years, and other net assets of $0.6 million. We recognized goodwill related to this transaction of $4.6 million, which was assigned to our technology reporting unit. Goodwill associated with the acquisition is deductible for tax purposes.

On November 14, 2013, our subsidiary, ePlus Technology, inc., acquired the assets of AdviStor, Inc., a storage-focused solutions provider located in Pittsford, New York for $2.8 million in cash. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $1.6 million related to customer relationships with an estimated useful life of 6 years, and other net assets of $0.4 million. We recognized goodwill related to this transaction of $0.9 million, which was assigned to our technology reporting unit. Goodwill associated with the acquisition is deductible for tax purposes.

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

We design, implement and provide IT solutions for our customers. We are focused primarily on specialized IT segments including data center infrastructure, networking, security, cloud and collaboration. Our solutions incorporate hardware and software products from multiple leading IT vendors, as well as third party services, maintenance and software assurance on the hardware and software products. As our customers’ IT requirements have grown increasingly complex, we have evolved our offerings by investing in our professional and managed services capabilities and by expanding our relationships with existing key vendors.

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

We focus on middle market and large enterprises, and state and local government and educational institutions (“SLED”). The percentage of total sales of products and services revenue for the twelve months ended September 30, 2014 by customer end market include technology (21%), telecommunications, media and entertainment (18%), financial services (11%), healthcare (9%), and state and local government, and educational institutions (21%).

Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two segments: technology and financing segment.

Financial Summary

During the three months ended September 30, 2014, total revenue increased 9.7% to $297.5 million and operating income increased 38.3% to $20.3 million over the same period for the prior fiscal year. During the six months ended September 30, 2014, total revenue increased 7.4% to $569.8 million and operating income increased 25.0% to $35.1 million as compared to the same period for the prior fiscal year. We believe that our growth outpaced the overall industry due to a gain in market share as we captured additional customer spend, and focused on faster growing segments within the market, such as virtualization, collaboration, and security. In addition, we added new customers as a result of our own organic sales and marketing efforts as well as through increased vendor referrals.

Net earnings for the quarter increased 39.1% to $12.0 million, as compared to the three months ended September 30, 2013 and for the current six months increased 30.3% to $21.4 million, as compared to the six months ended September 30, 2013. Diluted earnings per share increased 53.8% to $1.63, and 40.9% to $2.86 per share for the three and six months ended September 30, 2014, respectively, as compared to $1.06 and $2.03 per share for the three and six months ended September 30, 2013.

Consolidated gross margins were 21.5% for the three months ended September 30, 2014, compared to 19.5% for the three months ended September 30, 2013. Consolidated gross margins were 21.1% for the six months ended September 30, 2014, compared to 19.9% for the same period for the prior fiscal year. Our gross margin for product and services was 19.5% and 19.0% during the three and six months ended September 30, 2014, respectively, compared to 17.8% and 17.7% during the three and six months ended September 30, 2013. The increase in gross margins was due to shifts in our product mix resulting from our continued focus on value added services for our customers, including the sale of third party maintenance agreements on core elements of our customers’ IT environment. Revenues on the sale of third party services, such as software assurances and maintenance, are recognized on a net basis.

Cash and cash equivalents decreased $17.2 million or 21.5% to $62.9 million at September 30, 2014 compared to March 31, 2014. The decrease in our cash and cash equivalents was due, in part, to share repurchases during the six months ended September 30, 2014 and the acquisition of Evolve. Share repurchases included 400,000 shares of our common stock for $19.0 million in connection with the public underwritten secondary offering by certain of our existing shareholders. During the six months ended September 30, 2014, we repurchased 651,019 shares of our common stock for a total purchase price of $32.8 million. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

Segment Overview

Technology Segment

The technology segment sells IT products, software, advance professional and managed services, and third party services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides Internet-based business-to-business supply chain management solutions for information technology products. Our technology segment derives revenue from the sales of new equipment and service engagements. Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with our company, which stipulate the terms and conditions of the relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with state and local governments is based on public bids and our written bid responses.

A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represent approximately 56%, 8%, and 6%, and 52%, 8%, and 6% of sales of product and services, respectively, for the three and six months ended September 30, 2014 as compared to 47%, 11%, and 6%, and 51%, 10%, and 7%, of total revenues, respectively, for the three and six months ended September 30, 2013. Included in the sales of product and services are revenues derived from performing advanced professional and managed services that may be sold together with and integral to third-party products and software. Our advanced professional service engagements are generally governed by statements of work, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials. Our managed services arrangements are for terms of one, two, or three year periods.

We endeavor to minimize the cost of sales in our technology segment through vendor consideration programs provided by vendors and other incentives provided by distributors. The programs we qualify for are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs. Certain of our sales qualify for incentives that are related to specific customers and products that they may purchase.

We currently maintain the following authorization levels with our primary vendors:

Vendor	Vendor Authorization Level

Apple	Apple Authorized Corporate Reseller (National)
Cisco Systems	Cisco Gold DVAR (National)
Master Cloud Builder Specialization
Master Collaboration Specialization
Master Security Specialization
Master UC Specialization
Cloud and Managed Services Master Partner
Cloud Services Reseller
Flexpod Premium Partner
ATP Cisco Enterprise Mobility Services Platform Reseller
ATP Cisco Telepresence Video Master
ATP Telehealth Reseller
ATP Data Virtualization Reseller
ATP Identity Services Engine
ATP Physical Security
Advanced Data Center Storage Networking
Advanced Routing and Switching
Advanced Wireless LAN
Cisco Authorized SP Video Partner
Check Point Software Technologies Ltd.	Platinum Reseller
Citrix Systems, Inc.	Citrix Platinum Partner (National)
Dell	Premier Partner
EMC	EMC Velocity Gold Partner (National)
Hewlett Packard	Platinum - Converged Infrastructure Partner (National)
Gold Storage / Networking / Server / ServiceOne Specialists
Gold Cloud Builder Specialist
QSA - IT Management Ops and Apps
BCS Gold Specialist
Autonomy IM Solutions – Data Protector
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

Our revenues include earnings from certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The earnings from these types of transactions in a particular period may not be indicative of the earnings that can be expected in future periods. These revenues are reflected on our condensed consolidated statements of operations under fee and other income.

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

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.

RESULTS OF OPERATIONS

The Three and Six Months Ended September 30, 2014 Compared to the Three and Six Months Ended September 30, 2013

Technology Segment

The results of operations for our technology segment for the three and six months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2014	2013	Change		2014	2013	Change
Sales of product and services	$286,584	$261,283	$25,301	9.7%	$547,940	$508,320	$39,620	7.8%
Fee and other income	1,782	1,829	(47)	(2.6%)	3,829	3,286	543	16.5%
Total revenues	288,366	263,112	25,254	9.6%	551,769	511,606	40,163	7.9%

Cost of sales, product and services	230,742	214,854	15,888	7.4%	443,650	418,184	25,466	6.1%

Professional and other fees	1,321	1,580	(259)	(16.4%)	2,907	4,443	(1,536)	(34.6%)
Salaries and benefits	31,963	27,244	4,719	17.3%	62,633	55,142	7,491	13.6%
General and administrative	6,703	5,701	1,002	17.6%	12,461	10,515	1,946	18.5%
Interest and financing costs	19	26	(7)	(26.9%)	58	46	12	26.1%
Operating expenses	40,006	34,551	5,455	15.8%	78,059	70,146	7,913	11.3%

Segment earnings	$17,618	$13,707	$3,911	28.5%	$30,060	$23,276	$6,784	29.1%

Total revenues: Total revenues during the three months ended September 30, 2014 were $288.4 million compared to $263.1 million during the three months ended September 30, 2013, an increase of 9.6%, which was due to increases in demand for our products and services. Total revenues increased 7.9% during the six months ended September 30, 2014 to $551.8 million compared to $511.6 million during the six months ended September 30, 2013. The increase in revenues for the current quarter and six month period was primarily from our large and middle market commercial customers.

Total sales of product and services before the adjustment to present third party services on a net basis, or gross revenues, for the three months ended September 30, 2014 were $392.2 million compared to $321.2 million during the three months ended September 30, 2013, an increase of 22.1% or $71.0 million. Total sales of product and services presented on a gross basis increased 14.9% or $93.3 million during the six months ended September 30, 2014 to $717.7 million compared to $624.4 million during the six months ended September 30, 2013.

We experienced year over year increases in the sales of product and services for all the quarters ended from September 30, 2013 through September 30, 2014, as summarized below:

Quarter Ended	Sequential	Year over Year
September 30, 2014	9.7%	9.7%
June 30, 2014	4.8%	5.8%
March 31, 2014	(2.5%)	11.4%
December 31, 2013	(2.1%)	12.1%
September 30, 2013	5.8%	4.4%

We rely on our vendors to fulfill shipments to our customers. As of September 30, 2014, we had open orders of $89.8 million and deferred revenue of $24.2 million. As of September 30, 2013, we had open orders of $65.7 million and deferred revenues of $14.1 million.

Cost of sales, product and services: Our gross margin for product and services was 19.5% and 17.8% during the three months ended September 30, 2014 and 2013, respectively. Our gross margin for product and services was 19.0% and 17.7% during the six months ended September 30, 2014 and 2013, respectively. The increase in our gross margin was impacted by the increase in sales of third party software assurance, maintenance and services, which are presented on a net basis. The change in the amount of vendor incentives earned during the three and six months ended September 30, 2014 resulted in a 0.1% increase in gross margins from the prior year. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Our gross margin on sales of product and services increased sequentially from 18.5% for the three months ended June 30, 2014 to 19.5% for the three months ended September 30, 2014. This increase was due to increases in sales of third party software assurance, maintenance and services, which are presented on a net basis. Also contributing to the gross margin increase was an increase in higher margin service revenues and vendor rebates earned during the three months ended September 30, 2014.

Operating expenses: Operating expenses were $40.0 million for the current quarter or 15.8% higher than the three months ended September 30, 2013. Operating expenses were $78.1 million, or 11.3%, higher than the six months ended September 30, 2013. These increases were due to increases in personnel, commissions, and general and administrative expenses.

Professional and other fees decreased $0.3 million, or 16.4%, to $1.3 million for the three months ended September 30, 2014, compared to $1.6 million during the three months ended September 30, 2013. This decrease was primarily due to a decrease of $0.3 in legal and other fees related to the patent infringement litigation. During the six months ended September 30, 2014, professional and other fees decreased $1.5 million, or 34.6%, to $2.9 million, compared to $4.4 million during the six months ended September 30, 2013. This decrease was primarily due to lower legal and other fees related to the patent infringement litigation, which were $1.3 million lower for the six months ended September 30, 2014 than in the prior year.

Salaries and benefits expense increased $4.7 million, or 17.3%, to $32.0 million during the three months ended September 30, 2014, compared to $27.2 million during the three months ended September 30, 2013, of which 57% was due to variable compensation as a result of the increase in gross profit.  For the six months ended September 30, 2014, salaries and benefits expense increased $7.5 million, or 13.6%, to $62.6 million, compared to $55.1 million during the six months ended September 30, 2013, of which 47% related to increases in variable compensation due to higher gross profit.  The remaining increases were from increases in the number of employees and related benefits. Our technology segment had 928 employees as of September 30, 2014, an increase of 47 from 881 at September 30, 2013. Most of the increase in personnel relates to sales and engineering positions due to both internal growth and the acquisition of Evolve, which added 24 new employees. We continue to invest in sales and engineering talent in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings.
General and administrative expenses increased $1.0 million, or 17.6% during the three months ended September 30, 2014 over the same period for prior year. For the six months ended September 30, 2014, general and administrative expenses increased $1.9 million, or 18.5% over the same period for prior year. This increase was primarily due to increases in office locations and our sales force and engineering team as a result of our continued expansion efforts, which resulted in higher rent and travel expenses, depreciation and amortization expense, and an increase in software license expenses.

Segment earnings: As a result of the foregoing, segment earnings was $17.6 million, an increase of $3.9 million, or 28.5% for the three months ended September 30, 2014, and segment earnings was $30.1 million, an increase of $6.8 million, or 29.1% for the six months ended September 30, 2014 over the same period for the prior year.

Financing Segment

The results of operations for our financing segment for the three and six months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2014	2013	Change		2014	2013	Change
Financing revenue	$9,059	$8,001	$1,058	13.2%	$17,933	$18,761	$(828)	(4.4%)
Fee and other income	47	16	31	193.8%	74	79	(5)	(6.3%)
Total revenues	9,106	8,017	1,089	13.6%	18,007	18,840	(833)	(4.4%)

Direct lease costs	2,806	3,495	(689)	(19.7%)	5,763	6,748	(985)	(14.6%)

Professional and other fees	256	328	(72)	(22.0%)	503	703	(200)	(28.4%)
Salaries and benefits	2,289	2,441	(152)	(6.2%)	4,566	5,225	(659)	(12.6%)
General and administrative	455	358	97	27.1%	970	545	425	78.0%
Interest and financing costs	592	407	185	45.5%	1,197	847	350	41.3%
Operating expenses	3,592	3,534	58	1.6%	7,236	7,320	(84)	(1.1%)

Operating income	2,708	988	1,720	174.1%	5,008	4,772	236	4.9%

Other income	-	-	-	0.0%	1,434	-	1,434	0.0%
Segment earnings	$2,708	$988	$1,720	174.1%	$6,442	$4,772	$1,670	35.0%

Total revenues: Total revenues increased by $1.1 million, or 13.6%, to $9.1 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 predominately due to higher post contract earnings from the sales of off-lease equipment and an increase in customer renewal rents; which were partially offset by lower transactional gains on the sale of financial assets. During the quarters ended September 30, 2014 and 2013, we recognized net gains on sales of financial assets of $0.9 million and $1.2 million, respectively, and the fair value of assets received from these sales were $37.6 million and $34.9 million, respectively. Post contract earnings increased $1.2 million to $3.4 million for the three months ended September 30, 2014 over the prior year period.

For the six months ended September 30, 2014, total revenues decreased by $0.8 million, or 4.4%, to $18.0 million, as compared to the six months ended September 30, 2013 due to lower transactional gains on the sale of financial assets; partially offset by higher post contract earnings due to an increase in customer renewal rents. During the six months ended September 30, 2014 and 2013, we recognized net gains on sales of financial assets of $3.2 million and $5.6 million, respectively, and the fair value of assets obtained from these sales were $93.8 million and $122.4 million, respectively. Post contract earnings increased $1.8 million to $5.5 million for the six months ended September 30, 2014 over the prior year period.

At September 30, 2014, we had $159.4 million of investments in financing receivables and operating leases, compared to $140.5 million as of September 30, 2013, an increase of $18.9 million or 13.4%.

Direct lease costs: Direct lease costs decreased $0.7 million, or 19.7%, to $2.8 million and decreased $1.0 million, or 14.6%, to $5.8 million for the three and six months ended September 30, 2014, respectively, mostly due to decreases in depreciation expense for equipment under operating leases as compared to the same periods for the prior year.

Operating expenses: For the three months ended September 30, 2014, operating expenses increased $0.1 million, or 1.6%. For the six months ended September 30, 2014, operating expenses decreased $0.1 million, or 1.1%. Salaries and benefits decreased $0.7 million, or 12.6% to $4.6 million due to a decrease in personnel within this segment. General and administrative expenses increased $0.4 million, due primarily to an increase in our reserve for credit losses. Interest and financing costs increased $0.2 million and $0.4 million, respectively, for the three month and six months over prior year periods due to an increase in total notes payable to $68.1 million as of September 30, 2014, an increase of $24.5 million or 56.0% compared to $43.7 million as of September 30, 2013. Our weighted average interest rate for non-recourse notes payable was 3.31% and 3.82%, as of September 30, 2014 and September 30, 2013, respectively.

Other income: In April 2014, we entered into an arrangement to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million, which is presented within other income in our unaudited condensed consolidated statement of operations.  There was no other income recognized in the three months ended September 30, 2014, or in the prior year.

Segment earnings: As a result of the foregoing, earnings increased $1.7 million for both the three and six months ended September 30, 2014, respectively, over the prior year periods.

Consolidated

Income taxes: Our provision for income tax expense was $8.4 million and $15.1 million for the three and six months ended September 30, 2014 as compared to $6.1 million and $11.6 million for the same periods last year. Our effective income tax rates for the three and six months ended September 30, 2014 was 41.2% and 41.3%, as compared to 41.5% and 41.4% for the three and six months ended September 30, 2013.

Net earnings: The foregoing resulted in net earnings of $12.0 million for the three months ended September 30, 2014, an increase of 39.1%, as compared to $8.6 million during the three months ended September 30, 2013. For the six months ended September 30, 2014, net earnings was $21.4 million, an increase of 30.3%, as compared to $16.4 million for the six months ended September 30, 2013.

Basic and fully diluted earnings per common share were $1.63 for the three months ended September 30, 2014, as compared to $1.07 and $1.06, respectively, for the three months ended September 30, 2013. Basic and fully diluted earnings per common share were $2.88 and $2.86, respectively, for the six months ended September 30, 2014, as compared to $2.05 and $2.03, respectively, for the six months ended September 30, 2013.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2014 were 7.3 million. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2013 were 8.0 million.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2014 were 7.4 million and 7.5 million, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2013 were 7.9 million and 8.0 million, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance, or GECDF, with an aggregate credit limit of $225 million. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at September 30, 2014 or March 31, 2014, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

We experience fluctuations in certain working capital accounts, which are primarily due to changes in the timing of purchases of equipment by our customers throughout the comparative periods. Our accounts receivable—trade decreased by $5.5 million, and inventories-net increased $8.2 million from March 31, 2014. We also experienced a decrease in accounts payable—trade of $28.8 million, which was offset by an increase in accounts payable—floor plan of $27.2 million. Our accounts payable—floor plan consists of purchases through the GECDF credit facility, which are generally paid within 30-60 days from the invoice date. We experience fluctuations in accounts payable—equipment due to timing of purchases of assets that will be leased or financed for our customers and accounts payable – equipment increased $15.0 million from March 31, 2014.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(10,995)	$5,561
Net cash used in investing activities	(22,182)	(25,333)
Net cash provided by financing activities	15,948	20,748
Effect of exchange rate changes on cash	(9)	-
Net (decrease) increase in cash and cash equivalents	$(17,238)	$976

Net cash used in operating activities. Cash used in operating activities totaled $11.0 million during the six months ended September 30, 2014. Net earnings adjusted for the impact of non-cash items was $19.6 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $30.6 million, primarily due to cash used for accounts payable—trade of $29.3 million, cash used for inventories and financing receivables, partially offset by changes in accounts receivable-trade, salaries and commissions payable, and deferred costs and other assets.

Cash provided by operating activities totaled $5.6 million during the six months ended September 30, 2013. Net earnings adjusted for the impact of non-cash items was $15.4 million.  Net changes in assets and liabilities resulted in a decrease of $9.8 million due to decreases in accounts receivable—trade of $12.9 million, offset by increases in accounts receivable—other of $4.1 million, inventories of $5.0 million and investment in direct financing and sales-type leases—net of $7.6 million, and decreases in salaries and commission payable, accrued expenses and other liabilities and deferred revenue of $8.4 million.

Net cash used in investing activities. Cash used in investing activities was $22.2 million during the six months ended September 30, 2014. Cash used in investing activities during the six months ended September 30, 2014 was primarily driven by an issuance of financing receivables of $51.2 million, purchase of assets to be leased and property and equipment of $11.9 million, and cash used in acquisitions of $7.8 million, which was partially offset by cash proceeds from the sale of financing receivable of $12.3 million, the repayment of financing receivables of $28.1 million, and proceeds from sale of property, equipment and operating lease assets of $5.8 million.

Cash used in investing activities was $25.3 million during the six months ended September 30, 2013, which was primarily driven by issuance of notes receivable (net of issuance, proceeds from the sale on notes, and repayments) of $14.4 million, purchase of assets to be leased of $7.0 million, and purchases of property, equipment and operating lease equipment of $6.8 million.

Net cash provided by (used in) financing activities. Cash provided by financing activities of $15.9 million during the six months ended September 30, 2014 was due to net borrowings on the floor plan facility of $20.7 million and net borrowings of non-recourse and recourse notes payable of $29.3 million, partially offset by the repurchase of common stock of $34.8 million. In the prior year, cash provided by financing activities was $20.7 million during the six month period, which was due to net borrowings on the floor plan facility of $14.0 million and net borrowings of non-recourse and recourse notes payable of $11.6 million, partially offset by the purchase of treasury stock of $5.9 million.

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

The non-GAAP financial measure for our cash flows from operating activities is as follows (in thousands):

	Six Months Ended September 30,
	2014	2013
GAAP: net cash (used in) provided by operating activities	$(10,995)	$5,561
Principal payments from customers directly to lenders	7,009	9,084
Non-GAAP: adjusted net cash provided by operating activities	$(3,986)	$14,645

The non-GAAP financial measure for our cash flows from investing activities is as follows (in thousands):

	Six Months Ended September 30,
	2014	2013
GAAP: net cash used in investing activities	$(22,182)	$(25,333)
Principal payments from customers directly to lenders	12,162	631
Non-GAAP: adjusted net cash (used in) investing activities	$(10,020)	$(24,702)

The non-GAAP financial measure for our cash flows from financing activities is as follows (in thousands):

	Six Months Ended September 30,
	2014	2013
GAAP: net cash provided by financing activities	$15,948	$20,748
Principal payments from customers directly to lenders	(19,171)	(9,715)
Non-GAAP: adjusted net cash (used in) provided by financing activities	$(3,223)	$11,033

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

The financing necessary to support our lease and financing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained mostly non-recourse borrowings from banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At September 30, 2014, our non-recourse notes payable decreased 0.1% to $65.3 million, as compared to $65.3 million at March 31, 2014. Recourse notes payable decreased 19.8% to $2.9 million as of September 30, 2014 compared to $3.6 million as of March 31, 2014.

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

Credit Facility — ePlus Technology, inc.

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables, and inventory. As of September 30, 2014, the facility had an aggregate limit of the two components of $225.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2014.  Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2014	Balance as of September 30, 2014	Maximum Credit Limit at March 31,2014	Balance as of March 31, 2014
$225,000	$120,631	$175,000	$93,416

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at September 30, 2014 or March 31, 2014, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

First Virginia Community Bank provides us with a $0.5 million credit facility, which will mature on October 26, 2015. The credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of September 30, 2014, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of September 30, 2014, we were not involved in any unconsolidated special purpose entity transactions.

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

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Changes in interest rates may affect our ability to fund or transfer our financing arrangements if the rate rises above the fixed rate of the instrument. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of September 30, 2014, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the trial court”) in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson filed an appeal. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the finding that the patent claims were not invalid and upheld, in part, the finding of infringement. The Appeals Court remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction. Consistent with the Appeals Court’s decision, on June 11, 2013, the trial court issued an order modifying the injunction so that it would continue in full effect with respect to those configurations of Lawson’s electronic procurement systems that the Appeals Court affirmed were infringing.

On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence, that Lawson was in contempt of the trial court’s May 23, 2011, injunction, entering judgment in our favor in the amount of $18.2 million, and ordering that Lawson pay to the court a daily coercive fine.  Lawson filed an appeal and posted a bond, and collection of the judgment and the imposition of the coercive fine were stayed pending the appeal.

Patent litigation is extremely complex and issues regarding a patent’s validity can arise even subsequent to a patent’s issuance and a court’s enforcement thereof.  On April 3, 2014, the United States Patent and Trademark Office issued a notice canceling the patent at issue in the Lawson litigation.  On July 25, 2014, the Appeals Court issued an Opinion vacating the injunction and contempt order. We have filed a Petition for Rehearing, and are awaiting the court’s response.

Court calendars and rulings are inherently unpredictable, and we cannot predict when any litigation will be resolved, or the outcome thereof.

Other Matters

We may become party to various legal proceedings arising in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. Although we do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our 2014 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2014.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2014 through April 30, 2014	414,013	$47.78	414,013	200,572	(2)
May 1, 2014 through May 31, 2014	115,230	$53.54	115,230	85,342	(3)
June 1, 2014 through June 15, 2014	22,830	$55.69	22,830	62,512	(4)
June 16, 2014 through June 30, 2014	35,158	$57.69	-	500,000	(5)
July 1, 2014 through July 31, 2014	25,740	$55.67	25,740	474,260	(6)
August 1, 2014 through August 31, 2014	15,377	$54.74	15,377	458,883	(7)
September 1, 2014 through September 30, 2014	57,829	$56.34	57,829	401,054	(8)

The timing and expiration date of the current stock repurchase authorizations are included in Note 9, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

(1)	All shares acquired were in open-market purchases, except for 35,158 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)	The share purchase authorization in place for the month ended April 30, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of April 30, 2014, the remaining authorized shares to be purchased were 200,572.
(3)	The share purchase authorization in place for the month ended May 31, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of May 31, 2014, the remaining authorized shares to be purchased were 85,342.
(4)	The share purchase authorization in place through June 15, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of June 15, 2014, the remaining authorized shares to be purchased were 62,512.
(5)	On June 12, 2014, the board of directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock over a 12-month period commencing June 16, 2014. As of June 30, 2014, the remaining authorized shares to be purchased were 500,000.
(6)	The share purchase authorization in place for the month ended July 31, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2014, the remaining authorized shares to be purchased were 474,260.
(7)	The share purchase authorization in place for the month ended August 31, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2014, the remaining authorized shares to be purchased were 458,883.
(8)	The share purchase authorization in place for the month ended September 30, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2014, the remaining authorized shares to be purchased were 401,054.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment No. 1 to Amended and Restated Agreement for Wholesale Financing, dated July 31, 2014, between ePlus Technology, inc. and GE Commercial Distribution Finance Corporation.

10.2	Amendment No. 1 to Amended and Restated Agreement for Business Financing, dated July 31, 2014, between ePlus Technology, inc. and GE Commercial Distribution Finance Corporation.

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 5, 2014	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2014	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)