Form 10-Q
period 2014-12-31
EPLUS INC
filed 2015-02-06
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of January 30, 2015 was 7,390,329

ePlus inc. AND SUBSIDIARIES

Part I. Financial Information:

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “hope,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•	we offer a comprehensive set of solutions— integrating information technology (IT) product sales, third-party software assurance and maintenance, advanced professional and managed services, proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:
•	managing a diverse product set of solutions in highly competitive markets with a small number of key vendors;
•	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
•	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
•	continuing to enhance our proprietary software and update our technology infrastructure to remain competitive in the marketplace;
•	reliance on third parties to perform some of our service obligations;
•	our dependence on key personnel, and our ability to hire and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
•	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents, and, when appropriate, license required technology;
•	our professional and liability insurance policies coverage may be insufficient to cover a claim;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	the possibility of goodwill impairment charges in the future;
•	uncertainty and volatility in the global economy and financial markets;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	our ability to secure our and our customers’ electronic and other confidential information;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions or the effect of those changes on our common stock or its holders;
•	future growth rates in our core businesses;
•	our ability to realize our investment in leased equipment;
•	significant adverse changes in, reductions in, or losses of relationships with several of our larger customers or vendors;
•	our ability to successfully integrate acquired businesses;
•	reduction of vendor incentives provided to us;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and other regulations;

•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans; and
•	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

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

Item 1.  Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)	As of December 31, 2014	As of March 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$51,522	$80,179
Accounts receivable—trade, net	247,040	211,314
Accounts receivable—other, net	25,612	31,902
Inventories—net	23,600	22,629
Financing receivables—net, current	70,450	57,749
Deferred costs	17,037	10,819
Deferred tax assets	3,189	3,742
Other current assets	7,705	6,925
Total current assets	446,155	425,259

Financing receivables and operating leases—net	94,676	85,990
Property, equipment and other assets	9,047	8,013
Goodwill and other intangible assets	41,487	34,583
TOTAL ASSETS	$591,365	$553,845

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable—equipment	$18,796	$6,772
Accounts payable—trade	47,036	61,940
Accounts payable—floor plan	110,625	93,416
Salaries and commissions payable	15,167	12,401
Deferred revenue	28,656	21,840
Recourse notes payable - current	850	1,460
Non-recourse notes payable - current	44,290	30,907
Other current liabilities	20,421	15,382
Total current liabilities	285,841	244,118

Recourse notes payable - long term	2,926	2,100
Non-recourse notes payable - long term	24,434	34,421
Deferred tax liability - long term	4,444	5,001
Other liabilities	3,521	1,822
TOTAL LIABILITIES	321,166	287,462

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,114 issued and 7,398 outstanding at December 31, 2014 and 13,026 issued and 8,036 outstanding at March 31, 2014	131	130
Additional paid-in capital	110,086	105,924
Treasury stock, at cost, 5,716 and 4,990 shares, respectively	(117,574)	(80,494)
Retained earnings	277,567	240,637
Accumulated other comprehensive income—foreign currency translation adjustment	(11)	186
Total Stockholders' Equity	270,199	266,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$591,365	$553,845

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(amounts in thousands, except per share data)

Sales of product and services	$295,679	$255,747	$843,619	$764,067
Financing revenue	8,406	9,228	26,339	27,989
Fee and other income	2,156	2,207	6,059	5,572
TOTAL REVENUES	306,241	267,182	876,017	797,628

Cost of sales, product and services	238,202	207,378	681,852	625,562
Direct lease costs	2,601	3,055	8,364	9,803
Cost of revenues	240,803	210,433	690,216	635,365

Professional and other fees	1,436	2,008	4,846	7,154
Salaries and benefits	35,632	30,795	102,831	91,162
General and administrative expenses	7,233	5,397	20,664	16,457
Interest and financing costs	575	496	1,830	1,389
Operating expenses	44,876	38,696	130,171	116,162

OPERATING INCOME	20,562	18,053	55,630	46,101

Other income	6,169	-	7,603	-

EARNINGS BEFORE PROVISION FOR INCOME TAXES	26,731	18,053	63,233	46,101

PROVISION FOR INCOME TAXES	11,230	7,443	26,303	19,050

NET EARNINGS	$15,501	$10,610	$36,930	$27,051

NET EARNINGS PER COMMON SHARE—BASIC	$2.14	$1.33	$5.02	$3.37
NET EARNINGS PER COMMON SHARE—DILUTED	$2.13	$1.32	$4.97	$3.34

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	7,230	7,950	7,351	7,947
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	7,279	7,982	7,413	8,013

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(amounts in thousands)

NET EARNINGS	$15,501	$10,610	$36,930	$27,051

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(153)	(84)	(197)	(121)
Other comprehensive income (loss)	(153)	(84)	(197)	(121)

TOTAL COMPREHENSIVE INCOME	$15,348	$10,526	$36,733	$26,930

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2014	2013
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$36,930	$27,051

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	11,441	11,801
Provision for credit losses, inventory obsolescence and sales returns	275	250
Share-based compensation expense	3,428	2,965
Excess tax benefit from share-based compensation	(734)	(1,366)
Deferred taxes	(59)	(278)
Payments from lessees directly to lenders—operating leases	(6,011)	(5,857)
Gain on disposal of property, equipment and operating lease equipment	(2,438)	(1,550)
Gain on sale of financing receivables	(4,640)	(5,707)
Gain on retirement of a liability	(1,434)	-
Other	105	70
Changes in:
Accounts receivable—trade	(27,378)	(39,585)
Accounts receivable—other	4,492	(3,599)
Inventories	(314)	(9,182)
Financing receivables	(14,927)	(20,124)
Deferred costs, other intangible assets and other assets	(6,309)	(410)
Accounts payable—equipment	(578)	2,453
Accounts payable—trade	(15,451)	10,816
Salaries and commissions payable, deferred revenue and other liabilities	13,672	5,486
Net cash used in operating activities	$(9,930)	$(26,766)

Cash Flows From Investing Activities:
Maturities of short-term investments	$-	$982
Maturities of supplemental benefit plan investments	2,544	-
Proceeds from sale of property, equipment and operating lease equipment	7,401	3,280
Purchases of property, equipment and operating lease equipment	(7,571)	(7,938)
Purchases of assets to be leased or financed	(7,628)	(8,278)
Issuance of financing receivables	(93,205)	(68,033)
Repayments of financing receivables	50,577	33,497
Proceeds from sale of financing receivables	24,216	28,270
Premiums paid on life insurance	(47)	(163)
Cash used in acquisitions, net of cash acquired	(7,992)	(2,845)
Net cash used in investing activities	$(31,705)	$(21,228)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Nine Months Ended December 31,
	2014	2013
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$40,329	$29,020
Repayments of non-recourse and recourse notes payable	(1,580)	(2,247)
Repurchase of common stock	(37,080)	(10,308)
Dividends paid	(90)	(107)
Proceeds from issuance of capital stock through option exercise	-	559
Payments of contingent consideration	-	(1,027)
Excess tax benefit from share-based compensation	734	1,366
Net borrowings on floor plan facility	10,689	18,510
Net cash provided by financing activities	13,002	35,766

Effect of exchange rate changes on cash	(24)	6

Net Decrease in Cash and Cash Equivalents	(28,657)	(12,222)

Cash and Cash Equivalents, Beginning of Period	80,179	52,720

Cash and Cash Equivalents, End of Period	$51,522	$40,498

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$201	$100
Cash paid for income taxes	$26,233	$16,769

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property and equipment included in accounts payable	$243	$75
Purchase of operating lease equipment included in accounts payable	$93	$308
Purchase of assets to be leased or financed included in accounts payable	$15,633	$3,997
Proceeds from sales of operating lease equipment included in accounts receivable	$297	$10
Repayments of non-recourse and recourse notes payable	$26,469	$15,147
Vesting of share-based compensation	$6,439	$7,804
Origination and concurrent sale of financing receivables	$79,663	$102,131
Contingent consideration	$1,980	$-

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
	(amounts in thousands)

Balance, April 1, 2014	8,036	$130	$105,924	$(80,494)	$240,637	$186	$266,383

Excess tax benefit of share-based compensation	-	-	734	-	-	-	734
Issuance of restricted stock awards	88	1	-	-	-	-	1
Share-based compensation	-	-	3,428	-	-	-	3,428
Repurchase of common stock	(726)	-	-	(37,080)	-	-	(37,080)
Net earnings	-	-	-	-	36,930	-	36,930
Foreign currency translation adjustment	-	-	-	-	-	(197)	(197)
Balance, December 31, 2014	7,398	$131	$110,086	$(117,574)	$277,567	$(11)	$270,199

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” or “ePlus.” The unaudited condensed consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three and nine months ended December 31, 2014 and 2013 were prepared by us, without audited, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three and nine months ended December 31, 2014 and 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2015 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2014 (“2014 Annual Report”), which should be read in conjunction with these interim financial statements.

SUBSEQUENT EVENTS — Management has evaluated subsequent events after the balance sheet date through the date our financial statements are issued.

USE OF ESTIMATES — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for items such as revenue recognition, residual values, vendor incentives, lease classification, goodwill and intangibles, reserves for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and liabilities and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

The notes to the consolidated financial statements contained in the 2014 Annual Report include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the nine months ended December 31, 2014.

CONCENTRATIONS OF RISK —A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represented approximately 45%, 7% and 8%, and 50%, 8% and 7%, respectively, of our technology segment sales of product and services for the three and nine months ended December 31, 2014, as compared to 46%, 10%, and 11%, and 49%, 10%, and 9% respectively, of our technology segment sales of product and services for the three and nine months ended December 31, 2013. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, the Financial Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will supersede all current US GAAP on this topic. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. The effective date for ASU 2014-09 for us is for fiscal year beginning April 1, 2017. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact it will have on our financial statements and disclosures and have not yet selected our planned transition approach.

2.	FINANCING RECEIVABLES AND OPERATING LEASES

Our financing receivables and operating leases consist of assets that we financed for our customers, which we manage as a portfolio of investments. Equipment financed for our customers are accounted for as investments in direct financing, sales-type or operating leases in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases. We also finance third-party software, maintenance, and services for our customers, which are classified as notes receivables. Our notes receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased products.

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

December 31, 2014	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$66,190	$83,047	$149,237
Estimated unguaranteed residual value (1)	-	8,435	8,435
Initial direct costs, net of amortization (2)	433	547	980
Unearned income	-	(6,001)	(6,001)
Reserve for credit losses (3)	(3,608)	(1,032)	(4,640)
Total, net	$63,015	$84,996	$148,011
Reported as:
Current	$29,674	$40,776	$70,450
Long-term	33,341	44,220	77,561
Total, net	$63,015	$84,996	$148,011

(1)	Includes estimated unguaranteed residual values of $3,728 thousand for direct financing leases, which have been sold and accounted for as sales under ASC Topic 860, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $606 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

March 31, 2014	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$43,707	$81,551	$125,258
Estimated unguaranteed residual value (1)	-	8,275	8,275
Initial direct costs, net of amortization (2)	354	537	891
Unearned income	-	(6,285)	(6,285)
Reserve for credit losses (3)	(3,364)	(1,024)	(4,388)
Total, net	$40,697	$83,054	$123,751
Reported as:
Current	$22,109	$35,640	$57,749
Long-term	18,588	47,414	66,002
Total, net	$40,697	$83,054	$123,751

(1)	Includes estimated unguaranteed residual values of $3,034 thousand for direct financing leases which have been sold and accounted for as sales under ASC Topic 860, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $525 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net primarily represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	December 31, 2014	March 31, 2014
Cost of equipment under operating leases	$34,455	$40,513
Accumulated depreciation	(17,340)	(20,525)
Investment in operating lease equipment—net (1)	$17,115	$19,988

(1)	These totals include estimated unguaranteed residual values of $4,189 thousand and $5,610 thousand as of December 31, 2014 and March 31, 2014, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating leases, which are accounted for as sales or secured borrowings in accordance with ASC Topic 860, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of December 31, 2014 and March 31, 2014, we had financing receivables and operating leases of $81.2 million and $72.3 million, respectively, which were collateral for non-recourse notes payable. See Note 6, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which is presented within financing revenues in the unaudited condensed consolidated statement of operations. During the three months ended December 31, 2014 and 2013, we recognized net gains of $1.5 million and $2.3 million, respectively. The fair value of assets received from these sales was $44.8 million and $45.7 million for the three months ended December 31, 2014 and 2013, respectively. During the nine months ended December 31, 2014 and 2013, we recognized net gains of $4.6 million and $7.9 million, respectively. The fair value of assets received from these sales was $138.6 million and $168.1 million for the nine months ended December 31, 2014 and 2013, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	December 31, 2014			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$42,784	$(8,673)	$34,111	$38,243	$(8,673)	$29,570
Customer relationships & other intangibles	12,013	(5,994)	6,019	8,013	(4,671)	3,342
Capitalized software development	2,693	(1,336)	1,357	2,616	(945)	1,671
Total	$57,490	$(16,003)	$41,487	$48,872	$(14,289)	$34,583

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 6 years.

During the third quarter of fiscal 2015, we performed our annual impairment test of goodwill and concluded that the fair value of our Technology and Software Document Management reporting units were in excess of their respective book values. As part of our annual assessment, we elected to bypass the qualitative assessment and estimated the fair values of our reporting units using the market approach and the income approach. The market approach measures the value of an entity through an analysis of recent sales or by comparison to comparable companies. The income approach measures the value of reporting units by discounting expected future cash flows.

Under the market approach, we used the public company market multiple method and similar transactions method. Under the guideline public company method, we analyzed companies that were in the same industry, performed the same or similar services, had similar operations, and are considered competitors. Multiples that related to some level of earnings or revenue were considered most appropriate for the industry in which we operate. The multiples selected were based on our analysis of the guideline companies’ profitability ratios and return to investors. We compared our reporting units’ size and ranking against the guideline companies, taking into consideration risk, profitability and growth along with guideline medians and averages. We then selected pricing multiples, adjusted appropriately for size and risk, to apply to our reporting units’ financial data.

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

The fair value of our Technology and Software Document Management reporting units substantially exceeded their respective carrying values as of October 1, 2014, and our conclusions regarding the recoverability of goodwill would not have been impacted by a 10% change in their fair values.

All of our goodwill as of December 31, 2014 and March 31, 2014 related to our technology segment. The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

Reporting Unit	December 31, 2014	March 31, 2014
Technology	$33,022	$28,481
Software Document Management	1,089	1,089

OTHER INTANGIBLE ASSETS

Total amortization expense for other intangible assets was $0.7 million and $0.4 million for the three months ended December 31, 2014 and 2013, respectively, and $1.7 million and $1.1 million for the nine months ended December 31, 2014 and 2013, respectively.

4.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2014	$1,364	$3,364	$1,024	$5,752
Provision for credit losses	69	244	39	352
Write-offs and other	(228)	-	(31)	(259)
Balance December 31, 2014	$1,205	$3,608	$1,032	$5,845

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2013	$1,147	$3,137	$845	$5,129
Provision for credit losses	44	(57)	140	127
Write-offs and other	(17)	-	-	(17)
Balance December 31, 2013	$1,174	$3,080	$985	$5,239

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	December 31, 2014		March 31, 2014
	Notes Receivable	Lease-Related Receivables	Notes Receivable	Lease-Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$454	$848	$265	$852
Ending balance: individually evaluated for impairment	3,154	184	3,099	172
Ending balance	$3,608	$1,032	$3,364	$1,024

Minimum payments:
Ending balance: collectively evaluated for impairment	$62,729	$82,844	$39,869	$81,114
Ending balance: individually evaluated for impairment	3,461	203	3,838	437
Ending balance	$66,190	$83,047	$43,707	$81,551

The net credit exposure for the notes receivable and lease related receivables evaluated individually for impairment as of December 31, 2014 was $3.6 million. As of December 31, 2014, we had $3.2 million of notes and lease-related receivables from one customer that filed for bankruptcy in May 2012 and total reserves for credit losses of $3.2 million, which represents our estimated probable loss. As of March 31, 2014, we had $3.4 million of notes and lease related receivables from this customer and total reserves for credit losses of $3.1 million.

As of December 31, 2014, the age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due, disaggregated based on our internally assigned credit quality ratings (“CQR”), were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2014

High CQR	$215	$88	$129	$432	$215	$52,339	$52,986	$(2,751)	$(17,938)	$32,297
Average CQR	54	14	57	125	65	29,668	29,858	(2,207)	(14,792)	12,859
Low CQR	-	-	-	-	-	203	203	(19)	-	184
Total	269	102	186	557	280	82,210	83,047	(4,977)	(32,730)	45,340

March 31, 2014

High CQR	$194	$35	$106	$335	$502	$42,159	$42,996	$(1,890)	$(17,406)	$23,700
Average CQR	33	57	18	108	86	37,924	38,118	(3,401)	(20,709)	14,008
Low CQR	-	-	61	61	-	376	437	(55)	-	382
Total	227	92	185	504	588	80,459	81,551	(5,346)	(38,115)	38,090

As of December 31, 2014, the age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2014

High CQR	$865	$-	$156	$1,021	$3,135	$43,852	$48,008	$(27,024)	$20,984
Average CQR	21	-	-	21	81	14,619	14,721	(8,885)	5,836
Low CQR	-	-	707	707	-	2,754	3,461	-	3,461
Total	886	-	863	1,749	3,216	61,225	66,190	(35,909)	30,281

March 31, 2014

High CQR	$-	$205	$148	$353	$2,317	$30,249	$32,919	$(19,641)	$13,278
Average CQR	-	-	-	-	-	6,950	6,950	(3,491)	3,459
Low CQR	-	-	791	791	-	3,047	3,838	-	3,838
Total	-	205	939	1,144	2,317	40,246	43,707	(23,132)	20,575

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 25% for customers with average CQR, and between 25% - 100% for customers with low CQR, which includes customers in bankruptcy.

5.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	December 31, 2014	March 31, 2014
Other current assets:
Deposits & funds held in escrow	$4,717	$995
Prepaid assets	2,896	2,865
Supplemental benefit plan investments	-	2,544
Other	92	521
Total other current assets	$7,705	$6,925

Other assets:
Deferred costs	$2,017	$1,591
Property and equipment, net	5,834	4,293
Other	1,196	2,129
Other assets - long term	$9,047	$8,013

	December 31, 2014	March 31, 2014
Other current liabilities
Accrued expenses	$9,020	$5,322
Deferred compensation	222	2,544
Other	11,179	7,516
Total other current liabilities	$20,421	$15,382

Other liabilities
Deferred revenue	$2,561	$1,822
Other	960	-
Total other liabilities - long term	$3,521	$1,822

6.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	December 31, 2014	March 31, 2014

Recourse notes payable with interest rates ranging from 2.24% and 4.1% at December 31, 2014 and 2.24% and 4.84% at March 31, 2014.
Current	$850	$1,460
Long-term	2,926	2,100
Total recourse notes payable	$3,776	$3,560

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.00% to 10.00% at December 31, 2014 and ranging from 2.00% to 11.24% as of March 31, 2014.

Current	$44,290	$30,907
Long-term	24,434	34,421
Total non-recourse notes payable	$68,724	$65,328

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable.  The weighted average interest rate for our non-recourse notes payable was 3.35% and 3.46%, as of December 31, 2014 and March 31, 2014, respectively. The weighted average interest rate for our recourse notes payable was 3.22% and 3.85%, as of December 31, 2014 and March 31, 2014, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

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

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $110.6 million and $93.4 million as of December 31, 2014 and March 31, 2014, respectively. Under the accounts receivable component, we had no outstanding balances as of December 31, 2014 and March 31, 2014.

As of March 31, 2014, the facility agreement had an aggregate limit of the two components of $175.0 million, and the accounts receivable component had a sub-limit of $30.0 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent. On July 31, 2014, ePlus Technology, inc. amended its credit facility with GECDF, which included an increase to the aggregate credit limit. As of December 31, 2014, the facility agreement had an aggregate limit of the two components of $225.0 million, and the accounts receivable component had a sub-limit of $30.0 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2014. In addition, the facility limits the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

We have an agreement with First Virginia Community Bank to provide us with a $0.5 million credit facility, which matures on October 26, 2015. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of December 31, 2014 and March 31, 2014, we had no outstanding balance on this credit facility.

Fair Value

As of December 31, 2014, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

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

We filed a claim in a class action suit in the United States District Court for the Northern District of California.  The suit alleged that ten groups of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers. On August 6, 2014, the Claims Administrator issued to us a Notice of Claim Final Determination. On October 20, 2014, the court issued an order directing that approved claims be paid, and on October 31, 2014, we received payment in the amount of $6.2 million, which is presented within other income in our unaudited condensed consolidated statement of operations.

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

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Unvested shares of restricted stock awards (“RSAs”), which contain non-forfeitable rights to dividends, whether paid or unpaid are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. We no longer grant RSAs that contain non-forfeitable rights to dividends and as of December 31, 2014, we no longer have any unvested shares of RSAs with non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2014 and December 31, 2013 (in thousands, except per share data).

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Basic and diluted common shares outstanding
Weighted average common shares outstanding — basic	7,230	7,950	7,351	7,947
Effect of dilutive shares	49	32	62	66
Weighted average shares common outstanding — diluted	7,279	7,982	7,413	8,013

Calculation of earnings per common share - basic
Net earnings	$15,501	$10,610	$36,930	$27,051
Net earnings attributable to participating securities	-	60	63	261
Net earnings attributable to common shareholders	$15,501	$10,550	$36,867	$26,790

Earnings per common share - basic	$2.14	$1.33	$5.02	$3.37

Calculation of earnings per common share - diluted
Net earnings attributable to common shareholders— basic	$15,501	$10,550	$36,867	$26,790
Add: undistributed earnings attributable to participating securities	-	-	1	2
Net earnings attributable to common shareholders— diluted	$15,501	$10,550	$36,868	$26,792

Earnings per common share - diluted	$2.13	$1.32	$4.97	$3.34

9.	STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2014, we repurchased 690,922 shares of our outstanding common stock at an average cost of $50.73 per share for a total purchase price of $35.1 million under the share repurchase plans. We also purchased 35,158 shares of common stock at a value of $2.0 million to satisfy tax withholding obligations to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2013, we repurchased 145,508 shares of our outstanding common stock under a share repurchase plan at the average cost of $53.62 per share for a total purchase price of $7.8 million. We purchased 42,073 shares of common stock at a value of $2.5 million to satisfy tax withholding obligations to the vesting of employees’ restricted stock.

10.	SHARE-BASED COMPENSATION

Share-Based Plans

As of December 31, 2014 and March 31, 2014, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”) and (3) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). All the share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the 2008 Director LTIP, the 2008 Employee LTIP, and the 2012 Employee LTIP discussed above, refer to our 2014 Annual Report.

Stock Option Activity
As of December 31, 2014 and 2013, there were no outstanding shares of stock options, and during the nine months ended December 31, 2014 and there were no options granted or exercised. During the nine months ended December 31, 2013 there were no options granted and 40,000 options exercised.

Restricted Stock Activity

For the nine months ended December 31, 2014, we granted 10,058 restricted shares under the 2008 Director LTIP, and 78,165 restricted shares under the 2012 Employee LTIP. For the nine months ended December 31, 2013, we granted 9,244 restricted shares under the 2008 Director LTIP, and 77,115 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2014	200,120	$41.11
Granted	88,223	$57.11
Vested	(111,860)	$35.63
Nonvested December 31, 2014	176,483	$52.70

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2008 Employee LTIP and 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, which is based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended December 31, 2014 and 2013, we recognized $1.2 million and $1.0 million, respectively, of total share-based compensation expense. During the nine months ended December 31, 2014 and 2013, we recognized $3.4 million and $3.0 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $6.7 million as of December 31,2014, which will be fully recognized over the next thirty months.

We also provide our employees with a contributory 401(k) plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For the three months ended December 31, 2014 and 2013, our estimated contribution expense for the plan was $0.4 million and $0.3 million, respectively.  For the nine months ended December 31, 2014 and 2013, our estimated contribution expense was $1.0 million and $0.8 million, respectively.

11.	INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of December 31, 2014, our gross liability related to uncertain tax positions was $149 thousand. At December 31, 2014, if the unrecognized tax benefits of $149 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $195 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We recorded interest expense of $1 thousand and $3 thousand for the three and nine months ended December 31, 2014, and $4 thousand and $13 thousand for the three and nine months ended December 31, 2013. We did not recognize any additional penalties. We had $68 thousand and $210 thousand accrued for the payment of interest at December 31, 2014 and 2013, respectively.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2014 and March 31, 2014 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2014:
Assets:

Money market funds	$18,768	$18,768	$-	$-	$-

Liabilities:

Contingent consideration	$2,120	$-	$-	$2,120	$(140)

March 31, 2014:
Assets:

Money market funds	$54,267	$54,267	$-	$-	$-

We reassess the fair value of contingent consideration on a quarterly basis using a Monte Carlo simulation model.

13.	SEGMENT REPORTING

Our operations are conducted through two segments. Our technology segment includes sales of information technology products, third-party software, third-party maintenance, advanced professional and managed services and our proprietary software to commercial enterprises, state and local governments, and government contractors. Our financing segment consists of the financing of IT equipment, software and related services to commercial enterprises, state and local governments, and government contractors. Our reportable segment information was as follows (in thousands):

	Three Months Ended
	December 31, 2014			December 31, 2013
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$295,679	$-	$295,679	$255,747	$-	$255,747
Financing revenue	-	8,406	8,406	-	9,228	9,228
Fee and other income	2,140	16	2,156	2,193	14	2,207
Total revenues	297,819	8,422	306,241	257,940	9,242	267,182

Cost of sales, product and services	238,202	-	238,202	207,378	-	207,378
Direct lease costs	-	2,601	2,601	-	3,055	3,055
Total cost of revenues	238,202	2,601	240,803	207,378	3,055	210,433

Professional and other fees	1,158	278	1,436	1,770	238	2,008
Salaries and benefits	33,507	2,125	35,632	28,460	2,335	30,795
General and administrative expenses	6,918	315	7,233	5,082	315	5,397
Interest and financing costs	19	556	575	19	477	496
Operating expenses	41,602	3,274	44,876	35,331	3,365	38,696

Operating income	18,015	2,547	20,562	15,231	2,822	18,053

Other income	-	6,169	6,169	-	-	-

Earnings before provision for income taxes	$18,015	$8,716	$26,731	$15,231	$2,822	$18,053

Depreciation and amortization	$1,244	$2,566	$3,810	$810	$3,632	$4,442
Purchases of property, equipment and operating lease equipment	$1,846	$3,774	$5,620	$699	$480	$1,179
Total assets	$366,740	$224,625	$591,365	$302,487	$204,290	$506,777

	Nine Months Ended
	December 31, 2014			December 31, 2013
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$843,619	$-	$843,619	$764,067	$-	$764,067
Financing revenue	-	26,339	26,339	-	27,989	27,989
Fee and other income	5,969	90	6,059	5,478	94	5,572
Total revenues	849,588	26,429	876,017	769,545	28,083	797,628

Cost of sales, product and services	681,852	-	681,852	625,562	-	625,562
Direct lease costs	-	8,364	8,364	-	9,803	9,803
Total cost of revenues	681,852	8,364	690,216	625,562	9,803	635,365

Professional and other fees	4,065	781	4,846	6,214	940	7,154
Salaries and benefits	96,140	6,691	102,831	83,603	7,559	91,162
General and administrative expenses	19,379	1,285	20,664	15,596	861	16,457
Interest and financing costs	77	1,753	1,830	64	1,325	1,389
Operating expenses	119,661	10,510	130,171	105,477	10,685	116,162

Operating income	48,075	7,555	55,630	38,506	7,595	46,101

Other income	-	7,603	7,603	-	-	-

Earnings before provision for income taxes	$48,075	$15,158	$63,233	$38,506	$7,595	$46,101

Depreciation and amortization	$3,219	$8,222	$11,441	$2,054	$9,747	$11,801
Purchases of property, equipment and operating lease equipment	$2,932	$4,639	$7,571	$3,771	$4,167	$7,938
Total assets	$366,740	$224,625	$591,365	$302,487	$204,290	$506,777

14.	BUSINESS COMBINATIONS

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

The total purchase price was $10.7 million, which consists of cash paid, amounts to be paid to Evolve upon collection of certain accounts receivables, and the fair value of contingent consideration. We estimated the fair value of the contingent consideration to be $2.0 million as of the acquisition date using a Monte Carlo simulation model. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $4.0 million related to customer relationships with an estimated useful life of 6 years, and other net assets of $0.6 million. We recognized goodwill related to this transaction of $4.5 million, which was assigned to our technology reporting unit. Goodwill associated with the acquisition is deductible for tax purposes.

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

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2014 (“2014 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2014 Annual Report.

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

We focus on middle market and large enterprises, and state and local government and educational institutions (“SLED”). The percentage of total sales of products and services revenue for the twelve months ended December 31, 2014 by customer end market include technology (20%), telecommunications, media and entertainment (20%), financial services (10%), healthcare (9%), and state and local government, and educational institutions (21%).

Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two segments: technology and financing.

Financial Summary

During the three months and nine months ended December 31, 2014, total revenue increased 14.6% to $306.2 million and 9.8% to $876.0 million, respectively, over the same periods in the prior fiscal year. We believe that our growth outpaced the overall industry due to a gains in market share through capturing additional customer spend, and focusing on faster growing segments within the market, such as virtualization, collaboration, and security. In addition, we added new customers as a result of our own organic sales and marketing efforts as well as through increased vendor referrals, and through acquisitions, the most recent being Evolve.

Consolidated gross margins were 21.4% for the three months ended December 31, 2014, compared to 21.2% for the three months ended December 31, 2013. Consolidated gross margins were 21.2% for the nine months ended December 31, 2014, compared to 20.3% for the same period for the prior fiscal year. Our gross margin for product and services was 19.4% and 19.2% during the three and nine months ended December 31, 2014, respectively, compared to 18.9% and 18.1% during the three and nine months ended December 31, 2013. The increase in gross margins was due to shifts in our product mix resulting from our continued focus on value added services for our customers, including the increase in sales of our professional and managed services, and the sale of third party maintenance agreements on core elements of our customers’ IT environment. Revenues on the sale of third party services, such as software assurances and maintenance, are recognized on a net basis.

Operating income for the quarter increased 13.9% to $20.6 million, as compared to the three months ended December 31, 2013 and for the current nine months increased 20.7% to $55.6 million, as compared to the nine months ended December 31, 2013. Net earnings for the quarter increased 46.1% to $15.5 million, as compared to the three months ended December 31, 2013 and for the current nine months increased 36.5% to $36.9 million, as compared to the nine months ended December 31, 2013. Net earnings included other non-operating income of $6.2 million for the three months ended December 31, 2014 from a class action suit which alleged that a group of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers. Net earnings included other non-operating income of $7.6 million for the nine months ended December 31, 2014.

Diluted earnings per share increased 61.4% to $2.13 and 48.8% to $4.97 per share for the three and nine months ended December 31, 2014, respectively, as compared to $1.32 and $3.34 per share for the three and nine months ended December 31, 2013.

Cash and cash equivalents decreased $28.7 million or 35.7% to $51.5 million at December 31, 2014 compared to March 31, 2014. The decrease in our cash and cash equivalents was due, in part, to share repurchases during the nine months ended December 31, 2014 and the acquisition of Evolve. Share repurchases included 400,000 shares of our common stock for $19.0 million in connection with the public underwritten secondary offering by certain of our existing shareholders. During the nine months ended December 31, 2014, we repurchased 690,922 shares of our common stock for a total purchase price of $35.1 million. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represent approximately 45%, 7%, and 8%, and 50%, 8%, and 7% of sales of product and services, respectively, for the three and nine months ended December 31, 2014 as compared to 46%, 10%, and 11%, and 49%, 10%, and 9%, of total revenues, respectively, for the three and nine months ended December 31, 2013.

We endeavor to minimize the cost of sales in our technology segment through vendor incentive programs provided by vendors and other incentives provided by distributors. The programs we qualify for are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor incentive programs. Certain of our sales qualify for incentives that are related to specific customers and products that they may purchase.

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

Our revenues include certain transactions that are infrequent, and there is no guarantee that future transactions of the same nature, size or profitability will occur. Our ability to consummate such transactions, and the timing thereof, may depend largely upon factors outside the direct control of management. The revenues from these types of transactions in a particular period may not be indicative of the revenues that can be expected in future periods.

Financing Segment

The financing segment offers financing solutions to domestic governmental entities and corporations nationwide and in certain other countries. The financing segment derives revenue from leasing IT equipment, furniture, and medical equipment and the disposition of that equipment at the end of the lease. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services. Financing revenue generally falls into three categories: portfolio income, transactional gains and post-contract earnings.

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

We enter into arrangements to transfer the contractual payments due under financing arrangements, which are accounted for as sales or secured borrowings in accordance with ASC Topic 860, Transfers and Servicing. For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which is presented within financing revenues in the unaudited condensed consolidated statement of operations. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. We classify the interest and financing costs associated with these borrowings as an operating expense, consistent with industry practice.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that alternative accounting policies would have been applied, resulting in a change in financial results. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, residual values, vendor incentives, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to uncertain tax positions. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all such estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates may require adjustment.

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.

RESULTS OF OPERATIONS

The Three and Nine months ended December 31, 2014 Compared to the Three and Nine months ended December 31, 2013

Technology Segment

The results of operations for our technology segment for the three and nine months ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014	2013	Change		2014	2013	Change
Sales of product and services	$295,679	$255,747	$39,932	15.6%	$843,619	$764,067	$79,552	10.4%
Fee and other income	2,140	2,193	(53)	(2.4%)	5,969	5,478	491	9.0%
Total revenues	297,819	257,940	39,879	15.5%	849,588	769,545	80,043	10.4%

Cost of sales, product and services	238,202	207,378	30,824	14.9%	681,852	625,562	56,290	9.0%

Professional and other fees	1,158	1,770	(612)	(34.6%)	4,065	6,214	(2,149)	(34.6%)
Salaries and benefits	33,507	28,460	5,047	17.7%	96,140	83,603	12,537	15.0%
General and administrative	6,918	5,082	1,836	36.1%	19,379	15,596	3,783	24.3%
Interest and financing costs	19	19	-	0.0%	77	64	13	20.3%
Operating expenses	41,602	35,331	6,271	17.7%	119,661	105,477	14,184	13.4%

Segment earnings	$18,015	$15,231	$2,784	18.3%	$48,075	$38,506	$9,569	24.9%

Total revenues: Total revenues during the three months ended December 31, 2014 were $297.8 million compared to $257.9 million during the three months ended December 31, 2013, an increase of 15.5%, which was due to increases in demand for our products and services. Total revenues increased 10.4% during the nine months ended December 31, 2014 to $849.6 million compared to $769.5 million during the nine months ended December 31, 2013. The increase in revenues for the current quarter and nine month period was primarily from our large and middle market commercial customers.

Total sales of product and services before the adjustment to present third party services on a net basis, or gross revenues, for the three months ended December 31, 2014 were $377.3 million compared to $327.6 million during the three months ended December 31, 2013, an increase of 15.2% or $49.7 million. Total sales of product and services presented on a gross basis increased 15.0% or $143.0 million during the nine months ended December 31, 2014 to $1,095.0 million compared to $952.0 million during the nine months ended December 31, 2013.

We experienced year over year increases in the sales of product and services for all the quarters ended from December 31, 2013 through December 31, 2014, as summarized below:

Quarter Ended	Sequential	Year over Year
December 31, 2014	3.2%	15.6%
September 30, 2014	9.7%	9.7%
June 30, 2014	4.8%	5.8%
March 31, 2014	(2.5%)	11.4%
December 31, 2013	(2.1%)	12.1%

We rely on our vendors to fulfill a large majority of shipments to our customers. As of December 31, 2014, we had open orders of $92.1 million and deferred revenue of $28.5 million. As of December 31, 2013, we had open orders of $67.1 million and deferred revenues of $22.7 million.

Cost of sales, product and services: Our gross margin for product and services increased to 19.4% from 18.9% during the three months ended December 31, 2014 and 2013, respectively, due to an increase in the sales of our advanced professional and managed services. Our gross margin for product and services increased to 19.2% from 18.1% during the nine months ended December 31, 2014 and 2013, respectively, due to an increase in the sales of third party maintenances and services, which are recognized on a net basis.

The change in the amount of vendor incentives earned during the three and nine months ended December 31, 2014 resulted in a 0.4% decrease and 0.1% decrease in gross margins from the prior year, respectively. There are ongoing changes to the incentives programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of manufacturer incentives we are currently receiving, gross margins may decrease.

Operating expenses: Operating expenses were $41.6 million for the current quarter or 17.7% higher than the three months ended December 31, 2013. Operating expenses were $119.7 million, or 13.4%, higher than the nine months ended December 31, 2013. These increases were due to increases in personnel, commissions, and general and administrative expenses.

Professional and other fees decreased $0.6 million, or 34.6%, to $1.2 million for the three months ended December 31, 2014, compared to $1.8 million during the three months ended December 31, 2013. This decrease was primarily due to a decrease of $0.6 million in legal and other fees related to the Lawson litigation. During the nine months ended December 31, 2014, professional and other fees decreased $2.1 million, or 34.6%, to $4.1 million, compared to $6.2 million during the nine months ended December 31, 2013. This decrease was primarily due to lower legal and other fees related to the Lawson litigation, which decreased $1.8 million for the nine months ended December 31, 2014.

Salaries and benefits increased $5.0 million, or 17.7%, to $33.5 million during the three months ended December 31, 2014, compared to $28.5 million during the three months ended December 31, 2013, of which 51% of the increase was due to variable compensation as a result of the increase in gross profit. For the nine months ended December 31, 2014, salaries and benefits increased $12.5 million, or 15.0%, to $96.1 million, compared to $83.6 million during the nine months ended December 31, 2013, of which 49% of the increase was due to variable compensation as a result of the increase in gross profit. The remainder of the increase was driven by increases in the number of employees and related benefits. Our technology segment had 927 employees as of December 31, 2014, an increase of 24 from 903 at December 31, 2013. Most of the increase in personnel relates to sales and engineering positions from the acquisition of Evolve. We continue to invest in sales and engineering talent in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings.

General and administrative expenses increased $1.8 million, or 36.1% during the three months ended December 31, 2014 over the same period for the prior year. For the nine months ended December 31, 2014, general and administrative expenses increased $3.8 million, or 24.3% over the same period for the prior year. This increase was primarily due to incremental costs associated with the acquisition of Evolve, higher depreciation due to the refresh of our data center equipment, and other costs related to the ongoing expansion of our business.

Segment earnings: As a result of the foregoing, segment earnings were $18.0 million, an increase of $2.8 million, or 18.3% for the three months ended December 31, 2014, and segment earnings were $48.1 million, an increase of $9.6 million, or 24.9% for the nine months ended December 31, 2014 as compared to the same period for the prior year.

Financing Segment

The results of operations for our financing segment for the three and nine months ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014	2013	Change		2014	2013	Change
Financing revenue	$8,406	$9,228	$(822)	(8.9%)	$26,339	$27,989	$(1,650)	(5.9%)
Fee and other income	16	14	2	14.3%	90	94	(4)	(4.3%)
Total revenues	8,422	9,242	(820)	(8.9%)	26,429	28,083	(1,654)	(5.9%)

Direct lease costs	2,601	3,055	(454)	(14.9%)	8,364	9,803	(1,439)	(14.7%)

Professional and other fees	278	238	40	16.8%	781	940	(159)	(16.9%)
Salaries and benefits	2,125	2,335	(210)	(9.0%)	6,691	7,559	(868)	(11.5%)
General and administrative	315	315	-	0.0%	1,285	861	424	49.2%
Interest and financing costs	556	477	79	16.6%	1,753	1,325	428	32.3%
Operating expenses	3,274	3,365	(91)	(2.7%)	10,510	10,685	(175)	(1.6%)

Operating income	2,547	2,822	(275)	(9.7%)	7,555	7,595	(40)	(0.5%)

Other income	6,169	-	6,169	n/a	7,603	-	7,603	n/a
Segment earnings	$8,716	$2,822	$5,894	208.9%	$15,158	$7,595	$7,563	99.6%

Total revenues: Total revenues decreased by $0.8 million, or 8.9%, to $8.4 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013 predominately due to lower transactional gains. During the quarters ended December 31, 2014 and 2013, we recognized net gains on sales of financial assets of $1.5 million and $2.3 million, respectively, and the fair value of assets received from these sales were $44.8 million and $45.7 million, respectively. Post contract earnings were $2.3 million for both the three months ended December 31, 2014 and 2013.

For the nine months ended December 31, 2014, total revenues decreased by $1.7 million, or 5.9%, to $26.4 million, as compared to the nine months ended December 31, 2013 due to lower transactional gains; partially offset by higher post contract earnings due to an increase in customer renewal rents. During the nine months ended December 31, 2014 and 2013, we recognized net gains on sales of financial assets of $4.6 million and $7.9 million, respectively, and the fair value of assets obtained from these sales were $138.6 million and $168.1 million, respectively. Post contract earnings increased $1.7 million to $7.8 million for the nine months ended December 31, 2014.

At December 31, 2014, we had $165.1 million in financing receivables and operating leases, compared to $140.1 million as of December 31, 2013, an increase of $25.1 million or 17.9%.

Direct lease costs: Direct lease costs decreased $0.5 million, or 14.9%, to $2.6 million and decreased $1.4 million, or 14.7%, to $8.4 million for the three and nine months ended December 31, 2014, respectively, mostly due to decreases in depreciation expense for equipment under operating leases as compared to the same periods for the prior year.

Operating expenses: For the three months ended December 31, 2014, operating expenses decreased $0.1 million, or 2.7%, which was a result of decrease of $0.2 million in salaries and benefits due to a decrease in personnel. General and administrative expenses were $0.3 for both the three months ended December 31, 2014 and 2013.

For the nine months ended December 31, 2014, operating expenses decreased $0.2 million, or 1.6%. Salaries and benefits decreased $0.9 million or 11.5% to $6.7 million due to a decrease in personnel within this segment. Our financing segment had 54 employees as of December 31, 2014, a decrease of 4 from 58 employees as of December 31, 2013. General and administrative expenses increased $0.4 million, due primarily to an increase in our reserve for credit losses for the nine months ended December 31, 2014 over the prior year period.

Interest and financing costs increased $0.1 million and $0.4 million, respectively, for the three month and nine months over prior year periods due to an increase in total notes payable to $72.5 million as of December 31, 2014, an increase of $19.1 million or 35.9% compared to $53.4 million as of December 31, 2013. Our weighted average interest rate for non-recourse notes payable was 3.35% and 3.46%, as of December 31, 2014 and December 31, 2013, respectively.

Other income: On October 31, 2014, we received payment in the amount of $6.2 million, relate to a claim in a class action suit which alleged that a group of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers.

In April 2014, we entered into an arrangement to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million.

Segment earnings: As a result of the foregoing, earnings increased $5.9 million and $7.6 million for the three and nine months ended December 31, 2014, respectively, over the prior year periods.

Consolidated

Income taxes: Our provision for income tax expense increased $3.8 million to $11.2 million for the three months ended December 31, 2014, and increased $7.3 million to $26.3 million for the nine months ended December 31, 2014 as compared to the same period for the prior fiscal year. Our effective income tax rates for the three and nine months ended December 31, 2014 was 42.0% and 41.6%, respectively, as compared to 41.2% and 41.3% for the three and nine months ended December 31, 2013.

Net earnings: The foregoing resulted in net earnings of $15.5 million for the three months ended December 31, 2014, an increase of 46.1%, as compared to $10.6 million during the three months ended December 31, 2013. For the nine months ended December 31, 2014, net earnings was $36.9 million, an increase of 36.5%, as compared to $27.1 million for the nine months ended December 31, 2013.

Basic and fully diluted earnings per common share were $2.14 and $2.13, for the three months ended December 31, 2014, as compared to $1.33 and $1.32, respectively, for the three months ended December 31, 2013. Basic and fully diluted earnings per common share were $5.02 and $4.97, respectively, for the nine months ended December 31, 2014, as compared to $3.37 and $3.34, respectively, for the nine months ended December 31, 2013.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended December 31, 2014 were 7.2 million and 7.3 million, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended December 31, 2013 were 8.0 million.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the nine months ended December 31, 2014 were both 7.4 million. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the nine months ended December 31, 2013 were 7.9 million and 8.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations, and borrowings, both non-recourse and recourse. We have used those funds to meet our capital requirements, which have historically consisted of working capital for operational needs, capital expenditures, purchases of equipment or software that are financed for our customers, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock.

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance, or GECDF, with an aggregate credit limit of $225 million. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our unaudited condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at December 31, 2014 or March 31, 2014, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our unaudited condensed consolidated statements of cash flows.

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

We experience fluctuations in certain working capital accounts, which are primarily due to changes in the timing of purchases of equipment by our customers throughout the comparative periods. Our accounts receivable—trade increased by $35.7 million, or 16.9% which is consistent with the increase in revenues from the quarter ended March 31, 2014. We also experienced a decrease in accounts payable—trade of $14.9 million, which was more than offset by an increase in accounts payable—floor plan of $17.2 million. Our accounts payable—floor plan consists of purchases through the GECDF credit facility, which are generally paid within 30-60 days from the invoice date. We experience fluctuations in accounts payable—equipment due to timing of purchases of assets that will be leased or financed for our customers and accounts payable – equipment increased $12.0 million from March 31, 2014.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2014	2013
Net cash used in operating activities	$(9,930)	$(26,766)
Net cash used in investing activities	(31,705)	(21,228)
Net cash provided by financing activities	13,002	35,766
Effect of exchange rate changes on cash	(24)	6
Net decrease in cash and cash equivalents	$(28,657)	$(12,222)

Net cash used in operating activities. Cash used in operating activities totaled $9.9 million during the nine months ended December 31, 2014. Net earnings adjusted for the impact of non-cash items was $36.9 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $46.8 million, primarily due to increases in  accounts receivable—trade $27.4 million, financing receivables of $14.9 million, and cash used for accounts payable—trade of $15.5 million, partially offset by changes in salaries and commissions payable of $13.7 million.

Cash used in operating activities totaled $26.8 million during the nine months ended December 31, 2013. Net earnings adjusted for the impact of non-cash items was $27.4 million.  Net changes in assets and liabilities resulted in a decrease of $54.1 million due to decreases in accounts receivable—trade of $39.6 million, inventories of $9.2 million and investment in financing receivables of $20.1 million, offset by increases in accounts payable—trade of $10.8 million, and accounts payable—equipment of $2.5 million, and salaries and commission payable of $5.5 million.

Net cash used in investing activities. Cash used in investing activities was $31.7 million during the nine months ended December 31, 2014. Cash used in investing activities during the nine months ended December 31, 2014 was primarily driven by an issuance of financing receivables of $93.2 million, purchase of assets to be leased and property and equipment of $15.2 million, and cash used in acquisitions of $8.0 million, which was partially offset by cash proceeds from the sale of financing receivable of $24.2 million, the repayment of financing receivables of $50.6 million, and proceeds from sale of property, equipment and operating lease assets of $7.4 million.

Cash used in investing activities was $21.2 million during the nine months ended December 31, 2013, which was primarily driven by issuance of financing receivables (net of issuance, proceeds from the sale, and repayments) of $6.3 million, purchase of assets to be leased of $8.3 million, and purchases of property, equipment and operating lease equipment of $7.9 million, which were partially offset by proceeds from the sales of property, equipment and operating lease equipment of $3.3 million.

Net cash provided by financing activities. Cash provided by financing activities of $13.0 million during the nine months ended December 31, 2014 was due to net borrowings of non-recourse and recourse notes payable of $38.7 million and net borrowings on the floor plan facility of $10.7 million, partially offset by the repurchase of common stock of $37.1 million. In the prior year, cash provided by financing activities was $35.8 million during the nine month period, which was due to net borrowings of non-recourse and recourse notes payable of $26.8 million, net borrowings on the floor plan facility of $18.5 million and, partially offset by the purchase of treasury stock of $10.3 million.

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

The non-GAAP financial measure for our cash flows from operating activities is as follows (in thousands):

	Nine Months Ended December 31,
	2014	2013
GAAP: net cash used in operating activities	$(9,930)	$(26,766)
Principal payments from customers directly to lenders	9,777	14,516
Non-GAAP: adjusted net cash used in operating activities	$(153)	$(12,250)

The non-GAAP financial measure for our cash flows from investing activities is as follows (in thousands):

	Nine Months Ended December 31,
	2014	2013
GAAP: net cash used in investing activities	$(31,705)	$(21,228)
Principal payments from customer directly to lenders	16,692	631
Non-GAAP: adjusted net cash used in investing activities	$(15,013)	$(20,597)

The non-GAAP financial measure for our cash flows from financing activities is as follows (in thousands):

	Nine Months Ended December 31,
	2014	2013
GAAP: net cash provided by financing activities	$13,002	$35,766
Principal payments from customers directly to lenders	(26,469)	(15,147)
Non-GAAP: adjusted net cash (used in) provided by financing activities	$(13,467)	$20,619

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

Liquidity and Capital Resources

We may utilize non-recourse notes payable to finance approximately 80% to 100% of the purchase price of the assets being leased by our customers.  Any balance of the purchase price remaining after non-recourse funding and any upfront payments received from the lessee (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our financing arrangements and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all.

The financing necessary to support our lease and financing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained mostly non-recourse borrowings from third party banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease. At December 31, 2014, our non-recourse notes payable increased 5.2% to $68.7 million, as compared to $65.3 million at March 31, 2014. Recourse notes payable increased 6.1% to $3.8 million as of December 31, 2014 compared to $3.6 million as of March 31, 2014.

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

Credit Facility — ePlus Technology, inc.

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables, and inventory. As of December 31, 2014, the facility had an aggregate limit of the two components of $225.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2014.  Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The respective floor plan component credit limits and actual outstanding balances for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2014	Balance as of December 31, 2014	Maximum Credit Limit at March 31,2014	Balance as of March 31, 2014
$225,000	$110,625	$175,000	$93,416

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our unaudited condensed consolidated balance sheets. There was no outstanding balance at December 31, 2014 or March 31, 2014, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

First Virginia Community Bank provides us with a $0.5 million credit facility, which will mature on October 26, 2015. The credit facility is available for use by us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of December 31, 2014, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of December 31, 2014, we were not involved in any unconsolidated special purpose entity transactions.

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

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Changes in interest rates may affect our ability to fund or transfer our financing arrangements if the rate rises above the fixed rate of the instrument. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of December 31, 2014, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

We have financed certain customer leases for equipment which is located in Canada and Iceland. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and Icelandic krona. To date, our Canadian and Icelandic operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.  We also transact business in other foreign currencies which are subject to fluctuations, however, the dollar volume of these transactions is immaterial.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the trial court”) in which a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. The jury verdict, which was reached on January 27, 2011, also found that all of ePlus’ patent claims tried in court were not invalid. On May 23, 2011, the trial court issued a permanent injunction, ordering Lawson and its successors to: immediately stop selling and servicing products relating to its electronic procurement systems that infringe our patents; cease providing any ongoing or future maintenance, training or installation of its infringing products; and refrain from publishing any literature or information that encourages the use or sale of its infringing products. Lawson filed an appeal. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. The Appeals Court upheld the finding that the patent claims were not invalid and upheld, in part, the finding of infringement. The Appeals Court remanded the case to the trial court for consideration of what changes, if any, are required to the terms of the injunction. Consistent with the Appeals Court’s decision, on June 11, 2013, the trial court issued an order modifying the injunction so that it would continue in full effect with respect to those configurations of Lawson’s electronic procurement systems that the Appeals Court affirmed were infringing.

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

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our 2014 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2014.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2014 through April 30, 2014	414,013	$47.78	414,013	200,572	(2)
May 1, 2014 through May 31, 2014	115,230	$53.54	115,230	85,342	(3)
June 1, 2014 through June 15, 2014	22,830	$55.69	22,830	62,512	(4)
June 16, 2014 through June 30, 2014	35,158	$57.69	-	500,000	(5)
July 1, 2014 through July 31, 2014	25,740	$55.67	25,740	474,260	(6)
August 1, 2014 through August 31, 2014	15,377	$54.74	15,377	458,883	(7)
September 1, 2014 through September 30, 2014	57,829	$56.34	57,829	401,054	(8)
October 1, 2014 through October 31, 2014	39,903	$57.59	39,903	361,151	(9)
November 1, 2014 through November 30, 2014	-		-	361,151	(10)
December 1, 2014 through December 31, 2014	-		-	361,151	(11)

The timing and expiration date of the current stock repurchase authorizations are included in Note 9, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

(1)	All shares acquired were in open-market purchases, except for 35,158 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)	The share purchase authorization in place for the month ended April 30, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of April 30, 2014, the remaining authorized shares to be purchased were 200,572.
(3)	The share purchase authorization in place for the month ended May 31, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of May 31, 2014, the remaining authorized shares to be purchased were 85,342.
(4)	The share purchase authorization in place through June 15, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of June 15, 2014, the remaining authorized shares to be purchased were 62,512.
(5)	On June 12, 2014, the board of directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock over a 12-month period commencing June 16, 2014. As of June 30, 2014, the remaining authorized shares to be purchased were 500,000.
(6)	The share purchase authorization in place for the month ended July 31, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2014, the remaining authorized shares to be purchased were 474,260.
(7)	The share purchase authorization in place for the month ended August 31, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2014, the remaining authorized shares to be purchased were 458,883.
(8)	The share purchase authorization in place for the month ended September 30, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2014, the remaining authorized shares to be purchased were 401,054.
(9)	The share purchase authorization in place for the month ended October 31, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2014, the remaining authorized shares to be purchased were 361,151.
(10)	The share purchase authorization in place for the month ended November 30, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2014, the remaining authorized shares to be purchased were 361,151.
(11)	The share purchase authorization in place for the month ended December 31, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2014, the remaining authorized shares to be purchased were 361,151.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: February 5, 2015	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2015	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)