Form 10-K
period 2015-03-31
EPLUS INC
filed 2015-05-29
CIK 1022408

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2014 was $320,259,331. The outstanding number of shares of common stock of ePlus as of May 26, 2015, was 7,389,631.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company's definitive Proxy Statement relating to its 2015 annual meeting of stockholders ( the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2015 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end to which this report relates.

[This Page Intentionally Left Blank]

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “hope,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

●	uncertainty and volatility in the global economy and financial markets;
●	significant adverse changes in, reductions in, or losses of relationships with several of our larger customers or vendors;
●	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
●	reduction of vendor incentives provided to us;
●	we offer a comprehensive set of solutions— integrating information technology (IT) product sales, third-party software assurance and maintenance, our advanced professional and managed services, our proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:
●	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
●	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
●	adapting to meet changes in markets and competitive developments;
●	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
●	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
●	maintain our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
●	reliance on third parties to perform some of our service obligations;
●	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
●	and our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
●	future growth rates in our core businesses;
●	failure to comply with public sector contracts or applicable laws;
●	changes to or loss of any members of our senior management team and/or failure to successfully implement succession plans;
●	our dependence on key personnel, and our ability to hire, train, and retain sufficient qualified personnel;
●	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
●	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
●	our contracts may not be adequate to protect us and our professional and liability insurance policies coverage may be insufficient to cover a claim; our ability to secure our and our customers’ electronic and other confidential information; and remain secure during a cyber-security attack;
●	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions or the effect of those changes on our common stock or its holders;

●	our ability to realize our investment in leased equipment; our ability to successfully integrate acquired businesses; the possibility of goodwill impairment charges in the future; our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents, and, when appropriate, license required technology;
●	exposure to changes in, interpretations of, or enforcement trends in legislation; and
●	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

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

Our operations are conducted through two business segments. Our technology segment sells information technology hardware products, third-party software and maintenance contracts, our own and third-party advanced professional and managed services, and our proprietary software. Our financing segment operations primarily consist in the financing of information technology equipment, software and related services. Both segments sell to commercial entities, state and local governments, government contractors, and educational institutions. See Note 14, “Segment Reporting” in the consolidated financial statements included elsewhere in this report.

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

We began using the name ePlus inc. in 1999 after changing our name from MLC Holdings, Inc. ePlus Technology, inc. conducts our technology sales and services business. ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and provide consulting services and proprietary software for enterprise supply management. ePlus Capital, inc. owns 100 percent of ePlus Canada Company, which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to transact business with governmental contractors servicing the federal government marketplace and other state and local governments. ePlus Document Systems, inc. was incorporated on October 15, 2003 and provides proprietary software for document management.

OUR BUSINESS

We are a leading integrator of technology solutions for information technology (IT) lifecycle management. We enable organizations to optimize their IT infrastructure and supply chain processes by delivering world-class IT products from top vendors, providing a consultative approach to professional and managed services, providing our proprietary software, as well as flexible financing solutions for all our offerings. We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 24 years and have been licensing our proprietary software for more than 15 years.

Our primary focus is to deliver integrated technology solutions for our customers’ data center, network, and collaboration needs, including hosted, on-premise, hybrid and cloud infrastructures. These solutions consist of services and products encompassing initial and periodic assessments, consultative engagements, architecture, design, and implementation of security, storage, cloud, mobility, hyper-converged infrastructure, and other advanced technologies. We design, implement and provide an array of IT solutions from multiple leading IT vendors. We are an authorized reseller from over 1,000 vendors including Check Point, Cisco Systems, Dell, EMC, FireEye, F5 Networks, Hewlett-Packard, Juniper, McAfee, NetApp, Nimble, Oracle, Palo Alto Networks, Pure Storage, VMware, and among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their assets.

Our scale and strong financial position have enabled us to invest in the engineering and technology resources required to deliver leading edge IT solutions. We believe we are a trusted IT advisor to our customers, delivering turn-key IT solutions that incorporate hardware, software, security and both managed and professional services. In addition, we offer a wide range of leasing and financing options for technology and other capital assets. We believe our offering of integrated IT products, services, financing, and our proprietary supply chain software, is unique in the industry. It allows us to offer a customer service strategy that spans the continuum from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This selling approach also permits us to grow with our customers and solidify our relationships through hands-on engagement and understanding of their needs.

We focus exclusively on middle market and large enterprises. For the year ended March 31, 2015, the percentage of revenue by customer end market within our technology segment include state and local government, and educational institutions 22%, technology industry 19%, telecommunications, media and entertainment 18%, financial services 10%, and healthcare 10%. The majority of our sales were generated within the United States, however, we have the ability to support our customers nationally and internationally. Our technology segment accounts for 97% of our net sales, 86% of our operating income, and 78% of our earnings before taxes, while our financing segment accounts for 3% of our net sales, 14% of our operating income, and 22% of our earnings before taxes for the year ended March 31, 2015.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We participate in the large and growing United States IT market which, according to Gartner Group, Inc. (Gartner), is estimated to generate sales of over $1.15 trillion in 2015, and is expected to grow at an annual rate of approximately 2.9% for 2014 through 20181. Based on data published by Gartner, we have calculated spending in the segments of the U.S. IT market that our solutions address, including cloud2, security3, managed services4, virtualization5 and mobility6, to grow over twice as fast as the overall market, or at an annual rate of 6.1% through 2019.

We have identified several specific trends that are driving growth in the broader U.S. IT market and the specific markets we focus on:

1 Gartner, “Market Databook, 1Q15 Update,” 2013-2019 End-User Spending on IT Products and Services (U.S.).
2 Gartner, “Forecast: IT Services, Worldwide, 2013-2019, 1Q15 Update,” 2014-2019 Cloud Access (U.S.).
3 Gartner, “Forecast: Information Security, Worldwide, 2012-2018, 4Q14 Update,” 2013-2018 Security Spending (U.S.).
4 Gartner, “Forecast: IT Services, Worldwide, 2013-2019, 1Q15 Update,” 2014-2019 Data Center Outsourcing, Colocation, Hosting (U.S.).
5 Gartner, “Forecast: Enterprise Software Markets, Worldwide, 2012-2019, 1Q15 Update” 2013-2019 Virtualization Infrastructure Software (U.S.).
6 Gartner, “Forecast: PCs, Ultramobiles and Mobile Phones Worldwide, 2012-2019, 1Q15 Update” 2013-2019 Ultramobiles purchased by business customers (U.S.).

•	Greater complexity of the IT ecosystem has created challenges for enterprise customers and vendors. Historically, customers could procure and implement disparate hardware and software solutions to satisfy their IT needs. However, the emergence of complex IT offerings such as cloud computing, evolving trends and choices in data center and network architectures, the proliferation of mobile devices, increased security threats and the demand for big data analytics has made it difficult for customers to effectively design, procure, implement and manage their own IT systems. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it challenging for customers to design, implement and manage secure, efficient and cost-effective IT environments.

•	Increasing sophistication and incidences of cyber-attacks. Over the last decade, cyber-attacks have become more sophisticated, more prevalent and difficult to safeguard against. We believe our customers are focused on all aspects of cyber security, including intellectual property, data and business processes. In order to meet current and future security threats, enterprises must implement solutions that are fully-integrated and capable of monitoring, detecting, containing and remediating security threats and attacks.

•	Lack of sufficient internal IT resources at mid-sized and large enterprises. We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver higher service levels with fewer resources. At the same time the prevalence of security threats, increased use of cloud computing, proliferation of mobile devices, bring-your-own-device (BYOD) policies, complexity of multi-vendor solutions, have made it difficult for IT departments to implement high-quality IT solutions.

•	Reduction in the number of IT solutions providers. We believe that customers are seeking to reduce the number of vendors they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices and reduce costs. As a result, customers are required to select IT solutions providers that are capable of delivering complex multi-vendor IT solutions.

•	Increasing need for third-party services. We believe that customers are relying on third-party service providers to manage significant aspects of their IT infrastructure, from design, implementation, pre- and post-sales support, maintenance, engineering and other services.

COMPETITION

The market for IT sales and professional services is competitive, subject to economic conditions and rapid change, and significantly affected by new product introductions and other market activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national and international firms, including vendors; other direct marketers; national and regional resellers; and regional, national, and international services providers. Many of our competitors commoditize products which places downward pressure on product pricing. In addition, many IT vendors may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such vendors. In the software market, there are a number of companies offering business-to-business electronic commerce and asset management solutions similar to ours in a Software-As-A-Service (“SaaS”) platform, including enterprise resource planning system vendors. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes.

The leasing market is also competitive and subject to changing economic conditions and market activities of leading industry participants. We expect to continue to compete against local, regional, national and international firms, including banks, specialty finance companies, vendors' captive finance companies, and third-party leasing companies. Banks and other large financial services companies sell directly to business customers, particularly larger enterprise customers, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may utilize internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer relationships with contracts in place that are difficult to displace. However, these competitors typically do not provide the breadth of product, service, and software offerings that we provide to our customers.

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

For a discussion of risks associated with the actions of our competitors, see Item 1A, “Risk Factors” included elsewhere in this report.

OUR SOLUTIONS

Technology Segment

•	IT Sales: Our offerings consist of hardware, software, maintenance, software assurance and services from over 1,000 vendors. Our most important vendor relationships include Check Point, Cisco Systems, Dell, EMC, FireEye, F5 Networks, Hewlett-Packard, Juniper, McAfee, NetApp, Nimble, Oracle, Palo Alto Networks, Pure Storage and VMware. We believe that our customers view technology purchases as integrated solutions, rather than discrete product and service categories, and the majority of our sales are derived from integrated solutions involving our customers’ data center, network, and collaboration infrastructure. We hold various technical and sales related certifications that authorize us to market their products and enable us to provide advanced professional services. We actively engage with emerging vendors to offer their technologies to our customers. Our flexible platform and customizable catalogs facilitate the addition of new vendors’ products with minimal incremental effort.

•	Advanced Professional and Managed Services: We provide a range of advanced professional and managed services to help our customers improve productivity, profitability and revenue growth while reducing operating costs. Our solutions and services include the following:

•	Data center solutions enable customers to streamline operations, reduce complexity and costs, and simplify vendor management;

•	Network services that aim to improve network performance for our customers;

•	Security and wireless solution services help safeguard our customers’ IT infrastructure through environment analysis, risk identification and the implementation of security processes;

•	Managed services enable customers to reduce costs and burdens of their day-to-day IT tasks while monitoring availability, reliability and performance;

•	Staff augmentation services provide customers with flexible headcount options while allowing them to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help, which also includes services, such as Virtual Chief Information Officer (vCIO) and Virtual Chief Security Information Officer (vCISO), used to help complement existing personnel and build three to five year IT roadmaps;

•	Server and desktop support provides outsourcing services to respond to our customers’ business demands while minimizing overhead;

•	Professional services focused on cloud infrastructure, unified communications, collaboration, networking, storage, hyper-converged infrastructure, virtual desktop infrastructure, supported by security and managed services solutions;

•	Business intelligence and data management services help customers effectively use critical business information by enabling companies to aggregate, normalize, cleanse and analyze their data; and

•	Project management services enhance productivity and collaboration to enable successful implementations.

•	Proprietary Software: Our line of proprietary software products is called OneSource® and consists of the following products:

•	OneSource®IT is online web based software portal for customers purchasing IT equipment, software, and services from us; OneSource®IT+ is an online web based software portal for customers purchasing IT products from other suppliers and/or from us;

•	OneSource® Procurement is a complete web-based software tool to facilitate procurement of any type of asset;

•	OneSource® Asset Management is a software platform for managing and tracking corporate assets including vendor maintenance contracts;

•	OneSource® DigitalPaper is a document management software application.

Financing Segment

•	Leasing and Financing: We specialize in financing arrangements, including direct financing, sales-type and operating leases, notes receivable, and consumption based financing arrangements, and underwriting and management of IT equipment and assets. Our financing operations include sales, pricing, credit, contracts, accounting, risk management and asset management.

We primarily finance IT equipment including accessories and software, communication-related equipment, and medical equipment. We may also finance industrial machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment. We offer our solutions both directly and through vendors.

We offer enhanced financing solutions for our customers, and our business process services approach automates a significant portion of the IT procurement process and reduces our customers’ cost of doing business. The solution incorporates value-added services at every step in the process, including:

•	Front-end processing, such as eProcurement, order aggregation, order automation, vendor performance measurement, ordering, reconciliation, and payment;
•	lifecycle and asset ownership services, including asset management, change management, and property tax filing; and
•	end-of-life services such as equipment audit, removal, and disposal.

In addition, we are able to bundle financing with equipment sales and advanced professional services to provide a turnkey leasing solution. This differentiates us from competitors.

OUR COMPETITIVE STRENGTHS

Large Addressable Market with Substantial Growth Opportunities Driven by Increasing IT Complexity

We participate in the large and growing United States IT market with specific focus on the cloud, security, virtualization and mobility segments of the industry, all supported by our professional and managed service solutions. We believe we are well positioned in the complex high-growth IT solutions segment and can achieve outsized growth relative to the overall IT market.

We focus exclusively on enterprises, primarily large and middle market companies as well as state, local and educational entities. Our products and services are targeted at the approximately 50,000 middle market companies, state and local governmental organizations and educational institutions in the United States. We believe IT organizations within these companies are facing pressure to deliver higher service levels with fewer resources, increasing their reliance on third parties who can provide complex, multi-vendor technology solutions, such as our company.

Broad and Diverse Customer Base across a Wide Range of End Markets

We have a broad and diverse customer base of over 2,900 customers across a wide range of end markets. We serve a wide range of end markets, including education, financial services, healthcare, media and entertainment, state and local government, technology and telecommunications.

Differentiated Business Model Serving Entire IT Lifecycle – Solutions, Services, Software, Financing

We believe we are a trusted IT advisor, delivering differentiated products and services to enable our customers to meet increasingly complex IT requirements. We are able to provide complete, turn-key solutions serving the entire IT lifecycle – products, services, software and financing. We provide upfront assessments, configuration capabilities, installation and implementation, and ongoing services to support our customers’ solutions.

Deep Expertise in Advanced Technology to Address Emerging Data Center and IT Infrastructure Trends

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering best-of-breed solutions, value-added services and close relationships with both established and emerging vendors.

Our close relationships with emerging vendors such as FireEye, Nimble, Nutanix, Palo Alto Networks, Pure Storage, Simplivity and others enable us to provide new and evolving IT solutions to our customers.

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

Our vendor agnostic approach allows us to provide the best customer-specific solutions. Our experienced professionals are trained in various product lines across vendors and have achieved top-level certifications with multiple strategic partners. In addition to providing initial products, our vendor certifications allow us to contract the assumption of many of the day-to-day maintenance and servicing functions for these products.

Proven Track Record of Successfully Integrating Acquisitions and Accelerating Growth

We view acquisitions as an important factor in our strategic growth plan. Since 1997, we have successfully identified and integrated 17 acquisitions. Most recently, we have been active in tuck-in acquisitions to broaden our product offerings, sector reach and geographic footprint, with recent acquisitions including:

•	Granite Business Solutions, Inc. (“Evolve”)– West Coast operations expansion and broadened SLED customer base

•	AdviStor – Upstate New York operations expansion and broadened storage offerings and expertise

•	pbm (Pacific Blue Micro)– Expansion of West Coast operations

•	Vanticore – Northern New England operations expansion, gained municipal contracts and customer contact center expertise

•	NCC Networks – Midwest operations expansion and broadened security expertise.

•	Interchange Technologies – Acquired Cisco video resale capability nationwide

Our proven integration methodology allows us to retain customers, vendors and employees from acquired firms, seamlessly integrate acquired firms into the ePlus platform, and accelerate growth.

We continue to review new acquisition opportunities to grow our national footprint and expand our offerings.

Strong Financial Performance Characterized by Growth and Profitability

We have focused on achieving strong top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 16% on net sales and 13.6% for consolidated gross profit, respectively, from April 1, 2010 to March 31, 2015.

Through our organic expansion as well as acquisitions, we have increased our employee base by 49% from the year ended March 31, 2010 to March 31, 2015 while increasing revenue per employee by approximately 39%. Our increase in our employee base has largely been in customer facing roles.

GROWTH STRATEGY

Our goal is to continue to grow as a leading provider of technology solutions. The key elements of our strategy include the following:

Be Our Customers’ Partner of Choice for IT Products, Services, and Financing Needs

We seek to become the primary provider of IT solutions for each of our customers by delivering excellent customer service, pricing, availability, and advanced professional and managed services in the most efficient manner. We believe the increasing complexity of the IT ecosystem and the emergence of new technologies and vendors are factors that will lead to growing demand from existing customers. We continue to focus on improving our sales efficiency by providing on-going training and targeted incentive compensation as well as implementing better automation processes to reduce costs and improve productivity. Our account executives are trained on our broad solutions capabilities and to sell in a consultative manner that increases the likelihood of cross-selling our solutions. We believe that our bundled offerings are an important differentiating factor from our competitors. We also have experienced telesales professionals, pre-sales engineers and inside sales representatives to support our outside sales representatives.

We have focused on gaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors. This expertise will help our customers develop their cloud capabilities including private, public, and hybrid infrastructures. We are providing virtual desktop infrastructure, unified communications, collaboration, networking, security, storage, big-data, and managed services offerings, all of which remain in high demand. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional markets as well as the national market. This significantly increases direct and referral sales opportunities for our products and services, and allows us to offer competitive pricing levels. Second, within our existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies or across multiple vendor product lines.

We continuously offer best-of-breed solutions to provide our clients with next generation capabilities. During the last fiscal year, we have expanded our managed services offerings to include FlexPod and Cisco Meraki devices. We have also expanded and improved our proprietary software, OneSource ® asset management, which allows companies to take control of their assets, including IT maintenance contracts.

Build Our National Geographic Footprint

We intend to increase our direct sales and targeted marketing efforts in each of our geographic areas. We actively seek to acquire new account relationships through an outbound telesales effort, face-to-face field sales, electronic commerce (especially OneSource®), leveraging our partnerships with vendors, and targeted direct marketing to increase awareness of our solutions. We will also seek to broaden our customer base, expand our geographic reach, improve our technical expertise, and scale our existing operating structure through acquisitions.

Recruit, Retain and Develop Employees

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to take advantage of hiring experienced sales people and engineers, and make strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully, and evaluate strategic hiring opportunities if and when they become available. During the year ended March 31, 2015, as part of our expansion strategy, our customer facing sales and professional services team grew from 662 to 712.

Improve Operational Efficiencies

We continue to invest in our internal technology infrastructure and software platforms to optimize our operations, and to engage in process re-engineering efforts to become more streamlined and cost effective.

RESEARCH AND DEVELOPMENT

We incur software development costs associated with maintaining, enhancing or upgrading our proprietary software, which may be performed by internal IT development resources or by an offshore software-development company that we use to supplement our internal development team.

SALES AND MARKETING

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers and by seeking to acquire new account relationships through outbound telesales efforts, face-to-face field sales and leveraging our partnerships with manufacturers and targeted direct marketing to increase awareness of our solutions. We target enterprises, primarily middle market companies with annual revenues between $20 million and $2.5 billion and large companies. We believe there are over 50,000 potential customers in the middle market and we currently have over 2,900 customers. We undertake direct marketing campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

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

As of March 31, 2015, our sales force consisted of 404 sales, marketing and sales support personnel organized regionally in 33 office locations throughout the United States.

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

For example, in the United States we have six catalog management patents, three image transmission management patents, a patent for collaborative editing of electronic documents over a network, a hosted asset information management patent, and an eCatalog supplier portal patent, among others. The three image transmission patents are scheduled to expire in 2018; the earliest of the catalog management patents is scheduled to expire in 2024; and the patent for collaborative editing of electronic documents over a network is scheduled to expire in 2025, provided that all maintenance fees are paid in accordance with United States Patent and Trademark Office (“USPTO”) regulations. We also have certain patent rights in some European forums, Japan, and Canada. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation. We also have the following registered service/trademarks: ePlus®, eCloud ®, Procure+®, Manage+®, Docpak®, Viewmark®, OneSource® and a trademark pending for “Where Technology Means More”. In addition, we have over 20 registered copyrights and additional common-law trademarks and copyrights.

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

FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without having to take physical delivery of the equipment. Arrow Enterprises, Ingram Micro, and Tech Data are the largest distributors we utilize. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ location, which allows us to keep our inventory of any product and shipping expenses to a minimum. For the year ended March 31, 2015, our largest distributors accounted for 40% of our purchases related to our technology segment net sales.

Sales of products manufactured by Cisco Systems, Hewlett-Packard, and NetApp, whether purchased directly from these vendors or through distributors, represented 49%, 8%, and 7%, respectively, of our technology segment net sales for the year ended March 31, 2015. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort.

Financing and Banking Relationships: We maintain relationships with many financial institutions that provide financing for our business. The companies that provide us with financing of investments originated through our financing segment review and approve the financing based on the credit quality of our customers for which the underlying lease or financing arrangement relates. Our technology segment has a credit facility with GE Capital, Commercial Distribution Finance, which we use for working capital purposes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Risk Management and Process Controls: It is our goal to minimize the financial risks of our assets. To accomplish this goal, we use and maintain conservative underwriting policies and disciplined credit approval processes. We also have internal control processes, including credit management, contract origination and management, cash management, servicing, collections, remarketing and accounting. We may utilize non-recourse financing, which is recourse to our customer and is secured by the underlying assets of the financing arrangement and not our general assets. We may obtain lender commitments before acquiring the related assets.

When desirable, we manage our risk in assets we finance by assigning the contractual payments due under the financing arrangement to third parties rather than owning them. For certain transactions, we may act as an intermediary and obtain commitments for these asset sales before we consummate the lease. We also use agency purchase orders to procure equipment for lease to our customers as an agent, not a principal, and otherwise take measures to minimize our inventory of financed assets. When our technology segment is the supplier of the assets being financed, we maintain certain procurement risks. Additionally, we use fixed-rate funding and issue proposals that adjust for material adverse interest rate movements as well as material adverse changes to the financial condition of the customer.

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

Credit Risk Loss Experience: During the fiscal year ended March 31, 2015, we increased our reserves for credit losses by $125 thousand, and incurred actual credit losses of $257 thousand and had recoveries of $3 thousand. During the fiscal year ended March 31, 2014, we increased our reserves for credit losses by $750 thousand, incurred actual credit losses of $127 thousand and had no recoveries. During the fiscal year ended March 31, 2013, we reduced our reserves for credit losses by $333 thousand, incurred actual credit losses of $144 thousand, and had no recoveries.

BACKLOG

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2015, we had open orders of $74.9 million and deferred revenue of $37.3 million. As of March 31, 2014, we had open orders of $81.4 million and deferred revenues of $23.7 million. We expect that the open orders as of March 31, 2015 will be recognized within ninety days of that date. We also expect that 92% of the deferred revenues as of March 31, 2015 will be recognized within the next twelve months.

EMPLOYEES

As of March 31, 2015, we employed 986 employees who operated through 33 office locations, home offices and customer sites. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

	March 31,
	2015	2014
Sales and Marketing	404	369
Professional Services	308	293
Administration	188	181
Software Development and Internal IT	78	82
Executive Management	8	9
	986	934

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

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2015. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Phillip G. Norton	71	Director, Chairman of the Board of Directors, President and Chief Executive Officer

Mark P. Marron	53	Chief Operating Officer

Elaine D. Marion	47	Chief Financial Officer

Steven J. Mencarini	59	Senior Vice President of Business Operations

The business experience of each executive officer of ePlus is described below:

Phillip G. Norton, joined the Company in March 1993 and has served since as its Chairman of the Board and Chief Executive Officer. Since September 1, 1996, Mr. Norton has also served as President of the Company. Mr. Norton had extensive leasing experience prior to joining ePlus. With over thirty years of senior management experience in the equipment leasing and equipment sales markets, Mr. Norton brings leadership, vision, and extensive business, operating, and financing experience to the Company. He has tremendous knowledge of our markets, and since joining the Company in 1993, he has guided the expansion of our business lines and revenues. Today, we are a provider of advanced technology solutions, leasing, and software with $1.1 billion in revenues, as compared to our initial businesses of equipment leasing and brokerage with revenues of $40 million when the Company went public in 1996. As CEO, Mr. Norton has led several successful capital raising initiatives, including our IPO and secondary offerings and two private equity rounds; multiple accretive acquisitions in three different business lines; the hiring and retention of numerous highly qualified personnel; the successful litigation of multiple patent infringement lawsuits protecting our patent rights; and the development of strong industry relationships with key technology partners.

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

Mark P. Marron, joined us in 2005 as Senior Vice President of Sales. Mr. Marron was appointed as Chief Operating Officer of ePlus inc. and President of ePlus Technology, inc. in 2010. Prior to joining us, from 2001 – 2005 Mr. Marron served as senior vice president of worldwide sales and services of NetIQ. Prior to joining NetIQ, Mr. Marron served as senior vice president and general manager of worldwide channel sales for Computer Associates International Inc. Mr. Marron has a Bachelor’s of Science degree in Computer Science from Montclair State University.

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

Steven J. Mencarini, joined us in June 1997. On September 1, 2008, he became our Senior Vice President of Business Operations. Prior to that, he served as our Chief Financial Officer. Prior to joining us, Mr. Mencarini was Controller of the Technology Management Group of Computer Sciences Corporation (CSC). Mr. Mencarini joined CSC in 1991 as Director of Finance and was promoted to Controller in 1996. Mr. Mencarini is a graduate of the University of Maryland and received a Masters of Taxation from American University in 1985.

Each of our executive officers is chosen by the Board and holds his or her office until his or her successor shall have been duly chosen and qualified or until his or her death or until he or she resigns or is removed by the Board.

ITEM 1A.	RISK FACTORS

General Economic Weakness May Harm Our Operating Results and Financial Condition

Our results of operations are dependent, to a large extent, upon the state of the economy. Economic weakness and uncertainty may result in decreased sales, gross margin, and earnings or growth rates. Adverse economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. As a result, our sales could decrease and reserves for our credit losses and write-offs of receivables may increase.

If We Lost Several of Our Large Customers Our Earnings May be Affected

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments that are terminable by either party upon 30 days’ notice. The loss of our largest customer, or of several of our large customers, or the failure of such customers to pay amounts due to us, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows.

For the year ended March 31, 2015, there was no customer whose sales were greater than 10% of total net sales. For the years ended March 31, 2014 and 2013, sales to a large telecommunications company were approximately 11% and 14% of total net sales, respectively, all of which related to our technology segment.

We Depend on Having Creditworthy Customers to Avoid an Adverse Impact on Our Operating Results and Financial Condition

Our financing and technology segments require sufficient amounts of debt or equity capital to fund our equipment purchases. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, we may find it difficult to continue to obtain the required capital for our business, and our operating results and financial condition may be harmed. In addition to the impact on our ability to attract capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, operating results and financial condition. We are also subject to changes, if any, in our lenders’ willingness to provide financing for different, particularly lower, credit quality lessees.

As of March 31, 2015 and 2014, we had reserves for credit losses of $5.6 million and $5.8 million, respectively, which included a specific reserve of $3.2 million and $3.1 million, respectively, due to a customer that filed for bankruptcy in May 2012.

We May Experience A Reduction in Incentives Offered to Us by Our Vendors That Would Affect Our Earnings

We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, shared marketing expense programs and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that has an adverse effect on us. Vendor funding is used to offset inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of purchases, growth rate of purchases, and marketing programs. If we do not grow our sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives, particularly related to incentive programs with our largest partners, including Cisco Systems and Hewlett-Packard, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes could have a material adverse effect on our business, results of operations and financial condition.

For the fiscal years ended March 31, 2015, 2014, and 2013 vendor incentives earned remained fairly stable as a percent of our consolidated sales of product and services. More specifically, there was only a 0.1% increase in the percentage of vendor incentives earned as a percentage of sales of product and services for the year ended March 31, 2015 compared to the prior year. The change in the amount of vendor incentives earned during the fiscal years ended March 31, 2014 and 2013 resulted in decreases to our gross margins for products and services of 0.1%.

Changes in the IT Industry and/or Rapid Changes in Product Standards May Result in Reduced Demand for the IT Hardware, Software and Services We Sell

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades or methods of distribution. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, infrastructure as a service (“IaaS”), software as a service (“SaaS”), platform as a service (“PaaS”), software defined networking, or other emerging technologies may reduce the demand for products and services we sell to our customers. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. We have invested a significant amount of capital in our services strategy and it may fail due to competition or changes in the industry. If we fail to react in a timely manner to such changes, our results of operations may be significantly adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our results of operations.

We Are Dependent on Continued Innovations in Hardware, Software and Services Offerings by Our Vendors and the Competitiveness of Their Offerings, and Our Ability to Partner With New and Emerging Technology Providers

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings, such as cloud-based solutions, including SaaS, IaaS and PaaS. We are dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by our customers. A decrease in the rate of innovation, or the lack of acceptance of innovations by our customers, could have an adverse effect on our business, results of operations or cash flows.

In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example by providing the appropriate training to our account managers, sales technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or cash flows could be adversely affected.

We also are dependent upon our vendors for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or that we are not authorized to offer in one or more customer channels. In addition, our success is dependent on our ability to develop relationships with and sell hardware, software and services from new emerging vendors and vendors that we have not historically represented in the marketplace. To the extent that a vendor's offering that is highly in demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, or we are unable to develop relationships with new technology providers or companies that we have not historically represented, our business, results of operations or cash flows could be adversely impacted.

We Rely on a Small Number of Key Vendors and Do Not Have Long-Term Supply or Guaranteed Price Agreements or Assurance of Stock Availability with Our Vendors

A substantial portion of our revenue within in our technology segment are dependent on a small number of key vendors including Cisco Systems, Hewlett-Packard, and NetApp. Products manufactured by Cisco Systems represented approximately 49%, 48% and 48% of our technology segment net sales for the years ended March 31, 2015, 2014 and 2013, respectively. Products manufactured by Hewlett-Packard represented approximately 8%, 10% and 11% of our technology segment net sales for the years ended March 31, 2015, 2014 and 2013, respectively. NetApp products represent approximately 7%, 8% and 7% of our technology segment net sales for the years ended March 31, 2015, 2014 and 2013, respectively.

Our industry frequently experiences periods of product shortages from our vendors as a result of our vendors’ difficulties in projecting demand for certain product sold by us, additional trade law provisions or regulations, additional duties, tariffs or other charges on imports or exports, natural disasters affecting our suppliers’ facilities, and significant labor disputes. As we do not stock inventory that is not related to an order we have received from our customer, we are dependent upon the supply of products available from our vendors in order to fulfill orders from our customers on a timely basis. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.

We Depend on Third-Party Companies to Perform Some of Our Obligations to Our Customers, Which if Not Performed Could Cause Significant Disruption to Our Business

We rely on arrangements with third parties to perform certain professional services, managed services, warranties, and configuration services and other services for our customers, which, if not performed by these third parties in accordance with the terms of the agreement or if they cause disruption of or security weaknesses in our customers’ businesses, could result in legal claims or costs to our organization, including monetary damages paid to our customers and an adverse effect on our customer relationships, our brand and our business, results of operations, or cash flows could be affected.

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

Loss of Services of Any of Our Executive Officers and/or Failure to Successfully Implement Succession Plan Could Adversely Affect Our Business

The loss of the services of our executive officers and failure to successfully implement a succession plan could disrupt management of our business and impair the execution of our business strategies. We believe that our success depends in part upon our ability to retain the services of our executive officers and successfully implement a succession plan. Our executive officers have been instrumental in determining our strategic direction and focus. The loss of our executive officers’ services without replacement by qualified successors could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies and could cause other instability within our workforce.

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

We May Not Adequately Protect Ourselves Through Our Contract Vehicles or Our Insurance Policies May Not be Adequate to Address Potential Losses or Claims

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, data security and financing activities. Also, we face pressure from our customers for competitive pricing contract terms. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders have, in the past, brought suit when the underlying transaction turns out poorly for the lenders. We have vigorously defended such cases in the past and will do so in the future, however, we are subject to such suits and the cost of defending such suits due to the nature of our business.

Failure to Comply With Our Public Sector Contracts or Applicable Laws and Regulations Could Result in, Among Other Things, Termination, Fines or Other Liabilities, and Changes in Procurement Regulations Could Adversely Impact Our Business

Revenues in our public sector are derived from sales to SLED customers, through various contracts and open market sales of products and services. Sales to SLED customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of SLED sector customer contracts, and suspension, debarment or ineligibility from doing business with the government and other customers in the SLED sector. In addition, contracts in the SLED sector are generally terminable at any time for convenience of the contracting agency or upon default. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.

We May Not Be Able to Hire and/or Retain Personnel That We Need to Succeed

To increase market awareness and sales of our offerings, we may need to expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must have highly technical hardware and software knowledge in order to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions and we may not be able to hire or retain sufficient numbers of such personnel to maintain and grow our business. Increasingly, our competitors are requiring their employees to agree to non-compete and non-solicitation agreements as part of their employment. This could result in making it more difficult for us to hire and increase our costs by reviewing and managing non-compete restrictions.

We Face Substantial Competition From Larger Companies That May be Difficult to Overcome

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

In our financing segment, we face competition from many sources including much larger companies with greater financial resources. Our competition may originate from vendors of the products we finance or financial partners who choose to market directly to customers through the vendors’ captive leasing organization or large financial institutions such as banks with substantially lower cost of funds. Our competition may lower lease rates in order to increase market share.

We May be Liable for Misappropriation of Our Customers’ or Employees’ Information

The security practices and products used in our product and service offerings or our security practices or products used in our internal information technology systems may be circumvented or sabotaged by third parties, such as hackers, which could result in the disclosure of sensitive information or private personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats.

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ information or employees’ personal information such as credit card information, or such information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts we may enter, or if we give third parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of personal information, including for unauthorized marketing purposes. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, federal and state agencies have been investigating various companies regarding whether they misused or inadequately secured information. We could incur additional expenses if new laws or regulations regarding the use of sensitive information are introduced or if governmental agencies require us to substantially modify our privacy or security practices.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of our security practices we use to protect sensitive customer transaction data and employee data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could cause us to incur significant expense to investigate and respond to a security breach and correct any problems caused by any breach, subject us to liability, damage our reputation and diminish the value of our brand-name.

We May Not Have Designed Our Information Technology Systems to Support Our Business without Failure

We are dependent upon the reliability of our information, telecommunication and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. We must continually improve our systems to maintain efficiency. Poor security practices or design of our information technology systems could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business. Interruption or poor design of our information systems, Internet or telecommunications systems could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

If Securities Analysts Do Not Publish Research or Reports About Our Company, or If They Issue Unfavorable Commentary About Us or Our Industry or Downgrade Our Common Stock, the Price of Our Common Stock Could Decline

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our common stock or issue other negative commentary about us or our industry. If one or more of the analysts that covers us cease coverage, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.

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

The degree of residual realization risk varies by transaction type. Direct financing leases bear less risk because contractual payments typically cover 90% or more of the equipment’s lease cost at inception. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception.

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

Failure to Comply with New or Changes in Laws and Other Legislation May Adversely Impact Our Business

Our operations are subject to numerous U.S. and foreign laws and regulations in a number of areas including, but not limited to, areas of labor and employment, immigration, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against employees, contractors, or agents violating such laws and regulations or our policies and procedures.

We May Be Required to Take Impairment Charges for Goodwill or Other Intangible Assets Related to Acquisitions

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

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2015, we had goodwill and other intangible assets of $40.8 million.

The Soundness of Financial Institutions With Which We Have Relationships Could Adversely Affect Us

We have relationships with many financial institutions, including the lender under our credit facility, and, from time to time, we execute transactions with counterparties in the financial services industry. Some of our balances that we maintain with various financial institutions may exceed the $250,000 maximum insured deposit amount by the FDIC. As a result, defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. In the event that volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to access credit facilities or complete transactions as intended, which could adversely affect our business and results of operations.

Changes in Accounting Rules May Adversely Affect Our Future Financial Results

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. The voluminous number of products and services, and the manner in which they are bundled, are technologically complex and the characterization of these product and services require judgment in order to apply revenue recognition policies. Mischaracterization of these products and services could result in misapplication of revenue recognition polices. Future periodic assessments required by current or new accounting standards may result in noncash charges and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence our customers’ decision to purchase from us or finance transactions with us, which could have a significant adverse effect on our financial position or results of operations.

Our Earnings May Fluctuate, Which Could Adversely Affect the Price of Our Common Stock

Our earnings are susceptible to fluctuations for a number of reasons, including, but not limited to, the risk factors discussed herein. In the event our revenues or net earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock.

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

If Our Proprietary Software Products Contain Defects, Our Business Could Suffer

Products as complex as those used to provide our electronic commerce solutions often contain unknown and undetected errors or performance problems. We may have serious defects immediately following introduction of new products or enhancements to existing products. Undetected errors or performance problems may not be discovered in the future and errors considered by us to be minor may be considered serious by our customers. Our software products may be circumvented or sabotaged by third parties such as hackers which could result in the disclosure of sensitive information or private personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. In addition, our customers may experience a loss in connectivity by our software solutions as a result of a power loss at our data center, Internet interruption or defects in our software. This could result in lost revenues, delays in customer acceptance or unforeseen liabilities that would be detrimental to our reputation and to our business.

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

Future Offerings of Debt or Equity Securities, Which Would Rank Senior to Our Common Stock, May Adversely Affect the Market Price of Our Common Stock

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings, if any. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 31, 2015, we operated from 33 office locations, and a number of home offices or customer sites. Our total leased square footage as of March 31, 2015, was approximately 245 thousand square feet for which we incurred rent expense of approximately $291 thousand per month. Some of our subsidiaries operate in shared office space to improve sales, marketing and cost efficiency. Eleven of our office locations include dedicated or shared space configuration centers; which include certain locations in California, New Hampshire, New York, North Carolina, Pennsylvania, Texas, and Virginia. Some sales and technical service personnel operate from either home offices or space that is provided for by another entity or are located on a customer site.

Our largest office location is in Herndon, VA. The leasing contract extends to December 31, 2017, and contains a renewal option to extend the lease through December 31, 2019. For more information see Exhibit 10.1, of our Form 8-K filed March 6, 2014.

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

MARKET INFORMATION

At March 31, 2015, our common stock traded on The NASDAQ Global Select Market under the symbol  “PLUS.” The following table sets forth the range of high and low closing prices for our common stock during each quarter of the two fiscal years ended March 31, 2015 and 2014.

Quarter Ended	High	Low

Fiscal Year 2015
March 31, 2015	$90.15	$65.67
December 31, 2014	$75.69	$56.05
September 30, 2014	$59.04	$54.28
June 30, 2014	$60.85	$49.74

Fiscal Year 2014
March 31, 2014	$58.08	$52.09
December 31, 2013	$58.25	$48.57
September 30, 2013	$65.91	$51.68
June 30, 2013	$62.41	$40.48

On May 26, 2015, the closing price of our common stock was $83.99 per share. On May 26, 2015, there were 169 stockholders of record of our common stock. We believe there are approximately 2,600 beneficial holders of our common stock.

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

During the year ended March 31, 2013, our Board approved a one-time special cash dividend of $2.50 per share, which was paid December 26, 2012 to stockholders of record as of the close of business on December 17, 2012.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2015.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2014 through April 30, 2014	414,013	$47.78	414,013	200,572	(2)
May 1, 2014 through May 31, 2014	115,230	$53.54	115,230	85,342	(3)
June 1, 2014 through June 15, 2014	22,830	$55.69	22,830	62,512	(4)
June 16, 2014 through June 30, 2014	35,158	$57.69	-	500,000	(5)
July 1, 2014 through July 31, 2014	25,740	$55.67	25,740	474,260	(6)
August 1, 2014 through August 31, 2014	15,377	$54.74	15,377	458,883	(7)
September 1, 2014 through September 30, 2014	57,829	$56.34	57,829	401,054	(8)
October 1, 2014 through October 31, 2014	39,903	$57.59	39,903	361,151	(9)
November 1, 2014 through November 30, 2014	-		-	361,151	(10)
December 1, 2014 through December 31, 2014	-		-	361,151	(11)
January 1, 2015 through January 31, 2015	8,281	$65.82	8,281	352,870	(12)
February 1, 2015 through February 28, 2015	910	$65.95	910	351,960	(13)
March 1, 2015 through March 31, 2015	-		-	351,960	(14)

(1)	All shares acquired were in open-market purchases, except for 35,158 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)	The share purchase authorization in place for the month ended April 30, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of April 30, 2014, the remaining authorized shares to be purchased were 200,572.
(3)	The share purchase authorization in place for the month ended May 31, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of May 31, 2014, the remaining authorized shares to be purchased were 85,342.
(4)	The share purchase authorization in place through June 15, 2014 had purchase limitations on the number of shares of up to 750,000 shares. As of June 15, 2014, the remaining authorized shares to be purchased were 62,512.
(5)	On June 12, 2014, the board of directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock over a 12-month period commencing June 16, 2014. As of June 30, 2014, the remaining authorized shares to be purchased were 500,000.
(6)	The share purchase authorization in place for the month ended July 31, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2014, the remaining authorized shares to be purchased were 474,260.
(7)	The share purchase authorization in place for the month ended August 31, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2014, the remaining authorized shares to be purchased were 458,883.
(8)	The share purchase authorization in place for the month ended September 30, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2014, the remaining authorized shares to be purchased were 401,054.
(9)	The share purchase authorization in place for the month ended October 31, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2014, the remaining authorized shares to be purchased were 361,151.
(10)	The share purchase authorization in place for the month ended November 30, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2014, the remaining authorized shares to be purchased were 361,151.
(11)	The share purchase authorization in place for the month ended December 31, 2014 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2014, the remaining authorized shares to be purchased were 361,151.
(12)	The share purchase authorization in place for the month ended January 31, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of January 31, 2015, the remaining authorized shares to be purchased were 352,870.
(13)	The share purchase authorization in place for the month ended February 28, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of February 28, 2015, the remaining authorized shares to be purchased were 351,960.
(14)	The share purchase authorization in place for the month ended March 31, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of March 31, 2015, the remaining authorized shares to be purchased were 351,960.

The timing and expiration date of the share repurchase authorizations are included in Note 9, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended March 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of March 31, 2015 and 2014 presented below was derived from our audited consolidated financial statements, which are included elsewhere herein. The selected financial data as of and for the years ended March 31, 2012 and 2011 have been derived from our audited consolidated financial statements, which are not included in this report.

	For the years ended March 31,
Statement of Operations Data:	2015	2014	2013	2012	2011
		(in thousands, except per share data)
Net sales	$1,143,282	$1,057,536	$983,112	$825,581	$718,515
Cost of sales	$898,735	$840,623	$778,339	$654,066	$561,072
Gross profit	$244,547	$216,913	$204,773	$171,515	$157,443
Operating expense	$173,837	$156,815	$146,028	$131,941	$116,875
Operating income	$70,710	$60,098	$58,745	$39,574	$40,568
Other income	$7,603	$-	$-	$-	$-
Earnings before provision for income taxes	$78,313	$60,098	$58,745	$39,574	$40,568
Net earnings	$45,840	$35,273	$34,830	$23,367	$23,727

Net earnings per common share - basic	$6.26	$4.41	$4.37	$2.82	$2.83
Net earnings per common share - diluted	$6.19	$4.37	$4.32	$2.79	$2.78
Dividend per common share	$-	$-	$2.50	$-	$-

	As of March 31,
Balance Sheet Data:	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$76,175	$80,179	$52,720	$33,778	$75,756
Accounts receivable—net	$249,803	$243,216	$192,254	$174,599	$121,771
Total financing receivables and operating leases—net	$143,900	$143,739	$122,603	$140,311	$123,510
Total assets	$571,546	$553,845	$439,895	$433,688	$389,191

Total non-recourse and recourse notes payable	$56,564	$68,888	$41,739	$28,055	$29,592
Total liabilities	$292,284	$287,462	$201,663	$214,061	$177,214
Total stockholders' equity	$279,262	$266,383	$238,232	$219,627	$211,977

	For the years ended March 31,
Other Financial Data:	2015	2014	2013	2012	2011
	(in thousands)
Consolidated gross margin	21.4%	20.5%	20.8%	20.8%	21.9%
Gross margin, product and services	19.4%	18.3%	18.0%	17.9%	17.9%
Operating income margin	6.2%	5.7%	6.0%	4.8%	5.6%

Non-GAAP Gross sales of products and services (1)	$1,435,039	$1,276,133	$1,163,577	$978,180	$816,813
Non-GAAP Gross cost of sales, products and services (1)	$1,221,828	$1,090,634	$994,796	$838,787	$696,370

Adjusted EBITDA (2)	$75,043	$62,890	$61,134	$41,239	$41,917
Adjusted EBITDA margin (2)	6.6%	5.9%	6.2%	5.0%	5.8%

Purchases of property and equipment used internally	$3,610	$4,238	$1,436	$1,594	$977
Purchases of equipment under operating leases	8,156	5,714	14,148	6,061	12,424
Total capital expenditures	$11,766	$9,952	$15,584	$7,655	$13,401

We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with GAAP and presented in our consolidated financial statements as well as (i) Non-GAAP Gross Sales of Product and Services, (ii) Non-GAAP Gross Cost of Sales, Product and Services (iii) Adjusted EBITDA and (iv) Adjusted EBITDA margin, all of which are non-GAAP metrics.

(1)
We define non-GAAP gross sales of product and services as our sales of product and services calculated in accordance with GAAP, adjusted to exclude the costs incurred related to sales of third party software assurance, maintenance and services. We define non-GAAP gross cost of sales, product and services as our cost of sales, product and services calculated in accordance with GAAP, adjusted to include the costs incurred related to sales of third party software assurance, maintenance and services. We have provided below a reconciliation of Non-GAAP Gross Sales of Product and Services to Sales of Product and Services, which is the most closely comparable to this non-GAAP financial measure. We have also provided below a reconciliation of Non-GAAP Gross Cost of Sales of Product and Services to Cost of Sales, Product and Services, which is the most closely comparable to this non-GAAP financial measure.

We use Non-GAAP Gross Sales of Product and Services and Non-GAAP Gross Cost of Sales, Product and Services as a supplemental measure of our performance to gain insight into the volume of business generated by our technology segment. Our use of Non-GAAP Gross Sales of Product and Services and Non-GAAP Gross Cost of Sales, Product and Services as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Non-GAAP Gross Sales of Product and Services and Non-GAAP Gross Cost of Sales, Product and Services or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	For the years ended March 31,
	2015	2014	2013	2012	2011
Sales of products and services	$ 1,100,884	$ 1,013,374	$ 936,228	$ 784,951	$ 672,303
Costs incurred related to sales of third party software assurance, maintenance and services	334,155	262,759	227,349	193,229	144,510
Non-GAAP: Gross sales of products and services	$ 1,435,039	$ 1,276,133	$ 1,163,577	$ 978,180	$ 816,813

Cost of sales, product and services	$ 887,673	$ 827,875	$ 767,447	$ 645,558	$ 551,860
Costs incurred related to sales of third party software assurance, maintenance and services	334,155	262,759	227,349	193,229	144,510
Non-GAAP: Gross cost of sales, product and services	$ 1,221,828	$ 1,090,634	$ 994,796	$ 838,787	$ 696,37

(2)
We define Adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the  following: interest expense, depreciation and amortization, provision for income taxes, and other income. Certain operating expenses from the financing segment are excluded from the Adjusted EBITDA. We consider the interest on debt from the financing segment, as well as depreciation of assets under lease, to be operating expenses. We have provided below a reconciliation of Adjusted EBITDA to net earnings, which is the most closely comparable to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

We use Adjusted EBITDA as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

		For the years ended March 31,
	2015	2014	2013	2012	2011
Net earnings	$45,840	$35,273	$34,830	$23,367	$23,727
Provision for income taxes	32,473	24,825	23,915	16,207	16,841
Other income	(7,603)	-	-	-	-
Depreciation and amortization	4,333	2,792	2,389	1,665	1,349
Non-GAAP: Adjusted EBITDA	$75,043	$62,890	$61,134	$41,239	$41,917

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have also continued to strengthen our relationships with vendors focused on emerging technologies, which have enabled us to provide our customers with new and evolving IT solutions. We are an authorized reseller from over 1,000 vendors including Check Point, Cisco Systems, Dell, EMC, FireEye, F5 Networks, Hewlett-Packard, Juniper, McAfee, NetApp, Nimble, Oracle, Palo Alto Networks, Pure Storage, VMware, and among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

Financial Summary

During the year ended March 31, 2015, net sales increased 8.1% to $1,143.3 million, or an increase of $85.7 million over the prior fiscal year. We had a 12.5% increase in non-GAAP gross sales of products and services of $1.44 billion for the year ended March 31, 2015, compared to $1.28 billion last fiscal year. This increase in demand was offset by a shift in product mix; as a higher proportion of our sales consisted of third party software assurance, maintenance and services, which are presented on a gross basis. We believe that our growth outpaced the overall industry due to a gains in market share through capturing additional customer spend, and focusing on faster growing segments within the market, such as virtualization, collaboration, and security. In addition, we added new customers as a result of our own organic sales and marketing efforts as well as through increased vendor referrals, and through acquisitions.

Consolidated gross margins were 21.4% for the year ended March 31, 2015, compared to 20.5% for the year ended March 31, 2014. The increase in gross margins was due to shifts in our product mix resulting from our continued focus on value added services for our customers, including the increase in sales of our advanced professional and managed services, and sales of third party maintenance agreements on core elements of our customers’ IT environment.

Operating income increased $10.6 million, or 17.7%, to $70.7 million and operating margin increased by 50 basis points to 6.2%, as compared to the year ended March 31, 2014. Net earnings for the year ended March 31, 2015 increased 30.0% to $45.8 million, as compared to the year ended March 31, 2014. Net earnings included other non-operating income of $7.6 million for the year ended March 31, 2015, primarily due to a $6.2 million payment received from a class action suit which alleged that a group of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers. Adjusted EBITDA increased $12.2 million, or 19.3%, to $75.0 million and Adjusted EBITDA margin increased 62 basis points to 6.6% for the year ended March 31, 2015, as compared to the prior period.

Diluted earnings per share increased 41.7% to $6.19 per share for the year ended March 31, 2015, as compared to $4.37 per share for the year ended March 31, 2014.

Cash and cash equivalents decreased $4.0 million, or 5.0%, to $76.2 million at March 31, 2015 compared to March 31, 2014. The decrease in our cash and cash equivalents was due, in part, to funds generated from operations used to repurchase our common stock during the year ended March 31, 2015 and the acquisition of Evolve. Share repurchases included 400,000 shares of our common stock for $19.0 million in connection with the public underwritten secondary offering by certain of our existing stockholders. During the fiscal year ended March 31, 2015, we repurchased 700,113 shares of our common stock for a total purchase price of $35.7 million. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

Segment Overview

Our operations are conducted through two segments: technology and financing.

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

We endeavor to minimize the cost of sales through incentive programs provided by vendors and distributors. The programs we qualify for are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs.

Financing Segment

Our financing segment offers financing solutions to corporations, governmental entities, and educational institutions nationwide and also in Canada and Iceland. The financing segment derives revenue from leasing IT and medical equipment and the disposition of that equipment at the end of the lease. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services.

Financing revenue generally falls into the following three categories:

•	Portfolio income: Interest income from financing receivables and rents due under operating leases;
•	Transactional gains: Net gains or losses on the sale of financial assets; and
•	Post-contract earnings: Month-to-month rents; early termination, prepayment, make-whole, or buyout fees; and net gains on the sale of off-lease (used) equipment.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, Financial Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, which will update ASC topic Revenue from Contracts with Customers. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. The standard will become effective for us on April 1, 2017. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual periods beginning after that date. We are currently evaluating the impact it will have on our financial statements and disclosures and have not yet selected our planned transition approach.

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

For arrangements with multiple elements, we allocate the total consideration to the deliverables based on an estimated selling price. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which is based on our established policies and procedures for providing customers with quotes, as well as on historical data.

Generally, sales of third-party products and software are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product or software recorded as cost of sales. Revenue is recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery for products is typically performed via drop-shipment by the vendor or distributor to our customers’ location, and for software via electronic delivery. Using these tests, the vast majority of our sales are recognized upon delivery due to our sales terms with our customers. We estimate the product delivered to our customers at the end of each quarter based upon an analysis of current quarter and historical delivery dates.

We sell software assurance, subscription licenses, maintenance and service contracts where the services are performed by a third party. Software assurance is a service that allows customers to upgrade at no additional cost to the latest technology, if new applications are introduced during the period for which the software assurance is in effect. As we enter into contracts with third-party service providers, we evaluate whether we are acting as a principal or agent in the transaction. We conclude that we are acting as an agent and recognize revenue on a net basis at the date of sale when we are not responsible for the day-to-day provision of services in these arrangements and our customers are aware that the third-party service provider will provide the services to them.

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

We account for the transfer of financial assets as sales or secured borrowings in accordance with Transfers and Servicing in the Codification. For transfers that qualify for sale treatment, we recognize a net gain on the effective date of the transfer.

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

For the annual impairment assessment performed during the third quarter of the year ended March 31, 2015, we elected to bypass the qualitative assessment and estimated the fair values of our reporting units using the best information available, including prices for similar assets and liabilities and other valuation techniques. The fair values of our reporting units significantly exceeded their respective carrying amounts and the recoverability of goodwill would not have been impacted by a 10% change in the fair values.

VENDOR CONSIDERATION. We receive payments and credits from vendors and distributors, including consideration pursuant to volume incentive programs, and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific goals to achieve. We estimate the amount of vendor consideration earned when it is probable and reasonably estimable using the best information available, including historical data.

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

The reserve for credit losses as of March 31, 2015 and March 31, 2014 included a specific reserve of $3.2 million due to one specific customer, which filed for bankruptcy in May 2012.

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

RESULTS OF OPERATIONS

The Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2015 and 2014 were as follows (in thousands):

	Year Ended March 31,
	2015	2014	Change
Sales of product and services	$1,100,884	$1,013,374	$87,510	8.6%
Fee and other income	7,565	8,037	(472)	(5.9%)
Net sales	1,108,449	1,021,411	87,038	8.5%
Cost of sales, product and services	887,673	827,875	59,798	7.2%
Gross profit	220,776	193,536	27,240	14.1%

Professional and other fees	5,340	7,557	(2,217)	(29.3%)
Salaries and benefits	128,945	113,481	15,464	13.6%
General and administrative	25,437	21,103	4,334	20.5%
Interest and financing costs	96	84	12	14.3%
Operating expenses	159,818	142,225	17,593	12.4%

Segment earnings	$60,958	$51,311	$9,647	18.8%

Net sales: Net sales for the year ended March 31, 2015 increased by $87.0 million to $1,108.4 million due to an increase in demand for products and services from our large and middle-market customers. Sales of product and services increased 8.6% due to a 12.5% increase in non-GAAP gross sales of product and services to $1.44 billion from $1.28 billion last year, which was offset by a shift in product mix, as a higher proportion of our sales consisted of third party software assurance, maintenance and services, which are presented on a net basis. We had year over year growth in our quarterly sales of product and services for all quarters during the year ended March 31, 2015. We experienced sequential increases in quarterly sales of product and services during the first three quarters of the year ended March 31, 2015 and a decrease during the fourth quarter. The sequential decrease in net sales for our fourth quarter over the prior quarter is primarily due to changes in customer demand as the IT spending cycle for many of our commercial customers tends to increase towards the end of their fiscal (calendar) years.

The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
March 31, 2015	(13.0%)	3.2%
December 31, 2014	3.2%	15.6%
September 30, 2014	9.7%	9.7%
June 30, 2014	4.8%	5.8%

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2015, we had open orders of $74.9 million and deferred revenue of $37.0 million. As of March 31, 2014, we had open orders of $81.4 million and deferred revenues of $23.2 million. The increase of $13.8 million in deferred revenues as of March 31, 2015 over the prior year is due to several purchases of equipment that have been invoiced to our customers but had yet to be delivered as of March 31, 2015.

Gross profit: Our gross margin on the sale of product and services increased to 19.4% for the year ended March 31, 2015, from 18.3% in the prior year due to an increase in sales of third-party software assurance, maintenance, and services, for which the revenues are presented on a net basis, as well as increases in revenues from our professional and managed service. There was a 0.1% increase in the percentage of vendor incentives earned as a percentage of sales of product and services for the year ended March 31, 2015 compared to the prior year. There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Operating expenses: Total operating expenses of $159.8 million for the year ended March 31, 2015 increased by $17.6 million or 12.4% from the prior year. Professional and other fees decreased $2.2 million, or 29.3%, to $5.3 million, compared to $7.6 million during the prior year due to $1.9 million of fees incurred in the prior period related to the patent infringement litigation. These types of patent infringement cases are complex in nature, and are likely to have significant expenses associated with them. We cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution.

Salaries and benefits increased $15.5 million or 13.6% to $128.9 million, compared to $113.5 million during the prior year. Approximately 48% of this increase was due to higher variable compensation due to the increase in gross profit, and the remaining increase was due to an increase in the number of employees. Our technology segment had 936 employees as of March 31, 2015, an increase of 57, or 6.5%, from 879 at March 31, 2014, of which 88% of the positions added in the past year relate to sales and technical support personnel.

General and administrative expenses increased $4.3 million, or 20.5%, to $25.4 million during the fiscal year ended March 31, 2015 compared to $21.1 million the prior year. We incurred $1.6 million of additional costs due to depreciation and amortization expense related to the acquisition of Evolve in August, 2014, the acquisition of AdviStor in November, 2013 and our next generation data center that went live in February, 2014. We also incurred additional expenses due to increases in personnel, including communications, and travel and entertainment expenses.

Segment earnings: As a result of the foregoing, segment earnings increased $9.6 million, or 18.8%, to $61.0 million for the year ended March 31, 2015.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2015 and 2014 were as follows (in thousands):

Year Ended March 31,
2015	2014	Change
Financing revenue	$34,728	$35,896	$(1,168)	(3.3%)
Fee and other income	105	229	(124)	(54.1%)
Net sales	34,833	36,125	(1,292)	(3.6%)
Direct lease costs	11,062	12,748	(1,686)	(13.2%)
Gross profit	23,771	23,377	394	1.7%

Professional and other fees	1,168	1,484	(316)	(21.3%)
Salaries and benefits	9,141	9,670	(529)	(5.5%)
General and administrative	1,427	1,572	(145)	(9.2%)
Interest and financing costs	2,283	1,864	419	22.5%
Operating expenses	14,019	14,590	(571)	(3.9%)

Operating income	9,752	8,787	965	11.0%

Other income	7,603	-	7,603	n/	a
Segment earnings	$17,355	$8,787	$8,568	97.5%

Net sales: Net sales decreased by $1.3 million, or 3.6%, to $34.8 million for the year ended March 31, 2015 due to a decrease in both in financing revenue and fee and other income. The decrease in financing revenues was due to lower transactional gains, partially offset by higher post-contract earnings. Transactional gains decreased to $5.9 million for the year ended March 31, 2015 from $8.5 million in the prior year due to lower margins realized on sales of financing receivables. Total proceeds from sales of financing receivables were $181.3 million and $187.2 million for the years ended March 31, 2015 and 2014, respectively. Post-contract earnings increased to $10.3 million for the year ended March 31, 2015 from $8.8 million in the prior year, due to an increase in renewal rent.

Our total financing receivables and operating leases increased slightly as of March 31, 2015 to $143.9 million from $143.7 million in the prior year, which was due to originations during the year, offset by repayments and sales of financial assets.

Gross profit: Gross profit increased $0.4 million due to a reduction in direct lease cost for the year ended March 31, 2015 of $1.7 million principally due to lower depreciation for assets under operating leases compared to the prior year. Lower revenue of $1.3 million mostly offset the decrease in direct lease costs for the year ended March 31, 2015.

Operating expenses: For the year ended March 31, 2015, operating expenses decreased $0.6 million, or 3.9% as decreases in professional fees and salaries and benefits were offset by higher interest and financing costs. Professional and other fees decreased by $0.3 million or 21.3% to $1.2 million due to lower legal fees. Salaries and benefits decreased by $0.5 million, or 5.5%, to $9.1 million due a slight decrease in personnel. Our financing segment employed 50 people as of March 31, 2015 compared to 55 employees as of March 31, 2014. General and administrative expenses decreased $0.1 million primarily due to lower reserves for credit losses.

Interest and financing costs increased $0.4 million or 22.5% to $2.3 million during the year ended March 31, 2015, as compared to $1.9 million during the prior year. While total notes payable decreased as of March 31, 2015, our average balance of notes payable outstanding during the year was higher due to additional borrowings in the fourth quarter of fiscal year 2014. Our weighted average interest rate for our notes payable was 3.23% as of March 31, 2015 compared to 3.48% for March 31, 2014.

Other income: On October 31, 2014, we received payment in the amount of $6.2 million related to our claim in a class action suit which alleged that a group of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers.

In April 2014, we entered into an arrangement to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million.

Segment earnings: As a result of the foregoing, earnings increased $8.6 million, or 97.5%, to $17.4 million for the year ended March 31, 2015.

Consolidated

Income taxes: Our effective income tax rates for the years ended March 31, 2015 and 2014 were 41.5% and 41.3%, respectively. The increase in effective income tax rate is primarily due to changes in state apportionment factors.

Net earnings: Net earnings were $45.8 million for the year ended March 31, 2015, an increase of 30.0% as compared to $35.3 million in the prior fiscal year.

Basic and fully diluted earnings per common share were $6.26 and $6.19, respectively, for the year ended March 31, 2015. Basic and fully diluted earnings per common share were $4.41 and $4.37, respectively, for the year ended March 31, 2014.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2015 were 7.3 million and 7.4 million and for the year ended March 31, 2014 were, 7.9  million and 8.0 million, respectively.

The Year Ended March 31, 2014 Compared to the Year Ended March 31, 2013

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2014 and 2013 were as follows (in thousands):

	Year Ended March 31,
	2014	2013	Change
Sales of product and services	$1,013,374	$936,228	$77,146	8.2%
Fee and other income	8,037	6,949	1,088	15.7%
Net sales	1,021,411	943,177	78,234	8.3%
Cost of sales, product and services	827,875	767,447	60,428	7.9%
Gross profit	193,536	175,730	17,806	10.1%

Professional and other fees	7,557	9,638	(2,081)	(21.6%)
Salaries and benefits	113,481	100,447	13,034	13.0%
General and administrative	21,103	19,028	2,075	10.9%
Interest and financing costs	84	89	(5)	(5.6%)
Operating expenses	142,225	129,202	13,023	10.1%

Segment earnings	$51,311	$46,528	$4,783	10.3%

Net sales: Net sales for the year ended March 31, 2014 increased by $78.2 million to $1,021.4 million due to an increase in sales of product and services to our large and middle-market customers. We had year over year growth in our quarterly sales of product and services during the year ended March 31, 2014. We experienced sequential increases in quarterly sales of product and services during the first two quarters of the year ended March 31, 2014 and slight decreases during the third and fourth quarters. The sequential decrease in net sales over the last two quarters is primarily due to changes in customer demand as the IT spending cycle for many of our commercial customers tends to increase towards the end of their fiscal years.

The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
March 31, 2014	(2.5%)	11.4%
December 31, 2013	(2.1%)	12.1%
September 30, 2013	5.8%	4.4%
June 30, 2013	10.4%	5.4%

We rely on vendors and distributors to fulfill shipments to our customers, which occur on a regular basis. As of March 31, 2014, we had open orders of $81.4 million and deferred revenue of $23.2 million. As of March 31, 2013, we had open orders of $55.4 million and deferred revenues of $16.7 million.

Gross profit: Our gross margin on the sale of product and services increased to 18.3% for the year ended March 31, 2014, from 18.0% in the prior year. Our gross margin increased due to an increase in sales of third-party software assurance, maintenance, and services, for which the revenues are presented on a net basis, as well as increases in service revenues. Vendor incentives earned decreased slightly as a percentage of sales of product and services. There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Operating expenses: Total operating expenses increased by $13.0 million or 10.1% for the year ended March 31, 2014 from the prior year to $142.2 million. Professional and other fees decreased $2.1 million, or 21.6%, to $7.6 million for the year ended March 31, 2014, compared to $9.6 million during the prior year. These decreases are primarily due to lower fees related to the patent infringement litigation, which were $1.9 million and $3.3 million for the years ended March 31, 2014 and 2013, respectively. These types of patent infringement cases are complex in nature, and are likely to have significant expenses associated with them. We cannot predict whether we will be successful in our claims for damages, whether any award ultimately received will exceed the costs incurred to pursue these matters, or how long it will take to bring these matters to resolution. In addition, we experienced lower accounting and other professional fees in the fiscal year ended March 31, 2014.

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

Segment earnings: As a result of the foregoing, segment earnings increased $4.8 million, or 10.3%, to $51.3 million for the year ended March 31, 2014.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2014 and 2013 were as follows (in thousands):

	Year Ended March 31,
	2014	2013	Change
Financing revenue	$35,896	$38,384	$(2,488)	(6.5%)
Fee and other income	229	1,551	(1,322)	(85.2%)
Net sales	36,125	39,935	(3,810)	(9.5%)
Direct lease costs	12,748	10,892	1,856	17.0%
Gross profit	23,377	29,043	(5,666)	(19.5%)

Professional and other fees	1,484	3,460	(1,976)	(57.1%)
Salaries and benefits	9,670	10,516	(846)	(8.0%)
General and administrative	1,572	1,071	501	46.8%
Interest and financing costs	1,864	1,779	85	4.8%
Operating expenses	14,590	16,826	(2,236)	(13.3%)

Segment earnings	$8,787	$12,217	$(3,430)	(28.1%)

Net sales: Net sales decreased by $3.8 million, or 9.5%, to $36.1 million for the year ended March 31, 2014 due to a decrease in both in financing revenue and fee and other income. The decrease in financing revenues was due to lower post-contract earnings, offset by higher transactional gains. Post-contract earnings decreased to $8.8 million for the year ended March 31, 2014 from $12.7 million in the prior year, due to the early termination of certain lease agreements in fiscal year 2014. Transactional gains increased to $8.5 million for the year ended March 31, 2014 from $7.1 million in the prior year due to higher volume of sales of financing receivables. Total proceeds from sales of financing receivables were $187.2 million and $142.3 million for the years ended March 31, 2014 and 2013, respectively. Fee and other income was lower than the prior year by $1.3 million due to decreases in remarketing income of $0.9 million and broker fee income of $0.4 million.

Our total financing receivables and operating leases increased as of March 31, 2014 to $143.7 million from $122.6 million in the prior year, which was due to originations during the year, offset by repayments and sales of financial assets.

Gross profit: Gross profit decreased $5.7 million or 19.5% during the fiscal year ended March 31, 2015 due to the decrease in revenue of $3.8 million and higher direct lease costs, which increased $1.9 million due to higher depreciation expense related to operating leases.

Operating expenses: Total operating expenses decreased by $2.2 million or 13.3% for the year ended March 31, 2014 from the prior year to $14.6 million. Professional and other fees decreased by $2.0 million or 57.1% due largely to broker fees $1.8 million incurred in fiscal year 2013 in connection with the sale of a portion of our financing receivables, as well as lower legal fees. Salaries and benefits decreased by $0.8 million, or 8.0%, to $9.7 million due to lower commissions as a result of the decrease in revenues during the period. Our financing segment employed 55 people as of March 31, 2014 and March 31, 2013. General and administrative expenses increased $0.5 million due to additional reserves for credit losses recorded during the year.

Interest and financing costs increased $85 thousand or 4.8% to $1.9 million during the year ended March 31, 2014, as compared to $1.8 million during the prior year. This increase is primarily due to higher notes payable balances partially offset by lower interest rates. Total notes payable increased to $68.9 million as of March 31, 2014 as compared to $41.7 million at March 31, 2013, while our weighted average interest rate for our notes payable decreased to 3.48% as of March 31, 2014 compared to 4.25% as of March 31, 2013.

Segment earnings: As a result of the foregoing, segment earnings decreased $3.4 million, or 28.1%, to $8.8 million for the year ended March 31, 2014.

Consolidated

Income taxes: Our effective income tax rates for the years ended March 31, 2014 and 2013 were 41.3% and 40.7%, respectively. The increase in effective income tax rate is primarily due to changes in state apportionment factors.

Net earnings: Net earnings were $35.3 million for the year ended March 31, 2014, an increase of 1.3% as compared to $34.8 million in the prior fiscal year.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance, or GECDF, with an aggregate credit limit of $225 million. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our condensed consolidated balance sheets. There was no outstanding balance at March 31, 2015 or March 31, 2014, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$13,847	$(8,223)	$41,270
Net cash used in investing activities	(30,592)	(28,797)	(12,658)
Net cash provided by (used in) financing activities	12,820	64,459	(9,667)
Effect of exchange rate changes on cash	(79)	20	(3)
Net (decrease) increase in cash and cash equivalents	$(4,004)	$27,459	$18,942

Cash flows from operating activities. Cash provided by operating activities totaled $13.8 million in the year ended March 31, 2015. Net earnings adjusted for the impact of non-cash items was $45.5 million. Net changes in assets and liabilities resulted in a decrease to cash of $31.6 million, primarily due to cash used for financing receivables of $19.6 million, and additional working capital needs in our technology segment. The change in financing receivables included within cash flows from operations consists of assets financed by our financing segment that were purchased through our technology segment.

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

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	as of March 31,
	2015	2014	2013

Days sales outstanding (1)	60	53	55
Days inventory outstanding (2)	8	7	7
Days payable outstanding (3)	(45)	(41)	(39)
Cash conversion cycle	23	19	23

(1)	Represents the rolling three-month average of the balance of trade accounts receivable-trade, net for our Technology segment at the end of the period divided by non-GAAP gross sales of product and services for the same three-month period.
(2)	Represents the rolling three-month average of the balance of inventory, net for our Technology segment at the end of the period divided by non-GAAP gross cost of sales, product and services for the same three-month period.
(3)	Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our Technology segment at the end of the period divided by non-GAAP gross cost of sales, product and services for the same three-month period.

Our standard payment term for customers is between 30-60 days; however, certain customers or orders may be approved for extended payment terms. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date.

Our cash conversion cycle increased to 23 days at March 31, 2015, compared to 19 days at March 31, 2014, primarily driven by an increase in DSO, which was partially offset by an increase in DPO. Our DSO as of March 31, 2015, was negatively impacted by the increase in deferred revenues, which was due to certain equipment orders for which delivery had not occurred as of March 31, 2015.  The remaining increase in our DSO was due to timing of collections.  The increase in DPO was due to an increase in the average balance of invoices processed through our credit facility. Our cash conversion cycle improved to 19 days at March 31, 2014, compared to 23 days at March 31, 2013 due to improved collections, which decreased our DSO, as well as an increase in DPO. The increase in DPO was due the timing of orders processed during the quarter, as a higher proportion were processed during the last two weeks of March 2014 than March 2013.

Cash flows related to investing activities. Cash used in investing activities was $30.6 million during the year ended March 31, 2015, primarily due to net issuances of financing receivables of $21.7 million, purchases of property, equipment, and operating lease equipment, and assets to be leased of $11.9 million and cash used in acquisitions, net of cash acquired of $8.1 million, partially offset by proceeds from sale of property, equipment, and operating lease equipment of $8.6 million and maturities of supplemental benefit plan investments of $2.5 million. The net issuance of financing receivables included within cash flows from investing activities consists of assets financed by our financing segment that were purchased from third party vendors.

Cash used in investing activities was $28.8 million during the year ended March 31, 2014, primarily due to net issuances of notes receivable of $20.0 million, purchases of property, equipment, and operating lease equipment, and assets to be leased of $15.4 million and cash used in acquisitions, net of cash acquired of $2.8 million, partially offset by proceeds from sale of property, equipment, and operating lease equipment of $4.1 million.

Cash used in investing activities were $12.7 million during the year ended March 31, 2013, primarily due to purchases of property, equipment and operating lease equipment of $15.6 million and net issuance of notes receivable of $5.3 million, partially offset by net changes in short-term investments of $6.4 million.

Cash flows from financing activities. Cash provided by financing activities was $12.8 million for the year ended March 31, 2015, driven by net borrowings of non-recourse and recourse notes payable of $50.5. This cash provided by financing activities is partially offset by repurchases of common stock of $37.7 million.

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

Non-Cash Activities

We assign contractual payments due under lease and financing agreements to third-party financial institutions, which are accounted for as non-recourse notes payable. As a condition to the assignment agreement, certain financial institutions may request that the customer remit their contractual payments to a trust; rather than to us, and the trust pays the financial institution. Alternatively, if the structure of the agreement does not require a trustee, the customer will continue to make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either assignment structure is similar, in that the assigned contractual payments are paid by the customer and remitted to the lender to pay down the corresponding non-recourse notes payable. However, these assignment structures are classified differently within our consolidated statements of cash flows. More specifically, we are required to exclude non-cash transactions from our consolidated statement of cash flows, so certain contractual payments made by the customer to the trust are excluded from our operating cash receipts and the corresponding repayment of the non-recourse notes payable from the trust to the third-party financial institution are excluded from our cash flows from financing activities. Contractual payments received by the trust and paid to the lender on our behalf are disclosed as a non-cash financing activity.

Liquidity and Capital Resources

We may utilize non-recourse notes payable to finance approximately 80% to 100% of the purchase price of the assets being leased or financed by our customers. Any balance of the purchase price remaining after non-recourse funding and any upfront payments received from the customer (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our financing arrangements and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all.

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

At March 31, 2015, our non-recourse notes payable portfolio decreased 19.1% to $52.9 million, as compared to $65.3 million at March 31, 2014. Our recourse notes payable increased by $0.1 million to $3.7 million as of March 31, 2015, compared to $3.6 million as of March 31, 2014.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of March 31, 2015, the facility had an aggregate limit of the two components of $225.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2015. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

Floor Plan Component

The traditional business of ePlus Technology, inc. as a seller of computer technology, related peripherals and software products, is in part financed through a floor plan component in which interest expense for the first thirty to sixty days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our condensed consolidated balance sheets, as they are normally repaid within the fifteen to sixty-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases we are able to pay invoices early and receive a discount, but if the fifteen to sixty-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2015	Balance as of March 31, 2015	Maximum Credit Limit at March 31,2014	Balance as of March 31, 2014
$225,000	$99,418	$175,000	$93,416

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at March 31, 2015 or March 31, 2014, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

First Virginia Community Bank, (formerly 1st Commonwealth Bank of Virginia), provides us with a $0.5 million credit facility, which will mature on October 26, 2015. This credit facility is available for us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of March 31, 2015 and March 31, 2014, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2015 and 2014, we were not involved in any unconsolidated special purpose entity transactions.

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

Contractual Obligations

The impact that our contractual obligations as of March 31, 2015 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	1 year	Years 2 & 3	Years 4 & 5	More than 5 years

Recourse & non-recourse notes payable (1)	$56,564	$29,449	$24,740	$1,822	$554
Interest payments on recourse and non-recourse notes payable	$2,404	$1,464	$839	$91	$10
Operating lease obligations (2)	11,210	4,199	5,726	1,279	6
Total	$70,178	$35,112	$31,305	$3,192	$570

(1)	Payments reflected principal amounts related to the recourse and non-recourse notes payable.
(2)	Rental and services obligations

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of March 31, 2015, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

Based on the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2015 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2015.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2015, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-3.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our directors may be found under the caption “Proposals – Proposal 1 – Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance, Related Person Transactions and Indemnification”, “Committees of the Board of Directors” and “Corporate Governance” is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the caption “Proposals – Proposal 3 – Ratification of the appointment of Deloitte and Touche LLP as our independent auditors for our fiscal year ending March 31, 2016” is incorporated herein by reference.

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

Exhibits 10.2 through 10.22 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, filed on September 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008).

3.2	Amended and Restated Bylaws of ePlus amended as of February 17, 2015 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 23, 2015).

4	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.1
Form of Indemnification Agreement entered into between ePlus and its directors and officers (Incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.2
Employment Agreement dated September 27, 2011, between ePlus inc. and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2011).

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

10.6
Amended and Restated Employment Agreement effective August 1, 2013, between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 2, 2013).

10.7
Amended and Restated Employment Agreement effective August 1, 2013, between ePlus inc. and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 2, 2013).

10.8
Amended and Restated Employment Agreement effective August 1, 2013. between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014).

10.9	2008 Non-Employee Director Long-Term Incentive Plan as amended (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, for the period ended December 31, 2012).

10.10	2008 Employee Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 19, 2008).

10.11	Form of Award Agreement – Restricted Stock Awards (Incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 19, 2008).

10.12	Form of Award Agreement – Restricted Stock Units (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 19, 2008).

10.13
Form of Award Agreement – Restricted Stock Award Agreement (for awards granted on or after September 23, 2011) (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 26, 2011)

10.14
Form of Award Agreement – Restricted Stock Agreement (director quarterly grants only for awards granted on or after September 23, 2011) (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 26, 2011)

10.15
Form of Award Agreement – Restricted Stock Unit Award Agreement (for awards granted on or after September 23, 2011) (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 26, 2011)

10.16	ePlus inc. Supplemental Benefit Plan for Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.17	ePlus inc. Form of Supplemental Benefit Plan Participation Election Form (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 2, 2005).

10.18	Form of Amendment to ePlus inc. Supplemental Benefit Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2008).

10.19	ePlus inc. Executive Incentive Plan effective April 1, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2011).

10.20	ePlus inc. 2012 Employee Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012).

10.21
Form of Award Agreement – Restricted Stock Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.22
Form of Award Agreement – Restricted Stock Unit Award Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.23
Limited Guaranty dated June 24, 2004 between GE Commercial Distribution Finance Corporation and ePlus inc. (Incorporated herein by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 17, 2005).

10.24
Collateralized Guaranty, dated March 30, 2004, between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on November 17, 2005).

10.25
Amendment to Collateralized Guaranty, dated November 14, 2005, between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on November 17, 2005).

10.26
Amended and Restated Business Financing Agreement, dated July 23, 2012, between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2012).

10.27
Amendment No. 1, dated July 31, 2014, to Amended and Restated Business Financing Agreement between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.28
Amended and Restated Agreement for Wholesale Financing, dated July 23, 2012, between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 26, 2012).

10.29
Amendment No. 1, dated July 31, 2014, to Amended and Restated Agreement for Wholesale Financing between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.30
Deed of Lease by and between ePlus inc. and Norton Building I, LLC dated as of December 23, 2004 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2004).

10.31
Amendment #1 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of July 1, 2007 (Incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.32
Amendment #2 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 18, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2009).

10.33
Amendment #3 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 22, 2010 (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010).

10.34
Amendment #4 to Deed of Lease by and between ePlus inc. and H/F Techpointe, LLC, dated as of March 4, 2014 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 6, 2014).

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of ePlus inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer of ePlus inc.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer of ePlus inc.

32	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	See item 15(a)(3) above.

(c)	See Item 15(a)(1) and 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePlus inc.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
Date: May 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: May 28, 2015

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 28, 2015

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 28, 2015

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 28, 2015

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: May 28, 2015

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: May 28, 2015

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: May 28, 2015

/s/ IRA A. HUNT
By: Ira A. Hunt, Director
Date: May 28, 2015

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: May 28, 2015

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia

May 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended March 31, 2015 of the Company and our report dated May 28, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia

May 28, 2015

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)	As of March 31, 2015	As of March 31, 2014

ASSETS

Current assets:
Cash and cash equivalents	$76,175	$80,179
Accounts receivable—trade, net	218,458	211,314
Accounts receivable—other, net	31,345	31,902
Inventories—net	19,835	22,629
Financing receivables—net, current	66,909	57,749
Deferred costs	20,499	10,819
Deferred tax assets	3,643	3,742
Other current assets	7,413	6,925
Total current assets	444,277	425,259

Financing receivables and operating leases—net	76,991	85,990
Property, equipment and other assets	9,480	8,013
Goodwill and other intangible assets	40,798	34,583
TOTAL ASSETS	$571,546	$553,845

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable—equipment	$20,330	$6,772
Accounts payable—trade	46,090	61,940
Accounts payable—floor plan	99,418	93,416
Salaries and commissions payable	14,860	12,401
Deferred revenue	34,363	21,840
Recourse notes payable - current	889	1,460
Non-recourse notes payable - current	28,560	30,907
Other current liabilities	13,575	15,382
Total current liabilities	258,085	244,118

Recourse notes payable - long term	2,801	2,100
Non-recourse notes payable - long term	24,314	34,421
Deferred tax liability - long term	3,271	5,001
Other liabilities	3,813	1,822
TOTAL LIABILITIES	292,284	287,462

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,114 issued and 7,389 outstanding at March 31, 2015 and 13,026 issued and 8,036 outstanding at March 31, 2014	131	130
Additional paid-in capital	111,072	105,924
Treasury stock, at cost, 5,725 and 4,990 shares, respectively	(118,179)	(80,494)
Retained earnings	286,477	240,637
Accumulated other comprehensive income—foreign currency translation adjustment	(239)	186
Total Stockholders' Equity	279,262	266,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$571,546	$553,845

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2015	2014	2013
	(amounts in thousands, except per share data)

Net sales	$1,143,282	$1,057,536	$983,112
Cost of sales	898,735	840,623	778,339
Gross profit	244,547	216,913	204,773

Professional and other fees	6,508	9,041	13,098
Salaries and benefits	138,086	123,151	110,963
General and administrative expenses	26,864	22,675	20,099
Interest and financing costs	2,379	1,948	1,868
Operating expenses	173,837	156,815	146,028

Operating income	70,710	60,098	58,745

Other income	7,603	-	-

Earnings before tax	78,313	60,098	58,745

Provision for income taxes	32,473	24,825	23,915

Net earnings	$45,840	$35,273	$34,830

Net earnings per common share—basic	$6.26	$4.41	$4.37
Net earnings per common share—diluted	$6.19	$4.37	$4.32

Weighted average common shares outstanding—basic	7,318	7,927	7,810
Weighted average common shares outstanding—diluted	7,393	7,999	7,903

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2015	2014	2013
	( in thousands)

NET EARNINGS	$45,840	$35,273	$34,830

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(425)	(224)	(55)
Other comprehensive income (loss)	(425)	(224)	(55)

TOTAL COMPREHENSIVE INCOME	$45,415	$35,049	$34,775

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$45,840	$35,273	$34,830

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	15,575	14,755	12,168
Reserve for credit losses, inventory obsolescence and sales returns	125	853	(192)
Share-based compensation expense	4,585	3,968	3,283
Excess tax benefit from share-based compensation	(564)	(1,762)	(1,648)
Deferred taxes	(1,863)	(3,536)	(991)
Payments from lessees directly to lenders—operating leases	(7,685)	(7,539)	(5,567)
Gain on disposal of property, equipment and operating lease equipment	(3,112)	(2,473)	(946)
Gain on sale of financing receivables	(5,884)	(5,843)	(2,997)
Excess increase in cash value of life insurance	-	(103)	(107)
Gain on settlement	(1,434)	-	-
Other	(127)	109	15
Changes in:
Accounts receivable—trade	1,372	(36,751)	(14,230)
Accounts receivable—other	(2,407)	(2,621)	(3,610)
Inventories	3,161	(7,724)	8,764
Financing receivables	(19,560)	(30,792)	18,763
Deferred costs, other intangible assets and other assets	(10,060)	(1,179)	(479)
Accounts payable—equipment	(349)	3,578	(11,708)
Accounts payable—trade	(16,461)	29,512	4,568
Salaries and commissions payable, deferred revenue and other liabilities	12,695	4,052	1,354
Net cash provided by (used in) operating activities	$13,847	$(8,223)	$41,270

Cash Flows From Investing Activities:
Purchases of short-term investments	$-	$-	$(1,233)
Maturities of short-term investments	-	982	7,647
Maturities of supplemental benefit plan investments	2,544	-	-
Proceeds from sale of property, equipment and operating lease equipment	8,562	4,138	1,923
Purchases of property, equipment and operating lease equipment	(11,773)	(9,952)	(15,584)
Purchases of assets to be leased or financed	(143)	(5,445)	-
Issuance of financing receivables	(128,125)	(104,298)	(87,859)
Repayments of financing receivables	60,619	42,514	26,913
Proceeds from sale of financing receivables	45,828	46,249	55,663
Premiums paid on life insurance	(47)	(140)	(128)
Cash used in acquisitions, net of cash acquired	(8,057)	(2,845)	-
Net cash used in investing activities	$(30,592)	$(28,797)	$(12,658)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$52,237	$51,547	$32,746
Repayments of non-recourse and recourse notes payable	(1,688)	(2,252)	(3,105)
Repurchase of common stock	(37,685)	(13,188)	(1,890)
Dividends paid	(90)	(108)	(20,100)
Proceeds from issuance of capital stock through option exercise	-	560	1,167
Payments of contingent consideration	-	(1,027)	(473)
Excess tax benefit from share-based compensation	564	1,762	1,648
Net borrowings (repayments) on floor plan facility	(518)	27,165	(19,660)
Net cash provided by (used in) financing activities	12,820	64,459	(9,667)

Effect of exchange rate changes on cash	(79)	20	(3)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,004)	27,459	18,942

Cash and Cash Equivalents, Beginning of Period	80,179	52,720	33,778

Cash and Cash Equivalents, End of Period	$76,175	$80,179	$52,720

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$239	$105	$26
Cash paid for income taxes	$35,436	$25,517	$24,200

Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, equipment, and operating leasese included in accounts payable	$432	$123	$313
Purchase of assets to be leased or financed included in accounts payable	$20,022	$1,140	$-
Proceeds from sales of operating lease equipment included in accounts receivable	$443	$861	$34
Repayments of non-recourse and recourse notes payable	$34,584	$22,146	$15,872
Dividends declared included in other liabilities	$-	$-	$278
Vesting of share-based compensation	$6,474	$7,838	$4,648
Origination and concurrent sale of financing receivables	$73,881	$98,616	$-
Contingent consideration	$1,980	$-	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2012	8,000	$127	$93,545	$(65,416)	$190,906	$465	$219,627
Issuance of shares for option exercises and issuance of restricted shares	105	1	1,166	-	-	-	1,167
Excess tax benefit of share based compensation	-	-	1,648	-	-	-	1,648
Effect of share-based compensation, net of forfeitures	102	1	3,282	-	-	-	3,283
Repurchase of common stock	(57)	-	-	(1,890)	-	-	(1,890)
Dividends declared ($2.50 per share)	-	-	-	-	(20,378)	-	(20,378)
Net earnings	-	-	-	-	34,830	-	34,830
Foreign currency translation adjustment	-	-	-	-	-	(55)	(55)

Balance, March 31, 2013	8,150	$129	$99,641	$(67,306)	$205,358	$410	$238,232

Issuance of shares for option exercises	40	-	559	-	-	-	559
Excess tax benefit of share- based compensation	-	-	1,762	-	-	-	1,762
Issuance of restricted stock awards	87	1	-	-	-	-	1
Share-based compensation			3,962	-	6	-	3,968
Repurchase of common stock	(241)	-	-	(13,188)	-	-	(13,188)
Net earnings	-	-	-	-	35,273	-	35,273
Foreign currency translation adjustment	-	-	-	-	-	(224)	(224)

Balance, March 31, 2014	8,036	$130	$105,924	$(80,494)	$240,637	$186	$266,383

Excess tax benefit of share-based compensation	-	-	564	-	-	-	564
Issuance of restricted stock awards	88	1	-	-	-	-	1
Share-based compensation	-	-	4,584	-	-	-	4,584
Repurchase of common stock	(735)	-	-	(37,685)	-	-	(37,685)
Net earnings	-	-	-	-	45,840	-	45,840
Foreign currency translation adjustment	-	-	-	-	-	(425)	(425)

Balance, March 31, 2015	7,389	$131	$111,072	$(118,179)	$286,477	$(239)	$279,262

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended March 31, 2015, 2014 and 2013

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

For arrangements with multiple elements, we allocate the total consideration to the deliverables based on an estimated selling price of our products and services. We determine the estimated selling price using cost plus a reasonable margin for each deliverable, which was based on historical data.

Sales of Product and Services

Generally, sales of third-party product and software are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product or software recorded as cost of sales. Revenue is recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery for products is typically performed via drop-shipment by the vendor or distributor to our customers’ location, and for software via electronic delivery. Using these tests, the vast majority of our product and software sales are recognized upon delivery due to our sales terms with our customers and with our vendors.

Revenues from ePlus advanced professional services are generally recognized when the services are complete. Revenues from other ePlus services, such as maintenance, managed services and hosting services are recognized on a straight-line basis over the term of the arrangement.

We sell software assurance, subscription licenses, maintenance and service contracts where the services are performed by a third-party. Software assurance is a maintenance product that allows customers to upgrade at no additional cost to the latest technology if new applications are introduced during the period that the software assurance is in effect. As we enter into contracts with third-party service providers, we evaluate whether we are acting as a principal or agent in the transaction. As our customers are aware that the third-party service provider is to provide the services to them and that we are not responsible for the day-to-day provision of services in these arrangements, we concluded that we are acting as an agent and recognize revenue on a net basis at the date of sale. Under net revenue recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in revenue being equal to the gross profit on the transaction.

We present freight billed to our customers within sales and the related freight charged to us within cost of sales. Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis.

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

Codification Topic Transfers and Servicing, Subtopic Sales of Financial Assets, establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain assignments of notes receivable and direct finance and sales-type leases we make on a non-recourse basis meet the criteria for surrender of control set forth by this subtopic and have therefore been treated as sales in our financial results. We recognize a net gain or loss on these transactions, which is included within revenue in our consolidated statements of operations.

Revenues on the sales of equipment at the end of a lease are recognized at the date of sale. The net gain or loss on sales of such equipment is presented within revenue in our consolidated statements of operations.

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

FINANCING RECEIVABLES AND OPERATING LEASES — Financing receivables and operating leases consists of notes receivable, direct financing, sales-type leases and operating leases. The terms of lease and financing arrangements are typically between 2 to 5 years, with an average term of 36 to 39 months.

Notes receivables consist of software and services that we finance for our customers. Interest income is recognized using the effective interest method and reported within revenue in our consolidated statement of operations.

At the inception of our direct financing and sales-type leases, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. For direct financing leases, the difference between the gross investment and the cost of the leased equipment is recorded as unearned income at the inception of the lease. Under sales-type leases, the difference between the fair value and cost of the leased property plus initial direct costs (net margins) is recorded as unearned revenue at the inception of the lease. We recognize contingent rental income, if any, when the changes in the factors on which the contingent lease payments are based actually occur.

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

VENDOR CONSIDERATION — We receive payments and credits from vendors, including consideration pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific goals to achieve. We estimate the amount of vendor consideration earned when it is probable and reasonably estimable using the best information available, including historical data. Amounts due from vendors as of March 31, 2015 and 2014 were $13.9 million and $14.4 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

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

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term U.S. treasury securities. There were no restrictions on the withdrawal of funds from our money market accounts as of March 31, 2015 and March 31, 2014.

INVENTORIES — Inventories are stated at the lower of cost (weighted average basis) or market and are shown net of allowance for obsolescence of $161 thousand and $180 thousand as of March 31, 2015 and 2014, respectively.

DEFERRED COSTS AND DEFERRED REVENUES — Deferred costs include internal and third party costs associated with deferred revenue arrangements. Deferred revenue relates to professional, managed and hosting services.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We capitalize costs for the development of internal use software under the guidelines of Codification Topic Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. Software capitalized for internal use was $77 thousand and $373 thousand during the years ended March 31, 2015 and March 31, 2014, respectively, and is included in the accompanying consolidated balance sheets as a component of goodwill and other intangible assets. We had capitalized costs, net of amortization, of approximately $675 thousand and $882 thousand at March 31, 2015 and March 31, 2014, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with Codification Topic Software, Subtopic Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. No amounts were capitalized for the year ended March 31, 2015 and $305 thousand was capitalized for the year ended March 31, 2014. We had $566 thousand and $789 thousand of capitalized costs, net of amortization, at March 31, 2015 and March 31, 2014, respectively, which is included within goodwill and other intangible assets in the accompanying balance sheets.

GOODWILL— Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. Goodwill is assigned to a reporting unit on the acquisition date. During the year ended March 31, 2015, we made an acquisition for the Technology reporting unit and have assigned goodwill to the Technology reporting unit. We have four reporting units based on the nature of the products and services offered: financing, technology, software procurement, and software document management.

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

For the annual impairment assessment performed during the third quarter of the year ended March 31, 2015, we elected to bypass the qualitative assessment and estimated the fair values of our reporting units using the best information available, including prices for similar assets and liabilities and other valuation techniques. The fair values of our reporting units significantly exceeded their respective carrying amounts and the recoverability of goodwill would not have been impacted by a 10% change in the fair values.

FAIR VALUE MEASUREMENT — We follow the guidance in Codification Topic Fair Value Measurements which governs fair value accounting for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be disclosed at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risk inherent in valuation techniques, transfer restrictions and credit risk. Topic Fair Value Measurements and Disclosures establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement as follows:

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of March 31, 2015, we measure money market funds and contingent consideration at fair value on a recurring basis, which is based on quoted net asset values.

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities.

At March 31, 2015, the carrying amount of notes receivables, recourse and non-recourse payables were $56.8 million, $3.7 million and $52.9 million, respectively and the fair value of notes receivables, recourse and non-recourse payables were $59.4 million, $3.6 million and $52.3 million, respectively. At March 31, 2014, the carrying amount of notes receivables, recourse and non-recourse payables were $40.7 million, $3.6 million and $65.3 million, respectively and the fair value of notes receivables, recourse and non-recourse payables were $42.4 million, $3.6 million and $65.4 million, respectively.

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

EARNINGS PER SHARE — Earnings per share is calculated using the two-class method. Basic earnings per share is calculated by dividing net earnings attributable to common stockholders by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could participate in our earnings, including incremental shares issuable upon the assumed exercise of “in-the-money” stock options and other common stock equivalents during each period.

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

A substantial portion of our sales are from Cisco Systems, Hewlett-Packard, and NetApp products, which represented approximately 49%, 8% and 7%, respectively, of our technology segment net sales for the year ended March 31, 2015, as compared to 48%, 10%, and 8%, respectively, of our technology segment net sales for the year ended March 31, 2014, and 48%, 11%, and 7%, respectively, for the year ended March 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, FASB issued ASU 2014-09, which will update ASC topic Revenue from Contracts with Customers. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. The standard will become effective for us on April 1, 2017. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual periods beginning after that date. We are currently evaluating the impact it will have on our financial statements and disclosures and have not yet selected our planned transition approach.

2. FINANCING RECEIVABLES AND OPERATING LEASES

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

March 31, 2015	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$59,943	$66,415	$126,358
Estimated unguaranteed residual value (1)	-	8,376	8,376
Initial direct costs, net of amortization (2)	429	495	924
Unearned income	-	(5,233)	(5,233)
Reserve for credit losses (3)	(3,573)	(881)	(4,454)
Total, net	$56,799	$69,172	$125,971
Reported as:
Current	$33,484	$33,425	$66,909
Long-term	23,315	35,747	59,062
Total, net	$56,799	$69,172	$125,971

(1)	Includes estimated unguaranteed residual values of $3,977 thousand for direct financing leases, which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $647 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

March 31, 2014	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$43,707	$81,551	$125,258
Estimated unguaranteed residual value (1)	-	8,275	8,275
Initial direct costs, net of amortization (2)	354	537	891
Unearned income	-	(6,285)	(6,285)
Reserve for credit losses (3)	(3,364)	(1,024)	(4,388)
Total, net	$40,697	$83,054	$123,751
Reported as:
Current	$22,109	$35,640	$57,749
Long-term	18,588	47,414	66,002
Total, net	$40,697	$83,054	$123,751

(1)	Includes estimated unguaranteed residual values of $3,034 thousand for direct financing leases which have been sold and accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $525 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

Future scheduled minimum lease payments for investments in direct financing and sales-type leases as of March 31, 2015 are as follows (in thousands):

Year ending March 31, 2016	$36,546
2017	20,041
2018	7,421
2019	1,484
2020 and thereafter	923
Total	$66,415

OPERATING LEASES—NET

Operating leases—net primarily represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	March 31, 2015	March 31, 2014
Cost of equipment under operating leases	$36,283	$40,513
Accumulated depreciation	(18,354)	(20,525)
Investment in operating lease equipment—net (1)	$17,929	$19,988

(1)	Amounts include estimated unguaranteed residual values of $4,340 thousand and $5,610 thousand as of March 31, 2015 and 2014, respectively.

Future scheduled minimum lease rental payments as of March 31, 2015 are as follows (in thousands):

Year ending March 31, 2016	$7,627
2017	4,171
2018	1,928
2019	555
Total	$14,281

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2015 and 2014 we had financing receivables and operating leases of $61.9 million and $72.3 million, respectively that were collateral for non-recourse notes payable. See Note 6, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within financing revenues in the consolidated statement of operations. For the years ended March 31, 2015 and 2014, we recognized net gains of $5.9 million and $8.5 million, respectively, and total proceeds from these sales were $181.3 million and $187.2 million, respectively.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2015			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$42,785	$(8,673)	$34,112	$38,243	$(8,673)	$29,570
Customer relationships & other intangibles	12,005	(6,560)	5,445	8,013	(4,671)	3,342
Capitalized software development	2,693	(1,452)	1,241	2,616	(945)	1,671
Total	$57,483	$(16,685)	$40,798	$48,872	$(14,289)	$34,583

GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. All of our goodwill as of March 31, 2015 and 2014 related to our technology segment. The following table summarizes the amount of goodwill allocated to our reporting units:

Reporting Unit	March 31, 2015	March 31, 2014
Technology	$33,023	$28,481
Software Document Management	1,089	1,089

Goodwill attributed to our technology reporting unit increased by $4.5 million due to the acquisition of Granite Business Solutions, Inc. dba Evolve Technology Group (“Evolve”) in August, 2014. See Note 13, “Business Combinations,” for additional information.

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

The estimated fair value of our reporting units is dependent on several significant assumptions underlying our forecasted cash flows and weighted average cost of capital. The forecasted cash flows were based on management’s best estimates after considering economic and market conditions over the projection period, including business plans, growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Our ability to meet our forecasted cash flow estimates may be impacted by any adverse changes, including: a significant decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates.

The fair value of our Technology and Software Document Management reporting units exceeded their respective carrying values as of October 1, 2014, and our conclusions regarding the recoverability of goodwill would not have been impacted by a 10% change in the fair values.

OTHER INTANGIBLE ASSETS

Total amortization expense was $2.4 million, $1.5 million, and $1.3 million for the years ended March 31, 2015, 2014 and 2013, respectively. Amortization expense is estimated to be $2.6 million, $1.9 million, $1.1 million, $0.7 million, and $0.3 million for the years ended March 31, 2016, 2017, 2018, 2019, and 2020, respectively.

4. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the years ended March 31, 2015, 2014 and 2013 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2014	$1,364	$3,364	$1,024	$5,752
Provision for credit losses	28	209	(112)	125
Write-offs and other	(223)	-	(31)	(254)
Balance March 31, 2015	$1,169	$3,573	$881	$5,623

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2013	$1,147	$3,137	$845	$5,129
Provision for credit losses	344	227	179	750
Write-offs and other	(127)	-	-	(127)
Balance March 31, 2014	$1,364	$3,364	$1,024	$5,752

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2012	$1,307	$2,963	$1,336	$5,606
				-
Provision for credit losses	(19)	174	(488)	(333)
Write-offs and other	(141)	-	(3)	(144)
Balance March 31, 2013	$1,147	$3,137	$845	$5,129

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	March 31, 2015		March 31, 2014
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$440	$740	$265	$852
Ending balance: individually evaluated for impairment	3,133	141	3,099	172
Ending balance	$3,573	$881	$3,364	$1,024

Minimum payments:
Ending balance: collectively evaluated for impairment	$56,525	$66,255	$39,869	$81,114
Ending balance: individually evaluated for impairment	3,418	160	3,838	437
Ending balance	$59,943	$66,415	$43,707	$81,551

The net credit exposure for the balance evaluated individually for impairment as of March 31, 2015 was $3.6 million, $3.1 million of which is related to one customer. During fiscal year 2012, we began selling and financing various products and services to a large law firm, which filed for bankruptcy in May 2012. As of March 31, 2015, we had $3.2 million of notes and lease-related receivables from this customer and total reserves for credit losses of $3.2 million, which represented our estimated probable loss. As of March 31, 2014, we had $3.4 million of notes receivables from this customer and total reserves for credit losses of $3.1 million. The note and lease receivables associated with this customer are on non-accrued status.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of March 31, 2015 and 2014 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

March 31, 2015

High CQR	$70	$185	$133	$388	$430	$41,213	$42,031	$(2,340)	$(16,561)	$23,130
Average CQR	15	68	19	102	75	24,047	24,224	(1,742)	(9,397)	13,085
Low CQR	-	-	-	-	-	160	160	(19)	-	141
Total	85	253	152	490	505	65,420	66,415	(4,101)	(25,958)	36,356

March 31, 2014

High CQR	$194	$35	$106	$335	$502	$42,159	$42,996	$(1,890)	$(17,406)	$23,700
Average CQR	33	57	18	108	86	37,924	38,118	(3,401)	(20,709)	14,008
Low CQR	-	-	61	61	-	376	437	(55)	-	382
Total	227	92	185	504	588	80,459	81,551	(5,346)	(38,115)	38,090

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as March 31, 2015 and 2014 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

March 31, 2015

High CQR	$338	$260	$161	$759	$2,455	$35,996	$39,210	$(18,255)	$20,955
Average CQR	57	-	-	57	376	16,882	17,315	(11,665)	5,650
Low CQR	-	-	656	656	-	2,762	3,418	-	3,418
Total	395	260	817	1,472	2,831	55,640	59,943	(29,920)	30,023

March 31, 2014

High CQR	$-	$205	$148	$353	$2,317	$30,249	$32,919	$(19,641)	$13,278
Average CQR	-	-	-	-	-	6,950	6,950	(3,491)	3,459
Low CQR	-	-	791	791	-	3,047	3,838	-	3,838
Total	-	205	939	1,144	2,317	40,246	43,707	(23,132)	20,575

We estimate losses on our net credit exposure to be between 0% - 5% for customers with high CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

5. PROPERTY, EQUIPMENT, AND OTHER ASSETS AND LIABILITIES

PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31,
	2015	2014
Furniture, fixtures and equipment	$13,781	$11,463
Vehicles	370	283
Capitalized software	4,007	3,498
Leasehold improvements	3,497	3,115
Total assets	21,655	18,359

Accumulated depreciation and amortization	(15,528)	(14,066)
Property and equipment - net	$6,127	$4,293

For the years ended March 31, 2015, 2014 and 2013, depreciation expense on property and equipment was $1.5 million, $1.3 million, and $1.1 million, respectively.

OTHER ASSETS AND LIABILITIES

Our other assets and liabilities consist of the following (in thousands):

	March 31, 2015	March 31, 2014
Other current assets:
Deposits & funds held in escrow	$4,281	$995
Prepaid assets	2,652	2,865
Supplemental benefit plan investments	-	2,544
Other	480	521
Total other current assets	$7,413	$6,925

Other assets:
Deferred costs	$2,308	$1,591
Property and equipment, net	6,127	4,293
Other	1,045	2,129
Other assets - long term	$9,480	$8,013

	March 31, 2015	March 31, 2014
Other current liabilities:
Accrued expenses	$5,302	$5,322
Deferred compensation	222	2,544
Other	8,051	7,516
Total other current liabilities	$13,575	$15,382

Other liabilities:
Deferred revenue	$2,923	$1,822
Other	890	-
Total other liabilities - long term	$3,813	$1,822

6. NOTES PAYABLE AND CREDIT FACILITY

Recourse and non-recourse obligations consist of the following (in thousands):

	March 31,
	2015	2014

Recourse notes payable with interest rates ranging from 2.24% and 4.13% at March 31, 2015 and ranging from 2.24% and 4.84% at March 31, 2014.
Current	$889	$1,460
Long-term	2,801	2,100
Total recourse notes payable	$3,690	$3,560

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 1.70% to 10.00% at March 31, 2015 and ranging from 2.00% to 11.24% as of March 31, 2014.

Current	$28,560	$30,907
Long-term	24,314	34,421
Total non-recourse notes payable	$52,874	$65,328

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.23% and 3.46%, as of March 31, 2015 and March 31, 2014, respectively. The weighted average interest rate for our recourse notes payable was 3.19% and 3.85%, as of March 31, 2015 and March 31, 2014, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse against the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

In May 2014, we entered into an agreement to repurchase the rights, title and interest to payments due under a financing agreement. The financing agreement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million, which is presented within other income in our consolidated statement of operations.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $99.4 million and $93.4 million as of March 31, 2015 and 2014, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2015 and 2014. As of March 31, 2015, the facility agreement had an aggregate limit of the two components of $225 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2015. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

We have an agreement with First Virginia Community Bank to provide us with a $0.5 million credit facility, which will mature October 26, 2015. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of March 31, 2015 and 2014, we had no outstanding balance on this credit facility.

Recourse and non-recourse notes payable as of March 31, 2015, mature as follows (in thousands):

	Recourse Notes Payable	Non-Recourse Notes Payable

Year ending March 31, 2016	$889	$28,559
2017	1,501	16,384
2018	1,300	5,555
2019	-	1,252
2020 and thereafter	-	1,124
	$3,690	$52,874

7. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Annual rent expense relating to these operating leases was $4.7 million, $3.8 million, and $3.5 million for the years ended March 31, 2015, 2014 and 2013, respectively. As of March 31, 2015, the future minimum lease payments are due as follows (in thousands):

Contractual Obligations	(in thousands)

Year ending March 31, 2016	$4,199
2017	3,329
2018	2,397
2019	932
2020 and thereafter	353
Operating lease obligations (1)	$11,210

(1)	Excluding taxes, insurance and common area maintenance charges.

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

We filed a claim in a class action suit in the United States District Court for the Northern District of California. The suit alleged that ten groups of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers. On August 6, 2014, the Claims Administrator issued to us a Notice of Claim Final Determination. On October 20, 2014, the court issued an order directing that approved claims be paid, and on October 31, 2014, we received a payment of $6.2 million, which is presented within other income in our consolidated statement of operations.

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

8. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Certain unvested shares of restricted stock awards (“RSAs”) contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. As of March 31, 2015, we had no unvested shares of RSAs that contained non-forfeitable rights to dividends. We no longer grant RSAs that contain non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2015, 2014, and 2013 (in thousands, except per share data).

	Year Ended March 31,
	2015	2014	2013
Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	7,318	7,927	7,810
Effect of dilutive shares	75	72	93
Weighted average shares common outstanding — diluted	7,393	7,999	7,903

Calculation of earnings per common share - basic:
Net earnings	$45,840	$35,273	$34,830
Net earnings attributable to participating securities	59	307	668
Net earnings attributable to common shareholders	$45,781	$34,966	$34,162

Earnings per common share - basic	$6.26	$4.41	$4.37

Calculation of earnings per common share - diluted:
Net earnings attributable to common shareholders— basic	$45,781	$34,966	$34,162
Add: undistributed earnings attributable to participating securities	1	3	4
Net earnings attributable to common shareholders— diluted	$45,782	$34,969	$34,166

Earnings per common share - diluted	$6.19	$4.37	$4.32

There were no unexercised stock options during the year ended March 31, 2015. All unexercised stock options were included in the computations of diluted earnings per common share for the years ended March 31, 2014 and 2013.

9. STOCKHOLDERS’ EQUITY

On June 12, 2014, our board of directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock over a 12-month period commencing June 16, 2014. The purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes. This new authorization replaced the company´s previous repurchase plan which was to expire on November 13, 2014. The previous plan, which commenced November 14, 2013, authorized the repurchase of up to 750,000 shares of ePlus´ outstanding common stock. Since commencement of the previous plan through its termination on June 12, 2014, we repurchased 687,488 shares.

During the year ended March 31, 2015, we repurchased 700,113 shares of our outstanding common stock at an average cost of $50.93 per share for a total purchase price of $35.7 million under the share repurchase plans. We also purchased 35,158 shares of common stock to satisfy tax withholding obligations to the vesting of employees’ restricted stock.

During the year ended March 31, 2014, we repurchased 198,401 shares of our outstanding common stock at an average cost of $53.84 per share for a total purchase price of $10.7 million under the share repurchase plan, and 42,073 were repurchased to satisfy tax withholding obligations due to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to March 31, 2015, we have repurchased approximately 5.6 million shares of our outstanding common stock at an average cost of $20.00 per share for a total purchase price of $111.6 million.

10. SHARE-BASED COMPENSATION

 Share-Based Plans

We have share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2008 Employee Long-Term Incentive Plan (“2008 Employee LTIP”), and (3) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”). For the year ended March 31, 2015, awards were issued under the 2008 Director LTIP and the 2012 Employee LTIP. All the share-based plans defined fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

2008 Director LTIP

On September 15, 2008, our stockholders approved the 2008 Director LTIP that was adopted by the Board on June 25, 2008. Under the 2008 Director LTIP, 250,000 shares were authorized for grant to non-employee directors. The purpose of the 2008 Director LTIP is to align the economic interests of the directors with the interests of stockholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. In addition, each director will receive an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. Directors may elect to receive their cash compensation in restricted stock. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. Half of these shares will vest on the one-year anniversary and another half of these shares will vest on the second-year anniversary from the date of the grant.

2008 Employee LTIP

On September 15, 2008, our stockholders approved the 2008 Employee LTIP that was adopted by the Board on June 25, 2008. Under the 2008 Employee LTIP, 1,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purpose of the 2008 Employee LTIP was to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2008 Employee LTIP was administered by the Compensation Committee. Shares issuable under the 2008 Employee LTIP consisted of authorized but unissued shares or shares held in our treasury. Shares under the 2008 Employee LTIP were not used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. Under the 2008 Employee LTIP, the Compensation Committee determined the time and method of exercise of the awards. Awards are no longer issued under this plan.

2012 Employee LTIP

On September 13, 2012, our stockholders approved the 2012 Employee LTIP that was adopted by the Board on July 10, 2012. Under the 2012 Employee LTIP, 750,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purpose of the 2012 Employee LTIP is to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2012 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2012 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2012 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. Under the 2012 Employee LTIP, the Compensation Committee will determine the time and method of exercise of the awards.

Stock Option Activity

During the years ended March 31, 2015 and 2014, there were no stock options granted to employees. As of April 1, 2013 we had 40,000 options outstanding with an average exercise price between $12.73 and $15.25. During the year ended March 31, 2014, all 40,000 shares were exercised, which had an intrinsic value of $1.6 million. As of March 31, 2015 and 2014, we had no outstanding stock options.

Restricted Stock Activity

We estimate the forfeiture rate of the restricted stock to be zero. As of March 31, 2015, we have granted 116,363 shares under the 2008 Director LTIP, 454,160 restricted shares under the 2008 Employee LTIP, and 155,280 restricted shares under the 2012 Employee LTIP.

A summary of the non-vested restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2014	200,120	$41.11
Granted	88,771	$57.18
Vested	(112,377)	$35.70
Nonvested March 31, 2015	176,514	$52.75

Upon each vesting period of the restricted stock awards, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP, 2008 Employee LTIP and the 2012 Employee LTIP allow the Company, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2015, the Company had withheld 35,158 shares of common stock at a value of $2.0 million, which was included in treasury stock. For the prior year ended March 31, 2014, the Company had withheld 42,073 shares of common stock at a value of $2.5 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the years ended March 31, 2015, 2014 and 2013 we recognized $4.6 million, $4.0 million and $3.3 million, respectively, of total share-based compensation expense. At March 31, 2015, there was no unrecognized compensation expense related to non-vested options. Unrecognized compensation expense related to non-vested restricted stock was $5.6 million, which will be fully recognized over the next 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the years ended March 31, 2015, 2014 and 2013, our employer contributions for the plan were approximately $1.4 million, $1.1 million and $1.1 million, respectively.

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

As of March 31, 2014, we had $149 thousand of total gross unrecognized tax benefits recorded for uncertain income tax position in accordance with Income Taxes in the Codification. During the year ended March 31, 2015, this liability decreased to $72 thousand due to statutes of limitations expiring.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended March 31,
	2015	2014

Beginning balance	$149	$316
Reductions to uncertain tax positions	(77)	(167)
Ending balance	$72	$149

At March 31, 2015, if the unrecognized tax benefits of $72 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $101 thousand. At March 31, 2014, if the unrecognized tax benefits of $149 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $193 thousand.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2015 and 2014, we recognized $4 thousand and $7 thousand, respectively, of interest related to uncertain tax positions, and did not recognize any additional penalties. We had $43 thousand and $65 thousand accrued for the payment of interest at March 31, 2015 and 2014, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2011, 2012 and 2013 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2015	2014	2013

Statutory federal income tax rate	35%	35%	35%
Income tax expense computed at the U.S. statutory federal rate	$27,410	$21,040	$20,555
State income tax expense—net of federal benefit	4,193	3,080	2,894
Non-deductible executive compensation	222	248	150
Other	648	457	316
Provision for income taxes	$32,473	$24,825	$23,915
Effective income tax rate	41.5%	41.3%	40.7%

The effective income tax rate for the year ended March 31, 2015 was 41.5%, a change from 41.3% of the previous fiscal year. The change in the effective income tax rate is due to changes in state apportionment factors.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Current:
Federal	$27,665	$23,313	$20,041
State	6,667	5,033	4,453
Foreign	3	15	36
Total current expense	34,335	28,361	24,530

Deferred:
Federal	(1,591)	(3,274)	(581)
State	(271)	(262)	(34)
Total deferred expense (benefit)	(1,862)	(3,536)	(615)

Provision for income taxes	$32,473	$24,825	$23,915

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2015	2014
Deferred Tax Assets:
Accrued vacation	$1,955	$1,700
Deferred compensation	89	1,010
Deferred revenue	369	260
Reserve for credit losses	2,066	2,111
Restricted Stock	1,431	1,164
State net operating loss carryforward	1,223	1,287
Other credits and carryforwards	12	99
Other accruals and reserves	687	576
Gross deferred tax assets	7,832	8,207
Less: valuation allowance	(1,223)	(1,287)
Net deferred tax assets	6,609	6,920

Deferred Tax Liabilities:
Basis difference in fixed assets	(1,238)	(1,056)
Basis difference in operating leases	(2,356)	(4,674)
Basis difference in tax deductible goodwill	(2,411)	(2,449)
Total deferred tax liabilities	(6,005)	(8,179)

Net deferred tax assets (liabilities)	$604	$(1,259)

Reported as:
Deferred tax assets - current	$3,643	$3,742
Deferred tax assets - long-term	232	-
Deferred tax liabilities - long-term	(3,271)	(5,001)
Net deferred tax liabilities	$604	$(1,259)

As of March 31, 2015, we have state net operating losses of approximately $28.0 million, which have begun to expire.

The valuation allowance resulted from management's determination, based on available evidence, that it was more likely than not that the state net operating loss deferred tax asset balance of $1.2 million and $1.3 million as of March 31, 2015 and 2014, respectively, may not be realized.

12. FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. Accordingly, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following tables summarize the fair value hierarchy of our financial instruments as of March 31, 2015 and 2014 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
March 31, 2015:
Assets:

Money market funds	$25,004	$25,004	$-	$-	$-

Liabilities:

Contingent consideration	$1,830	$-	$-	$1,830	$150

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
March 31, 2014:
Assets:

Money market funds	$54,267	$54,267	$-	$-	$-

For the year ended March 31, 2015, the adjustment to the fair value of the contingent consideration was a decrease of $150 thousand, which was presented within general and administrative expenses in our consolidated statement of operations. We estimated the fair value using a Monte Carlo simulation model.

For the year ended March 31, 2014, the adjustment to the fair value of contingent consideration was an increase of $355 thousand, which was presented within general and administrative expenses in our consolidated statement of operations. We estimated the fair value using a discounted cash flow model.  During the year ended March 31, 2014, we paid $1.3 million to satisfy this contingent consideration obligation.

13. BUSINESS COMBINATIONS

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

The total purchase price was $10.5 million, which consists of cash paid, amounts to be paid to Evolve upon collection of certain accounts receivables, and the fair value of contingent consideration. We estimated the fair value of the contingent consideration to be $2.0 million as of the acquisition date using a Monte Carlo simulation model. The maximum payout for contingent consideration is $2.5 million over 3 years. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $4.0 million related to customer relationships with an estimated useful life of 6 years, and other net assets of $0.6 million. We recognized goodwill related to this transaction of $4.5 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce, their presence in the western United States, and expected synergies, none of which qualify for recognition as a separate intangible asset. Goodwill associated with the acquisition is deductible for tax purposes.

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

	Year Ended March 31,
	2015			2014			2013
	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$1,100,884	$-	$1,100,884	$1,013,374	$-	$1,013,374	$936,228	$-	$936,228
Financing revenue	-	34,728	34,728	-	35,896	35,896	-	38,384	38,384
Fee and other income	7,565	105	7,670	8,037	229	8,266	6,949	1,551	8,500
Net sales	1,108,449	34,833	1,143,282	1,021,411	36,125	1,057,536	943,177	39,935	983,112

Cost of sales, product and services	887,673	-	887,673	827,875	-	827,875	767,447	-	767,447
Direct lease costs	-	11,062	11,062	-	12,748	12,748	-	10,892	10,892
Cost of sales	887,673	11,062	898,735	827,875	12,748	840,623	767,447	10,892	778,339

Professional and other fees	5,340	1,168	6,508	7,557	1,484	9,041	9,638	3,460	13,098
Salaries and benefits	128,945	9,141	138,086	113,481	9,670	123,151	100,447	10,516	110,963
General and administrative expenses	25,437	1,427	26,864	21,103	1,572	22,675	19,028	1,071	20,099
Interest and financing costs	96	2,283	2,379	84	1,864	1,948	89	1,779	1,868
Operating expenses	159,818	14,019	173,837	142,225	14,590	156,815	129,202	16,826	146,028

Operating income	60,958	9,752	70,710	51,311	8,787	60,098	46,528	12,217	58,745

Other income	-	7,603	7,603	-	-	-	-	-	-

Earnings before provision for income taxes	$60,958	$17,355	$78,313	$51,311	$8,787	$60,098	$46,528	$12,217	$58,745

Depreciation and amortization	$4,450	$11,125	$15,575	$2,838	$11,917	$14,755	$2,369	$9,799	$12,168
Purchases of property, equipment and operating lease equipment	$3,610	$8,306	$11,916	$4,238	$5,714	$9,952	$1,401	$14,183	$15,584
Total assets	$368,971	$202,575	$571,546	$335,879	$217,966	$553,845	$255,257	$184,638	$439,895

The geographic information for the years ended March 31, 2015, 2014 and 2013 was as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Net sales:
U.S.	$1,124,371	$1,042,446	$964,996
Non U.S.	18,911	15,090	18,116
Total	$1,143,282	$1,057,536	$983,112

	As of March 31,
	2015	2014
Long-lived tangible assets:
U.S.	$22,550	$24,596
Non U.S.	1,608	948
Total	$24,158	$25,544

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

No single customer accounted for more than 10% of net sales for the year ended March 31, 2015. For the years ended March 31, 2014, and 2013, sales to a large telecommunications company were approximately 11% and 14%, respectively, of net sales, all of which related to our technology segment.

15. QUARTERLY DATA —UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts):

	Year Ended March 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Net sales	$272,304	$297,472	$306,241	$267,265	$1,143,282
Cost of sales	215,865	233,548	240,803	208,519	898,735
Gross profit	56,439	63,924	65,438	58,746	244,547
Operating expenses	41,697	43,598	44,876	43,666	173,837
Operating income	14,742	20,326	20,562	15,080	70,710
Other income	1,434	-	6,169	-	7,603
Earnings before provision for income taxes	16,176	20,326	26,731	15,080	78,313
Provision for income taxes	6,699	8,374	11,230	6,170	32,473
Net earnings	$9,477	$11,952	$15,501	$8,910	$45,840

Net earnings per common share—Basic (1)	$1.26	$1.63	$2.14	$1.23	$6.26

Net earnings per common share—Diluted (1)	$1.25	$1.63	$2.13	$1.22	$6.19

	Year Ended March 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Net sales	$259,317	$271,129	$267,182	$259,908	$1,057,536
Cost of sales	206,583	218,349	210,433	205,258	840,623
Gross profit	52,734	52,780	56,749	54,650	216,913
Operating expenses	39,381	38,085	38,696	40,653	156,815
Operating income	13,353	14,695	18,053	13,997	60,098
Provision for income taxes	5,503	6,104	7,443	5,775	24,825
Net earnings	$7,850	$8,591	$10,610	$8,222	$35,273

Net earnings per common share—Basic (1)	$0.98	$1.07	$1.33	$1.04	$4.41

Net earnings per common share—Diluted (1)	$0.97	$1.06	$1.32	$1.03	$4.37

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for Sales Returns: (1)
Year Ended March 31, 2013	$427	$1,404	$(1,288)	$543
Year Ended March 31, 2014	543	1,079	(1,030)	592
Year Ended March 31, 2015	592	1,009	(988)	613

Reserve for Credit Losses:
Year Ended March 31, 2013	$5,606	$(333)	$(144)	$5,129
Year Ended March 31, 2014	5,129	750	(127)	5,752
Year Ended March 31, 2015	5,752	125	(254)	5,623

Valuation for Deferred Taxes:
Year Ended March 31, 2013	$1,217	$288	$-	$1,505
Year Ended March 31, 2014	1,505	(218)	-	1,287
Year Ended March 31, 2015	1,287	(64)	-	1,223

(1)	These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $3.8 million, $3.6 million, and $3.4 million as of March 31, 2015, 2014, and 2013, respectively.

S-1