Form 10-Q
period 2015-06-30
EPLUS INC
filed 2015-08-06
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of July 31, 2015 was 7,476,316

ePlus inc. AND SUBSIDIARIES

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “hope,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

●	uncertainty and volatility in the global economy and financial markets;
●	significant adverse changes in, reductions in, or losses of relationships with several of our larger customers or vendors;
●	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
●	reduction of vendor incentives provided to us;
●	we offer a comprehensive set of solutions— integrating information technology (IT) product sales, third-party software assurance and maintenance, our advanced professional and managed services, our proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:
o	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
o	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
o	maintain our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations;
●	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
●	and our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
●	future growth rates in our core businesses;
●	failure to comply with public sector contracts or applicable laws;
●	changes to or loss of any members of our senior management team and/or failure to successfully implement succession plans;
●	our dependence on key personnel, and our ability to hire, train, and retain sufficient qualified personnel;
●	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
●	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
●	our contracts may not be adequate to protect us and our professional and liability insurance policies coverage may be insufficient to cover a claim;
●	our ability to secure our and our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
●	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions or the effect of those changes on our common stock or its holders;

●	our ability to realize our investment in leased equipment;
●	our ability to successfully integrate acquired businesses;
●	the possibility of goodwill impairment charges in the future;
●	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents, and, when appropriate, license required technology;
●	exposure to changes in, interpretations of, or enforcement trends in legislation; and
●	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2015	As of March 31, 2015
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$88,781	$76,175
Accounts receivable—trade, net	188,407	218,458
Accounts receivable—other, net	20,779	31,345
Inventories—net	24,273	19,835
Financing receivables—net, current	93,548	66,909
Deferred costs	19,256	20,499
Deferred tax assets	3,643	3,643
Other current assets	9,343	7,413
Total current assets	448,030	444,277

Financing receivables and operating leases—net	82,734	76,991
Property, equipment and other assets	9,456	9,480
Goodwill and other intangible assets	40,165	40,798
TOTAL ASSETS	$580,385	$571,546

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable—equipment	$8,493	$20,330
Accounts payable—trade	32,763	46,090
Accounts payable—floor plan	110,401	99,418
Salaries and commissions payable	12,660	14,860
Deferred revenue	33,407	34,363
Recourse notes payable - current	4,272	889
Non-recourse notes payable - current	54,645	28,560
Other current liabilities	12,003	13,575
Total current liabilities	268,644	258,085

Recourse notes payable - long term	2,747	2,801
Non-recourse notes payable - long term	14,164	24,314
Deferred tax liability - long term	3,271	3,271
Other liabilities	3,611	3,813
TOTAL LIABILITIES	292,437	292,284

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,234 issued and 7,478 outstanding at June 30, 2015 and 13,114 issued and 7,389 outstanding at March 31, 2015	132	131
Additional paid-in capital	113,375	111,072
Treasury stock, at cost, 5,756 and 5,725 shares, respectively	(120,654)	(118,179)
Retained earnings	295,291	286,477
Accumulated other comprehensive income—foreign currency translation adjustment	(196)	(239)
Total Stockholders' Equity	287,948	279,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$580,385	$571,546

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2015	2014
	(in thousands, except per share data)

Net sales	$269,866	$272,304
Cost of sales	210,736	215,865
Gross profit	59,130	56,439

Professional and other fees	1,518	1,833
Salaries and benefits	35,214	32,947
General and administrative expenses	6,779	6,273
Interest and financing costs	553	644
Operating expenses	44,064	41,697

Operating income	15,066	14,742

Other income	-	1,434

Earnings before tax	15,066	16,176

Provision for income taxes	6,252	6,699

Net earnings	$8,814	$9,477

Net earnings per common share—basic	$1.22	$1.26
Net earnings per common share—diluted	$1.21	$1.25

Weighted average common shares outstanding—basic	7,225	7,504
Weighted average common shares outstanding—diluted	7,301	7,559

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2015	2014
	(in thousands)

NET EARNINGS	$8,814	$9,477

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	43	116
Other comprehensive income (loss)	43	116

TOTAL COMPREHENSIVE INCOME	$8,857	$9,593

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$8,814	$9,477

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,235	3,841
Reserve for credit losses, inventory obsolescence and sales returns	(391)	219
Share-based compensation expense	1,231	1,047
Excess tax benefit from share-based compensation	(1,073)	(887)
Payments from lessees directly to lenders—operating leases	(1,458)	(2,455)
Gain on disposal of property, equipment and operating lease equipment	(325)	(564)
Gain on sale of financing receivables	(1,490)	(2,241)
Gain on settlement	-	(1,434)
Other	47	52
Changes in:
Accounts receivable—trade	31,368	32,274
Accounts receivable—other	6,416	2,058
Inventories	(5,384)	(6,527)
Financing receivables	(65)	(12,232)
Deferred costs, other intangible assets and other assets	(3,027)	1,100
Accounts payable—equipment	(63)	(164)
Accounts payable—trade	(13,287)	(25,772)
Salaries and commissions payable, deferred revenue and other liabilities	(3,792)	(3,146)
Net cash provided by (used in) operating activities	$21,756	$(5,354)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	$1,843	$2,066
Purchases of property, equipment and operating lease equipment	(6,924)	(469)
Purchases of assets to be leased or financed	(9,437)	(9,158)
Issuance of financing receivables	(44,253)	(16,692)
Repayments of financing receivables	21,132	13,616
Proceeds from sale of financing receivables	11,214	9,989
Premiums paid on life insurance	-	(47)
Net cash used in investing activities	$(26,425)	$(695)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$7,957	$11,213
Repayments of non-recourse and recourse notes payable	(186)	(609)
Repurchase of common stock	(2,475)	(29,249)
Dividends paid	(80)	(80)
Excess tax benefit from share-based compensation	1,073	887
Net borrowings (repayments) on floor plan facility	10,983	10,544
Net cash provided by (used in) financing activities	17,272	(7,294)

Effect of exchange rate changes on cash	3	16

Net (Decrease) Increase in Cash and Cash Equivalents	12,606	(13,327)

Cash and Cash Equivalents, Beginning of Period	76,175	80,179

Cash and Cash Equivalents, End of Period	$88,781	$66,852

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$27	$64
Cash paid for income taxes	$9,072	$6,462

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sales of property, equipment and operating lease equipment	$6,783	$339
Purchase of property, equipment, and operating leases	$(8,069)	$(330)
Purchase of assets to be leased or financed included in accounts payable	$(3,781)	$(22,230)
Issuance of financing receivables	$(39,154)	$(26,976)
Repayment of financing receivables	$4,831	$-
Proceeds from sale of financing receivables	$6,960	$26,976
Borrowing of recourse and nonrecourse notes payable	$27,603	$-
Repayments of non-recourse and recourse notes payable	$(10,498)	$(9,319)
Vesting of share-based compensation	$7,083	$5,944

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
	(in thousands)
Balance, April 1, 2015	7,389	$131	$111,072	$(118,179)	$286,477	$(239)	$279,262

Excess tax benefit of share based compensation	-	-	1,073	-	-	-	1,073
Issuance of restricted stock awards	119	1	-	-	-	-	1
Share-based compensation	-	-	1,230	-	-	-	1,230
Repurchase of common stock	(30)	-	-	(2,475)	-	-	(2,475)
Net earnings	-	-	-	-	8,814	-	8,814
Foreign currency translation adjustment	-	-	-	-	-	43	43

Balance, June 30, 2015	7,478	$132	$113,375	$(120,654)	$295,291	$(196)	$287,948

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

INTERIM FINANCIAL STATEMENTS — The unaudited condensed consolidated financial statements for the three months ended June 30, 2015 and 2014 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three months ended June 30, 2015 and 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2016 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2015 (“2015 Annual Report”), which should be read in conjunction with these interim financial statements.

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

The notes to the consolidated financial statements contained in the 2015 Annual Report include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the three months ended June 30, 2015.

CONCENTRATIONS OF RISK —A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represented approximately 51%, 10% and 4% of our technology segment sales of product and services for the three months ended June 30, 2015, as compared to 47%, 7%, and 6% of our technology segment sales of product and services for the three months ended June 30, 2014. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede all current US GAAP on this topic. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to approve a one-year deferral on the effective date of this standard. Including the one-year deferral, the new guidance becomes effective for us in our quarter ending June 30, 2018, and early adoption is permitted for us in our quarter ending June 30, 2017. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact it will have on our financial statements and disclosures and have not yet selected our planned transition approach.

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

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

June 30, 2015	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$72,462	$82,449	$154,911
Estimated unguaranteed residual value (1)	-	9,068	9,068
Initial direct costs, net of amortization (2)	647	628	1,275
Unearned income	-	(6,671)	(6,671)
Reserve for credit losses (3)	(3,540)	(915)	(4,455)
Total, net	$69,569	$84,559	$154,128
Reported as:
Current	$48,624	$44,924	$93,548
Long-term	20,945	39,635	60,580
Total, net	$69,569	$84,559	$154,128

(1)	Includes estimated unguaranteed residual values of $4,005 thousand for direct financing leases, which have been sold and accounted for as sales under Codification Topic, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $674 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

March 31, 2015	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$59,943	$66,415	$126,358
Estimated unguaranteed residual value (1)	-	8,376	8,376
Initial direct costs, net of amortization (2)	429	495	924
Unearned income	-	(5,233)	(5,233)
Reserve for credit losses (3)	(3,573)	(881)	(4,454)
Total, net	$56,799	$69,172	$125,971
Reported as:
Current	$33,484	$33,425	$66,909
Long-term	23,315	35,747	59,062
Total, net	$56,799	$69,172	$125,971

(1)	Includes estimated unguaranteed residual values of $3,977 thousand for direct financing leases which have been sold and accounted for as sales under Codification Topic, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $647 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	June 30, 2015	March 31, 2015
Cost of equipment under operating leases	$41,985	$36,283
Accumulated depreciation	(19,831)	(18,354)
Investment in operating lease equipment—net (1)	$22,154	$17,929

(1)	These totals include estimated unguaranteed residual values of $4,913 thousand and $4,340 thousand as of June 30, 2015 and March 31, 2015, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating leases, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2015 and March 31, 2015, we had financing receivables and operating leases of $81.2 million and $61.9 million, respectively, which were collateral for non-recourse notes payable. See Note 6, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which is presented within net sales in the unaudited condensed consolidated statement of operations. During the three months ended June 30, 2015 and 2014, we recognized net gains of $1.5 million and $2.2 million, respectively. The fair value of assets received from these sales was $24.3 million and $56.2 million for the three months ended June 30, 2015 and 2014, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$42,785	$(8,673)	$34,112	$42,785	$(8,673)	$34,112
Customer relationships & other intangibles	12,056	(7,129)	4,927	12,005	(6,560)	5,445
Capitalized software development	2,693	(1,567)	1,126	2,693	(1,452)	1,241
Total	$57,534	$(17,369)	$40,165	$57,483	$(16,685)	$40,798

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 6 years.

All of our goodwill as of June 30, 2015, and March 31, 2015, is related to our technology segment. The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

Reporting Unit	June 30, 2015	March 31, 2015
Technology	$33,023	$33,023
Software Document Management	1,089	1,089

OTHER INTANGIBLE ASSETS

Total amortization expense for other intangible assets was $0.7 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively.

4.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2015	$1,169	$3,573	$881	$5,623
Provision for credit losses	(149)	(33)	34	(148)
Write-offs and other	(77)	-	-	(77)
Balance June 30, 2015	$943	$3,540	$915	$5,398

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2014	$1,364	$3,364	$1,024	$5,752
Provision for credit losses	(73)	199	(6)	120
Write-offs and other	(47)	-	-	(47)
Balance June 30, 2014	$1,244	$3,563	$1,018	$5,825

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	June 30, 2015		March 31, 2015
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$438	$775	$440	$740
Ending balance: individually evaluated for impairment	3,102	140	3,133	141
Ending balance	$3,540	$915	$3,573	$881

Minimum payments:
Ending balance: collectively evaluated for impairment	$69,360	$82,290	$56,525	$66,255
Ending balance: individually evaluated for impairment	3,102	159	3,418	160
Ending balance	$72,462	$82,449	$59,943	$66,415

The net credit exposure for the balance evaluated individually for impairment as of June 30, 2015 was $3.2 million, $3.2 million of which is related to one customer. During fiscal year 2012, we began selling and financing various products and services to a large law firm, which filed for bankruptcy in May 2012. As of June 30, 2015, we had $3.2 million of notes and lease-related receivables from this customer and total reserves for credit losses of $3.2 million, which represented our estimated probable loss. As of March 31, 2015, we had $3.2 million of notes and lease-related receivables from this customer and total reserves for credit losses of $3.2 million. The note and lease receivables associated with this customer are on non-accrued status.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of June 30, 2015 and March 31, 2015 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

June 30, 2015

High CQR	$526	$175	$125	$826	$1,298	$55,351	$57,475	$(3,454)	$(25,881)	$28,140
Average CQR	2	46	43	91	114	24,610	24,815	(2,002)	(10,754)	12,059
Low CQR	10	-	-	10	-	149	159	(19)	-	140
Total	$538	$221	$168	$927	$1,412	$80,110	$82,449	$(5,475)	$(36,635)	$40,339

March 31, 2015

High CQR	$70	$185	$133	$388	$430	$41,213	$42,031	$(2,340)	$(16,561)	$23,130
Average CQR	15	68	19	102	75	24,047	24,224	(1,742)	(9,397)	13,085
Low CQR	-	-	-	-	-	160	160	(19)	-	141
Total	$85	$253	$152	$490	$505	$65,420	$66,415	$(4,101)	$(25,958)	$36,356

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as June 30, 2015 and March 31, 2015 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non-Recourse Notes Payable	Net Credit Exposure

June 30, 2015

High CQR	$52	$58	$1,894	$2,004	$3,281	$49,185	$54,470	$(32,944)	$21,526
Average CQR	25	36	-	61	656	14,173	14,890	(9,367)	5,523
Low CQR	-	-	656	656	-	2,446	3,102	-	3,102
Total	$77	$94	$2,550	$2,721	$3,937	$65,804	$72,462	$(42,311)	$30,151

March 31, 2015

High CQR	$338	$260	$161	$759	$2,455	$35,996	$39,210	$(18,255)	$20,955
Average CQR	57	-	-	57	376	16,882	17,315	(11,665)	5,650
Low CQR	-	-	656	656	-	2,762	3,418	-	3,418
Total	$395	$260	$817	$1,472	$2,831	$55,640	$59,943	$(29,920)	$30,023

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

5.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	June 30, 2015	March 31, 2015
Other current assets:
Deposits & funds held in escrow	$2,042	$4,281
Prepaid assets	6,695	2,652
Other	606	480
Total other current assets	$9,343	$7,413

Other assets:
Deferred costs	$2,372	$2,308
Property and equipment, net	6,133	6,127
Other	951	1,045
Other assets - long term	$9,456	$9,480

	June 30, 2015	March 31, 2015
Other current liabilities:
Accrued expenses:	$5,185	$5,302
Deferred compensation	-	222
Other	6,818	8,051
Total other current liabilities	$12,003	$13,575

Other liabilities:
Deferred revenue	$2,691	$2,923
Other	920	890
Total other liabilities - long term	$3,611	$3,813

6.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	June 30, 2015	March 31, 2015

Recourse notes payable with interest rates ranging from 2.24% and 4.22% at June 30, 2015 and ranging from 2.24% and 4.13% at March 31, 2015.
Current	$4,272	$889
Long-term	2,747	2,801
Total recourse notes payable	$7,019	$3,690

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 1.70% to 7.50% at June 30, 2015 and ranging from 1.70% to 10.00% as of March 31, 2015.

Current	$54,645	$28,560
Long-term	14,164	24,314
Total non-recourse notes payable	$68,809	$52,874

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.02% and 3.23%, as of June 30, 2015 and March 31, 2015, respectively. The weighted average interest rate for our recourse notes payable was 2.96% and 3.19%, as of June 30, 2015 and March 31, 2015, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

In May 2014, we entered into an agreement to repurchase the rights, title, and interest to payments due under a financing agreement. This financing agreement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million in the three months ended June 30, 2014, which is presented within other income in our unaudited condensed consolidated statement of operations.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $110.4 million and $99.4 million as of June 30, 2015 and March 31, 2015, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2015 and March 31, 2015. As of June 30, 2015, the facility agreement had an aggregate limit of the two components of $225 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent. On July 24, 2015, the facility was amended to increase the aggregate limit to $250 million. The accounts receivable component sub-limit of $30 million remains unchanged.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2015. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by GECDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2015, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

We have an agreement with First Virginia Community Bank to provide us with a $0.5 million credit facility, which will mature October 26, 2015. The credit facility is available for use by us and our affiliates and the lender has full recourse to us. Borrowings under this facility bear interest at the Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of June 30, 2015 and March 31, 2015, we had no outstanding balance on this credit facility.

Fair Value

As of June 30, 2015, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We had been the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the trial court”) in which, January 27, 2011, a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. On May 23, 2011, the trial court issued a permanent injunction, which Lawson appealed. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence, that Lawson was in contempt of the trial court’s May 23, 2011, injunction. Lawson appealed that order. While that appeal was pending, on April 3, 2014, the United States Patent and Trademark Office issued a notice canceling the patent at issue in the Lawson litigation. On July 25, 2014, the Appeals Court issued an Opinion vacating the injunction and contempt order. On June 18, 2015, the Appeals Court, in a 5-5 split opinion, denied our petition for rehearing. At this time, we are reviewing whether to pursue further legal action.

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

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Certain unvested shares of restricted stock awards (“RSAs”) contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. As of June 30, 2015, we had no unvested shares of RSAs that contained non-forfeitable rights to dividends. We no longer grant RSAs that contain non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2015 and June 30, 2014 (in thousands, except per share data).

	Three months ended June 30,
	2015	2014
Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	7,225	7,504
Effect of dilutive shares	76	55
Weighted average shares common outstanding — diluted	7,301	7,559

Calculation of earnings per common share - basic:
Net earnings	$8,814	$9,477
Net earnings attributable to participating securities	-	48
Net earnings attributable to common shareholders	$8,814	$9,429

Earnings per common share - basic	$1.22	$1.26

Calculation of earnings per common share - diluted:
Net earnings attributable to common shareholders— basic	$8,814	$9,429
Add: undistributed earnings attributable to participating securities	-	-
Net earnings attributable to common shareholders— diluted	$8,814	$9,429

Earnings per common share - diluted	$1.21	$1.25

There were 118,974 and 78,165 unvested RSAs that were excluded from the computation of diluted earnings per share for the three months ended June 30, 2015 and 2014, respectively, as the impact of including these shares was anti-dilutive. As of June 30, 2015 and 2014, we had no unexercised stock options.

9.	STOCKHOLDERS’ EQUITY

On June 12, 2014, our board of directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock over a 12-month period which terminated as of June 15, 2015. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. All repurchased shares were placed in the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30, 2015, we did not purchase any shares of our outstanding common under the share repurchase plan; however, we did purchase 30,447 shares of common stock at a value of $2.5 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2014, we repurchased 552,073 shares of our outstanding common stock at an average cost of $49.31 per share for a total purchase price of $27.2 million under the share repurchase plans. We also purchased 35,158 shares of common stock at a value of $2.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to June 30, 2015, we have repurchased approximately 5.6 million shares of our outstanding common stock at an average cost of $20.00 per share for a total purchase price of $111.6 million.

10.	SHARE-BASED COMPENSATION

Share-Based Plans

As of June 30, 2015, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). As of June 27, 2015, all remaining share-based awards under the 2008 Employee LTIP were vested. All the share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the 2008 Director LTIP, and the 2012 Employee LTIP discussed above, refer to our 2015 Annual Report.

Restricted Stock Activity

For the three months ended June 30, 2015, we granted 212 restricted shares under the 2008 Director LTIP, and 118,974 restricted shares under the 2012 Employee LTIP. For the three months ended June 30, 2014, we granted 658 restricted shares under the 2008 Director LTIP, and 78,165 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2015	176,514	$52.75
Granted	119,186	$81.91
Vested	(86,954)	$48.15
Nonvested June 30, 2015	208,746	$71.32

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, which is based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2015 and 2014, we recognized $1.2 million and $1.0 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $14.1 million as of June 30, 2015, which will be fully recognized over the next sixty months.

We also provide our employees with a contributory 401(k) plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For the three months ended June 30, 2015 and 2014, our estimated contribution expense for the plan was $0.4 million and $0.3 million, respectively.

11.	INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of June 30, 2015, our gross liability related to uncertain tax positions was $72 thousand. At June 30, 2015, if the unrecognized tax benefits of $72 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $101 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We recorded interest expense of $1 thousand for both the three months ended June 30, 2015 and 2014. We did not recognize any additional penalties. We had $44 thousand and $66 thousand accrued for the payment of interest at June 30, 2015 and June 30, 2015, respectively.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2015 and March 31, 2015 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
June 30, 2015:
Assets:

Money market funds	$65,004	$65,004	$-	$-	$-

Liabilities:

Contingent consideration	$1,940	$-	$-	$1,940	$(110)

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
March 31, 2015:
Assets:

Money market funds	$25,004	$25,004	$-	$-	$-

Liabilities:

Contingent consideration	$1,830	$-	$-	$1,830	$150

For the three months ended June 30, 2015 there was an adjustment of $110 thousand increasing the fair value of the contingent consideration, which is presented within general and administrative expenses in our unaudited condensed consolidated statement of operations. There was no adjustment in fair value recognized in the three months ended June 30, 2014.

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

	Three Months Ended June 30,
	2015			2014
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$259,696	$-	$259,696	$261,356	$-	$261,356
Financing revenue	-	8,346	8,346	-	8,874	8,874
Fee and other income	1,811	13	1,824	2,047	27	2,074
Net sales	261,507	8,359	269,866	263,403	8,901	272,304

Cost of sales, product and services	207,718	-	207,718	212,908	-	212,908
Direct lease costs	-	3,018	3,018	-	2,957	2,957
Cost of sales	207,718	3,018	210,736	212,908	2,957	215,865

Professional and other fees	1,262	256	1,518	1,586	247	1,833
Salaries and benefits	32,952	2,262	35,214	30,670	2,277	32,947
General and administrative expenses	6,529	250	6,779	5,758	515	6,273
Interest and financing costs	19	534	553	39	605	644
Operating expenses	40,762	3,302	44,064	38,053	3,644	41,697

Operating income	13,027	2,039	15,066	12,442	2,300	14,742

Other income	-	-	-	-	1,434	1,434

Earnings before provision for income taxes	$13,027	$2,039	$15,066	$12,442	$3,734	$16,176

Depreciation and amortization	$1,237	$2,998	$4,235	$894	$2,947	$3,841
Purchases of property, equipment and operating lease equipment	$618	$6,306	$6,924	$342	$127	$469
Total assets	$352,760	$227,625	$580,385	$303,510	$226,976	$530,486

14.	BUSINESS COMBINATIONS

On August 18, 2014, our subsidiary, ePlus Technology, inc., acquired the operating assets and assumed certain liabilities of Granite Business Solutions, Inc. dba Evolve Technology Group (“Evolve”). Evolve was a provider of IT solutions in California, expanding ePlus’ presence in the western United States. Located in Sacramento, CA, Evolve provided information security, collaboration, virtualization and data center solutions to an established customer base of state, local and educational institutions, as well as commercial enterprises.

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

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2015 (“2015 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2015 Annual Report.

EXECUTIVE OVERVIEW

Business Description

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

Our primary focus is to deliver integrated technology solutions for our customers’ data center, network, and collaboration needs, including hosted, on-premise, hybrid and cloud infrastructures. These solutions consist of services and products encompassing initial and periodic assessments, consultative engagements, architecture, design, and implementation of security, storage, cloud, mobility, hyper-converged infrastructure, and other advanced technologies. We design, implement and provide an array of IT solutions from multiple leading IT vendors. We are an authorized reseller from over 1,000 vendors including Check Point, Cisco Systems, Dell, EMC, FireEye, F5 Networks, Hewlett-Packard, Juniper, McAfee, NetApp, Nimble, Oracle, Palo Alto Networks, Pure Storage, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their assets.

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

We focus exclusively on middle market and large enterprises. For the twelve months ended June 30, 2015, the percentage of revenue by customer end market within our technology segment include state and local government, and educational institutions, 23%; technology, 20%; telecommunications, media and entertainment, 18%; financial services, 10%; and healthcare, 10%. The majority of our sales were generated within the United States; however, we have the ability to support our customers nationally and internationally.

Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two segments: technology and financing. Our technology segment accounts for 97% of our net sales, 86% of our operating income and our earnings before taxes, while our financing segment accounts for 3% of our net sales, 14% of our operating income and our earnings before taxes for the three months ended June 30, 2015.

Key Business Metrics

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business We believe that the most important of these measures and ratios include gross margin, gross margin on product and services, operating income margin, net earnings, net earnings per common share, non-GAAP Adjusted EBITDA, non-GAAP gross sales of product and services, non-GAAP gross cost of sales-product and service. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with GAAP and presented in our unaudited condensed consolidated financial statements as well as non-GAAP performance measurement tools.

A summary these key indicators which are not included in our unaudited condensed consolidated financial statements are presented as follows, (in thousands):

	Three Months Ended June 30,
	2015	2014	Change

Consolidated gross margin	21.9%	20.7%	120 bps
Gross margin, product and services	20.0%	18.5%	150 bps
Operating income margin	5.6%	5.4%	20 bps

Non-GAAP Gross sales of product and services (1)	$332,308	$325,457	2.1%
Non-GAAP Gross cost of sales, product and services (1)	$280,330	$277,009	1.2%

Adjusted EBITDA (2)	$16,274	$15,613	4.2%
Adjusted EBITDA margin (2)	6.0%	5.7%	5.0%

Purchases of property and equipment used internally	$618	$342
Purchases of equipment under operating leases	6,306	127
Total capital expenditures	$6,924	$469

(1)	We define non-GAAP gross sales of product and services as our sales of product and services calculated in accordance with GAAP, adjusted to exclude the costs incurred related to sales of third party software assurance, maintenance and services. We define non-GAAP gross cost of sales, product and services as our cost of sales, product and services calculated in accordance with GAAP, adjusted to include the costs incurred related to sales of third party software assurance, maintenance and services. We have provided below a reconciliation of Non-GAAP Gross Sales of Product and Services to Sales of Product and Services, which is the most closely comparable financial measure to this non-GAAP financial measure. We have also provided below a reconciliation of Non-GAAP Gross Cost of Sales of Product and Services to Cost of Sales, Product and Services, which is the most closely comparable financial measure to this non-GAAP financial measure.

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

	Three Months Ended June 30,
	2015	2014
Sales of products and services	$259,696	$261,356
Costs incurred related to sales of third party software assurance, maintenance and services	72,612	64,101
Non-GAAP gross sales of products and services	$332,308	$325,457

Cost of sales, product and services	$207,718	$212,908
Costs incurred related to sales of third party software assurance, maintenance and services	72,612	64,101
Non-GAAP gross cost of sales, product and services	$280,330	$277,009

(2)	We define Adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the following: interest expense, depreciation and amortization, provision for income taxes, and other income. Certain operating expenses from the financing segment are excluded from the Adjusted EBITDA. We consider the interest on debt from the financing segment, as well as depreciation of assets under lease, to be operating expenses. We have provided below a reconciliation of Adjusted EBITDA to net earnings, which is the most closely comparable to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

We use Adjusted EBITDA as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted ABITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended June 30,
	2015	2014
Net earnings	$8,814	$9,477
Provision for income taxes	6,252	6,699
Other income	-	(1,434)
Depreciation and amortization	1,208	894
Adjusted EBITDA	$16,274	$15,636

Consolidated Results of Operations

During the three months ended June 30, 2015, net sales decreased 0.9% to $269.9 million, over the same period in the prior fiscal year. Non-GAAP gross sales of product and services were $332.3 million compared to $325.5 million during the three months ended June 30, 2014, an increase of 2.1% or $6.9 million. Sales of product and services during the three months ended June 30, 2015 were $259.7 million compared to $261.4 million during the three months ended June 30, 2014, a decrease of 0.6%, as a higher proportion of our sales are comprised of revenues which are recognized on a net basis, such as third party software assurance, maintenance and services as we continue to expand in this area.

Consolidated gross margins were 21.9% for the three months ended June 30, 2015, compared to 20.7% for the three months ended June 30, 2014. Our gross margin for product and services was 20.0% during the three months ended June 30, 2015 compared to 18.5% during the three months ended June 30, 2014. The increase in gross margins was due to shifts in our product mix resulting from our continued focus on value added services for our customers, including the increase in sales of our professional and managed services, and the sale of third party maintenance agreements on core elements of our customers’ IT environment. Revenues on the sale of third party services, such as software assurances and maintenance, are recognized on a net basis.

Operating income for the quarter increased 2.2% to $15.1 million, as compared to the three months ended June 30, 2014. Net earnings for the quarter decreased 7.0% to $8.8 million, as compared to the three months ended June 30, 2014. Net earnings included other non-operating income of $1.4 million for the three months ended June 30, 2014 related to a gain recognized on an arrangement we entered into to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing.

Adjusted EBITDA increased $0.7 million, or 4.3%, to $16.3 million and Adjusted EBITDA margin increased 30 basis points to 6.0% for the three months ended June 30, 2015, as compared to the prior period.

Diluted earnings per share decreased 3.2% to $1.21 per share for the three months ended June 30, 2015, as compared to $1.25 per share for the three months ended June 30, 2014.

Cash and cash equivalents increased $12.6 million or 16.5% to $88.8 million at June 30, 2015 compared to March 31, 2015. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

Financing revenue generally falls into the following three categories:

●	Portfolio income: Interest income from financing receivables and rents due under operating leases;
●	Transactional gains: Net gains or losses on the sale of financial assets; and
●	Post-contract earnings: Month-to-month rents; early termination, prepayment, make-whole, or buyout fees; and net gains on the sale of off-lease (used) equipment.

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

Fluctuations in Revenues

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, changes in vendor incentive programs, interest rate fluctuations, general economic conditions, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of a sale prior to the expiration of the lease term to the lessee or to a third-party or from post-term events.

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

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2015 Compared to the three months ended June 30, 2014

Technology Segment

The results of operations for our technology segment for the three months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Sales of product and services	$259,696	$261,356	$(1,660)	(0.6%)
Fee and other income	1,811	2,047	(236)	(11.5%)
Net sales	261,507	263,403	(1,896)	(0.7%)
Cost of sales, product and services	207,718	212,908	(5,190)	(2.4%)
Gross profit	53,789	50,495	3,294	6.5%

Professional and other fees	1,262	1,586	(324)	(20.4%)
Salaries and benefits	32,952	30,670	2,282	7.4%
General and administrative	6,529	5,758	771	13.4%
Interest and financing costs	19	39	(20)	(51.3%)
Operating expenses	40,762	38,053	2,709	7.1%

Segment earnings	$13,027	$12,442	$585	4.7%

Net sales: Net sales for the three months ended June 30, 2015 were $261.5 million compared to $263.4 million during the three months ended June 30, 2014, a decrease of 0.7%, or $1.9 million.  Non-GAAP gross sales of product and services for the three months ended June 30, 2015 were $332.3 million compared to $325.5 million during the three months ended June 30, 2014, an increase of 2.1% or $6.9 million. Sales of product and services during the three months ended June 30, 2015 were $259.7 million compared to $261.4 million during the three months ended June 30, 2014, a decrease of 0.6%, as a higher proportion of our sales are comprised of revenues which are recognized on a net basis, such as third party software assurance, maintenance and services as we continue to expand in this area.

Summarized below are the sequential and year over year changes in net sales of product and services:

Quarter Ended	Sequential	Year over Year
June 30,2015	0.9%	(0.6%)
March 31, 2015	(13.0%)	3.2%
December 31, 2014	3.2%	15.6%
September 30, 2014	9.7%	9.7%
June 30, 2014	4.8%	5.8%

We rely on our vendors to fulfill a large majority of shipments to our customers. As of June 30, 2015, we had open orders of $89.3 million and deferred revenue of $34.8 million. As of June 30, 2014, we had open orders of $91.2 million and deferred revenues of $20.8 million.

Gross profit: Our gross margin on the sale of product and services increased to 20.0% for the three months ended June 30, 2015, from 18.5% in the prior year due to an increase in sales of third-party software assurance, maintenance, and services, for which the revenues are presented on a net basis, as well as increases in revenues from our professional and managed service. Vendor incentives earned as a percentage of sales of product and services for the three months ended June 30, 2015, declined 20 basis points from the prior year. There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Operating expenses: Operating expenses were $40.8 million for the current quarter or 7.1% higher than the three months ended June 30, 2014. These increases were due to increases in personnel, commissions, and general and administrative expenses.

Professional and other fees decreased $0.3 million, or 20.4%, to $1.3 million for the three months ended June 30, 2015, compared to $1.6 million during the three months ended June 30, 2014. This decrease was primarily due to a decrease in fees related to the secondary offering of common stock in the prior year.

Salaries and benefits increased $2.3 million, or 7.4%, to $33.0 million during the three months ended June 30, 2015, compared to $30.7 million during the three months ended June 30, 2014, of which 38% of the increase was due to variable compensation as a result of the increase in gross profit. The remainder of the increase was driven by increases in the number of employees and related benefits. Our technology segment had 946 employees as of June 30, 2015, an increase of 41 or 4.5% from 905 as of June 30, 2014, all of which were sales and engineering positions. We continue to invest in sales and engineering talent in order to expand our geographical presence in the continental U.S. as well as extend our advanced technology solutions offerings.

General and administrative expenses increased $0.8 million, or 13.4% during the three months ended June 30, 2015 over the same period for the prior year. This increase was primarily due to incremental costs associated with the acquisition of Evolve and other costs related to the ongoing expansion of our business.

Segment earnings: As a result of the foregoing, segment earnings were $13.0 million, an increase of $0.6 million, or 4.7% for the three months ended June 30, 2015, as compared to the same period for the prior year.

Financing Segment

The results of operations for our financing segment for the three months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

Three Months Ended June 30,
2015	2014	Change
Financing revenue	$8,346	$8,874	$(528)	(5.9%)
Fee and other income	13	27	(14)	(51.9%)
Net sales	8,359	8,901	(542)	(6.1%)
Direct lease costs	3,018	2,957	61	2.1%
Gross profit	5,341	5,944	(603)	(10.1%)

Professional and other fees	256	247	9	3.6%
Salaries and benefits	2,262	2,277	(15)	(0.7%)
General and administrative	250	515	(265)	(51.5%)
Interest and financing costs	534	605	(71)	(11.7%)
Operating expenses	3,302	3,644	(342)	(9.4%)

Operating income	2,039	2,300	(261)	(11.3%)

Other income	-	1,434	(1,434)	n/	a
Segment earnings	$2,039	$3,734	$(1,695)	(45.4%)

Net sales: Net sales decreased by $0.5 million, or 6.1%, to $8.4 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 predominately due to lower transactional gains. During the quarters ended June 30, 2015 and 2014, we recognized net gains on sales of financial assets of $1.5 million and $2.2 million, respectively, and the fair value of assets received from these sales were $24.3 million and $56.2 million, respectively. Both portfolio earnings and post contract earnings increased $0.1 million to $4.6 million and $2.2 million, respectively, for the three months ended June 30, 2015 over the prior year.

At June 30, 2015, we had $176.3 million in financing receivables and operating leases, compared to $158.4 million as of June 30, 2014, an increase of $17.9 million or 11.3%.

Gross profit: Gross profit decreased $0.6 million due to lower transactional gains in the three months ended June 30, 2015 as compared to same period in the prior year.

Operating expenses: For the three months ended June 30, 2015, operating expenses decreased $0.3 million, or 9.4%, which was due primarily additional reserves for credit losses recorded in the prior year stemming from an increase in our portfolio balance. Salaries and benefits remained consistent with prior year, with lower salary expenses offset by higher commission expense. Our financing segment had 50 employees as of June 30, 2015, a decrease of 2 from 52 employees as of June 30, 2014.

Interest and financing costs decreased $0.1 million for the three months ended June 30, 2015, compared to the prior year period due to a decrease in the average total notes payable outstanding and slightly lower interest rates for the three months ended June 30, 2015. Total notes payable were $75.8 million as of June 30, 2015, an increase of $9.7 million or 14.6% compared to $66.2 million as of June 30, 2014. Our weighted average interest rate for non-recourse notes payable was 3.02% and 3.37%, as of June 30, 2015 and June 30, 2014, respectively.

Other income: During the three months ended June 30, 2014, we entered into an arrangement to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million.

Segment earnings: As a result of the foregoing, earnings decreased $1.7 million for the three months ended June 30, 2015, over the prior year period.

Consolidated

Income taxes: Our provision for income tax expense is $6.3 million for the three months ended June 30, 2015 as compared to $6.7 million for the same period of the prior fiscal year. Our effective income tax rates for the three months ended June 30, 2015 was 41.6% as compared to 41.4% for the three months ended June 30, 2014.

Net earnings: The foregoing resulted in net earnings of $8.8 million for the three months ended June 30, 2015, a decrease of 7.0%, as compared to $9.5 million during the three months ended June 30, 2014.

Basic and fully diluted earnings per common share were $1.22 and $1.21, for the three months ended June 30, 2015, as compared to $1.26 and $1.25, respectively, for the three months ended June 30, 2014.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2015 were 7.2 million and 7.3 million, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2014 were 7.5 million and 7.6 million.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance, or GECDF, with an aggregate credit limit of $250 million, which was increased from the prior limit of $225 million, by an amendment effective July 24, 2015. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our condensed consolidated balance sheets. There was no outstanding balance at June 30, 2015 or June 30, 2014, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$21,756	$(5,354)
Net cash used in investing activities	(26,425)	(695)
Net cash provided by (used in) financing activities	17,272	(7,294)
Effect of exchange rate changes on cash	3	16
Net (decrease) increase in cash and cash equivalents	$12,606	$(13,327)

Cash flows from operating activities. Cash provided by operating activities totaled $21.8 million during the three months ended June 30, 2015. Net earnings adjusted for the impact of non-cash items was $9.6 million. Net changes in assets and liabilities resulted in an increase of cash and cash equivalents of $12.2 million, primarily due to reductions in accounts receivables of $37.8 million, partially offset by reductions in accounts payable and accrued expenses of $17.1 million, in increases in inventories of $5.4 million, and deferred cost and other assets of $3.1 million.

Cash used in operating activities totaled $5.4 million during the three months ended June 30, 2014. Net earnings adjusted for the impact of non-cash items was $7.1 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $12.5 million, primarily due to cash used for financing receivables of $12.2 million, as the changes in accounts receivable-trade, inventories and accounts payable-trade offset one another.

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of June 30,
	2015	2014

Days sales outstanding (1)	54	53
Days inventory outstanding (2)	8	9
Days payable outstanding (3)	(45)	(44)
Cash conversion cycle	17	18

(1)	Represents the rolling three-month average of the balance of trade accounts receivable-trade, net for our Technology segment at the end of the period divided by non-GAAP gross sales of product and services for the same three-month period.
(2)	Represents the rolling three-month average of the balance of inventory, net for our Technology segment at the end of the period divided by non-GAAP gross cost of sales, product and services for the same three-month period.
(3)	Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our Technology segment at the end of the period divided by non-GAAP gross sales product and services for the same three-month period.

Our standard payment term for customers is between 30-60 days; however, certain customers are approved for extended payment terms. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date. Our cash conversion cycle was 17 days as of June 30, 2015 and 18 days as of June 30, 2014.

Cash flows related to investing activities. Cash used in investing activities was $26.4 million during the three months ended June 30, 2015, compared to cash used in investing activities of $0.7 million during the same period last year. Cash used in investing activities during the three months ended June 30, 2015 was primarily driven by issuance of financing receivables of $44.3 million, purchase of assets to be leased of $9.4 million and purchases of property, equipment, and operating lease equipment of $6.9 million, which was partially offset by cash proceeds from the repayment financing receivable of $21.1 million and the sale of financing receivables of $11.2 million.

Cash used in investing activities was $0.7 million during the three months ended June 30, 2014. Cash used in investing activities during the three months ended June 30, 2014 was primarily driven by issuance of financing receivables of $16.7 million, purchase of assets to be leased of $9.2 million, which was mostly offset by cash proceeds from the sale of financing receivable of $10.0 million and the repayment of financing receivables of $13.6 million.

Cash flows from financing activities. Cash provided by financing activities was $17.3 million during the three months ended June 30, 2015, which was due to net borrowings on the floor plan facility of $11.0 million and net borrowings of non-recourse and recourse notes payable of $7.8 million. During the three months ended June 30, 2015, $2.5 million in cash was used for the repurchase of common stock. In the prior year, cash used in financing activities was $7.3 million during the three months ended June 30, 2014, which was due to the repurchase of treasury stock of $29.2 million, partially offset by net borrowings on the floor plan facility of $10.5 million and net borrowings of non-recourse and recourse notes payable of $11.2 million.

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

At June 30, 2015, our non-recourse notes payable increased 30.1% to $68.8 million, as compared to $52.9 million at March 31, 2015. Recourse notes payable increased 90.2% to $7.0 million as of June 30, 2015 compared to $3.7 million as of March 31, 2015.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of June 30, 2015, the facility had an aggregate limit of the two components of $225.0 million with an accounts receivable sub-limit of $30.0 million. On July 24, 2015, the facility was amended to increase the aggregate limit to $250 million. The accounts receivable component sub-limit of $30 million remained unchanged.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2015. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The facility provided by GECDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date. We have delivered the annual audited financial statements for the year ended March 31, 2015, as required. The loss of the GECDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2015	Balance as of June 30, 2015	Maximum Credit Limit at March 31,2015	Balance as of March 31, 2015
$225,000	$110,401	$225,000	$99,418

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at June 30, 2015 or March 31, 2015, while the maximum credit limit was $30.0 million for both periods.

Credit Facility — General

First Virginia Community Bank, (formerly 1st Commonwealth Bank of Virginia), provides us with a $0.5 million credit facility, which will mature on October 26, 2015. This credit facility is available for us and our affiliates and is full recourse to us. Borrowings under this facility bear interest at Wall Street Journal U.S. Prime rate plus 1%. The primary purpose of the facility is to provide letters of credit for landlords, taxing authorities and bids. As of June 30, 2015 and March 31, 2015, we had no outstanding balance on this credit facility.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of June 30, 2015, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third party and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2015 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Changes in interest rates may affect our ability to fund or transfer our financing arrangements if the rate rises above the fixed rate of the instrument. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of June 30, 2015, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had been the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the trial court”) in which, January 27, 2011, a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. On May 23, 2011, the trial court issued a permanent injunction, which Lawson appealed. On November 21, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) reversed in part, vacated in part, affirmed in part, and remanded. On August 16, 2013, the trial court issued an order finding, by clear and convincing evidence, that Lawson was in contempt of the trial court’s May 23, 2011, injunction. Lawson appealed that order. While that appeal was pending, on April 3, 2014, the United States Patent and Trademark Office issued a notice canceling the patent at issue in the Lawson litigation. On July 25, 2014, the Appeals Court issued an Opinion vacating the injunction and contempt order. On June 18, 2015, the Appeals Court, in a 5-5 split opinion, denied our petition for rehearing. At this time, we are reviewing whether to pursue further legal action.

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

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our 2015 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2015.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2015 through April 30, 2015	-		-	351,960	(2)
May 1, 2015 through May 31, 2015	-		-	351,960	(3)
June 1, 2015 through June 15, 2015	18,284	$82.63	-	351,960	(4)
June 16, 2015 through June 30, 2015	12,163	$79.32	-	-	(5)

(1)	All shares acquired were in open-market purchases, except for 30,447 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)	The share purchase authorization in place for the month ended April 30, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of April, 2015, the remaining authorized shares to be purchased were 351,960.
(3)	The share purchase authorization in place for the month ended May 31, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of May 31, 2015, the remaining authorized shares to be purchased were 351,960.
(4)	The share purchase authorization expired June 15, 2015 and had purchase limitations on the number of shares of up to 500,000 shares. As of June 15, 2015, the remaining number of authorized shares that could have been purchased was 351,960.
(5)	There is no share purchase authorization plan in place for the month ended June 30, 2015. The previous plan expired on June 15, 2015. As of June 30, 2015, there are no authorized shares to be purchased.

The timing and expiration date of the current stock repurchase authorizations are included in Note 9, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Amendment No. 4, effective June 9, 2015, to the Employment Agreement, by and between ePlus inc. and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2015).

10.2
Amendment No. 1, effective June 9, 2015, to the Amended and Restated Employment Agreement, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 15, 2015).

10.3
Amendment No. 1, effective June 9, 2015, to the Amended and Restated Employment Agreement, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 15, 2015).

10.4
Amendment No. 2, dated July 24, 2015, to Amended and Restated Agreement for Wholesale Financing  between ePlus Technology, inc. and GE Commercial Distribution Finance Corporation (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2015).

10.5
Amendment No. 2, dated July 24, 2015, to Amended and Restated Business Financing Agreement between ePlus Technology, inc. and GE Commercial Distribution Finance Corporation (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2015).

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

ePlus inc.

Date: August 5, 2015	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2015	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)