Form 10-Q
period 2015-09-30
EPLUS INC
filed 2015-11-05
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of October 30, 2015 was 7,482,008

ePlus inc. AND SUBSIDIARIES

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•	uncertainty and volatility in the global economy and financial markets;
•	significant adverse changes in, reductions in, or losses of relationships with several of our larger customers or vendors;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	reduction of vendor incentives provided to us;
•	we offer a comprehensive set of solutions— integrating information technology (IT) product sales, third-party software assurance and maintenance, our advanced professional and managed services, our proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:
o	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
o	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
o	maintain our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	failure to comply with public sector contracts or applicable laws;
•	changes to or loss of any members of our senior management team and/or failure to successfully implement succession plans;
•	our dependence on key personnel, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
•	our contracts may not be adequate to protect us and our professional and liability insurance policies coverage may be insufficient to cover a claim;
•	disruptions in our IT systems and data and audio communication networks;
•	our ability to secure our and our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions or the effect of those changes on our common stock or its holders;

•	our ability to realize our investment in leased equipment;
•	our ability to successfully integrate acquired businesses;
•	the possibility of goodwill impairment charges in the future;
•	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents, and, when appropriate, license required technology;
•	exposure to changes in, interpretations of, or enforcement trends in legislation; and
•	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2015	As of March 31, 2015
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$62,842	$76,175
Accounts receivable—trade, net	259,089	218,458
Accounts receivable—other, net	31,740	31,345
Inventories—net	18,773	19,835
Financing receivables—net, current	64,268	66,909
Deferred costs	9,087	20,499
Deferred tax assets	3,643	3,643
Other current assets	4,718	7,413
Total current assets	454,160	444,277

Financing receivables and operating leases—net	87,847	76,991
Property, equipment and other assets	8,969	9,480
Goodwill and other intangible assets	39,511	40,798
TOTAL ASSETS	$590,487	$571,546

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable—equipment	$11,369	$20,330
Accounts payable—trade	46,707	46,090
Accounts payable—floor plan	127,053	99,418
Salaries and commissions payable	13,994	14,860
Deferred revenue	20,665	34,363
Recourse notes payable—current	1,204	889
Non-recourse notes payable—current	28,137	28,560
Other current liabilities	16,476	13,575
Total current liabilities	265,605	258,085

Recourse notes payable—long term	2,815	2,801
Non-recourse notes payable—long term	10,510	24,314
Deferred tax liability—long term	3,271	3,271
Other liabilities	3,277	3,813
TOTAL LIABILITIES	285,478	292,284

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,237 issued and 7,482 outstanding at September 30, 2015 and 13,114 issued and 7,389 outstanding at March 31, 2015	132	131
Additional paid-in capital	114,934	111,072
Treasury stock, at cost, 5,755 and 5,725 shares at September 30, 2015 and March 31, 2015, respectively	(120,654)	(118,179)
Retained earnings	310,970	286,477
Accumulated other comprehensive income—foreign currency translation adjustment	(373)	(239)
Total Stockholders' Equity	305,009	279,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$590,487	$571,546

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

	(in thousands, except per share data)

Net sales	$336,286	$297,472	$606,152	$569,776
Cost of sales	264,365	233,548	475,101	449,413
Gross profit	71,921	63,924	131,051	120,363

Professional and other fees	1,513	1,577	3,031	3,410
Salaries and benefits	35,740	34,252	70,954	67,199
General and administrative expenses	7,585	7,158	14,364	13,431
Interest and financing costs	422	611	975	1,255
Operating expenses	45,260	43,598	89,324	85,295

Operating income	26,661	20,326	41,727	35,068

Other income	-	-	-	1,434

Earnings before tax	26,661	20,326	41,727	36,502

Provision for income taxes	10,982	8,374	17,234	15,073

Net earnings	$15,679	$11,952	$24,493	$21,429

Net earnings per common share—basic	$2.16	$1.63	$3.38	$2.88
Net earnings per common share—diluted	$2.15	$1.63	$3.35	$2.86

Weighted average common shares outstanding—basic	7,274	7,320	7,249	7,412
Weighted average common shares outstanding—diluted	7,297	7,345	7,310	7,461

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(amounts in thousands)

NET EARNINGS	$15,679	$11,952	$24,493	$21,429

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(177)	(160)	(134)	(44)
Other comprehensive income (loss)	(177)	(160)	(134)	(44)

TOTAL COMPREHENSIVE INCOME	$15,502	$11,792	$24,359	$21,385

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2015	2014
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$24,493	$21,429

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	8,503	7,631
Reserve for credit losses, inventory obsolescence and sales returns	(123)	245
Share-based compensation expense	2,711	2,247
Excess tax benefit from share-based compensation	(1,151)	(824)
Payments from lessees directly to lenders—operating leases	(2,560)	(4,445)
Gain on disposal of property, equipment and operating lease equipment	(517)	(2,120)
Gain on sale of financing receivables	(3,991)	(3,179)
Gain on settlement	-	(1,434)
Other	6	50
Changes in:
Accounts receivable—trade	(40,015)	13,236
Accounts receivable—other	(2,270)	(854)
Inventories	538	(7,006)
Financing receivables	(1,171)	(14,187)
Deferred costs, other intangible assets and other assets	11,035	1,333
Accounts payable—equipment	258	(162)
Accounts payable—trade	(7,442)	(29,315)
Salaries and commissions payable, deferred revenue and other liabilities	(10,964)	6,360
Net cash used in operating activities	$(22,660)	$(10,995)

Cash Flows From Investing Activities:
Maturities of supplemental benefit plan investments	$-	$2,544
Proceeds from sale of property, equipment and operating lease equipment	3,199	5,751
Purchases of property, equipment and operating lease equipment	(15,618)	(1,919)
Purchases of assets to be leased or financed	(9,363)	(10,000)
Issuance of financing receivables	(67,623)	(51,163)
Repayments of financing receivables	35,460	28,082
Proceeds from sale of financing receivables	26,021	12,341
Cash used in acquisitions, net of cash acquired	-	(7,818)
Net cash used in investing activities	$(27,924)	$(22,182)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Six Months Ended September 30,
	2015	2014
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$11,239	$30,104
Repayments of non-recourse and recourse notes payable	(186)	(802)
Repurchase of common stock	(2,475)	(34,782)
Dividends paid	(80)	(90)
Excess tax benefit from share-based compensation	1,151	824
Net borrowings (repayments) on floor plan facility	27,635	20,694
Net cash provided by financing activities	37,284	15,948

Effect of exchange rate changes on cash	(33)	(9)

Net Decrease in Cash and Cash Equivalents	(13,333)	(17,238)

Cash and Cash Equivalents, Beginning of Period	76,175	80,179

Cash and Cash Equivalents, End of Period	$62,842	$62,941

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$50	$128
Cash paid for income taxes	$13,901	$12,770

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sales of property, equipment and operating lease equipment	$6,726	$910
Purchase of property, equipment, and operating leases	$(8,181)	$(335)
Purchase of assets to be leased or financed included in accounts payable	$(5,615)	$(18,578)
Issuance of financing receivables	$(76,876)	$-
Repayment of financing receivables	$8,671	$-
Proceeds from sale of financing receivables	$58,520	$47,213
Borrowing of recourse and nonrecourse notes payable	$31,715	$-
Repayments of non-recourse and recourse notes payable	$(16,462)	$(19,171)
Vesting of share-based compensation	$7,687	$6,407
Contingent consideration	$-	$1,960

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
	(in thousands)

Balance, April 1, 2015	7,389	$131	$111,072	$(118,179)	$286,477	$(239)	$279,262

Excess tax benefit of share- based compensation	-	-	1,151	-	-	-	1,151
Issuance of restricted stock awards	123	1	-	-	-	-	1
Share-based compensation	-	-	2,711	-	-	-	2,711
Repurchase of common stock	(30)	-	-	(2,475)	-	-	(2,475)
Net earnings	-	-	-	-	24,493	-	24,493
Foreign currency translation adjustment	-	-	-	-	-	(134)	(134)

Balance, September 30, 2015	7,482	$132	$114,934	$(120,654)	$310,970	$(373)	$305,009

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three and six months ended September 30, 2015 and 2014 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three and six months ended September 30, 2015 and 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2016 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2015 (“2015 Annual Report”), which should be read in conjunction with these interim condensed consolidated financial statements.

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

The notes to the consolidated financial statements contained in the 2015 Annual Report include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the six months ended September 30, 2015.

CONCENTRATIONS OF RISK —A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represented approximately 50%, 7% and 4%, and 50%, 8% and 4%, respectively, of our technology segment sales of product and services for the three and six months ended September 30, 2015, as compared to 56%, 8%, and 6%, and 52%, 8%, and 6%, respectively, of our technology segment sales of product and services for the three and six months ended September 30, 2014. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede all current US GAAP on this topic. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of this standard by one year. Including the one-year deferral, the new guidance becomes effective for us in our quarter ending June 30, 2018, and early adoption is permitted for us in our quarter ending June 30, 2017. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact it will have on our financial statements and disclosures and have not yet selected our planned transition approach.

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

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

September 30, 2015	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$61,555	$67,238	$128,793
Estimated unguaranteed residual value (1)	-	9,287	9,287
Initial direct costs, net of amortization (2)	431	536	967
Unearned income	-	(5,403)	(5,403)
Reserve for credit losses (3)	(3,584)	(848)	(4,432)
Total, net	$58,402	$70,810	$129,212
Reported as:
Current	$30,811	$33,457	$64,268
Long-term	27,591	37,353	64,944
Total, net	$58,402	$70,810	$129,212

(1)	Includes estimated unguaranteed residual values of $4,216 thousand for direct financing leases, which have been sold and accounted for as sales under ASC Topic, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $710 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

March 31, 2015	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$59,943	$66,415	$126,358
Estimated unguaranteed residual value (1)	-	8,376	8,376
Initial direct costs, net of amortization (2)	429	495	924
Unearned income	-	(5,233)	(5,233)
Reserve for credit losses (3)	(3,573)	(881)	(4,454)
Total, net	$56,799	$69,172	$125,971
Reported as:
Current	$33,484	$33,425	$66,909
Long-term	23,315	35,747	59,062
Total, net	$56,799	$69,172	$125,971

(1)	Includes estimated unguaranteed residual values of $3,977 thousand for direct financing leases which have been sold and accounted for as sales under ASC Topic, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $647 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	September 30, 2015	March 31, 2015
Cost of equipment under operating leases	$41,373	$36,283
Accumulated depreciation	(18,470)	(18,354)
Investment in operating lease equipment—net (1)	$22,903	$17,929

(1)	These totals include estimated unguaranteed residual values of $4,409 thousand and $4,340 thousand as of September 30, 2015 and March 31, 2015, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating leases, which are accounted for as sales or secured borrowings in accordance with ASC Topic, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of September 30, 2015 and March 31, 2015, we had financing receivables and operating leases of $46.5 million and $61.9 million, respectively, which were collateral for non-recourse notes payable. See Note 6, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which is presented within net sales in the unaudited condensed consolidated statement of operations. During the three months ended September 30, 2015 and 2014, we recognized net gains of $2.5 million and $0.9 million, respectively. The fair value of assets received from these sales was $84.4 million and $37.6 million for the three months ended September 30, 2015 and 2014, respectively. During the six months ended September 30, 2015 and 2014, we recognized net gains of $4.0 million and $3.2 million, respectively. The fair value of assets received from these sales was $108.7 million and $93.8 million for the six months ended September 30, 2015 and 2014, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$42,785	$(8,673)	$34,112	$42,785	$(8,673)	$34,112
Customer relationships & other intangibles	11,778	(7,389)	4,389	12,005	(6,560)	5,445
Capitalized software development	2,693	(1,683)	1,010	2,693	(1,452)	1,241
Total	$57,256	$(17,745)	$39,511	$57,483	$(16,685)	$40,798

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 6 years.

We perform our goodwill impairment test annually during our third quarter of each year. For the year ended March 31, 2015, we performed a qualitative assessment and concluded that the fair value of our reporting units were, more likely than not, greater than their respective carrying amounts.

All of our goodwill as of September 30, 2015 and March 31, 2015 is related to our technology segment. The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

Reporting Unit	September 30, 2015	March 31, 2015
Technology	$33,023	$33,023
Software Document Management	1,089	1,089

OTHER INTANGIBLE ASSETS

Total amortization expense for other intangible assets was $0.7 million and $0.6 million for the three months and $1.3 and $1.0 million for the six months ended September 30, 2015 and 2014, respectively.

4.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2015	$1,169	$3,573	$881	$5,623
Provision for credit losses	46	11	(33)	24
Write-offs and other	(119)	-	-	(119)
Balance September 30, 2015	$1,096	$3,584	$848	$5,528

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2014	$1,364	$3,364	$1,024	$5,752
Provision for credit losses	(99)	309	11	221
Write-offs and other	(122)	-	(31)	(153)
Balance September 30, 2014	$1,143	$3,673	$1,004	$5,820

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	September 30, 2015		March 31, 2015
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$384	$725	$440	$740
Ending balance: individually evaluated for impairment	3,200	123	3,133	141
Ending balance	$3,584	$848	$3,573	$881

Minimum payments:
Ending balance: collectively evaluated for impairment	$58,035	$67,096	$56,525	$66,255
Ending balance: individually evaluated for impairment	3,520	142	3,418	160
Ending balance	$61,555	$67,238	$59,943	$66,415

The net credit exposure for the balance evaluated individually for impairment as of September 30, 2015 was $3.7 million, $3.2 million of which is related to one customer. During fiscal year 2012, we began selling and financing various products and services to a large law firm, which filed for bankruptcy in May 2012. As of September 30, 2015, we had $3.2 million of notes and lease-related receivables from this customer and total reserves for credit losses of $3.2 million, which represented our estimated probable loss. As of March 31, 2015, we had $3.2 million of notes and lease-related receivables from this customer and total reserves for credit losses of $3.2 million. The note and lease receivables associated with this customer are on non-accrual status.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of September 30, 2015 and March 31, 2015 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

September 30, 2015

High CQR	$131	$83	$186	$400	$193	$47,143	$47,736	$(2,744)	$(10,664)	$34,328
Average CQR	3	-	102	105	64	19,191	19,360	(1,454)	(6,077)	11,829
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$134	$83	$430	$647	$257	$66,334	$67,238	$(4,217)	$(16,741)	$46,280

March 31, 2015

High CQR	$70	$185	$133	$388	$430	$41,213	$42,031	$(2,340)	$(16,561)	$23,130
Average CQR	15	68	19	102	75	24,047	24,224	(1,742)	(9,397)	13,085
Low CQR	-	-	-	-	-	160	160	(19)	-	141
Total	$85	$253	$152	$490	$505	$65,420	$66,415	$(4,101)	$(25,958)	$36,356

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as September 30, 2015 and March 31, 2015 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

September 30, 2015

High CQR	$-	$5	$174	$179	$34	$44,843	$45,056	$(25,890)	$19,166
Average CQR	6	6	118	130	202	12,647	12,979	(7,763)	5,216
Low CQR	-	-	3,520	3,520	-	-	3,520	-	3,520
Total	$6	$11	$3,812	$3,829	$236	$57,490	$61,555	$(33,653)	$27,902

March 31, 2015

High CQR	$338	$260	$161	$759	$2,455	$35,996	$39,210	$(18,255)	$20,955
Average CQR	57	-	-	57	376	16,882	17,315	(11,665)	5,650
Low CQR	-	-	656	656	-	2,762	3,418	-	3,418
Total	$395	$260	$817	$1,472	$2,831	$55,640	$59,943	$(29,920)	$30,023

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

5.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	September 30, 2015	March 31, 2015
Other current assets:
Deposits & funds held in escrow	$916	$4,281
Prepaid assets	3,120	2,652
Other	682	480
Total other current assets	$4,718	$7,413

Other assets:
Deferred costs	$2,302	$2,308
Property and equipment, net	5,957	6,127
Other	710	1,045
Total other assets - long term	$8,969	$9,480

	September 30, 2015	March 31, 2015
Other current liabilities:
Accrued expenses	$6,590	$5,302
Deferred compensation	-	222
Other	9,886	8,051
Total other current liabilities	$16,476	$13,575

Other liabilities:
Deferred revenue	$2,382	$2,923
Other	895	890
Total other liabilities - long term	$3,277	$3,813

6.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	September 30, 2015	March 31, 2015

Recourse notes payable with interest rates ranging from 2.24% and 4.13% at September 30, 2015 and ranging from 2.24% and 4.13% at March 31, 2015.
Current	$1,204	$889
Long-term	2,815	2,801
Total recourse notes payable	$4,019	$3,690

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 1.70% to 7.50% at September 30, 2015 and ranging from 1.70% to 10.00% as of March 31, 2015.

Current	$28,137	$28,560
Long-term	10,510	24,314
Total non-recourse notes payable	$38,647	$52,874

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.18% and 3.23%, as of September 30, 2015 and March 31, 2015, respectively. The weighted average interest rate for our recourse notes payable was 3.21% and 3.19%, as of September 30, 2015 and March 31, 2015, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

In May 2014, we entered into an agreement to repurchase the rights, title, and interest to payments due under a financing agreement. This financing agreement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million in the six months ended September 30, 2014, which is presented within other income in our unaudited condensed consolidated statement of operations.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $127.1 million and $99.4 million as of September 30, 2015 and March 31, 2015, respectively. Under the accounts receivable component, we had no outstanding balances as of September 30, 2015 and March 31, 2015. As of September 30, 2015, the facility agreement had an aggregate limit of the two components of $250 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and its subsidiary, ePlus Technology Services, inc., is secured by a blanket lien against all their assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. and its subsidiary. We were in compliance with these covenants as of September 30, 2015. In addition, the facility restricts the ability of ePlus Technology, inc. and its subsidiary to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. and its subsidiary be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. and its subsidiary. This credit facility is secured by the assets of ePlus Technology, inc. and its subsidiary, ePlus Technology Services, inc. and the guaranty as described below.

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

Fair Value

As of September 30, 2015 and March 31, 2015, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We were the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the Trial Court”) in which, on January 27, 2011, a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. On August 16, 2013, the Trial Court found, by clear and convincing evidence, that Lawson was in contempt of the Trial Court’s May 23, 2011, injunction which restricted Lawson from taking certain actions that infringed one of our patents. Lawson appealed, and while the appeal was pending, on April 3, 2014, the United States Patent and Trademark Office issued a notice canceling the patent. On July 25, 2014, the United States Court of Appeals for the Federal Circuit (“the Appeals Court”) vacated the injunction and the contempt order. On June 18, 2015, the Appeals Court, in a 5-5 split opinion, denied our petition for rehearing. We intend to ask the United States Supreme Court to consider the case.

These types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict when any litigation will be resolved, whether we will be successful in any claim for monetary or equitable relief, whether any award ultimately received will exceed the costs incurred to pursue this matter, or how long it will take to bring any matter to resolution.

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

8.            EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. In the past, certain unvested shares of restricted stock awards (“RSAs”) contained non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs were considered participating securities because their holders had the right to participate in earnings with common stockholders. We used the two-class method to allocate net income between common shares and other participating securities for the six months ended September 30, 2014. As of September 30, 2015, we had no unvested shares of RSAs that contained non-forfeitable rights to dividends. We no longer grant RSAs that contain non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share for the three and six months ended September 30, 2015 and September 30, 2014 (in thousands, except per share data).

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	7,274	7,320	7,249	7,412
Effect of dilutive shares	23	25	61	49
Weighted average shares common outstanding — diluted	7,297	7,345	7,310	7,461

Calculation of earnings per common share - basic:
Net earnings	$15,679	$11,952	$24,493	$21,429
Net earnings attributable to participating securities	-	-	-	55
Net earnings attributable to common shareholders	$15,679	$11,952	$24,493	$21,374

Earnings per common share - basic	$2.16	$1.63	$3.38	$2.88

Calculation of earnings per common share - diluted:
Net earnings attributable to common shareholders— basic	$15,679	$11,952	$24,493	$21,374
Add: undistributed earnings attributable to participating securities	-	-	-	1
Net earnings attributable to common shareholders— diluted	$15,679	$11,952	$24,493	$21,375

Earnings per common share - diluted	$2.15	$1.63	$3.35	$2.86

As of September 30, 2015 and 2014, we did not have any unexercised stock options.

9.	STOCKHOLDERS’ EQUITY

On August 13, 2015, our board of directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock over a 12-month period beginning on August 17, 2015 through August 16, 2016. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the six months ended September 30, 2015, we did not purchase any shares of our outstanding common stock under the share repurchase plan; however, we did purchase 30,447 shares of common stock at a value of $2.5 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2014, we repurchased 651,019 shares of our outstanding common stock at an average cost of $50.31 per share for a total purchase price of $32.8 million under a share repurchase plan. We also purchased 35,158 shares of common stock at a value of $2.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to September 30, 2015, we have repurchased approximately 5.6 million shares of our outstanding common stock at an average cost of $20.00 per share for a total purchase price of $111.6 million.

10.	SHARE-BASED COMPENSATION

Share-Based Plans

As of September 30, 2015, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). All the share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the 2008 Director LTIP, and the 2012 Employee LTIP discussed above, refer to our 2015 Annual Report.

Restricted Stock Activity

For the six months ended September 30, 2015, we granted 6,151 restricted shares under the 2008 Director LTIP, and 118,974 restricted shares under the 2012 Employee LTIP. For the six months ended September 30, 2014, we granted 9,390 restricted shares under the 2008 Director LTIP, and 78,165 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2015	176,514	$52.75
Granted	125,125	$81.76
Vested	(94,625)	$48.75
Forfeited	(2,321)	$64.06
Nonvested September 30, 2015	204,693	$72.21

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, which is based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2015 and 2014, we recognized $1.5 million and $1.2 million, respectively, of total share-based compensation expense. During the six months ended September 30, 2015 and 2014, we recognized $2.7 million and $2.2 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $13.0 million as of September 30, 2015, which will be fully recognized over the next fifty-seven months.

We also provide our employees with a contributory 401(k) plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For the three months ended September 30, 2015 and 2014, our estimated contribution expense for the plan was $0.4 million and $0.3 million, respectively. For the six months ended September 30, 2015 and 2014, our estimated contribution expense for the plan was $0.7 million and $0.6 million, respectively.

11.	INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of September 30, 2015 our gross liability related to uncertain tax positions was $72 thousand. At September 30, 2015 if the unrecognized tax benefits of $72 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $102 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We did not recognize any additional penalties. We had $46 thousand and $67 thousand accrued for the payment of interest at September 30, 2015 and 2014, respectively

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2015 and March 31, 2015 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Assets:

Money market funds	$39,504	$39,504	$-	$-

Liabilities:

Contingent consideration	$2,145	$-	$-	$2,145

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable I nputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015:
Assets:

Money market funds	$25,004	$25,004	$-	$-

Liabilities:

Contingent consideration	$1,830	$-	$-	$1,830

For the three and six months ended September 30, 2015, we recorded adjustments that increased the fair value of our liability for contingent consideration by $205 thousand and $315 thousand, respectively, and such adjustments were presented within general and administrative expenses in our unaudited condensed consolidated statement of operations. There was no adjustment in fair value recognized in either the three or the six months ended September 30, 2014.

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

	Three Months Ended
	September 30, 2015			September 30, 2014
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$324,259	$-	$324,259	$286,584	$-	$286,584
Financing revenue	-	10,279	10,279	-	9,059	9,059
Fee and other income	1,721	27	1,748	1,782	47	1,829
Net sales	325,980	10,306	336,286	288,366	9,106	297,472

Cost of sales, product and services	261,208	-	261,208	230,742	-	230,742
Direct lease costs	-	3,157	3,157	-	2,806	2,806
Cost of sales	261,208	3,157	264,365	230,742	2,806	233,548

Professional and other fees	1,305	208	1,513	1,321	256	1,577
Salaries and benefits	33,476	2,264	35,740	31,963	2,289	34,252

General and administrative expenses	7,322	263	7,585	6,703	455	7,158
Interest and financing costs	22	400	422	19	592	611
Operating expenses	42,125	3,135	45,260	40,006	3,592	43,598

Earnings before provision for income taxes	$22,647	$4,014	$26,661	$17,618	$2,708	$20,326

Depreciation and amortization	$1,229	$3,039	$4,268	$1,081	$2,709	$3,790
Purchases of property, equipment and operating lease equipment	$576	$8,118	$8,694	$744	$706	$1,450
Total assets	$379,378	$211,109	$590,487	$341,893	$222,553	$564,446

	Six Months Ended
	September 30, 2015			September 30, 2014
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$583,955	$-	$583,955	$547,940	$-	$547,940
Financing revenue	-	18,625	18,625	-	17,933	17,933
Fee and other income	3,532	40	3,572	3,829	74	3,903
Net sales	587,487	18,665	606,152	551,769	18,007	569,776

Cost of sales, product and services	468,926	-	468,926	443,650	-	443,650
Direct lease costs	-	6,175	6,175	-	5,763	5,763
Cost of sales	468,926	6,175	475,101	443,650	5,763	449,413

Professional and other fees	2,567	464	3,031	2,907	503	3,410
Salaries and benefits	66,428	4,526	70,954	62,633	4,566	67,199

General and administrative expenses	13,851	513	14,364	12,461	970	13,431
Interest and financing costs	41	934	975	58	1,197	1,255
Operating expenses	82,887	6,437	89,324	78,059	7,236	85,295

Operating income	35,674	6,053	41,727	30,060	5,008	35,068

Other income	-	-	-	-	1,434	1,434

Earnings before provision for income taxes	$35,674	$6,053	$41,727	$30,060	$6,442	$36,502

Depreciation and amortization	$2,466	$6,037	$8,503	$1,975	$5,656	$7,631
Purchases of property, equipment and operating lease equipment	$1,194	$14,424	$15,618	$1,086	$833	$1,919
Total assets	$379,378	$211,109	$590,487	$341,893	$222,553	$564,446

14.	BUSINESS COMBINATIONS

On August 18, 2014, our subsidiary, ePlus Technology, inc., acquired the operating assets and assumed certain liabilities of Granite Business Solutions, Inc. dba Evolve Technology Group (“Evolve”). Located in Sacramento, CA, Evolve provided information security, collaboration, virtualization and data center solutions to an established customer base of state, local and educational institutions, as well as commercial enterprises. Our acquisition expands our presence in the western United States.

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

EXECUTIVE OVERVIEW

Business Description

We are a leading integrator of technology solutions for information technology (IT) lifecycle management. We enable organizations to optimize their IT infrastructure and supply chain processes by delivering world-class IT products from top vendors, providing a consultative approach to professional and managed services, and providing our proprietary software, as well as flexible financing solutions for all our offerings. We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 24 years and have been licensing our proprietary software for more than 15 years.

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

We focus exclusively on middle market and large enterprises. For the twelve months ended September 30, 2015, the percentage of revenue by customer end market within our technology segment include state and local government, and educational institutions, 23%; technology, 21%; telecommunications, media and entertainment, 17%; financial services, 10%; and healthcare, 10%. The majority of our sales were generated within the United States; however, we also have the ability to support our customers internationally.

Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two segments: technology and financing. Our technology segment accounted for 97% of our net sales in both the three and six months ended September 30, 2015, and 85% of our operating income for both the three and six months ended September 30, 2015. The financing segment accounted for 3% of our net sales in both the three and six months ended September 30, 2015, and 15% of our operating income for both the three and six months ended September 30, 2015.

Key Business Metrics

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include gross margin, gross margin on product and services, operating income margin, net earnings, net earnings per common share, Adjusted EBITDA, Adjusted EBITDA margin, non-GAAP gross sales of product and services, non-GAAP gross cost of sales, product and services. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with GAAP and presented in our unaudited condensed consolidated financial statements as well as non-GAAP performance measurement tools.

A summary of these key indicators which are not included in our unaudited condensed consolidated financial statements is presented as follows, (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014	Change	2015	2014	Change

Gross margin	21.4%	21.5%	(10 bps)	21.6%	21.1%	50 bps
Gross margin, product and services	19.4%	19.5%	(10 bps)	19.7%	19.0%	70 bps
Operating income margin	7.9%	6.8%	110 bps	6.9%	6.2%	70 bps

Non-GAAP gross sales of product and services (1)	$431,096	$392,238	9.9%	$763,404	$717,696	6.4%
Non-GAAP gross cost of sales, product and services (1)	$368,045	$336,396	9.4%	$648,375	$613,406	5.7%

Adjusted EBITDA (2)	$27,861	$21,376	30.3%	$44,135	$36,989	19.3%
Adjusted EBITDA margin (2)	8.3%	7.2%	110 bps	7.3%	6.5%	80 bps

Purchases of property and equipment used internally	$576	$744	$(168)	$1,194	$1,086	$108
Purchases of equipment under operating leases	8,118	706	7,412	14,424	833	13,591
Total capital expenditures	$8,694	$1,450	$7,244	$15,618	$1,919	$13,699

(1)
We define non-GAAP gross sales of product and services as our sales of product and services calculated in accordance with GAAP, adjusted to exclude the costs incurred related to sales of third party software assurance, maintenance and services. We define non-GAAP gross cost of sales, product and services as our cost of sales, product and services calculated in accordance with GAAP, adjusted to include the costs incurred related to sales of third party software assurance, maintenance and services. We provide below a reconciliation of non-GAAP gross sales of product and services to sales of product and services, which is the most closely comparable financial measure to this non-GAAP financial measure. We also provide below a reconciliation of non-GAAP gross cost of sales of product and services to cost of sales, product and services, which is the most closely comparable financial measure to this non-GAAP financial measure.

We use non-GAAP gross sales of product and services and non-GAAP gross cost of sales, product and services as supplemental measures of our performance to gain insight into the volume of business generated by our technology segment. Our use of non-GAAP gross sales of product and services and non-GAAP gross cost of sales, product and services as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate non-GAAP gross sales of product and services and non-GAAP gross cost of sales, product and services or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Sales of products and services	$324,259	$286,584	$583,955	$547,940
Costs incurred related to sales of third party software assurance, maintenance and services	106,837	105,654	179,449	169,756
Non-GAAP gross sales of products and services	$431,096	$392,238	$763,404	$717,696

Cost of sales, product and services	$261,208	$230,742	$468,926	$443,650
Costs incurred related to sales of third party software assurance, maintenance and services	106,837	105,654	179,449	169,756
Non-GAAP gross cost of sales, product and services	$368,045	$336,396	$648,375	$613,406

(2)
We define Adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the following: interest expense, depreciation and amortization, provision for income taxes, and other income. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. We provide below a reconciliation of Adjusted EBITDA to net earnings, which is the most closely comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$15,679	$11,952	$24,493	$21,429
Provision for income taxes	10,982	8,374	17,234	15,073
Depreciation and amortization	1,200	1,050	2,408	1,921
Less: Other income	-	-	-	1,434
Adjusted EBITDA	$27,861	$21,376	$44,135	$36,989

Consolidated Results of Operations

During the three months ended September 30, 2015, net sales increased 13.0%, or $38.8 million to $336.3 million, compared to $297.5 million for the same period in the prior fiscal year. Sales of products and services rose 13.1% to $324.3 million, from $286.6 million in the prior year quarter ended September 30, 2014. The increase reflects a 9.9% increase in non-GAAP gross sales of product and services, increasing to $431.1 million from $392.2 million, as well as a higher proportion of sales from products, which is presented on a gross basis. The increase in net sales revenues was a result of an increase in demand from companies in the technology, health care industries, and state and local government and education (“SLED”) customers.

During the six months ended September 30, 2015, net sales increased 6.4%, or $36.4 million to $606.2 million, compared to $569.8 million for the same period in the prior fiscal year. Sales of product and services were $584.0 million for the six months ended September 30, 2015, compared to $547.9 million for the same period last year, an increase of 6.6%. Non-GAAP gross sales of product and services were $763.4 million compared to $717.7 million during the six months ended September 30, 2014, an increase of 6.4% or $45.7 million.

Consolidated gross profit rose 12.5% to $71.9 million, compared with $63.9 million in the second quarter of fiscal 2015. Consolidated gross margins were 21.4% for the three months ended September 30, 2015, compared to 21.5% for the three months ended September 30, 2014. Our gross margin for product and services was 19.4% during the three months ended September 30, 2015 compared to 19.5% during the three months ended September 30, 2014. The decrease in gross margins was due to shifts in our product revenue mix resulting from changes in demand from our customer base.

Consolidated gross profit rose 8.9% to $131.1 million, compared with $120.4 million in the first half of fiscal 2015. For the six months ended September 30, 2015, consolidated gross margins were 21.6%, compared to 21.1% for the six months ended September 30, 2014. Our gross margin for product and services was 19.7% during the six months ended September 30, 2015 compared to 19.0% during the same period last year. Contributing to our margins for both the three and six month periods was our continued focus on value added services for our customers, including the increase in sales of our professional and managed services. Vendor incentives earned as a percentage of sales of product and services for the three and six months ended September 30, 2015 declined 50 basis points and 40 basis points, respectively, from the prior periods.

Operating income for the quarter increased 31.2% to $26.7 million, as compared to $20.3 million for the three months ended September 30, 2014. Net earnings for the quarter increased 31.2% to $15.7 million, as compared to $12.0 million for the three months ended September 30, 2014. Operating income margin for the quarter increased 110 basis points to 7.9% for the three months ended September 30, 2015 from 6.8% for the prior year.

Operating income for the six months ended September 30, 2015 increased 19.0% to $41.7 million, as compared to $35.1 million for the six months ended September 30, 2014. For the six months ended September 30, 2015, the operating income margin increased 70 basis points to 6.9% from 6.2% for the same period in the prior year.

Consolidated net earnings for the three months ended September 30, 2015 were $15.7 million, and increase of 31.2%, or $3.7 million over the prior year's results. Net earnings for the six months ended September 30, 2015 increased 14.3% to $24.5 million, as compared to $21.4 million for the six months ended September 30, 2014, which included other income of $1.4 million related to a gain recognized on an arrangement we entered into to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing.

Adjusted EBITDA increased $6.5 million, or 30.3%, to $27.9 million and Adjusted EBITDA margin increased 110 basis points to 8.3% for the three months ended September 30, 2015, as compared to the prior period. Adjusted EBITDA for the six months ended September 30, 2015 increased $7.1 million, or 19.3%, to $44.1 million and Adjusted EBITDA margin increased 80 basis points to 7.3% compared to the prior year period of 6.5%.

Diluted earnings per share increased 31.9%, or $0.52 to $2.15 per share for the three months ended September 30, 2015, as compared to $1.63 per share for the three months ended September 30, 2014. Diluted earnings per share increased 17.1% to $3.35 per share for the six months ended September 30, 2015, as compared to $2.86 per share for the six months ended September 30, 2014.

Cash and cash equivalents decreased $13.3 million or 17.5% to $62.8 million at September 30, 2015 compared to March 31, 2015. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

SEGMENT RESULTS OF OPERATIONS

The three and six months ended September 30, 2015 Compared to the three and six months ended September 30, 2014

Technology Segment

The results of operations for our technology segment for the three and six months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2015	2014	Change		2015	2014	Change
Sales of product and services	$324,259	$286,584	$37,675	13.1%	$583,955	$547,940	$36,015	6.6%
Fee and other income	1,721	1,782	(61)	(3.4%)	3,532	3,829	(297)	(7.8%)
Net sales	325,980	288,366	37,614	13.0%	587,487	551,769	35,718	6.5%
Cost of sales, product and services	261,208	230,742	30,466	13.2%	468,926	443,650	25,276	5.7%
Gross profit	64,772	57,624	7,148	12.4%	118,561	108,119	10,442	9.7%

Professional and other fees	1,305	1,321	(16)	(1.2%)	2,567	2,907	(340)	(11.7%)
Salaries and benefits	33,476	31,963	1,513	4.7%	66,428	62,633	3,795	6.1%
General and administrative	7,322	6,703	619	9.2%	13,851	12,461	1,390	11.2%
Interest and financing costs	22	19	3	15.8%	41	58	(17)	(29.3%)
Operating expenses	42,125	40,006	2,119	5.3%	82,887	78,059	4,828	6.2%

Segment earnings	$22,647	$17,618	$5,029	28.5%	$35,674	$30,060	$5,614	18.7%

Net sales: Net sales for the three months ended September 30, 2015 were $326.0 million compared to $288.4 million during the three months ended September 30, 2014, an increase of 13.0%, or $37.6 million. Net sales for the six months ended September 30, 2015 were $587.5 million compared to $551.8 million during the six months ended September 30, 2014, an increase of 6.5%, or $35.7 million. The increase in net sales revenues was a result of an increase in demand from companies in the technology, health care, and SLED market segments.

Non-GAAP gross sales of product and services for the three months ended September 30, 2015 were $431.1 million compared to $392.2 million during the three months ended September 30, 2014, an increase of 9.9% or $38.9 million. Sales of product and services during the three months ended September 30, 2015 were $324.3 million compared to $286.6 million during the three months ended September 30, 2014, an increase of 13.1% or $37.7 million. This reflected a higher proportion of sales from products, which are presented on a gross basis.

Non-GAAP gross sales of product and services for the six months ended September 30, 2015 were $763.4 million compared to $717.7 million during the six months ended September 30, 2014, an increase of 6.4% or $45.7 million. Sales of product and services during the six months ended September 30, 2015 were $584.0 million compared to $547.9 million during the six months ended September 30, 2014, an increase of 6.6%.

Summarized below are the sequential and year over year changes in net sales of product and services:

Quarter Ended	Sequential	Year over Year
September 30, 2015	24.9%	13.1%
June 30,2015	0.9%	(0.6%)
March 31, 2015	(13.0%)	3.2%
December 31, 2014	3.2%	15.6%
September 30, 2014	9.7%	9.7%

We rely on our vendors to fulfill a large majority of shipments to our customers. As of September 30, 2015, we had open orders of $73.9 million and deferred revenue of $22.6 million. As of September 30, 2014, we had open orders of $89.8 million and deferred revenues of $24.2 million.

Gross profit: Our gross margin for product and services was 19.4% during the three months ended September 30, 2015 compared to 19.5% during the three months ended September 30, 2014. The decrease in gross margins was due to shifts in our product revenue mix resulting from changes in demand from our customer base.

Our gross margin for product and services was 19.7% during the six months ended September 30, 2015 compared to 19.0% during the six months ended September 30, 2014. Contributing to our margins for both the three and six month periods was our continued focus on value added services for our customers, including the increase in sales of our professional and managed services. Vendor incentives earned as a percentage of sales of product and services for the three and six months ended September 30, 2015 declined 50 basis points and 40 basis points, respectively, from the prior year.

Operating expenses: Operating expenses were $42.1 million, an increase of $2.1 million or 5.3% higher for the current quarter compared to $40.0 million for the three months ended September 30, 2014. Operating expenses for the six months ended September 30, 2015 were $82.9 million compared to $78.1 million or 6.2% higher than the six months ended September 30, 2014.

Professional and other fees were $1.3 million for the three months ended September 30, 2015, and 2014. Professional and other fees for the six months ended September 30, 2015 were $2.6 million compared to $2.9 million or 11.7% lower than the six months ended September 30, 2014. The decrease for the six months ended September 30, 2015 was primarily due to a decrease in fees related to the secondary offering of common stock in the prior year.

Salaries and benefits increased $1.5 million, or 4.7%, to $33.5 million during the three months ended September 30, 2015, compared to $32.0 million during the three months ended September 30, 2014. For the six months ended September 30, 2015, salaries and benefits were $66.4 million compared to $62.6 million or 6.1% higher than the six months ended September 30, 2014. The increase in salaries and benefits is due to additional personnel and merit increases. Our technology segment had 945 employees as of September 30, 2015, an increase of 17 or 1.8% from 928 as of September 30, 2014, all of which were sales and engineering positions.

General and administrative expenses increased $0.6 million, or 9.2% during the three months ended September 30, 2015 over the same period for the prior year. During the six months ended September 30, 2015 general and administrative expenses increased $1.4 million, or 11.2% over the same period for the prior year. This increase was primarily due to incremental costs associated with the acquisition of Evolve and other costs related to the ongoing expansion of our business.

Segment earnings: As a result of the foregoing, segment earnings were $22.6 million, an increase of $5.0 million, or 28.5% for the three months ended September 30, 2015, and segment earnings were $35.7 million, an increase of $5.6 million, or 18.7% for the six months ended September 30, 2015, as compared to the same periods for the prior year.

Financing Segment

The results of operations for our financing segment for the three and six months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2015	2014	Change		2015	2014	Change
Financing revenue	$10,279	$9,059	$1,220	13.5%	$18,625	$17,933	$692	3.9%
Fee and other income	27	47	(20)	(42.6%)	40	74	(34)	(45.9%)
Net sales	10,306	9,106	1,200	13.2%	18,665	18,007	658	3.7%
Direct lease costs	3,157	2,806	351	12.5%	6,175	5,763	412	7.1%
Gross profit	7,149	6,300	849	13.5%	12,490	12,244	246	2.0%

Professional and other fees	208	256	(48)	(18.8%)	464	503	(39)	(7.8%)
Salaries and benefits	2,264	2,289	(25)	(1.1%)	4,526	4,566	(40)	(0.9%)
General and administrative	263	455	(192)	(42.2%)	513	970	(457)	(47.1%)
Interest and financing costs	400	592	(192)	(32.4%)	934	1,197	(263)	(22.0%)
Operating expenses	3,135	3,592	(457)	(12.7%)	6,437	7,236	(799)	(11.0%)

Operating income	4,014	2,708	1,306	48.2%	6,053	5,008	1,045	20.9%
Other income	-	-	-	n/a	-	1,434	(1,434)	n/a
Segment earnings	$4,014	$2,708	$1,306	48.2%	$6,053	$6,442	$(389)	(6.0%)

Net sales: Net sales increased by $1.2 million, or 13.2%, to $10.3 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 due to higher transactional gains. During the quarters ended September 30, 2015 and 2014, we recognized net gains on sales of financial assets of $2.5 million and $0.9 million, respectively, and the fair value of assets received from these sales were $84.4 million and $37.6 million, respectively. Post contract earnings decreased $0.3 million to $3.2 million for the three months ended September 30, 2015 over the prior year.

For the six months ended September 30, 2015, net sales increased by $0.7 million, or 3.7%, to $18.7 million, as compared to the six months ended September 30, 2014 due to higher transactional gains. During the six months ended September 30, 2015 and 2014, we recognized net gains on sales of financial assets of $4.0 million and $3.2 million, respectively, and the fair value of assets received from these sales were $108.7 million and $93.8 million, respectively. Post contract earnings decreased $0.1 million to $5.4 million for the six months ended September 30, 2015 over the prior year.

At September 30, 2015, we had $152.1 million in financing receivables and operating leases, compared to $159.4 million as of September 30, 2014, a decrease of $7.3 million or 4.6%.

Gross profit: Gross profit increased $0.8 million due to higher transactional gains in the three months ended September 30, 2015 as compared to same period in the prior year. For the six months ended September 30, 2015 gross profit increased $0.2 million due to higher transactional gains being offset in part by lower post-contract earnings and increased depreciation expense related to operating leases as compared to the prior year period.

Operating expenses: For the three months ended September 30, 2015, operating expenses decreased $0.5 million, or 12.7%, which was due primarily to both lower interest and financing costs and additional reserves for credit losses recorded in the prior year stemming from an increase in our portfolio balance. Salaries and benefits remained consistent with the prior year. Our financing segment had 52 employees as of September 30, 2015 up from 51 employees as of September 30, 2014.

For the six months ended September 30, 2015, operating expenses decreased $0.8 million, or 11.0%, which was due primarily to both lower interest and financing costs and additional reserves for credit losses recorded in the prior year stemming from an increase in our portfolio balance. Salaries and benefits remained consistent with prior year.

Interest and financing costs decreased $0.2 million and $0.3 million for the three and six months ended September 30, 2015, respectively, compared to the prior year periods due to a decrease in the average total notes payable outstanding and slightly lower interest rates for the three and six months ended September 30, 2015. Total notes payable were $42.7 million as of September 30, 2015, a decrease of $25.5 million or 37.4% compared to $68.1 million as of September 30, 2014. Our weighted average interest rate for non-recourse notes payable was 3.18% and 3.31%, as of September 30, 2015 and September 30, 2014, respectively.

Other income: During the six months ended September 30, 2014, we entered into an arrangement to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million.

Segment earnings: As a result of the foregoing, earnings increased $1.3 million and decreased $0.4 million for the three and six months ended September 30, 2015, respectively, over the prior year periods.

Consolidated

Income taxes: Our provision for income tax expense increased $2.6 million to $11.0 million for the three months ended September 30, 2015, and increased $2.2 million to $17.2 million for the six months ended September 30, 2015 as compared to the same periods last year. Our effective income tax rates for the three and six months ended September 30, 2015 were 41.2% and 41.3%, respectively. For the three and six months ended September 30, 2014, the effective income tax rates were also 41.2% and 41.3%, respectively.

Net earnings: The foregoing resulted in net earnings of $15.7 million for the three months ended September 30, 2015, an increase of 31.2%, as compared to $12.0 million during the three months ended September 30, 2014. Net earnings were $24.5 million for the six months ended September 30, 2015 an increase of 14.3%, as compared to $21.4 million during the six months ended September 30, 2014.

Basic and fully diluted earnings per common share were $2.16 and $2.15, for the three months ended September 30, 2015, an increase of 32.5% and 31.9% as compared to $1.63 and $1.63, respectively, for the three months ended September 30, 2014. For the six months ended September 30, 2015, basic and fully diluted earnings per common share were $3.38 and $3.35, an increase of 17.4% and 17.1% as compared to $2.88 and $2.86, respectively, for the three months ended September 30, 2014.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2015 was 7.3 million. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended September 30, 2014 was 7.3 million.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2015 were 7.2 million and 7.3 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the six months ended September 30, 2014 was 7.4 million and 7.5 million, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance, or GECDF, with an aggregate credit limit of $250 million. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our condensed consolidated balance sheets. There was no outstanding balance at September 30, 2015 or September 30, 2014, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(22,660)	$(10,995)
Net cash used in investing activities	(27,924)	(22,182)
Net cash provided by financing activities	37,284	15,948
Effect of exchange rate changes on cash	(33)	(9)

Net Decrease in Cash and Cash Equivalents	$(13,333)	$(17,238)

Cash flows from operating activities. Cash used in operating activities totaled $22.7 million during the six months ended September 30, 2015. Net earnings adjusted for the impact of non-cash items was $27.4 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $50.0 million, primarily due to additions to accounts receivables of $42.3 million, and reductions in salaries and commissions payable, deferred revenues and other liabilities of $11.0 million, partially offset by reductions in deferred cost, other intangible assets and other assets of $11.0 million.

Cash used in operating activities totaled $11.0 million during the six months ended September 30, 2014. Net earnings adjusted for the impact of non-cash items was $19.6 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $30.6 million, primarily due to cash used for accounts payable—trade of $29.3 million, cash used for inventories and financing receivables, partially offset by changes in accounts receivable—trade, salaries and commissions payable and deferred costs and other assets.

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of September 30,
	2015	2014

Days sales outstanding (1)	47	48
Days inventory outstanding (2)	6	8
Days payable outstanding (3)	(41)	(44)
Cash conversion cycle	12	12

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

Our standard payment term for customers is between 30-60 days; however, certain customers are approved for extended payment terms. Invoices processed through our credit facility, or the accounts payable—floor plan balance, are typically paid within 45-60 days from the invoice date, while accounts payable—trade invoices are typically paid within 30 days from the invoice date. Our cash conversion cycle was 12 days as of September 30, 2015 and 2014.

Cash flows related to investing activities. Cash used in investing activities was $27.9 million during the six months ended September 30, 2015, compared to cash used in investing activities of $22.2 million during the same period last year. Cash used in investing activities during the six months ended September 30, 2015 was primarily driven by issuance of financing receivables of $67.6 million, purchase of assets to be leased of $9.4 million and purchases of property, equipment, and operating lease equipment of $15.6 million, which was partially offset by cash proceeds from the repayment financing receivable of $35.5 million, the sale of financing receivables of $26.0 million, and proceeds from the sale of property, equipment and operating lease equipment of $3.2 million.

Cash used in investing activities was $22.2 million during the six months ended September 30, 2014. Cash used in investing activities during the six months ended September 30, 2014 was primarily driven by issuance of financing receivables of $51.2 million, purchase of assets to be leased and property and equipment of $11.9 million, and cash used in acquisitions of $7.8 million, which was partially offset by cash proceeds from the sale of financing receivable of $12.3 million and the repayment of financing receivables of $28.1 million, and proceeds from the sale of property, equipment and operating lease equipment of $5.8 million.

Cash flows from financing activities. Cash provided by financing activities was $37.3 million during the six months ended September 30, 2015, which was primarily due to net borrowings on the floor plan facility of $27.6 million and net borrowings of non-recourse and recourse notes payable of $11.1 million, which was partially offset by $2.5 million in cash used for the repurchase of common stock. During the six months ended September 30, 2014, cash provided by financing activities was $15.9 million, which was due to net borrowings on the floor plan facility of $20.7 million and net borrowings of non-recourse and recourse notes payable of $29.3 million, which was partially offset by the repurchase of treasury stock of $34.8 million.

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

At September 30, 2015, our non-recourse notes payable decreased 26.9% to $38.6 million, as compared to $52.9 million at March 31, 2015. Recourse notes payable increased 8.9% to $4.0 million as of September 30, 2015 compared to $3.7 million as of March 31, 2015.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and is secured by a blanket lien against all their assets, such as chattel paper, receivables and inventory. As of September 30, 2015, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. and its subsidiary. We were in compliance with these covenants as of September 30, 2015. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. and its subsidiary be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. and its subsidiary. This credit facility is secured by the assets of ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and the guaranty as described below.

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

Floor Plan Component

The traditional business of ePlus Technology, inc. and its subsidiary as a seller of computer technology, related peripherals and software products, is in part financed through a floor plan component in which interest expense for the first thirty to sixty days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our condensed consolidated balance sheets, as they are normally repaid within the fifteen to sixty-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases we are able to pay invoices early and receive a discount, but if the fifteen to sixty-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2015	Balance as of September 30, 2015	Maximum Credit Limit at March 31,2015	Balance as of March 31, 2015
$250,000	$127,053	$225,000	$99,418

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. and its subsidiary have an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at September 30, 2015 or March 31, 2015, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of September 30, 2015, we were not involved in any unconsolidated special purpose entity transactions.

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

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Changes in interest rates may affect our ability to fund or transfer our financing arrangements if the rate rises above the fixed rate of the instrument. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of September 30, 2015, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the Trial Court”) in which, on January 27, 2011, a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. On August 16, 2013, the Trial Court found, by clear and convincing evidence, that Lawson was in contempt of the Trial Court’s May 23, 2011, injunction which restricted Lawson from taking certain actions that infringed one our patents. Lawson appealed, and while the appeal was pending, on April 3, 2014, the United States Patent and Trademark Office issued a notice canceling the patent. On July 25, 2014, the Appeals Court vacated the injunction and the contempt order. On June 18, 2015, the Appeals Court, in a 5-5 split opinion, denied our petition for rehearing. We intend to ask the United States Supreme Court to consider the case.

Court calendars and rulings are inherently unpredictable, and we cannot predict whether the Supreme Court will hear our case, when any litigation will be resolved, or the outcome thereof.

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

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our 2015 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2015.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2015 through April 30, 2015	-		-	351,960	(2)
May 1, 2015 through May 31, 2015	-		-	351,960	(3)
June 1, 2015 through June 15, 2015	18,284	$82.63	-	351,960	(4)
June 16, 2015 through August 16, 2015	12,163	$79.32	-	-	(5)
August 17, 2015 through August 31, 2015	-	n/a	-	500,000	(6)
September 1, 2015 through September 30, 2015	-	n/a	-	500,000	(7)

(1)	All shares acquired were in open-market purchases, except for 30,447 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)
The share purchase authorization in place for the month ended April 30, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2015, the remaining authorized shares to be purchased were 351,960.

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

(5)	There was no share purchase authorization plan in place from June 16, 2015 to August 16, 2015. The previous plan expired on June 15, 2015.
(6)
On August 13, 2015, the board of directors authorized the company to repurchase up to 500,000 shares of its outstanding common stock commencing on August 17, 2015 through August 16, 2016. As of August 31, 2015, no stock purchases have been made under this authorization.

(7)
The share purchase authorization in place for the month ended September 30, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2015, no stock purchases have been made under this authorization.

The timing and expiration date of the current stock repurchase authorizations are included in Note 9, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Amendment No. 3 to Amended and Restated Agreement for Wholesale Financing, dated October 20, 2015, by and among ePlus Technology, inc. and its subsidary ePlus Technology Services, inc. and GE Commercial Distribution Finance Corporation.

10.2
Amendment No. 3 to Amended and Restated Agreement for Business Financing, dated October 20, 2015, by and among ePlus Technology, inc. and its subsidary ePlus Technology Services, inc. and GE Commercial Distribution Finance Corporation.

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

ePlus inc.

Date: November 4, 2015	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)