Form 10-Q
period 2015-12-31
EPLUS INC
filed 2016-02-05
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of January 29, 2016 was 7,482,213

ePlus inc. AND SUBSIDIARIES

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•	uncertainty and volatility in the global economy and financial markets including exposure to fluctuation in foreign currency rates, and downward pressure on prices;
•	significant adverse changes in, reductions in, or losses of relationships with our larger customers or vendors;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	reduction of vendor incentives provided to us;
•	we offer a comprehensive set of solutions— integrating information technology (IT) product sales, third-party software assurance and maintenance, our advanced professional and managed services, our proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by similar companies, such as:
o	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
o	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
o	maintain our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	failure to comply with public sector contracts or applicable laws;
•	changes to or loss of any members of our senior management team and/or failure to successfully implement succession plans;
•	our dependence on key personnel, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
•	our contracts may not be adequate to protect us and our professional and liability insurance policies coverage may be insufficient to cover a claim;
•	disruptions in our IT systems and data and audio communication networks;
•	our ability to secure our and our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;

•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions or the effect of those changes on our common stock or its holders;
•	our ability to realize our investment in leased equipment;
•	our ability to successfully integrate acquired businesses;
•	the possibility of goodwill impairment charges in the future;
•	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents, and, when appropriate, license required technology;
•	exposure to changes in, interpretations of, or enforcement trends in legislation; and
•	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2015	As of March 31, 2015
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$66,567	$76,175
Accounts receivable—trade, net	258,553	218,458
Accounts receivable—other, net	35,908	31,345
Inventories—net	24,971	19,835
Financing receivables—net, current	68,466	66,909
Deferred costs	11,170	20,499
Other current assets	8,198	7,413
Total current assets	473,833	440,634

Financing receivables and operating leases—net	88,443	76,991
Deferred tax assets	4,311	3,875
Property, equipment and other assets	8,989	9,248
Goodwill and other intangible assets	54,858	40,798
TOTAL ASSETS	$630,434	$571,546

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable—equipment	$28,995	$20,330
Accounts payable—trade	47,610	46,090
Accounts payable—floor plan	127,999	99,418
Salaries and commissions payable	15,002	14,860
Deferred revenue	24,950	34,363
Recourse notes payable—current	2,327	889
Non-recourse notes payable—current	34,800	28,560
Other current liabilities	13,499	13,575
Total current liabilities	295,182	258,085

Recourse notes payable—long term	1,782	2,801
Non-recourse notes payable—long term	10,656	24,314
Deferred tax liability	3,707	3,271
Other liabilities	2,433	3,813
TOTAL LIABILITIES	313,760	292,284

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,237 issued and 7,482 outstanding at December 31, 2015 and 13,114 issued and 7,389 outstanding at March 31, 2015	132	131
Additional paid-in capital	116,441	111,072
Treasury stock, at cost, 5,755 and 5,725 shares at December 31, 2015 and March 31, 2015, respectively	(120,654)	(118,179)
Retained earnings	321,267	286,477
Accumulated other comprehensive income—foreign currency translation adjustment	(512)	(239)
Total Stockholders' Equity	316,674	279,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$630,434	$571,546

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

	(in thousands, except per share data)

Net sales	$298,644	$306,241	$904,796	$876,017
Cost of sales	234,584	240,803	709,685	690,216
Gross profit	64,060	65,438	195,111	185,801

Professional and other fees	1,882	1,436	4,913	4,846
Salaries and benefits	37,372	35,632	108,326	102,831
General and administrative expenses	6,765	7,233	21,129	20,664
Interest and financing costs	396	575	1,371	1,830
Operating expenses	46,415	44,876	135,739	130,171

Operating income	17,645	20,562	59,372	55,630

Other income	-	6,169	-	7,603

Earnings before tax	17,645	26,731	59,372	63,233

Provision for income taxes	7,348	11,230	24,582	26,303

Net earnings	$10,297	$15,501	$34,790	$36,930

Net earnings per common share—basic	$1.41	$2.14	$4.79	$5.02
Net earnings per common share—diluted	$1.40	$2.13	$4.74	$4.97

Weighted average common shares outstanding—basic	7,280	7,230	7,260	7,351
Weighted average common shares outstanding—diluted	7,329	7,279	7,336	7,413

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(amounts in thousands)

NET EARNINGS	$10,297	$15,501	$34,790	$36,930

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(139)	(153)	(273)	(197)
Other comprehensive income (loss)	(139)	(153)	(273)	(197)

TOTAL COMPREHENSIVE INCOME	$10,158	$15,348	$34,517	$36,733

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2015	2014
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$34,790	$36,930

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	13,020	11,441
Reserve for credit losses, inventory obsolescence and sales returns	(91)	275
Share-based compensation expense	4,210	3,428
Excess tax benefit from share-based compensation	(1,159)	(734)
Payments from lessees directly to lenders—operating leases	(3,587)	(6,011)
Gain on disposal of property, equipment and operating lease equipment	(2,621)	(2,438)
Gain on sale of financing receivables	(5,439)	(4,640)
Gain on settlement	-	(1,434)
Other	224	46
Changes in:
Accounts receivable—trade	(31,692)	(27,378)
Accounts receivable—other	(1,176)	4,492
Inventories	(5,643)	(314)
Financing receivables—net	(10,670)	(14,927)
Deferred costs, other intangible assets and other assets	5,888	(6,309)
Accounts payable—equipment	(197)	(578)
Accounts payable—trade	(5,715)	(15,451)
Salaries and commissions payable, deferred revenue and other liabilities	(9,018)	13,672
Net cash used in operating activities	$(18,876)	$(9,930)

Cash Flows From Investing Activities:
Maturities of supplemental benefit plan investments	$-	$2,544
Proceeds from sale of property, equipment and operating lease equipment	5,349	7,401
Purchases of property, equipment and operating lease equipment	(17,008)	(7,571)
Purchases of assets to be leased or financed	(10,828)	(7,628)
Issuance of financing receivables	(102,612)	(93,205)
Repayments of financing receivables	49,230	50,577
Proceeds from sale of financing receivables	48,174	24,216
Premiums paid on life insurance	-	(47)
Cash used in acquisitions, net of cash acquired	(16,649)	(7,992)
Net cash used in investing activities	$(44,344)	$(31,705)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – continued

	Nine Months Ended December 31,
	2015	2014
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$27,865	$40,329
Repayments of non-recourse and recourse notes payable	(254)	(1,580)
Repurchase of common stock	(2,475)	(37,080)
Dividends paid	(80)	(90)
Payments of contingent consideration	(1,158)	-
Excess tax benefit from share-based compensation	1,159	734
Net borrowings (repayments) on floor plan facility	28,581	10,689
Net cash provided by financing activities	53,638	13,002

Effect of exchange rate changes on cash	(26)	(24)

Net Decrease in Cash and Cash Equivalents	(9,608)	(28,657)

Cash and Cash Equivalents, Beginning of Period	76,175	80,179

Cash and Cash Equivalents, End of Period	$66,567	$51,522

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$65	$201
Cash paid for income taxes	$26,463	$26,233

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sales of property, equipment and operating lease equipment	$7,993	$297
Purchase of property, equipment, and operating leases	$(11,985)	$(336)
Purchase of assets to be leased or financed included in accounts payable	$(8,554)	$(15,633)
Issuance of financing receivables	$(91,022)	$-
Repayment of financing receivables	$12,357	$-
Proceeds from sale of financing receivables	$75,584	$79,663
Borrowing of recourse and nonrecourse notes payable	$42,840	$-
Repayments of non-recourse and recourse notes payable	$(22,292)	$(26,469)
Vesting of share-based compensation	$7,743	$6,439
Contingent consideration	$-	$1,980

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
	(in thousands)
Balance, April 1, 2015	7,389	$131	$111,072	$(118,179)	$286,477	$(239)	$279,262

Excess tax benefit of share-based ompensation	-	-	1,159	-	-	-	1,159
Issuance of restricted stock awards	123	1	-	-	-	-	1
Share-based compensation	-	-	4,210	-	-	-	4,210
Repurchase of common stock	(30)	-	-	(2,475)	-	-	(2,475)
Net earnings	-	-	-	-	34,790	-	34,790
Foreign currency translation adjustment	-	-	-	-	-	(273)	(273)
Balance, December 31, 2015	7,482	$132	$116,441	$(120,654)	$321,267	$(512)	$316,674

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

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three and nine months ended December 31, 2015 and 2014 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three and nine months ended December 31, 2015 and 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2016 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2015 (“2015 Annual Report”), which should be read in conjunction with these interim condensed consolidated financial statements.

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

The notes to the consolidated financial statements contained in the 2015 Annual Report include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the nine months ended December 31, 2015.

CONCENTRATIONS OF RISK —A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett-Packard, and NetApp products, which represented approximately 48%, 6% and 7%, and 49%, 8% and 5%, respectively, of our technology segment sales of product and services for the three and nine months ended December 31, 2015, as compared to 45%, 7%, and 8%, and 50%, 8%, and 7%, respectively, of our technology segment sales of product and services for the three and nine months ended December 31, 2014. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS —. On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. As permitted, we elected to early adopt this ASU using the retrospective approach, effective with our current Form 10-Q filing for December 31, 2015. As a result of adopting this ASU, we recast our March 31, 2015 balance sheet by decreasing deferred tax assets-current and Property, equipment and other assets by $3,643 thousand and $232 thousand, respectively, and creating a new line item for non-current deferred tax assets in the amount of $3,875 thousand. There is no impact to our condensed consolidated statement of operations and cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede all current U.S. GAAP on this topic. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of this standard by one year. Including the one-year deferral, the new guidance becomes effective for us in our quarter ending June 30, 2018, and early adoption is permitted for us in our quarter ending June 30, 2017. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact it will have on our financial statements and disclosures and have not yet selected our planned transition approach.

2.	FINANCING RECEIVABLES AND OPERATING LEASES

Our financing receivables and operating leases consist of assets that we financed for our customers, which we manage as a portfolio of investments. Equipment financed for our customers is accounted for as investments in direct financing, sales-type or operating leases in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases. We also finance third-party software, maintenance, and services for our customers, which are classified as notes receivables. Our notes receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased products.

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

December 31, 2015	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$56,311	$74,551	$130,862
Estimated unguaranteed residual value (1)	-	10,893	10,893
Initial direct costs, net of amortization (2)	439	845	1,284
Unearned income	-	(6,405)	(6,405)
Reserve for credit losses (3)	(3,580)	(831)	(4,411)
Total, net	$53,170	$79,053	$132,223
Reported as:
Current	$29,733	$38,733	$68,466
Long-term	23,437	40,320	63,757
Total, net	$53,170	$79,053	$132,223

(1)	Includes estimated unguaranteed residual values of $4,438 thousand for direct financing leases, which have been sold and accounted for as sales under ASC Topic 860, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $706 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

March 31, 2015	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$59,943	$66,415	$126,358
Estimated unguaranteed residual value (1)	-	8,376	8,376
Initial direct costs, net of amortization (2)	429	495	924
Unearned income	-	(5,233)	(5,233)
Reserve for credit losses (3)	(3,573)	(881)	(4,454)
Total, net	$56,799	$69,172	$125,971
Reported as:
Current	$33,484	$33,425	$66,909
Long-term	23,315	35,747	59,062
Total, net	$56,799	$69,172	$125,971

(1)	Includes estimated unguaranteed residual values of $3,977 thousand for direct financing leases which have been sold and accounted for as sales under ASC Topic 860, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $647 thousand.
(3)	For details on reserve for credit losses, refer to Note 4, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	December 31, 2015	March 31, 2015
Cost of equipment under operating leases	$43,240	$36,283
Accumulated depreciation	(18,554)	(18,354)
Investment in operating lease equipment—net (1)	$24,686	$17,929

(1)	These totals include estimated unguaranteed residual values of $4,452 thousand and $4,340 thousand as of December 31, 2015 and March 31, 2015, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating leases, which are accounted for as sales or secured borrowings in accordance with ASC Topic 860, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of December 31, 2015 and March 31, 2015, we had financing receivables and operating leases of $54.6 million and $61.9 million, respectively, which were collateral for non-recourse notes payable. See Note 6, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which is presented within net sales in the unaudited condensed consolidated statement of operations. During the three months ended December 31, 2015 and 2014, we recognized net gains of $1.4 million and $1.5 million, respectively. The fair value of assets received from these sales was $54.1 million and $44.8 million for the three months ended December 31, 2015 and 2014, respectively. During the nine months ended December 31, 2015 and 2014, we recognized net gains of $5.4 million and $4.6 million, respectively. The fair value of assets received from these sales was $162.7 million and $138.6 million for the nine months ended December 31, 2015 and 2014, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	December 31, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$51,026	$(8,673)	$42,353	$42,785	$(8,673)	$34,112
Customer relationships & other intangibles	19,680	(8,069)	11,611	12,005	(6,560)	5,445
Capitalized software development	2,693	(1,799)	894	2,693	(1,452)	1,241
Total	$73,399	$(18,541)	$54,858	$57,483	$(16,685)	$40,798

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 7 years.

All of our goodwill as of December 31, 2015 and March 31, 2015 is related to our technology segment. The following table summarizes the amount of goodwill allocated to our reporting units (in thousands):

Reporting Unit	December 31, 2015	March 31, 2015
Technology	$41,264	$33,023
Software Document Management	1,089	1,089

Goodwill increased by $8.2 million due to addition of $8.3 million from the acquisition of the businesses of IGX Acquisition Global, LLC, IGXGlobal UK Limited, and IGX Support, LLC (collectively, “IGX”) in December, 2015 and offset by a negligible amount due to foreign currency translation. See Note 14, “Business Combinations,” for additional information.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the quarter ended December 31, 2015, we performed a qualitative assessment for goodwill in accordance with the provisions of Codification Topic Intangibles – Goodwill and Other, and concluded that the fair value of technology and software document management reporting units, more likely than not, exceed their respective carrying amounts as of October 1, 2015.

During the quarter ended December 31, 2014, we elected to bypass the qualitative assessment of goodwill and estimate the fair values of the reporting units. The fair value of the Technology and Software Document Management reporting units substantially exceeded their respective carrying values as of October 1, 2014, and our conclusions regarding the recoverability of goodwill would not be impacted by a ten percent change in their fair values.

OTHER INTANGIBLE ASSETS

Total amortization expense for other intangible assets was $0.8 million and $0.7 million for the three months and $2.1 and $1.7 million for the nine months ended December 31, 2015 and 2014, respectively.

4.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the nine months ended December 31, 2015 and 2014 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2015	$1,169	$3,573	$881	$5,623
Provision for credit losses	12	7	(50)	(31)
Write-offs and other	(119)	-	-	(119)
Balance December 31, 2015	$1,062	$3,580	$831	$5,473

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2014	$1,364	$3,364	$1,024	$5,752
Provision for credit losses	69	244	39	352
Write-offs and other	(228)	-	(31)	(259)
Balance December 31, 2014	$1,205	$3,608	$1,032	$5,845

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	December 31, 2015		March 31, 2015
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$427	$708	$440	$740
Ending balance: individually evaluated for impairment	3,153	123	3,133	141
Ending balance	$3,580	$831	$3,573	$881

Minimum payments:
Ending balance: collectively evaluated for impairment	$53,109	$74,409	$56,525	$66,255
Ending balance: individually evaluated for impairment	3,202	142	3,418	160
Ending balance	$56,311	$74,551	$59,943	$66,415

The net credit exposure for the balance evaluated individually for impairment as of December 31, 2015 was $3.3 million, $3.2 million of which is related to one customer. During fiscal year 2012, we began selling and financing various products and services to a large law firm, which filed for bankruptcy in May 2012. As of March 31, and December 31, 2015, we had $3.2 million of notes and lease-related receivables from this customer and total reserves for credit losses of $3.2 million, which represented our estimated probable loss. The note and lease receivables associated with this customer are on non-accrual status.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of December 31, 2015 and March 31, 2015 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2015

High CQR	$175	$78	$422	$675	$935	$54,323	$55,933	$(3,664)	$(23,362)	$28,907
Average CQR	50	13	66	129	79	18,268	18,476	(1,394)	(6,566)	10,516
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$225	$91	$630	$946	$1,014	$72,591	$74,551	$(5,077)	$(29,928)	$39,546

March 31, 2015

High CQR	$70	$185	$133	$388	$430	$41,213	$42,031	$(2,340)	$(16,561)	$23,130
Average CQR	15	68	19	102	75	24,047	24,224	(1,742)	(9,397)	13,085
Low CQR	-	-	-	-	-	160	160	(19)	-	141
Total	$85	$253	$152	$490	$505	$65,420	$66,415	$(4,101)	$(25,958)	$36,356

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as December 31, 2015 and March 31, 2015 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2015

High CQR	$837	$585	$2,253	$3,675	$252	$30,416	$34,343	$(20,690)	$13,653
Average CQR	265	-	174	439	97	18,230	18,766	(11,536)	7,230
Low CQR	-	-	3,102	3,102	-	100	3,202	-	3,202
Total	$1,102	$585	$5,529	$7,216	$349	$48,746	$56,311	$(32,226)	$24,085

March 31, 2015

High CQR	$338	$260	$161	$759	$2,455	$35,996	$39,210	$(18,255)	$20,955
Average CQR	57	-	-	57	376	16,882	17,315	(11,665)	5,650
Low CQR	-	-	656	656	-	2,762	3,418	-	3,418
Total	$395	$260	$817	$1,472	$2,831	$55,640	$59,943	$(29,920)	$30,023

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

5.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	December 31, 2015	March 31, 2015
Other current assets:
Deposits & funds held in escrow	$565	$4,281
Prepaid assets	3,165	2,652
Other	4,468	480
Total other current assets	$8,198	$7,413

Other assets:
Deferred costs	$2,155	$2,308
Property and equipment, net	6,160	6,127
Other	674	813
Total other assets - long term	$8,989	$9,248

	December 31, 2015	March 31, 2015
Other current liabilities:
Accrued expenses	$5,244	$5,302
Deferred compensation	-	222
Other	8,255	8,051
Total other current liabilities	$13,499	$13,575

Other liabilities:
Deferred revenue	$2,049	$2,923
Other	384	890
Total other liabilities - long term	$2,433	$3,813

6.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	December 31, 2015	March 31, 2015

Recourse notes payable with interest rates ranging from 2.70% and 5.00% at December 31, 2015 and ranging from 2.24% and 4.13% at March 31, 2015.
Current	$2,327	$889
Long-term	1,782	2,801
Total recourse notes payable	$4,109	$3,690

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 1.70% to 7.50% at December 31, 2015 and ranging from 1.70% to 10.00% as of March 31, 2015.

Current	$34,800	$28,560
Long-term	10,656	24,314
Total non-recourse notes payable	$45,456	$52,874

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.09% and 3.23%, as of December 31, 2015 and March 31, 2015, respectively. The weighted average interest rate for our recourse notes payable was 3.54% and 3.19%, as of December 31, 2015 and March 31, 2015, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

In May 2014, we entered into an agreement to repurchase the rights, title, and interest to payments due under a financing agreement. This financing agreement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million in the nine months ended December 31, 2014, which is presented within other income in our unaudited condensed consolidated statement of operations.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance Corporation (“GECDF”). This facility provides short-term capital for our technology segment. There are two components of the GECDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $128.0 million and $99.4 million as of December 31, 2015 and March 31, 2015, respectively. Under the accounts receivable component, we had no outstanding balances as of December 31, 2015 and March 31, 2015. As of December 31, 2015, the facility agreement had an aggregate limit of the two components of $250 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and its subsidiary, ePlus Technology Services, inc., and is secured by a blanket lien against all their assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. and its subsidiary. We were in compliance with these covenants as of December 31, 2015. In addition, the facility restricts the ability of ePlus Technology, inc. and its subsidiary to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. and its subsidiary be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. and its subsidiary. This credit facility is secured by the assets of ePlus Technology, inc. and its subsidiary, ePlus Technology Services, inc. and the guaranty as described below.

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

Fair Value

As of December 31, 2015 and March 31, 2015, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We were the plaintiff in a lawsuit filed in the United States District Court for the Eastern District of Virginia (“the Trial Court”) in which, on January 27, 2011, a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. On August 16, 2013, the Trial Court found, by clear and convincing evidence, that Lawson was in contempt of the Trial Court’s May 23, 2011, injunction which restricted Lawson from taking certain actions that infringed one our patents, and entered judgment in our favor in the amount of $18.2 million. Lawson appealed, and while the appeal was pending, on April 3, 2014, the United States Patent and Trademark Office issued a notice canceling the patent. On July 25, 2014, the Appeals Court vacated the injunction and the contempt order. On June 18, 2015, the Appeals Court, in a 5-5 split opinion, denied our petition for rehearing. We have filed a petition asking the United States Supreme Court to consider the case.

These types of cases are complex in nature, are likely to have significant expenses associated with them, and we cannot predict when any litigation will be resolved, whether we will be successful in any claim for monetary or equitable relief, whether any award ultimately received will exceed the costs incurred to pursue the matter, or how long it will take to bring any matter to resolution.

We filed a claim in a class action suit in the United States District Court for the Northern District of California. The suit alleged that ten groups of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers. On August 6, 2014, the Claims Administrator issued to us a Notice of Claim Final Determination. On October 20, 2014, the court issued an order directing that approved claims be paid, and on October 31, 2014, we received a payment of $6.2 million, which is presented within other income in our unaudited condensed consolidated statement of operations.

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

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. In the past, certain unvested shares of restricted stock awards (“RSAs”) that contained a service period also contained non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs were considered participating securities because their holders had the right to participate in earnings with common stockholders. We used the two-class method to allocate net income between common shares and other participating securities for the nine months ended December 31, 2014. As of December 31, 2015, we had no unvested shares of RSAs that contained a service period and non-forfeitable rights to dividends. We no longer grant RSAs that contain a service period and non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share for the three and nine months ended December 31, 2015 and December 31, 2014 (in thousands, except per share data).

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	7,280	7,230	7,260	7,351
Effect of dilutive shares	49	49	76	62
Weighted average shares common outstanding — diluted	7,329	7,279	7,336	7,413

Calculation of earnings per common share - basic:
Net earnings	$10,297	$15,501	$34,790	$36,930
Net earnings attributable to participating securities	-	-	-	63
Net earnings attributable to common shareholders	$10,297	$15,501	$34,790	$36,867

Earnings per common share - basic	$1.41	$2.14	$4.79	$5.02

Calculation of earnings per common share - diluted:
Net earnings attributable to common shareholders— basic	$10,297	$15,501	$34,790	$36,867
Add: undistributed earnings attributable to participating securities	-	-	-	1
Net earnings attributable to common shareholders— diluted	$10,297	$15,501	$34,790	$36,868

Earnings per common share - diluted	$1.40	$2.13	$4.74	$4.97

As of December 31, 2015 and 2014, we did not have any unexercised stock options.

9.	STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2015, we did not purchase any shares of our outstanding common stock under any share repurchase plans; however, we did purchase 30,447 shares of common stock at a value of $2.5 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2014, we repurchased 690,922 shares of our outstanding common stock at an average cost of $50.73 per share for a total purchase price of $35.1 million under a share repurchase plan. We also purchased 35,158 shares of common stock at a value of $2.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to December 31, 2015, we have repurchased approximately 5.6 million shares of our outstanding common stock at an average cost of $20.00 per share for a total purchase price of $111.6 million.

10.	SHARE-BASED COMPENSATION

Share-Based Plans

As of December 31, 2015, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). All the share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

For a summary of descriptions and vesting periods of the 2008 Director LTIP, and the 2012 Employee LTIP discussed above, refer to our 2015 Annual Report.

Restricted Stock Activity

For the nine months ended December 31, 2015, we granted 6,383 restricted shares under the 2008 Director LTIP, and 118,974 restricted shares under the 2012 Employee LTIP. For the nine months ended December 31, 2014, we granted 10,058 restricted shares under the 2008 Director LTIP, and 78,165 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2015	176,514	$52.75
Granted	125,357	$81.76
Vested	(95,321)	$48.79
Forfeited	(2,321)	$64.06
Nonvested December 31, 2015	204,229	$72.28

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, which is based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended December 31, 2015 and 2014, we recognized $1.5 million and $1.2 million, respectively, of total share-based compensation expense. During the nine months ended December 31, 2015 and 2014, we recognized $4.2 million and $3.4 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $11.5 million as of December 31, 2015, which will be fully recognized over the next fifty-four months.

We also provide our employees with a contributory 401(k) plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For the three months ended December 31, 2015 and 2014, our estimated contribution expense for the plan was $0.4 million. For the nine months ended December 31, 2015 and 2014, our estimated contribution expense for the plan was $1.1 million and $1.0 million, respectively.

11.	INCOME TAXES

We recognize interest and penalties for uncertain tax positions. As of December 31, 2015 our gross liability related to uncertain tax positions was $72 thousand. At December 31, 2015 if the unrecognized tax benefits of $72 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $103 thousand. We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We did not recognize any additional penalties. We had $47 thousand and $68 thousand accrued for the payment of interest at December 31, 2015 and 2014, respectively.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2015 and March 31, 2015 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Assets:

Money market funds	$9,505	$9,505	$-	$-

Liabilities:

Contingent consideration	$990	$-	$-	$990

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015:
Assets:

Money market funds	$25,004	$25,004	$-	$-

Liabilities:

Contingent consideration	$1,830	$-	$-	$1,830

For the three and nine months ended December 31, 2015, we recorded adjustments that increased the fair value of our liability for contingent consideration by $3 thousand and $318 thousand, respectively, and such adjustments were presented within general and administrative expenses in our unaudited condensed consolidated statement of operations. There was no adjustment in fair value recognized in either the three or the nine months ended December 31, 2014.  We estimated the fair value using a Monte Carlo simulation model.

During the quarter ended December 31, 2015, we paid $1.2 million to satisfy the first year of the contingent consideration arrangement.

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

	Three Months Ended
	December 31, 2015			December 31, 2014
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$287,859	$-	$287,859	$295,679	$-	$295,679
Financing revenue	-	9,289	9,289	-	8,406	8,406
Fee and other income	1,506	(10)	1,496	2,140	16	2,156
Net sales	289,365	9,279	298,644	297,819	8,422	306,241

Cost of sales, product and services	231,503	-	231,503	238,202	-	238,202
Direct lease costs	-	3,081	3,081	-	2,601	2,601
Cost of sales	231,503	3,081	234,584	238,202	2,601	240,803

Professional and other fees	1,608	274	1,882	1,158	278	1,436
Salaries and benefits	35,043	2,329	37,372	33,507	2,125	35,632
General and administrative expenses	6,530	235	6,765	6,918	315	7,233
Interest and financing costs	10	386	396	19	556	575
Operating expenses	43,191	3,224	46,415	41,602	3,274	44,876

Operating income	14,671	2,974	17,645	18,015	2,547	20,562

Other income	-	-	-	-	6,169	6,169

Earnings before provision for income taxes	$14,671	$2,974	$17,645	$18,015	$8,716	$26,731

Depreciation and amortization	$1,327	$3,078	$4,405	$1,244	$2,566	$3,810
Purchases of property, equipment and operating lease equipment	$506	$884	$1,390	$1,846	$3,774	$5,620
Total assets	$401,422	$229,012	$630,434	$366,740	$224,625	$591,365

	Nine Months Ended
	December 31, 2015			December 31, 2014
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$871,814	$-	$871,814	$843,619	$-	$843,619
Financing revenue	-	27,914	27,914	-	26,339	26,339
Fee and other income	5,038	30	5,068	5,969	90	6,059
Net sales	876,852	27,944	904,796	849,588	26,429	876,017

Cost of sales, product and services	700,429	-	700,429	681,852	-	681,852
Direct lease costs	-	9,256	9,256	-	8,364	8,364
Cost of sales	700,429	9,256	709,685	681,852	8,364	690,216

Professional and other fees	4,175	738	4,913	4,065	781	4,846
Salaries and benefits	101,471	6,855	108,326	96,140	6,691	102,831
General and administrative expenses	20,381	748	21,129	19,379	1,285	20,664
Interest and financing costs	51	1,320	1,371	77	1,753	1,830
Operating expenses	126,078	9,661	135,739	119,661	10,510	130,171

Operating income	50,345	9,027	59,372	48,075	7,555	55,630

Other income	-	-	-	-	7,603	7,603

Earnings before provision for income taxes	$50,345	$9,027	$59,372	$48,075	$15,158	$63,233

Depreciation and amortization	$3,728	$9,243	$12,971	$3,219	$8,222	$11,441
Purchases of property, equipment and operating lease equipment	$1,700	$15,308	$17,008	$2,932	$4,639	$7,571
Total assets	$401,422	$229,012	$630,434	$366,740	$224,625	$591,365

14.	BUSINESS COMBINATIONS

IGX acquisition

On December 4, 2015, our subsidiary ePlus Technology, inc., acquired certain assets and assumed certain liabilities of IGX Acquisition Global, LLC (“IGX Acquisition”), and IGX Support, LLC, including IGX Acquisition’s wholly-owned subsidiary, IGXGlobal UK Limited (collectively, “IGX”), which provide advanced security solutions, secured networking products and related professional services to a diverse set of domestic and international customers including commercial, enterprise, and state, local, and education (SLED) organizations. IGX is headquartered near Hartford, CT and has a sales presence in New York and Boston as well as an operating branch in London that serves its United Kingdom (“UK”) and global customers. IGXGlobal UK Limited is a private limited company, registered in England and Wales.

The total purchase price, net of cash acquired, was $16.6 million paid in cash. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $7.9 million related to customer relationships with an estimated useful life of 7 years, and other net assets of $0.4 million. Our purchase price allocation is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. We recognized goodwill related to this transaction of $8.3 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce, an entry into the UK and European markets and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill that is expected to be deductible for tax purposes is $5.7 million.

Evolve acquisition

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

Our primary focus is to deliver integrated technology solutions for our customers’ data center, network, and collaboration needs, including hosted, on-premise, hybrid and cloud infrastructures. These solutions consist of services and products encompassing initial and periodic assessments, consultative engagements, architecture, design, and implementation of security, storage, cloud, mobility, hyper-converged infrastructure, and other advanced technologies. We design, implement and provide an array of IT solutions from multiple leading IT vendors. We are an authorized reseller from over 1,000 vendors including Check Point, Cisco Systems, Dell, EMC, FireEye, F5 Networks, Hewlett-Packard Enterprise, HP Inc., Juniper, McAfee, NetApp, Nimble, Oracle, Palo Alto Networks, Pure Storage, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their assets.

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

We focus exclusively on middle market and large enterprises. For the twelve months ended December 31, 2015, the percentage of revenue by customer end market within our technology segment includes state and local government, and educational institutions, 23%; technology, 23%; telecommunications, media and entertainment, 14%; financial services, 12%; and healthcare, 10%. The majority of our sales were generated within the United States.  We also have the ability to support our customers internationally, and our December 2015 acquisition of IGXGlobal UK Limited expanded our international presence.

Our revenues are composed of sales of product and services, financing revenues and fee and other income. Our operations are conducted through two segments: technology and financing. Our technology segment accounted for 97% of our net sales in both the three and nine months ended December 31, 2015, and 83% and 85% of our operating income for the three and nine months ended December 31, 2015, respectively. The financing segment accounted for 3% of our net sales in both the three and nine months ended December 31, 2015, and 17% and 15% of our operating income for the three and nine months ended December 31, 2015, respectively.

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

A summary of these key indicators which are not included in our unaudited condensed consolidated financial statements is presented as follows, (dollars in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	2014	Change	2015	2014	Change

Gross margin	21.5%	21.4%	10 bps	21.6%	21.2%	40 bps
Gross margin, product and services	19.6%	19.4%	20 bps	19.7%	19.2%	50 bps
Operating income margin	5.9%	6.7%	(80 bps)	6.6%	6.4%	20 bps

Non-GAAP gross sales of product and services (1)	$393,922	$377,262	4.4%	$1,157,327	$1,094,958	5.7%
Non-GAAP gross cost of sales, product and services (1)	$337,566	$319,785	5.6%	$985,942	$933,191	5.7%

Adjusted EBITDA (2)	$18,976	$21,779	(12.9%)	$63,111	$58,768	7.4%
Adjusted EBITDA margin (2)	6.4%	7.1%	(70 bps)	7.0%	6.7%	30 bps

Purchases of property and equipment used internally	$504	$1,846	$(1,342)	$1,698	$2,932	$(1,234)
Purchases of equipment under operating leases	5,328	3,774	1,554	19,752	4,639	15,113
Total capital expenditures	$5,832	$5,620	$212	$21,450	$7,571	$13,879

(1)	We define non-GAAP gross sales of product and services as our sales of product and services calculated in accordance with GAAP, adjusted to exclude the costs incurred related to sales of third party software assurance, maintenance and services. We define non-GAAP gross cost of sales, product and services as our cost of sales, product and services calculated in accordance with GAAP, adjusted to include the costs incurred related to sales of third party software assurance, maintenance and services. We provide below a reconciliation of non-GAAP gross sales of product and services to sales of product and services, which is the most directly comparable financial measure to this non-GAAP financial measure. We also provide below a reconciliation of non-GAAP gross cost of sales of product and services to cost of sales, product and services, which is the most directly comparable financial measure to this non-GAAP financial measure.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Sales of products and services	$287,859	$295,679	$871,814	$843,619
Costs incurred related to sales of third party software assurance, maintenance and services	106,063	$81,583	285,513	$251,339
Non-GAAP gross sales of products and services	$393,922	$377,262	$1,157,327	$1,094,958

Cost of sales, product and services	$231,503	$238,202	$700,429	$681,852
Costs incurred related to sales of third party software assurance, maintenance and services	106,063	81,583	285,513	251,339
Non-GAAP gross cost of sales, product and services	$337,566	$319,785	$985,942	$933,191

(2)	We define Adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the following: interest expense, depreciation and amortization, provision for income taxes, and other income. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. We provide below a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net earnings	$10,297	$15,501	$34,790	$36,930
Provision for income taxes	7,348	11,230	24,582	26,303
Depreciation and amortization	1,331	1,217	3,739	3,138
Less: Other income	-	6,169	-	7,603
Adjusted EBITDA	$18,976	$21,779	$63,111	$58,768

Consolidated Results of Operations

During the three months ended December 31, 2015, net sales decreased 2.5%, or $7.6 million to $298.6 million, compared to $306.2 million for the same period in the prior fiscal year. Non-GAAP gross sales of product and services increased 4.4%, or $16.7 million to $393.9 million from $377.3 million for the quarter ended December 31, 2015, however, this increase was more than offset by a shift in mix, as we sold a higher proportion of third party software assurance, maintenance and services, which are presented on a net basis. Net sales of product and services decreased 2.6% or $7.8 million to $287.9 million, from $295.7 million in the prior year quarter ended December 31, 2014. The decrease in net sales of product and services revenues was a result of lower demand from telecom, state and local government and education (“SLED”) customers, and energy/utility companies, which was partially offset by an increase in demand from companies in the technology, financial, and state and retail customers.

During the nine months ended December 31, 2015, net sales increased 3.3%, or $28.8 million to $904.8 million, compared to $876.0 million for the same period in the prior fiscal year. Sales of product and services were $871.8 million for the nine months ended December 31, 2015, an increase of 3.3% compared to $843.6 million for the same period last year. Non-GAAP gross sales of product and services were $1,157.3 million compared to $1,095.0 million during the nine months ended December 31, 2014, an increase of 5.7% or $62.4 million. For the nine months ended December 31, 2015, the increase in net sales of product and services revenues was a result of an increase in demand from companies in the technology, health care industries, financial, and SLED customers; which was partially offset by lower demand from telecom and energy/utility companies.

Consolidated gross profit decreased 2.1% to $64.1 million, compared with $65.4 million in the third quarter of fiscal 2015. Consolidated gross margins were 21.5% for the three months ended December 31, 2015, compared to 21.4% for the three months ended December 31, 2014. Our gross margin for product and services was 19.6% during the three months ended December 31, 2015 compared to 19.4% during the three months ended December 31, 2014.

Consolidated gross profit rose 5.0% to $195.1 million, compared with $185.8 million during the nine months ended December 31, 2014. For the nine months ended December 31, 2015, consolidated gross margins were 21.6%, compared to 21.2% for the nine months ended December 31, 2014. Our gross margin for product and services was 19.7% during the nine months ended December 31, 2015 compared to 19.2% during the same period last year. Contributing to our margins for both the three and nine month periods was our continued focus on value added services for our customers, including the increase in sales of our professional and managed services, partially offset by a decline in vendor incentives earned as a percentage of sales of product and services for the three and nine months ended December 31, 2015 of 20 basis points and 30 basis points, respectively, from the prior periods.

Operating income for the quarter decreased 14.2% to $17.6 million, as compared to $20.6 million for the three months ended December 31, 2014. Operating income margin for the quarter decreased 80 basis points to 5.9% for the three months ended December 31, 2015 from 6.7% for the prior year. Operating income for the nine months ended December 31, 2015 increased 6.7% to $59.4 million, as compared to $55.6 million for the nine months ended December 31, 2014. For the nine months ended December 31, 2015, the operating income margin increased 20 basis points to 6.6% from 6.4% for the same period in the prior year.

Consolidated net earnings for the three months ended December 31, 2015 were $10.3 million, a decrease of 33.6%, or $5.2 million, over the prior year’s results of $15.5 million, which included other income of $6.2 million. The other income of $6.2 million realized in the prior year was a result of a class action suit which alleged that a group of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers.

Net earnings for the nine months ended December 31, 2015 were $34.8 million, a decrease of 5.8% or $2.1 million, as compared to $36.9 million for the nine months ended December 31, 2014. Net earnings included other non-operating income totaling $7.6 million for the nine months ended December 31, 2014. The $7.6 million included the $6.2 million in other income realized from the class action suit, and $1.4 million related to a gain recognized from an arrangement we entered into to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing.

Adjusted EBITDA decreased $2.8 million, or 12.9%, to $19.0 million and Adjusted EBITDA margin decreased 70 basis points to 6.4% for the three months ended December 31, 2015, as compared to the prior period of 7.1%. Adjusted EBITDA for the nine months ended December 31, 2015 increased $4.3 million, or 7.4%, to $63.1 million and Adjusted EBITDA margin increased 30 basis points to 7.0% compared to the prior year period of 6.7%.

Diluted earnings per share decreased 34.3%, or $0.73 to $1.40 per share for the three months ended December 31, 2015, as compared to $2.13 per share for the three months ended December 31, 2014. Diluted earnings per share decreased 4.6%, or $0.23 to $4.74 per share for the nine months ended December 31, 2015, as compared to $4.97 per share for the nine months ended December 31, 2014.

Cash and cash equivalents decreased $9.6 million or 12.6% to $66.6 million at December 31, 2015 compared to March 31, 2015. The decrease in cash and cash equivalents was due in part to the cash purchase of the businesses of IGX for $16.6 million. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

Financing Segment

Our financing segment offers financing solutions to corporations, governmental entities, and educational institutions nationwide and also in the United Kingdom, Canada and Iceland. The financing segment derives revenue from leasing IT and medical equipment and the disposition of that equipment at the end of the lease. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services.

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

SEGMENT RESULTS OF OPERATIONS

The three and nine months ended December 31, 2015 compared to the three and nine months ended December 31, 2014

Technology Segment

The results of operations for our technology segment for the three and nine months ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015	2014	Change		2015	2014	Change
Sales of product and services	$287,859	$295,679	$(7,820)	(2.6%)	$871,814	$843,619	$28,195	3.3%
Fee and other income	1,506	2,140	(634)	(29.6%)	5,038	5,969	(931)	(15.6%)
Net sales	289,365	297,819	(8,454)	(2.8%)	876,852	849,588	27,264	3.2%
Cost of sales, product and services	231,503	238,202	(6,699)	(2.8%)	700,429	681,852	18,577	2.7%
Gross profit	57,862	59,617	(1,755)	(2.9%)	176,423	167,736	8,687	5.2%

Professional and other fees	1,608	1,158	450	38.9%	4,175	4,065	110	2.7%
Salaries and benefits	35,043	33,507	1,536	4.6%	101,471	96,140	5,331	5.5%
General and administrative	6,530	6,918	(388)	(5.6%)	20,381	19,379	1,002	5.2%
Interest and financing costs	10	19	(9)	(47.4%)	51	77	(26)	(33.8%)
Operating expenses	43,191	41,602	1,589	3.8%	126,078	119,661	6,417	5.4%

Segment earnings	$14,671	$18,015	$(3,344)	(18.6%)	$50,345	$48,075	$2,270	4.7%

Net sales: Net sales for the three months ended December 31, 2015 were $289.4 million compared to $297.8 million during the three months ended December 31, 2014, a decrease of 2.8%, or $8.5 million. The decrease in net sales revenues was a result of a change in sales mix to a higher proportion of sales of third party maintenance and services which are recognized on a net basis. The decrease in net sales of product and services revenues was a result of lower demand from telecom, SLED customers, and energy/utility companies, which was partially offset by an increase in demand from companies in the technology, financial, and state and retail customers.

Net sales for the nine months ended December 31, 2015 were $876.9 million compared to $849.6 million during the nine months ended December 31, 2014, an increase of 3.2%, or $27.3 million. The increase in net sales of product and services revenues was a result of an increase in demand from companies in the technology, health care industries, financial, and SLED customers; which was partially offset by lower demand from telecom and energy/utility companies.

Non-GAAP gross sales of product and services for the three months ended December 31, 2015 were $393.9 million compared to $377.3 million during the three months ended December 31, 2014, an increase of 4.4% or $16.7 million. Sales of product and services during the three months ended December 31, 2015 were $287.9 million compared to $295.7 million during the three months ended December 31, 2014, a decrease of 2.6% or $7.8 million. This reflected a higher proportion of sales from third party maintenance and services, which are presented on a net basis.

Non-GAAP gross sales of product and services for the nine months ended December 31, 2015 were $1,157.3 million compared to $1,095.0 million during the nine months ended December 31, 2014, an increase of 5.7% or $62.4 million. Sales of product and services during the nine months ended December 31, 2015 were $871.8 million compared to $843.6 million during the nine months ended December 31, 2014, an increase of 3.3%.

Summarized below are the sequential and year over year changes in net sales of product and services:

Quarter Ended	Sequential	Year over Year
December 31, 2015	(2.6%)	(11.2%)
September 30, 2015	24.9%	13.1%
June 30,2015	0.9%	(0.6%)
March 31, 2015	(13.0%)	3.2%
December 31, 2014	3.2%	15.6%

We rely on our vendors to fulfill a large majority of shipments to our customers. As of December 31, 2015, we had open orders of $87.9 million and deferred revenue of $26.3 million. As of December 31, 2014, we had open orders of $92.1 million and deferred revenues of $28.5 million.

Gross profit: Our gross margin for product and services was 19.6% during the three months ended December 31, 2015 compared to 19.4% during the three months ended December 31, 2014. The increase in gross margins was due to shifts in our product revenue mix resulting from changes in demand from our customer base.

Our gross margin for product and services was 19.7% during the nine months ended December 31, 2015 compared to 19.2% during the nine months ended December 31, 2014. Contributing to our margins for both the three and nine month periods was our continued focus on value added services for our customers, including the increase in sales of our professional and managed services. Vendor incentives earned as a percentage of sales of product and services for the three and nine months ended December 31, 2015 declined 20 basis points and 30 basis points, respectively, from the prior year.

Operating expenses: Operating expenses were $43.2million, an increase of $1.6 million or 3.8% higher for the current quarter compared to $41.6 million for the three months ended December 31, 2014. Operating expenses for the nine months ended December 31, 2015 were $126.1 million compared to $119.7 million or 5.4% higher than the nine months ended December 31, 2014.

Professional and other fees were $1.6 million for the three months ended December 31, 2015, compared to $1.2 million for the three months ended December 31, 2014, due primarily to increased legal and consulting fees of $0.3 million related to the acquisition of IGX. Professional and other fees for the nine months ended December 31, 2015 were $4.2 million compared to $4.1 million or 2.7% higher than the nine months ended December 31, 2014.

Salaries and benefits increased $1.5 million, or 4.6%, to $35.0 million during the three months ended December 31, 2015, compared to $33.5 million during the three months ended December 31, 2014. For the nine months ended December 31, 2015, salaries and benefits were $101.5 million compared to $96.1 million or 5.5% higher than the nine months ended December 31, 2014. The increase in salaries and benefits is due to additional personnel, merit increases, and higher fringe benefits. Our technology segment had 1,006 employees as of December 31, 2015, an increase of 79 or 8.5% from 927 as of December 31, 2014. The position additions included 36 organic sales and engineering positions, and the acquisition of IGX brought us 48 new employees, 44 of which are sales and engineering.

General and administrative expenses decreased $0.4 million, or 5.6% during the three months ended December 31, 2015 over the same period for the prior year, primarily due to lower software licenses and maintenance expense. During the nine months ended December 31, 2015 general and administrative expenses increased $1.0 million, or 5.2% over the same period for the prior year. This increase was primarily due to the amortization of intangible assets associated with the acquisitions of Evolve and IGX and other costs related to the ongoing geographical expansion of our business.

Segment earnings: As a result of the foregoing, segment earnings were $14.7 million, a decrease of $3.3 million, or 18.6% for the three months ended December 31, 2015, and segment earnings were $50.3 million, an increase of $2.3 million, or 4.7% for the nine months ended December 31, 2015, as compared to the same periods for the prior year.

Financing Segment

The results of operations for our financing segment for the three and nine months ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015	2014	Change		2015	2014	Change
Financing revenue	$9,289	$8,406	$883	10.5%	$27,914	$26,339	$1,575	6.0%
Fee and other income	(10)	16	(26)	(162.5%)	30	90	(60)	(66.7%)
Net sales	9,279	8,422	857	10.2%	27,944	26,429	1,515	5.7%
Direct lease costs	3,081	2,601	480	18.5%	9,256	8,364	892	10.7%
Gross profit	6,198	5,821	377	6.5%	18,688	18,065	623	3.4%

Professional and other fees	274	278	(4)	(1.4%)	738	781	(43)	(5.5%)
Salaries and benefits	2,329	2,125	204	9.6%	6,855	6,691	164	2.5%
General and administrative	235	315	(80)	(25.4%)	748	1,285	(537)	(41.8%)
Interest and financing costs	386	556	(170)	(30.6%)	1,320	1,753	(433)	(24.7%)
Operating expenses	3,224	3,274	(50)	(1.5%)	9,661	10,510	(849)	(8.1%)

Operating income	2,974	2,547	427	16.8%	9,027	7,555	1,472	19.5%
Other income	-	6,169	(6,169)	n/a	-	7,603	(7,603)	n/a
Segment earnings	$2,974	$8,716	$(5,742)	(65.9%)	$9,027	$15,158	$(6,131)	(40.4%)

Net sales: Net sales increased by $0.9 million, or 10.2%, to $9.3 million for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014 due to higher post-contract earnings. During the quarters ended December 31, 2015 and 2014, we recognized net gains on sales of financial assets of $1.4 million and $1.5 million, respectively, and the fair value of assets received from these sales were $54.1 million and $44.8 million, respectively. Post contract earnings increased $1.1 million to $3.3 million for the three months ended December 31, 2015 over the prior year.

For the nine months ended December 31, 2015, net sales increased by $1.5 million, or 5.7%, to $27.9 million, as compared to the nine months ended December 31, 2014 due to higher transactional gains and higher post-contract earnings. During the nine months ended December 31, 2015 and 2014, we recognized net gains on sales of financial assets of $5.4 million and $4.6 million, respectively, and the fair value of assets received from these sales were $162.7 million and $138.6 million, respectively. Post-contract earnings increased $0.9 million to $8.7 million for the nine months ended December 31, 2015 over the prior year.

At December 31, 2015, we had $156.9 million in financing receivables and operating leases, compared to $165.1 million as of December 31, 2014, a decrease of $8.2 million or 5.0%.

Gross profit: Gross profit increased $0.4 million due to higher post-contract earnings, partially offset by increased depreciation expense related to operating leases in the three months ended December 31, 2015 as compared to same period in the prior year. For the nine months ended December 31, 2015 gross profit increased $0.6 million due to higher transactional gains and higher post-contract earnings, being partially offset by increased depreciation expense related to operating leases as compared to the prior year period.

Operating expenses: For the three months ended December 31, 2015, operating expenses decreased slightly by 1.5%, which was due primarily to both lower interest and financing costs and higher prior year reserves for credit losses stemming from an increase in our portfolio balance. Salaries and benefits partially offset these operating expense reductions due to higher commission expense related to higher sales volume. Our financing segment had 54 employees as of both December 31, 2015 and 2014.

For the nine months ended December 31, 2015, operating expenses decreased $0.8 million, or 8.1%, which was due primarily to both lower interest and financing costs and additional reserves for credit losses recorded in the prior year stemming from an increase in our portfolio balance. Salaries and benefits increased $0.2 million over the prior year due primarily to higher commission expense related to higher sales volume.

Interest and financing costs decreased $0.2 million and $0.4 million for the three and nine months ended December 31, 2015, respectively, compared to the prior year periods due to a decrease in the average total notes payable outstanding and lower average interest rates for the three and nine months ended December 31, 2015. Total notes payable were $49.6 million as of December 31, 2015, a decrease of $22.9 million or 31.6% compared to $72.5 million as of December 31, 2014. Our weighted average interest rate for non-recourse notes payable was 3.09% and 3.35%, as of December 31, 2015 and December 31, 2014, respectively.

Other income: There was no other income during the three months ended December 31, 2015. During the three months ended December 31, 2014, we received payment in the amount of $6.2 million related to a claim in a class action suit which alleged that a group of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers.

There was no other income during the nine months ended December 31, 2015. During the nine months ended December 31, 2014 we recognized other income totaling $7.6 million. In addition to the other income of $6.2 million related to the class action suit, we also recognized other income gain of $1.4 million in conjunction with a repurchase agreement. We entered into an arrangement to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing.

Segment earnings: As a result of the foregoing, earnings decreased $5.7 million and $6.1 million for the three and nine months ended December 31, 2015, respectively, over the prior year periods.

Consolidated

Income taxes: .Our provision for income tax expense decreased $3.9 million to $7.3 million for the three months ended December 31, 2015, and decreased $1.7 million to $24.6 million for the nine months ended December 31, 2015 as compared to the same periods last year. Our effective income tax rates for the three and nine months ended December 31, 2015 were 41.6% and 41.4%, respectively. For the three and nine months ended December 30, 2014 the effective income tax rates were 42.0% and 41.6%, respectively.

Net earnings: The foregoing resulted in net earnings of $10.3 million for the three months ended December 31, 2015, a decrease of 33.6%, as compared to $15.5 million during the three months ended December 31, 2014. Net earnings were $34.8 million for the nine months ended December 31, 2015 a decrease of 5.8%, as compared to $36.9 million during the nine months ended December 31, 2014.

Basic and fully diluted earnings per common share were $1.41 and $1.40, for the three months ended December 31, 2015, a decrease of 34.1% and 34.3% as compared to $2.14 and $2.13, respectively, for the three months ended December 31, 2014. For the nine months ended December 31, 2015, basic and fully diluted earnings per common share were $4.79 and $4.74, a decrease of 4.6% and 4.6% as compared to $5.02 and $4.97, respectively, for the three months ended December 31, 2014.

Weighted average common shares outstanding used in the calculation of both basic and diluted earnings per common share were 7.3 million for the three months ended December 31, 2015. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended December 31, 2014 was 7.2 million and 7.3 million respectively.

Weighted average common shares outstanding used in the calculation of both basic and diluted earnings per common share were 7.3 million for the nine months ended December 31, 2015. Weighted average common shares outstanding used in the calculation of both the basic and diluted earnings per common share were 7.4 million for the nine months ended December 31, 2014.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with GE Commercial Distribution Finance, or GECDF, with an aggregate credit limit of $250 million. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our condensed consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our condensed consolidated balance sheets. There was no outstanding balance at December 31, 2015 or December 31, 2014, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2015	2014
Net cash used in operating activities	$(18,876)	$(9,930)
Net cash used in investing activities	(44,344)	(31,705)
Net cash provided by financing activities	53,638	13,002
Effect of exchange rate changes on cash	(26)	(24)

Net Decrease in Cash and Cash Equivalents	$(9,608)	$(28,657)

Cash flows from operating activities. Cash used in operating activities totaled $18.9 million during the nine months ended December 31, 2015. Net earnings adjusted for the impact of non-cash items was $39.3 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $58.2 million, primarily due to additions to accounts receivables of $32.9 million, financing receivables—net of $10.7 million, and reductions in salaries and commissions payable, deferred revenues and other liabilities of $9.0 million.

Cash used in operating activities totaled $9.9 million during the nine months ended December 31, 2014. Net earnings adjusted for the impact of non-cash items was $36.9 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $46.8 million, primarily due to increases of accounts receivable—trade cash of $27.4 million, and investments in financing receivables—net of $14.9 million, and cash used for accounts payable—trade of $15.5 million, partially offset by changes in salaries and commissions payable of $5.5 million.

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of December 31,
	2015	2014

Days sales outstanding (1)	56	51
Days inventory outstanding (2)	6	7
Days payable outstanding (3)	(42)	(40)
Cash conversion cycle	20	18

(1)	Represents the rolling three-month average of the balance of trade accounts receivable-trade, net for our Technology segment at the end of the period divided by non-GAAP gross sales of product and services for the same three-month period.
(2)	Represents the rolling three-month average of the balance of inventory, net for our Technology segment at the end of the period divided by non-GAAP gross cost of sales, product and services for the same three-month period.
(3)	Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our Technology segment at the end of the period divided by non-GAAP gross cost of sales, product and services for the same three-month period.

Our standard payment term for customers is between 30-60 days; however, certain customers are approved for extended payment terms. Invoices processed through our credit facility, or the accounts payable—floor plan balance, are typically paid within 45-60 days from the invoice date, while accounts payable—trade invoices are typically paid within 30 days from the invoice date. Our cash conversion cycle was 20 days as of December 31, 2015 and 18 days as of December 31, 2014.

Cash flows related to investing activities. Cash used in investing activities was $44.3 million during the nine months ended December 31, 2015, compared to cash used in investing activities of $31.7 million during the same period last year. Cash used in investing activities during the nine months ended December 31, 2015 was primarily driven by issuance of financing receivables of $102.6 million, the acquisition of the business of IGX of $16.6 million and purchases of property, equipment, and operating lease equipment of $17.0 million purchase of assets to be leased of $10.8 million, which was partially offset by cash proceeds from the repayment financing receivable of $49.2 million, proceeds from the sale of financing receivables of $48.2 million, and proceeds from the sale of property, equipment and operating lease equipment of $5.3 million.

Cash used in investing activities was $31.7 million during the nine months ended December 31, 2014. Cash used in investing activities during the nine months ended December 31, 2014 was primarily driven by issuance of financing receivables of $93.2 million, purchase of assets to be leased and property and equipment of $15.2 million, and cash used in acquisitions of $8.0 million, which was partially offset by cash proceeds from the sale of financing receivable of $24.2 million and the repayment of financing receivables of $50.6 million, and proceeds from the sale of property, equipment and operating lease equipment of $7.4 million.

Cash flows from financing activities. Cash provided by financing activities was $53.6 million during the nine months ended December 31, 2015, which was primarily due to net borrowings on the floor plan facility of $28.6 million and net borrowings of non-recourse and recourse notes payable of $27.9 million, which was partially offset by $2.5 million in cash used for the repurchase of common stock. During the nine months ended December 31, 2014, cash provided by financing activities was $13.0 million, which was due to net borrowings of non-recourse and recourse notes payable of $38.7 million and net borrowings on the floor plan facility of $10.7 million, which was partially offset by the repurchase of common stock of $37.1 million.

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

At December 31, 2015, our non-recourse notes payable decreased 14.0% to $45.5 million, as compared to $52.9 million at March 31, 2015. Recourse notes payable increased 11.4% to $4.1 million as of December 31, 2015 compared to $3.7 million as of March 31, 2015.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from GECDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and is secured by a blanket lien against all their assets, such as chattel paper, receivables and inventory. As of December 31, 2015, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. and its subsidiary. We were in compliance with these covenants as of December 31, 2015. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. and its subsidiarybe provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

We are not, and do not believe that we are reasonably likely to be, in breach of the GECDF credit facility. In addition, we do not believe that the covenants of the GECDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. and its subsidiary. This credit facility is secured by the assets of ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc.and the guaranty as described below.

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

Floor Plan Component

The traditional business of ePlus Technology, inc. and its subsidiaryas a seller of computer technology, related peripherals and software products, is in part financed through a floor plan component in which interest expense for the first thirty to sixty days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our condensed consolidated balance sheets, as they are normally repaid within the fifteen to sixty-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases we are able to pay invoices early and receive a discount, but if the fifteen to sixty-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2015	Balance as of December 31, 2015	Maximum Credit Limit at March 31,2015	Balance as of March 31, 2015
$250,000	$127,999	$225,000	$99,418

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. and its subsidiary have an accounts receivable component from GECDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at December 31, 2015 or March 31, 2015, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of December 31, 2015, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third party and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2015 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although a portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our line of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the GECDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Changes in interest rates may affect our ability to fund or transfer our financing arrangements if the rate rises above the fixed rate of the instrument. Borrowings under the GECDF facility bear interest at a market-based variable rate. As of December 31, 2015, the aggregate fair value of our non-recourse notes payable approximated their carrying value.

In December 2015, we purchased 100% of the stock of IGXGlobal UK, Ltd, a company formed and operated in the United Kingdom with a functional currency of Great British Pounds. In addition, the company also transacts in Euros and U. S. Dollars. There is a potential for exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. In addition, we have foreign currency exposure when transactions are not denominated in the subsidiary’s functional currency. To date, our United Kingdom operations are insignificant in relation to total consolidated operations and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

We have financed certain customer leases for equipment which is located in Canada and Iceland. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and Icelandic krona. To date, our Canadian and Icelandic operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position. We also transact business in other foreign currencies which are subject to fluctuation, however, the dollar volume of these transactions is immaterial.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were the plaintiff in a lawsuit in the United States District Court for the Eastern District of Virginia (“the Trial Court”) in which, on January 27, 2011, a jury unanimously found that Lawson Software, Inc. (“Lawson”) infringed certain ePlus patents. On August 16, 2013, the Trial Court found, by clear and convincing evidence, that Lawson was in contempt of the Trial Court’s May 23, 2011, injunction which restricted Lawson from taking certain actions that infringed one of our patents, and entered judgment in our favor in the amount of $18.2 million. Lawson appealed, and while the appeal was pending, on April 3, 2014, the United States Patent and Trademark Office issued a notice canceling the patent. On July 25, 2014, the Appeals Court vacated the injunction and the contempt order. On June 18, 2015, the Appeals Court, in a 5-5 split opinion, denied our petition for rehearing. We have filed a petition asking the United States Supreme Court to consider the case.

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

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2015 Annual Report, except as noted below:

Our Results of Operations are Subject to Fluctuations in Foreign Currency

In December 2015, we purchased 100% of the stock of IGXGlobal UK Limited, a company formed and operating in the United Kingdom. As result of this acquisition, although not significant, we have additional exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of our consolidated financial statements. While our consolidated financial statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies of our international subsidiaries in Canada and the United Kingdom could cause fluctuations in our results of operations. We also have foreign currency exposure to the extent net sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2015.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2015 through April 30, 2015	-		-	351,960	(2)
May 1, 2015 through May 31, 2015	-		-	351,960	(3)
June 1, 2015 through June 15, 2015	18,284	$82.63	-	351,960	(4)
June 16, 2015 through August 16, 2015	12,163	$79.32	-	-	(5)
August 17, 2015 through August 31, 2015	-	n/a	-	500,000	(6)
September 1, 2015 through September 30, 2015	-	n/a	-	500,000	(7)
October 1, 2015 through October 31, 2015	-	n/a	-	500,000	(8)
November 1, 2015 through November 30, 2015	-	n/a	-	500,000	(9)
December 1, 2015 through December 31, 2015	-	n/a	-	500,000	(10)

(1)	All shares were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)	The share purchase authorization in place for the month ended April 30, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2015, the remaining authorized shares to be purchased were 351,960.
(3)	The share purchase authorization in place for the month ended May 31, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of May 31, 2015, the remaining authorized shares to be purchased were 351,960.
(4)	The share purchase authorization expired June 15, 2015 and had purchase limitations on the number of shares of up to 500,000 shares. As of June 15, 2015, the remaining number of authorized shares that could have been purchased was 351,960.
(5)	There was no share purchase authorization plan in place from June 16, 2015 to August 16, 2015. The previous plan expired on June 15, 2015.
(6)	On August 13, 2015, the board of directors authorized the company to repurchase up to 500,000 shares of its outstanding common stock commencing on August 17, 2015 through August 16, 2016. As of August 31, 2015, no stock purchases were made under this authorization.
(7)	The share purchase authorization in place for the month ended September 30, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2015, no stock purchases were made under this authorization.
(8)	The share purchase authorization in place for the month ended October 31, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2015, no stock purchases were made under this authorization.
(9)	The share purchase authorization in place for the month ended November 30, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2015, no stock purchases were made under this authorization.
(10)	The share purchase authorization in place for the month ended December 31, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2015, no stock purchases were made under this authorization.

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

ePlus inc.

Date: February 4, 2016	/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2016	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)