Form 10-K
period 2016-03-31
EPLUS INC
filed 2016-05-26
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Yes ☒No ☐

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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2015 was $521,917,902. The outstanding number of shares of common stock of ePlus as of May 23, 2016, was 7,177,196.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company's definitive Proxy Statement relating to its 2016 annual meeting of stockholders ( the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end to which this report relates.

[This Page Intentionally Left Blank]

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “hope,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•	uncertainty and volatility in the global economy including exposure to fluctuation in foreign currency rates, and downward pressure on prices;
•	significant adverse changes in, reductions in, or loss of our largest customer or one or more of our large customers, or vendors;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	reduction of vendor incentives provided to us;
•	we offer a comprehensive set of solutions— integrating information technology (IT) product sales, third-party software assurance and maintenance, our advanced professional and managed services, our proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by companies offering a similar set of solutions, such as:
•	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
•	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
•	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
•	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace; and
•	reliance on third parties to perform some of our service obligations;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	failure to comply with public sector contracts or applicable laws;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
•	our contracts may not be adequate to protect us and our professional and liability insurance policies coverage may be insufficient to cover a claim;
•	disruptions in our IT systems and data and audio communication networks;
•	our ability to secure our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;

•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions or the effect of those changes on our common stock or its holders;
•	our ability to realize our investment in leased equipment;
•	our ability to successfully integrate acquired businesses;
•	the possibility of goodwill impairment charges in the future;
•	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third party patents, and the costs associated with those actions, and, when appropriate, license required technology;
•	exposure to changes in, interpretations of, or enforcement trends in legislation; and
•	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as other reports that we file with the Securities and Exchange Commission (“SEC”).

Industry and Market Data

 This Form 10-K includes industry data that we obtained from periodic industry publications, which represent data, research opinion or viewpoints published as part of syndicated subscription services.

The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice

PART I

ITEM 1.	BUSINESS

GENERAL

Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.”

Our operations are conducted through two business segments. Our technology segment sells information technology hardware products, third-party software and maintenance contracts, our own and third-party advanced professional and managed services, and our proprietary software. Our financing segment operations primarily consist of the financing of information technology equipment, software and related services. Both segments sell to commercial entities, state and local governments, government contractors, and educational institutions. See Note 15, “Segment Reporting” in the consolidated financial statements included elsewhere in this report.

ePlus inc. does not engage in any business other than serving as the parent holding company for the following operating companies:

Technology

•	ePlus Technology, inc.;
•	ePlus Systems, inc.;
•	ePlus Content Services, inc.;
•	ePlus Document Systems, inc.;
•	ePlus Technology Services, inc.
•	ePlus Cloud Services, inc., and
•	IGXGlobal UK, Limited

Financing

•	ePlus Group, inc.;
•	ePlus Government, inc.;
•	ePlus Canada Company;
•	ePlus Capital, inc.;
•	ePlus Jamaica, inc.;
•	ePlus Iceland, inc., and
•	IGX Capital UK, Ltd.

We began using the name ePlus inc. in 1999 after changing our name from MLC Holdings, Inc. ePlus Technology, inc. conducts our technology sales and services business. ePlus Systems, inc. and ePlus Content Services, inc. were incorporated on May 15, 2001 and provide consulting services and proprietary software for enterprise supply management. ePlus Capital, inc. owns 100 percent of ePlus Canada Company, which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to transact business with governmental contractors servicing the federal government marketplace and other state and local governments. ePlus Document Systems, inc. was incorporated on October 15, 2003 and provides proprietary software for document management, ePlus Technology Services, inc. was incorporated on May 17, 2010 to provide professional and management services and IGXGlobal UK, Limited was acquired in December 2015.

OUR BUSINESS

We are a leading provider of information technology (IT) solutions which enable organizations to optimize their IT environment and supply chain processes. We deliver and integrate world-class IT products and software from top vendors, and provide private, hybrid, and public cloud solutions to meet customers’ evolving needs. We also provide consulting, professional and managed services and complete lifecycle management services including flexible financing solutions. We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 26 years.

Our primary focus is to deliver secure, integrated technology solutions for our customers’ data center, network, security, maintenance, and collaboration needs, including hosted, on-premise, hybrid and cloud infrastructures. These solutions may encompass the full lifecycle of IT and include consulting, assessments, architecture, design, testing, implementation, and ongoing managed services and periodic consultative business reviews. We offer security, storage, cloud, mobility, hyper-converged infrastructure, and other advanced technologies. We design, implement and provide an array of IT solutions from multiple leading IT vendors. We are an authorized reseller from over 1,000 vendors, but primarily from approximately 100 vendors, including Check Point, Cisco Systems, Dell, EMC, FireEye, F5 Networks, Hewlett-Packard, Juniper, McAfee, NetApp, Nimble, Oracle, Palo Alto Networks, Pure Storage, VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their assets.

Our size and strong financial results have enabled us to invest in the engineering and technology resources required to stay current with emerging technology trends and deliver leading edge IT solutions. We believe we are a trusted IT advisor to our customers, delivering turn-key IT solutions that incorporate hardware, software, security and both managed and professional services. In addition, we offer a wide range of leasing and financing options for technology and other capital assets. We believe our lifecycle approach offering of integrated IT products, services, financing, and our proprietary supply chain software, is unique in the industry. It allows us to offer a customer service strategy that spans the continuum from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This selling approach also permits us to grow with our customers and solidify our relationships through hands-on engagement and understanding of their needs.

We focus exclusively on middle market and large enterprises. For the year ended March 31, 2016, the percentage of revenue by customer end market within our technology segment includes state and local government, and educational institutions 22%, technology industry 23%, telecommunications, media and entertainment 14%, financial services 12%, and healthcare 10%. The majority of our sales were generated within the United States, however, we have the ability to support our customers nationally and internationally and this year we acquired our first international subsidiary which is located in the U.K. Our technology segment accounts for 97% of our net sales, and 84% of our operating income, while our financing segment accounts for 3% of our net sales, and 16% of our operating income for the year ended March 31, 2016.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We participate in the large and growing United States IT market which, according to Gartner, Inc. is estimated to generate sales of over $1.15 trillion in 2016, and is expected to grow at a compound annual rate of approximately 2.1% for 2015 through 20191.

1 Gartner, “Market Databook, 1Q16 Update,” 2014-2020 End-User Spending on IT Products and Services, March 28, 2016 (U.S.).

We are focused on and have identified several specific trends that we believe will create higher growth than the broader U.S. IT market:

•	Increasing sophistication and incidences of IT security breaches and cyber-attacks. Over the last decade, cyber-attacks have become more sophisticated, more prevalent and difficult to safeguard against. We believe our customers are focused on all aspects of cyber security, including intellectual property, data and business processes, as well as compliance with an increasing number of general and industry-specific government regulations. In order to meet current and future security threats, enterprises must implement solutions that are fully-integrated and capable of monitoring, detecting, containing and remediating security threats and attacks.

•	Rapidly evolving technologies are creating complexity and challenges for customers and vendors. Historically, customers could procure and implement disparate hardware and software solutions to satisfy their IT needs. However, the emergence of complex IT offerings such as software defined infrastructure, cloud computing, converged and hyper-converged infrastructures, big data analytics, and flash storage, has made it difficult for customers to effectively design, procure, implement and manage their own IT systems. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it challenging for customers to design, implement and manage secure, efficient and cost-effective IT environments.

•	Customer IT decision making is shifting from IT departments to line-of- business personnel. As IT consumption shifts from legacy, on-premise infrastructure to agile ‘on-demand’ and ‘as-a-service’ solutions, customer procurement decisions are being shifted from traditional IT personnel to lines-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill customer needs. In addition, many of the services create recurring revenue streams paid over time, rather than upfront revenue.

•	Lack of sufficient internal IT resources at mid-sized and large enterprises, and scarcity of IT personnel in certain high-demand disciplines. We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver emerging technologies and business outcomes without having properly trained personnel and an inability to hire personnel in high demand disciplines such as security and data analytics. At the same time the prevalence of security threats, increased use of cloud computing, proliferation of mobile devices, bring-your-own-device (BYOD) policies, and complexity of multi-vendor solutions, have made it difficult for IT departments to implement high-quality IT solutions.

•	Reduction in the number of IT solutions providers. We believe that customers are seeking to reduce the number of vendors they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices and reduce costs. As a result, customers are required to select IT solutions providers that are capable of delivering complex multi-vendor IT solutions.

•	Increasing need for third-party services. We believe that customers are relying on third-party service providers to manage significant aspects of their IT environment, from design, implementation, pre- and post-sales support, maintenance, engineering, cloud management, security operations, and other services.

COMPETITION

The market for IT sales and professional services is competitive, subject to economic conditions and rapid change, and significantly affected by new product introductions and other market activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national and international firms, including: vendors other direct marketers, national and regional resellers, and regional, national, and international services providers. Many of our competitors commoditize products which places downward pressure on product pricing. In addition, many IT vendors may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such vendors. We face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes. As IT consumption shifts from IT personnel and legacy infrastructure to line-of-business based outcomes utilizing off-premise, on-demand, and cloud solutions, the legacy resale model is shifting from upfront sales to recurring revenue model.

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

OUR SOLUTIONS

Technology Segment

•	IT Sales: Our offerings consist of hardware, software, maintenance, software assurance and services. We believe that our customers view technology purchases as integrated solutions, rather than discrete product and service categories, and the majority of our sales are derived from integrated solutions involving our customers’ data center, network, and collaboration infrastructure. We hold various technical and sales related certifications that authorize us to market their products and enable us to provide advanced professional services. We actively engage with emerging vendors to offer their technologies to our customers. Our flexible platform and customizable catalogs facilitate the addition of new vendors’ products with minimal incremental effort.

•	Advanced Professional and Managed Services: We provide a range of advanced professional and managed services to help our customers improve productivity, profitability and revenue growth while reducing operating costs. Our solutions and services include the following:

•	Data center solutions enable customers to streamline operations, reduce complexity and costs, and simplify vendor management;

•	Network services aim to improve network performance for our customers;

•	Collaboration and mobility services facilitate engagement between customer personnel and third-parties.

Security solutions help safeguard our customers’ IT infrastructure through environment analysis, risk identification and the implementation of security solutions and processes;

•	Managed services enable customers to reduce costs and burdens of their day-to-day IT tasks while monitoring availability, reliability and performance;

•	Staff augmentation services provide customers with flexible headcount options while allowing them to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help, which also includes services, such as Virtual Chief Information Officer (vCIO) and Virtual Chief Information Security Officer (vCISO), used to help complement existing personnel and build three to five year IT roadmaps;

•	Server and desktop support provides outsourcing services to respond to our customers’ business demands while minimizing overhead;

•	Professional services focused on cloud infrastructure, unified communications, collaboration, networking, storage, hyper-converged infrastructure, virtual desktop infrastructure, supported by security and managed services solutions; and

•	Project management services enhance productivity and collaboration to enable successful implementations.

•	Proprietary Software: Our line of proprietary software products is called OneSource® and consists of the following products:

•	OneSource®IT is an online web based software portal for customers purchasing IT equipment, software, and services from us; OneSource®IT+ is an online web based software portal for customers purchasing IT products from other suppliers and/or from us;

•	OneSource® Procurement is a complete web-based software tool to facilitate procurement of any type of asset;

•	OneSource® Asset Management is a software platform for managing and tracking corporate assets including vendor maintenance contracts; and

•	OneSource® DigitalPaper is a document management software application.

Financing Segment

•	Leasing and Financing: We specialize in financing arrangements, including direct financing, sales-type and operating leases; notes receivable, and consumption-based financing arrangements; and underwriting and management of IT equipment and assets. Our financing operations include sales, pricing, credit, contracts, accounting, risk management and asset management.

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

OUR COMPETITIVE STRENGTHS

Large Addressable Market with Substantial Growth Opportunities Driven by Increasing IT Complexity

We participate in the large and growing IT market with specific focus on the data center, network, cloud, security, virtualization and mobility segments of the industry, facilitated by our professional and managed service solutions. We believe we are well positioned in the complex high-growth IT solutions segment and can achieve outsized growth relative to the overall IT market.

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

Broad and Diverse Customer Base across a Wide Range of End Markets

We have a broad and diverse customer base of over 3,100 customers across a wide range of end markets. We serve a wide range of end markets, including education, financial services, healthcare, media and entertainment, state and local government, technology and telecommunications.

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

Strategic Ability to Design and Integrate Cloud Solutions Across Multiple Vendors

We believe our relationships with vendors focused on the design and integration of cloud systems allows us to provide differentiated, market-leading cloud offerings. We have developed long standing, strategic partnerships with leading cloud systems vendors, including Cisco Systems, EMC, Hewlett Packard Enterprise, NetApp, and VMware.

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

Proven Track Record of Successfully Integrating Acquisitions and Accelerating Growth

We view acquisitions as an important factor in our strategic growth plan. Since 1997, we have successfully identified and integrated 19 acquisitions. Most recently, we have been active in tuck-in acquisitions to broaden our product offerings, sector reach and geographic footprint, with recent acquisitions including:

•	IGX Acquisition Global, LLC , and IGX Support, LLC, including IGX Acquisition’s wholly-owned subsidiary, IGXGlobal UK Limited (collectively, "IGX") – Expansion of sales presence in New York and New England, as well as an operating branch in London that serves United Kingdom and global customers.

•	Granite Business Solutions, Inc. (“Evolve”)– West Coast operations expansion and broadened SLED customer base

•	AdviStor – Upstate New York operations expansion and broadened storage offerings and expertise

•	pbm (Pacific Blue Micro)– Expansion of West Coast operations

•	Vanticore – Northern New England operations expansion, gained municipal contracts and customer contact center expertise

•	NCC Networks – Midwest operations expansion and broadened security expertise.

We seamlessly integrate acquired firms into the ePlus platform, which allows us to maintain customers and vendor relationships and retain key employees from acquired firms, and accelerate growth.

We continue to review new acquisition opportunities to grow our global footprint and expand our offerings.

Financial Performance Characterized by Growth and Profitability

We have focused on achieving top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 10.9% on net sales and 10.7% for consolidated gross profit, respectively, from April 1, 2011 to March 31, 2016.

Through our organic expansion as well as acquisitions, we have increased our employee base by 48% from April 1, 2011 to March 31, 2016 while increasing revenue per employee by approximately 13%. Our increase in our employee base has largely been in customer facing roles.

GROWTH STRATEGY

Our goal is to continue to grow as a leading provider of technology solutions. The key elements of our strategy include the following:

Be Our Customers’ Partner of Choice for IT Solutions, Which May Include Services, and Financing Needs

We seek to become the primary provider of IT solutions for each of our customers by delivering IT solutions whether on-premise, cloud, or managed services-based. We provide excellent customer service, pricing, availability, and advanced professional and managed services in an efficient manner. We believe the increasing complexity of the IT ecosystem and the emergence of new technologies and vendors are factors that will lead to a growing demand from existing customers. We continue to focus on improving our sales efficiency by providing on-going training and targeted incentive compensation, as well as implementing better automation processes to reduce costs and improve productivity. Our account executives are trained on our broad solutions capabilities and to sell in a consultative manner that increases the likelihood of cross-selling our solutions. We believe that our bundled offerings are an important differentiating factor from our competitors. We also have experienced pre-sales engineers and inside sales representatives to support our outside sales representatives.

We focus on gaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors. This expertise helps our customers develop their cloud capabilities including private, public, and hybrid infrastructures. We are providing virtual desktop infrastructure, unified communications, collaboration, networking, security, storage, big-data, mobility, converged and hyper-converged infrastructures, and managed services offerings, all of which remain in high demand. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional markets as well as the national market. This significantly increases direct and referral sales opportunities for our products and services, and allows us to offer competitive pricing levels. Second, within our existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies or across multiple vendor product lines.

We continuously offer best-of-breed solutions to provide our clients with next generation capabilities. During the last fiscal year, we have expanded our managed services offerings to include Managed Flashstack, hybrid IT monitoring services, and managed video services.

Build Our Geographic Footprint

We intend to increase our direct sales and targeted marketing efforts in each of our geographic areas. We actively seek to acquire new account relationships through face-to-face field sales, electronic commerce (especially OneSource®), leveraging our partnerships with vendors, and targeted direct marketing to increase awareness of our solutions. We also seek to broaden our customer base, expand our geographic reach, improve our technical expertise, and scale our existing operating structure through acquisitions.

Recruit, Retain and Develop Employees

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to take advantage of hiring experienced sales people and engineers, and make strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully, and evaluate strategic hiring opportunities if and when they become available. During the year ended March 31, 2016, as part of our expansion strategy, our customer facing sales and professional services team grew from 712 to 799.

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

SALES AND MARKETING

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers and by seeking to acquire new account relationships through face-to-face field sales and leveraging our partnerships with manufacturers and targeted direct marketing to increase awareness of our solutions. We target enterprises, primarily middle market companies with annual revenues between $20 million and $2.5 billion and large companies. We believe there are over 50,000 potential customers in the middle market and we currently have over 3,100 customers. We undertake direct marketing campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

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

As of March 31, 2016, our sales force consisted of 457 sales, marketing and sales support personnel organized regionally in 32 office locations throughout the United States.

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

For example in the United States we have six catalog management patents, three image transmission management patents, a patent for collaborative editing of electronic documents over a network, a hosted asset information management patent, and an eCatalog supplier portal patent, among others. The three image transmission patents are scheduled to expire in 2018; the earliest of the catalog management patents is scheduled to expire in 2024; and the patent for collaborative editing of electronic documents over a network is scheduled to expire in 2025, provided that all maintenance fees are paid in accordance with USPTO regulations. We also have certain patent rights in some European forums, Japan, and Canada. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation.

Our trademarks in the United States include ePlus®, eCloud ®, Procure+®, Manage+®, Docpak®, Viewmark®, OneSource®, and Where Technology Means More ®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. In addition to our trademarks, we have over 20 registered copyrights and additional common-law trademarks and copyrights.

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

FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without having to take physical delivery of the equipment. Arrow Enterprises, Ingram Micro, and Tech Data are the largest distributors we utilize. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ location, which allows us to keep our inventory of any product and shipping expenses to a minimum. For the year ended March 31, 2016, our largest distributors accounted for 34% of our purchases related to our technology segment net sales.

Sales of products manufactured by Cisco Systems, HPE, and NetApp, whether purchased directly from these vendors or through distributors, represented 49%, 7%, and 5%, respectively, of our technology segment net sales for the year ended March 31, 2016. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort.

Risk Management and Process Controls: We use and maintain conservative underwriting policies and disciplined credit approval processes in both our technology and financing segments. We have an executive management review process and other internal controls in place to evaluate the transactions’ potential risk.

In our technology segment, we manage our risk by using conservative credit quality analysis and periodic monitoring of customer financial results or third-party risk evaluation tools; monitoring customer accounts receivable balances and payment history; proactively pursuing delinquent accounts; ensuring we have appropriate contractual terms and conditions; perfecting purchase money security interest when appropriate; requiring prepayment or deposits if indicated; performing fraud checks for new accounts; and evaluating general economic as well as industry specific trends. Our systems automatically decrease trade credit lines based on assigned risk ratings.

In our financing segment, we manage our risk in assets we finance by assigning the contractual payments due under the financing arrangement to third parties. We also use agency purchase orders to procure equipment for lease to our customers and otherwise take measures to minimize our inventory of financed assets. When our technology segment is the supplier of the assets being financed, we maintain certain procurement risks. Our financing arrangements with our customers are generally fixed-rate.

Credit Risk Loss Experience: During the fiscal year ended March 31, 2016, we decreased our reserves for credit losses by $272 thousand, incurred actual credit losses of $188 thousand and had recoveries of $30 thousand. During the fiscal year ended March 31, 2015, we increased our reserves for credit losses by $125 thousand, incurred actual credit losses of $257 thousand and had recoveries of $3 thousand. During the fiscal year ended March 31, 2014, we increased our reserves for credit losses by $750 thousand, incurred actual credit losses of $127 thousand, and had no recoveries.

BACKLOG

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2016, we had open orders of $109.4 million and deferred revenue of $20.2 million. As of March 31, 2015, we had open orders of $74.9 million and deferred revenues of $37.3 million. We expect that the open orders as of March 31, 2016 will be recognized within ninety days of that date. We also expect that 91% of the deferred revenues as of March 31, 2016 will be recognized within the next twelve months.

EMPLOYEES

As of March 31, 2016, we employed 1,074 employees who operated through 32 office locations, home offices and customer sites. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

	March 31,
	2016	2015
Sales and Marketing	457	404
Professional Services	342	308
Administration	195	188
Software Development and Internal IT	73	78
Executive Management	7	8
	1,074	986

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

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2016. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Phillip G. Norton	72	Director, Chairman of the Board of Directors, President and Chief Executive Officer

Mark P. Marron	54	Chief Operating Officer

Elaine D. Marion	48	Chief Financial Officer

Steven J. Mencarini	60	Senior Vice President of Business Operations

The business experience of each executive officer of ePlus is described below:

Phillip G. Norton joined the Company in March 1993 and has served since as its Chairman of the Board and Chief Executive Officer. Since September 1, 1996, Mr. Norton has also served as President of the Company. Mr. Norton had extensive leasing experience prior to joining ePlus. With over thirty years of senior management experience in the equipment leasing and equipment sales markets, Mr. Norton brings leadership, vision, and extensive business, operating, and financing experience to the Company. He has tremendous knowledge of our markets, and since joining the Company in 1993, he has guided the expansion of our business lines and revenues. Today, we are a provider of advanced technology solutions, leasing, and software with $1.2 billion in revenues, as compared to our initial businesses of equipment leasing and brokerage with revenues of $40 million when the Company went public in 1996. As CEO, Mr. Norton has led several successful capital raising initiatives, including our IPO and secondary offerings and two private equity rounds; multiple accretive acquisitions in three different business lines; the hiring and retention of numerous highly qualified personnel; the successful litigation of multiple patent infringement lawsuits protecting our patent rights; and the development of strong industry relationships with key technology partners.

He was founder, Chairman of the Board of Directors, President and Chief Executive Officer of Systems Leasing Corporation, an equipment leasing and equipment brokerage company which he founded in 1978 and sold to PacifiCorp, Inc., a large Northwest utility, in 1986. From 1986 to 1990, Mr. Norton served as President and CEO of PacifiCorp Capital, Inc., the leasing entity of PacifiCorp, Inc., which had over $650 million of leased assets. From 1990 until 1993, Mr. Norton coached high school basketball and invested in real estate. From 1970-1975, he worked in various sales and management roles for Memorex Corporation, a vendor of storage and communication equipment and from 1975-1978, he was Vice President of Federal Leasing Corporation, a provider of financing and logistics to federal, state, and local governments. In June 2011, Mr. Norton began serving on the Board of Directors of The Northern Virginia Technology Council, the largest membership and trade association for technology in the United States. Mr. Norton is a 1966 graduate of the U.S. Naval Academy, with a Bachelor’s of Science degree in engineering, and served in the U.S. Navy from 1966-1970 as a Lieutenant in the Supply Corps.

Mark P. Marron, joined us in 2005 as Senior Vice President of Sales. Mr. Marron was appointed as Chief Operating Officer of ePlus inc. and President of ePlus Technology, inc. in 2010. Prior to joining us, from 2001-2005, Mr. Marron served as senior vice president of worldwide sales and services of NetIQ. Prior to joining NetIQ, Mr. Marron served as senior vice president and general manager of worldwide channel sales for Computer Associates International Inc. Mr. Marron has a Bachelor’s of Science degree in Computer Science from Montclair State University.

Elaine D. Marion joined us in 1998. Ms. Marion became our Chief Financial Officer on September 1, 2008. From  2004 to 2008, Ms. Marion served as our Vice President of Accounting. Prior to that, she was the Controller of ePlus Technology, inc., a subsidiary of ePlus, from 1998 to 2004. Ms. Marion is a graduate of George Mason University, where she earned a Bachelor’s of Science degree in Business Administration with a concentration in Accounting.

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

General Economic Weakness May Harm Our Operating Results and Financial Condition

Our results of operations are dependent, to a large extent, upon the state of the economy. Global economic weakness and uncertainty may result in decreased sales, gross margin, and earnings or growth rates. Adverse economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. As a result, our sales could decrease and reserves for our credit losses and write-offs of receivables may increase.

If We Lost One or More of Our Large Customers, Our Earnings May be Affected

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments, and are terminable by either party upon 30 days’ notice. The loss of, our largest customer or one or more of our large customers, or the failure of such customers to pay amounts due to us, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows.

For the year ended March 31, 2016 and 2015, no single customer’s sales were greater than 10% of total net sales. For the year ended March 31, 2014, sales to a large telecommunications company were approximately 11% of total net sales, all of which related to our technology segment

We May Experience A Reduction in Incentives Offered to Us by Our Vendors That Would Affect Our Earnings

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

For the fiscal years ended March 31, 2016, 2015, and 2014, vendor incentives earned remained a fairly stable component of our gross margins on consolidated sales of product and services. There was a decrease in the percentage of vendor incentives earned which resulted in a 30-basis point reduction to our gross margins for sales of product and services for the year ended March 31, 2016 compared to the prior year. The change in the amount of vendor incentives earned during the fiscal years ended March 31, 2015 as compared to 2014 resulted in an increase to our gross margins for sales of products and services of 10 basis points.

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

As of March 31, 2016 and 2015, we had reserves for credit losses of $5.2 million and $5.6 million, respectively, which included a specific reserve of $3.2 million, due to a customer that filed for bankruptcy in May 2012.

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

We Are Dependent on Continued Innovations in Hardware, Software and Services Offerings by Our Vendors and the Competitiveness of Their Offerings, and Our Ability to Partner With New and Emerging Technology Providers

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings, such as cloud-based solutions, including IaaS, SaaS and PaaS. We are dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by our customers. A decrease in the rate of innovation, or the lack of acceptance of innovations by our customers, could have an adverse effect on our business, results of operations or cash flows.

In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example by not providing the appropriate training to our account managers, sales technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or cash flows could be adversely affected.

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

We Rely on a Small Number of Key Vendors and Do Not Have Long-Term Supply or Guaranteed Price Agreements or Assurance of Stock Availability with Our Vendors

A substantial portion of our revenue within in our technology segment is dependent on a small number of key vendors including Cisco Systems, Hewlett-Packard companies, and NetApp. Products manufactured by Cisco Systems represented approximately 49%, 49% and 48% of our technology segment net sales for the years ended March 31, 2016, 2015 and 2014, respectively. Products manufactured by Hewlett-Packard companies represented approximately 7%, 8% and 10% of our technology segment net sales for the years ended March 31, 2016, 2015 and 2014, respectively. NetApp products represented approximately 5%, 7% and 8% of our technology segment net sales for the years ended March 31, 2016, 2015 and 2014, respectively.

Our industry frequently experiences periods of product shortages from our vendors as a result of our vendors’ difficulties in projecting demand for certain products sold by us, additional trade law provisions or regulations, additional duties, tariffs or other charges on imports or exports, natural disasters affecting our suppliers’ facilities, and significant labor disputes. As we do not stock inventory that is not related to an order we have received from our customer, we are dependent upon the supply of products available from our vendors in order to fulfill orders from our customers on a timely basis. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.

We Depend on Third-Party Companies to Perform Certain of Our Obligations to Our Customers, Which if Not Performed Could Cause Significant Disruption to Our Business

We rely on arrangements with third parties to perform certain professional services, managed services, warranties, and configuration services and other services for our customers, which, if not performed by these third parties in accordance with the terms of the agreement or if they cause disruption of or security weaknesses in our customers’ businesses, could result in legal claims or costs to our organization, including monetary damages paid to our customers and an adverse effect on our customer relationships, our brand and our business, results of operations, or cash flows could be affected.

We rely on arrangements with independent shipping companies for the delivery of our products from us and our vendors to our customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business. We may also be adversely affected by an increase in freight surcharges.

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

Loss of Services by Any of Our Executive Officers or Senior Management and/or Failure to Successfully Implement Our Succession Plan Could Adversely Affect Our Business

The loss of the services by our executive officers or senior management and failure to successfully implement a succession plan could disrupt management of our business and impair the execution of our business strategies. We believe that our success depends in part upon our ability to retain the services of our executive officers and senior management and successfully implement a succession plan. Our executive officers have been instrumental in determining our strategic direction and focus. The loss of our executive officers’ and senior management’s services without replacement by qualified successors could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies and could cause other instability within our workforce.

We May Not Be Able to Hire and/or Retain Personnel That We Need to Succeed

To increase market awareness and sales of our offerings, we may need to expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must have highly technical hardware and software knowledge in order to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions and we may not be able to hire or retain sufficient numbers of such personnel to maintain and grow our business. Increasingly, our competitors are requiring their employees to agree to non-compete and non-solicitation agreements as part of their employment. This could result in making it more difficult for us to hire and increase our costs by reviewing and managing non-compete restrictions. Additionally, in some cases our relationship with a customer may be impacted by turnover in our sales or engineering team.

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

We May Not Adequately Protect Ourselves Through Our Contract Vehicles or Our Insurance Policies May Not be Adequate to Address Potential Losses or Claims

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, data security and financing activities. Also, we face pressure from our customers for competitive pricing contract terms. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders may file suit when the underlying transaction turns out poorly for the lenders. We are subject to such suits and the cost of defending such suits due to the nature of our business.

Failure to Comply With Our Public Sector Contracts or Applicable Laws and Regulations Could Result in, Among Other Things, Termination, Fines or Other Liabilities, and Changes in Procurement Regulations Could Adversely Impact Our Business

Revenues in our public sector are derived from sales to state and local government and educational institution (SLED) customers, through various contracts and open market sales of products and services. Sales to SLED customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of SLED sector customer contracts, and suspension, debarment or ineligibility from doing business with the government and other customers in the SLED sector. In addition, contracts in the SLED sector are generally terminable at any time for convenience of the contracting agency or upon default. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.

We Face Substantial Competition From Larger Companies That May be Difficult to Overcome

In our technology segment, we compete in all areas of our business against local, regional, national and international firms, including other direct marketers; national and regional resellers; and regional, national and international service providers. In addition, we face competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as our company, and this could adversely affect our future sales. Many competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than we do and, therefore, current gross margins may not be maintainable. In addition, we do not have guaranteed purchasing volume commitments from our customers and, therefore, our sales volume may be volatile.

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

Our Results of Operations are Subject to Fluctuations in Foreign Currency

In December 2015, we purchased 100% of the stock of IGXGlobal UK Ltd. and in January 2016 we created IGX Capital UK, Ltd., both of which are formed and operate in the United Kingdom. As result of this U.K. presence, we have additional exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of our consolidated financial statements. We also have a Canadian subsidiary, ePlus Canada Company. While our consolidated financial statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies of our international subsidiaries in Canada and the United Kingdom could cause fluctuations in our results of operations. We also have foreign currency exposure to the extent net sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations or cash flows.

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

We May Not Have Designed Our Information Technology Systems to Support Our Business without Failure

We are dependent upon the reliability of our information, telecommunication and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. We must continually improve our systems to maintain efficiency. Poor security practices or design of our information technology systems, or third party service providers’ failure to provide adequate services could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business. Interruption or poor design of our information systems, Internet, telecommunications systems or power failures could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2016, we had goodwill and other intangible assets of $54.2 million.

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

In the software market a number of companies market business-to-business electronic commerce solutions similar to ours, and competitors are adapting their product offerings to a SaaS platform. We may not be able to compete successfully against current or future competitors, and competitive pressures faced by us may harm our business, operating results or financial condition. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes.

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

We May Be Unable to Protect Our Intellectual Property and Costs to Protect Our Intellectual Property May Affect Our Earnings

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

As of March 31, 2016, we operated from 32 office locations, and a number of home offices or customer sites. Our total leased square footage as of March 31, 2016, was approximately 251 thousand square feet for which we incurred rent expense of approximately $359 thousand per month. Some of our subsidiaries operate in shared office space to improve sales, marketing and cost efficiency. Eleven of our office locations include dedicated or shared space configuration centers; which include certain locations in California, New Hampshire, New York, North Carolina, Pennsylvania, Texas, and Virginia. Some sales and technical service personnel operate from either home offices or space that is provided for by another entity or are located on a customer site.

Our largest office location is in Herndon, Virginia. The leasing contract extends to December 31, 2017, and contains a renewal option to extend the lease through December 31, 2019. For more information see Exhibit 10.1, of our Form 8-K filed March 6, 2014.

ITEM 3.	LEGAL PROCEEDINGS

On May 23, 2011, the United States District Court for the Eastern District of Virginia entered judgment in our favor, against Lawson Software, Inc. (“Lawson”), for $18.2 million, in a lawsuit we filed against Lawson alleging patent infringement. Subsequently, the United States Patent and Trademark Office canceled the patent, and the Federal Circuit Court of Appeals vacated the judgment. On February 29, 2016, the United States Supreme Court denied our petition for certiorari, in which we asked the court to hear our appeal. As a result, the lawsuit has concluded.

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we have been a plaintiff, or may be named as a defendant, in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At March 31, 2016, our common stock traded on The NASDAQ Global Select Market under the symbol “PLUS.” The following table sets forth the range of high and low sales prices for our common stock during each quarter of the two fiscal years ended March 31, 2016 and 2015.

Quarter Ended	High	Low

Fiscal Year 2016
March 31, 2016	$96.20	$61.78
December 31, 2015	$109.33	$77.71
September 30, 2015	$81.80	$71.40
June 30, 2015	$89.28	$74.17

Fiscal Year 2015
March 31, 2015	$91.38	$64.58
December 31, 2014	$75.94	$54.05
September 30, 2014	$60.80	$50.17
June 30, 2014	$61.76	$49.23

On May 23, 2016, the closing price of our common stock was $82.76 per share. On May 23, 2016, there were 157 stockholders of record of our common stock. We believe there are approximately 4,800 beneficial holders of our common stock.

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

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2016.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2015 through April 30, 2015	-		-	351,960	(2)
May 1, 2015 through May 31, 2015	-		-	351,960	(3)
June 1, 2015 through June 15, 2015	18,284	$82.63	-	351,960	(4)
June 16, 2015 through August 16, 2015	12,163	$79.32	-	-	(5)
August 17, 2015 through August 31, 2015	-	-	-	500,000	(6)
September 1, 2015 through September 30, 2015	-	-	-	500,000	(7)
October 1, 2015 through October 31, 2015	-	-	-	500,000	(8)
November 1, 2015 through November 30, 2015	-	-	-	500,000	(9)
December 1, 2015 through December 31, 2015	-	-	-	500,000	(10)
January 1, 2016 through January 31, 2016	-	-	-	500,000	(11)
February 1, 2016 through February 28, 2016	51,165	$74.27	51,165	448,835	(12)
March 1, 2016 through March 31, 2016	65,137	$77.73	65,137	383,698	(13)

(1)	All shares acquired were in open-market purchases, except for 30,447 shares, which were repurchased to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)	The share purchase authorization in place for the month ended April 30, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2015, the remaining authorized shares to be purchased were 351,960.
(3)	The share purchase authorization in place for the month ended May 31, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of May 31, 2015, the remaining authorized shares to be purchased were 351,960.
(4)	The share purchase authorization expired June 15, 2015 and had purchase limitations on the number of shares of up to 500,000 shares. As of June 15, 2015, the remaining number of authorized shares that could have been purchased was 351,960.
(5)	There was no share purchase authorization plan in place from June 16, 2015 to August 16, 2015. The previous plan expired on June 15, 2015.
(6)	On August 13, 2015, the board of directors authorized the company to repurchase up to 500,000 shares of its outstanding common stock commencing on August 17, 2015 through August 16, 2016. No stock purchases were made under this authorization during the period of August 17, 2015 through August 31, 2016.
(7)	The share purchase authorization in place for the month ended September 30, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2015, no stock purchases were made under this authorization.
(8)	The share purchase authorization in place for the month ended October 31, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2015, no stock purchases were made under this authorization.
(9)	The share purchase authorization in place for the month ended November 30, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2015, no stock purchases were made under this authorization.
(10)	The share purchase authorization in place for the month ended December 31, 2015 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2015, no stock purchases were made under this authorization.
(11)	The share purchase authorization in place for the month ended January 31, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of January 31, 2016, no stock purchases were made under this authorization.
(12)	The share purchase authorization in place for the month ended February 28, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of February 28, 2016, the remaining authorized shares to be purchased were 448,835.
(13)	The share purchase authorization in place for the month ended March 31, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of March 31, 2016, the remaining authorized shares to be purchased were 383,698.

The timing and expiration date of the share repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended March 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of March 31, 2016 and 2015 presented below was derived from our audited consolidated financial statements, which are included elsewhere herein. The selected financial data as of and for the years ended March 31, 2013 and 2012 have been derived from our audited consolidated financial statements, which are not included in this report.

	For the years ended March 31,
Statement of Operations Data:	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Net sales	$1,204,199	$1,143,282	$1,057,536	$983,112	$825,581
Cost of sales	942,142	898,735	840,623	778,339	654,066
Gross profit	262,057	244,547	216,913	204,773	171,515
Operating expense	186,306	173,837	156,815	146,028	131,941
Operating income	75,751	70,710	60,098	58,745	39,574
Other income	-	7,603	-	-	-
Earnings before provision for income taxes	75,751	78,313	60,098	58,745	39,574

Provision for income taxes	31,004	32,473	24,825	23,915	16,207
Net earnings	$44,747	$45,840	$35,273	$34,830	$23,367

Net earnings per common share - basic	$6.17	$6.26	$4.41	$4.37	$2.82

Net earnings per common share - diluted	$6.09	$6.19	$4.37	$4.32	$2.79

Dividend per common share	$-	$-	$-	$2.50	$-

	As of March 31,
Balance Sheet Data:	2016	2015	2014	2013	2012
	(in thousands)

Cash and cash equivalents	$94,766	$76,175	$80,179	$52,720	$33,778
Accounts receivable—net	$276,399	$249,803	$243,216	$192,254	$174,599
Total financing receivables and operating leases—net	$132,354	$143,900	$143,739	$122,603	$140,311
Total assets	$616,680	$568,275	$550,103	$437,872	$433,688

Total non-recourse and recourse notes payable	$47,422	$56,564	$68,888	$41,739	$28,055
Total liabilities	$297,802	$289,013	$283,720	$199,640	$214,061
Total stockholders' equity	$318,878	$279,262	$266,383	$238,232	$219,627

Other Financial Data:

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include gross margin, gross margin on product and services, operating income margin, net earnings, net earnings per common share, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted gross billings of product and services, and non-GAAP net earnings per share. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with GAAP and presented in our consolidated financial statements as well as non-GAAP performance measurement tools.

A summary of these key indicators which are not included in our consolidated financial statements is presented as follows, (dollars in thousands):

	For the years ended March 31,
	2016	2015	2014	2013	2012

Gross margin	21.8%	21.4%	20.5%	20.8%	20.8%
Gross margin, product and services	19.9%	19.4%	18.3%	18.0%	17.9%
Operating income margin	6.3%	6.2%	5.7%	6.0%	4.8%

Adjusted gross billings of product and services (1)	$1,556,463	$1,435,039	$1,276,133	$1,163,577	$978,180

Non-GAAP: Net earnings (2)	$46,480	$42,529	$35,925	$35,423	$23,568
Non-GAAP: Net earnings per common share - diluted (2)	$6.33	5.75	4.45	4.40	2.82

Adjusted EBITDA (3)	$81,299	$75,043	$62,890	$61,134	$41,239
Adjusted EBITDA margin (3)	6.8%	6.6%	5.9%	6.2%	5.0%

Purchases of property and equipment used internally	$2,442	$3,610	$4,238	$1,436	$1,594
Purchases of equipment under operating leases	12,026	8,163	5,714	14,148	6,061
Total capital expenditures	$14,468	$11,773	$9,952	$15,584	$7,655

(1)	We define Adjusted gross billings of product and services as our sales of product and services calculated in accordance with GAAP, adjusted to exclude the costs incurred related to sales of third party software assurance, subscription licenses, maintenance and services. We have provided below a reconciliation of Adjusted gross billings of product and services to Sales of product and services, which is the most directly comparable to this non-GAAP financial measure. In prior reports, Adjusted gross billings of product and services were referred to as non-GAAP gross sales of products and services.

We use Adjusted gross billings of product and services as a supplemental measure of our performance to gain insight into the volume of business generated by our technology segment, and to analyze the changes to our accounts receivable and accounts payable. Our use of Adjusted gross billings of product and services as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted gross billings of product and services or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	For the years ended March 31,
	2016	2015	2014	2013	2012
Sales of products and services	$1,163,337	$1,100,884	$1,013,374	$936,228	$784,951
Costs incurred related to sales of third party services	393,126	334,155	262,759	227,349	193,229
Adjusted gross billings of product and services	$1,556,463	$1,435,039	$1,276,133	$1,163,577	$978,180

(2)	Non-GAAP net earnings per common share are based on net earnings calculated in accordance with GAAP, adjusted to exclude other income and acquisition related amortization expense, net of taxes. We use Non-GAAP net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income and acquisition related amortization expense in calculating Non-GAAP net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods. Accordingly, we believe that non-GAAP net earnings per common share provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Non-GAAP net earnings per common share as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Non-GAAP net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	For the years ended March 31,
	2016	2015	2014	2013	2012
GAAP: Earnings before provision for income taxes	$75,751	$78,313	$60,098	$58,745	$39,574
Plus: Acquisition related amortization expense	2,917	1,888	1,110	1,000	340
Less: Other income	-	(7,603)	-	-	-
Non-GAAP: Earnings before provision for income taxes	78,668	72,598	61,208	59,745	39,914

Non-GAAP: Provision for income taxes	32,188	30,069	25,283	24,322	16,346
Non-GAAP: Net Earnings	$46,480	$42,529	$35,925	$35,423	$23,568

GAAP: Net earnings per common share - diluted	$6.09	$6.19	$4.37	$4.32	$2.79
Non-GAAP: Net earnings per common share - diluted	$6.33	$5.75	$4.45	$4.40	$2.82

(3)	We define Adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the following:
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

	For the years ended March 31,
	2016	2015	2014	2013	2012
Net earnings	$44,747	$45,840	$35,273	$34,830	$23,367
Provision for income taxes	31,004	32,473	24,825	23,915	16,207
Depreciation and amortization	5,548	4,333	2,792	2,389	1,665
Less: Other income	-	(7,603)	-	-	-
Adjusted EBITDA	$81,299	$75,043	$62,890	$61,134	$41,239

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We continue to strengthen our relationships with vendors focused on emerging technologies, which have enabled us to provide our customers with new and evolving IT solutions. We are an authorized reseller from over 1,000 vendors, but primarily from approximately 100 vendors, including Check Point, Cisco Systems, Dell, EMC, FireEye, F5 Networks, Hewlett-Packard, Juniper, McAfee, NetApp, Nimble, Oracle, Palo Alto Networks, Pure Storage, VMware, and among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

Financial Summary

During the year ended March 31, 2016, net sales increased 5.3% to $1.2 billion, or an increase of $60.9 million over the prior fiscal year. We had a 8.5% increase in Adjusted gross billings of products and services of $1.56 billion for the year ended March 31, 2016, compared to $1.44 billion last fiscal year. This increase in demand was offset by a shift in product mix, as a higher proportion of our sales consisted of third party software assurance, subscription licenses, maintenance and services, which are presented on a net basis. We believe that our growth outpaced the overall industry due to gains in market share through capturing additional customer spend, and focusing on faster growing segments within the market, such as virtualization, collaboration, and security. In addition, we added new customers as a result of our own organic sales and marketing efforts as well as through increased vendor referrals, and through acquisitions.

Consolidated gross margins were 21.8% for the year ended March 31, 2016, compared to 21.4% for the year ended March 31, 2015. The increase in gross margins was due to shifts in our product mix resulting from our continued focus on value added services for our customers, including the increase in sales of our advanced professional and managed services, and sales of third party maintenance agreements on core elements of our customers’ IT environment.

Operating income increased $5.0 million, or 7.1%, to $75.8 million and operating margin increased by 10 basis points to 6.3%, as compared to the year ended March 31, 2015. Net earnings for the year ended March 31, 2016 decreased 2.4% to $44.7 million, as compared to the year ended March 31, 2015. Net earnings for the year ended March 31, 2015 included other non-operating income of $7.6 million, primarily due to a $6.2 million payment received from a class action suit which alleged that a group of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers.

Adjusted EBITDA increased $6.3 million, or 8.3%, to $81.3 million and Adjusted EBITDA margin increased 20 basis points to 6.8% for the year ended March 31, 2016, as compared to the prior period.

Diluted earnings per share decreased $0.10 or 1.6% to $6.09 per share for the year ended March 31, 2016, as compared to $6.19 per share for the year ended March 31, 2015. Non-GAAP diluted earnings per share increased 10.0% to $6.33 from $5.75 in the prior year.

Cash and cash equivalents increased $18.6 million, or 24.4%, to $94.8 million at March 31, 2016 compared to March 31, 2015. The increase in our cash and cash equivalents was due to funds generated from operations, partially offset by $16.6 million used to acquired certain assets and assumed certain liabilities of IGX Acquisition Global, LLC (“IGX Acquisition”), and IGX Support, LLC, including IGX Acquisition’s wholly-owned subsidiary, IGXGlobal UK Limited (collectively, “IGX”). Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

Financing Segment

Our financing segment offers financing solutions to corporations, governmental entities, and educational institutions nationwide and also in Canada, Iceland, and beginning in April, 2016, the United Kingdom. The financing segment derives revenue from leasing IT and medical equipment and the disposition of that equipment at the end of the lease. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services.

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

Fluctuations in Operating Results

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

We provide ePlus advanced professional services under both time and materials and fixed price contracts. Under time and materials contracts, we recognize revenue at agreed-upon billing rates at the time services are performed. Under certain fixed price contracts, we recognize revenue based on the proportion of the services delivered to date as a percentage of the total services to deliver over the contract term. Using this method requires a determination of the appropriate input or output method to measure progress. When using an input method such as costs, we must estimate the inputs required over the entire term. Under other fixed price contracts, we recognize revenue upon completion. Revenues from other ePlus services, such as maintenance, managed services and hosting services are recognized on a straight-line basis over the term of the arrangement.

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

We account for the transfer of financial assets as sales or secured borrowings in accordance with Transfers and Servicing in the Codification. For transfers that qualify for sale treatment, we recognize a net gain on the later of the effective date of the transfer or the date that the transfer meets all the criteria for a sale.

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

During the quarter ended December 31, 2015, we performed a qualitative assessment for goodwill and concluded that the fair value of our reporting units, more likely than not, significantly exceed their respective carrying amounts as of October 1, 2015. During the quarter ended December 31, 2014, we elected to bypass the qualitative assessment of goodwill and estimate the fair values of the reporting units. The fair value of our reporting units substantially exceeded their respective carrying values, and our conclusions regarding the recoverability of goodwill would not be impacted by a ten percent change in their fair values.

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

The reserve for credit losses as of March 31, 2016 and March 31, 2015 included a specific reserve of $3.2 million due to one specific customer, which filed for bankruptcy in May 2012.

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

BUSINESS COMBINATIONS. We account for business combinations using the acquisition method, which requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. Our determination of the purchase price for the acquired business may include an estimate of the fair value of contingent consideration. The allocation process requires an analysis of intangible assets, customer relationships, trade names, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value.

Any excess of consideration transferred over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed is recorded as goodwill. The results of operations for an acquired company are included in our financial statements from the date of acquisition. See Note 14, “Business Combinations” of this Form 10-K for additional information on current acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

The information set forth in Note 2, “Recent Accounting Pronouncements” to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

RESULTS OF OPERATIONS

The Year Ended March 31, 2016 Compared to the Year Ended March 31, 2015

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2016 and 2015 were as follows (in thousands):

	Year Ended March 31,
	2016	2015	Change
Sales of product and services	$1,163,337	$1,100,884	$62,453	5.7%
Fee and other income	5,728	7,565	(1,837)	(24.3%)
Net sales	1,169,065	1,108,449	60,616	5.5%
Cost of sales, product and services	931,782	887,673	44,109	5.0%
Gross profit	237,283	220,776	16,507	7.5%

Professional and other fees	5,505	5,340	165	3.1%
Salaries and benefits	140,086	128,945	11,141	8.6%
General and administrative	22,401	21,127	1,274	6.0%
Depreciation and amortization	5,532	4,310	1,222	28.4%
Interest and financing costs	70	96	(26)	(27.1%)
Operating expenses	173,594	159,818	13,776	8.6%

Operating income	$63,689	$60,958	$2,731	4.5%

Adjusted EBITDA	$69,221	$65,268	$3,953	6.1%

Net sales: Net sales for the year ended March 31, 2016 increased by $60.6 million or 5.5% to $1,169.1 million due to an increase in demand for products and services from our large and middle-market customers. Sales of product and services increased 5.7% due to an 8.5% increase in Adjusted gross billings of product and services to $1.56 billion from $1.44 billion last year, which was offset by a shift in product mix, as a higher proportion of our sales consisted of third party software assurance, maintenance and services, which are presented on a net basis.

We realized year over year growth for sales of product and services for two quarters during the year ended March 31, 2016, and small declines for the remaining two quarters. We experienced a large sequential increase in the quarterly sales of product and services during the second the quarter for the year ended March 31, 2016, followed by a decrease during the third quarter of the fiscal year, and a small increase in fourth quarter sales of product and services. Fourth quarter sales of product and services was 13.3% higher than prior year primarily due to increased customer demand from our technology, financial services, and health care customers as compared to prior year.

The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
March 31, 2016	1.3%	13.3%
December 31, 2015	(11.2%)	(2.6%)
September 30, 2015	24.9%	13.1%
June 30,2015	0.9%	(0.6%)
March 31, 2015	(13.0%)	3.2%

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2016, we had open orders of $109.4 million and deferred revenue of $19.5 million. As of March 31, 2015, we had open orders of $74.9 million and deferred revenues of $37.0 million. The decrease of $17.5 million in deferred revenues as of March 31, 2016 as compared to the prior year is due to purchases of equipment that had been invoiced to our customers but had not yet been delivered as of March 31, 2015.

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of sales of product and services by industry and vendor are summarized below:

	FY16	FY15	Change
Revenue by customer end market:
Technology	23%	19%	4%
Telecom, Media & Entertainment	14%	18%	(4%)
Financial Services	12%	10%	2%
SLED	22%	22%	-
Health Care	10%	10%	-
Other	19%	21%	(2%)
Total	100%	100%

Revenue by vendor:
Cisco Systems	49%	49%	-
Hewlett Packard	7%	8%	(1%)
NetApp	5%	7%	(2%)
Sub-total	61%	64%	(3%)
Other	39%	36%	3%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year as approximately 80% of our revenues were generated from customers within the five end markets identified above. In fiscal year 2016 we had an increase in revenues from customers in the technology and financial services industries, offset by decreases in the telecommunications, media and entertainment industry. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers. No customer accounted for more than 10% of our revenues in fiscal year 2016 or 2015.

The majority of our revenues by vendor are derived from Cisco Systems, Hewlett Packard and NetApp, which in total, declined to 61% of our in fiscal year 2016 from 64% last year. This decrease is due to competition and developments in the IT industry. None of the vendors included within the “other” category exceeded 3% of total revenues

Cost of sales, product and services: The 5.0% increase in cost of sales, product and services was due to the increase in sales of product and services, combined with an improvement in gross margins. Our gross margin on the sale of product and services increased 50 basis points to 19.9% for the year ended March 31, 2016, from 19.4% in the prior year due to an increase in sales of third-party software assurance, maintenance, and services, for which the revenues are presented on a net basis, as well as increases in revenues from our professional and managed service. The change in product mix added 30 basis points to the gross margin and increases in professional and managed services revenues improved gross margin by 50 basis points. This was partially offset by a 30 basis point decrease in vendor incentives earned as a percentage of sales of product and services for the year ended March 31, 2016 compared to the prior year.

There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Operating expenses: Total operating expenses of $173.6 million for the year ended March 31, 2016 increased by $13.8 million or 8.6% from the prior year. Professional and other fees increased $0.2 million, or 3.1%, to $5.5 million, compared to $5.3 million during the prior year due in part to outside services related to the IGX acquisition.

Salaries and benefits increased $11.1 million or 8.6% to $140.1 million, compared to $128.9 million during the prior year. Approximately 21% of this increase was due to higher variable compensation due to the increase in gross profit, and the remaining increase was due to an increase in the number of employees. Our technology segment had 1,020 employees as of March 31, 2016, an increase of 84, or 9.0%, from 936 at March 31, 2015, of which 83 of the positions added in the past year relate to sales, marketing, and professional services personnel.

General and administrative expenses increased $1.3 million, or 6.0%, to $22.4 million during the fiscal year ended March 31, 2016 compared to $21.1 million the prior year. The additional costs are substantially due to our expanding geographical presence. We also incurred additional expenses due to increases in personnel, including communications, and travel and entertainment expenses.

Depreciation and amortization expense: Depreciation and amortization expense increased $1.2 million, or 28.4%, to $5.5 million during the fiscal year ended March 31, 2016 compared to $4.3 million in the prior year. The increase in depreciation and amortization expense is related to the acquisition of IGX in December, 2015 and Evolve in August, 2014.

Segment earnings: As a result of the foregoing, operating income increased $2.7 million, or 4.5%, to $63.7 million for the year ended March 31, 2016 and Adjusted EBITDA increased 6.1% to $69.2 million for the year ended March 31, 2016.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2016 and 2015 were as follows (in thousands):

	Year Ended March 31,
	2016	2015	Change
Financing revenue	$35,091	$34,728	$363	1.0%
Fee and other income	43	105	(62)	(59.0%)
Net sales	35,134	34,833	301	0.9%
Direct lease costs	10,360	11,062	(702)	(6.3%)
Gross profit	24,774	23,771	1,003	4.2%

Professional and other fees	1,041	1,168	(127)	(10.9%)
Salaries and benefits	9,218	9,141	77	0.8%
General and administrative	729	1,404	(675)	(48.1%)
Depreciation and amortization	16	23	(7)	(30.4%)
Interest and financing costs	1,708	2,283	(575)	(25.2%)
Operating expenses	12,712	14,019	(1,307)	(9.3%)

Operating income	$12,062	$9,752	$2,310	23.7%

Adjusted EBITDA	$12,078	$9,775	$2,303	23.6%

Net sales: Net sales increased by $0.3 million, or 0.9%, to $35.1 million for the year ended March 31, 2016 due to an increase in financing revenue partially offset by slightly lower fees and other income. The increase in financing revenues was due to both higher post-contract earnings, and higher transactional gains, which were mostly offset by lower portfolio earnings. Post-contract earnings increased by $1.6 million to $11.9 million due mainly to higher renewal rentals over the prior year. Transactional gains increased $1.2 million for the year ended March 31, 2016 from $5.9 million in the prior year due to gains on an increased volume of sales of financing receivables. Total proceeds from sales of financing receivables were $223.3 million and $181.3 million for the years ended March 31, 2016 and 2015, respectively. Portfolio earnings decreased $1.9 million to $15.8 million for the year ended March 31, 2016 compared to the prior year, mainly due to a decrease in operating lease revenues.

Our total financing receivables and operating leases decreased as of March 31, 2016 to $132.4 million from $143.9 million in the prior year, which was mostly due to a reduction in our holdings of notes receivables that decreased $13.4 million to $43.4 million.

Direct lease costs: Direct lease costs decreased 6.3% or $0.7 million for the year ended March 31, 2016 as compared to the prior year, due to a decrease in depreciation expense related to a lower volume of operating lease revenues. Gross profit increased $1.0 million or 4.2% due to higher post contract earnings and higher transactional gains, partially offset by lower portfolio earnings compared to the prior year.

Operating expenses: For the year ended March 31, 2016, operating expenses decreased $1.3 million or 9.3%, primarily due to both lower interest and financing costs and higher reserves for credit losses in the prior year stemming from an increase in our portfolio balance. Professional and other fees decreased by $0.1 million or 10.9% to $1.0 million due to lower outside services fees. Salaries and benefits increased by $0.1 million, or 0.9%, to $9.2 million due to an increase in personnel in the second half of the fiscal year. Our financing segment employed 54 people as of March 31, 2016 compared to 50 employees as of March 31, 2015. General and administrative expenses decreased $0.7 million primarily due to lower reserves for credit losses and cost control.

Interest and financing costs: Costs decreased $0.6 million or 25.2% to $1.7 million during the year ended March 31, 2016, as compared to $2.3 million during the prior year. Our total notes payable decreased as of March 31, 2016, and our average balance of notes payable outstanding during the year was lower than during the year ended March 31, 2015. Our weighted average interest rate for our notes payable was 3.13% as of March 31, 2016 compared to 3.23% for March 31, 2015.

Segment earnings: As a result of the foregoing, operating income increased $2.3 million, or 23.7%, to $12.1 million for the year ended March 31, 2016 and Adjusted EBITDA increased 23.6% to $12.1 million for the year ended March 31, 2016.

Consolidated

Other income: We reported no other income for the year ended March 31, 2016 compared to $7.6 million in the prior year. On October 31, 2014, we received payment in the amount of $6.2 million related to our claim in a class action suit which alleged that a group of companies conspired to fix, raise, maintain or stabilize prices of certain flat panels used in many flat screen televisions, monitors and notebook computers.

In April 2014, we entered into an arrangement to repurchase the rights, title, and interest to payments due under a financing arrangement. This financing arrangement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million.

Income taxes: Our effective income tax rates for the years ended March 31, 2016 and 2015 were 40.9% and 41.5%, respectively. The decrease in effective income tax rate is primarily due to changes in state apportionment factors.

Net earnings: Net earnings were $44.7 million for the year ended March 31, 2016, a decrease of 2.4% or $1.1 million as compared to $45.8 million in the prior fiscal year, due to $7.6 million in other income in the prior year.

Basic and fully diluted earnings per common share were $6.17 and $6.09, respectively, for the year ended March 31, 2016. Basic and fully diluted earnings per common share were $6.26 and $6.19, respectively, for the year ended March 31, 2015.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2016 were 7.3 million. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2015 were 7.3 million and 7.4 million, respectively.

The Year Ended March 31, 2015 Compared to the Year ended March 31, 2014

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2015 and 2014 were as follows (in thousands):

	Year Ended March 31,
	2015	2014	Change
Sales of product and services	$1,100,884	$1,013,374	$87,510	8.6%
Fee and other income	7,565	8,037	(472)	(5.9%)
Net sales	1,108,449	1,021,411	87,038	8.5%
Cost of sales, product and services	887,673	827,875	59,798	7.2%
Gross profit	220,776	193,536	27,240	14.1%

Professional and other fees	5,340	7,557	(2,217)	(29.3%)
Salaries and benefits	128,945	113,481	15,464	13.6%
General and administrative	21,127	18,334	2,793	15.2%
Depreciation and amortization	4,310	2,769	1,541	55.7%
Interest and financing costs	96	84	12	14.3%
Operating expenses	159,818	142,225	17,593	12.4%

Operating income	$60,958	$51,311	$9,647	18.8%

Adjusted EBITDA	$65,268	$54,080	$11,188	20.7%

Net sales: Net sales for the year ended March 31, 2015 increased by $87.0 million to $1,108.4 million due to an increase in demand for products and services from our large and middle-market customers. Sales of product and services increased 8.6% due to a 12.5% increase in Adjusted gross billings of product and services to $1.44 billion from $1.28 billion last year, which was offset by a shift in product mix, as a higher proportion of our sales consisted of third party software assurance, maintenance and services, which are presented on a net basis. We had year over year growth in our quarterly sales of product and services for all quarters during the year ended March 31, 2015.

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

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2015, we had open orders of $74.9 million and deferred revenue of $37.0 million. As of March 31, 2014, we had open orders of $81.4 million and deferred revenues of $23.2 million. The increase of $13.8 million in deferred revenues as of March 31, 2015 over the prior year is due to purchases of equipment that have been invoiced to our customers but had yet to be delivered as of March 31, 2015.

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of sales of product and services by industry and vendor is summarized below:

	FY15	FY14	Change
Revenue by customer end market:
Technology	19%	21%	(2%)
Telecom, Media & Entertainment	18%	18%	-
Financial Services	10%	11%	(1%)
SLED	22%	20%	2%
Health Care	10%	11%	(1%)
Other	21%	19%	2%
Total	100%	100%

Revenue by vendor :
Cisco Systems	49%	48%	1%
Hewlett Packard	8%	10%	(2%)
NetApp	7%	8%	(1%)
Sub-total	64%	66%	(2%)
Other	36%	34%	2%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year as approximately 80% of our revenues were generated from customers within the five end markets identified above. In fiscal year 2015 we had an increase in revenues from customers in the SLED industry, offset by decreases in the technology industry. These changes were driven by changes in customer buying cycles and specific IT related initiatives; rather than the acquisition or loss of a customer or set of customers. No customer accounted for more than 10% of our revenues in fiscal year 2015 or 2014.

The majority of our revenues by vendor are derived from Cisco Systems, Hewlett Packard and NetApp, which in total, declined to 64% of our in fiscal year 2015 from 66% last year. This decrease is due to competition and developments in the IT industry. None of the vendors included within other exceeded 3% of total revenues.

Cost of sales, product and services: The 7.2% increase in cost of sales, product and services, was due to the increase in sales of product and services, combined with an increase in margins. Our gross margin on the sale of product and services increased to 19.4% for the year ended March 31, 2015, from 18.3% in the prior year due to an increase in sales of third-party software assurance, maintenance, and services, for which the revenues are presented on a net basis, as well as increases in revenues from our professional and managed service. There was a 0.1% increase in the percentage of vendor incentives earned as a percentage of sales of product and services for the year ended March 31, 2015 compared to the prior year.

There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Operating expenses: Total operating expenses of $159.8 million for the year ended March 31, 2015 increased by $17.6 million or 12.4% from the prior year. Professional and other fees decreased $2.2 million, or 29.3%, to $5.3 million, compared to $7.6 million during the prior year due to $1.9 million of fees incurred in the prior period related to a patent infringement litigation.

Salaries and benefits increased $15.5 million or 13.6% to $128.9 million, compared to $113.5 million during the prior year. Approximately 48% of this increase was due to higher variable compensation due to the increase in gross profit, and the remaining increase was due to an increase in the number of employees. Our technology segment had 936 employees as of March 31, 2015, an increase of 57, or 6.5%, from 879 at March 31, 2014, of which 88% of the positions added in the past year relate to sales, marketing, and professional services personnel.

General and administrative expenses increased $4.3 million, or 20.5%, to $25.4 million during the fiscal year ended March 31, 2015 compared to $21.1 million the prior year.

Depreciation and amortization expense:  The increase in depreciation and amortization expense is primarily due to $1.5 million of additional costs due related to the acquisition of Evolve in August, 2014, the acquisition of AdviStor in November, 2013 and our next generation data center that went live in February, 2014. We also incurred additional expenses due to increases in personnel, including communications, and travel and entertainment expenses.

Segment earnings: As a result of the foregoing, operating income increased $9.6 million, or 18.8%, to $61.0 million and Adjusted EBITDA increased $11.2 million or 20.7% to $65.3 million for the year ended March 31, 2015.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2015 and 2014 were as follows (in thousands):

	Year Ended March 31,
	2015	2014	Change
Financing revenue	$34,728	$35,896	$(1,168)	(3.3%)
Fee and other income	105	229	(124)	(54.1%)
Net sales	34,833	36,125	(1,292)	(3.6%)
Direct lease costs	11,062	12,748	(1,686)	(13.2%)
Gross profit	23,771	23,377	394	1.7%

Professional and other fees	1,168	1,484	(316)	(21.3%)
Salaries and benefits	9,141	9,670	(529)	(5.5%)
General and administrative	1,404	1,549	(145)	(9.4%)
Depreciation and amortization	23	23	-	0.0%
Interest and financing costs	2,283	1,864	419	22.5%
Operating expenses	14,019	14,590	(571)	(3.9%)

Operating income	$9,752	$8,787	$965	11.0%

Adjusted EBITDA	$9,775	$8,810	$965	11.0%

Net sales: Net sales decreased by $1.3 million, or 3.6%, to $34.8 million for the year ended March 31, 2015 due to a decrease in both financing revenue and fee and other income. The decrease in financing revenues was due to lower transactional gains, partially offset by higher post-contract earnings. Transactional gains decreased to $5.9 million for the year ended March 31, 2015 from $8.5 million in the prior year due to lower margins realized on sales of financing receivables. Total proceeds from sales of financing receivables were $181.3 million and $187.2 million for the years ended March 31, 2015 and 2014, respectively. Post-contract earnings increased to $10.3 million for the year ended March 31, 2015 from $8.8 million in the prior year, due to an increase in renewal rent.

Our total financing receivables and operating leases increased slightly as of March 31, 2015 to $143.9 million from $143.7 million in the prior year, which was due to originations during the year, offset by repayments and sales of financial assets.

Direct lease costs: Direct lease costs decreased 13.2% or $1.7 million for the year ended March 31, 2015 as compared to the prior year, due to a decrease in depreciation expense related to a lower volume of operating lease revenues. Gross profit increased $0.4 million due to a reduction in direct lease cost for the year ended March 31, 2015 of $1.7 million principally due to lower depreciation for assets under operating leases compared to the prior year. Lower revenue of $1.3 million mostly offset the decrease in direct lease costs for the year ended March 31, 2015.

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

Segment earnings: As a result of the foregoing, both operating income and Adjusted EBITDA increased $1.0 million, or 11.0%, to $9.8 million.

Consolidated

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). (f/k/a GE Commercial Distribution Finance LLC). ePlus Technology, inc’s agreement with WFCDF has an aggregate credit limit of $250 million. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at March 31, 2016 or March 31, 2015, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

Most customer payments in our technology segment are remitted to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our operating account on a daily basis. On the due dates of the floor plan component, we make cash payments to WFCDF. These payments from the accounts receivable component to the floor plan component and repayments from our cash are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows. We engage in this payment structure in order to minimize our interest expense and bank fees in connection with financing the operations of our technology segment.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$13,382	$13,847	$(8,223)
Net cash used in investing activities	(50,179)	(30,592)	(28,797)
Net cash provided by financing activities	55,176	12,820	64,459
Effect of exchange rate changes on cash	212	(79)	20

Net increase (decrease) in cash and cash equivalents	$18,591	$(4,004)	$27,459

Cash flows from operating activities. Cash provided by operating activities totaled $13.4 million in the year ended March 31, 2016. Net earnings adjusted for the impact of non-cash items was $54.3 million. Net changes in assets and liabilities resulted in a decrease to cash of $40.9 million, primarily due to cash used for financing receivables of $9.3 million, and additional working capital needs in our technology segment. The change in financing receivables included within cash flows from operations consists of assets financed by our financing segment that were purchased through our technology segment.

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

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of March 31,
	2016	2015	2014

Days sales outstanding (1)	56	60	53
Days inventory outstanding (2)	7	8	7
Days payable outstanding (3)	(45)	(45)	(41)
Cash conversion cycle	18	23	19

(1)	Represents the rolling three-month average of the balance of trade accounts receivable-trade, net for our Technology segment at the end of the period divided by Adjusted gross billings of product and services for the same three-month period.
(2)	Represents the rolling three-month average of the balance of inventory, net for our Technology segment at the end of the period divided by Cost of adjusted gross billings of product and services for the same three-month period.
(3)	Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our Technology segment at the end of the period divided by Cost of adjusted gross billings, product and services for the same three-month period.

Our standard payment term for customers is between 30-60 days; however, certain customers or orders may be approved for extended payment terms. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date.

Our cash conversion cycle decreased to 18 days at March 31, 2016, compared to 23 days at March 31, 2015, primarily driven by a decrease in DSO. Our DSO as of March 31, 2016 was impacted by an increase in Adjusted gross billings of product and services of 17.4% over the prior year’s fourth quarter, while the average accounts receivable trade balance only increased 9.4% for the same period. The remaining decrease in our DSO was due to timing of collections.

Our cash conversion cycle increased to 23 days at March 31, 2015, compared to 19 days at March 31, 2014, primarily driven by an increase in DSO, which was partially offset by an increase in DPO. Our DSO as of March 31, 2015 was negatively impacted by an increase in deferred revenues, which was due to certain equipment orders for which delivery had not occurred as of March 31, 2015. The remaining increase in our DSO was due to timing of collections. The increase in DPO was due to an increase in the average balance of invoices processed through our credit facility.

Cash flows related to investing activities. Cash used in investing activities was $50.2 million during the year ended March 31, 2016, primarily due to net issuances of financing receivables of $14.6 million, purchases of property, equipment, and operating lease equipment, and assets to be leased of $25.9 million and cash used in acquisitions, net of cash acquired of $16.6 million, partially offset by proceeds from sale of property, equipment, and operating lease equipment of $6.9 million. The net issuance of financing receivables included within cash flows from investing activities consists of assets financed by our financing segment that were purchased from third party vendors.

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

Cash flows from financing activities. Cash provided by financing activities was $55.2 million for the year ended March 31, 2016, driven by net borrowings of non-recourse and recourse notes payable of $44.6 million.

Cash provided by financing activities was $12.8 million for the year ended March 31, 2015, driven by net borrowings of non-recourse and recourse notes payable of $50.5 million. This cash provided by financing activities is partially offset by repurchases of common stock of $37.7 million.

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

At March 31, 2016, our non-recourse notes payable portfolio decreased 16.6% to $44.1 million, as compared to $52.9 million at March 31, 2015. Our recourse notes payable decreased 9.4% to $3.3 million as of March 31, 2016, compared to $3.7 million as of March 31, 2015.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of March 31, 2016, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2016. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by WFCDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date. We have delivered the annual audited financial statements for the year ended March 31, 2015, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2016	Balance as of March 31, 2016	Maximum Credit Limit at March 31,2015	Balance as of March 31, 2015
$250,000	$121,893	$225,000	$99,418

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from WFCDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at March 31, 2016 or March 31, 2015, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2016 and 2015, we were not involved in any unconsolidated special purpose entity transactions.

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

Contractual Obligations

The impact that our contractual obligations as of March 31, 2016 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	1 year	Years 2 & 3	Years 4 & 5	More than 5 years

Recourse & non-recourse notes payable (1)	$47,422	$28,330	$17,555	$1,537	$-
Interest payments on recourse and non-recourse notes payable	1,724	1,148	525	51	-
Operating lease obligations	10,808	4,207	5,268	1,333	-
Total	$59,954	$33,685	$23,348	$2,921	$-

(1)	Payments reflected principal amounts related to the recourse and non-recourse notes payable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of March 31, 2016, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

In December 2015, we purchased 100% of the stock of IGXGlobal UK, Ltd, a company formed and operated in the United Kingdom with a functional currency of British Pounds. In addition, the company also transacts in Euros and U. S. Dollars. There is a potential for exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. In addition, we have foreign currency exposure when transactions are not denominated in the subsidiary’s functional currency. To date, our United Kingdom operations are insignificant in relation to total consolidated operations and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

We have operations in Canada and Iceland. As such, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and in Icelandic krona. In our fiscal year beginning April 1, 2016, we began entering in financing transactions and non-recourse, fixed-interest-rate financing denominated in British Pounds in the United Kingdom. To date, our foreign operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

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

Based on the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2016 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2016.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2016, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-3.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our directors may be found under the caption “Proposals – Proposal 1 – Election of Directors” in our Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance, Related Person Transactions and Indemnification”, “Committees of the Board of Directors” and “Corporate Governance” is incorporated herein by reference.

The information under the heading “Executive Officers” in Item 1 of this report is incorporated in this section by reference.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and our Board. The Code of Conduct is available on our website at www.ePlus.com/ethics. We will disclose on our website any amendments to or waivers from any provision of the Code of Conduct that applies to any of the directors or executive officers.

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

The information in the Proxy Statement set forth under the caption “Proposals – Proposal 3 – Ratification of the appointment of Deloitte and Touche LLP as our independent auditors for our fiscal year ending March 31, 2017” is incorporated herein by reference.

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

Exhibits 10.2 through 10.16 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, filed on September 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008).

3.2	Amended and Restated Bylaws of ePlus inc. as amended February 17, 2016 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 19, 2016).

4	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.1
Form of Indemnification Agreement entered into by and between ePlus and its directors and officers (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 19, 2016).

10.2
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

10.6
Amendment No. 4 to Employment Agreement dated June 9, 2015, by and between ePlus inc. and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2015).

10.7
Amended and Restated Employment Agreement effective August 1, 2013, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 2, 2013).

10.8
Amendment No. 1 to Amended and Restated Employment Agreement effective June 9, 2015, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 15, 2015).

10.9
Amended and Restated Employment Agreement effective August 1, 2013, by and between ePlus inc. and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 2, 2013).

10.10
Amended and Restated Employment Agreement effective August 1, 2013, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015).

10.11
Amendment No. 1 to Amended and Restated Employment Agreement effective June 9, 2015, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 15, 2015).

10.12	2008 Non-Employee Director Long-Term Incentive Plan as amended (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, for the period ended December 31, 2012).

10.13	ePlus inc. Executive Incentive Plan effective April 1, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2011).

10.14	ePlus inc. 2012 Employee Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012).

10.15
Form of Award Agreement – Restricted Stock Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014).

10.16
Form of Award Agreement – Restricted Stock Unit Award Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014).

10.17
Limited Guaranty dated June 24, 2004 by and between GE Commercial Distribution Finance Corporation and ePlus inc. (Incorporated herein by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 17, 2005).

10.18
Collateralized Guaranty, dated March 30, 2004, by and between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on November 17, 2005).

10.19
Amendment to Collateralized Guaranty, dated November 14, 2005, by and between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on November 17, 2005).

10.20
Amended and Restated Business Financing Agreement, dated July 23, 2012, by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2012).

10.21
Amendment No. 1, dated July 31, 2014, to Amended and Restated Business Financing Agreement by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.22
Amendment No. 2, dated July 24, 2015, to Amended and Restated Business Financing Agreement by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2015).

10.23
Amendment No. 3, dated October 20, 2015, to Amended and Restated Business Financing Agreement by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and GE Commercial Distribution Finance Corporation (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.24
Amended and Restated Agreement for Wholesale Financing, dated July 23, 2012, by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 26, 2012).

10.25
Amendment No. 1, dated July 31, 2014, to Amended and Restated Agreement for Wholesale Financing by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.26
Amendment No. 2, dated July 24, 2015, to Amended and Restated Agreement for Wholesale Financing by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2015).

10.27
Amendment No. 3, dated October 20, 2015, to Amended and Restated Agreement for Wholesale Financing by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and GE Commercial Distribution Finance Corporation (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.28
Deed of Lease by and between ePlus inc. and Norton Building I, LLC dated as of December 23, 2004 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2004).

10.29
Amendment #1 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of July 1, 2007 (Incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014).

10.30
Amendment #2 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 18, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2009).

10.31
Amendment #3 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 22, 2010 (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010).

10.32
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
Date: May 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILLIP G. NORTON
By: Phillip G. Norton, Chairman of the Board,
President, Chief Executive Officer (Principal Executive Officer)
Date: May 25, 2016

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 25, 2016

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 25, 2016

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 25, 2016

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: May 25, 2016

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: May 25, 2016

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: May 25, 2016

/s/ IRA A. HUNT
By: Ira A. Hunt, Director
Date: May 25, 2016

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: May 25, 2016

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia

May 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended March 31, 2016 of the Company and our report dated May 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia

May 25, 2016

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2016	As of March 31, 2015
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$94,766	$76,175
Accounts receivable—trade, net	234,628	218,458
Accounts receivable—other, net	41,771	31,345
Inventories—net	33,343	19,835
Financing receivables—net, current	56,448	66,909
Deferred costs	6,371	20,499
Other current assets	10,649	7,413
Total current assets	477,976	440,634

Financing receivables and operating leases—net	75,906	76,991
Deferred tax assets—net	-	604
Property, equipment and other assets	8,644	9,248
Goodwill and other intangible assets—net	54,154	40,798
TOTAL ASSETS	$616,680	$568,275

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$76,780	$66,420
Accounts payable—floor plan	121,893	99,418
Salaries and commissions payable	14,981	14,860
Deferred revenue	18,344	34,363
Recourse notes payable—current	2,288	889
Non-recourse notes payable—current	26,042	28,560
Other current liabilities	13,118	13,575
Total current liabilities	273,446	258,085

Recourse notes payable—long term	1,054	2,801
Non-recourse notes payable—long term	18,038	24,314
Deferred tax liability—net	3,001	-
Other liabilities	2,263	3,813
TOTAL LIABILITIES	297,802	289,013

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,237 issued and 7,365 outstanding at March 31, 2016 and 13,114 issued and 7,389 outstanding at March 31, 2015	132	131
Additional paid-in capital	117,511	111,072
Treasury stock, at cost, 5,872 and 5,725 shares at March 31, 2016 and March 31, 2015, respectively	(129,518)	(118,179)
Retained earnings	331,224	286,477
Accumulated other comprehensive income—foreign currency translation adjustment	(471)	(239)
Total Stockholders' Equity	318,878	279,262
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$616,680	$568,275

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2016	2015	2014

	(amounts in thousands, except per share data)

Net sales	$1,204,199	$1,143,282	$1,057,536
Cost of sales	942,142	898,735	840,623
Gross profit	262,057	244,547	216,913

Professional and other fees	6,546	6,508	9,041
Salaries and benefits	149,304	138,086	123,151
General and administrative expenses	23,130	22,531	19,883
Depreciation and amortization	5,548	4,333	2,792
Interest and financing costs	1,778	2,379	1,948
Operating expenses	186,306	173,837	156,815

Operating income	75,751	70,710	60,098

Other income	-	7,603	-

Earnings before tax	75,751	78,313	60,098

Provision for income taxes	31,004	32,473	24,825

Net earnings	$44,747	$45,840	$35,273

Net earnings per common share—basic	$6.17	$6.26	$4.41
Net earnings per common share—diluted	$6.09	$6.19	$4.37

Weighted average common shares outstanding—basic	7,256	7,318	7,927
Weighted average common shares outstanding—diluted	7,344	7,393	7,999

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2016	2015	2014

NET EARNINGS	$44,747	$45,840	$35,273

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments (net of tax effect of $40, $10, $21, respectively)	(232)	(425)	(224)
Other comprehensive income (loss)	(232)	(425)	(224)

TOTAL COMPREHENSIVE INCOME	$44,515	$45,415	$35,049

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$44,747	$45,840	$35,273

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	15,980	15,575	14,755
Reserve for credit losses, inventory obsolescence and sales returns	(216)	125	853
Share-based compensation expense	5,711	4,585	3,968
Excess tax benefit from share-based compensation	(728)	(564)	(1,762)
Deferred taxes	3,515	(1,863)	(3,536)
Payments from lessees directly to lenders—operating leases	(4,646)	(7,685)	(7,539)
Gain on disposal of property, equipment and operating lease equipment	(3,104)	(3,112)	(2,473)
Gain on sale of financing receivables	(7,103)	(5,884)	(5,843)
Excess increase in cash value of life insurance	-	-	(103)
Gain on settlement	-	(1,434)	-
Other	185	(127)	109
Changes in:
Accounts receivable—trade	(8,564)	1,372	(36,751)
Accounts receivable—other	(2,498)	(2,407)	(2,621)
Inventories	(13,405)	3,161	(7,724)
Financing receivables—net	(9,310)	(19,560)	(30,792)
Deferred costs, other intangible assets and other assets	11,189	(10,060)	(1,179)
Accounts payable—trade	(738)	(16,810)	33,090
Salaries and commissions payable, deferred revenue and other liabilities	(17,633)	12,695	4,052
Net cash provided by (used in) operating activities	$13,382	$13,847	$(8,223)

Cash Flows From Investing Activities:
Maturities of short-term investments	$-	$-	$982
Maturities of supplemental benefit plan investments	-	2,544	-
Proceeds from sale of property, equipment and operating lease equipment	6,931	8,562	4,138
Purchases of property, equipment and operating lease equipment	(14,468)	(11,773)	(9,952)
Purchases of assets to be leased or financed	(11,403)	(143)	(5,445)
Issuance of financing receivables	(137,008)	(128,125)	(104,298)
Repayments of financing receivables	58,067	60,619	42,514
Proceeds from sale of financing receivables	64,351	45,828	46,249
Premiums paid on life insurance	-	(47)	(140)
Cash used in acquisitions, net of cash acquired	(16,649)	(8,057)	(2,845)
Net cash used in investing activities	$(50,179)	$(30,592)	$(28,797)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$44,807	$52,237	$51,547
Repayments of non-recourse and recourse notes payable	(257)	(1,688)	(2,252)
Repurchase of common stock	(11,339)	(37,685)	(13,188)
Dividends paid	(80)	(90)	(108)
Proceeds from issuance of capital stock through option exercise	-	-	560
Payments of contingent consideration	(1,158)	-	(1,027)
Excess tax benefit from share-based compensation	728	564	1,762
Net borrowings (repayments) on floor plan facility	22,475	(518)	27,165
Net cash provided by financing activities	55,176	12,820	64,459

Effect of exchange rate changes on cash	212	(79)	20

Net Increase (Decrease) in Cash and Cash Equivalents	18,591	(4,004)	27,459

Cash and Cash Equivalents, Beginning of Period	76,175	80,179	52,720

Cash and Cash Equivalents, End of Period	$94,766	$76,175	$80,179

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$84	$239	$105
Cash paid for income taxes	$29,789	$35,436	$25,517

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sales of operating lease equipment included in accounts receivable	$7,650	$443	$861
Purchase of property, equipment, and operating leases included in accounts payable	$(10,562)	$(432)	$(123)
Purchase of assets to be leased or financed included in accounts payable	$(9,827)	$(20,022)	$(1,140)
Issuance of financing receivables	$(101,718)	$(73,881)	$(98,616)
Repayment of financing receivables	$16,873	$-	$-
Proceeds from sale of financing receivables	$98,753	$73,881	$98,616
Borrowing of recourse and nonrecourse notes payable	$42,840	$-	$-
Repayments of non-recourse and recourse notes payable	$(29,059)	$(34,584)	$(22,146)
Vesting of share-based compensation	$7,799	$6,474	$7,838
Contingent consideration	$-	$(1,980)	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2013	8,150	$129	$99,641	$(67,306)	$205,358	$410	$238,232
Issuance of shares for option exercises	40	-	559	-	-	-	559
Excess tax benefit of share- based compensation	-	-	1,762	-	-	-	1,762
Issuance of restricted stock awards	87	1	-	-	-	-	1
Share-based compensation			3,962	-	6	-	3,968
Repurchase of common stock	(241)	-	-	(13,188)	-	-	(13,188)
Net earnings	-	-	-	-	35,273	-	35,273
Foreign currency translation adjustment	-	-	-	-	-	(224)	(224)
Balance, March 31, 2014	8,036	$130	$105,924	$(80,494)	$240,637	$186	$266,383

Excess tax benefit of share- based compensation	-	-	564	-	-	-	564
Issuance of restricted stock awards	88	1	-	-	-	-	1
Share-based compensation	-	-	4,584	-	-	-	4,584
Repurchase of common stock	(735)	-	-	(37,685)	-	-	(37,685)
Net earnings	-	-	-	-	45,840	-	45,840
Foreign currency translation adjustment	-	-	-	-	-	(425)	(425)
Balance, March 31, 2015	7,389	$131	$111,072	$(118,179)	$286,477	$(239)	$279,262

Excess tax benefit of share- based compensation	-	-	728	-	-	-	728
Issuance of restricted stock awards	123	1	-	-	-	-	1
Share-based compensation	-	-	5,711	-	-	-	5,711
Repurchase of common stock	(147)	-	-	(11,339)	-	-	(11,339)
Net earnings	-	-	-	-	44,747	-	44,747
Foreign currency translation adjustment	-	-	-	-	-	(232)	(232)
Balance, March 31, 2016	7,365	$132	$117,511	$(129,518)	$331,224	$(471)	$318,878

See Notes to Consolidated Financial Statements

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years ended March 31, 2016, 2015 and 2014

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as "we," "our," "us," "ourselves," or "ePlus." ePlus inc. is a holding company that through its subsidiaries provides information technology solutions which enable organizations to optimize their IT environment and supply chain processes.  We also provide consulting, professional and managed services and complete lifecycle management services including flexible financing solutions. We focus on middle market and large enterprises in North America and the United Kingdom.

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  The accounts of businesses acquired during fiscal year 2016, 2015 and 2014 are included in the consolidated financial statements from the dates of acquisition.

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

We provide ePlus advanced professional services under both time and materials and fixed price contracts. Under time and materials contracts, we recognize revenue at agreed-upon billing rates at the time services are performed. Under certain fixed price contracts, we recognize revenue based on the proportion of the services delivered to date as a percentage of the total services to deliver over the contract term. Under other fixed price contracts, we recognize revenue upon completion. Revenues from other ePlus services, such as maintenance, managed services and hosting services are recognized on a straight-line basis over the term of the arrangement.

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

Revenues on the sales of equipment at the end of a lease are recognized at the date of sale. The net gain or loss on sales of such equipment is presented within net sales in our consolidated statements of operations.

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

Revenue from Other Transactions

Other sources of revenue are derived from: (1) income from events that occur after the initial sale of a financial asset; (2) remarketing fees; (3) agent fees received from various vendors in the technology segment; and (4) interest and other miscellaneous income.

Reserves for Sales Returns

Sales are reported net of allowances for returns which are maintained at a level believed by management to be adequate to absorb potential returns of sales of product and services in accordance with Codification Topic Revenue, Subtopic Product. Management's determination of the adequacy of the reserve is based on an evaluation of historical sales returns, current economic conditions, volume and other relevant factors. These determinations require considerable judgment in assessing the ultimate potential for sales returns and include consideration of the type and volume of products and services sold.

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term U.S. treasury securities. There were no restrictions on the withdrawal of funds from our money market accounts as of March 31, 2016 and March 31, 2015.

FINANCING RECEIVABLES AND OPERATING LEASES — Financing receivables and operating leases consists of notes receivable, direct financing, sales-type leases and operating leases. The terms of lease and financing arrangements are typically between 3 to 7 years, with an average term of 42 to 48 months.

Notes receivables consist of software and services that we finance for our customers. Interest income is recognized using the effective interest method and reported within net sales in our consolidated statement of operations.

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

At the inception of an operating lease, equipment under operating leases is recorded at cost and depreciated on a straight-line basis over its useful life to the estimated residual value. The estimated useful lives for equipment under operating leases ranges based on the nature of the equipment. The estimated useful life for information technology equipment is 36 to 84 months, while that of medical equipment is between 48 and 60 months.

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

A substantial portion of our sales are from Cisco Systems, Hewlett-Packard companies, and NetApp products, which represented approximately 49%, 7% and 5%, respectively, of our technology segment net sales for the year ended March 31, 2016, as compared to 49%, 8%, and 7%, respectively, of our technology segment net sales for the year ended March 31, 2015, and 48%, 10%, and 8%, respectively, for the year ended March 31, 2014.

INVENTORIES — Inventories are stated at the lower of cost and net realizable value. Cost is determined using a weighted average cost method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories are shown net of allowance for obsolescence of $147 thousand and $161 thousand as of March 31, 2016 and 2015, respectively.

DEFERRED COSTS AND DEFERRED REVENUES — Deferred costs include internal and third party costs associated with deferred revenue arrangements. Deferred revenue relates to professional, managed and hosting services.

GOODWILL — Goodwill represents the premium paid over the fair value of net tangible and intangible assets we have acquired in business combinations. Goodwill is assigned to a reporting unit on the acquisition date.

Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. We review our goodwill for impairment annually in the third quarter of our fiscal year, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two step process to assess our goodwill for impairment. First, we compare the fair value of our reporting units with its carrying value. We estimate the fair value of the reporting unit using various valuation methodologies, including discounted expected future cash flows. The assumptions included in the these valuation methodologies include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We capitalize costs for the development of internal use software under the guidelines of Codification Topic Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. Software capitalized for internal use was $16 thousand and $77 thousand during the years ended March 31, 2016 and March 31, 2015, respectively, and is included in the accompanying consolidated balance sheets as a component of goodwill and other intangible assets. We had capitalized costs, net of amortization, of approximately $381 thousand and $675 thousand at March 31, 2016 and March 31, 2015, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with Codification Topic Software, Subtopic Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. No amounts were capitalized for the year ended March 31, 2016 and 2015. We had $414 thousand and $566 thousand of capitalized costs, net of amortization, at March 31, 2016 and March 31, 2015, respectively, which is included within goodwill and other intangible assets in the accompanying balance sheets.

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

VENDOR CONSIDERATION — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2016 and 2015 were $15.6 million and $13.9 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventory based on the applicable incentives from each vendor and is recorded in cost of sales, product and services, as the inventory is sold. If a rebate is probable and reasonably estimable, it is recognized based on a systematic and rational allocation of the cash consideration offered to the underlying transactions that result in our progress toward earning the rebate. If a rebate is not probable and reasonably estimable, it is recognized as the milestones are achieved.

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

FAIR VALUE MEASUREMENT — We follow the guidance in Codification Topic Fair Value Measurements which governs fair value accounting for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. When determining the fair value measurements for assets and liabilities, which are required to be disclosed at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risk inherent in valuation techniques, transfer restrictions and credit risk. Topic Fair Value Measurements and Disclosures establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement as follows:

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of March 31, 2016, we measure money market funds and contingent consideration at fair value on a recurring basis, which is based on quoted net asset values.

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities.

At March 31, 2016, the carrying amount of notes receivables, recourse and non-recourse payables were $43.4 million, $3.3 million and $44.1 million, respectively and the fair value of notes receivables, recourse and non-recourse payables were $42.4 million, $3.3 million and $43.9 million, respectively. At March 31, 2015, the carrying amount of notes receivables, recourse and non-recourse payables were $56.8 million, $3.7 million and $52.9 million, respectively and the fair value of notes receivables, recourse and non-recourse payables were $59.4 million, $3.6 million and $52.3 million.

FOREIGN CURRENCY TRANSLATION— The Company’s functional currency is the U.S. dollar. The functional currency of the Company’s international operating subsidiaries is generally the same as the corresponding local currency. Assets and liabilities of the international operating subsidiaries are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of the international operating subsidiaries are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as accumulated other comprehensive loss, which is reflected as a separate component of Stockholders’ equity.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. As permitted, we elected to early adopt this ASU using the retrospective approach, during the quarter ended December 31, 2015. As a result of adopting this ASU, we recast our March 31, 2015 balance sheet by decreasing deferred tax assets-current, property, equipment and other assets, and deferred tax liability by $3,643 thousand, $232 thousand, and $3,271 thousand, respectively, and creating a new line item for non-current deferred tax assets in the amount of $604 thousand. There is no impact to our consolidated statement of operations or statement of cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. This main provision in this ASU is that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. As permitted, we elected to early adopt this ASU during the quarter ended March 31, 2016. The adoption of this update did not have a material impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers(Topic 606), which will supersede all current U.S. GAAP on this topic. The FASB subsequently issued ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, in March 2016, April 2016 and May 2016, respectively, to amend the guidance in ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. Including the one-year deferral, these updates becomes effective for us in our quarter ending June 30, 2018, and early adoption is permitted for us in our quarter ending June 30, 2017. The ASU can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of this update on our financial statements and have not yet selected our planned transition approach.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will supersede the current U.S. GAAP on this topic. The core principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. This ASU requires adoption under the modified retrospective approach and becomes effective for us in our quarter ending June 30, 2019. Early adoption is permitted. We are currently evaluating the impact of this update on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for becomes effective for us in our quarter ending June 30, 2017. Early application is permitted. We are currently evaluating the impact of this update on our financial statements.

3. FINANCING RECEIVABLES AND OPERATING LEASES

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

March 31, 2016	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$44,442	$66,303	$110,745
Estimated unguaranteed residual value (1)	-	12,693	12,693
Initial direct costs, net of amortization (2)	312	475	787
Unearned income	-	(5,543)	(5,543)
Reserve for credit losses (3)	(3,381)	(685)	(4,066)
Total, net	$41,373	$73,243	$114,616
Reported as:
Current	$24,962	$31,486	$56,448
Long-term	16,411	41,757	58,168
Total, net	$41,373	$73,243	$114,616

(1)	Includes estimated unguaranteed residual values of $6,722 thousand for direct financing leases, which have been accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $612 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

March 31, 2015	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$59,943	$66,415	$126,358
Estimated unguaranteed residual value (1)	-	8,376	8,376
Initial direct costs, net of amortization (2)	429	495	924
Unearned income	-	(5,233)	(5,233)
Reserve for credit losses (3)	(3,573)	(881)	(4,454)
Total, net	$56,799	$69,172	$125,971
Reported as:
Current	$33,484	$33,425	$66,909
Long-term	23,315	35,747	59,062
Total, net	$56,799	$69,172	$125,971

(1)	Includes estimated unguaranteed residual values of $3,977 thousand for direct financing leases which have been accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $647 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

Future scheduled minimum lease payments for investments in direct financing and sales-type leases as of March 31, 2016 are as follows (in thousands):

Year ending March 31, 2017	$34,566
2018	19,247
2019	10,673
2020	1,582
2021 and thereafter	235
Total	$66,303

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	March 31, 2016	March 31, 2015
Cost of equipment under operating leases	$36,635	$36,283
Accumulated depreciation	(18,897)	(18,354)
Investment in operating lease equipment—net (1)	$17,738	$17,929

(1)	Amounts include estimated unguaranteed residual values of $3,417 thousand and $4,340 thousand as of March 31, 2016 and 2015, respectively.

Future scheduled minimum lease rental payments as of March 31, 2016 are as follows (in thousands):

Year ending March 31, 2017	$8,293
2018	5,935
2019	2,501
2020	1,025
2021 and thereafter	755
Total	$18,509

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2016 and 2015 we had financing receivables and operating leases of $50.0 million and $61.9 million, respectively that were collateral for non-recourse notes payable. See Note 7, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For the years ended March 31, 2016, 2015, and 2014, we recognized net gains of $7.4 million, $5.9 million, and $8.5 million, respectively, and total proceeds from these sales were $223.3 million, $181.3 million, and $187.2 million, respectively. For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. In a limited number of such sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease. Our maximum potential future payments related to such guarantees is $0.8 million. We believe the possibility of making any payments to be remote.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2016			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$50,824	$(8,673)	$42,151	$42,785	$(8,673)	$34,112
Customer relationships & other intangibles	20,401	(9,193)	11,208	12,005	(6,560)	5,445
Capitalized software development	2,709	(1,914)	795	2,693	(1,452)	1,241
Total	$73,934	$(19,780)	$54,154	$57,483	$(16,685)	$40,798

GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 7 years. Trade names and trademarks are amortized over an estimated useful life of 10 years. All of our goodwill as of March 31, 2016 and March 31, 2015 is related to our technology segment.

Goodwill increased by $8.0 million for the year ended March 31, 2016 due to the addition of $8.1 million from the acquisition of the businesses of IGX Acquisition Global, LLC, IGXGlobal UK Limited, and IGX Support, LLC (collectively, “IGX”) in December, 2015 and offset by $0.2 million in foreign currency translation. See Note 14, “Business Combinations,” for additional information.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the quarter ended December 31, 2015, we performed a qualitative assessment for goodwill in accordance with the provisions of Codification Topic Intangibles – Goodwill and Other, and concluded that the fair value of our reporting units, more likely than not, exceeded their respective carrying amounts as of October 1, 2015.

During the quarter ended December 31, 2014, we elected to bypass the qualitative assessment of goodwill and estimate the fair values of the reporting units. The fair value of our reporting units substantially exceeded their respective carrying values as of October 1, 2014, and our conclusions regarding the recoverability of goodwill would not be impacted by a ten percent change in their fair values.

OTHER INTANGIBLE ASSETS

Total amortization expense was $3.3 million, $2.4 million, and $1.5 million for the years ended March 31, 2016, 2015 and 2014, respectively. Amortization expense is estimated to be $4.4 million, $2.9 million, $2.2 million, $1.5 million, and $0.9 million for the years ended March 31, 2017, 2018, 2019, 2020, and 2021, respectively.

5. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the years ended March 31, 2016, 2015 and 2014 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2015	$1,169	$3,573	$881	$5,623
Provision for credit losses	126	(172)	(196)	(242)
Write-offs and other	(168)	(20)	-	(188)
Balance March 31, 2016	$1,127	$3,381	$685	$5,193

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2014	$1,364	$3,364	$1,024	$5,752
Provision for credit losses	28	209	(112)	125
Write-offs and other	(223)	-	(31)	(254)
Balance March 31, 2015	$1,169	$3,573	$881	$5,623

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2013	$1,147	$3,137	$845	$5,129
Provision for credit losses	344	227	179	750
Write-offs and other	(127)	-	-	(127)
Balance March 31, 2014	$1,364	$3,364	$1,024	$5,752

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	March 31, 2016		March 31, 2015
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$279	$562	$440	$740
Ending balance: individually evaluated for impairment	3,102	123	3,133	141
Ending balance	$3,381	$685	$3,573	$881

Minimum payments:
Ending balance: collectively evaluated for impairment	$41,340	$66,161	$56,525	$66,255
Ending balance: individually evaluated for impairment	3,102	142	3,418	160
Ending balance	$44,442	$66,303	$59,943	$66,415

The net credit exposure for the balance evaluated individually for impairment as of March 31, 2016 was $3.2 million, which is related to a customer in bankruptcy. The note and lease receivables associated with this customer are on non-accrual status.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of March 31, 2016 and 2015 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

March 31, 2016

High CQR	$575	$52	$94	$721	$984	$46,157	$47,862	$(2,705)	$(22,914)	$22,243
Average CQR	15	17	78	110	159	18,030	18,299	(1,387)	(8,714)	8,198
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$590	$69	$314	$973	$1,143	$64,187	$66,303	$(4,111)	$(31,628)	$30,564

March 31, 2015

High CQR	$70	$185	$133	$388	$430	$41,213	$42,031	$(2,340)	$(16,561)	$23,130
Average CQR	15	68	19	102	75	24,047	24,224	(1,742)	(9,397)	13,085
Low CQR	-	-	-	-	-	160	160	(19)	-	141
Total	$85	$253	$152	$490	$505	$65,420	$66,415	$(4,101)	$(25,958)	$36,356

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as March 31, 2016 and 2015 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

March 31, 2016

High CQR	$399	$305	$2,168	$2,872	$301	$24,092	$27,265	$(11,644)	$15,621
Average CQR	-	-	-	-	202	13,873	14,075	(9,942)	4,133
Low CQR	-	-	3,102	3,102	-	-	3,102	-	3,102
Total	$399	$305	$5,270	$5,974	$503	$37,965	$44,442	$(21,586)	$22,856

March 31, 2015

High CQR	$338	$260	$161	$759	$2,455	$35,996	$39,210	$(18,255)	$20,955
Average CQR	57	-	-	57	376	16,882	17,315	(11,665)	5,650
Low CQR	-	-	656	656	-	2,762	3,418	-	3,418
Total	$395	$260	$817	$1,472	$2,831	$55,640	$59,943	$(29,920)	$30,023

We estimate losses on our net credit exposure to be between 0% - 5% for customers with high CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

6. PROPERTY, EQUIPMENT, AND OTHER ASSETS AND LIABILITIES

PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31, 2016	March 31, 2015
Furniture, fixtures and equipment	$15,033	$13,781
Vehicles	370	370
Capitalized software	4,018	4,007
Leasehold improvements	3,978	3,497
Total assets	23,399	21,655

Accumulated depreciation and amortization	(17,133)	(15,528)
Property and equipment - net	$6,266	$6,127

For the years ended March 31, 2016, 2015 and 2014, depreciation expense on property and equipment was $2.3 million, $1.5 million, and $1.3 million, respectively.

OTHER ASSETS AND LIABILITIES

Our other assets and liabilities consist of the following (in thousands):

	March 31, 2016	March 31, 2015
Other current assets:
Deposits & funds held in escrow	$3,116	$4,281
Prepaid assets	6,683	2,652
Other	850	480
Total other current assets	$10,649	$7,413

Other assets:
Deferred costs	$1,831	$2,308
Property and equipment, net	6,266	6,127
Other	547	813
Total other assets - long term	$8,644	$9,248

	March 31, 2016	March 31, 2015
Other current liabilities:
Accrued expenses	$7,109	$5,302
Deferred compensation	-	222
Other	6,009	8,051
Total other current liabilities	$13,118	$13,575

Other liabilities:
Deferred revenue	$1,866	$2,923
Other	397	890
Total other liabilities - long term	$2,263	$3,813

7. NOTES PAYABLE AND CREDIT FACILITY

Recourse and non-recourse obligations consist of the following (in thousands):

	March 31, 2016	March 31, 2015

Recourse notes payable with interest rates ranging from 2.70% and 4.13% at March 31, 2016 and ranging from 2.24% and 4.13% at March 31, 2015.
Current	$2,288	$889
Long-term	1,054	2,801
Total recourse notes payable	$3,342	$3,690

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 1.70% to 8.50% at March 31, 2016 and ranging from 1.70% to 10.00% as of March 31, 2015.

Current	$26,042	$28,560
Long-term	18,038	24,314
Total non-recourse notes payable	$44,080	$52,874

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.13% and 3.23%, as of March 31, 2016 and March 31, 2015, respectively. The weighted average interest rate for our recourse notes payable was 3.24% and 3.19%, as of March 31, 2016 and March 31, 2015, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse against the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

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

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $121.9 million and $99.4 million as of March 31, 2016 and 2015, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2016 and 2015. As of March 31, 2016, the facility agreement had an aggregate limit of the two components of $250 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2016. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by WFCDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2015, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

Recourse and non-recourse notes payable as of March 31, 2016, mature as follows (in thousands):

	Recourse Notes Payable	Non-Recourse Notes Payable

Year ending March 31, 2017	$2,288	$26,042
2018	1,054	12,513
2019	-	3,988
2020	-	1,055
2021 and thereafter	-	482
	$3,342	$44,080

8. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Annual rent expense relating to these operating leases was $4.9 million, $4.7 million, and $3.8 million for the years ended March 31, 2016, 2015 and 2014, respectively. As of March 31, 2016, the future minimum lease payments are due as follows (in thousands):

Contractual Obligations

Year ending March 31, 2017	$4,207
2018	3,393
2019	1,875
2020	951
2021 and thereafter	382
Operating lease obligations (1)	$10,808

(1)	Excluding taxes, insurance and common area maintenance charges.

Legal Proceedings

On May 23, 2011, the United States District Court for the Eastern District of Virginia entered judgment in our favor, against Lawson Software, Inc. (“Lawson”), for $18.2 million, in a lawsuit we filed against Lawson alleging patent infringement. Subsequently, the United States Patent and Trademark Office canceled the patent, and the Federal Circuit Court of Appeals vacated the judgment. On February 29, 2016 the United States Supreme Court denied our petition for certiorari, in which we asked the court to hear our appeal. As a result, the lawsuit has concluded.

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we have been a plaintiff, or may be named as a defendant, in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

Contingencies Related to Third-Party Review

From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, customer and partner audits. We continually assess whether or not such claims have merit and warrant accrual. Where appropriate, we accrue estimates of anticipated liabilities in our consolidated financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows.

Employment Contracts and Severance Plans

We have employment contracts with, and plans covering certain members of management under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. In addition, vesting of non-vested restricted stock awards would accelerate following a change in control. If severance payments under the current employment agreements or plan payments were to become payable, the severance payments would generally range from twelve to twenty-six months of salary.

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Certain unvested shares of restricted stock awards (“RSAs”) contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. As of March 31, 2016, we had no unvested shares of RSAs that contained non-forfeitable rights to dividends. We no longer grant RSAs that contain non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2016, 2015, and 2014 (in thousands, except per share data).

	Year Ended March 31,
	2016	2015	2014
Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	7,256	7,318	7,927
Effect of dilutive shares	88	75	72
Weighted average shares common outstanding — diluted	7,344	7,393	7,999

Calculation of earnings per common share - basic:
Net earnings	$44,747	$45,840	$35,273
Net earnings attributable to participating securities	-	59	307
Net earnings attributable to common shareholders	$44,747	$45,781	$34,966

Earnings per common share - basic	$6.17	$6.26	$4.41

Calculation of earnings per common share - diluted:
Net earnings attributable to common shareholders— basic	$44,747	$45,781	$34,966
Add: undistributed earnings attributable to participating securities	-	1	3
Net earnings attributable to common shareholders— diluted	$44,747	$45,782	$34,969

Earnings per common share - diluted	$6.09	$6.19	$4.37

There were no unexercised stock options during the years ended March 31, 2016 and 2015. All unexercised stock options were included in the computations of diluted earnings per common share for the year ended March 31, 2014.

10. STOCKHOLDERS’ EQUITY

On August 13, 2015, our board of directors authorized the Company to repurchase up to 500,000 shares of our outstanding common stock over a 12-month period beginning on August 17, 2015 through August 16, 2016. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes. This new authorization replaced the company’s previous repurchase plan which expired on June 15, 2015.

During the year ended March 31, 2016, we repurchased 116,302 shares of our outstanding common stock at an average cost of $76.21 per share for a total purchase price of $8.9 million under the share repurchase plans. We also purchased 30,447 shares of common stock to satisfy tax withholding obligations to the vesting of employees’ restricted stock.

During the year ended March 31, 2015, we repurchased 700,113 shares of our outstanding common stock at an average cost of $50.93 per share for a total purchase price of $35.7 million under the share repurchase plan, and 35,158 were repurchased to satisfy tax withholding obligations due to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to March 31, 2016, we have repurchased approximately 5.7 million shares of our outstanding common stock at an average cost of $21.15 per share for a total purchase price of $120.5 million.

11. SHARE-BASED COMPENSATION

 Share-Based Plans

We have share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”). For the year ended March 31, 2016, awards were issued under the 2008 Director LTIP and the 2012 Employee LTIP. All the share-based plans defined fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

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

Stock Option Activity

During the years ended March 31, 2016 and 2015, there were no stock options granted to employees and we had no outstanding stock options.

Restricted Stock Activity

We estimate the forfeiture rate of the restricted stock to be zero. As of March 31, 2016, we have granted 122,951 shares under the 2008 Director LTIP and 274,254 restricted shares under the 2012 Employee LTIP.

A summary of the non-vested restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Non-vested April 1, 2015	176,514	$52.75
Granted	125,562	$81.78
Vested	(95,927)	$48.87
Forfeited	(2,321)	$64.06
Non-vested March 31, 2016	203,828	$72.33

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP and the 2012 Employee LTIP allow the Company, at the participant’s election, to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2016, the Company had withheld 30,447 shares of common stock at a value of $2.5 million, which was included in treasury stock. For the year ended March 31, 2015, the Company had withheld 35,158 shares of common stock at a value of $2.0 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, based on historical experience. There are no additional conditions for vesting other than service conditions. During the years ended March 31, 2016, 2015 and 2014 we recognized $5.7 million, $4.6 million and $4.0 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $10.0 million, which will be fully recognized over the next 51 months.

We also provide our employees with a contributory 401(k) profit sharing plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which, all employer contributions will be fully vested. For the years ended March 31, 2016, 2015 and 2014, our employer contributions for the plan were approximately $1.4 million, $1.4 million and $1.1 million, respectively.

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

As of March 31, 2015, we had $72 thousand of total gross unrecognized tax benefits recorded for uncertain income tax position in accordance with Income Taxes in the Codification. During the year ended March 31, 2016, we had no additions or reductions for uncertain income tax positions therefore our balance remains unchanged at $72 thousand.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended March 31,
	2016	2015

Beginning balance	$72	$149
Reductions to uncertain tax positions	-	(77)
Ending balance	$72	$72

At March 31, 2016, if the unrecognized tax benefits of $72 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $104 thousand. At March 31, 2015, if the unrecognized tax benefits of $72 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would have been $101 thousand.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2016 and 2015, we recognized $4 thousand of interest in both years related to uncertain tax positions, and did not recognize any additional penalties. We had $48 thousand and $43 thousand accrued for the payment of interest at March 31, 2016 and 2015, respectively.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2012, 2013 and 2014 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2016	2015	2014

Statutory federal income tax rate	35%	35%	35%
Income tax expense computed at the U.S. statutory federal rate	$26,513	$27,410	$21,040
State income tax expense—net of federal benefit	3,544	4,193	3,080
Non-deductible executive compensation	331	222	248
Other	616	648	457
Provision for income taxes	$31,004	$32,473	$24,825
Effective income tax rate	40.9%	41.5%	41.3%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Current:
Federal	$21,361	$27,665	$23,313
State	6,114	6,667	5,033
Foreign	13	3	15
Total current expense	27,488	34,335	28,361

Deferred:
Federal	3,727	(1,591)	(3,274)
State	(211)	(271)	(262)
Total deferred expense (benefit)	3,516	(1,862)	(3,536)

Provision for income taxes	$31,004	$32,473	$24,825

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2016	2015
Deferred Tax Assets:
Accrued vacation	$2,116	$1,955
Deferred compensation	-	89
Deferred revenue	1,046	369
Foreign net operating loss carryforward	461	-
Reserve for credit losses	1,929	2,066
Restricted stock	1,778	1,431
Other credits and carryforwards	1,275	1,235
Other accruals and reserves	1,556	687
Gross deferred tax assets	10,161	7,832
Less: valuation allowance	(1,270)	(1,223)
Net deferred tax assets	8,891	6,609

Deferred Tax Liabilities:
Basis difference in fixed assets	(1,170)	(1,238)
Basis difference in operating leases	(7,749)	(2,356)
Basis difference in tax deductible goodwill	(2,973)	(2,411)
Total deferred tax liabilities	(11,892)	(6,005)

Net deferred tax (liabilities) assets	$(3,001)	$604

The effective income tax rate for the year ended March 31, 2016 was 40.9%, compared to 41.5% of the previous fiscal year.

As of March 31, 2016, we have state capital loss carryforwards of approximately $1.3 million, which have been fully reserved. The valuation allowance resulted from management's determination, based on available evidence, that it was more likely than not that the state capital loss deferred tax asset balance may not be realized. If not realized, the state capital loss carryforwards will generally expire in 5 years.

As of March 31, 2016, we have a foreign net operating loss of approximately $0.5 million related to operations in the United Kingdom. No valuation allowance was recognized as a result of management's determination, based on available evidence, that it was more likely than not that the foreign net operating loss deferred tax asset balance will be realized. The foreign net operating loss is not set to expire.

13. FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. Accordingly, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following tables summarize the fair value hierarchy of our financial instruments as of March 31, 2016 and 2015 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Assets:

Money market funds	$39,509	$39,509	$-	$-

Liabilities:

Contingent consideration	$1,041	$-	$-	$1,041

March 31, 2015
Assets:

Money market funds	$25,004	$25,004	$-	$-

Liabilities:

Contingent consideration	$1,830	$-	$-	$1,830

For the year ended March 31, 2016, we recorded adjustments that increased the fair value of our liability for contingent consideration by $369 thousand. We recorded an adjustment to decrease by $150 thousand the fair value of the contingent consideration during the year ended March 31, 2015. These adjustments were presented within general and administrative expenses in our consolidated statement of operations. We estimated the fair value using a Monte Carlo simulation model.

During the year ended March 31, 2016 we paid $1.2 million to satisfy the current obligations of the contingent consideration arrangement.

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

The total purchase price, net of cash acquired, was $16.6 million paid in cash. The allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount

Accounts receivable—trade, net	$8,457
Property and equipment	81
Identified intangible assets	8,710
Accounts payable and other current liabilities	(8,641)
Deferred tax liability	(89)

Total identifiable net assets	8,518
Goodwill	8,131

Total purchase consideration	$16,649

The identified intangible assets consist of the following:

	Estimated Useful Lives (in years)	Acquisition Date Amount

Intangible assets—customer relationships	7	$7,680
Intangible assets—trade names	10	520
Intangible assets—backlog	1	510

Total identified intangible assets		$8,710

We assigned goodwill related to this transaction of $8.1 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce, an entry into the UK and European markets and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill that is expected to be deductible for tax purposes is $5.8 million. The impact to our revenues and net earnings from this acquisition is not material.

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

15. SEGMENT REPORTING

The Company’s segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the chief operating decision-maker for deciding how to allocate resources and for assessing performance. Our operations are conducted through two business segments. In our technology segment, our customers view technology purchases as integrated solutions, rather than discrete product and service categories and the majority of our sales are derived from integrated solutions involving our customers' data center, network, and collaboration infrastructure. Our financing segment offers financing solutions for IT and medical equipment, and related software, maintenance and services.
Our reportable segment information was as follows (in thousands):

	Year Ended March 31,
	2016			2015			2014
Statement of Operations	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$1,163,337	$-	$1,163,337	$1,100,884	$-	$1,100,884	$1,013,374	$-	$1,013,374
Financing revenue	-	35,091	35,091	-	34,728	34,728	-	35,896	35,896
Fee and other income	5,728	43	5,771	7,565	105	7,670	8,037	229	8,266
Net sales	1,169,065	35,134	1,204,199	1,108,449	34,833	1,143,282	1,021,411	36,125	1,057,536

Cost of sales, product and services	931,782	-	931,782	887,673	-	887,673	827,875	-	827,875
Direct lease costs	-	10,360	10,360	-	11,062	11,062	-	12,748	12,748
Cost of sales	931,782	10,360	942,142	887,673	11,062	898,735	827,875	12,748	840,623

Professional and other fees	5,505	1,041	6,546	5,340	1,168	6,508	7,557	1,484	9,041
Salaries and benefits	140,086	9,218	149,304	128,945	9,141	138,086	113,481	9,670	123,151
General and administrative expenses	22,401	729	23,130	21,127	1,404	22,531	18,334	1,549	19,883
Depreciation and amortization	5,532	16	5,548	4,310	23	4,333	2,769	23	2,792
Interest and financing costs	70	1,708	1,778	96	2,283	2,379	84	1,864	1,948
Operating expenses	173,594	12,712	186,306	159,818	14,019	173,837	142,225	14,590	156,815

Operating income	$63,689	$12,062	$75,751	$60,958	$9,752	$70,710	$51,311	$8,787	$60,098

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$5,641	$10,339	$15,980	$4,450	$11,125	$15,575	$2,838	$11,917	$14,755
Purchases of property, equipment and operating lease equipment	$2,442	$12,026	$14,468	$3,610	$8,306	$11,916	$4,238	$5,714	$9,952

Selected Financial Data - Balance Sheet
Total assets	$427,580	$189,100	$616,680	$368,971	$199,304	$568,275	$335,879	$217,966	$553,845

The geographic information for the years ended March 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014

Net sales:
U.S.	$1,186,904	$1,124,371	$1,042,446
Non U.S.	17,295	18,911	15,090
Total	$1,204,199	$1,143,282	$1,057,536

	As of March 31,
	2016	2015
Long-lived tangible assets:
U.S.	$22,632	$22,550
Non U.S.	1,427	1,608
Total	$24,059	$24,158

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

No single customer accounted for more than 10% of net sales for the years ended March 31, 2016, and 2015. For the year ended March 31, 2014, sales to a large telecommunications company were approximately 11% of net sales, all of which related to our technology segment.

16. QUARTERLY DATA —UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts):

	Year Ended March 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Net sales	$269,866	$336,286	$298,644	$299,403	$1,204,199
Cost of sales	210,736	264,365	234,584	232,457	942,142
Gross profit	59,130	71,921	64,060	66,946	262,057
Operating expenses	44,064	45,260	46,415	50,567	186,306
Operating income	15,066	26,661	17,645	16,379	75,751
Earnings before provision for income taxes	15,066	26,661	17,645	16,379	75,751
Provision for income taxes	6,252	10,982	7,348	6,422	31,004
Net earnings	$8,814	$15,679	$10,297	$9,957	$44,747

Net earnings per common share—Basic (1)	$1.22	$2.16	$1.41	$1.37	$6.17

Net earnings per common share—Diluted (1)	$1.21	$2.15	$1.40	$1.36	$6.09

	Year Ended March 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Net sales	$272,304	$297,472	$306,241	$267,265	$1,143,282
Cost of sales	215,865	233,548	240,803	208,519	898,735
Gross profit	56,439	63,924	65,438	58,746	244,547
Operating expenses	41,697	43,598	44,876	43,666	173,837
Operating income	14,742	20,326	20,562	15,080	70,710
Other income	1,434	-	6,169	-	7,603
Earnings before provision for income taxes	16,176	20,326	26,731	15,080	78,313
Provision for income taxes	6,699	8,374	11,230	6,170	32,473
Net earnings	$9,477	$11,952	$15,501	$8,910	$45,840

Net earnings per common share—Basic (1)	$1.26	$1.63	$2.14	$1.23	$6.26

Net earnings per common share—Diluted (1)	$1.25	$1.63	$2.13	$1.22	$6.19

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for Sales Returns: (1)
Year Ended March 31, 2014	543	1,079	(1,030)	592
Year Ended March 31, 2015	592	1,009	(988)	613
Year Ended March 31, 2016	613	1,500	(1,460)	653

Reserve for Credit Losses:
Year Ended March 31, 2014	5,129	750	(127)	5,752
Year Ended March 31, 2015	5,752	125	(254)	5,623
Year Ended March 31, 2016	5,623	(242)	(188)	5,193

Valuation for Deferred Taxes:
Year Ended March 31, 2014	1,505	(218)	-	1,287
Year Ended March 31, 2015	1,287	(64)	-	1,223
Year Ended March 31, 2016	1,223	47	-	1,270

(1)	These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $4.0 million, $3.8 million, and $3.6 million as of March 31, 2016, 2015, and 2014, respectively.

S-1