Form 10-Q
period 2016-06-30
EPLUS INC
filed 2016-08-03
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of July 29, 2016 was 7,093,603

ePlus inc. AND SUBSIDIARIES

Part I. Financial Information:

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•	national and international political instability fostering uncertainty and volatility in the global economy including exposure to fluctuation in foreign currency rates, and downward pressure on prices;
•	significant adverse changes in, reductions in, or loss of our largest customer or one or more of our large customers, or vendors;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	reduction of vendor incentives provided to us;
•	we offer a comprehensive set of solutions — integrating information technology (IT) product sales, third-party software assurance and maintenance, our advanced professional and managed services, our proprietary software, and financing, and may encounter some of the challenges, risks, difficulties and uncertainties frequently faced by companies offering a similar set of solutions, such as:
o	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
o	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled personnel and vendor certifications;
o	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
o	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	failure to comply with public sector contracts or applicable laws;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
•	our contracts may not be adequate to protect us and our professional and liability insurance policies coverage may be insufficient to cover a claim;
•	disruptions in our IT systems and data and audio communication networks;

•	our ability to secure our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
•	our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions or the effect of those changes on our common stock or its holders;
•	our ability to realize our investment in leased equipment;
•	our ability to successfully integrate acquired businesses;
•	the possibility of goodwill impairment charges in the future;
•	our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third party patents, and the costs associated with those actions, and, when appropriate, license required technology;
•	exposure to changes in, interpretations of, or enforcement trends in legislation; and
•	significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see Item 1A, “Risk Factors” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as other reports that we file with the Securities and Exchange Commission (“SEC”).

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2016	As of March 31, 2016
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$78,807	$94,766
Accounts receivable—trade, net	258,829	234,628
Accounts receivable—other, net	37,909	41,771
Inventories—net	46,376	33,343
Financing receivables—net, current	72,826	56,448
Deferred costs	4,267	6,371
Other current assets	7,605	10,649
Total current assets	506,619	477,976

Financing receivables and operating leases—net	70,285	75,906
Property, equipment and other assets	9,526	8,644
Goodwill and other intangible assets—net	52,669	54,154
TOTAL ASSETS	$639,099	$616,680

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$74,608	$76,780
Accounts payable—floor plan	144,509	121,893
Salaries and commissions payable	14,102	14,981
Deferred revenue	17,511	18,344
Recourse notes payable—current	2,299	2,288
Non-recourse notes payable—current	39,151	26,042
Other current liabilities	15,491	13,118
Total current liabilities	307,671	273,446

Recourse notes payable—long term	898	1,054
Non-recourse notes payable—long term	14,581	18,038
Deferred tax liability—net	2,993	3,001
Other liabilities	3,202	2,263
TOTAL LIABILITIES	329,345	297,802

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,296 issued and 7,167 outstanding at June 30, 2016 and 13,237 issued and 7,365 outstanding at March 31, 2016	133	132
Additional paid-in capital	118,969	117,511
Treasury stock, at cost, 6,129 and 5,872 shares at June 30, 2016 and March 31, 2016, respectively	(150,555)	(129,518)
Retained earnings	341,895	331,224
Accumulated other comprehensive income—foreign currency translation adjustment	(688)	(471)
Total Stockholders' Equity	309,754	318,878
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$639,099	$616,680

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2016	2015

	(in thousands, except per share data)

Net sales	$298,503	$269,866
Cost of sales	230,839	210,736
Gross profit	67,664	59,130

Professional and other fees	1,786	1,518
Salaries and benefits	39,798	35,214
General and administrative expenses	6,470	5,571
Depreciation and amortization	1,775	1,208
Interest and financing costs	349	553
Operating expenses	50,178	44,064

Earnings before tax	17,486	15,066

Provision for income taxes	6,815	6,252

Net earnings	$10,671	$8,814

Net earnings per common share—basic	$1.52	$1.22
Net earnings per common share—diluted	$1.50	$1.21

Weighted average common shares outstanding—basic	7,033	7,225
Weighted average common shares outstanding—diluted	7,108	7,301

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2016	2015
	(amounts in thousands)

NET EARNINGS	$10,671	$8,814

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments (net of tax effect of $40 and $11, respectively)	(217)	43
Other comprehensive income (loss)	(217)	43

TOTAL COMPREHENSIVE INCOME	$10,454	$8,857

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$10,671	$8,814

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,775	4,235
Reserve for credit losses, inventory obsolescence and sales returns	191	(391)
Share-based compensation expense	1,458	1,231
Payments from lessees directly to lenders—operating leases	(1,884)	(1,458)
Gain on disposal of property, equipment and operating lease equipment	(889)	(325)
Gain on sale of financing receivables	(1,455)	(1,490)
Other	109	47
Changes in:
Accounts receivable—trade	(24,283)	31,368
Accounts receivable—other	4,378	6,416
Inventories	(13,188)	(5,384)
Financing receivables—net	244	(65)
Deferred costs, other intangible assets and other assets	4,115	(3,027)
Accounts payable	3,827	(13,350)
Salaries and commissions payable, deferred revenue and other liabilities	1,212	(3,792)
Net cash (used in) provided by operating activities	$(12,719)	$21,756

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	$2,100	$1,843
Purchases of property, equipment and operating lease equipment	(890)	(6,924)
Purchases of assets to be leased or financed	(6,052)	(9,437)
Issuance of financing receivables	(32,100)	(44,253)
Repayments of financing receivables	5,856	21,132
Proceeds from sale of financing receivables	13,576	11,214
Net cash used in investing activities	$(17,510)	$(26,425)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$11,979	$7,957
Repayments of non-recourse and recourse notes payable	(2)	(186)
Repurchase of common stock	(20,640)	(2,475)
Dividends paid	-	(80)
Net borrowings (repayments) on floor plan facility	22,616	10,983
Net cash provided by financing activities	13,953	16,199

Effect of exchange rate changes on cash	317	3

Net Increase (Decrease) in Cash and Cash Equivalents	(15,959)	12,606

Cash and Cash Equivalents, Beginning of Period	94,766	76,175

Cash and Cash Equivalents, End of Period	$78,807	$88,781

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19	$27
Cash paid for income taxes	$1,367	$9,072

Schedule of Non-Cash Investing and Financing Activities:
Investing Activities
Proceeds from sale of property, equipment, and operating lease equipment	$161	$6,783
Purchase of property, equipment, and operating lease equipment	$(1,873)	$(8,069)
Purchase of assets to be leased or financed	$(9,247)	$(3,781)
Issuance of financing receivables	$(39,779)	$(39,154)
Repayment of financing receivables	$7,114	$4,831
Proceeds from sale of financing receivables	$31,901	$6,960

Financing Activities
Borrowing of recourse and nonrecourse notes payable	$12,210	$27,603
Repayments of non-recourse and recourse notes payable	$(9,616)	$(10,498)
Vesting of share-based compensation	$7,280	$7,083
Repurchase of common stock included in accounts payable	$(1,459)	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2016	7,365	$132	$117,511	$(129,518)	$331,224	$(471)	$318,878
Issuance of shares for option exercises	-	-	-	-	-	-	-
Excess tax benefit of share- based compensation	-	-	-	-	-	-	-
Issuance of restricted stock awards	59	1	-	-	-	-	1
Share-based compensation	(257)	-	1,458	-	-	-	1,458
Repurchase of common stock	-	-	-	(21,037)	-	-	(21,037)
Dividends declared	-	-	-	-	-	-	-
Net earnings	-	-	-	-	10,671	-	10,671

Foreign currency translation adjustment	-	-	-	-	-	(217)	(217)
Balance, June 30, 2016	7,167	$133	$118,969	$(150,555)	$341,895	$(688)	$309,754

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as "we," "our," "us," "ourselves," or "ePlus." ePlus inc. is a holding company that through its subsidiaries provides information technology solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional and managed services and complete lifecycle management services including flexible financing solutions. We focus on middle market and large enterprises in North America and the United Kingdom.

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the consolidated financial statements from the dates of acquisition.

INTERIM FINANCIAL STATEMENTS — The condensed consolidated financial statements for the three months ended June 30, 2016 and 2015 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three months ended June 30, 2016 and 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2017 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2016 (“2016 Annual Financial Statements”), which should be read in conjunction with these interim condensed consolidated financial statements.

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

The notes to the consolidated financial statements contained in the 2016 Annual Financial Statements include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the three months ended June 30, 2016.

CONCENTRATIONS OF RISK — A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett Packard Enterprise (“HPE”), and NetApp products, which represented approximately 52%, 4% and 5%, respectively, for the three months ended June 30, 2016, as compared Cisco Systems, Hewlett Packard (“HP”), and NetApp products which represented approximately 51%, 10%, and 4%, respectively, for the three months ended June 30, 2015. Any changes in our vendors’ ability to provide products could have a material adverse effect on our business, results of operations and financial condition.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Stock Compensation. This update simplifies several aspects of the accounting for share-based payment transactions. As permitted, we elected to early adopt this update during the quarter ended June 30, 2016. The amendments requiring recognition of excess tax benefits and deficiencies in the income statement have been applied prospectively resulting in a benefit in the current period of $0.4 million, or $0.06 per share. We elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, $1.1 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the quarter ended June 30, 2015 have been reclassified as cash flows from operating activities. As part of adopting this update, we additionally elected as an accounting policy to account for forfeitures of share-based awards when they occur. As we had previously estimated the forfeiture rate to be zero, there is no cumulative-effect adjustment to retained earnings as a result of our election.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede all current U.S. GAAP on this topic. The FASB subsequently issued ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, in March 2016, April 2016 and May 2016, respectively, to amend the guidance in ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. Including the one-year deferral, these updates become effective for us in our quarter ending June 30, 2018, and early adoption is permitted for us in our quarter ending June 30, 2017. The update can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of this update on our financial statements and have not yet selected our planned transition approach.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current U.S. GAAP on this topic. The core principle of this update is that a lessee should recognize the assets and liabilities that arise from leases. This update requires adoption under the modified retrospective approach and becomes effective for us in our quarter ending June 30, 2019. Early adoption is permitted. We are currently evaluating the impact of this update on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update requires adoption under a modified retrospective approach and becomes effective for us in our quarter ending June 30, 2020. Early adoption is permitted beginning in our quarter ending June 30, 2019. We are currently evaluating the impact of this update on our financial statements.

3.	FINANCING RECEIVABLES AND OPERATING LEASES

Our financing receivables and operating leases consist of assets that we finance for our customers, which we manage as a portfolio of investments. Equipment financed for our customers is accounted for as investments in direct financing, sales-type or operating leases in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases. We also finance third-party software, maintenance, and services for our customers, which are classified as notes receivables. Our notes receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased products.

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

June 30, 2016	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$56,191	$73,233	$129,424
Estimated unguaranteed residual value (1)	-	16,748	16,748
Initial direct costs, net of amortization (2)	581	477	1,057
Unearned income	-	(5,842)	(5,842)
Reserve for credit losses (3)	(3,452)	(731)	(4,182)
Total, net	$53,320	$83,885	$137,205
Reported as:
Current	$37,454	$35,372	$72,826
Long-term	15,866	48,513	64,379
Total, net	$53,320	$83,885	$137,205

(1)	Includes estimated unguaranteed residual values of $7,843 thousand for direct financing leases, which have been sold and accounted for as sales under ASC Topic, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $623 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

March 31, 2016	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$44,442	$66,303	$110,745
Estimated unguaranteed residual value (1)	-	12,693	12,693
Initial direct costs, net of amortization (2)	312	475	787
Unearned income	-	(5,543)	(5,543)
Reserve for credit losses (3)	(3,381)	(685)	(4,066)
Total, net	$41,373	$73,243	$114,616
Reported as:
Current	$24,962	$31,486	$56,448
Long-term	16,411	41,757	58,168
Total, net	$41,373	$73,243	$114,616

(1)	Includes estimated unguaranteed residual values of $6,722 thousand for direct financing leases which have been sold and accounted for as sales under ASC Topic, Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $612 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	June 30, 2016	March 31, 2016
Cost of equipment under operating leases	$15,572	$36,635
Accumulated depreciation	(9,666)	(18,897)
Investment in operating lease equipment—net (1)	$5,906	$17,738

(1)	These totals include estimated unguaranteed residual values of $1,202 thousand and $3,417 thousand as of June 30, 2016 and March 31, 2016, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2016 and March 31, 2016 we had financing receivables of $49.7 million and $36.1 million, respectively, and operating leases of $3.8 million and $13.9 million, respectively, that were collateral for non-recourse notes payable. See Note 7, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For both the three months ended June 30, 2016 and 2015, we recognized net gains of $1.5 million, and total proceeds from these sales were $54.2 million and $24.3 million, respectively. For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. In a limited number of such sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease. Our maximum potential future payments related to such guarantees is $1.3 million. We believe the possibility of making any payments to be remote.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$50,684	$(8,673)	$42,011	$50,824	$(8,673)	$42,151
Customer relationships & other intangibles	20,205	(10,247)	9,958	20,401	(9,193)	11,208
Capitalized software development	2,722	(2,022)	700	2,709	(1,914)	795
Total	$73,611	$(20,942)	$52,669	$73,934	$(19,780)	$54,154

GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. All of our goodwill as of June 30, 2016 and March 31, 2016 is related to our technology segment.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Goodwill decreased by $0.1 million during the three months ended June 30, 2016, due to foreign currency translation.

OTHER INTANGIBLE ASSETS

Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 7 years. Trade names and trademarks are amortized over an estimated useful life of 10 years.

Total amortization expense for other intangible assets was $1.2 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively.

5.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2016	$1,127	$3,381	$685	$5,193
Provision for credit losses	15	71	46	132
Balance June 30, 2016	$1,142	$3,452	$731	$5,325

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2015	$1,169	$3,573	$881	$5,623
Provision for credit losses	(149)	(33)	34	(148)
Write-offs and other	(77)	-	-	(77)
Balance June 30, 2015	$943	$3,540	$915	$5,398

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	June 30, 2016		March 31, 2016
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$350	$608	$279	$562
Ending balance: individually evaluated for impairment	3,102	123	3,102	123
Ending balance	$3,452	$731	$3,381	$685

Minimum payments:
Ending balance: collectively evaluated for impairment	$53,089	$73,091	$41,340	$66,161
Ending balance: individually evaluated for impairment	3,102	142	3,102	142
Ending balance	$56,191	$73,233	$44,442	$66,303

The net credit exposure for the balance evaluated individually for impairment as of June 30, 2016 and March 31, 2016, was $3.2 million, which is related to a customer in bankruptcy. The note and lease receivables associated with this customer are our only receivables on nonaccrual status. We place receivables on nonaccrual status when events, such as a borrower declaring bankruptcy, occur that indicate a receivable will not be collectable. We charge off uncollectable financing receivables when we stop pursuing collection.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of June 30, 2016 and March 31, 2016 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

June 30,2016

High CQR	$330	$149	$266	$745	$302	$49,644	$50,691	$(2,808)	$(19,741)	$28,142
Average CQR	47	24	34	105	64	22,231	22,400	(1,251)	(2,766)	18,383
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$377	$173	$442	$992	$366	$71,875	$73,233	$(4,078)	$(22,507)	$46,648

March 31, 2016

High CQR	$575	$52	$94	$721	$984	$46,157	$47,862	$(2,705)	$(22,914)	$22,243
Average CQR	15	17	78	110	159	18,030	18,299	(1,387)	(8,714)	8,198
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$590	$69	$314	$973	$1,143	$64,187	$66,303	$(4,111)	$(31,628)	$30,564

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as June 30, 2016 and March 31, 2016 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

June 30, 2016

High CQR	$785	$-	$2,168	$2,953	$2,739	$29,366	$35,058	$(18,630)	$16,428
Average CQR	723	80	-	803	142	17,086	18,031	(12,130)	5,901
Low CQR	-	-	3,102	3,102	-	-	3,102	-	3,102
Total	$1,508	$80	$5,270	$6,858	$2,881	$46,452	$56,191	$(30,760)	$25,431

March 31, 2016

High CQR	$399	$305	$2,168	$2,872	$301	$24,092	$27,265	$(11,644)	$15,621
Average CQR	-	-	-	-	202	13,873	14,075	(9,942)	4,133
Low CQR	-	-	3,102	3,102	-	-	3,102	-	3,102
Total	$399	$305	$5,270	$5,974	$503	$37,965	$44,442	$(21,586)	$22,856

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

6.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	June 30, 2016	March 31, 2016
Other current assets:
Deposits & funds held in escrow	$3,105	$3,116
Prepaid assets	3,654	6,683
Other	846	850
Total other current assets	$7,605	$10,649

Other assets:
Deferred costs	$1,842	$1,831
Property and equipment, net	6,166	6,266
Other	1,518	547
Total other assets - long term	$9,526	$8,644

	June 30, 2016	March 31, 2016
Other current liabilities:
Accrued expenses	$7,481	$7,109
Other	8,010	6,009
Total other current liabilities	$15,491	$13,118

Other liabilities:
Deferred revenue	$1,908	$1,866
Other	1,294	397
Total other liabilities - long term	$3,202	$2,263

7.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	June 30, 2016	March 31, 2016

Recourse notes payable with interest rates ranging from 2.70% and 4.13% at June 30, 2016 and at March 31, 2016.
Current	$2,299	$2,288
Long-term	898	1,054
Total recourse notes payable	$3,197	$3,342

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.00% to 8.00% at June 30, 2016 and ranging from 1.70% to 8.50% as of March 31, 2016.

Current	$39,151	$26,042
Long-term	14,581	18,038
Total non-recourse notes payable	$53,732	$44,080

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.08% and 3.13%, as of June 30, 2016 and March 31, 2016, respectively. The weighted average interest rate for our recourse notes payable was 3.20% and 3.24%, as of June 30, 2016 and March 31, 2016, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $144.5 million and $121.9 million as of June 30, 2016 and March 31, 2016, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2016 and March 31, 2016. As of June 30, 2016, the facility agreement had an aggregate limit of the two components of $250 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2016. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by WFCDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2016, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

We executed an amendment to the WFCDF credit facility, which as of July 28, 2016, temporarily increases the aggregate limit of the two components from $250.0 million to $300.0 million through October 31, 2016.

Fair Value

As of June 30, 2016 and March 31, 2016, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we may be a plaintiff, or may be named as a defendant, in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business include preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnification and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

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

Basic earnings per share is calculated by dividing net earnings available to common shareholders by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net earnings available to common shareholders by the basic weighted average number of shares of common stock outstanding plus common stock equivalents during each period.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our consolidated statements of operations for the three months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three months ended June 30,
	2016	2015

Net earnings attributable to common shareholders - basic and diluted	$10,671	$8,814

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	7,033	7,225
Effect of dilutive shares	75	76
Weighted average shares common outstanding — diluted	7,108	7,301

Earnings per common share - basic	$1.52	$1.22

Earnings per common share - diluted	$1.50	$1.21

10.	STOCKHOLDERS’ EQUITY

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

During the three months ended June 30, 2016, we purchased 226,792 shares of our outstanding common stock at an average cost of $81.21 per share for a total purchase price of $18.4 million under the share repurchase plan. We also purchased 29,736 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2015, we did not purchase any shares of our outstanding common stock under the share repurchase plan; however, we did purchase 30,447 shares of common stock at a value of $2.5 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to June 30, 2016, we have repurchased approximately 5.9 million shares of our outstanding common stock at an average cost of $23.44 per share for a total purchase price of $138.9 million.

11.	SHARE-BASED COMPENSATION

Share-Based Plans

As of June 30, 2016, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). All the share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the three months ended June 30, 2016, we granted 230 restricted shares under the 2008 Director LTIP, and 57,269 restricted shares under the 2012 Employee LTIP. For the three months ended June 30, 2015, we granted 212 restricted shares under the 2008 Director LTIP, and 118,974 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2016	203,828	$72.33
Granted	57,499	$86.40
Vested	(82,571)	$66.07
Nonvested June 30, 2016	178,756	$79.75

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the three months ended June 30, 2016, the Company had withheld 29,736 shares of common stock at a value of $2.6 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period and estimate the forfeiture rate to be zero, which is based on historical experience. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2016 and 2015, we recognized $1.5 million and $1.2 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $13.5 million as of June 30, 2016, which will be fully recognized over the next forty-eight (48) months.

We also provide our employees with a contributory 401(k) plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For both the three months ended June 30, 2016 and 2015, our estimated contribution expense for the plan was $0.4 million.

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

We recognize interest and penalties for uncertain tax positions. As of June 30, 2016 our gross liability related to uncertain tax positions was $72 thousand. At June 30, 2016 if the unrecognized tax benefits of $72 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $104 thousand.

We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Our audited condensed consolidated statements of operations included interest of $1 thousand for the three months ended June 30, 2016, and $1 thousand for the same period last year. We did not recognize any additional penalties. We had $49 thousand and $44 thousand accrued for the payment of interest at June 30, 2016 and 2015, respectively.

As permitted by the recently issued ASU 2016-09, Stock Compensation, we elected to early adopt this update during the quarter ended June 30, 2016. The amendments requiring recognition of excess tax benefits and deficiencies in the income statement have been applied prospectively resulting in a benefit in the current period of $0.4 million.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2016 and March 31, 2016 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2016
Assets:
Money market funds	$36,521	$36,521	$-	$-

Liabilities:
Contingent consideration	$1,119	$-	$-	$1,119

March 31, 2016
Assets:
Money market funds	$39,509	$39,509	$-	$-

Liabilities:
Contingent consideration	$1,041	$-	$-	$1,041

For the three months ended June 30, 2016, we recorded adjustments that increased the fair value of our liability for contingent consideration by $78 thousand; and such adjustments were presented within general and administrative expenses in our unaudited condensed consolidated statement of operations. For the three months ended June 30, 2015, we recorded adjustments that increased the fair value of our liability for contingent consideration by $110 thousand.

14.	SEGMENT REPORTING

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

	Three Months Ended
	June 30, 2016			June 30, 2015
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$290,181	$-	$290,181	$259,696	$-	$259,696
Financing revenue	-	6,987	6,987	-	8,346	8,346
Fee and other income	1,276	59	1,335	1,811	13	1,824
Net sales	291,457	7,046	298,503	261,507	8,359	269,866

Cost of sales, product and services	229,847	-	229,847	207,718	-	207,718
Direct lease costs	-	992	992	-	3,018	3,018
Cost of sales	229,847	992	230,839	207,718	3,018	210,736

Professional and other fees	1,497	289	1,786	1,262	256	1,518
Salaries and benefits	37,485	2,313	39,798	32,952	2,262	35,214
General and administrative expenses	6,231	239	6,470	5,325	246	5,571
Depreciation and amortization	1,771	4	1,775	1,204	4	1,208
Interest and financing costs	-	349	349	19	534	553
Operating expenses	46,984	3,194	50,178	40,762	3,302	44,064

Earnings before tax	$14,626	$2,860	$17,486	$13,027	$2,039	$15,066

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$1,788	$987	$2,775	$1,237	$2,998	$4,235
Purchases of property, equipment and operating lease equipment	$652	$238	$890	$618	$6,306	$6,924

Selected Financial Data - Balance Sheet

Total assets	$450,992	$188,107	$639,099	$352,760	$227,625	$580,385

15.	BUSINESS COMBINATIONS

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
(in millions)

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

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2016 (“2016 Annual Financial Statements”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2016 Annual Financial Statements.

EXECUTIVE OVERVIEW

Business Description

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

Our primary focus is to deliver secure, integrated technology solutions for our customers’ data center, network, security, maintenance, and collaboration needs, including hosted, on-premise, hybrid and cloud infrastructures. These solutions may encompass the full lifecycle of IT and include consulting, assessments, architecture, design, testing, implementation, and ongoing managed services and periodic consultative business reviews. We offer security, storage, cloud, mobility, hyper-converged infrastructure, and other advanced technologies. We design, implement and provide an array of IT solutions from multiple leading IT vendors. We are an authorized reseller from over 1,000 vendors, but primarily from approximately 100 vendors, including Check Point, Cisco Systems, Dell, EMC, FireEye, F5 Networks, HP Inc., HPE, Intel Security-McAfee, Juniper Networks, NetApp, Nimble Storage, Oracle, Palo Alto Networks, Pure Storage, VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their assets.

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

We focus exclusively on middle market and large enterprises. For the twelve months ended June 30, 2016, the percentage of revenue by customer end market within our technology segment includes state and local government, and educational institutions 22%, technology industry 22%, telecommunications, media and entertainment 14%, healthcare 11%, and financial services 12%. The majority of our sales were generated within the United States, however, we have the ability to support our customers nationally and internationally and in fiscal year 2016 we acquired our first international subsidiary which is located in the U.K. Our technology segment accounts for 98% of our net sales, and 84% of our operating income, while our financing segment accounts for 2% of our net sales, and 16% of our operating income for the three months ended June 30, 2016.

In the short period since the June 23, 2016, UK referendum (“Brexit”) on whether to remain in, or leave, the European Union, the United Kingdom has faced a remarkable range of political, monetary, economic and even constitutional challenges. For some companies, Brexit could impact revenue items, cost items, tax, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We have determined that our foreign currency exposure for our United Kingdom operations is insignificant in relation to total consolidated operations and we believe those potential fluctuations in currency exchange rates and other Brexit related economic and operational risks will not have a material effect on our results of operations and financial position.

Going forward, the Company will evaluate Brexit-related developments on a regular basis to determine if such developments are anticipated to have a material impact on the Company’s results on operations and financial position.

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

A summary of these key indicators which are not included in our unaudited condensed consolidated financial statements is presented as follows, (dollars in thousands):

	For the three months ended June 30,
	2016	2015

Adjusted gross billings of product and services (1)	$397,473	$332,308

Gross margin	22.7%	21.9%
Gross margin, product and services	20.8%	20.0%
Operating income margin	5.9%	5.6%

Non-GAAP: Net earnings (2)	$11,381	$9,146
Non-GAAP: Net earnings per common share - diluted (2)	$1.54	$1.25

Adjusted EBITDA (3)	$19,261	$16,274
Adjusted EBITDA margin (3)	6.5%	6.0%

Purchases of property and equipment used internally	$652	$618
Purchases of equipment under operating leases	238	6,306
Total capital expenditures	$890	$6,924

(1)	We define Adjusted gross billings of product and services as our sales of product and services calculated in accordance with GAAP, adjusted to exclude the costs incurred related to sales of third party software assurance, subscription licenses, maintenance and services. We have provided below a reconciliation of Adjusted gross billings of product and services to Sales of product and services, which is the most directly comparable financial measure to this non-GAAP financial measure.

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

	For the three months ended June 30,
	2016	2015
Sales of products and services	$290,181	$259,696
Costs incurred related to sales of third party services	107,292	72,612
Adjusted gross billings of product and services	$397,473	$332,308

(2)	Non-GAAP net earnings per common share are based on net earnings calculated in accordance with GAAP, adjusted to exclude other income and acquisition related amortization expense, and related effects on income tax. Non-GAAP provision for income taxes is calculated based on the effective tax rate for the non-GAAP adjustments for the quarter ended June 30, 2016. For comparative purposes, the non-GAAP provision for income tax for the three months ended June 30, 2016, excludes the tax benefit of the $0.4 million associated with the adoption of the stock compensation accounting standard. We use Non-GAAP net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income and acquisition related amortization expense in calculating Non-GAAP net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods. Accordingly, we believe that non-GAAP net earnings per common share provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Non-GAAP net earnings per common share as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Non-GAAP net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	For the three months ended June 30,
	2016	2015
GAAP: Earnings before tax	$17,486	$15,066
Plus: Acquisition related amortization expense	1,089	568
Non-GAAP: Earnings before provision for income taxes	18,575	15,634
Non-GAAP: Provision for income taxes	7,616	6,488
Non-GAAP: Net earnings	$10,954	$9,146

GAAP: Net earnings per common share - diluted	$1.50	$1.21
Non-GAAP: Net earnings per common share - diluted	$1.54	$1.25

(3)	We define Adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the following: interest expense, depreciation and amortization, provision for income taxes, and other income. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. We provide below a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

We use Adjusted EBITDA as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by Net sales. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three months ended June 30,
	2016	2015

GAAP: Net earnings	$ 10,671	$ 8,814
Plus: Provision for income taxes	6,815	6,252
Plus: Depreciation and amortization	1,775	1,208
Non-GAAP: Adjusted EBITDA	$ 19,261	$ 16,274

Technology Segment
Earnings before tax	$ 14,626	$ 13,027
Plus: Depreciation and amortization	1,771	1,204
Non-GAAP: Adjusted EBITDA	$ 16,397	$ 14,231

Financing Segment
Earnings before tax	$ 2,860	$ 2,039
Plus: Depreciation and amortization	4	4
Non-GAAP: Adjusted EBITDA	$ 2,864	$ 2,043

Consolidated Results of Operations

During the three months ended June 30, 2016, net sales increased 10.6%, or $28.6 million to $298.5 million, compared to $269.9 million for the same period in the prior fiscal year. Adjusted gross billings of product and services increased 19.6%, or $65.2 million to $397.5 million, for the three months ended June 30, 2016 from $332.3 million for the same period in the prior fiscal year. The greater percentage increase in Adjusted gross billings of product and services over the percentage increase in net sales was due to a shift in mix, as we sold a higher proportion of third party software assurance, maintenance and services, which are presented on a net basis.

Net sales of product and services increased 11.7% or $30.5 million to $290.2 million, from $259.7 million in the prior year three months ended June 30, 2015. The increase in net sales of product and services revenues was a result of higher demand from state and local government and education (“SLED”) customers, telecom, media & entertainment customers, and healthcare organizations which was partially offset by a decrease in demand from companies in the financial services industries.

Consolidated gross profit rose 14.4% to $67.7 million, compared with $59.1 million for the three months ended June 30, 2015. Consolidated gross margins were 22.7% for the three months ended June 30, 2016, compared to 21.9% for the three months ended June 30, 2015. Our gross margin for product and services was 20.8% during the three months ended June 30, 2016 compared to 20.0% during the three months ended June 30, 2015. Contributing to our margins for the three month period was a shift in product sales mix, as we sold a higher proportion of third party software assurance, maintenance and services. Also contributing to the high gross margin was an increase in vendor incentives earned as a percentage of sales of product and services of 40 basis points as compared to the prior year, and an increase in sales of our professional and managed services for the three months ended June 30, 2016.

Operating income for the three months ended June 30, 2016 increased 16.1% to $17.5 million, as compared to $15.1 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, the operating income margin increased 30 basis points to 5.9% from 5.6% for the same period in the prior year.

Consolidated net earnings for the three months ended June 30, 2016 were $10.7 million, an increase of 21.1%, or $1.9 million, over the prior year’s results of $8.8 million.

Adjusted EBITDA increased $3.0 million, or 18.4%, to $19.3 million and Adjusted EBITDA margin increased 50 basis points to 6.5% for the three months ended June 30, 2016, as compared to the prior period of 6.0%.

Diluted earnings per share increased 24.0%, or $0.29 to $1.50 per share for the three months ended June 30, 2016, as compared to $1.21 per share for the three months ended June 30, 2015. Our effective tax rate for the three months ended June 30, 2016 was 39.0%, which includes a tax benefit of $0.4 million, or $0.06 per diluted share, related to the adoption of the new share based compensation accounting standard. Non-GAAP diluted earnings per share increased 23.2% to $1.54 for the three months ended June 30, 2016, as compared to $1.25 for the three months ended June 30, 2015.

Cash and cash equivalents decreased $16.0 million or 16.8% to $78.8 million at June 30, 2016 compared to March 31, 2016, mostly due to the repurchase of our common stock of $21.0 million in the quarter ended June 30, 2016. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Financial Statements.

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2016 compared to the three months ended June 30, 2015

Technology Segment

The results of operations for our technology segment for the three months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	For the three months ended June 30,
	2016	2015	Change
Sales of product and services	$290,181	$259,696	$30,485	11.7%
Fee and other income	1,276	1,811	(535)	(29.5%)
Net sales	291,457	261,507	29,950	11.5%
Cost of sales, product and services	229,847	207,718	22,129	10.7%
Gross profit	61,610	53,789	7,821	14.5%

Professional and other fees	1,497	1,262	235	18.6%
Salaries and benefits	37,485	32,952	4,533	13.8%
General and administrative	6,231	5,325	906	17.0%
Depreciation and amortization	1,771	1,204	567	47.1%
Interest and financing costs	-	19	19	(100.0%)
Operating expenses	46,984	40,762	6,222	15.3%

Segment earnings	$14,626	$13,027	$1,599	12.3%

Adjusted EBITDA	$16,397	$14,231	$2,166	15.2%

Net sales: Net sales for the three months ended June 30, 2016 were $291.5 million compared to $261.5 million during the three months ended June 30, 2015, an increase of 11.5%, or $30.0 million. The increase in net sales of product and services revenues was a result of an increase in demand for products and services from our largest corporate, SLED, and healthcare customers.

Adjusted gross billings of product and services for the three months ended June 30, 2016 were $397.5 million compared to $332.3 million during the three months ended June 30, 2015, an increase of 19.6% or $65.2 million. Sales of product and services during the three months ended June 30, 2016 were $290.2 million compared to $259.7 million during the three months ended June 30, 2015, an increase of 11.7% or $30.5 million. The smaller increase in sales of produces and services compared to Adjusted gross billings of product and services, reflects a higher proportion of sales from third party maintenance, software assurance, and services, which are presented on a net basis.

Summarized below are the sequential and year over year changes in net sales of product and services:

Quarter Ended	Sequential	Year over Year
June 30, 2016	(0.5%)	11.7%
March 31, 2016	1.3%	13.3%
December 31, 2015	(11.2%)	(2.6%)
September 30, 2015	24.9%	13.1%
June 30, 2015	0.9%	(0.6%)

We rely on our vendors to fulfill a large majority of shipments to our customers. As of June 30, 2016, we had open orders of $200.1 million and deferred revenue of $18.5 million. As of June 30, 2015, we had open orders of $89.3 million and deferred revenues of $34.8 million. The increase in open orders of $110.8 million is due to strong demand for products and services from our largest corporate, SLED, and healthcare customers.

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of sales of product and services by industry and vendor are summarized below:

	For the twelve months ended June 30,
	2016	2015	Change
Revenue by customer end market:
SLED	22%	23%	(1%)
Technology	22%	20%	2%
Telecom, Media & Entertainment	14%	18%	(4%)
Healthcare	11%	10%	1%
Financial Services	12%	10%	2%
Other	19%	19%	0%
Total	100%	100%

Revenue by vendor:
Cisco Systems	49%	50%	(1%)
HP Inc. & HPE	6%	8%	(2%)
NetApp	5%	6%	(1%)
Sub-total	60%	64%	(4%)
Other	40%	36%	4%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year as approximately 80% of our revenues were generated from customers within the five end markets identified above. During the trailing twelve months ended June 30, 2016 we had an increase in revenues from customers in the technology, financial services, and healthcare industries, which was partially offset by decreases in the telecom, media and entertainment industry and SLED customers over the prior year period. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, a combined HP Inc. and HPE, and NetApp, which in total, declined to 60% for the trailing twelve months ended June 30, 2016, from 64% in the prior year trailing twelve month period, due to a decline in the percentage of revenues from HP Inc. products. The overall decrease is due to competition and developments in the IT industry. None of the vendors included within the “other” category exceeded 3% of total revenues

Gross profit: Our gross margin for product and services was 20.8% during the three months ended June 30, 2016 compared to 20.0% during the three months ended June 30, 2015. The increase in gross margins was due to shifts in our product revenue mix as we sold a higher proportion of third party software assurance, maintenance and services, which are presented on a net basis. Contributing to our margins for the three month period was our continued focus on value added services for our customers, including the increase in sales of our professional and managed services, and vendor incentives earned as a percentage of sales of product and services for the three months ended June 30, 2016 increased 40 basis points from the prior year.

Operating expenses: Operating expenses were $47.0 million, an increase of $6.2 million or 15.3% higher for the current quarter compared to $40.8 million for the three months ended June 30, 2015.

Professional and other fees: Professional and other fees were $1.5 million for the three months ended June 30, 2016, compared to $1.3 million for the three months ended June 30, 2015, due primarily to legal and outside consulting fees.

Salaries and benefits: Salaries and benefits increased $4.5 million, or 13.8%, to $37.5 million during the three months ended June 30, 2016, compared to $33.0 million during the three months ended June 30, 2015. The increase in salaries and benefits is due to additional personnel, and volume related compensation. Our technology segment had 1,048 employees as of June 30, 2016, an increase of 102 or 10.8% from 946 as of June 30, 2015. The position additions included 42 sales and engineering positions, and the acquisition of IGX brought us 48 new employees, 44 of which are sales and engineering. The remaining additional staffing positions were administrative and IT related hires. Also contributing to the increase in salaries and benefits was additional healthcare costs of $0.5 million due to an increase in recent claims and the number of insured employees.

General and administrative expenses: General and administrative expenses increased $0.9 million, or 17.0% during the three months ended June 30, 2016 over the same period for the prior year. The additional costs are substantially due to our expanding geographical presence. We also incurred additional expenses due to increases in personnel, including communications, and travel and entertainment expenses. Also contributing to the increase in general and administrative expenses was a reduction in reserves for credit losses in the three months ended June 30, 2015 of $0.1 million.

Depreciation and amortization expense: Depreciation and amortization expense increased $0.6 million, or 47.1%, to $1.8 million during the three months ended June 30, 2016 compared to $1.2 million in the prior year. The increase in depreciation and amortization expense is related to the acquisition of IGX in December, 2015.

Segment earnings: As a result of the foregoing, segment earnings were $14.6 million, an increase of $1.6 million, or 12.3% for the three months ended June 30, 2016 over the prior year period. For the three months ended June 30, 2016 Adjusted EBITDA was $16.4 million, an increase of $2.2 million or $15.2% over the prior year period.

Financing Segment

The results of operations for our financing segment for the three months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	For the three months ended June 30,
	2016	2015	Change
Financing revenue	$6,987	$8,346	$(1,359)	(16.3%)
Fee and other income	59	13	46	353.8%
Net sales	7,046	8,359	(1,313)	(15.7%)
Direct lease costs	992	3,018	(2,026)	(67.1%)
Gross profit	6,054	5,341	713	13.3%

Professional and other fees	289	256	33	12.9%
Salaries and benefits	2,313	2,262	51	2.3%
General and administrative	239	246	(7)	(2.8%)
Depreciation and amortization	4	4	-	0.0%
Interest and financing costs	349	534	(185)	(34.6%)
Operating expenses	3,194	3,302	(108)	(3.3%)

Segment earnings	$2,860	$2,039	$821	40.3%

Adjusted EBITDA	$2,864	$2,043	$821	40.2%

Net sales: Net sales decreased by $1.3 million, or 15.7%, to $7.0 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due lower portfolio earnings. During the quarters ended June 30, 2016 and 2015, we recognized net gains on sales of financial assets of $1.5 million in both years, and the fair value of assets received from these sales were $54.2 million and $24.3 million, respectively. Portfolio earnings and other financing revenues in total declined by $2.6 million to $2.0 million from $4.6 million recognized in the three months ended June 30, 2015, while post contract earnings increased $1.2 million to $3.5 million for the three months ended June 30, 2016, over the prior year.

At June 30, 2016, we had $143.1 million in financing receivables and operating leases, compared to $176.3 million as of June 30, 2015, a decrease of $33.2 million or 18.8%.

Gross profit: Gross profit increased $0.7 million due mostly to a decrease in depreciation expense related to operating leases in the three months ended June 30, 2016 as compared to same period in the prior year.

Operating expenses: For the three months ended June 30, 2016 operating expenses decreased by $0.1 million or 3.3%, which was due primarily to lower interest and financing costs, offset by a slight increase in salaries and benefits. Our financing segment had 51 employees as of June 30, 2016, compared to 50 employees as of June 30, 2015.

Interest and financing costs decreased $0.2 million for the three months ended June 30, 2016, compared to the prior year periods due to a decrease in the average total notes payable outstanding and lower average interest rates for the three months ended June 30, 2016. Total notes payable were $56.9 million as of June 30, 2016, a decrease of $18.9 million or 24.9% compared to $75.8 million as of June 30, 2015. Our weighted average interest rate for non-recourse notes payable was 3.08% and 3.02%, as of June 30, 2016 and June 30, 2015, respectively.

Segment earnings: As a result of the foregoing, operating income and Adjusted EBITDA both increased $0.8 million or 40.3% for the three months ended June 30, 2016 over the prior year period.

Consolidated

Income taxes: Our provision for income tax expense was $6.8 million for the three months ended June 30, 2016 as compared to $6.3 million for the same period last year. Our effective income tax rates for the three months ended June 30, 2016 and 2015 were 39.0% and 41.6% respectively. The change in our effective income tax rate was due primarily to a tax benefit of $0.4 million associated with adoption of ASU 2016-07, Stock Compensation.

Net earnings: The foregoing resulted in net earnings of $10.7 million for the three months ended June 30, 2016, an increase of 21.1%, as compared to $8.8 million during the three months ended June 30, 2015.

Basic and fully diluted earnings per common share were $1.52 and $1.50, for the three months ended June 30, 2016, an increase of 24.6% and 24.0% as compared to $1.22 and $1.21, respectively, for the three months ended June 30, 2015.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2016 was 7.0 million and 7.1 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended June 30, 2015 was 7.2 million and 7.3 million respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). (f/k/a GE Commercial Distribution Finance LLC). ePlus Technology, inc.'s agreement with WFCDF has an aggregate credit limit of $250 million as of June 30, 2016. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at June 30, 2016 or March 31, 2016, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three months ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(12,719)	$21,756
Net cash used in investing activities	(17,510)	(26,425)
Net cash provided by financing activities	13,953	17,272
Effect of exchange rate changes on cash	317	3

Net increase (decrease) in cash and cash equivalents	$(15,959)	$12,606

Cash flows from operating activities. Cash used in operating activities totaled $12.7 million during the three months ended June 30, 2016. Net earnings adjusted for the impact of non-cash items was $11.0 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $23.7 million, primarily due to additions to accounts receivables of $19.9 million, inventories of $13.2 million, partially offset by increases in deferred costs, other intangible assets, and other assets of $4.1 million and increases in accounts payable of $3.8 million.

Cash provided by operating activities totaled $22.8 million during the three months ended June 30, 2015. Net earnings adjusted for the impact of non-cash items was $10.7 million. Net changes in assets and liabilities resulted in an increase of cash and cash equivalents of $12.2 million, primarily due to reductions in accounts receivables of $37.8 million, partially offset by reductions in accounts payable and accrued expenses of $17.1 million, in increases in inventories of $5.4 million, and deferred cost and other assets of $3.1 million.

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of June 30,
	2016	2015

Days sales outstanding (1)	54	54
Days inventory outstanding (2)	10	8
Days payable outstanding (3)	(46)	(45)
Cash conversion cycle	18	17

(1)	Represents the rolling three-month average of the balance of trade accounts receivable-trade, net for our Technology segment at the end of the period divided by Adjusted gross billings of product and services for the same three-month period.
(2)	Represents the rolling three-month average of the balance of inventory, net for our Technology segment at the end of the period divided by Cost of adjusted gross billings of product and services for the same three-month period.
(3)	Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our Technology segment at the end of the period divided by Cost of adjusted gross billings of product and services for the same three-month period.

Our standard payment term for customers is between 30-60 days; however, certain customers are approved for extended payment terms. Invoices processed through our credit facility, or the accounts payable—floor plan balance, are typically paid within 45-60 days from the invoice date, while accounts payable—trade invoices are typically paid within 30 days from the invoice date. Our cash conversion cycle was 18 days as of June 30, 2016 and 17 days as of June 30, 2015.

Cash flows related to investing activities. Cash used in investing activities was $17.5 million during the three months ended June 30, 2016. Cash used in investing activities during the three months ended June 30, 2016 was primarily driven by issuance of financing receivables of $32.1 million, and purchases of assets to be leased or financed of $6.1 million, which was partially offset by cash proceeds from the sale of financing receivables of $13.6 million, the repayment financing receivable of $5.9 million, and proceeds from the sale of property, equipment and operating lease equipment of $2.1 million.

Cash used in investing activities was $26.4 million for during the three months ended June 30, 2015, which was primarily driven by issuance of financing receivables of $44.3 million, purchase of assets to be leased of $9.4 million and purchases of property, equipment, and operating lease equipment of $6.9 million, which was partially offset by cash proceeds from the repayment financing receivable of $21.1 million and the sale of financing receivables of $11.2 million.

Cash flows from financing activities. Cash provided by financing activities was $14.0 million during the three months ended June 30, 2016, which was primarily due to net borrowings on the floor plan facility of $22.6 million and net borrowings of non-recourse and recourse notes payable of $12.0 million, which was partially offset by $20.6 million in cash used for the repurchase of common stock. Cash provided by financing activities was $16.2 million during the three months ended June 30, 2015, which was due to net borrowings on the floor plan facility of $11.0 million and net borrowings of non-recourse and recourse notes payable of $7.8 million. During the three months ended June 30, 2015, $2.5 million in cash was used for the repurchase of common stock.

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

At June 30, 2016, our non-recourse notes payable increased 21.9% to $53.7 million, as compared to $44.1 million at March 31, 2016. Recourse notes payable decreased 4.3% to $3.2 million as of June 30, 2016 compared to $3.3 million as of March 31, 2016.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of June 30, 2016, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2016. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The facility provided by WFCDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date. We have delivered the annual audited financial statements for the year ended March 31, 2016, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

We executed an amendment to the WFCDF credit facility, which as of July 28, 2016, temporarily increases the aggregate limit of the two components from $250.0 million to $300.0 million through October 31, 2016.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2016	Balance as of June 30, 2016	Maximum Credit Limit at March 31, 2016	Balance as of March 31, 2016
$250,000	$144,509	$250,000	$121,893

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from WFCDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at June 30, 2016 or March 31, 2016, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of June 30, 2016, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third party and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2016 Annual Financial Statements.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of June 30, 2016, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we may be a plaintiff, or may be named as a defendant, in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business include preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnification and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

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

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2016 Annual Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2016.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2016 through April 30, 2016	113,035	$80.70	113,035	270,663	(2)
May 1, 2016 through May 31, 2016	78,659	$81.59	78,659	192,004	(3)
June 1, 2016 through June 30, 2016	64,834	$84.78	35,098	156,906	(4)

(1)	All shares acquired were in open-market purchases, except for 29,736 shares, which were repurchased in June 2016 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)	The share purchase authorization in place for the month ended April 30, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2016, the remaining authorized shares to be purchased were 270,663.
(3)	The share purchase authorization in place for the month ended May 31, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of May 31, 2016, the remaining authorized shares to be purchased were 192,004.
(4)	The share purchase authorization in place for the month ended June 30, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of June 30, 2016, the remaining authorized shares to be purchased were 156,906.

The timing and expiration date of the current stock repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Amended and Restated Employment Agreement between ePlus inc. and Mark P. Marron, effective August 1, 2016 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 27, 2016).

10.2	Employment Agreement between ePlus inc. and Phillip G. Norton, effective August 1, 2016 (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 27, 2016).

10.3
Amended and Restated Employment Agreement between ePlus inc. and Elaine D. Marion, effective August 1, 2016 (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 27, 2016).

10.4	Amendment No. 4, dated July 28, 2016, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2016).

10.5	Amendment No. 4, dated July 28, 2016, to Amended and Restated Business Financing Agreement between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2016).

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: August 2, 2016	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 2, 2016	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)