Form 10-Q
period 2016-09-30
EPLUS INC
filed 2016-11-04
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of common stock outstanding as of October 31, 2016 was 7,080,655

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
•
we offer a comprehensive set of solutions — integrating information technology (IT) product sales, third-party software assurance and maintenance, our advanced professional and managed services, our proprietary software, and financing, and encounter the following challenges, risks, difficulties and uncertainties:

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2016	As of March 31, 2016
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$48,035	$94,766
Accounts receivable—trade, net	292,486	234,628
Accounts receivable—other, net	34,873	41,771
Inventories—net	80,502	33,343
Financing receivables—net, current	78,616	56,448
Deferred costs	4,084	6,371
Other current assets	7,403	10,649
Total current assets	545,999	477,976

Financing receivables and operating leases—net	72,106	75,906
Property, equipment and other assets	11,092	8,644
Goodwill and other intangible assets—net	51,697	54,154
TOTAL ASSETS	$680,894	$616,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$90,268	$76,780
Accounts payable—floor plan	150,096	121,893
Salaries and commissions payable	15,197	14,981
Deferred revenue	20,844	18,344
Recourse notes payable—current	1,950	2,288
Non-recourse notes payable—current	43,796	26,042
Other current liabilities	18,925	13,118
Total current liabilities	341,076	273,446

Recourse notes payable—long term	667	1,054
Non-recourse notes payable—long term	10,980	18,038
Deferred tax liability—net	2,991	3,001
Other liabilities	5,477	2,263
TOTAL LIABILITIES	361,191	297,802

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,310 issued and 7,080 outstanding at September 30, 2016 and 13,237 issued and 7,365 outstanding at March 31, 2016	133	132
Additional paid-in capital	120,414	117,511
Treasury stock, at cost, 6,230 and 5,872 shares at September 30, 2016 and March 31, 2016, respectively	(158,948)	(129,518)
Retained earnings	358,670	331,224
Accumulated other comprehensive income—foreign currency translation adjustment	(566)	(471)
Total Stockholders’ Equity	319,703	318,878
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$680,894	$616,680

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

	(in thousands, except per share data)

Net sales	$371,462	$336,286	$669,965	$606,152
Cost of sales	289,529	264,365	520,368	475,101
Gross profit	81,933	71,921	149,597	131,051

Professional and other fees	1,735	1,513	3,521	3,031
Salaries and benefits	42,296	35,740	82,094	70,954
General and administrative expenses	7,576	6,385	14,046	11,956
Depreciation and amortization	1,723	1,200	3,498	2,408
Interest and financing costs	400	422	749	975
Operating expenses	53,730	45,260	103,908	89,324

Operating income	28,203	26,661	45,689	41,727

Other income	380	-	380	-

Earnings before tax	28,583	26,661	46,069	41,727

Provision for income taxes	11,808	10,982	18,623	17,234

Net earnings	$16,775	$15,679	$27,446	$24,493

Net earnings per common share—basic	$2.43	$2.16	$3.94	$3.38
Net earnings per common share—diluted	$2.42	$2.15	$3.91	$3.35

Weighted average common shares outstanding—basic	6,909	7,274	6,971	7,249
Weighted average common shares outstanding—diluted	6,942	7,297	7,027	7,310

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(amounts in thousands)

NET EARNINGS	$16,775	$15,679	$27,446	$24,493

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	122	(177)	(95)	(134)

Other comprehensive income (loss)	122	(177)	(95)	(134)

TOTAL COMPREHENSIVE INCOME	$16,897	$15,502	$27,351	$24,359

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2016	2015
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$27,446	$24,493

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	5,832	8,503
Reserve for credit losses, inventory obsolescence and sales returns	849	(123)
Share-based compensation expense	2,903	2,711
Payments from lessees directly to lenders—operating leases	(1,521)	(2,560)
Gain on disposal of property, equipment and operating lease equipment	(1,853)	(517)
Gain on sale of financing receivables	(3,110)	(3,991)
Other	427	6
Changes in:
Accounts receivable—trade	(58,276)	(40,015)
Accounts receivable—other	(3,517)	(2,270)
Inventories	(47,323)	538
Financing receivables—net	4,255	(1,171)
Deferred costs, other intangible assets and other assets	2,867	11,035
Accounts payable	14,804	(7,184)
Salaries and commissions payable, deferred revenue and other liabilities	12,411	(10,964)
Net cash used in operating activities	$(43,806)	$(21,509)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	3,588	3,199
Purchases of property, equipment and operating lease equipment	(3,169)	(15,618)
Purchases of assets to be leased or financed	(4,506)	(9,363)
Issuance of financing receivables	(63,961)	(67,623)
Repayments of financing receivables	24,726	35,460
Proceeds from sale of financing receivables	24,674	26,021
Net cash used in investing activities	$(18,648)	$(27,924)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Six Months Ended September 30,
	2016	2015
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	22,940	$11,239
Repayments of non-recourse and recourse notes payable	(5,320)	(186)
Repurchase of common stock	(30,492)	(2,475)
Dividends paid	-	(80)
Net borrowings (repayments) on floor plan facility	28,202	27,635
Net cash provided by financing activities	15,330	36,133

Effect of exchange rate changes on cash	393	(33)

Net Increase (Decrease) in Cash and Cash Equivalents	(46,731)	(13,333)

Cash and Cash Equivalents, Beginning of Period	94,766	76,175

Cash and Cash Equivalents, End of Period	$48,035	$62,842

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$31	$50
Cash paid for income taxes	$10,282	$13,901

Schedule of Non-Cash Investing and Financing Activities:
Investing Activities
Proceeds from sale of property, equipment, and operating lease equipment	$567	$6,726
Purchase of property, equipment, and operating lease equipment	$(2,332)	$(8,181)
Purchase of assets to be leased or financed	$(6,944)	$(5,615)
Issuance of financing receivables	$(86,128)	$(76,876)
Repayment of financing receivables	$12,439	$8,671
Proceeds from sale of financing receivables	$75,739	$58,520

Financing Activities
Borrowing of non-recourse and recourse notes payable	$23,010	$31,715
Repayments of non-recourse and recourse notes payable	$(15,305)	$(16,462)
Vesting of share-based compensation	$7,940	$7,687

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2016	7,365	$132	$117,511	$(129,518)	$331,224	$(471)	$318,878
Issuance of restricted stock awards	73	1	-	-	-	-	1
Share-based compensation	-	-	2,903	-	-	-	2,903
Repurchase of common stock	(358)	-	-	(29,430)	-	-	(29,430)
Net earnings	-	-	-	-	27,446	-	27,446
Foreign currency translation adjustment	-	-	-	-	-	(95)	(95)
Balance, September 30, 2016	7,080	$133	$120,414	$(158,948)	$358,670	$(566)	$319,703

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides information technology solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional and managed services and complete lifecycle management services including flexible financing solutions. We focus on middle market and large enterprises in North America and the United Kingdom.

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the consolidated financial statements from the dates of acquisition.

INTERIM FINANCIAL STATEMENTS — The unaudited condensed consolidated financial statements for the three and six months ended September 30, 2016 and 2015 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three and six months ended September 30, 2016 and 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2017 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2016 (“2016 Financial Statements”), which should be read in conjunction with these interim condensed consolidated financial statements.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangible assets, reserves for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

The notes to the consolidated financial statements contained in the 2016 Financial Statements include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the six months ended September 30, 2016.

CONCENTRATIONS OF RISK — A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett Packard Enterprise (“HPE”), and NetApp products, which represented approximately 50%, 5% and 6% and 51%, 5% and 5%, respectively, for the three and six months ended September 30, 2016. Sales of Cisco Systems, Hewlett Packard (“HP”), and NetApp products represented approximately 50%, 7%, and 4%, and 50%, 8%, and 4%, respectively, for the three and six months ended September 30, 2015. Any changes in our vendors’ ability to provide products or incentive programs could have a material adverse effect on our business, results of operations and financial condition.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Stock Compensation. This update simplifies several aspects of the accounting for share-based payment transactions. As permitted, we elected to early adopt this update during the quarter ended June 30, 2016. The amendments requiring recognition of excess tax benefits and deficiencies in the income statement have been applied prospectively resulting in a benefit in the six months ended September 30, 2016 of $0.5 million, or $0.07 per share. We elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, $1.1 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the six months ended September 30, 2015 have been reclassified as cash flows from operating activities. As part of adopting this update, we additionally elected as an accounting policy to account for forfeitures of share-based awards when they occur. As we had previously estimated the forfeiture rate to be zero, there is no cumulative-effect adjustment to retained earnings as a result of our election.

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

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

September 30, 2016	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$53,930	$81,397	$135,327
Estimated unguaranteed residual value (1)	-	18,603	18,603
Initial direct costs, net of amortization (2)	407	546	953
Unearned income	-	(6,627)	(6,627)
Reserve for credit losses (3)	(3,557)	(958)	(4,515)
Total, net	$50,780	$92,961	$143,741
Reported as:
Current	$32,203	$46,413	$78,616
Long-term	18,577	46,548	65,125
Total, net	$50,780	$92,961	$143,741

(1)	Includes estimated unguaranteed residual values of $9,958 thousand for direct financing leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $639 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

March 31, 2016	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$44,442	$66,303	$110,745
Estimated unguaranteed residual value (1)	-	12,693	12,693
Initial direct costs, net of amortization (2)	312	475	787
Unearned income	-	(5,543)	(5,543)
Reserve for credit losses (3)	(3,381)	(685)	(4,066)
Total, net	$41,373	$73,243	$114,616
Reported as:
Current	$24,962	$31,486	$56,448
Long-term	16,411	41,757	58,168
Total, net	$41,373	$73,243	$114,616

(1)	Includes estimated unguaranteed residual values of $6,722 thousand for direct financing leases which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $612 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	September 30, 2016	March 31, 2016
Cost of equipment under operating leases	$16,844	$36,635
Accumulated depreciation	(9,863)	(18,897)
Investment in operating lease equipment—net (1)	$6,981	$17,738

(1)	These totals include estimated unguaranteed residual values of $1,171 thousand and $3,417 thousand as of September 30, 2016 and March 31, 2016, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic 860, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of September 30, 2016 and March 31, 2016 we had financing receivables of $61.2 million and $36.1 million, respectively, and operating leases of $3.5 million and $13.9 million, respectively, that were collateral for non-recourse notes payable. See Note 7, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended September 30, 2016 and 2015, we recognized net gains of $1.7 million and $2.5 million, respectively, and total proceeds from these sales were $75.4 million and $84.4 million, respectively. During the six months ended September 30, 2016 and 2015, we recognized net gains of $3.2 million and $4.0 million, respectively. The total proceeds from these sales were $129.6 million and $108.7 million for the six months ended September 30, 2016 and 2015, respectively.

For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. In a limited number of such sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease. As of September 30, 2016, our maximum potential future payments related to such guarantees is $1.1 million. We believe the possibility of making any payments to be remote.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$50,631	$(8,673)	$41,958	$50,824	$(8,673)	$42,151
Customer relationships & other intangibles	20,147	(11,207)	8,940	20,401	(9,193)	11,208
Capitalized software development	2,913	(2,114)	799	2,709	(1,914)	795
Total	$73,691	$(21,994)	$51,697	$73,934	$(19,780)	$54,154

GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. All of our goodwill as of September 30, 2016 and March 31, 2016 is related to our technology segment.

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

Total amortization expense for other intangible assets was $1.1 million and $0.7 million for the three months and $2.2 million and $1.3 million for the six months ended September 30, 2016 and 2015, respectively.

5.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the six months ended September 30, 2016 and 2015 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2016	$1,127	$3,381	$685	$5,193
Provision for credit losses	76	176	273	525
Write-offs and other	(31)	-	-	(31)
Balance September 30, 2016	$1,172	$3,557	$958	$5,687

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2015	$1,169	$3,573	$881	$5,623
Provision for credit losses	46	11	(33)	24
Write-offs and other	(119)	-	-	(119)
Balance September 30, 2015	$1,096	$3,584	$848	$5,528

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	September 30, 2016		March 31, 2016
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$455	$808	$279	$562
Ending balance: individually evaluated for impairment	3,102	150	3,102	123
Ending balance	$3,557	$958	$3,381	$685

Minimum payments:
Ending balance: collectively evaluated for impairment	$50,828	$81,228	$41,340	$66,161
Ending balance: individually evaluated for impairment	3,102	169	3,102	142
Ending balance	$53,930	$81,397	$44,442	$66,303

The net credit exposure for the balance evaluated individually for impairment as of September 30, 2016 and March 31, 2016 was $3.2 million, which is related to a customer in bankruptcy. The note and lease receivables associated with this customer are on non-accrual status. We place receivables on nonaccrual status when events, such as a customer's declaring bankruptcy, occur that indicate a receivable will not be collectable. We charge off uncollectable financing receivables when we stop pursuing collection.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of September 30, 2016 and March 31, 2016 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

September 30,2016

High CQR	$611	$183	$888	$1,682	$782	$59,251	$61,715	$(3,523)	$(29,934)	$28,258
Average CQR	76	16	59	151	76	19,286	19,513	(1,287)	(5,932)	12,294
Low CQR	-	-	169	169	-	-	169	(19)	-	150
Total	$687	$199	$1,116	$2,002	$858	$78,537	$81,397	$(4,829)	$(35,866)	$40,702

March 31, 2016

High CQR	$575	$52	$94	$721	$984	$46,157	$47,862	$(2,705)	$(22,914)	$22,243
Average CQR	15	17	78	110	159	18,030	18,299	(1,387)	(8,714)	8,198
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$590	$69	$314	$973	$1,143	$64,187	$66,303	$(4,111)	$(31,628)	$30,564

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as September 30, 2016 and March 31, 2016 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

September 30, 2016

High CQR	$191	$54	$2,220	$2,465	$583	$29,247	$32,295	$(18,214)	$14,081
Average CQR	6	-	80	86	2,120	16,327	18,533	(10,457)	8,076
Low CQR	-	-	3,102	3,102	-	-	3,102	-	3,102
Total	$197	$54	$5,402	$5,653	$2,703	$45,574	$53,930	$(28,671)	$25,259

March 31, 2016

High CQR	$399	$305	$2,168	$2,872	$301	$24,092	$27,265	$(11,644)	$15,621
Average CQR	-	-	-	-	202	13,873	14,075	(9,942)	4,133
Low CQR	-	-	3,102	3,102	-	-	3,102	-	3,102
Total	$399	$305	$5,270	$5,974	$503	$37,965	$44,442	$(21,586)	$22,856

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

6.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	September 30, 2016	March 31, 2016
Other current assets:
Deposits & funds held in escrow	$2,934	$3,116
Prepaid assets	3,742	6,683
Other	727	850
Total other current assets	$7,403	$10,649

Other assets:
Deferred costs	$3,155	$1,831
Property and equipment, net	6,176	6,266
Other	1,761	547
Total other assets - long term	$11,092	$8,644

	September 30, 2016	March 31, 2016
Other current liabilities:
Accrued expenses	$7,548	$7,109
Accrued income taxes payable	5,562	-
Other	5,815	6,009
Total other current liabilities	$18,925	$13,118

Other liabilities:
Deferred revenue	$4,101	$1,866
Other	1,376	397
Total other liabilities - long term	$5,477	$2,263

7.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	September 30, 2016	March 31, 2016

Recourse notes payable with interest rates ranging from 2.70% and 4.13% at September 30, 2016 and at March 31, 2016.
Current	$1,950	$2,288
Long-term	667	1,054
Total recourse notes payable	$2,617	$3,342

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 1.93% to 7.50% at September 30, 2016 and ranging from 1.70% to 8.50% as of March 31, 2016.

Current	$43,796	$26,042
Long-term	10,980	18,038
Total non-recourse notes payable	$54,776	$44,080

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 2.94% and 3.13%, as of September 30, 2016 and March 31, 2016, respectively. The weighted average interest rate for our recourse notes payable was 3.11% and 3.24%, as of September 30, 2016 and March 31, 2016, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $150.1 million and $121.9 million as of September 30, 2016 and March 31, 2016, respectively. Under the accounts receivable component, we had no outstanding balances as of September 30, 2016 and March 31, 2016.

As of September 30, 2016, the facility agreement had an aggregate limit of the two components of $300 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent. We executed an amendment to the WFCDF credit facility, which as of July 28, 2016, temporarily increased the aggregate limit of the two components from $250.0 million to $300.0 million through October 31, 2016.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2016. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

Fair Value

As of September 30, 2016 and March 31, 2016, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we have been a plaintiff, or may be named as a defendant, in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment-related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches.  We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

During the quarter ended September 30, 2016, we received $380 thousand related to the dynamic random access memory (“DRAM”) class action lawsuit, which claimed that manufacturers fixed the price for DRAM, which was included within other income on our unaudited consolidated statement of operations.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our consolidated statements of operations for the three and six months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net earnings attributable to common shareholders - basic and diluted	$16,775	$15,679	$27,446	$24,493

Basic and diluted common shares outstanding:

Weighted average common shares outstanding — basic	6,909	7,274	6,971	7,249
Effect of dilutive shares	33	23	56	61

Weighted average shares common outstanding — diluted	6,942	7,297	7,027	7,310

Earnings per common share - basic	$2.43	$2.16	$3.94	$3.38

Earnings per common share - diluted	$2.42	$2.15	$3.91	$3.35

10.	STOCKHOLDERS’ EQUITY

On August 18, 2016, our board of directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock over a 12-month period beginning on August 19, 2016 through August 18, 2017. On August 13, 2015, our board of directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock over a 12-month period beginning on August 17, 2015 through August 16, 2016. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the six months ended September 30, 2016, we purchased 328,481 shares of our outstanding common stock at an average cost of $81.62 per share for a total purchase price of $26.8 million under the share repurchase plan. We also purchased 29,736 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2015, we did not purchase any shares of our outstanding common stock under the share repurchase plan; however, we did purchase 30,447 shares of common stock at a value of $2.5 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to September 30, 2016, we have repurchased approximately 6.0 million shares of our outstanding common stock at an average cost of $24.44 per share for a total purchase price of $147.3 million.

11.	SHARE-BASED COMPENSATION

Share-Based Plans

As of September 30, 2016, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”). Both of the share-based plans define fair market value as the previous trading day’s closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the six months ended September 30, 2016, we granted 5,495 restricted shares under the 2008 Director LTIP, and 67,269 restricted shares under the 2012 Employee LTIP. For the six months ended September 30, 2015, we granted 6,151 restricted shares under the 2008 Director LTIP, and 118,974 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2016	203,828	$72.33
Granted	72,764	$86.22
Vested	(89,906)	$66.01
Nonvested September 30, 2016	186,686	$80.79

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the six months ended September 30, 2016, the Company had withheld 29,736 shares of common stock at a value of $2.6 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2016 and 2015, we recognized $1.4 million and $1.5 million, respectively, of total share-based compensation expense. During the six months ended September 30, 2016 and 2015, we recognized $2.9 million and $2.7 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $13.4 million as of September 30, 2016, which will be fully recognized over the next forty-five (45) months.

We also provide our employees with a contributory 401(k) plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For both the three months ended September 30, 2016 and 2015, our estimated contribution expense for the plan was $0.4 million. For the six months ended September 30, 2016 and 2015, our estimated contribution expense for the plan was $0.8 million and $0.7 million, respectively.

12.	INCOME TAXES

We account for our tax positions in accordance with Codification Topic 740, Income Taxes. Under the guidance, we evaluate uncertain tax positions based on the two-step approach. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. For tax positions that are not likely of being sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

We recognize interest and penalties for uncertain tax positions. As of September 30, 2016 our gross liability related to uncertain tax positions was $72 thousand. At September 30, 2016 if the unrecognized tax benefits of $72 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $105 thousand.

We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We did not recognize any additional penalties. We had $50 thousand and $46 thousand accrued for the payment of interest at September 30, 2016 and 2015, respectively.

As permitted by the recently issued ASU 2016-09, Stock Compensation, we elected to early adopt this update during the quarter ended June 30, 2016. The amendments requiring recognition of excess tax benefits and deficiencies in the income statement have been applied prospectively resulting in a benefit in the six months ended September 30, 2016 of $0.5 million.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2016 and March 31, 2016 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2016
Assets:

Money market funds	$14,038	$14,038	$-	$-

Liabilities:

Contingent consideration	$1,273	$-	$-	$1,273

March 31, 2016
Assets:

Money market funds	$39,509	$39,509	$-	$-

Liabilities:

Contingent consideration	$1,041	$-	$-	$1,041

For the three and six months ended September 30, 2016, we recorded adjustments that increased the fair value of our liability for contingent consideration by $154 thousand, and $232 thousand, respectively; and such adjustments were presented within general and administrative expenses in our unaudited condensed consolidated statement of operations. For the three and six months ended September 30, 2015, we recorded adjustments that increased the fair value of our liability for contingent consideration by $205 thousand and $315 thousand, respectively.

14.	SEGMENT REPORTING

Our operations are conducted through two segments. Our technology segment includes sales of information technology products, third-party software, third-party maintenance, advanced professional and managed services and our proprietary software to commercial enterprises, state and local governments, and government contractors. Our financing segment consists of the financing of IT equipment, software and related services to commercial enterprises, state and local governments, and government contractors. We measure the performance of the segments based on operating income. Our reportable segment information was as follows (in thousands):

	Three Months Ended
	September 30, 2016			September 30, 2015
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$361,227	$-	$361,227	$324,259	$-	$324,259
Financing revenue	-	8,722	8,722	-	10,279	10,279
Fee and other income	1,488	25	1,513	1,721	27	1,748
Net sales	362,715	8,747	371,462	325,980	10,306	336,286

Cost of sales, product and services	288,204	-	288,204	261,208	-	261,208
Direct lease costs	-	1,325	1,325	-	3,157	3,157
Cost of sales	288,204	1,325	289,529	261,208	3,157	264,365

Professional and other fees	1,425	310	1,735	1,305	208	1,513
Salaries and benefits	40,182	2,114	42,296	33,476	2,264	35,740
General and administrative expenses	6,695	881	7,576	6,126	259	6,385
Depreciation and amortization	1,721	2	1,723	1,196	4	1,200
Interest and financing costs	-	400	400	22	400	422
Operating expenses	50,023	3,707	53,730	42,125	3,135	45,260

Operating income	$24,488	$3,715	$28,203	$22,647	$4,014	$26,661

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$1,765	$1,292	$3,057	$1,229	$3,039	$4,268
Purchases of property, equipment and operating lease equipment	$912	$1,367	$2,279	$576	$8,118	$8,694

Selected Financial Data - Balance Sheet
Total assets	$484,178	$196,716	$680,894	$379,378	$211,109	$590,487

	Six Months Ended
	September 30, 2016			September 30, 2015
Statement of Operations	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$651,408	$-	$651,408	$583,955	$-	$583,955
Financing revenue	-	15,709	15,709	-	18,625	18,625
Fee and other income	2,764	84	2,848	3,532	40	3,572
Net sales	654,172	15,793	669,965	587,487	18,665	606,152

Cost of sales, product and services	518,051	-	518,051	468,926	-	468,926
Direct lease costs	-	2,317	2,317	-	6,175	6,175
Cost of sales	518,051	2,317	520,368	468,926	6,175	475,101

Professional and other fees	2,922	599	3,521	2,567	464	3,031
Salaries and benefits	77,667	4,427	82,094	66,428	4,526	70,954
General and administrative expenses	12,926	1,120	14,046	11,451	505	11,956
Depreciation and amortization	3,492	6	3,498	2,400	8	2,408
Interest and financing costs	-	749	749	41	934	975
Operating expenses	97,007	6,901	103,908	82,887	6,437	89,324

Operating income	$39,114	$6,575	$45,689	$35,674	$6,053	$41,727

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$3,553	$2,279	$5,832	$2,466	$6,037	$8,503
Purchases of property, equipment and operating lease equipment	$1,564	$1,605	$3,169	$1,194	$14,424	$15,618

Selected Financial Data - Balance Sheet
Total assets	$484,178	$196,716	$680,894	$379,378	$211,109	$590,487

The total of the reportable segments' measure of profit or loss excludes other income of $380 thousand for the three and six months ended September 30, 2016, which is included in the consolidated earnings before tax but is not allocated to the segments.

On July 25, 2016, the Company announced its appointment of a new Chief Executive Officer and President effective August 1, 2016. We are currently evaluating the impact of this change to the determination of our reportable segments.

15.	BUSINESS COMBINATIONS

IGX acquisition

On December 4, 2015, our subsidiary ePlus Technology, inc., acquired certain assets and assumed certain liabilities of IGX Acquisition Global, LLC (“IGX Acquisition”), and IGX Support, LLC, including IGX Acquisition’s wholly-owned subsidiary, IGXGlobal UK Limited (collectively, “IGX”), which provide advanced security solutions, secured networking products and related professional services to a diverse set of domestic and international customers including commercial, enterprise, and state and local government, and education (“SLED”) organizations. IGX is headquartered near Hartford, CT and has a sales presence in New York and Boston as well as an operating branch in London that serves its United Kingdom (“UK”) and global customers. IGXGlobal UK Limited is a private limited company, registered in England and Wales.

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

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended March 31, 2016 (“2016 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2016 Annual Report.

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

Our primary focus is to deliver secure, integrated technology solutions for our customers’ data center, network, security, maintenance, and collaboration needs, including hosted, on-premise and hybrid cloud infrastructures. These solutions may encompass the full lifecycle of IT and include consulting, assessments, architecture, design, testing, implementation, and ongoing managed services and periodic consultative business reviews. We offer security, storage, cloud, mobility, hyper-converged infrastructure, and other advanced technologies. We design, implement and provide an array of IT solutions from multiple leading IT vendors. We are an authorized reseller from over 1,000 vendors, but primarily from approximately 100 vendors, including Check Point, Cisco Systems, Dell Technologies, FireEye, F5 Networks, HP Inc., HPE, Intel Security-McAfee, Juniper Networks, NetApp, Nimble Storage, Oracle, Palo Alto Networks, Pure Storage, VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their assets.

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

We focus exclusively on middle market and large enterprises. For the trailing twelve months ended September 30, 2016, the percentage of revenue by customer end market within our technology segment includes: technology industry 23%, state and local government, and educational institutions 22%, telecommunications, media and entertainment 15%, financial services 12%, and healthcare 10%. The majority of our sales were generated within the United States, however, we have the ability to support our customers nationally and internationally and in our fiscal year 2016 we acquired our first international subsidiary which is located in the U.K. Our technology segment accounts for 98% of our net sales, and 86% of our operating income, while our financing segment accounts for 2% of our net sales, and 14% of our operating income for the six months ended September 30, 2016.

Since the June 23, 2016 UK referendum (“Brexit”) on whether to remain in, or leave, the European Union, the United Kingdom has faced a remarkable range of political, monetary, economic and even constitutional challenges. For some companies, Brexit could impact revenue items, cost items, tax, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We have determined that our foreign currency exposure for our United Kingdom operations is insignificant in relation to total consolidated operations and we believe those potential fluctuations in currency exchange rates and other Brexit related economic and operational risks will not have a material effect on our results of operations and financial position.

We evaluate Brexit-related developments on a regular basis to determine if such developments are anticipated to have a material impact on the Company’s results on operations and financial position.

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

A summary of these key indicators which are not included in our unaudited condensed consolidated financial statements is presented as follows, (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Sales of products and services	$361,227	$324,259	$651,408	$583,955

Adjusted gross billings of product and services (1)	$487,308	$431,096	$884,781	$763,404

Gross margin	22.1%	21.4%	22.3%	21.6%
Gross margin, product and services	20.2%	19.4%	20.5%	19.7%
Operating income margin	7.6%	7.9%	6.8%	6.9%

Net earnings	$16,775	$15,679	$27,446	$24,493
Net earnings per common share - diluted	$2.42	$2.15	$3.91	$3.35

Non-GAAP: Net earnings (2)	$17,130	$16,000	$28,089	$25,146
Non-GAAP: Net earnings per common share - diluted (2)	$2.47	$2.19	$4.00	$3.44

Adjusted EBITDA (3)	$29,926	$27,861	$49,187	$44,135
Adjusted EBITDA margin (3)	8.1%	8.3%	7.3%	7.3%

Purchases of property and equipment used internally	$912	$576	$1,564	$1,194
Purchases of equipment under operating leases	1,367	8,118	1,605	14,424
Total capital expenditures	$2,279	$8,694	$3,169	$15,618

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Sales of products and services	$361,227	$324,259	$651,408	$583,955
Costs incurred related to sales of third party services	126,081	106,837	233,373	179,449
Adjusted gross billings of product and services	$487,308	$431,096	$884,781	$763,404

(2)
Non-GAAP net earnings per common share are based on net earnings calculated in accordance with GAAP, adjusted to exclude other income and acquisition related amortization expense, and related effects on income tax. Non-GAAP provision for income taxes is calculated based on the effective tax rate for the non-GAAP adjustments for the three and six months ended September 30, 2016. For comparative purposes, the non-GAAP provision for income tax for the six months ended September 30, 2016, excludes the tax benefit of the $0.5 million associated with the adoption in the quarter ended June 30, 2016 of the stock compensation accounting standard. There was no adjustment for this tax benefit in the quarter ended September 30, 2016. We use Non-GAAP net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income and acquisition related amortization expense in calculating Non-GAAP net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods. Accordingly, we believe that non-GAAP net earnings per common share provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Non-GAAP net earnings per common share as an analytical tool has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Non-GAAP net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
GAAP: Earnings before tax	$28,583	$26,661	$46,069	$41,727
Less: Other income	(380)	-	(380)	-
Plus: Acquisition related amortization expense	974	545	2,063	1,113
Non-GAAP: Earnings before provision for income taxes	29,177	27,206	47,752	42,840
Non-GAAP: Provision for income taxes	12,047	11,206	19,663	17,694
Non-GAAP: Net earnings	$17,130	$16,000	$28,089	$25,146

GAAP: Net earnings per common share - diluted	$2.42	$2.15	$3.91	$3.35
Non-GAAP: Net earnings per common share - diluted	$2.47	$2.19	$4.00	$3.44

(3)
We define Adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the following: interest expense, depreciation and amortization, provision for income taxes, and other income. Segment Adjusted EBITDA is defined as operating income calculated in accordance with GAAP, adjusted for interest expense, and appreciation and amortization. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. We provide below a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

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

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2016	2015	2016	2015
Net earnings	$16,775	$15,679	$27,446	$24,493
Provision for income taxes	11,808	10,982	18,623	17,234
Depreciation and amortization	1,723	1,200	3,498	2,408
Less: Other income	(380)	-	(380)	-
Adjusted EBITDA	$29,926	$27,861	$49,187	$44,135

Technology Segment
Operating income	$24,488	$22,647	$39,114	$35,674
Plus: Depreciation and amortization	1,721	1,196	3,492	2,400
Adjusted EBITDA	$26,209	$23,843	$42,606	$38,074

Financing Segment
Operating income	$3,715	$4,014	$6,575	$6,053
Plus: Depreciation and amortization	2	4	6	8
Adjusted EBITDA	$3,717	$4,018	$6,581	$6,061

Consolidated Results of Operations

During the three months ended September 30, 2016, net sales increased 10.5%, or $35.2 million to $371.5 million, compared to $336.3 million for the same period in the prior fiscal year. For the six months ended September 30, 2016, net sales increased 10.5%, or $63.8 million to $670.0 million, compared to $606.2 million for the same period in the prior fiscal year.

Net sales of product and services increased 11.4% or $37.0 million to $361.2 million, from $324.3 million for three months ended September 30, 2015. For the six months ended September 30, 2016, net sales of product and services increased 11.6% or $67.5 million to $651.4 million, from $584.0 million in the prior year. The increase in net sales of product and services revenues for both the three and six months ended September 30, 2016 was a result of higher demand from the telecom, media & entertainment industry, state and local government and education (“SLED”) organizations, technology, and financial services customers. Over 70% of our increase in net sales of product and services revenues for both the three and six months ended September 30, 2016 was a result of purchases by large corporate customers and SLED accounts.

Adjusted gross billings of product and services increased 13.0%, or $56.2 million to $487.3 million, for the three months ended September 30, 2016 from $431.1 million for the same period in the prior fiscal year. For the six months ended September 30, 2016, Adjusted gross billings of product and services increased 15.9%, or $121.4 million to $884.8 million, from $763.4 million for the same period in the prior fiscal year. The greater percentage increase in Adjusted gross billings of product and services over the percentage increase in net sales for both the three and six months ended September 30, 2016 was due to a shift in product and services mix, as we sold a higher proportion of third party software assurance, maintenance and services, which are presented on a net basis.

Consolidated gross profit rose 13.9% to $81.9 million, compared with $71.9 million for the three months ended September 30, 2015. Consolidated gross margins were 22.1% for the three months ended September 30, 2016, an increase of 70 basis points, compared to 21.4% for the three months ended September 30, 2015. Our gross margin for product and services was 20.2% during the three months ended September 30, 2016 compared to 19.4% during the three months ended September 30, 2015. Contributing to our margins for the three month period was a shift in product sales mix, as we sold a higher proportion of third party software assurance, maintenance and services. Also contributing to the higher gross margin was an increase in vendor incentives earned as a percentage of sales of product and services of 40 basis points for the three months September 30, 2016, as compared to the same period in the prior year.

For the six months ended September 30, 2016, consolidated gross profit rose 14.2% to $149.6 million, compared with $131.1 million for the same period in the prior fiscal year. Consolidated gross margins were 22.3% for the six months ended September 30, 2016, compared to 21.6% for the six months ended September 30, 2015. Our gross margin for product and services was 20.5% during the six months ended September 30, 2016 compared to 19.7% during the six months ended September 30, 2015.

Our operating expenses increased 18.7% to $53.7 million, representing 14.5% of net sales for the three months ended September 30, 2016 as compared to $45.3 million, representing 13.5% of net sales in the same period for the prior year. For the six months ended September 30, 2016 operating expenses increased 16.3% to $103.9 million, representing 15.5% of net sales, as compared to $89.3 million, representing 14.7% of net sales in the prior year. The majority of this increase reflects increased variable compensation as a result of the increase in gross profit, as well as additional employees. Our headcount increased by 9.9% to 1,096 from 997 a year ago. The personnel additions included 95 sales and engineering positions due to internal growth and the acquisition of IGX in December 2015, with the remaining additions being administrative hires.

Operating income for the three months ended September 30, 2016 increased 5.8% to $28.2 million, as compared to $26.7 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, the operating income margin decreased 30 basis points to 7.6% from 7.9% for the same period in the prior year. For the six months ended September 30, 2016, operating income increased 9.5% to $45.7 million, as compared to $41.7 million for the prior year period. For the six months ended September 30, 2016, the operating income margin decreased 10 basis points to 6.8% from 6.9% for the same period in the prior year.

During the quarter, we received $380 thousand related to the dynamic random access memory (DRAM) class action lawsuit, which claimed that manufacturers fixed the price for DRAM, a common component in consumer electronics, which is included within other income in our unaudited consolidated statement of operations.

Consolidated net earnings for the three months ended September 30, 2016 were $16.8 million, an increase of 7.0%, or $1.1 million, over the prior year’s results of $15.7 million. For the six months ended September 30, 2016 consolidated net earnings were $27.4 million, an increase of 12.1%, or $3.0 million, over the prior year’s results of $24.5 million. The increase in consolidated net earnings for both the three and six months ended September 30, 2016, over the prior year periods, is inclusive of non-operating income of $380 thousand relating to our claim in the class action lawsuit mentioned above.

Adjusted EBITDA increased $2.1 million, or 7.4%, to $29.9 million and Adjusted EBITDA margin decreased 20 basis points to 8.1% for the three months ended September 30, 2016, as compared to the prior period of 8.3%. For the six months ended September 30, 2016 Adjusted EBITDA increased $5.1 million, or 11.4%, to $49.2 million and Adjusted EBITDA margin of 7.3% remained the same as the prior period.

Diluted earnings per share increased 12.6%, or $0.27 to $2.42 per share for the three months ended September 30, 2016, as compared to $2.15 per share for the three months ended September 30, 2015. Our effective tax rate for the three months ended September 30, 2016 was 41.3%. Non-GAAP diluted earnings per share increased 12.8% to $2.47 for the three months ended September 30, 2016, as compared to $2.19 for the three months ended September 30, 2015. This non-GAAP metric excludes acquisition-related amortization expenses, other income and the related effects on income taxes.

For the six months ended September 30, 2016, diluted earnings per share increased 16.7%, or $0.56 to $3.91 per share, as compared to $3.35 per share for the same six months for the prior year. Our effective tax rate for the six months ended September 30, 2016 was 40.4%, which includes a tax benefit of $0.5 million, or $0.07 per diluted share, related to the adoption of the new share based compensation accounting standard. Non-GAAP diluted earnings per share increased 16.3% to $4.00 for the six months ended September 30, 2016, as compared to $3.44 for the six months ended September 30, 2015.

Cash and cash equivalents decreased $46.7 million or 49.3% to $48.0 million at September 30, 2016 compared with $94.8 million as of March 31, 2016. The decrease is primarily the result of investments in our financing portfolio, working capital required for the growth in our technology segment, an increase in committed inventory to $80.5 million, and the repurchase of 328,481 shares of our common stock for $26.8 million under our stock repurchase authorization in the six months ended September 30, 2016. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Financial Statements.

SEGMENT RESULTS OF OPERATIONS

The three and six months ended September 30, 2016 compared to the three and six months ended September 30, 2015

Technology Segment

The results of operations for our technology segment for the three and six months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2016	2015	Change		2016	2015	Change
Sales of product and services	$361,227	$324,259	$36,968	11.4%	$651,408	$583,955	$67,453	11.6%
Fee and other income	1,488	1,721	(233)	(13.5%)	2,764	3,532	(768)	(21.7%)
Net sales	362,715	325,980	36,735	11.3%	654,172	587,487	66,685	11.4%
Cost of sales, product and services	288,204	261,208	26,996	10.3%	518,051	468,926	49,125	10.5%
Gross profit	74,511	64,772	9,739	15.0%	136,121	118,561	17,560	14.8%

Professional and other fees	1,425	1,305	120	9.2%	2,922	2,567	355	13.8%
Salaries and benefits	40,182	33,476	6,706	20.0%	77,667	66,428	11,239	16.9%
General and administrative	6,695	6,126	569	9.3%	12,926	11,451	1,475	12.9%
Depreciation and amortization	1,721	1,196	525	43.9%	3,492	2,400	1,092	45.5%
Interest and financing costs	-	22	(22)	(100.0%)	-	41	(41)	(100.0%)
Operating expenses	50,023	42,125	7,898	18.7%	97,007	82,887	14,120	17.0%

Operating income	$24,488	$22,647	$1,841	8.1%	$39,114	$35,674	$3,440	9.6%

Adjusted EBITDA	$26,209	$23,843	$2,366	9.9%	$42,606	$38,074	$4,532	11.9%

Net sales: Net sales for the three months ended September 30, 2016 were $362.7 million compared to $326.0 million during the three months ended September 30, 2015, an increase of 11.3%, or $36.7 million. The increase in net sales of product and services revenues was a result of an increase in demand for products and services from our largest corporate customers for the three months ended September 30, 2016. For the six months ended September 30, 2016, net sales were $654.2 million compared to $587.5 million, an increase of 11.4%, or $66.7 million over the same period for the prior year. The increase in demand for products and services was related to our largest corporate and SLED customers for the six months ended September 30, 2016 over the prior year period.

Adjusted gross billings of product and services for the three months ended September 30, 2016 were $487.3 million compared to $431.1 million during the three months ended September 30, 2015, an increase of 13.0% or $56.2 million. For the six months ended September 30, 2016, Adjusted gross billings of product and services increased 15.9%, or $121.4 million to $884.8 million, from $763.4 million for the same period in the prior fiscal year. The increases in the three and six months ended September 30, 2016 over the prior year periods were due to higher customer demand for ePlus' IT solution offerings as well as revenues from the IGX acquisition.

Sales of product and services during the three months ended September 30, 2016 were $361.2 million compared to $324.3 million during the three months ended September 30, 2015, an increase of 11.4% or $37.0 million. For the six months ended September 30, 2016, sales of product and services increased 11.6%, or $67.5 million to $651.4 million, from $584.0 million for the same period in the prior fiscal year. The smaller increase in sales of product and services compared to Adjusted gross billings of product and services, reflects a higher proportion of sales from third party maintenance, software assurance, and services, which are presented on a net basis.

Summarized below are the sequential and year-over-year changes in net sales of product and services:

Quarter Ended	Sequential	Year over Year
September 30, 2016	24.5%	11.4%
June 30, 2016	(0.5%)	11.7%
March 31, 2016	1.3%	13.3%
December 31, 2015	(11.2%)	(2.6%)
September 30, 2015	24.9%	13.1%

We rely on our vendors to fulfill a large majority of shipments to our customers. As of September 30, 2016, we had open orders of $166.6 million and deferred revenue of $23.9 million. As of September 30, 2015, we had open orders of $73.9 million and deferred revenues of $22.6 million. The increase in open orders of $92.7 million is due to strong demand for products and services from our largest corporate and SLED customers.

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of sales of product and services by industry and vendor are summarized below:

	Twelve Months Ended September 30,
	2016	2015	Change
Revenue by customer end market:
SLED	22%	23%	(1%)
Technology	23%	21%	2%
Telecom, Media & Entertainment	15%	17%	(2%)
Healthcare	10%	10%	0%
Financial Services	12%	10%	2%
Other	18%	19%	(1%)
Total	100%	100%

Revenue by vendor:
Cisco Systems	49%	49%	0%
HP Inc. & HPE	6%	8%	(2%)
NetApp	5%	6%	(1%)
Sub-total	60%	63%	(3%)
Other	40%	37%	3%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year at approximately 80% of our revenues were generated from customers within the five end markets identified above. During the trailing twelve months ended September 30, 2016 we had an increase in revenues from customers in the technology, financial services, and healthcare industries, which was partially offset by decreases in the telecom, media and entertainment industry and SLED customers over the prior year period. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, a combined HP Inc. and HPE, and NetApp, which in total, declined to 60% for the trailing twelve months ended September 30, 2016 from 66% in the prior year trailing twelve month period, with the greatest decline in the percentage of total revenues in HP Inc. product sales. The decrease in the percentage of revenues from the top three vendors is due to substantial competition and rapid developments in the IT industry. None of the vendors included within the “other” category exceeded 3% of total revenues.

Gross profit: Our gross margin for product and services was expanded by 80 basis points to 20.2% during the three months ended September 30, 2016 compared to 19.4% during the three months ended September 30, 2015. For the six months ended September 30, 2016, gross margin for product and services was 20.5%, an increase of 80 basis points over 19.7% in the same period in the prior year. The expansion in gross margins was due to the strategy of shifting toward products with higher margins, an increase in gross profit from services, and a higher proportion of third party software assurance, maintenance and services, which are presented on a net basis. Contributing to our margins was an increase in vendor incentives earned as a percentage of sales of product and services for the three and six months ended September 30, 2016 of 40 basis points and 30 basis points, respectively, from the prior year.

Professional and other fees were $1.4 million for the three months ended September 30, 2016, compared to $1.3 million for the three months ended September 30, 2015, due primarily to legal, auditing, and outside consulting fees. Professional and other fees were $2.9 million for the six months ended September 30, 2016, compared to $2.6 million for the same period in the prior year, due primarily to legal, auditing, and outside consulting fees.

Salaries and benefits increased $6.7 million, or 20.0%, to $40.2 million during the three months ended September 30, 2016, compared to $33.5 million during the three months ended September 30, 2015. For the six months ended September 30, 2016, salaries and benefits increased to $77.7 million, a 16.9% increase over $66.4 million reported in the prior year. The increase in salaries and benefits is due to higher variable compensation as a result of the increase in gross profit, as well as higher salaries due to increases in personnel. Our technology segment had 1,047 employees as of September 30, 2016, an increase of 102 or 10.8% from 945 as of September 30, 2015. The position additions included 95 sales and engineering positions due to internal growth and the acquisition of IGX, with the remaining additions being administrative hires.

General and administrative expenses increased $0.6 million, or 9.3% to 6.7 million during the three months ended September 30, 2016 over the same period for the prior year. General and administrative expenses increased $1.5 million, or 12.9% to $12.9 million during the six months ended September 30, 2016 over the same period for the prior year. The increase in general and administrative expenses for the three and six months ended September 30, 2016 was due to higher software license and maintenance expense, and foreign currency transaction losses.

Depreciation and amortization expense increased $0.5 million, or 43.9%, to $1.7 million during the three months ended September 30, 2016 compared to $1.2 million in the prior year. For the six months ended September 30, 2016, depreciation and amortization expense increased $1.1 million, or 45.5%, to $3.5 million. The increase in depreciation and amortization expense is related to the acquisition of IGX in December, 2015.

Segment operating income: As a result of the foregoing, operating income was $24.5 million, an increase of $1.8 million, or 8.1% for the three months ended September 30, 2016 over the prior year period. Operating income was $39.1 million, an increase of $3.4 million, or 9.6% for the six months ended September 30, 2016 over the prior year period.

For the three months ended September 30, 2016, Adjusted EBITDA was $26.2 million, an increase of $2.4 million, or 9.9% over the prior year period. Adjusted EBITDA was $42.6 million for the six months ended September 30, 2016, an increase $4.5 million, or 11.9% over the same period in the prior year.

Financing Segment

The results of operations for our financing segment for the three and six months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2016	2015	Change		2016	2015	Change
Financing revenue	$8,722	$10,279	$(1,557)	(15.1%)	$15,709	$18,625	$(2,916)	(15.7%)
Fee and other income	25	27	(2)	(7.4%)	84	40	44	110.0%
Net sales	8,747	10,306	(1,559)	(15.1%)	15,793	18,665	(2,872)	(15.4%)
Direct lease costs	1,325	3,157	(1,832)	(58.0%)	2,317	6,175	(3,858)	(62.5%)
Gross profit	7,422	7,149	273	3.8%	13,476	12,490	986	7.9%

Professional and other fees	310	208	102	49.0%	599	464	135	29.1%
Salaries and benefits	2,114	2,264	(150)	(6.6%)	4,427	4,526	(99)	(2.2%)
General and administrative	881	259	622	240.2%	1,120	505	615	121.8%
Depreciation and amortization	2	4	(2)	(50.0%)	6	8	(2)	(25.0%)
Interest and financing costs	400	400	-	0.0%	749	934	(185)	(19.8%)
Operating expenses	3,707	3,135	572	18.2%	6,901	6,437	464	7.2%

Operating income	$3,715	$4,014	$(299)	(7.4%)	$6,575	$6,053	$522	8.6%

Adjusted EBITDA	$3,717	$4,018	$(301)	(7.5%)	$6,581	$6,061	$520	8.6%

Net sales: Net sales decreased by $1.6 million, or 15.1%, to $8.7 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 due to lower portfolio earnings and transactional gains. During the quarters ended September 30, 2016 and 2015, we recognized net gains on sales of financial assets of $1.7 million and $2.5 million, respectively, and the fair value of assets received from these sales were $75.4 million and $84.4 million, respectively. Portfolio earnings declined by $1.9 million to $2.6 million from $4.5 million recognized in the three months ended September 30, 2015, while post contract earnings increased $0.9 million to $4.1 million for the three months ended September 30, 2016 over the prior year, mainly due to a large expired lease contract converting to a month-to-month basis.

For the six months ended September 30, 2016, net sales decreased by $2.9 million, or 15.4%, to $15.8 million, as compared to the six months ended September 30, 2015 due to lower portfolio earnings. During the six months ended September 30, 2016 and 2015, we recognized net gains on sales of financial assets of $3.2 million and $4.0 million, respectively, the fair value of assets received from these sales were $129.6 million and $108.7 million, respectively. Portfolio earnings declined by $4.6 million to $4.5 million from $9.1 million recognized in the six months ended September 30, 2015, while post contract earnings increased $2.1 million to $7.5 million for the six months ended September 30, 2016 over the prior year.

At September 30, 2016, we had $150.7 million in financing receivables and operating leases, compared to $152.1 million as of September 30, 2015, a decrease of $1.4 million or 0.9%.

Gross profit: Gross profit increased by 3.8% to $7.4 million, or $0.3 million for the three months ended September 30, 2016 over the same period of the prior year, as a result of lower direct lease costs, which declined 58.0% from the same quarter in the prior year. For the six months ended September 30, 2016, gross profit increased by 7.9% to $13.5 million, or $1.0 million as compared to the same period in the prior year due to a decline in direct lease costs of 62.5% or $3.9 million. The significant decline in direct lease costs was driven by lower depreciation expense relating to our operating lease investments.

Operating expenses:  For the three months ended September 30, 2016 operating expenses increased by $0.6 million or 18.2%, which was due primarily to an increase in our reserves for credit losses, foreign currency transaction loses, outside legal and consulting expense, and software licensing and maintenance expense.  For the six months ended September 30, 2016 operating expenses increased by $0.5 million or 7.2%, which was due primarily to an increase in our reserves for credit losses necessitated by portfolio growth, foreign currency transaction losses, outside legal and consulting expense, partially offset by lower interest and financing costs. Our financing segment had 49 employees as of September 30, 2016, compared to 52 employees as of September 30, 2015.

Interest and financing costs remained constant at $0.4 million for the three months ended September 30, 2016, compared to the prior year. For the six months ended September 30, 2016, interest and financing costs decreased by $0.2 million due to a decrease in the average total notes payable outstanding and lower average interest rates over the six months ended September 30, 2016. Total notes payable were $57.4 million as of September 30, 2016, an increase of $14.7 million or 34.5% compared to $42.7 million as of September 30, 2015. Our weighted average interest rate for non-recourse notes payable was 2.94% and 3.18%, as of September 30, 2016 and September 30, 2015, respectively.

Segment operating income: As a result of the foregoing, operating income and Adjusted EBITDA both decreased $0.3 million or 7.4% and 7.5%, respectively, for the three months ended September 30, 2016 over the prior year period. For the six months ended September 30, 2016, operating income and Adjusted EBITDA both increased $0.5 million or 8.6% over the prior year period.

Consolidated

Income taxes: Our provision for income tax expense was $11.8 million and $18.6 for the three and six months ended September 30, 2016, respectively, as compared to $11.0 million and $17.2 million, for the same periods last year. Our effective income tax rates for the three and six months ended September 30, 2016 were 41.3% and 40.4%, respectively. Our effective income tax rates for the three and six months ended September 30, 2015 were 41.2% and 41.3%, respectively. The change in our effective income tax rate was due primarily to a tax benefit of $0.5 million associated with adoption of ASU 2016-09 Stock Compensation.

Net earnings: The foregoing resulted in net earnings of $16.8 million and $27.4 million for the three and six months ended September 30, 2016, respectively, an increase of 7.0% and 12.1%, as compared to $15.7 million and $24.5 million during the three months ended September 30, 2015, respectively.

Basic and fully diluted earnings per common share were $2.43 and $2.42, for the three months ended September 30, 2016, an increase of 12.5% and 12.6% as compared to $2.16 and $2.15, respectively, for the three months ended September 30, 2015. Basic and fully diluted earnings per common share were $3.94 and $3.91, for the six months ended September 30, 2016, an increase of 16.6% and 16.7% as compared to $3.38 and $3.35, respectively, for the six months ended September 30, 2015.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2016 was 6.9 million. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended September 30, 2015 was 7.3 million.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2016 was 7.0 million. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the six months ended September 30, 2015 was 7.2 million and 7.3 million respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). (f/k/a GE Commercial Distribution Finance LLC). ePlus Technology, inc’s agreement with WFCDF has an aggregate credit limit of $300 million as of September 30, 2016. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at September 30, 2016 or March 31, 2016, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(43,806)	$(21,509)
Net cash used in investing activities	(18,648)	(27,924)
Net cash provided by financing activities	15,330	36,133
Effect of exchange rate changes on cash	393	(33)

Net increase (decrease) in cash and cash equivalents	$(46,731)	$(13,333)

Cash flows from operating activities. Cash used in operating activities totaled $43.7 million during the six months ended September 30, 2016. Net earnings adjusted for the impact of non-cash items was $30.9 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $74.6 million, primarily due to additions to accounts receivables of $61.8 million, inventories of $47.3 million, partially offset by increases accounts payable of $14.8 million.

Cash used in operating activities totaled $21.5 million during the six months ended September 30, 2015. Net earnings adjusted for the impact of non-cash items was $28.5 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $50.0 million, primarily due to reductions in accounts receivables of $42.3 million, and reductions in salaries and commissions payable, deferred revenues and other liabilities of $11.0 million, partially offset by reductions in and deferred cost, other intangible assets and other assets of $11.0 million.

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of September 30,
	2016	2015

Days sales outstanding (1)	54	47
Days inventory outstanding (2)	13	6
Days payable outstanding (3)	(51)	(41)
Cash conversion cycle	16	12

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

Our standard payment term for customers is between 30-60 days; however, certain customers are approved for extended payment terms. Invoices processed through our credit facility, or the accounts payable—floor plan balance, are typically paid within 45-60 days from the invoice date, while accounts payable—trade invoices are typically paid within 30 days from the invoice date. Our cash conversion cycle was 16 days as of September 30, 2016 and 12 days as of September 30, 2015. Historically over the last three years our cash conversion cycle has fluctuated seasonally and has a normal range of 12 to 19 days.  The increase in the cash conversion cycle for September 30, 2016 over the prior year is due mainly to a significant increase in our inventories levels due to a large project for one of our major customers.

Cash flows related to investing activities. Cash used in investing activities was $18.6 million during the six months ended September 30, 2016. Cash used in investing activities during the six months ended September 30, 2016 was primarily driven by issuance of financing receivables of $64.0 million, and purchases of assets to be leased or financed of $4.5 million, which was partially offset by cash proceeds from the sale of financing receivables of $25.4 million, the repayment financing receivable of $24.0 million, and proceeds from the sale of property, equipment and operating lease equipment of $3.6 million.

Cash used in investing activities was $27.9 million for during the six months ended September 30, 2015, which was primarily driven by issuance of financing receivables of $67.6 million, purchase of assets to be leased of $9.4 million and purchases of property, equipment, and operating lease equipment of $15.6 million, which was partially offset by cash proceeds from the repayment financing receivable of $35.5 million, the sale of financing receivables of $26.0 million, and proceeds from the sale of property, equipment and operating lease equipment of $3.2 million.

Cash flows from financing activities. Cash provided by financing activities was $15.2 million during the six months ended September 30, 2016, which was primarily due to net borrowings on the floor plan facility of $28.2 million and net borrowings of non-recourse and recourse notes payable of $17.5 million, which was offset by $30.5 million in cash used for the repurchase of common stock. Cash provided by financing activities was $36.1 million during the six months ended September 30, 2015, which was due to net borrowings on the floor plan facility of $27.6 million and net borrowings of non-recourse and recourse notes payable of $11.1 million, which was partially offset by $2.5 million for the repurchase of common stock.

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

The financing necessary to support our lease and financing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. We are able to obtain financing through our traditional lending sources which is primarily non-recourse borrowings from third party banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed payments at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid, the lien is released and all further proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk, and the lender’s only recourse, upon default, is against the customer and the specific equipment.

At September 30, 2016, our non-recourse notes payable increased 24.3% to $54.8 million, as compared to $44.1 million at March 31, 2016. Recourse notes payable decreased 21.7% to $2.6 million as of September 30, 2016 compared to $3.3 million as of March 31, 2016.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of September 30, 2016, the facility had an aggregate limit of the two components of $300.0 million with an accounts receivable sub-limit of $30.0 million. We executed an amendment to the WFCDF credit facility, as of July 28, 2016, which temporarily increased the aggregate limit of the two components from $250.0 million to $300.0 million through October 31, 2016.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2016. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2016	Balance as of September 30, 2016	Maximum Credit Limit at March 31, 2016	Balance as of March 31, 2016
$300,000	$150,096	$250,000	$121,893

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from WFCDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at September 30, 2016 or March 31, 2016, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of September 30, 2016, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third party and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2016 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of September 30, 2016, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

In December 2015, we purchased 100% of the stock of IGXGlobal UK, Ltd, a company formed and operated in the United Kingdom with a functional currency of British Pounds. In addition, the company also transacts in Euros and U. S. Dollars. There is a potential for exposure to fluctuations in foreign currency rates resulting primarily from the transaction exposure associated with the preparation of our consolidated financial statements. In addition, we have foreign currency exposure when transactions are not denominated in the subsidiary’s functional currency. To date, our United Kingdom operations are insignificant in relation to total consolidated operations and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material.  From time to time, we have been a plaintiff, or may be named as a defendant, in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition.  Legal proceedings which may arise in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment-related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches.  We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability.  We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2016.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2016 through April 30, 2016	113,035	$80.70	113,035	270,663	(2)
May 1, 2016 through May 31, 2016	78,659	$81.59	78,659	192,004	(3)
June 1, 2016 through June 30, 2016	64,834	$84.78	35,098	156,906	(4)
July 1, 2016 through July 31, 2016	83,510	$82.47	83,510	73,396	(5)
August 1, 2016 through August 16, 2016	18,179	$82.88	18,179	0	(6)
August 19, 2016 through August 31, 2016	-	$-	-	500,000	(7)
September 1, 2016 through September 30, 2016	-	$-	-	500,000	(8)

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

(5)
The share purchase authorization in place for the month ended July 31, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2016, the remaining authorized shares to be purchased were 73,396.

(6)	As of August 16, 2016 the authorization under the then existing share purchase plan expired.
(7)
On August 9, 2016, the board of directors authorized the company to repurchase up to 500,000 shares of its outstanding common stock commencing on August 19, 2016 through August 18, 2017. As of August 31, 2016, the remaining authorized shares to be purchased were 500,000.

(8)
The share purchase authorization in place for the month ended September 30, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2016, the remaining authorized shares to be purchased were 500,000.

The timing and expiration date of the current stock repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Form of Indemnification Agreement ( Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 23, 2016.)

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 3, 2016	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2016	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)