Form 10-Q
period 2016-12-31
EPLUS INC
filed 2017-02-03
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of January 31, 2017 was 7,080,467

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

•	significant adverse changes in, reductions in, or loss of our largest customer or one or more of our large customers, or vendors;
•	exposure to changes in, interpretations of, or enforcement trends in legislation and regulatory matters;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	reduction of vendor incentives provided to us;
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2016	As of March 31, 2016
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$69,677	$94,766
Accounts receivable—trade, net	297,460	234,628
Accounts receivable—other, net	34,183	41,771
Inventories—net	111,076	33,343
Financing receivables—net, current	65,945	56,448
Deferred costs	6,418	6,371
Other current assets	4,035	10,649
Total current assets	588,794	477,976

Financing receivables and operating leases—net	74,490	75,906
Property, equipment and other assets	11,704	8,644
Goodwill and other intangible assets—net	61,690	54,154
TOTAL ASSETS	$736,678	$616,680

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$121,562	$76,780
Accounts payable—floor plan	120,854	121,893
Salaries and commissions payable	17,412	14,981
Deferred revenue	63,665	18,344
Recourse notes payable—current	1,605	2,288
Non-recourse notes payable—current	41,785	26,042
Other current liabilities	15,842	13,118
Total current liabilities	382,725	273,446

Recourse notes payable—long term	-	1,054
Non-recourse notes payable—long term	10,608	18,038
Deferred tax liability—net	3,075	3,001
Other liabilities	6,475	2,263
TOTAL LIABILITIES	402,883	297,802

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized;13,310 issued and 7,080 outstanding at December 31, 2016 and 13,237 issued and 7,365 outstanding at March 31, 2016	133	132
Additional paid-in capital	122,031	117,511
Treasury stock, at cost, 6,230 and 5,872 shares at December 31, 2016 and March 31, 2016, respectively	(158,948)	(129,518)
Retained earnings	371,290	331,224
Accumulated other comprehensive income—foreign currency translation adjustment	(711)	(471)
Total Stockholders' Equity	333,795	318,878
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$736,678	$616,680

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31, December 31,
	2016	2015	2016	2015

	(in thousands, except per share data)

Net sales	$326,657	$298,644	$996,622	$904,796
Cost of sales	252,871	234,584	773,239	709,685
Gross profit	73,786	64,060	223,383	195,111

Professional and other fees	1,397	1,882	4,918	4,913
Salaries and benefits	42,385	37,372	124,479	108,326
General and administrative expenses	6,378	5,434	20,424	17,390
Depreciation and amortization	1,910	1,331	5,408	3,739
Interest and financing costs	409	396	1,158	1,371
Operating expenses	52,479	46,415	156,387	135,739

Operating income	21,307	17,645	66,996	59,372

Other income	-	-	380	-

Earnings before tax	21,307	17,645	67,376	59,372

Provision for income taxes	8,687	7,348	27,310	24,582

Net earnings	$12,620	$10,297	$40,066	$34,790

Net earnings per common share—basic	$1.83	$1.41	$5.77	$4.79
Net earnings per common share—diluted	$1.81	$1.40	$5.71	$4.74

Weighted average common shares outstanding—basic	6,896	7,280	6,946	7,260
Weighted average common shares outstanding—diluted	6,960	7,329	7,013	7,336

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(amounts in thousands)

NET EARNINGS	$12,620	$10,297	$40,066	$34,790

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(145)	(139)	(240)	(273)

Other comprehensive income (loss)	(145)	(139)	(240)	(273)

TOTAL COMPREHENSIVE INCOME	$12,475	$10,158	$39,826	$34,517

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2016	2015
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$40,066	$34,790

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	8,758	13,020
Reserve for credit losses, inventory obsolescence and sales returns	926	(91)
Share-based compensation expense	4,520	4,210
Deferred taxes	89	-
Payments from lessees directly to lenders—operating leases	(1,831)	(3,587)
Gain on disposal of property, equipment and operating lease equipment	(3,742)	(2,621)
Gain on sale of financing receivables	(3,968)	(5,439)
Other	227	224
Changes in:
Accounts receivable—trade	(57,732)	(31,692)
Accounts receivable—other	(4,232)	(1,176)
Inventories	(77,422)	(5,643)
Financing receivables—net	17,797	(10,670)
Deferred costs, other intangible assets and other assets	1,838	5,888
Accounts payable	53,208	(5,912)
Salaries and commissions payable, deferred revenue and other liabilities	51,200	(9,018)
Net provided by (cash used) in operating activities	$29,702	$(17,717)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	6,380	5,349
Purchases of property, equipment and operating lease equipment	(7,300)	(17,008)
Purchases of assets to be leased or financed	(5,897)	(10,828)
Issuance of financing receivables	(114,671)	(102,612)
Repayments of financing receivables	44,091	49,230
Proceeds from sale of financing receivables	39,857	48,174
Cash used in acquisitions, net of cash acquired	(9,500)	(16,649)
Net cash used in investing activities	$(47,040)	$(44,344)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Nine Months Ended December 31,
	2016	2015
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	34,020	$27,865
Repayments of non-recourse and recourse notes payable	(5,412)	(254)
Repurchase of common stock	(30,493)	(2,475)
Dividends paid	-	(80)
Payments of contingent consideration	(718)	(1,158)
Net borrowings (repayments) on floor plan facility	(5,602)	28,581
Net cash provided by (used in) financing activities	(8,205)	52,479

Effect of exchange rate changes on cash	454	(26)

Net Decrease in Cash and Cash Equivalents	(25,089)	(9,608)

Cash and Cash Equivalents, Beginning of Period	94,766	76,175

Cash and Cash Equivalents, End of Period	$69,677	$66,567

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$38	$65
Cash paid for income taxes	$23,381	$26,463

Schedule of Non-Cash Investing and Financing Activities:
Investing Activities
Proceeds from sale of property, equipment, and operating lease equipment	$429	$7,993
Purchase of property, equipment, and operating lease equipment	$(2,442)	$(11,985)
Purchase of assets to be leased or financed	$(12,700)	$(8,554)
Issuance of financing receivables	$(110,120)	$(91,022)
Repayment of financing receivables	$16,454	$12,357
Proceeds from sale of financing receivables	$104,430	$75,584

Financing Activities
Borrowing of non-recourse and recourse notes payable	$33,651	$42,840
Repayments of non-recourse and recourse notes payable	$(20,438)	$(22,292)
Vesting of share-based compensation	$7,982	$7,743

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2016	7,365	$132	$117,511	$(129,518)	$331,224	$(471)	$318,878
Issuance of restricted stock awards	73	1	-	-	-	-	1
Share-based compensation	-	-	4,520	-	-	-	4,520
Repurchase of common stock	(358)	-	-	(29,430)	-	-	(29,430)
Net earnings	-	-	-	-	40,066	-	40,066
Foreign currency translation adjustment	-	-	-	-	-	(240)	(240)
Balance, December 31, 2016	7,080	$133	$122,031	$(158,948)	$371,290	$(711)	$333,795

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

INTERIM FINANCIAL STATEMENTS — The unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2016 and 2015 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three and nine months ended December 31, 2016 and 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2017 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2016 (“2016 Financial Statements”), which should be read in conjunction with these interim condensed consolidated financial statements.

USE OF ESTIMATES — The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangible assets, reserves for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

The notes to the consolidated financial statements contained in the 2016 Financial Statements include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the nine months ended December 31, 2016.

DEFERRED COSTS AND DEFERRED REVENUES — Deferred costs include internal and third party costs associated with deferred revenue arrangements. Deferred revenue includes payments received from customers in advance of delivering equipment and software or performing professional, managed and hosting services and amounts deferred when any of the other revenue recognition criteria have not been met. At December 31, 2016, total deferred costs and revenues were $9.4 million and $67.3 million, respectively, compared to $8.2 million and $20.2 million, respectively, as of March 31, 2016. The increase in deferred revenue is primarily due to prepayments by a customer for equipment that we expect to deliver in the next three to six months.

CONCENTRATIONS OF RISK — A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett Packard Enterprise (“HPE”), and NetApp products, which represented approximately 45%, 6% and 6% and 49%, 6% and 5%, respectively, for the three and nine months ended December 31, 2016. Sales of Cisco Systems, Hewlett Packard (“HP”), and NetApp products represented approximately 48%, 6%, and 7%, and 49%, 8%, and 5%, respectively, for the three and nine months ended December 31, 2015. Any changes in our vendors’ ability to provide products or incentive programs could have a material adverse effect on our business, results of operations and financial condition.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Stock Compensation. This update simplifies several aspects of the accounting for share-based payment transactions. As permitted, we elected to early adopt this update during the quarter ended June 30, 2016. The amendments requiring recognition of excess tax benefits and deficiencies in the income statement have been applied prospectively resulting in a benefit in the nine months ended December 31, 2016 of $0.5 million, or $0.07 per share. We elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, $1.2 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the nine months ended December 31, 2015 have been reclassified as cash flows from operating activities. As part of adopting this update, we additionally elected as an accounting policy to account for forfeitures of share-based awards when they occur. As we had previously estimated the forfeiture rate to be zero, there is no cumulative-effect adjustment to retained earnings as a result of our election.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede all current U.S. GAAP on this topic. The FASB subsequently issued ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, in March 2016, April 2016, May 2016, and December 2016 respectively, to amend the guidance in ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. Including the one-year deferral, these updates become effective for us in our quarter ending June 30, 2018, and early adoption is permitted for us in our quarter ending June 30, 2017. The update can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of this update on our financial statements and have not yet selected our planned transition approach.

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

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

December 31, 2016	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$53,167	$71,343	$124,510
Estimated unguaranteed residual value (1)	-	18,069	18,069
Initial direct costs, net of amortization (2)	465	518	983
Unearned income	-	(7,017)	(7,017)
Reserve for credit losses (3)	(3,508)	(778)	(4,286)
Total, net	$50,124	$82,135	$132,259
Reported as:
Current	$32,269	$33,676	$65,945
Long-term	17,855	48,459	66,314
Total, net	$50,124	$82,135	$132,259

(1)	Includes estimated unguaranteed residual values of $11,932 thousand for direct financing leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $665 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

March 31, 2016	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$44,442	$66,303	$110,745
Estimated unguaranteed residual value (1)	-	12,693	12,693
Initial direct costs, net of amortization (2)	312	475	787
Unearned income	-	(5,543)	(5,543)
Reserve for credit losses (3)	(3,381)	(685)	(4,066)
Total, net	$41,373	$73,243	$114,616
Reported as:
Current	$24,962	$31,486	$56,448
Long-term	16,411	41,757	58,168
Total, net	$41,373	$73,243	$114,616

(1)	Includes estimated unguaranteed residual values of $6,722 thousand for direct financing leases which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $612 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	December 31, 2016	March 31, 2016
Cost of equipment under operating leases	$17,062	$36,635
Accumulated depreciation	(8,886)	(18,897)
Investment in operating lease equipment—net (1)	$8,176	$17,738

(1)	These totals include estimated unguaranteed residual values of $928 thousand and $3,417 thousand as of December 31, 2016 and March 31, 2016, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic 860, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of December 31, 2016 and March 31, 2016 we had financing receivables of $54.9 million and $36.1 million, respectively, and operating leases of $6.7 million and $13.9 million, respectively, which were collateral for non-recourse notes payable. See Note 7, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended December 31, 2016 and 2015, we recognized net gains of $0.9 million and $1.4 million, respectively, and total proceeds from these sales were $55.8 million and $54.1 million, respectively. During the nine months ended December 31, 2016 and 2015, we recognized net gains of $4.1 million and $5.4 million, respectively. The total proceeds from these sales were $185.4 million and $162.7 million for the nine months ended December 31, 2016 and 2015, respectively.

For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. In a limited number of such sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease. As of December 31, 2016, our maximum potential future payments related to such guarantees is $1.2 million. We believe the possibility of making any payments to be remote.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill and other intangible assets consist of the following (in thousands):

	December 31, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Goodwill	$58,145	$(8,673)	$49,472	$50,824	$(8,673)	$42,151
Customer relationships & other intangibles	22,818	(11,640)	11,178	20,401	(9,193)	11,208
Capitalized software development	3,247	(2,207)	1,040	2,709	(1,914)	795
Total	$84,210	$(22,520)	$61,690	$73,934	$(19,780)	$54,154

GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. All of our goodwill as of December 31, 2016 and March 31, 2016 is related to our technology reportable segment, which we also determined to be one reporting unit.

Goodwill increased by $7.3 million from March 31, 2016 to December 31, 2016 due to the addition of $7.6 million from our acquisition of certain assets and assumption of certain liabilities of the IT Services equipment and integration business of Consolidated Communications Holdings, Inc. (“Consolidated IT Services”) in December, 2016, partially offset by $0.3 million due to foreign currency translation. See Note 15, “Business Combinations” for additional information.

We performed our annual test for impairment for fiscal year 2017 as of October 1, 2016. We elected to bypass the qualitative assessment of goodwill and estimate the fair value of our reporting units. The fair value of our technology reporting unit substantially exceeded its carrying value as of October 1, 2016. Our conclusions would not be impacted by a ten percent change in our estimate of the fair value of the reporting unit.

We performed our annual test for impairment for fiscal year 2016 as of October 1, 2015. We performed a qualitative assessment for goodwill and concluded that the fair value of our  reporting units, more likely than not, exceeded their respective carrying values as of October 1, 2015.

OTHER INTANGIBLE ASSETS

Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 7 years. Trade names and trademarks are amortized over an estimated useful life of 10 years.

Total amortization expense for other intangible assets was $1.1 million and $0.8 million for the three months and $3.4 million and $2.1 million for the nine months ended December 31, 2016 and 2015, respectively.

5.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the nine months ended December 31, 2016 and 2015 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2016	$1,127	$3,381	$685	$5,193
Provision for credit losses	229	139	93	461
Write-offs and other	(32)	(12)	-	(44)
Balance December 31, 2016	$1,324	$3,508	$778	$5,610

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2015	$1,169	$3,573	$881	$5,623
Provision for credit losses	12	7	(50)	(31)
Write-offs and other	(119)	-	-	(119)
Balance December 31, 2015	$1,062	$3,580	$831	$5,473

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	December 31, 2016		March 31, 2016
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$406	$655	$279	$562
Ending balance: individually evaluated for impairment	3,102	123	3,102	123
Ending balance	$3,508	$778	$3,381	$685

Minimum payments:
Ending balance: collectively evaluated for impairment	$50,016	$71,201	$41,340	$66,161
Ending balance: individually evaluated for impairment	3,151	142	3,102	142
Ending balance	$53,167	$71,343	$44,442	$66,303

As of December 31, 2016 and March 31, 2016 we had a balance outstanding of $3.2 million for a customer in bankruptcy which is in a non-accrual status. We place receivables on non-accrual status when events, such as a customer’s declaring bankruptcy, occur that indicate a receivable will not be collectable. We charge off uncollectable financing receivables when we stop pursuing collection.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of December 31, 2016 and March 31, 2016 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2016

High CQR	$163	$49	$98	$310	$137	$45,570	$46,017	$(3,466)	$(21,532)	$21,019
Average CQR	44	25	96	165	43	24,976	25,184	(1,667)	(12,684)	10,833
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$207	$74	$336	$617	$180	$70,546	$71,343	$(5,152)	$(34,216)	$31,975

March 31, 2016

High CQR	$575	$52	$94	$721	$984	$46,157	$47,862	$(2,705)	$(22,914)	$22,243
Average CQR	15	17	78	110	159	18,030	18,299	(1,387)	(8,714)	8,198
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$590	$69	$314	$973	$1,143	$64,187	$66,303	$(4,111)	$(31,628)	$30,564

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as December 31, 2016 and March 31, 2016 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2016

High CQR	$1,369	$312	$827	$2,508	$1,244	$28,206	$31,958	$(15,330)	$16,628
Average CQR	157	10	-	167	920	16,971	18,058	(12,640)	5,418
Low CQR	-	-	3,151	3,151	-	-	3,151	-	3,151
Total	$1,526	$322	$3,978	$5,826	$2,164	$45,177	$53,167	$(27,970)	$25,197

March 31, 2016

High CQR	$399	$305	$2,168	$2,872	$301	$24,092	$27,265	$(11,644)	$15,621
Average CQR	-	-	-	-	202	13,873	14,075	(9,942)	4,133
Low CQR	-	-	3,102	3,102	-	-	3,102	-	3,102
Total	$399	$305	$5,270	$5,974	$503	$37,965	$44,442	$(21,586)	$22,856

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

6.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	December 31, 2016	March 31, 2016
Other current assets:
Deposits & funds held in escrow	$485	$3,116
Prepaid assets	2,773	6,683
Other	777	850
Total other current assets	$4,035	$10,649

Other assets:
Deferred costs	$2,979	$1,831
Property and equipment, net	6,945	6,266
Other	1,780	547
Total other assets - long term	$11,704	$8,644

	December 31, 2016	March 31, 2016
Other current liabilities:
Accrued expenses	$6,969	$7,109
Accrued income taxes payable	1,093	-
Other	7,780	6,009
Total other current liabilities	$15,842	$13,118

Other liabilities:
Deferred revenue	$3,599	$1,866
Other	2,876	397
Total other liabilities - long term	$6,475	$2,263

7.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	December 31, 2016	March 31, 2016

Recourse notes payable with interest rates ranging from 2.75% and 4.13% at December 31, 2016 and ranging from 2.70% and 4.13%at March 31, 2016.
Current	$1,605	$2,288
Long-term	-	1,054
Total recourse notes payable	$1,605	$3,342

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.0% to 7.50% at December 31, 2016 and ranging from 1.70% to 8.50% as of March 31, 2016.

Current	$41,785	$26,042
Long-term	10,608	18,038
Total non-recourse notes payable	$52,393	$44,080

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.38% and 3.13%, as of December 31, 2016 and March 31, 2016, respectively. The weighted average interest rate for our recourse notes payable was 3.24%, as of December 31, 2016 and March 31, 2016. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $120.9 million and $121.9 million as of December 31, 2016 and March 31, 2016, respectively. Under the accounts receivable component, we had no outstanding balances as of December 31, 2016 and March 31, 2016.

As of December 31, 2016, the facility agreement had an aggregate limit of the two components of $250 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2016. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

Fair Value

As of December 31, 2016 and March 31, 2016, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we may be or have been a plaintiff, or may be or have been named as a defendant, in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment-related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

During the nine months ended December 31, 2016, we received $380 thousand related to the dynamic random access memory (“DRAM”) class action lawsuit, which claimed that manufacturers fixed the price for DRAM, which was included within other income on our unaudited consolidated statement of operations.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our consolidated statements of operations for the three and nine months ended December 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net earnings attributable to common shareholders - basic and diluted	$12,620	$10,297	$40,066	$34,790

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	6,896	7,280	6,946	7,260
Effect of dilutive shares	64	49	67	76
Weighted average shares common outstanding — diluted	6,960	7,329	7,013	7,336

Earnings per common share - basic	$1.83	$1.41	$5.77	$4.79

Earnings per common share - diluted	$1.81	$1.40	$5.71	$4.74

Stock Split

On February 2, 2017, our Board of Directors declared a two-for-one stock split effected in the form of a stock dividend. The share distribution will occur March 31, 2017. All references made to share or per share amounts in the accompanying unaudited condensed consolidated financial statements and applicable disclosures are presented on a pre-split basis. As a result of the stock split, all historical per share data and number of shares outstanding presented in future financial statements will be retroactively adjusted.

The following table provides pro forma earnings per share, giving retroactive effect to the stock split (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015

Earnings per common share:
Basic — pro forma	$0.92	$0.71	$2.88	$2.40
Diluted — pro forma	$0.91	$0.70	$2.86	$2.37

Weighted average common shares outstanding:
Basic — pro forma	13,791	14,561	13,891	14,519
Diluted — pro forma	13,920	14,659	14,026	14,672

10.	STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2016, we purchased 328,481 shares of our outstanding common stock at an average cost of $81.62 per share for a total purchase price of $26.8 million under the share repurchase plan. We also purchased 29,736 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2015, we did not purchase any shares of our outstanding common stock under the share repurchase plan; however, we did purchase 30,447 shares of common stock at a value of $2.5 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

Since the inception of our initial repurchase program on September 20, 2001 to December 31, 2016, we have repurchased approximately 6.0 million shares of our outstanding common stock at an average cost of $24.44 per share for a total purchase price of $147.3 million.

11.	SHARE-BASED COMPENSATION

Share-Based Plans

As of December 31, 2016, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). Both of the share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the nine months ended December 31, 2016, we granted 5,692 restricted shares under the 2008 Director LTIP, and 67,269 restricted shares under the 2012 Employee LTIP. For the nine months ended December 31, 2015, we granted 6,383 restricted shares under the 2008 Director LTIP, and 118,974 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2016	203,828	$72.33
Granted	72,961	$86.24
Vested	(90,356)	$65.99
Forfeited	(349)	$76.87
Nonvested December 31, 2016	186,084	$80.86

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the nine months ended December 31, 2016, the Company had withheld 29,736 shares of common stock at a value of $2.6 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During each of the three months ended December 31, 2016 and 2015, we recognized $1.5 million of total share-based compensation expense. During the nine months ended December 31, 2016 and 2015, we recognized $4.5 million and $4.2 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $11.8 million as of December 31, 2016, which will be fully recognized over the next forty-two (42) months.

We also provide our employees with a contributory 401(k) plan. Employer contribution percentages are determined by us and are discretionary each year. The employer contributions vest pro-ratably over a four-year service period by the employees, after which all employer contributions will be fully vested. For the three months ended December 31, 2016 and 2015 our estimated contribution expense for the plan were $0.5 million and $0.4 million, respectively. For the nine months ended December 31, 2016 and 2015, our estimated contribution expense for the plan was $1.2 million and $1.1 million, respectively.

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

We recognize interest and penalties for uncertain tax positions. As of December 31, 2016 our gross liability related to uncertain tax positions was $72 thousand. At December 31, 2016 if the unrecognized tax benefits of $72 thousand were to be recognized, including the effect of interest, penalties and federal tax benefit, the impact would be $106 thousand.

We also recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. We did not recognize any additional penalties in the three and nine month periods ended December 31, 2016. We had $51 thousand and $47 thousand accrued for the payment of interest at December 31, 2016 and 2015, respectively.

As permitted by the recently issued ASU 2016-09, Stock Compensation, we elected to early adopt this update during the quarter ended June 30, 2016. The amendments requiring recognition of excess tax benefits and deficiencies in the income statement have been applied prospectively resulting in a benefit in the nine months ended December 31, 2016 of $0.5 million.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2016 and March 31, 2016 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31.2016
Assets:
Money market funds	$29,851	$29,851	$-	$-

Liabilities:
Contingent consideration	$554	$-	$-	$554

March 31, 2016
Assets:
Money market funds	$39,509	$39,509	$-	$-
Liabilities:
Contingent consideration	$1,041	$-	$-	$1,041

We recorded no adjustments that increased the fair value of our liability for contingent consideration for the three months ended December 31, 2016. For the nine months December 31, 2016, we recorded adjustments that increased the fair value of our liability for contingent consideration by $232 thousand; and such adjustments were presented within general and administrative expenses in our unaudited condensed consolidated statement of operations. During the three months and nine months ended December 31, 2016, we paid $0.7 million to satisfy the current obligations of the contingent consideration arrangement.

For the three and nine months ended December 31, 2015, we recorded adjustments that increased the fair value of our liability for contingent consideration by $3 thousand and $318 thousand, respectively. During the three months and nine months ended December 31, 2015, we paid $1.2 million to satisfy the current obligations of the contingent consideration arrangement.

14.	SEGMENT REPORTING

Our operations are conducted through two operating segments that are also both reportable segments. Our technology segment includes sales of information technology products, third-party software, third-party maintenance, advanced professional and managed services and our proprietary software to commercial enterprises, state and local governments, and government contractors. Our financing segment consists of the financing of IT equipment, software and related services to commercial enterprises, state and local governments, and government contractors. We measure the performance of the segments based on operating income. Our reportable segment information was as follows (in thousands):

	Three Months Ended
	December 31, 2016			December 31, 2015
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$317,391	$-	$317,391	$287,859	$-	$287,859
Financing revenue	-	8,190	8,190	-	9,289	9,289
Fee and other income	915	161	1,076	1,506	(10)	1,496
Net sales	318,306	8,351	326,657	289,365	9,279	298,644

Cost of sales, product and services	251,729	-	251,729	231,503	-	231,503
Direct lease costs	-	1,142	1,142	-	3,081	3,081
Cost of sales	251,729	1,142	252,871	231,503	3,081	234,584

Professional and other fees	1,216	181	1,397	1,608	274	1,882
Salaries and benefits	40,155	2,230	42,385	35,043	2,329	37,372
General and administrative expenses	6,409	(31)	6,378	5,203	231	5,434
Depreciation and amortization	1,908	2	1,910	1,327	4	1,331
Interest and financing costs	-	409	409	10	386	396
Operating expenses	49,688	2,791	52,479	43,191	3,224	46,415

Operating income	$16,889	$4,418	$21,307	$14,671	$2,974	$17,645

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$1,941	$985	$2,926	$1,365	$3,152	$4,517
Purchases of property, equipment and operating lease equipment	$849	$3,282	$4,131	$506	$884	$1,390

Selected Financial Data - Balance Sheet
Total assets	$546,728	$189,950	$736,678	$401,422	$229,012	$630,434

	Nine Months Ended
	December 31, 2016			December 31, 2015
Statement of Operations	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$968,799	$-	$968,799	$871,814	$-	$871,814
Financing revenue	-	23,899	23,899	-	27,914	27,914
Fee and other income	3,679	245	3,924	5,038	30	5,068
Net sales	972,478	24,144	996,622	876,852	27,944	904,796

Cost of sales, product and services	769,780	-	769,780	700,429	-	700,429
Direct lease costs	-	3,459	3,459	-	9,256	9,256
Cost of sales	769,780	3,459	773,239	700,429	9,256	709,685

Professional and other fees	4,138	780	4,918	4,175	738	4,913
Salaries and benefits	117,822	6,657	124,479	101,471	6,855	108,326
General and administrative expenses	19,335	1,089	20,424	16,653	737	17,390
Depreciation and amortization	5,400	8	5,408	3,728	11	3,739
Interest and financing costs	-	1,158	1,158	51	1,320	1,371
Operating expenses	146,695	9,692	156,387	126,078	9,661	135,739

Operating income	$56,003	$10,993	$66,996	$50,345	$9,027	$59,372

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$5,494	$3,264	$8,758	$3,831	$9,189	$13,020
Purchases of property, equipment and operating lease equipment	$2,413	$4,887	$7,300	$1,700	$15,308	$17,008

Selected Financial Data - Balance Sheet
Total assets	$546,728	$189,950	$736,678	$401,422	$229,012	$630,434

The total of the reportable segments’ measure of profit or loss excludes other income of $380 thousand for the nine months ended December 31, 2016, which is included in the consolidated earnings before tax but is not allocated to the segments.

On July 25, 2016, the Company announced its appointment of a new Chief Executive Officer and President effective August 1, 2016. We are currently evaluating the impact of this change to the determination of our reportable segments.

15.	BUSINESS COMBINATIONS

Consolidated IT Services acquisition

On December 6, 2016, our subsidiary ePlus Technology, inc., acquired certain assets and assumed certain liabilities of Consolidated IT Services. Consolidated IT Services business provides data center, unified communications, networking, and security solutions to a diverse set of domestic and international customers including commercial, enterprise, and state, local, and education (SLED) organizations in the upper Midwest. The primary reasons for this acquisition are that Consolidated IT Services expands our reach to the upper Midwest, a new geography for ePlus, and enables us to market our advanced technology solutions to their long-standing client base.

The total purchase price is $13.1 million including $9.5 million paid in cash at closing and $4.0 million that will be paid in cash in equal quarterly installments over 2 years, less $0.4 million that we believe is due back to us as part of the final working capital adjustment. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount

Accounts receivable and other current assets	$7,501
Property and equipment	1,045
Identified intangible assets	3,340
Accounts payable and other current liabilities	(6,411)
Total identifiable net assets	5,475
Goodwill	7,614

Total purchase consideration	$13,089

As stated above, our allocation of the purchase consideration is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available.

The identified intangible assets of $3.3 million consist entirely of customer relationships with an estimated useful life of 7 years.

We recognized goodwill related to this transaction of $7.6 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period through the acquisition date had the acquisition date been April 1, 2016, is not material.

IGX acquisition

On December 4, 2015, our subsidiary ePlus Technology, inc., acquired certain assets and assumed certain liabilities of IGX Acquisition Global, LLC (“IGX Acquisition”), and IGX Support, LLC, including IGX Acquisition’s wholly-owned subsidiary, IGXGlobal UK Limited (collectively, “IGX”), which provide advanced security solutions, secured networking products and related professional services to a diverse set of domestic and international customers including commercial, enterprise, and state and local government and education (“SLED”) organizations. IGX is headquartered near Hartford, CT and has a sales presence in New York and Boston as well as an operating branch in London that serves its United Kingdom (“UK”) and global customers. IGXGlobal UK Limited is a private limited company, registered in England and Wales.

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

We recognized goodwill related to this transaction of $8.1 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce, an entry into the UK and European markets and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill that is expected to be deductible for tax purposes is $5.8 million. The impact to our revenues and net earnings from this acquisition is not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended March 31, 2016 (“2016 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2016 Annual Report.

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

Our primary focus is to deliver secure, integrated technology solutions for our customers’ data center, network, security, maintenance, and collaboration needs, including hosted, on-premise and hybrid cloud infrastructures. These solutions may encompass the full lifecycle of IT and include consulting, assessments, architecture, design, testing, implementation, and ongoing managed services and periodic consultative business reviews. We offer security, storage, cloud, mobility, hyper-converged infrastructure, and other advanced technologies. We design, implement and provide an array of IT solutions from multiple leading IT vendors. We are an authorized reseller from over 1,000 vendors, but primarily from approximately 100 vendors, including Artista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell, EMC, F5 Networks, Gigamon, HP Inc., HPE, Juniper Networks, Lenovo, NetApp, Nimble Storage, Oracle, Palo Alto Networks, Pure Storage, Quantum, Splunk, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their assets.

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

We focus exclusively on middle market and large enterprises. For the trailing twelve months ended December 31, 2016, the percentage of revenue by customer end market within our technology segment includes: technology industry 22%, state and local government, and educational institutions 21%, telecommunications, media and entertainment 16%, financial services 12%, and healthcare 11%. The majority of our sales were generated within the United States, however, we have the ability to support our customers nationally and internationally and in December 2015 we acquired our first international subsidiary which is located in the UK. Our technology segment accounts for 98% of our net sales, and 84% of our operating income, while our financing segment accounts for 2% of our net sales, and 16% of our operating income for the nine months ended December 31, 2016.

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

Key Business Metrics

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We use these measures and ratios along with other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets.

These key indicators include financial information that is prepared in accordance with GAAP and presented in our consolidated financial statements as well as non-GAAP performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance of financial position that either excludes or includes amounts that are not normally included in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

Our key business metrics and results from those metrics are as follows, (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Sales of products and services	$317,391	$287,859	$968,799	$871,814

Adjusted gross billings of product and services (1)	$432,407	$393,922	$1,317,188	$1,157,327

Gross margin	22.6%	21.5%	22.4%	21.6%
Gross margin, product and services	20.7%	19.6%	20.5%	19.7%
Operating income margin	6.5%	5.9%	6.7%	6.6%

Net earnings	$12,620	$10,297	$40,066	$34,790
Net earnings per common share - diluted	$1.81	$1.40	$5.71	$4.74

Non-GAAP: Net earnings (2)	$13,294	$10,694	$41,383	$35,840
Non-GAAP: Net earnings per common share - diluted (2)	$1.91	$1.46	$5.90	$4.89

Adjusted EBITDA (3)	$23,217	$18,976	$72,404	$63,111
Adjusted EBITDA margin (3)	7.1%	6.4%	7.3%	7.0%

Purchases of property and equipment used internally	$849	$506	$2,413	$1,700
Purchases of equipment under operating leases	3,282	884	4,887	15,308
Total capital expenditures	$4,131	$1,390	$7,300	$17,008

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Sales of products and services	$317,391	$287,859	$968,799	$871,814
Costs incurred related to sales of third party services	115,016	106,063	348,389	285,513
Adjusted gross billings of product and services	$432,407	$393,922	$1,317,188	$1,157,327

(2)
Non-GAAP net earnings per common share are based on net earnings calculated in accordance with GAAP, adjusted to exclude other income and acquisition related amortization expense, and related effects on income tax. Non-GAAP provision for income taxes is calculated based on the effective tax rate for the non-GAAP adjustments for the three and nine months ended December 31, 2016. For comparative purposes, the non-GAAP provision for income tax for the nine months ended December 31, 2016, excludes the tax benefit of the $0.5 million associated with the adoption in the quarter ended June 30, 2016 of the stock compensation accounting standard. There was no adjustment for this tax benefit in the quarter ended December 31, 2016. We use Non-GAAP net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income and acquisition related amortization expense in calculating Non-GAAP net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods. Accordingly, we believe that non-GAAP net earnings per common share provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Non-GAAP net earnings per common share as an analytical tool has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Non-GAAP net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
GAAP: Earnings before tax	$21,307	$17,645	$67,376	$59,372
Less: Other income	-	-	(380)	-
Plus: Acquisition related amortization expense	1,035	680	3,098	1,793

Non-GAAP: Earnings before provision for income taxes	22,342	18,325	70,094	61,165
Non-GAAP: Provision for income taxes	9,048	7,631	28,711	25,325
Non-GAAP: Net earnings	$13,294	$10,694	$41,383	$35,840

GAAP: Net earnings per common share - diluted	$1.81	$1.40	$5.71	$4.74
Non-GAAP: Net earnings per common share - diluted	$1.91	$1.46	$5.90	$4.89

(3)
We define Adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the following: interest expense, depreciation and amortization, provision for income taxes, and other income. Segment Adjusted EBITDA is defined as operating income calculated in accordance with GAAP, adjusted for interest expense, and depreciation and amortization. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. We provide below a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

We use Adjusted EBITDA as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that are not comparable across reporting periods. Adjusted EBITDA margin is equal to Adjusted EBITDA divided by Net sales. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2016	2015	2016	2015
Net earnings	$12,620	$10,297	$40,066	$34,790
Provision for income taxes	8,687	7,348	27,310	24,582
Depreciation and amortization	1,910	1,331	5,408	3,739
Less: Other income	-	-	(380)	-
Adjusted EBITDA	$23,217	$18,976	$72,404	$63,111

Technology Segment
Operating income	$16,889	$14,671	$56,003	$50,345
Plus: Depreciation and amortization	1,908	1,327	5,400	3,728
Adjusted EBITDA	$18,797	$15,998	$61,403	$54,073

Financing Segment
Operating income	$4,418	$2,974	$10,993	$9,027
Plus: Depreciation and amortization	2	4	8	11
Adjusted EBITDA	$4,420	$2,978	$11,001	$9,038

Consolidated Results of Operations

During the three months ended December 31, 2016, net sales increased 9.4%, or $28.0 million to $326.7 million, compared to $298.6 million for the same period in the prior fiscal year. For the nine months ended December 31, 2016, net sales increased 10.1%, or $91.8 million to $996.6 million, compared to $904.8 million for the same period in the prior fiscal year.

Net sales of product and services increased 10.3% or $29.5 million to $317.4 million, from $287.9 million for three months ended December 31, 2015. For the nine months ended December 31, 2016, net sales of product and services increased 11.1% or $97.0 million to $968.8 million, from $871.8 million in the prior year. The increase in net sales of product and services revenues for both the three months ended December 31, 2016 was a result of higher demand from the telecom, media & entertainment industry, and state and local government and education (“SLED”) organizations. For the nine months ended December 31, 2016, the increase in net sales of product and services revenues was a result of higher demand from the telecom, media & entertainment industry, state and local government and education (“SLED”) organizations, and technology customers.

Adjusted gross billings of product and services increased 9.8%, or $38.5 million to $432.4 million, for the three months ended December 31, 2016 from $393.9 million for the same period in the prior fiscal year. For the nine months ended December 31, 2016, Adjusted gross billings of product and services increased 13.8%, or $159.9 million to $1,317.2 million, from $1,157.3 million for the same period in the prior fiscal year. The greater percentage increase in Adjusted gross billings of product and services over the percentage increase in net sales for both the three and nine months ended December 31, 2016 was due to a shift in product and services mix, as we sold a higher proportion of third party software assurance, maintenance and services, which are presented on a net basis.

Consolidated gross profit rose 15.2% to $73.8 million, compared with $64.1 million for the three months ended December 31, 2015. Consolidated gross margins were 22.6% for the three months ended December 31, 2016 an increase of 110 basis points compared to 21.5% for the three months ended December 31, 2015. Our gross margin for product and services was 20.7% during the three months ended December 31, 2016 compared to 19.6% during the three months ended December 31, 2015. Contributing to our margins for the three month period was a shift in product sales mix, as we sold a higher proportion of third party software assurance, maintenance and services. Also contributing to the higher gross margin was an increase in vendor incentives earned as a percentage of sales of product and services of 10 basis points for the three months ended December 31, 2016, as compared to the same period in the prior year.

For the nine months ended December 31, 2016, consolidated gross profit rose 14.5% to $223.4 million, compared with $195.1 million for the same period in the prior fiscal year. Consolidated gross margins were 22.4% for the nine months ended December 31, 2016, an increase of 80 basis points, compared to 21.6% for the nine months ended December 31, 2015. Our gross margin for product and services was 20.5% during the nine months ended December 31, 2016 compared to 19.7% during the nine months ended December 31, 2015.

Our operating expenses increased 13.1% to $52.5 million, representing 16.1% of net sales for the three months ended December 31, 2016 as compared to $46.4 million, representing 15.5% of net sales in the same period for the prior year. For the nine months ended December 31, 2016 operating expenses increased 15.2% to $156.4 million, representing 15.7% of net sales, as compared to $135.7 million, representing 15.0% of net sales in the prior year. The majority of this increase reflects increased variable compensation as a result of the increase in gross profit, as well as additional employees. Our headcount increased by 104 employees or 9.8% to 1,164 from 1,060 a year ago, of which 48 relate to the acquisition of Consolidated IT Services. The personnel additions included 95 sales and engineering positions with the remaining additions being administrative positions.

Operating income for the three months ended December 31, 2016 increased 20.8% to $21.3 million, as compared to $17.6 million for the three months ended December 31, 2015. For the three months ended December 31, 2016, the operating income margin increased 60 basis points to 6.5% from 5.9% for the same period in the prior year. For the nine months ended December 31, 2016, operating income increased 12.8% to $67.0 million, as compared to $59.4 million for the prior year period. For the nine months ended December 31, 2016, the operating income margin increased 10 basis points to 6.7% from 6.6% for the same period in the prior year.

During the nine months ended December 31, 2016, we received $380 thousand related to the dynamic random access memory (DRAM) class action lawsuit, which claimed that manufacturers fixed the price for DRAM, a common component in consumer electronics, which is included within other income in our unaudited consolidated statement of operations.

Consolidated net earnings for the three months ended December 31, 2016 were $12.6 million, an increase of 22.6%, or $2.3 million, over the prior year’s results of $10.3 million. For the nine months ended December 31, 2016 consolidated net earnings were $40.1 million, an increase of 15.2%, or $5.3 million, over the prior year’s results of $34.8 million. The increase in consolidated net earnings for the nine months ended December 31, 2016, over the prior year period, is inclusive of non-operating income of $380 thousand relating to our claim in the class action lawsuit mentioned above.

Adjusted EBITDA increased $4.2 million, or 22.3%, to $23.2 million and Adjusted EBITDA margin increased 70 basis points to 7.1% for the three months ended December 31, 2016, as compared to the prior period of 6.4%. For the nine months ended December 31, 2016 Adjusted EBITDA increased $9.3 million, or 14.7%, to $72.4 million and Adjusted EBITDA margin increased 30 basis points to 7.3% compared to the prior period of 7.0%.

Diluted earnings per share increased 29.3%, or $0.41 to $1.81 per share for the three months ended December 31, 2016, as compared to $1.40 per share for the three months ended December 31, 2015. Our effective tax rate for the three months ended December 31, 2016 was 40.8%. Non-GAAP diluted earnings per share increased 30.8% to $1.91 for the three months ended December 31, 2016, as compared to $1.46 for the three months ended December 31, 2015. This non-GAAP metric excludes acquisition-related amortization expenses, other income and the related effects on income taxes.

For the nine months ended December 31, 2016, diluted earnings per share increased 20.5%, or $0.97 to $5.71 per share, as compared to $4.74 per share for the same nine months for the prior year. Our effective tax rate for the nine months ended December 31, 2016 was 40.5%, which includes a tax benefit of $0.5 million, or $0.07 per diluted share, related to the adoption of the new share based compensation accounting standard. Non-GAAP diluted earnings per share increased 20.7% to $5.90 for the nine months ended December 31, 2016, as compared to $4.89 for the nine months ended December 31, 2015.

Cash and cash equivalents decreased $25.1 million or 26.5% to $69.7 million at December 31, 2016 compared with $94.8 million as of March 31, 2016. The decrease is primarily the result of investments in our financing portfolio, working capital required for the growth in our technology segment, an increase in inventory of $77.7 million committed to customer orders, and the repurchase of 328,481 shares of our common stock for $26.8 million under our stock repurchase authorization in the nine months ended December 31, 2016, and $9.5 million paid in cash at closing for our acquisition of Consolidated IT Services. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

We endeavor to minimize our cost of sales through incentive programs provided by vendors and distributors. The programs we qualify for are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs.

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

SEGMENT RESULTS OF OPERATIONS

The three and nine months ended December 31, 2016 compared to the three and nine months ended December 31, 2015

Technology Segment

The results of operations for our technology segment for the three and nine months ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016	2015	Change		2016	2015	Change
Sales of product and services	$317,391	$287,859	$29,532	10.3%	$968,799	$871,814	$96,985	11.1%
Fee and other income	915	1,506	(591)	(39.2%)	3,679	5,038	(1,359)	(27.0%)
Net sales	318,306	289,365	28,941	10.0%	972,478	876,852	95,626	10.9%
Cost of sales, product and services	251,729	231,503	20,226	8.7%	769,780	700,429	69,351	9.9%
Gross profit	66,577	57,862	8,715	15.1%	202,698	176,423	26,275	14.9%

Professional and other fees	1,216	1,608	(392)	(24.4%)	4,138	4,175	(37)	(0.9%)
Salaries and benefits	40,155	35,043	5,112	14.6%	117,822	101,471	16,351	16.1%
General and administrative	6,409	5,203	1,206	23.2%	19,335	16,653	2,682	16.1%
Depreciation and amortization	1,908	1,327	581	43.8%	5,400	3,728	1,672	44.8%
Interest and financing costs	-	10	(10)	(100.0%)	-	51	(51)	(100.0%)
Operating expenses	49,688	43,191	6,497	15.0%	146,695	126,078	20,617	16.4%

Operating income	$16,889	$14,671	$2,218	15.1%	$56,003	$50,345	$5,658	11.2%
Adjusted EBITDA	$18,797	$15,998	$2,799	17.5%	$61,403	$54,073	$7,330	13.6%

Net sales: Net sales for the three months ended December 31, 2016 were $318.3 million compared to $289.4 million during the three months ended December 31, 2015, an increase of 10.0%, or $28.9 million. The increase in net sales of product and services revenues was a result of an increase in demand for products and services from the telecom, media and entertainment industry and healthcare customers for the three months ended December 31, 2016. For the nine months ended December 31, 2016, net sales were $972.5 million compared to $876.9 million, an increase of 10.9%, or $95.6 million over the same period for the prior year. The increase in demand for products and services was related to the telecom, media and entertainment industry, healthcare, technology, and SLED customers for the nine months ended December 31, 2016 over the prior year period.

Adjusted gross billings of product and services for the three months ended December 31, 2016 were $432.4 million compared to $393.9 million during the three months ended December 31, 2015, an increase of 9.8% or $38.5 million. For the nine months ended December 31, 2016, Adjusted gross billings of product and services increased 13.8%, or $159.9 million to $1,317.2 million, from $1,157.3 million for the same period in the prior fiscal year. The increases in the three and nine months ended December 31, 2016 over the prior year periods were due to higher customer demand for ePlus’ IT solution offerings as well as the acquisitions of IGX.

Sales of product and services during the three months ended December 31, 2016 were $317.4 million compared to $287.9 million during the three months ended December 31, 2015, an increase of 10.3% or $29.5 million. For the nine months ended December 31, 2016, sales of product and services increased 11.1%, or $97.0 million to $968.8 million, from $871.8 million for the same period in the prior fiscal year. The smaller increase in sales of product and services compared to Adjusted gross billings of product and services reflects a higher proportion of sales from third party maintenance, software assurance, and services, which are presented on a net basis.

Summarized below are the sequential and year-over-year changes in net sales of product and services:

Quarter Ended	Sequential	Year over Year
December 31, 2016	(12.1%)	10.3%
September 30, 2016	24.5%	11.4%
June 30, 2016	(0.5%)	11.7%
March 31, 2016	1.3%	13.3%
December 31, 2015	(11.2%)	(2.6%)
September 30, 2015	24.9%	13.1%

We rely on our vendors to fulfill a large majority of shipments to our customers. As of December 31, 2016, we had open orders of $238.5 million and deferred revenue of $66.3 million. As of December 31, 2015, we had open orders of $87.9 million and deferred revenues of $26.3 million. The increase in open orders of $150.6 million is due to demand for products and services from our largest corporate customers. The increase in deferred revenue of $40.0 million is primarily due to prepayments by a customer for equipment that we expect to deliver in the next three to six months.

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of sales of product and services by industry and vendor are summarized below:

	Twelve Months Ended December 31,
	2016	2015	Change
Revenue by customer end market:
SLED	21%	23%	(2%)
Technology	22%	23%	(1%)
Telecom, Media & Entertainment	16%	14%	2%
Healthcare	11%	10%	1%
Financial Services	12%	12%	-
Other	18%	18%	-
Total	100%	100%

Revenue by vendor:
Cisco Systems	49%	49%	-
HP Inc. & HPE	6%	7%	(1%)
NetApp	5%	6%	(1%)
Sub-total	60%	62%	(2%)
Other	40%	38%	2%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with approximately 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve months ended December 31, 2016 we had an increase in the percentage total revenues from customers in the telecom, media and entertainment industry, and healthcare industries, which were partially offset by decreases in the percentage of total revenues from SLED and technology customers over the prior year period. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, a combined HP Inc. and HPE, and NetApp, which in total, declined to 60% for the trailing twelve months ended December 31, 2016 from approximately 62% in the prior year trailing twelve month period, with the greatest decline in the percentage of total revenues in HP Inc. product sales. The decrease in the percentage of revenues from the top three vendors is due to substantial competition and rapid developments in the IT industry. None of the vendors included within the “other” category exceeded 4% of total revenues.

Gross profit: Our gross margin for product and services expanded by 110 basis points to 20.7% during the three months ended December 31, 2016 compared to 19.6% during the three months ended December 31, 2015. For the nine months ended December 31, 2016, gross margin for product and services was 20.5%, an increase of 80 basis points over 19.7% in the same period in the prior year. The expansion in gross margins was due to the strategy of shifting toward products with higher margins, an increase in gross profit from services, and a higher proportion of third party software assurance, maintenance and services, which are presented on a net basis. Contributing to our margins was an increase in vendor incentives earned as a percentage of sales of product and services for the three and nine months ended December 31, 2016 of 10 basis points and 30 basis points, respectively, from the prior year.

Professional and other fees were $1.2 million for the three months ended December 31, 2016, compared to $1.6 million for the three months ended December 31, 2015, due primarily to legal, and outside consulting fees. Professional and other fees were $4.1 million for the nine months ended December 31, 2016, compared to $4.2 million for the same period in the prior year, due primarily to legal, auditing, and outside consulting fees.

Salaries and benefits increased $5.1 million, or 14.6%, to $40.2 million during the three months ended December 31, 2016, compared to $35.0 million during the three months ended December 31, 2015. For the nine months ended December 31, 2016, salaries and benefits increased to $117.8 million, a 16.1% increase over $101.5 million reported in the prior year. The increase in salaries and benefits is due to higher variable compensation as a result of the increase in gross profit, as well as higher salaries due to increases in personnel. Our technology segment had 1,113 employees as of December 31, 2016, an increase of 107 or 10.6% from 1,006, as of December 31, 2015, of which 48 relate to the acquisition of Consolidated IT Services. The position additions included 95 sales and engineering positions with the remaining additions being administrative positions.

General and administrative expenses increased $1.2 million, or 23.2% to $6.4 million during the three months ended December 31, 2016 over the same period for the prior year. General and administrative expenses increased $2.7 million, or 16.1% to $19.3 million during the nine months ended December 31, 2016 over the same period for the prior year. The increase in general and administrative expenses for the three and nine months ended December 31, 2016 was primarily due to higher software license and maintenance expense, foreign currency transaction losses, and sales and marketing activity related expenses.

Depreciation and amortization expense increased $0.6 million, or 43.8%, to $1.9 million during the three months ended December 31, 2016 compared to $1.3 million in the prior year. For the nine months ended December 31, 2016, depreciation and amortization expense increased $1.7 million, or 44.8%, to $5.4 million, compared to $3.7 million in the prior year period. The increase in depreciation and amortization expense is related to the acquisition of IGX in December, 2015 and Consolidated IT Services in December, 2016.

Segment operating income: As a result of the foregoing, operating income was $16.9 million, an increase of $2.2 million, or 15.1% for the three months ended December 31, 2016 over $14.7 million in the prior year period. Operating income was $56.0 million, an increase of $5.7 million, or 11.2% for the nine months ended December 31, 2016 over $50.3 million in the prior year period.

For the three months ended December 31, 2016, Adjusted EBITDA was $18.8 million, an increase of $2.8 million, or 17.5% over $16.0 million in the prior year period. Adjusted EBITDA was $61.4 million for the nine months ended December 31, 2016, an increase of $7.3 million, or 13.6% over $54.1 million in the same period in the prior year.

Financing Segment

The results of operations for our financing segment for the three and nine months ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016	2015	Change		2016	2015	Change
Financing revenue	$8,190	$9,289	$(1,099)	(11.8%)	$23,899	$27,914	$(4,015)	(14.4%)
Fee and other income	161	(10)	171	1710.0%	245	30	215	716.7%
Net sales	8,351	9,279	(928)	(10.0%)	24,144	27,944	(3,800)	(13.6%)
Direct lease costs	1,142	3,081	(1,939)	(62.9%)	3,459	9,256	(5,797)	(62.6%)
Gross profit	7,209	6,198	1,011	16.3%	20,685	18,688	1,997	10.7%

Professional and other fees	181	274	(93)	(33.9%)	780	738	42	5.7%
Salaries and benefits	2,230	2,329	(99)	(4.3%)	6,657	6,855	(198)	(2.9%)
General and administrative	(31)	231	(262)	(113.4%)	1,089	737	352	47.8%
Depreciation and amortization	2	4	(2)	(50.0%)	8	11	(3)	(27.3%)
Interest and financing costs	409	386	23	6.0%	1,158	1,320	(162)	(12.3%)
Operating expenses	2,791	3,224	(433)	(13.4%)	9,692	9,661	31	0.3%

Operating income	$4,418	$2,974	$1,444	48.6%	$10,993	$9,027	$1,966	21.8%
Adjusted EBITDA	$4,420	$2,978	$1,442	48.4%	$11,001	$9,038	$1,963	21.7%

Net sales: Net sales decreased by $0.9 million, or 10.0%, to $8.4 million for the three months ended December 31, 2016, as compared to $9.3 million for the three months ended December 31, 2015 due to lower portfolio earnings and transactional gains, partially offset by increases in post-contract earnings. During the quarters ended December 31, 2016 and 2015, we recognized net gains on sales of financial assets of $0.9 million and $1.4 million, respectively, and the fair value of assets received from these sales were $55.8 million and $54.1 million, respectively. Portfolio earnings declined by $2.1 million to $2.3 million from $4.4 million recognized in the three months ended December 31, 2015, while post contract earnings increased $1.2 million to $4.5 million from $3.3 million for the three months ended December 31, 2016 over the prior year, mainly due to a large expired lease contract converting to a month-to-month basis.

For the nine months ended December 31, 2016, net sales decreased by $3.8 million, or 13.6%, to $24.1 million, as compared to $27.9 million for the nine months ended December 31, 2015 due to lower portfolio earnings. During the nine months ended December 31, 2016 and 2015, we recognized net gains on sales of financial assets of $4.1 million and $5.4 million, respectively, the fair value of assets received from these sales were $185.4 million and $162.7 million, respectively. Portfolio earnings declined by $6.7 million to $6.8 million from $13.5 million, while post contract earnings increased $3.3 million to $12.1 million from $8.7 million recognized in the nine months ended December 31, 2015.

At December 31, 2016, we had $140.4 million in financing receivables and operating leases, compared to $156.9 million as of December 31, 2015, a decrease of $16.5 million or 10.5%.

Gross profit: Gross profit increased by $1.0 million, or 16.3% to $7.2 million for the three months ended December 31, 2016, over the same period of the prior year, as a result of lower direct lease costs, which declined 62.9% from the same quarter in the prior year. For the nine months ended December 31, 2016, gross profit increased by $2.0 million, or 10.7% to $20.7 million as compared to the same period in the prior year due to a decline in direct lease costs of 62.6% or $5.8 million. The significant decline in direct lease costs was driven by lower depreciation expense relating to our operating lease investments.

Operating expenses: For the three months ended December 31, 2016 operating expenses decreased by $0.4 million or 13.4%, which was due primarily to a reduction in our reserves for credit losses, salaries and benefits, and lower outside legal and consulting expense compared to the prior year period. For the nine months ended December 31, 2016 operating expenses increased by only $31 thousand or 0.3%, which was due primarily to an increase in our reserves for credit losses, and software license and maintenance expense, partially offset by lower salary expense and lower interest and financing costs. Our financing segment had 51 employees as of December 31, 2016, compared to 54 employees as of December 31, 2015.

Interest and financing costs remained constant at $0.4 million for the three months ended December 31, 2016, compared to the prior year. For the nine months ended December 31, 2016, interest and financing costs decreased by $0.2 million due to a decrease in the average total notes payable outstanding and lower average interest rates over the nine months ended December 31, 2016. Total notes payable were $54.0 million as of December 31, 2016, an increase of $4.4 million or 8.9% compared to $49.6 million as of December 31, 2015. Our weighted average interest rate for non-recourse notes payable was 3.38% and 3.09%, as of December 31, 2016 and December 31, 2015, respectively.

Segment operating income: As a result of the foregoing, operating income and Adjusted EBITDA both increased $1.4 million or 48.6% and 48.4%, respectively, for the three months ended December 31, 2016 over the prior year period. For the nine months ended December 31, 2016, operating income and Adjusted EBITDA both increased $2.0 million or 21.8% and 21.7%, respectively, over the prior year period.

Consolidated

Income taxes: Our provision for income tax expense was $8.7 million and $27.3 million for the three and nine months ended December 31, 2016, respectively, as compared to $7.3 million and $24.6 million, for the same periods last year. Our effective income tax rates for the three and nine months ended December 31, 2016 were 40.8% and 40.5%, respectively. Our effective income tax rates for the three and nine months ended December 31, 2015 were 41.6% and 41.4%, respectively. The change in our effective income tax rate was due primarily to a tax benefit of $0.5 million associated with adoption of ASU 2016-09 Stock Compensation.

Net earnings: The foregoing resulted in net earnings of $12.6 million and $40.1 million for the three and nine months ended December 31, 2016, respectively, an increase of 22.6% and 15.2%, as compared to $10.3 million and $34.8 million during the three and nine months ended December 31, 2015, respectively.

Basic and fully diluted earnings per common share were $1.83 and $1.81, for the three months ended December 31, 2016, an increase of 29.8% and 29.3% as compared to $1.41 and $1.40, respectively, for the three months ended December 31, 2015. Basic and fully diluted earnings per common share were $5.77 and $5.71, for the nine months ended December 31, 2016, an increase of 20.5% as compared to $4.79 and $4.74, respectively, for the nine months ended December 31, 2015.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three and nine months ended December 31, 2016, was 6.9 million and 7.0 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three and nine months ended December 31, 2015, was 7.3 million.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). (f/k/a GE Commercial Distribution Finance LLC). ePlus Technology, inc’s agreement with WFCDF has an aggregate credit limit of $250 million as of December 31, 2016. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at December 31, 2016 or March 31, 2016, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2016	2015
Net provided by (cash used) in operating activities	$29,702	$(17,717)
Net cash used in investing activities	(47,040)	(44,344)
Net cash provided by (used in) financing activities	(8,205)	52,479
Effect of exchange rate changes on cash	454	(26)

Net decrease in cash and cash equivalents	$(25,089)	$(9,608)

Cash flows from operating activities. Cash provided by operating activities totaled $29.7 million during the nine months ended December 31, 2016. Net earnings adjusted for the impact of non-cash items was $45.0 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $15.3 million, primarily due to net additions to accounts receivables of $62.0 million, inventories of $77.4 million, partially offset by increases accounts payable of $53.2 million, and salaries and commissions payable, deferred revenues and other liabilities of $51.2 million.

Cash used in operating activities totaled $17.7 million during the nine months ended December 31, 2015. Net earnings adjusted for the impact of non-cash items was $40.5 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $58.2 million, primarily due to additions to accounts receivables of $32.9 million, financing receivables—net of $10.7 million, and reductions in salaries and commissions payable, deferred revenues and other liabilities of $9.0 million.

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of December 31,
	2016	2015

Days sales outstanding (1)	52	56
Days inventory outstanding (2)	23	6
Days payable outstanding (3)	(48)	(42)
Cash conversion cycle	27	20

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

Our standard payment term for customers is between 30-60 days; however, certain customers are approved for extended payment terms. Invoices processed through our credit facility, or the accounts payable—floor plan balance, are typically paid within 45-60 days from the invoice date, while accounts payable—trade invoices are typically paid within 30 days from the invoice date. Our cash conversion cycle was 27 days as of December 31, 2016 and 20 days as of December 31, 2015. Historically over the last three years our cash conversion cycle has fluctuated seasonally and has a normal range of 12 to 19 days. The increase in the cash conversion cycle for December 31, 2016 over the prior year is due mainly to a significant increase in our inventories due to a large project for one of our major customers.

Cash flows related to investing activities. Cash used in investing activities was $47.0 million during the nine months ended December 31, 2016. Cash used in investing activities during the nine months ended December 31, 2016 was primarily driven by issuance of financing receivables of $114.7 million, cash used in acquisitions of $9.5 million, purchases of property, equipment and operating lease equipment of $7.3 million, and purchases of assets to be leased or financed of $5.9 million, which was partially offset by cash proceeds from the repayment financing receivable of $44.1 million, the sale of financing receivables of $39.9 million, and proceeds from the sale of property, equipment and operating lease equipment of $6.4 million.

Cash used in investing activities was $44.3 million during the nine months ended December 31, 2015, compared to cash used in investing activities of $31.7 million during the same period last year. Cash used in investing activities during the nine months ended December 31, 2015 was primarily driven by issuance of financing receivables of $102.6 million, the acquisition of the business of IGX of $16.6 million and purchases of property, equipment, and operating lease equipment of $17.0 million, purchase of assets yet to be leased of $10.8 million, which was partially offset by cash proceeds from the repayment financing receivable of $49.2 million, proceeds from the sale of financing receivables of $48.2 million, and proceeds from the sale of property, equipment and operating lease equipment of $5.3 million.

Cash flows from financing activities. Cash used in financing activities was $8.2 million during the nine months ended December 31, 2016, which was primarily due to $30.5 million in cash used for the repurchase of common stock, and  net repayment on the floor plan facility of $5.6 million, partially offset by to net borrowings of non-recourse and recourse notes payable of $28.6 million. Cash provided by financing activities was $52.5 million during the nine months ended December 31, 2015, which was primarily due to net borrowings on the floor plan facility of $28.6 million and borrowings net of repayments of non-recourse and recourse notes payable of $27.6 million, which was partially offset by $2.5 million in cash used for the repurchase of common stock.

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

At December 31, 2016, our non-recourse notes payable increased 18.9% to $52.4 million, as compared to $44.1 million at March 31, 2016. Recourse notes payable decreased 52.0% to $1.6 million as of December 31, 2016 compared to $3.3 million as of March 31, 2016.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of December 31, 2016, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2016. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

Floor Plan Component

Purchases by ePlus Technology, inc. including computer technology products, software, maintenance and services, are in part financed through a floor plan component in which interest expense for the first thirty to sixty days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our consolidated balance sheets, as they are normally repaid within the fifteen to sixty-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases we are able to pay invoices early and receive a discount, but if the fifteen to sixty-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2016	Balance as of December 30, 2016	Maximum Credit Limit at March 31, 2016	Balance as of March 31, 2016
$250,000	$120,854	$250,000	$121,893

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from WFCDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at December 31, 2016 or March 31, 2016, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of December 31, 2016, we were not involved in any unconsolidated special purpose entity transactions.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of December 31, 2016, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we may be or have been a plaintiff, or may be or have been named as a defendant, in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment-related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2016.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2016 through April 30, 2016	113,035	$80.70	113,035	270,663	(2)
May 1, 2016 through May 31, 2016	78,659	$81.59	78,659	192,004	(3)
June 1, 2016 through June 30, 2016	64,834	$84.78	35,098	156,906	(4)
July 1, 2016 through July 31, 2016	83,510	$82.47	83,510	73,396	(5)
August 1, 2016 through August 16, 2016	18,179	$82.88	18,179	55,217	(6)
August 19, 2016 through August 31, 2016	-	$-	-	500,000	(7)
September 1, 2016 through September 30, 2016	-	$-	-	500,000	(8)
October 1, 2016 through October 31, 2016	-	$-	-	500,000	(9)
November 1, 2016 through November 30, 2016	-	$-	-	500,000	(10)
December 1, 2016 through December 31, 2016	-	$-	-	500,000	(11)

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

(9)
The share purchase authorization in place for the month ended October 31, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2016, the remaining authorized shares to be purchased were 500,000.

(10)
The share purchase authorization in place for the month ended November 30, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2016, the remaining authorized shares to be purchased were 500,000.

(11)
The share purchase authorization in place for the month ended December 31, 2016 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2016, the remaining authorized shares to be purchased were 500,000.

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

ePlus inc.

Date: February 2, 2017	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 2, 2017	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)