Form 10-K
period 2017-03-31
EPLUS INC
filed 2017-05-25
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2016 was $619,681,088. The outstanding number of shares of common stock of ePlus as of May 22, 2017, was 14,158,132.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company's definitive Proxy Statement relating to its 2017 annual meeting of stockholders ( the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end to which this report relates.

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

•	significant adverse changes in, reductions in, or loss of our largest volume customer or one or more of our large volume customers, or vendors;
•	exposure to changes in, interpretations of, or enforcement trends in legislation and regulatory matters;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	reduction of vendor incentives provided to us;
•
we offer a comprehensive set of solutions — integrating information technology (IT) product sales, third-party software assurance and maintenance, our advanced professional and managed services, our proprietary software, and financing, and encounter the following challenges, risks, difficulties and uncertainties:

•	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
•	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by retaining highly skilled, competent, personnel and vendor certifications;
•	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
•	performing professional and managed services competently;
•	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace; and
•	reliance on third parties to perform some of our service obligations;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	failure to comply with public sector contracts or applicable laws;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
•
our contracts may not be adequate to protect us, and we are subject to audit in which we may not pass, and our professional and liability insurance policies coverage may be insufficient to cover a claim;

•	disruptions or a security breach in our IT systems and data and audio communication networks;

•	our ability to secure our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
•
our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, or obtain debt for our financing transactions or the effect of those changes on our common stock or its holders;

•	our ability to realize our investment in leased equipment;
•	our ability to successfully perform due diligence and integrate acquired businesses;
•	the possibility of goodwill impairment charges in the future;
•
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third party patents, and the costs associated with those actions, and, when appropriate, license required technology; and

•
significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies or inaccurate costs and completion dates for our services which could affect our estimates.

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

The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice

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

Technology

•	ePlus Technology, inc.;
•	ePlus Software LLC;
•	ePlus Technology Services, inc.
•	ePlus Cloud Services, inc., and
•	IGXGlobal UK, Limited

Financing

•	ePlus Group, inc.;
•	ePlus Government, inc.;
•	ePlus Canada Company;
•	ePlus Capital, inc.;
•	ePlus Iceland, inc., and
•	IGX Capital UK, Ltd.

We began using the name ePlus inc. in 1999 after changing our name from MLC Holdings, Inc. ePlus Technology, inc. conducts our technology sales and services business. ePlus Software, LLC was formed on March 8, 2016, and provides consulting services, proprietary software for enterprise supply management, and provides proprietary software for document management. ePlus Capital, inc. owns 100 percent of ePlus Canada Company, which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to transact business with governmental contractors servicing the federal government marketplace and other state and local governments. ePlus Technology Services, inc. was incorporated on May 17, 2010 to provide professional and management services and IGXGlobal UK, Limited was acquired in December 2015.

OUR BUSINESS

We are a leading solutions provider that delivers actionable outcomes for organizations by utilizing information technology (IT) and consulting solutions to drive business agility and innovation. Leveraging world-class engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with client’s needs. Our expertise and experience enables ePlus to craft optimized solutions that take advantage of the cost, scale and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, professional, managed and complete lifecycle management services including flexible financing solutions. We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 27 years.

Our primary focus is to deliver integrated technology solutions that address our client’s Cloud, Security and Digital Infrastructure needs, both on-premise and in the cloud. Our Hybrid IT framework is a lifecycle approach that includes consulting, assessment, architecture, testing, implementation, managed services, maintenance and periodic consultative reviews. In addition to cloud, our portfolio of expertise includes software defined, security, IoT, data and analytics, mobility, hyper-converged infrastructure, and other advanced technologies. We design, implement and manage an array of IT solutions from multiple leading IT vendors. We are an authorized reseller from over 1,000 vendors, but primarily from approximately 100 vendors, including Artista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Gigamon, HP Inc., HPE, Juniper Networks, Lenovo, NetApp, Nimble Storage, Oracle, Palo Alto Networks, Pure Storage, Quantum, Splunk, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

Our scale and financial resources have enabled us to continue investing in engineering and technology resources and stay current with emerging technology trends. By delivering leading edge Hybrid IT solutions, ePlus has become a trusted advisor to our clients. Our integrated technology solutions incorporate hardware, software, security and both managed and professional services. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services, financing, and our proprietary supply chain software, is unique in the industry. This broad portfolio enables us to deliver a unique client experience that spans the continuum from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This approach also permits us to accommodate our client’s business requirements and deliver ever-more-sophisticated hybrid IT solutions, thus solidifying our relationships and value.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the year ended March 31, 2017, the percentage of revenue by customer end market within our technology segment includes state and local government, and educational institutions 21%, technology industry 23%, telecommunications, media and entertainment 15%, financial services 13%, and healthcare 11%. Sales to Apple Inc. represented approximately 13% of our net sales for the year ended March 31, 2017. No customer accounted for more than 10% of net sales for the years ended March 31, 2016 and 2015.The majority of our sales were generated within the United States; however, we have the ability to support our customers nationally and internationally including a physical location in the United Kingdom (“U.K.”), which was established by acquisition in December, 2015. Our technology segment accounts for 97% of our net sales, and 80% of our operating income, while our financing segment accounts for 3% of our net sales, and 20% of our operating income for the year ended March 31, 2017.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We participate in the large and growing United States IT market which, according to Gartner, Inc. is estimated to generate sales of over $1.12 trillion in 2017, and is expected to grow by 3.1% in calendar year 2017 and at an annual rate of approximately 3.1% for 2016 through 20211.

We have focused on and identified several specific trends that we believe will create higher growth in the broader U.S. IT market:

•
Hybrid IT Strategy. Over the past several years, cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, have become the core foundation of modern IT. Our strategy is to assist our clients in assessing, defining and deploying private and hybrid clouds that align with their business needs. This strategy leverages our strength in deploying private clouds, while also incorporating elements of the public cloud. By assessing their applications, workloads, business requirements, etc., we deploy solutions that leverage the best of all technology platforms and consumption models. For example, we may build a private cloud solution to host mission critical applications, while creating a public cloud solution for development, collaboration, or disaster recovery. As the market continues to mature, we will continue to build and acquire skills that align with agile development (DevOps), application refactoring and analytics. Our cloud strategy is tightly aligned with all of our key strategic initiatives, including security, digital infrastructure, and IT.

•
Increasing sophistication and incidences of IT security breaches and cyber-attacks. Over the last decade, cyber-attacks have become more sophisticated, more numerous and pervasive, and increasingly difficult to safeguard against. Most experts believe that it isn’t a matter of if a cyber attack will affect an organization; it’s a matter of when and how often. We believe our customers are focused on all aspects of cyber security, including intellectual property, data and business processes, as well as compliance with an increasing number of general and industry-specific government regulations. In order to meet current and future security threats, enterprises must implement solutions that are fully-integrated and capable of monitoring, detecting, containing and remediating security threats and attacks.

•
Disruptive technologies are creating complexity and challenges for customers and vendors. The rapid evolution of disruptive technologies, and the speed by which they impact organizations’ IT infrastructures, has made it difficult for customers to effectively design, procure, implement and manage their own IT systems. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it challenging for customers to design, implement and manage secure, efficient and cost-effective IT environments. Customers are increasingly turning to IT solutions providers such as ePlus to implement these complex IT offerings such as software defined infrastructure, cloud computing, converged and hyper-converged infrastructures, big data analytics, and flash storage

•
Customer IT decision making is shifting from IT departments to line-of- business personnel. As IT consumption shifts from legacy, on-premise infrastructure to agile ‘on-demand’ and ‘as-a-service’ solutions, customer procurement decisions are being shifted from traditional IT personnel to lines-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill customer needs. In addition, many of the services create recurring revenue streams paid over time, rather than upfront revenue.

•
Lack of sufficient internal IT resources at mid-sized and large enterprises, and scarcity of IT personnel in certain high-demand disciplines. We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver emerging technologies and business outcomes, but lack the properly trained staff and the ability to hire personnel with high demand disciplines such as security and data analytics. At the same time the prevalence of security threats, increased use of cloud computing, software-defined networking, new architectures and rapid software development frameworks, the proliferation of mobile devices and bring-your-own-device (BYOD) policies, and complexity of multi-vendor solutions, have made it difficult for IT departments to implement high-quality IT solutions.

•
Reduction in the number of IT solutions providers. We believe that customers are seeking to reduce the number of solutions providers they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices and reduce costs. As a result, customers are required to select IT solutions providers that are capable of delivering complex multi-vendor IT solutions.

•
Increasing need for third-party services. We believe that customers are relying on third-party service providers to manage significant aspects of their IT environment, from design, implementation, pre- and post-sales support, maintenance, engineering, cloud management, security operations, and other services.

1 Gartner, “Market Databook, 1Q17 Update,” 2016-2021 End-User Spending on IT Products and Services, January, 2017 (U.S.).

COMPETITION

The market for IT solutions is highly competitive, subject to macro-economic cycles and the entry of new competitors, and is significantly affected by disruptive technologies and other market activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national and international firms, including: vendors, international, national and regional resellers and service providers. Many of our competitors are direct marketers with a little value add, and sell products as commodities which can place downward pressure on product pricing. In addition, many IT vendors may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such vendors. We face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems, processes, and solution providers. As IT consumption shifts from IT personnel and legacy infrastructure to line-of-business based outcomes utilizing off-premise, on-demand, and cloud solutions, the legacy resale model is shifting from upfront sales to recurring revenue model.

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

•
Advanced Professional and Managed Services: We provide a range of advanced professional and managed services to help our customers improve productivity, profitability and revenue growth while reducing operating costs. Our solutions and services include the following:

•	ePlus managed services offer a flexible subscription model to monitor, manage, and maximize business critical technologies—including cloud, security, data center, mobility, and collaboration;

•
Professional services focused on cloud infrastructure, unified communications, collaboration, networking, storage, hyper-converged infrastructure, virtual desktop infrastructure, supported by security and managed services solutions;

•	Security solutions help safeguard our customers’ IT infrastructure through environment analysis, risk identification and the implementation of security solutions and processes;

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

Our products and services are targeted at large and the approximately 50,000 middle market companies, state and local governmental organizations and educational institutions in the United States and target international companies through our operations in the U.K. We believe IT organizations within these companies are facing pressure to deliver higher service levels with fewer resources, increasing their reliance on third parties who can provide complex, multi-vendor technology solutions, such as our company.

Broad and Diverse Customer Base across a Wide Range of End Markets

We have a broad and diverse customer base of over 3,200 customers across a wide range of end markets, including education, financial services, healthcare, media and entertainment, state and local government, technology and telecommunications.

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

Deep Expertise in Advanced Technology to Address Emerging Cloud, Data Center and IT Infrastructure Trends

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering best-of-breed solutions, value-added services and close relationships with both established and emerging vendors.

Strategic Ability to Design and Integrate Cloud Solutions Across Multiple Vendors

We believe our relationships with vendors focused on the design and integration of cloud systems allow us to provide differentiated, cloud offerings. We have developed long standing, strategic partnerships with leading cloud systems vendors, including Cisco Systems, Dell EMC, Hewlett Packard Enterprise, NetApp, and VMware.

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

Proven Track Record of Successfully Integrating Acquisitions and Accelerating Growth

We view acquisitions as an important factor in our strategic growth plan. Since 1997, we have successfully integrated 20 acquisitions. Most recently, we have been active in tuck-in acquisitions to broaden our product offerings, sector reach and geographic footprint, with recent acquisitions including:

•
Consolidated Communications IT services and integration business (“Consolidated IT Services”), providing data center, unified communications, networking, and security solutions - Expansion of sales presence in the upper Midwest.

•
IGX Acquisition Global LLC , and IGX Support, LLC, including IGX Acquisition’s wholly-owned subsidiary, IGXGlobal UK Limited (collectively, "IGX") - Expansion of sales presence in New York and New England, as well as an operating branch in London that serves the United Kingdom and global customers;

•	Granite Business Solutions, Inc. (“Evolve”) - West Coast operations expansion and broadened SLED customer base;

•	AdviStor - Upstate New York operations expansion and broadened storage offerings and expertise;

•	pbm (Pacific Blue Micro) - Expansion of West Coast operations;

We generally integrate acquired firms into the ePlus platform immediately, which allows us to maintain customers and vendor relationships and retain key employees from acquired firms, and accelerate growth.

We continue to review new acquisition opportunities to expand our global footprint and expand our offerings.

Financial Performance Characterized by Growth and Profitability

We have focused on achieving top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 10.0% on net sales and 11.8% for consolidated gross profit, respectively, from April 1, 2012 to March 31, 2017.

Through our organic expansion and acquisitions, we have increased our employee base by 41% from April 1, 2012 to March 31, 2017 while increasing revenue per employee by approximately 14%. The increase in our employee base has largely been in customer facing roles.

GROWTH STRATEGY

Our goal is to continue to grow as a leading provider of technology solutions. The key elements of our strategy include the following:

Be Our Customers’ Partner of Choice for IT Solutions, Which May Include Services, and Financing Needs

We seek to become the primary provider of IT solutions for each of our customers by delivering IT solutions whether on-premise, cloud, or managed services-based. We provide excellent customer service, pricing, availability, and advanced professional and managed services in an efficient manner. We believe the increasing complexity of the IT ecosystem and the emergence of new technologies and vendors are factors that will lead to a growing demand from existing customers. We continue to focus on improving our sales efficiency by providing on-going training and targeted incentive compensation, as well as implementing better automation processes to reduce costs and improve productivity. We have a large number of experienced pre-sales engineers who are able to engage with customers about the most advanced technologies. Our account executives are trained on our broad solutions capabilities and to sell in a consultative manner that increases the likelihood of cross-selling our solutions, and are supported by expert inside sales representatives. We believe that our bundled offerings are an important differentiating factor from our competitors.

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

During the last fiscal year, we have expanded our managed services offerings to include support for certain Palto Alto products, expanded our unified communications offerings to include call recording and support of Software Defined Networking with LiveAction performance analytics. We broadened our partner network to include additional security operations services, managed desktop services, and patch management. We also expanded our engineering resource pool with the supplementation of engineering talent from our CCI acquisition.

Build Our Geographic Footprint

We intend to increase our direct sales and go-to-market capabilities in each of our geographic areas. We actively seek to acquire new account relationships through face-to-face field sales, electronic commerce (especially OneSource®), leveraging our partnerships with vendors, and targeted demand-generation activities to increase awareness of our solutions. We also seek to broaden our customer base, expand our geographic reach, and improve our technology and professional services delivery capabilities.

Recruit, Retain and Develop Employees

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to take advantage of hiring experienced sales people and engineers, make strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully, and evaluate strategic hiring opportunities if and when they become available. During the year ended March 31, 2017, as part of our expansion strategy, our customer facing sales and professional services team grew from 799 to 893.

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

SALES AND MARKETING

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers. We seek to acquire new account relationships through face-to-face field sales, leveraging our partnerships with manufacturers and targeted direct marketing to increase awareness of our solutions. We target enterprises, primarily middle market companies with annual revenues between $20 million and $2.5 billion and large companies. We currently have over 3,200 customers. We undertake direct marketing campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

Our sales representatives are compensated by a combination of salary and commission, with commission becoming the primary component of compensation as the sales representatives gain experience. To date, we acquired a majority of our customers through the efforts of our direct sales force and acquisitions. We market to different areas within a customer’s organization, including business units as well as the IT department, depending on the solutions.

As of March 31, 2017, our sales force consisted of 493 sales, marketing and sales support personnel organized regionally in 35 office locations throughout the United States and United Kingdom.

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

Our trademarks in the United States include ePlus®, eCloud ®, Procure+®, Manage+®, Docpak®, Viewmark®, OneSource®, and Where Technology Means More®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. In addition to our trademarks, we have over 20 registered copyrights and additional common-law trademarks and copyrights.

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

FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without having to take physical delivery of the equipment. Arrow Enterprises, Ingram Micro, Tech Data, Westcon-Comstor, and Synnex Corporation are the largest distributors we utilize. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ location, which allows us to keep our inventory of any product and shipping expenses to a minimum. For the year ended March 31, 2017, our largest distributors accounted for 33% of our purchases related to our technology segment net sales.

Sales of products manufactured by Cisco Systems, HPE, and NetApp, whether purchased directly from these vendors or through distributors, represented 47%, 6%, and 5%, respectively, of our technology segment net sales for the year ended March 31, 2017. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort.

Risk Management and Process Controls: We use and maintain conservative underwriting policies and disciplined credit approval processes in both our technology and financing segments. We have an executive management review process and other internal controls in place to evaluate the transactions’ potential risk.

In our technology segment, we manage our risk by using conservative credit quality analysis and periodic monitoring of customer financial results or third-party risk evaluation tools; monitoring customer accounts receivable balances and payment history; proactively pursuing delinquent accounts; ensuring we have appropriate contractual terms and conditions; perfecting security interests when appropriate; requiring prepayment or deposits if indicated; performing fraud checks for new accounts; and evaluating general economic as well as industry specific trends. Our systems automatically decrease trade credit lines based on assigned risk ratings.

In our financing segment, we manage our risk in assets we finance by assigning the contractual payments due under the financing arrangement to third parties. We also use agency purchase orders to procure equipment for lease to our customers and otherwise take measures to minimize our inventory of financed assets. When our technology segment is the supplier of the assets being financed, we retain certain procurement risks. Our financing arrangements with our customers are generally fixed-rate.

Credit Risk Loss Experience: During the fiscal year ended March 31, 2017, we increased our reserves for credit losses by $199 thousand, and incurred actual credit losses of $78 thousand. During the fiscal year ended March 31, 2016, we decreased our reserves for credit losses by $272 thousand, incurred actual credit losses of $188 thousand and had recoveries of $30 thousand. During the fiscal year ended March 31, 2015, we increased our reserves for credit losses by $125 thousand, incurred actual credit losses of $257 thousand, and had $3 thousand in recoveries.

BACKLOG

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2017, we had open orders of $184.1 million and deferred revenue of $70.0 million. As of March 31, 2016, we had open orders of $109.4 million and deferred revenues of $20.2 million. We expect that the open orders as of March 31, 2017 will be recognized within ninety days of that date. We also expect that 93% of the deferred revenues as of March 31, 2017 will be recognized within the next twelve months.

EMPLOYEES

As of March 31, 2017, we employed 1,173 employees who operated through 35 office locations, home offices and customer sites. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

	March 31,
	2017	2016	Change
Sales and Marketing	493	457	36
Professional Services	400	342	58
Administration	200	195	5
Software Development and Internal IT	73	73	-
Executive Management	7	7	-
	1,173	1,074	99

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

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2017. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Phillip G. Norton	73	Executive Chairman

Mark P. Marron	55	Chief Executive Officer and President

Elaine D. Marion	49	Chief Financial Officer

The business experience of each executive officer of ePlus is described below:

Phillip G. Norton assumed the role of Executive Chairman as of August 1, 2016. Previously Mr. Norton served as the company’s Chairman of the Board of Directors and Chief Executive Officer from March 1993 until August 1, 2016. Mr. Norton has also served as President of the Company; and led ePlus from $42.8 million in annual revenue in fiscal year 1996, when the Company went public, to $1.3 billion in fiscal year 2017. Mr. Norton had extensive leasing experience prior to joining ePlus, and has over thirty years of senior management experience in the equipment leasing and equipment sales markets. As CEO, Mr. Norton has led several successful capital raising initiatives, including our IPO and secondary offerings and two private equity rounds; and multiple accretive acquisitions in three different business lines.

He was founder, Chairman of the Board of Directors, President and Chief Executive Officer of Systems Leasing Corporation, an equipment leasing and equipment brokerage company which he founded in 1978 and sold to PacifiCorp, Inc., a large Northwest utility, in 1986. From 1986 to 1990, Mr. Norton served as President and CEO of PacifiCorp Capital, Inc., the leasing entity of PacifiCorp, Inc. In June 2011, Mr. Norton began serving on the Board of Directors of The Northern Virginia Technology Council, the largest membership and trade association for technology in the United States. Mr. Norton is a 1966 graduate of the U.S. Naval Academy, with a Bachelor’s of Science degree in engineering. Mr. Norton served in the U.S. Navy from 1966-1970 as a Lieutenant in the Supply Corps.

Mark P. Marron was promoted by the Board of Directors to Chief Executive Officer and President effective August 1, 2016. Mr. Marron joined us in 2005 as Senior Vice President of Sales. Mr. Marron was appointed as Chief Operating Officer of ePlus inc. and President of ePlus Technology, inc. in 2010. Prior to joining us, from 2001-2005, Mr. Marron served as senior vice president of worldwide sales and services of NetIQ. Prior to joining NetIQ, Mr. Marron served as senior vice president and general manager of worldwide channel sales for Computer Associates International Inc. Mr. Marron has a Bachelor’s of Science degree in Computer Science from Montclair State University.

Elaine D. Marion joined us in 1998. Ms. Marion became our Chief Financial Officer on September 1, 2008. From 2004 to 2008, Ms. Marion served as our Vice President of Accounting. Prior to that, she was the Controller of ePlus Technology, inc., a subsidiary of ePlus, from 1998 to 2004. Ms. Marion currently serves on the Advisory Board of the School of Business at the University of Mary Washington. Ms. Marion is a graduate of George Mason University, where she earned a Bachelor’s of Science degree in Business Administration with a concentration in Accounting.

ITEM 1A.	RISK FACTORS

General economic weakness may harm our operating results and financial condition

Our results of operations are dependent, to a large extent, upon the state of the economy. Global economic weakness and uncertainty may result in decreased sales, gross margin, and earnings or growth rates. For example, there continues to be substantial uncertainty regarding the economic impact of the Referendum on the United Kingdom’s Membership of the European Union (“EU”) (referred to as “Brexit”). Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between UK and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations. Adverse economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. As a result, our sales could decrease and reserves for our credit losses and write-offs of receivables may increase.

If we lost one or more of our large volume customers, our earnings may be affected

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments, and are terminable by either party upon 30 days’ notice. The loss of our largest customer, or one or more of our large volume customers, the failure of such customers to pay amounts due to us, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows.

For the year ended March 31, 2017 sales to a single large technology customer was approximately 13% of net sales. For the year ended March 31, 2016 and March 31, 2015, no single customer’s sales were greater than 10% of net sales.

Changes in the it industry and/or rapid changes in product standards may result in reduced demand for the it hardware, software solutions and services we sell

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades or methods of distribution. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, infrastructure as a service (“IaaS”), software as a service (“SaaS”), platform as a service (“PaaS”), software defined networking, or other emerging technologies may reduce the demand for products and services we sell to our customers. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. We have invested a significant amount of capital in our strategy to provide certain products and services, and it may fail due to competition or changes in the industry or improper focus or selection of the products and services we decide to offer. If we fail to react in a timely manner to such changes, our results of operations may be significantly adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our results of operations.

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

We also are dependent upon our vendors for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or that we are not authorized to offer in one or more customer channels. In addition, our success is dependent on our ability to develop relationships with and sell hardware, software and services from new emerging vendors and vendors that we have not historically represented in the marketplace. To the extent that a vendor's offering that is highly in demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, or we are unable to develop relationships with new technology providers or companies that we have not historically represented, or we partner with a vendor that is not in demand or demand significantly decreases, our business, results of operations or cash flows could be adversely impacted.

We rely on a small number of key vendors and do not have long-term supply or guaranteed price agreements or assurance of stock availability with our vendors

A substantial portion of our revenue within in our technology segment is dependent on a small number of key vendors including Cisco Systems, Hewlett Packard Enterprise and HP, Inc. (Hewlett Packard companies), and NetApp. Products manufactured by Cisco Systems represented approximately 47%, 49% and 49% of our technology segment net sales for the years ended March 31, 2017, 2016 and 2015, respectively. Products manufactured by Hewlett Packard companies represented approximately 6%, 7% and 8% of our technology segment net sales for the years ended March 31, 2017, 2016 and 2015, respectively. NetApp products represented approximately 5%, 5% and 7% of our technology segment net sales for the years ended March 31, 2017, 2016 and 2015, respectively.

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

We may experience a reduction in incentives offered to us by our vendors that would affect our earnings

We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, shared marketing expense programs and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that has an adverse effect on us. Vendor funding is used to offset inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of purchases, growth rate of purchases, and marketing programs. If we do not grow our sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives, particularly related to incentive programs with our largest vendors, including Cisco Systems and Hewlett Packard Enterprise, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes could have a material adverse effect on our business, results of operations and financial condition.

For the fiscal years ended March 31, 2017, 2016, and 2015, vendor incentives earned remained a fairly stable component of our gross margins on consolidated sales of product and services. There was an increase in the percentage of vendor incentives earned which resulted in a 14 basis point increase to our gross margins for sales of product and services for the year ended March 31, 2017 compared to the prior year. The change in the amount of vendor incentives earned during the fiscal years ended March 31, 2016 as compared to 2015 resulted in a reduction to our gross margins for sales of products and services of 30 basis points.

We depend on third-party companies to perform certain of our obligations to our customers, which if not performed could cause significant disruption to our business

We rely on arrangements with third parties to perform certain professional services, managed services, warranties, and configuration services and other services for our customers, which, if not performed by these third parties in accordance with the terms of the agreement, are not of a professional standard customary for the services, or if they cause disruption of or security weaknesses in our customers’ businesses, could result in legal claims or costs to our organization, including monetary damages paid to our customers and an adverse effect on our customer relationships, our brand and our business, results of operations, or cash flows could be affected.

We rely on arrangements with independent shipping companies for the delivery of our products from us and our vendors to our customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business. We may also be adversely affected by an increase in freight surcharges which may result from disruption in the oil and gas or energy industries.

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

We may not have designed our information technology systems to support our business without failure

We are heavily dependent upon the accuracy, reliability of our information, telecommunication and other systems including the operation of redundant systems if and when there are failures in our primary systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. We must continually improve our systems to maintain efficiency. Poor security practices or design of our information technology systems, or third party service providers’ failure to provide adequate services could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business. Interruption or poor design of our information systems, Internet, telecommunications systems or power failures could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our managed services business requires us to monitor our customers’ devices on their network in varying levels of service. If we have not designed our systems to provide this service accurately or if there is a security breach in our system or the customers’ systems, we may be liable for claims.

We rely on the competency of our internal information technology personnel. Our failure to hire competent information technology personnel to secure our data, design redundant systems, or design and maintain our technology systems including our data and voice networks, and applications, could significantly interrupt our business causing a negative impact on our results.

We may not adequately protect ourselves through our contract vehicles or our insurance policies may not be adequate to address potential losses or claims

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, data security and financing activities. Also, we face pressure from our customers for competitive pricing contract terms. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders may file suit when the underlying transaction turns out poorly for the lenders. We are subject to such claims and the cost of defending such claims due to the nature of our business.

We also are subject to audits by various vendor partners and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts.

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

As of March 31, 2017 and 2016, we had reserves for credit losses of $5.4 million and $5.2 million, respectively, which included a specific reserve of $3.2 million, due to a customer that filed for bankruptcy in May 2012.

If we fail to perform sufficient due diligence prior to completing an acquisition or fail to integrate a completed acquisition our earnings may be affected

Our ability to successfully integrate the operations we acquire, reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our gross margins and return on investment. In addition, we may fail to perform adequate due diligence and acquire entities with unknown liabilities, fraud, cultural or business environment issues or that may not have adequate internal controls as may be required by law.

If we acquire a company that does not fit culturally, strategically or in some other fashion, the acquisition may not produce the expected results or may negatively affect our reputation, which may negatively affect our business, results of operations or cash flows.

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

If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ information or employees’ personal information such as credit card information, or such information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts we may enter, or if we give third parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized access to our network or devices on our network, unauthorized access to our customers’ networks, applications, devices or software, unauthorized purchases with credit card information, identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of personal information. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, federal and state agencies have been investigating various companies regarding whether they misused or inadequately secured information. We could incur additional expenses if new laws or regulations regarding the use of sensitive information are introduced or if governmental agencies require us to substantially modify our privacy or security practices.

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

We may not be able to hire and/or retain personnel that we need

To increase market awareness and sales of our offerings, we may need to expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must have highly technical hardware and software knowledge in order to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions and we may not be able to hire or retain sufficient numbers of such personnel to maintain and grow our business. Increasingly, our competitors are requiring their employees to agree to non-compete and non-solicitation agreements as part of their employment. This could make it more difficult for us to hire and increase our costs by reviewing and managing non-compete restrictions. Additionally, in some cases our relationship with a customer may be impacted by turnover in our sales or engineering team.

Failure to comply with our public sector contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business

Revenues in our public sector are derived from sales to state and local government and educational institution (SLED) customers, through various contracts and open market sales of products and services. Sales to SLED customers are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of SLED sector customer contracts, and suspension, debarment or ineligibility from doing business with the government and other customers in the SLED sector. In addition, contracts in the SLED sector are generally terminable at any time for convenience of the contracting agency or upon default and are subject to audits which we may result in our non-compliance with terms or other regulations. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations or cash flows.

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

We face substantial competition from other companies

In our technology segment, we compete in all areas of our business against local, regional, national and international firms, including other direct marketers; national and regional resellers; and regional, national and international service providers. In addition, we face competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as our company, and this could adversely affect our future sales. Many competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than we do and, therefore, current gross margins may not be maintainable. Our competitors may offer better products and services than we offer. In addition, we do not have guaranteed purchasing volume commitments from our customers and, therefore, our sales volume may be volatile.

In our financing segment, we face competition from many sources including much larger companies with greater financial resources. Our competition may originate from vendors of the products we finance or financial partners who choose to market directly to customers through the vendors’ captive leasing organization or large or regional financial institutions such as banks with substantially lower cost of funds. Our competition may lower lease rates in order to increase market share.

Failure to comply or adopt new laws or changes in legislation may adversely impact our business

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

Changes in accounting rules, or the misapplication of current accounting rules, may adversely affect our future financial results

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

We are required to determine if we are the principal or agent in all transactions with our customers. The voluminous number of products and services we sell, and the manner in which they are bundled, are technologically complex. Mischaracterization of these products and services could result in misapplication of revenue recognition polices. We utilize estimates where necessary, such as allowance for doubtful accounts and the cost to perform professional and managed services, which require judgment and are based on best available information. If we are unable to accurately estimate the cost of these services or accurately estimate the time line for completion of contracts, the profitability of our contracts may be materially and adversely affected.

If we publish inaccurate catalog content data, our business could suffer

Any defects or errors in our electronic catalog content data could harm our customers or deter businesses from participating in our offerings, damage our business reputation, harm our ability to attract new customers, and potentially expose us to legal liability. In addition, from time to time vendors who provide us electronic catalog data could submit to us inaccurate pricing or other catalog data. Even though such inaccuracies are not caused by our work and are not within our control, such inaccuracies could deter current and potential customers from using our products or result in inaccurate pricing to our customers.

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

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, or other factors, would adversely affect the recoverability of the estimated residual values of such equipment. Further, certain equipment residual values are dependent on the vendor’s warranties, reputation, rules regarding relicensing of software to operate the equipment, and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2017, we had goodwill and other intangible assets of $60.6 million.

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

Our results of operations are subject to fluctuations in foreign currency

Our subsidiaries IGXGlobal UK Ltd. and IGX Capital UK, Ltd., were formed and operate in the United Kingdom. As result of this U.K. presence, we have additional exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of our consolidated financial statements. We also have a Canadian subsidiary, ePlus Canada Company. While our consolidated financial statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies of our international subsidiaries in Canada and the United Kingdom could cause fluctuations in our results of operations. We also have foreign currency exposure to the extent net sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations or cash flows.

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

If our proprietary software products contain defects, our business could suffer

Products as complex as those used to provide our electronic commerce solutions or cloud automation solutions, such as scripts, often contain unknown and undetected errors, performance problems, or use open source code. We may have serious defects immediately following introduction of new products or enhancements to existing products. Undetected errors or performance problems may not be discovered in the future and errors considered by us to be minor may be considered serious by our customers. Our software products, or automation solutions, may be circumvented or sabotaged by third parties such as hackers which could result in the disclosure of sensitive information or private personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. In addition, our customers may experience a loss in connectivity by our proprietary software solutions as a result of a power loss at our data center, Internet interruption or defects in our software. This could result in lost revenues, delays in customer acceptance, security breaches, and unforeseen liabilities that would be detrimental to our reputation and to our business.

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

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our common stock, issue other negative commentary about us, or our industry. If one or more of the analysts that covers us cease coverage, we could lose visibility in the market or such discontinuance may be viewed negatively by the market. As a result of one or more of these factors, the trading price of our common stock could decline.

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

As of March 31, 2017, we operated from 35 office locations, and a number of home offices or customer sites. Our total leased square footage as of March 31, 2017, was approximately 282 thousand square feet for which we incurred rent expense of approximately $406 thousand per month. Some of our subsidiaries operate in shared office space to improve sales, marketing and cost efficiency. Eight of our office locations include dedicated or shared space configuration centers; which include certain locations in California, Illinois, Minnesota, North Carolina, Pennsylvania, Texas, and Virginia. Some sales and technical service personnel operate from either home offices or space that is provided for by another entity or are located on a customer site.

Our largest office location is in Herndon, Virginia. The leasing contract extends to December 31, 2017, and contains a renewal option to extend the lease through December 31, 2019. For more information see Exhibit 10.1, of our Form 8-K filed March 6, 2014.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we have been or may be a plaintiff or a defendant in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment-related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At March 31, 2017, our common stock traded on The NASDAQ Global Select Market under the symbol “PLUS.” The following table sets forth the range of high and low sales prices for our common stock during each quarter of the two fiscal years ended March 31, 2017, and 2016. Per share amounts for the dates presented in the table have been retroactively restated to reflect the stock split. See Note 1 “Organization and Summary of Significant Accounting Policies” and Note 10 “Stockholders’ Equity” in the consolidated financial statements included elsewhere in this report for additional information on the stock split.

Quarter Ended	High	Low

Fiscal Year 2017
March 31, 2017	$70.50	$54.28
December 31, 2016	$59.67	$44.20
September 30, 2016	$47.73	$39.09
June 30, 2016	$46.54	$36.18

Fiscal Year 2016
March 31, 2016	$48.10	$30.89
December 31, 2015	$54.67	$38.86
September 30, 2015	$40.90	$35.70
June 30, 2015	$44.64	$37.09

On May 22, 2017, the closing price of our common stock was $73.80 per share. On May 22, 2017, there were 150 stockholders of record of our common stock. We believe there are approximately 5,700 beneficial holders of our common stock.

DIVIDEND POLICIES AND RESTRICTIONS

We did not pay any cash dividends on our common stock during the fiscal years ended March 31, 2017 and 2016. Holders of our common stock are entitled to dividends if and when declared by our Board of Directors (“Board”) out of funds legally available. Generally we have retained our earnings for use in the business. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2017. The numbers of shares and price per share for the prior periods presented in the table have been retroactively restated to reflect the stock split. See Note 1 “Organization and Summary of Significant Accounting Policies” and Note 10 “Stockholders’ Equity” in the consolidated financial statements included elsewhere in this report for additional information on the stock split.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2016 through April 30, 2016	226,070	$40.35	226,070	541,326	(2)
May 1, 2016 through May 31, 2016	157,318	$40.80	157,318	384,008	(3)
June 1, 2016 through June 30, 2016	129,668	$42.39	70,196	313,812	(4)
July 1, 2016 through July 31, 2016	167,020	$41.24	167,020	146,792	(5)
August 1, 2016 through August 16, 2016	36,358	$41.44	36,358	110,434	(6)
August 19, 2016 through August 31, 2016	-	$-	-	1,000,000	(7)
September 1, 2016 through September 30, 2016	-	$-	-	1,000,000	(8)
October 1, 2016 through October 31, 2016	-	$-	-	1,000,000	(9)
November 1, 2016 through November 30, 2016	-	$-	-	1,000,000	(10)
December 1, 2016 through December 31, 2016	-	$-	-	1,000,000	(11)
January 1, 2017 through January 31, 2017	-	$-	-	1,000,000	(12)
February 1, 2017 through February 28, 2017	-	$-	-	1,000,000	(13)
March 1, 2017 through March 31, 2017	-	$-	-	1,000,000	(14)

(1)
All shares acquired were in open-market purchases, except for 59,472 shares, which were repurchased in June 2016 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

(2)
The share purchase authorization in place for the month ended April 30, 2016 had purchase limitations on the number of shares of up to 1,000,000 shares. As of April 30, 2016, the remaining authorized shares to be purchased were 541,326.

(3)
The share purchase authorization in place for the month ended May 31, 2016 had purchase limitations on the number of shares of up to 1,000,000 shares. As of May 31, 2016, the remaining authorized shares to be purchased were 384,008.

(4)
The share purchase authorization in place for the month ended June 30, 2016 had purchase limitations on the number of shares of up to 1,000,000 shares. As of June 30, 2016, the remaining authorized shares to be purchased were 313,812.

(5)
The share purchase authorization in place for the month ended July 31, 2016 had purchase limitations on the number of shares of up to 1,000,000 shares. As of July 31, 2016, the remaining authorized shares to be purchased were 146,792.

(6)	As of August 16, 2016 the authorization under the then existing share purchase plan expired.
(7)
On August 9, 2016, the Board of Directors authorized the company to repurchase up to 1,000,000 shares of its outstanding common stock commencing on August 19, 2016 through August 18, 2017. As of August 31, 2016, the remaining authorized shares to be purchased were 1,000,000.

(8)
The share purchase authorization in place for the month ended September 30, 2016 had purchase limitations on the number of shares of up to 1,000,000 shares. As of September 30, 2016, the remaining authorized shares to be purchased were 1,000,000.

(9)
The share purchase authorization in place for the month ended October 31, 2016 had purchase limitations on the number of shares of up to 1,000,000 shares. As of October 31, 2016, the remaining authorized shares to be purchased were 1,000,000.

(10)
The share purchase authorization in place for the month ended November 30, 2016 had purchase limitations on the number of shares of up to 1,000,000 shares. As of November 30, 2016, the remaining authorized shares to be purchased were 1,000,000.

(11)
The share purchase authorization in place for the month ended December 31, 2016 had purchase limitations on the number of shares of up to 1,000,000 shares. As of December 31, 2016, the remaining authorized shares to be purchased were 1,000,000.

(12)
The share purchase authorization in place for the month ended January 31, 2017 had purchase limitations on the number of shares of up to 1,000,000 shares. As of January 31, 2017, the remaining authorized shares to be purchased were 1,000,000.

(13)
The share purchase authorization in place for the month ended February 28, 2017 had purchase limitations on the number of shares of up to 1,000,000 shares. As of February 28, 2017, the remaining authorized shares to be purchased were 1,000,000.

(14)
The share purchase authorization in place for the month ended March 31, 2017 had purchase limitations on the number of shares of up to 1,000,000 shares. As of March 31, 2017, the remaining authorized shares to be purchased were 1,000,000.

The timing and expiration date of the share repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended March 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of March 31, 2017 and 2016 presented below was derived from our audited consolidated financial statements, which are included elsewhere herein. On March 31, 2017, we completed a two-for-one stock split in the form of a stock dividend. Per share amounts have been retroactively adjusted for this stock split.

The selected financial data as of and for the years ended March 31, 2014 and 2013 have been derived from our audited consolidated financial statements, which are not included in this report.

	For the years ended March 31,
Statement of Operations Data:	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Net sales	$1,329,389	$1,204,199	$1,143,282	$1,057,536	$983,112
Cost of sales	1,029,630	942,142	898,735	840,623	778,339
Gross profit	299,759	262,057	244,547	216,913	204,773

Operating expense	214,027	186,306	173,837	156,815	146,028
Operating income	85,732	75,751	70,710	60,098	58,745
Other income	380	-	7,603	-	-
Earnings before provision for income taxes	86,112	75,751	78,313	60,098	58,745

Provision for income taxes	35,556	31,004	32,473	24,825	23,915
Net earnings	$50,556	$44,747	$45,840	$35,273	$34,830

Net earnings per common share - basic	$3.65	$3.08	$3.13	$2.21	$2.19

Net earnings per common share - diluted	$3.60	$3.05	$3.10	$2.19	$2.16

Dividends per common share	$-	$-	$-	$-	$1.25

	For the years ended March 31,
Balance Sheet Data:	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$109,760	$94,766	$76,175	$80,179	$52,720
Accounts receivable—net	291,016	276,399	249,803	243,216	192,254
Total financing receivables and operating leases—net	123,539	132,354	143,900	143,739	122,603
Total assets	$741,720	$616,680	$568,275	$550,103	$437,872

Total non-recourse and recourse notes payable	$37,424	$47,422	$56,564	$68,888	$41,739
Total liabilities	$395,802	$297,802	$289,013	$283,720	$199,640
Total stockholders' equity	$345,918	$318,878	$279,262	$266,383	$238,232

Weighted average common shares outstanding—basic	13,867	14,513	14,636	15,853	15,620
Weighted average common shares outstanding—diluted	14,028	14,688	14,786	15,999	15,806

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

A summary of these key indicators which are not included in our consolidated financial statements is presented as follows, (dollars in thousands, except per share data):

	For the years ended March 31,
	2017	2016	2015	2014	2013

Sales of products and services	$1,290,228	$1,163,337	$1,100,884	$1,013,374	$936,228

Adjusted gross billings of product and services (1)	$1,775,708	$1,556,463	$1,435,039	$1,276,133	$1,163,577

Gross margin	22.5%	21.8%	21.4%	20.5%	20.8%
Gross margin, product and services	20.5%	19.9%	19.4%	18.3%	18.0%
Operating income margin	6.4%	6.3%	6.2%	5.7%	6.0%

Net earnings	$50,556	$44,747	$45,840	$35,273	$34,830
Net earnings margin	3.8%	3.7%	4.0%	3.3%	3.5%
Net earnings per common share - diluted	$3.60	$3.05	$3.10	$2.19	$2.16

Non-GAAP: Net earnings (2)	$52,447	$46,480	$42,529	$35,925	$35,423
Non-GAAP: Net earnings per common share - diluted (2)	$3.74	$3.16	$2.87	$2.23	$2.20

Adjusted EBITDA (3)	$92,984	$81,299	$75,043	$62,890	$61,134
Adjusted EBITDA margin (3)	7.0%	6.8%	6.6%	5.9%	6.2%

Purchases of property and equipment used internally	$3,356	$2,442	$3,610	$4,238	$1,436
Purchases of equipment under operating leases	6,202	12,026	8,163	5,714	14,148
Total capital expenditures	$9,558	$14,468	$11,773	$9,952	$15,584

(1)
We define Adjusted gross billings of product and services as our sales of product and services calculated in accordance with GAAP, adjusted to exclude the costs incurred related to sales of third party software assurance, subscription licenses, maintenance and services. We have provided below a reconciliation of Adjusted gross billings of product and services to Sales of product and services, which is the most directly comparable financial measures to this non-GAAP financial measure. In prior reports, Adjusted gross billings of product and services were referred to as non-GAAP gross sales of products and services.

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

	For the years ended March 31,
	2017	2016	2015	2014	2013
Sales of products and services	$1,290,228	$1,163,337	$1,100,884	$1,013,374	$936,228
Costs incurred related to sales of third party software assurance, maintenance and services	485,480	$393,126	$334,155	$262,759	$227,349
Adjusted gross billings of product and services	$1,775,708	$1,556,463	$1,435,039	$1,276,133	$1,163,577

(2)
Non-GAAP net earnings per common share are based on net earnings calculated in accordance with GAAP, adjusted to exclude other income and acquisition related amortization expense, net of taxes. We use Non-GAAP net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income and acquisition related amortization expense in calculating Non-GAAP net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that non-GAAP net earnings per common share provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Non-GAAP net earnings per common share as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Non-GAAP net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	For the years ended March 31,
	2017	2016	2015	2014	2013
GAAP: Earnings before tax	$86,112	$75,751	$78,313	$60,098	$58,745
Acquisition related amortization expense	4,000	2,917	1,888	1,110	1,000
Other income	(380)	-	(7,603)	-	-
Non-GAAP: Earnings before provision for income taxes	89,732	78,668	72,598	61,208	59,745

GAAP: Provision for income taxes	35,556	31,004	32,473	24,825	23,915
Acquisition related amortization expense	1,372	1,184	781	458	407
Other income	(157)	-	(3,185)	-	-
Tax benefit on restricted stock	514	-	-	-	-
Non-GAAP: Provision for income taxes	37,285	32,188	30,069	25,283	24,322

Non-GAAP: Net earnings	$52,447	$46,480	$42,529	$35,925	$35,423

GAAP: Net earnings per common share - diluted	$3.60	$3.05	$3.10	$2.19	$2.16
Non-GAAP: Net earnings per common share - diluted	$3.74	$3.16	$2.87	$2.23	$2.20

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

We use Adjusted EBITDA as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	For the years ended March 31,
Consolidated	2017	2016	2015	2014	2013
Net earnings	$50,556	$44,747	$45,840	$35,273	$34,830
Provision for income taxes	35,556	31,004	32,473	24,825	23,915
Depreciation and amortization	7,252	5,548	4,333	2,792	2,389
Other income	(380)	-	(7,603)	-	-
Adjusted EBITDA	$92,984	$81,299	$75,043	$62,890	$61,134

Technology Segment
Operating income	$68,912	$63,689	$60,958	$51,311	$46,528
Depreciation and amortization	7,243	5,532	4,310	2,769	2,369
Adjusted EBITDA	$76,155	$69,221	$65,268	$54,080	$48,897

Financing Segment
Operating income	$16,820	$12,062	$9,752	$8,787	$12,217
Depreciation and amortization	9	16	23	23	20
Adjusted EBITDA	$16,829	$12,078	$9,775	$8,810	$12,237

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We design, implement and provide IT solutions for our customers. We are focused primarily on specialized IT segments including data center infrastructure, networking, security, cloud and collaboration. Our solutions incorporate hardware and software products from multiple leading IT vendors. As our customers’ IT requirements have grown increasingly complex, we have evolved our offerings by investing in our professional and managed services capabilities and by expanding our relationships with existing and emerging key vendors.

We continue to strengthen our relationships with vendors focused on emerging technologies, which have enabled us to provide our customers with new and evolving IT solutions. We are an authorized reseller from over 1,000 vendors, but primarily from approximately 100 vendors, including Check Point, Cisco Systems, Dell EMC, FireEye, F5 Networks, Hewlett Packard Enterprise, Juniper, McAfee, NetApp, Nimble, Oracle, Palo Alto Networks, Pure Storage, VMware, and among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

Financial Summary

During the year ended March 31, 2017, net sales increased 10.4% to $1,329.4 million, or an increase of $125.2 million over the prior fiscal year. We had a 14.1% increase in Adjusted gross billings of products and services of $1,775.7 million for the year ended March 31, 2017, compared to $1,556.5 million last fiscal year. This increase in demand was offset by a shift in product mix, as a higher proportion of our sales consisted of third party software assurance, subscription licenses, maintenance and services, which are presented on a net basis. We believe that our growth outpaced the overall industry due to gains in market share through capturing additional customer spend, and focusing on faster growing segments within the market, such as virtualization, collaboration, and security. In addition, we added new customers as a result of our own organic sales and marketing efforts as well as through increased vendor referrals, and through acquisitions.

Consolidated gross margins were 22.5% for the year ended March 31, 2017, compared to 21.8% for the year ended March 31, 2016. The increase in gross margins was due to shifts in our product mix resulting from our continued focus on value added services for our customers, including the increase in sales of our advanced professional and managed services, sales of third party maintenance agreements on core elements of our customers’ IT environment, and expanded gross profit and margins of our financing segment.

Operating income increased $10.0 million, or 13.2%, to $85.7 million and operating margin increased by 10 basis points to 6.4%, as compared to the year ended March 31, 2016. Net earnings for the year ended March 31, 2017 increased 13.0% to $50.6 million, as compared to the year ended March 31, 2016. Net earnings for the year ended March 31, 2017 included other non-operating income of $0.4 million from a payment received related to the dynamic random access memory (DRAM) class action lawsuit, which claimed that manufacturers fixed the price of DRAM, a common component in consumer electronics.

Adjusted EBITDA increased $11.7 million, or 14.4%, to $93.0 million and Adjusted EBITDA margin increased 20 basis points to 7.0% for the year ended March 31, 2017, as compared to the prior period.

Diluted earnings per share increased $0.55 or 18.0% to $3.60 per share for the year ended March 31, 2017, as compared to $3.05 per share for the year ended March 31, 2016. Non-GAAP diluted earnings per share increased $0.58 or 18.4% to $3.74 from $3.16 in the prior year.

Cash and cash equivalents increased $15.0 million, or 15.8%, to $109.8 million at March 31, 2017 compared to March 31, 2016. The increase is primarily the result of investments in our financing portfolio, working capital required for the growth in our technology segment, an increase in inventory of $60.2 million committed to customer orders, the repurchase of 656,962 shares of our common stock (retroactively adjusted for the March 31, 2017 two-for-one stock split) for $26.8 million under our stock repurchase authorization in the year ended March 31, 2017, and $9.5 million paid in cash at closing for our acquisition of Consolidated IT Services. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

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

Fluctuations in Operating Results

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, changes in vendor incentive programs, interest rate fluctuations, decision to sell financial assets, general economic conditions, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of a sale prior to the expiration of the lease term to the lessee or to a third-party or from other post-term events.

We expect to continue to expand by opening new sales locations and hiring additional staff for specific targeted market areas in the near future whenever we can find both experienced personnel and desirable geographic areas. These investments may reduce our results from operations in the short term.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements under “Organization and Summary of Significant Accounting Policies”. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates, and actual results could differ materially from the amounts reported based on these policies.

REVENUE RECOGNITION. The majority of our revenues are derived from the following sources: sales of third-party products, software, software assurance, maintenance and services; sales of our advanced professional and managed services; sales of licenses of our software, and financing revenues. For all these revenue sources, we determine whether we are the principal or agent in accordance with Accounting Standards Codification ("Codification") Topic, Revenue Recognition, Subtopic Principal Agent Considerations. Our revenue recognition policies vary based upon these revenue sources and the mischaracterization of these products and services could result in misapplication of revenue recognition polices.

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

We account for the transfer of financial assets as sales or secured borrowings in accordance with Codification Topic Transfers and Servicing. For transfers that qualify for sale treatment, we recognize a net gain on the later of the effective date of the transfer or the date that the transfer meets all the criteria for a sale.

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

GOODWILL. We test goodwill for impairment on an annual basis, as of October 1, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit.

In a qualitative assessment, we assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. A significant amount of judgment is involved in determining if an event representing an indicator of impairment has occurred between annual test dates. Such indicators may include: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in revenue or profitability growth rates.

In the quantitative impairment test, we compare the fair value of a reporting unit with its carrying amount, including goodwill. We estimate the fair value of each reporting unit using a combination of the income approach and market approaches.

The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of each reporting unit, the weighted average cost of capital and its underlying forecast.

The market approach estimates fair value by applying performance metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. Although we have consistently used the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain and may vary from actual results.

VENDOR CONSIDERATION. We receive payments and credits from vendors and distributors, including consideration pursuant to volume incentive programs, and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific goals to achieve. We recognize the rebate based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in our progress towards earning the rebate provided the amounts are probable and reasonably estimable. If actual performance does not match our estimates, we may be required to adjust our receivables.

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

Management’s determination of the adequacy of the reserve for credit losses for financing receivables may be based on the following factors: an internally assigned credit quality rating, historical credit loss experience, current economic conditions, volume, growth, the composition of the lease portfolio, the fair value of the underlying collateral, and the funding status (i.e. not funded, funded on a recourse or partial recourse basis, or funded on non-recourse basis), and other relevant factors. Our ongoing consideration of all these factors could result in an increase in our allowance for credit losses in the future, which could adversely affect our operating results.

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

BUSINESS COMBINATIONS. We account for business combinations using the acquisition method, which requires us to allocate the purchase price for each acquisition to the assets acquired and liabilities assumed based on their fair values at the acquisition date. Our determination of the purchase price for the acquired business may include an estimate of the fair value of contingent consideration. The allocation process requires an analysis of intangible assets, customer relationships, trade names, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities. Such appraisals are based on significant estimates, such as forecasted revenues or profits utilized in determining the fair value of contract-related acquired intangible assets or liabilities.

Any excess of consideration transferred over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed is recorded as goodwill. Significant changes in assumptions and estimates subsequent to completing the allocation of the purchase price to the assets and liabilities acquired, as well as differences in actual and estimated results, could result in material impacts to our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

The information set forth in Note 2, “Recent Accounting Pronouncements” to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

RESULTS OF OPERATIONS

The Year Ended March 31, 2017 Compared to the Year Ended March 31, 2016

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2017 and 2016 were as follows (in thousands):

	Year Ended March 31,
	2017	2016	Change
Sales of product and services	$1,290,228	$1,163,337	$126,891	10.9%
Fee and other income	4,709	5,728	(1,019)	(17.8%)
Net sales	1,294,937	1,169,065	125,872	10.8%
Cost of sales, product and services	1,025,188	931,782	93,406	10.0%
Gross profit	269,749	237,283	32,466	13.7%

Selling, general, and administrative expenses	193,594	167,992	25,602	15.2%
Depreciation and amortization	7,243	5,532	1,711	30.9%
Interest and financing costs	-	70	(70)	(100.0%)
Operating expenses	200,837	173,594	27,243	15.7%

Operating income	$68,912	$63,689	$5,223	8.2%

Adjusted EBITDA	$76,155	$69,221	$6,934	10.0%

Net sales: Net sales for the year ended March 31, 2017 increased by $125.9 million or 10.8% to $1,294.9 million due to an increase in demand for products and services due mostly from our telecom, media & entertainment, technology, financial services, and healthcare customers. Sales of product and services increased 10.9% due to a 14.1% increase in Adjusted gross billings of product and services to $1,775.7 million from $1,556.5 million last year. The percentage increase in net sales was lower than the increase in Adjusted gross billings of product and services due to a shift in product mix, as a higher proportion of our sales consisted of third party software assurance, maintenance and services, which are presented on a net basis.

We realized year over year growth for sales of product and services for all four quarters during the year ended March 31, 2017. We experienced a large sequential increase in the quarterly sales of product and services during the second the quarter for the year ended March 31, 2017, followed by a decrease during the third quarter of the fiscal year, and an increase in fourth quarter sales of product and services. Fourth quarter sales of product and services was 10.3% higher than prior year primarily due to increased customer demand from our technology, and financial services customers as compared to prior year.

The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
March 31, 2017	1.3%	10.3%
December 31, 2016	(12.1%)	10.3%
September 30, 2016	24.5%	11.4%
June 30, 2016	(0.5%)	11.7%
March 31, 2016	1.3%	13.3%

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2017, we had open orders of $184.1 million and deferred revenue of $68.3 million. As of March 31, 2016, we had open orders of $109.4 million and deferred revenues of $19.5 million. The increase of $48.8 million in deferred revenues as of March 31, 2017 as compared to the prior year is due to payments received for committed inventory.

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor are summarized below:

	Year Ended March 31,
	2017	2016	Change
Revenue by customer end market:
Technology	23%	23%	-
SLED	21%	22%	(1%)
Telecom, Media & Entertainment	15%	14%	1%
Financial Services	13%	12%	1%
Healthcare	11%	10%	1%
Other	17%	19%	(2%)
Total	100%	100%

Revenue by vendor:
Cisco Systems	47%	49%	(2%)
HP Inc. & HPE	6%	7%	(1%)
NetApp	5%	5%	-
Sub-total	58%	61%	(3%)
Other	42%	39%	3%
Total	100%	100%

Our revenues by customer end market have remained consistent over the prior year of which approximately 80% of our sales generated from customers within the five end markets identified above. In fiscal year 2017, we had an increase in revenues from customers in the technology, telecommunications, media and entertainment, and healthcare industries, offset by decreases in revenues to SLED customers. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, Hewlett Packard companies and NetApp, which in total, declined to 58% of our in fiscal year 2017 from 61% last year. This decrease is due to competition and developments in the IT industry. None of the vendors included within the “other” category exceeded 5% of total revenues

Cost of sales, product and services: The 10.0% increase in cost of sales, product and services was due to the increase in sales of product and services, offset by an improvement in gross margins. Our gross margin on the sale of product and services increased 60 basis points to 20.5% for the year ended March 31, 2017, from 19.9% in the prior year due to an increase in sales of third-party software assurance, maintenance, and services, for which the revenues are presented on a net basis, as well as increases in revenues from our professional and managed service. The change in product mix added 50 basis points to the gross margin and an additional 14 basis points due to an increase in vendor incentives earned as a percentage of sales of product and services for the year ended March 31, 2017 compared to the prior year.

There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Selling, general, and administrative expenses: Selling, general, and administrative expenses of $193.6 million for the year ended March 31, 2017 increased by $25.6 million, or 15.2% from the prior year. Salaries and benefits increased $22.0 million or 15.7% to $162.1 million, compared to $140.1 million during the prior year. Approximately 42% of this increase was due to higher variable compensation due to the increase in gross profit, and the remaining increase was due to an increase in the number of employees. Our technology segment had 1,126 employees as of March 31, 2017, an increase of 106, or 10.4%, from 1,020 at March 31, 2016, of which 98 of the positions added in the past year relate to sales, marketing, and professional services personnel. General and administrative expenses increased $3.7 million, or 16.4%, to $26.1 million during the fiscal year ended March 31, 2017 compared to $22.4 million the prior year. The additional costs are substantially due to our expanding geographical presence, and the acquisition of IGX in December 2015 and Consolidated IT Services in December 2016. We also incurred additional expenses due to increases in personnel, including communications, and travel and entertainment expenses.

Depreciation and amortization expense: Depreciation and amortization expense increased $1.7 million, or 30.9%, to $7.2 million during the fiscal year ended March 31, 2017 compared to $5.5 million in the prior year. The increase in depreciation and amortization expense is related to the acquisition of Consolidated IT Services in December, 2016 and IGX in December, 2015.

Segment earnings: As a result of the foregoing, operating income increased $5.2 million, or 8.2%, to $68.9 million for the year ended March 31, 2017 and Adjusted EBITDA increased 10.0% to $76.2 million for the year ended March 31, 2017.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2017 and 2016 were as follows (in thousands):

	Year Ended March 31,
	2017	2016	Change
Financing revenue	$34,200	$35,091	$(891)	(2.5%)
Fee and other income	252	43	209	486.0%
Net sales	34,452	35,134	(682)	(1.9%)
Direct lease costs	4,442	10,360	(5,918)	(57.1%)
Gross profit	30,010	24,774	5,236	21.1%

Selling, general, and administrative expenses	11,638	10,988	650	5.9%
Depreciation and amortization	9	16	(7)	(43.8%)
Interest and financing costs	1,543	1,708	(165)	(9.7%)
Operating expenses	13,190	12,712	478	3.8%

Operating income	$16,820	$12,062	$4,758	39.4%

Adjusted EBITDA	$16,829	$12,078	$4,751	39.3%

Net sales: Net sales decreased by $0.7 million, or 1.9%, to $34.5 million for the year ended March 31, 2017. The decrease was due to lower portfolio earnings which were partially offset by higher post-contract earnings and other financing revenues, which are primarily composed of contingent or usage based lease revenues. Portfolio earnings decreased $6.5 million to $9.3 million for the year ended March 31, 2017 compared to the prior year, mainly due to a decrease in operating lease revenues. Post-contract earnings increased by $3.0 million to $15.0 million due mainly to higher renewal rentals over the prior year. Transactional gains increased $1.0 million to $8.1 million for the year ended March 31, 2017 from $7.1 million in the prior year due to gains on an increased volume of sales of financing receivables. Total proceeds from sales of financing receivables were $339.4 million and $223.3 million for the years ended March 31, 2017 and 2016, respectively.

Our total financing receivables and operating leases decreased as of March 31, 2017 to $123.5 million from $132.4 million in the prior year, which was due primarily to a decrease in operating leases of $9.5 million to $8.3 million as of March 31, 2017, compared to $17.7 million as of March 31, 2016.

Direct lease costs: Direct lease costs decreased 57.1% or $5.9 million for the year ended March 31, 2017 as compared to the prior year, due to a decrease in depreciation expense related to a lower volume of operating lease revenues. Gross profit increased $5.2 million or 21.1% due to higher post contract earnings, other financing revenues, and higher transactional gains, partially offset by lower portfolio earnings compared to the prior year.

Selling, general, and administrative expenses: Selling, general, and administrative expenses were $11.6 million, an increase of $0.6 million or 5.9%, primarily due to a higher reserve for credit losses, an increase in salaries and benefits, and software license and maintenance expense. Salaries and benefits increased by $0.2 million, or 1.8%, to $9.4 million due to an increase in variable compensation of $0.9 million partially offset by reduction in salaries expense of $0.7 million. Our financing segment employed 47 people as of March 31, 2017 compared to 54 employees as of March 31, 2016. General and administrative expenses increased $0.4 million primarily due to an increase reserves for credit losses expense of $0.3 million over the prior year.

Interest and financing costs: Costs decreased $0.2 million or 9.7% to $1.5 million during the year ended March 31, 2017, as compared to $1.7 million during the prior year. Our total notes payable decreased as of March 31, 2017, and our average balance of notes payable outstanding during the year was lower than during the year ended March 31, 2016. Our weighted average interest rate for our notes payable was 3.72% as of March 31, 2017 compared to 3.13% for March 31, 2016.

Segment earnings: As a result of the foregoing, operating income increased $4.8 million, or 39.4%, to $16.8 million for the year ended March 31, 2017 and Adjusted EBITDA increased 39.3% to $16.8 million for the year ended March 31, 2017.

Consolidated

Other income: During the year ended March 31, 2017 we received $380 thousand related to the dynamic random access memory (DRAM) class action lawsuit, which claimed that manufacturers fixed the price for DRAM, a common component in consumer electronics, which is included within other income in our consolidated statement of operations. We reported no other income for the year ended March 31, 2016.

Income taxes: Our effective income tax rates for the years ended March 31, 2017 and 2016 were 41.3% and 40.9%, respectively. The increase in effective income tax rate is primarily due to changes in state apportionment factors.

Net earnings: Net earnings were $50.6 million for the year ended March 31, 2017, an increase of 13.0% or $5.8 million as compared to $44.7 million in the prior fiscal year.

Basic and fully diluted earnings per common share were $3.65 and $3.60, respectively, for the year ended March 31, 2017. Basic and fully diluted earnings per common share were $3.08 and $3.05, respectively, for the year ended March 31, 2016.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2017 were 13.9 million and 14.0 million, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2016 were 14.5 million and 14.7 million, respectively.

The Year Ended March 31, 2016 Compared to the Year ended March 31, 2015

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2016 and 2015 were as follows (in thousands):

	Year Ended March 31,
	2016	2015	Change
Sales of product and services	$1,163,337	$1,100,884	$62,453	5.7%
Fee and other income	5,728	7,565	(1,837)	(24.3%)
Net sales	1,169,065	1,108,449	60,616	5.5%
Cost of sales, product and services	931,782	887,673	44,109	5.0%
Gross profit	237,283	220,776	16,507	7.5%

Selling, general, and administrative expenses	167,992	155,412	12,580	8.1%
Depreciation and amortization	5,532	4,310	1,222	28.4%
Interest and financing costs	70	96	(26)	(27.1%)
Operating expenses	173,594	159,818	13,776	8.6%

Operating income	$63,689	$60,958	$2,731	4.5%

Adjusted EBITDA	$69,221	$65,268	$3,953	6.1%

Net sales: Net sales for the year ended March 31, 2016 increased by $60.6 million or 5.5% to $1,169.1 million due to an increase in demand for products and services from our large and middle-market customers. Sales of product and services increased 5.7% due to an 8.5% increase in Adjusted gross billings of product and services to $1,556.5 million from $1,435.0 million last year, which was offset by a shift in product mix, as a higher proportion of our sales consisted of third party software assurance, maintenance and services, which are presented on a net basis.

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

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor are summarized below:

	Year Ended March 31,
	2016	2015	Change
Revenue by customer end market:
SLED	22%	22%	-
Technology	23%	19%	4%
Telecom, Media & Entertainment	14%	18%	(4%)
Healthcare	10%	10%	-
Financial Services	12%	10%	2%
Other	19%	21%	(2%)
Total	100%	100%

Revenue by vendor:
Cisco Systems	49%	49%	-
HP Inc. & HPE	7%	8%	(1%)
NetApp	5%	7%	(2%)
Sub-total	61%	64%	(3%)
Other	39%	36%	3%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year as approximately 80% of our sales were generated from customers within the five end markets identified above. In fiscal year 2016 we had an increase in revenues from customers in the technology and financial services industries, offset by decreases in the telecommunications, media and entertainment industry. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers. No customer accounted for more than 10% of our revenues in fiscal year 2016 or 2015.

The majority of our revenues by vendor are derived from Cisco Systems, Hewlett Packard companies, and NetApp, which in total, declined to 61% of our in fiscal year 2016 from 64% in the prior year. This decrease is due to competition and developments in the IT industry. None of the vendors included within the “other” category exceeded 3% of total revenues

Cost of sales, product and services: The 5.0% increase in cost of sales, product and services was due to the increase in sales of product and services, offset by an improvement in gross margins. Our gross margin on the sale of product and services increased 50 basis points to 19.9% for the year ended March 31, 2016, from 19.4% in the prior year due to an increase in sales of third-party software assurance, maintenance, and services, for which the revenues are presented on a net basis, as well as increases in revenues from our professional and managed service. The change in product mix added 30 basis points to the gross margin and increases in professional and managed services revenues improved gross margin by 50 basis points. This was partially offset by a 30 basis point decrease in vendor incentives earned as a percentage of sales of product and services for the year ended March 31, 2016 compared to the prior year.

There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Selling, general, and administrative expenses: Selling, general, and administrative expenses of $168.0 million for the year ended March 31, 2016 increased by $12.6 million or 8.1% from the prior year. Salaries and benefits increased $11.1 million or 8.6% to $140.1 million, compared to $128.9 million during the prior year. Approximately 21% of this increase was due to higher variable compensation due to the increase in gross profit, and the remaining increase was due to an increase in the number of employees. Our technology segment had 1,020 employees as of March 31, 2016, an increase of 84, or 9.0%, from 936 at March 31, 2015, of which 83 of the positions added during the fiscal  year relate to sales, marketing, and professional services personnel. .General and administrative expenses increased $1.3 million, or 6.0%, to $22.4 million during the fiscal year ended March 31, 2016 compared to $21.1 million the prior year. The additional costs are substantially due to our expanding geographical presence. We also incurred additional expenses due to increases in personnel, including communications, and travel and entertainment expenses.

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

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2016 and 2015 were as follows (in thousands):

	Year Ended March 31,
	2016	2015	Change
Financing revenue	$35,091	$34,728	$363	1.0%
Fee and other income	43	105	(62)	(59.0%)
Net sales	35,134	34,833	301	0.9%
Direct lease costs	10,360	11,062	(702)	(6.3%)
Gross profit	24,774	23,771	1,003	4.2%

Selling, general, and administrative expenses	10,988	11,713	(725)	(6.2%)
Depreciation and amortization	16	23	(7)	(30.4%)
Interest and financing costs	1,708	2,283	(575)	(25.2%)
Operating expenses	12,712	14,019	(1,307)	(9.3%)

Operating income	$12,062	$9,752	$2,310	23.7%

Adjusted EBITDA	$12,078	$9,775	$2,303	23.6%

Net sales: Net sales increased by $0.3 million, or 0.9%, to $35.1 million for the year ended March 31, 2016 due to an increase in financing revenue, partially offset by slightly lower fees and other income. The increase in financing revenues was due to both higher post-contract earnings, and higher transactional gains, which were mostly offset by lower portfolio earnings. Post-contract earnings increased by $1.6 million to $11.9 million due mainly to higher renewal rentals over the prior year. Transactional gains increased $1.2 million for the year ended March 31, 2016 from $5.9 million in the prior year due to gains on an increased volume of sales of financing receivables. Total proceeds from sales of financing receivables were $223.3 million and $181.3 million for the years ended March 31, 2016 and 2015, respectively. Portfolio earnings decreased $1.9 million to $15.8 million for the year ended March 31, 2016 compared to the prior year, mainly due to a decrease in operating lease revenues.

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

Selling, general, and administrative expenses: Selling, general, and administrative expenses decreased $0.7 million or 6.2%, primarily due to higher reserves for credit losses in the prior year stemming from an increase in our portfolio balance. Salaries and benefits increased by $0.1 million, or 0.9%, to $9.2 million due to an increase in personnel in the second half of the fiscal year. Our financing segment employed 54 people as of March 31, 2016 compared to 50 employees as of March 31, 2015. General and administrative expenses decreased $0.7 million primarily due to lower reserves for credit losses and cost control.

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

Basic and fully diluted earnings per common share were $3.08 and $3.05, respectively, for the year ended March 31, 2016. Basic and fully diluted earnings per common share were $3.13 and $3.10, respectively, for the year ended March 31, 2015.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2016 were 14.5 million and 14.7 million, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2015 were 14.6 million and 14.8 million, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). (f/k/a GE Commercial Distribution Finance LLC). ePlus Technology, inc’s agreement with WFCDF has an aggregate credit limit of $250 million. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at March 31, 2017 or March 31, 2016, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2017	2016	2015
Net cash provided by operating activities	$33,016	$14,110	$14,411
Net cash used in investing activities	(26,345)	(50,179)	(30,592)
Net cash provided by financing activities	7,814	54,448	12,256
Effect of exchange rate changes on cash	509	212	(79)

Net increase (decrease) in cash and cash equivalents	$14,994	$18,591	$(4,004)

Cash flows from operating activities. Cash provided by operating activities totaled $33.0 million in the year ended March 31, 2017. Net earnings adjusted for the impact of non-cash items was $54.4 million. Net changes in assets and liabilities resulted in a decrease to cash of $21.4 million, primarily due to cash used for inventories of $60.0 million, accounts receivable of $17.2 million, and financing receivables of $5.8 million, which were partially offset by an increase in salaries and commissions payable, deferred revenue and other liabilities $59.0 million, and an increase in accounts payable of $3.8 million. The large increase in inventory is due to committed customer orders, which are offset by an increase in deferred revenues of $47.0 million, which includes payments received in advance of delivering this committed inventory. The change in financing receivables included within cash flows from operations consists of assets financed by our financing segment that were purchased through our technology segment.

Cash provided by operating activities totaled $14.1 million in the year ended March 31, 2016. Net earnings adjusted for the impact of non-cash items was $55.0 million. Net changes in assets and liabilities resulted in a decrease to cash of $40.9 million, primarily due to cash used for financing receivables of $9.3 million, and additional working capital needs in our technology segment. The change in financing receivables included within cash flows from operations consists of assets financed by our financing segment that were purchased through our technology segment.

Cash provided by operating activities totaled $14.4 million in the year ended March 31, 2015. Net earnings adjusted for the impact of non-cash items was $46.0 million. Net changes in assets and liabilities resulted in a decrease to cash of $31.6 million, primarily due to cash used for financing receivables of $19.6 million, and additional working capital needs in our technology segment. The change in financing receivables included within cash flows from operations consists of assets financed by our financing segment that were purchased through our technology segment.

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of March 31,
	2017	2016	2015

(DSO) Days sales outstanding (1)	59	56	60
(DIO) Days inventory outstanding (2)	24	7	8
(DPO) Days payable outstanding (3)	(45)	(45)	(45)
Cash conversion cycle	38	18	23

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

Our cash conversion cycle increased to 38 days at March 31, 2017, compared to 18 days at March 31, 2016, primarily driven by an increase in DIO of 17 days. Our DIO as of March 31, 2017 was primarily impacted by an increase in average inventory balances of 271%, or $76.3 million, over last year primarily due to a large project for one of our major customers. Offsetting this increase in inventory was a $47.0 million increase in deferred revenues due to payments received for the committed inventory, which are not reflected in our cash conversion cycle calculation. The increase in our DSO is a result of Adjusted gross billings of product and services increasing 14.9% over the prior year’s fourth quarter, while the average accounts receivable trade balance increased 20.0% for the same period. The remaining change in our DSO was due to timing of collections.

Our cash conversion cycle decreased to 18 days at March 31, 2016, compared to 23 days at March 31, 2015, primarily driven by a decrease in DSO. Our DSO as of March 31, 2016 was impacted by an increase in Adjusted gross billings of product and services of 17.4% over the prior year’s fourth quarter, while the average accounts receivable trade balance only increased 9.4% for the same period.

Cash flows related to investing activities. Cash used in investing activities was $26.4 million during the year ended March 31, 2017, purchases of property, equipment, and operating lease equipment, and assets to be leased of $19.4 million and cash used in acquisitions, net of cash acquired of $9.1 million, and net issuance of financing receivables of $5.1 million, partially offset primarily by proceeds from sale of property, equipment, and operating lease equipment of $7.3 million. The net issuance of financing receivables included within cash flows from investing activities consists of assets financed by our financing segment that were purchased from third party vendors.

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

Cash flows from financing activities. Cash provided by financing activities was $7.8 million for the year ended March 31, 2017, driven by net borrowings of non-recourse and recourse notes payable of $33.3 million and net borrowing on our floor plan facility of $6.2 million, partially offset by repurchases of common stock of $30.5 million.

Cash provided by financing activities was $54.4 million for the year ended March 31, 2016, driven by net borrowings of non-recourse and recourse notes payable of $44.6 million. This cash provided by financing activities is partially offset by repurchases of common stock of $11.3 million.

Cash provided by financing activities was $12.3 million for the year ended March 31, 2015, driven by net borrowings of non-recourse and recourse notes payable of $50.5 million. This cash provided by financing activities is partially offset by repurchases of common stock of $37.7 million.

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

At March 31, 2017, our non-recourse notes payable portfolio decreased 17.2% to $36.5 million, as compared to $44.1 million at March 31, 2016. Our recourse notes payable decreased 72.8% to $0.9 million as of March 31, 2017, compared to $3.3 million as of March 31, 2016.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of March 31, 2017, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2017. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2017	Balance as of March 31, 2017	Maximum Credit Limit at March 31, 2016	Balance as of March 31, 2016
$250,000	$132,612	$250,000	$121,893

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from WFCDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at March 31, 2017 or March 31, 2016, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2017 and 2016, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third party and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors” herein.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2017 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	1 year	Years 2 & 3	Years 4 & 5	More than 5 years

Recourse & non-recourse notes payable (1)	$37,424	$26,993	$9,719	$712	$-
Interest payments on recourse and non-recourse notes payable	972	637	319	16	-
Operating lease obligations	9,049	4,715	3,615	719	-
Total	$47,445	$32,345	$13,653	$1,447	$-

(1)	Payments reflected principal amounts related to the recourse and non-recourse notes payable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of March 31, 2017, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

In December 2015, we purchased 100% of the stock of IGXGlobal UK, Ltd, a company formed and operated in the United Kingdom with a functional currency of British Pounds. In addition, the company also transacts in Euros and U.S. Dollars. There is a potential for exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. In addition, we have foreign currency exposure when transactions are not denominated in the subsidiary’s functional currency. To date, our United Kingdom operations are insignificant in relation to total consolidated operations and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

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

We have assets in Canada and Iceland. As a lessor, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and in Icelandic krona. In our fiscal year beginning April 1, 2016, we began entering in financing transactions and non-recourse, fixed-interest-rate financing denominated in British Pounds in the United Kingdom. To date, our foreign operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements and schedules listed in the accompanying “Index to Financial Statements and Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company's disclosure controls and procedures, or “disclosure controls”, as of the end of the period covered by this report. as defined in Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Based on the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2017 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2017.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2017, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-3.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our directors may be found under the caption “Proposals – Proposal 1 – Election of Directors” in our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance, Related Person Transactions and Indemnification”, “Committees of the Board of Directors” and “Corporate Governance” is incorporated herein by reference.

The information under the heading “Executive Officers” in Item 1 of this report is incorporated in this section by reference.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and our Board. The Code of Conduct is available on our website at www.eplus.com/investors/corporate-governance-legal/code-of-conduct. We will disclose on our website any amendments to or waivers from any provision of the Code of Conduct that applies to any of the directors or executive officers.

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

The information in the Proxy Statement set forth under the caption “Proposals – Proposal 4 – Ratification of the appointment of Deloitte and Touche LLP as our independent auditors for our fiscal year ending March 31, 2018” is incorporated herein by reference.

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

Exhibits 10.2 through 10.10 are management contracts or compensatory plans or arrangements.

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

10.1
Form of Indemnification Agreement entered into by and between ePlus and its directors and officers (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 23, 2016).

10.2	Employment Agreement dated August 1, 2016, by and between ePlus inc. and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 27, 2016).

10.3
Amended and Restated Employment Agreement effective August 1, 2016, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 27, 2016).

10.4
Amended and Restated Employment Agreement effective August 1, 2013, by and between ePlus inc. and Steven J. Mencarini (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 2, 2013).

10.5
Amended and Restated Employment Agreement effective August 1, 2016, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 27, 2016).

10.6	ePlus inc. 2008 Non-Employee Director Long-Term Incentive Plan (updated to reflect stock split effected March 31, 2017) as amended.

10.7	ePlus inc. Executive Incentive Plan effective April 1, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2011).

10.8	ePlus inc. 2012 Employee Long-term Incentive Plan (updated to reflect stock split effected March 31, 2017).

10.9
Form of Award Agreement – Restricted Stock Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.10
Form of Award Agreement – Restricted Stock Unit Award Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.11
Limited Guaranty dated June 24, 2004 by and between GE Commercial Distribution Finance Corporation and ePlus inc. (Incorporated herein by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 17, 2005).

10.12
Collateralized Guaranty, dated March 30, 2004, by and between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on November 17, 2005).

10.13
Amendment to Collateralized Guaranty, dated November 14, 2005, by and between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on November 17, 2005).

10.14
Amended and Restated Business Financing Agreement, dated July 23, 2012, by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 26, 2012).

10.15
Amendment No. 1, dated July 31, 2014, to Amended and Restated Business Financing Agreement by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.16
Amendment No. 2, dated July 24, 2015, to Amended and Restated Business Financing Agreement by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2015).

10.17
Amendment No. 3, dated October 20, 2015, to Amended and Restated Business Financing Agreement by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and GE Commercial Distribution Finance Corporation (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.18
Amendment No. 4, dated July 28, 2016, to Amended and Restated Business Financing Agreement by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2016).

10.19
Amended and Restated Agreement for Wholesale Financing, dated July 23, 2012, by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2012).

10.20
Amendment No. 1, dated July 31, 2014, to Amended and Restated Agreement for Wholesale Financing by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.21
Amendment No. 2, dated July 24, 2015, to Amended and Restated Agreement for Wholesale Financing by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2015).

10.22
Amendment No. 3, dated October 20, 2015, to Amended and Restated Agreement for Wholesale Financing by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and GE Commercial Distribution Finance Corporation (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.23
Amendment No. 4, dated July 28, 2016, to Amended and Restated Agreement for Wholesale Financing by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2016).

10.24
Deed of Lease by and between ePlus inc. and Norton Building I, LLC dated as of December 23, 2004 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2004).

10.25
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

10.27
Amendment #3 to Deed of Lease by and between ePlus inc. and Norton Building I, LLC, dated as of June 22, 2010 (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010).

10.28
Amendment #4 to Deed of Lease by and between ePlus inc. and H/F Techpointe, LLC, dated as of March 4, 2014 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 6, 2014).

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of ePlus inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) See item 15(a)(3) above.

(c) See Item 15(a)(1) and 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePlus inc.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
Date: May 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)
Date: May 24, 2017

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 24, 2017

/s/ PHILLIP G. NORTON
By: Phillip G. Norton
Executive Chairman
Date: May 24, 2017

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 24, 2017

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 24, 2017

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: May 24, 2017

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: May 24, 2017

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: May 24, 2017

/s/ IRA A. HUNT
By: Ira A. Hunt, Director
Date: May 24, 2017

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: May 24, 2017

ePlus inc. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ePlus inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia

May 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the "Company") as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2017 of the Company and our report dated May 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

McLean, Virginia

May 24, 2017

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2017	As of March 31, 2016
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$109,760	$94,766
Accounts receivable—trade, net	266,029	234,628
Accounts receivable—other, net	24,987	41,771
Inventories	93,557	33,343
Financing receivables—net, current	51,656	56,448
Deferred costs	7,971	6,371
Other current assets	43,364	10,649
Total current assets	597,324	477,976

Financing receivables and operating leases—net	71,883	75,906
Property, equipment and other assets	11,956	8,644
Goodwill	48,397	42,151
Other intangible assets—net	12,160	12,003
TOTAL ASSETS	$741,720	$616,680

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$113,518	$76,780
Accounts payable—floor plan	132,612	121,893
Salaries and commissions payable	18,878	14,981
Deferred revenue	65,312	18,344
Recourse notes payable—current	908	2,288
Non-recourse notes payable—current	26,085	26,042
Other current liabilities	19,179	13,118
Total current liabilities	376,492	273,446

Recourse notes payable—long term	-	1,054
Non-recourse notes payable—long term	10,431	18,038
Deferred tax liability—net	1,799	3,001
Other liabilities	7,080	2,263
TOTAL LIABILITIES	395,802	297,802

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 14,161 outstanding at March 31, 2017 and 14,731 outstanding at March 31, 2016	142	132
Additional paid-in capital	123,536	117,511
Treasury stock, at cost	-	(129,518)
Retained earnings	222,823	331,224
Accumulated other comprehensive income—foreign currency translation adjustment	(583)	(471)
Total Stockholders' Equity	345,918	318,878
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$741,720	$616,680

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2017	2016	2015

	(amounts in thousands, except per share data)

Net sales	$1,329,389	$1,204,199	$1,143,282
Cost of sales	1,029,630	942,142	898,735
Gross profit	299,759	262,057	244,547

Selling, general, and administrative expenses	205,232	178,980	167,125
Depreciation and amortization	7,252	5,548	4,333
Interest and financing costs	1,543	1,778	2,379
Operating expenses	214,027	186,306	173,837

Operating income	85,732	75,751	70,710

Other income	380	-	7,603

Earnings before tax	86,112	75,751	78,313

Provision for income taxes	35,556	31,004	32,473

Net earnings	$50,556	$44,747	$45,840

Net earnings per common share—basic	$3.65	$3.08	$3.13
Net earnings per common share—diluted	$3.60	$3.05	$3.10

Weighted average common shares outstanding—basic	13,867	14,513	14,636
Weighted average common shares outstanding—diluted	14,028	14,688	14,786

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2017	2016	2015
	(amounts in thousands)

NET EARNINGS	$50,556	$44,747	$45,840

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(112)	(232)	(425)

Other comprehensive income (loss)	(112)	(232)	(425)

TOTAL COMPREHENSIVE INCOME	$50,444	$44,515	$45,415

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$50,556	$44,747	$45,840

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	11,731	15,980	15,575
Reserve for credit losses, inventory obsolescence and sales returns	749	(216)	125
Share-based compensation expense	6,025	5,711	4,585
Deferred taxes	(1,196)	3,515	(1,863)
Payments from lessees directly to lenders—operating leases	(1,724)	(4,646)	(7,685)
Gain on disposal of property, equipment and operating lease equipment	(3,977)	(3,104)	(3,112)
Gain on sale of financing receivables	(7,976)	(7,103)	(5,884)
Gain on settlement	-	-	(1,434)
Other	193	185	(127)
Changes in:
Accounts receivable—trade	(25,739)	(8,564)	1,372
Accounts receivable—other	8,507	(2,498)	(2,407)
Inventories	(60,022)	(13,405)	3,161
Financing receivables—net	(5,824)	(9,310)	(19,560)
Deferred costs, other intangible assets and other assets	(1,091)	11,189	(10,060)
Accounts payable	3,845	(738)	(16,810)
Salaries and commissions payable, deferred revenue and other liabilities	58,959	(17,633)	12,695
Net cash provided by operating activities	$33,016	$14,110	$14,411

Cash Flows From Investing Activities:
Maturities of supplemental benefit plan investments	-	-	2,544
Proceeds from sale of property, equipment and operating lease equipment	7,339	6,931	8,562
Purchases of property, equipment and operating lease equipment	(9,558)	(14,468)	(11,773)
Purchases of assets to be leased or financed	(9,861)	(11,403)	(143)
Issuance of financing receivables	(129,361)	(137,008)	(128,125)
Repayments of financing receivables	55,093	58,067	60,619
Proceeds from sale of financing receivables	69,146	64,351	45,828
Premiums paid on life insurance	-	-	(47)
Cash used in acquisitions, net of cash acquired	(9,143)	(16,649)	(8,057)
Net cash used in investing activities	$(26,345)	$(50,179)	$(30,592)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2017	2016	2015
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$73,707	$44,807	$52,237
Repayments of non-recourse and recourse notes payable	(40,414)	(257)	(1,688)
Repurchase of common stock	(30,493)	(11,339)	(37,685)
Dividends paid	-	(80)	(90)
Payments to settle financing of acquisitions	(1,142)	(1,158)	-
Net borrowings (repayments) on floor plan facility	6,156	22,475	(518)
Net cash provided by financing activities	7,814	54,448	12,256

Effect of exchange rate changes on cash	509	212	(79)

Net Increase (Decrease) in Cash and Cash Equivalents	14,994	18,591	(4,004)

Cash and Cash Equivalents, Beginning of Period	94,766	76,175	80,179

Cash and Cash Equivalents, End of Period	$109,760	$94,766	$76,175

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$38	$84	$239
Cash paid for income taxes	$32,240	$29,789	$35,436

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and operating lease equipment	$135	$7,650	$443
Purchase of property, equipment, and operating lease equipment	$(2,398)	$(10,562)	$(432)
Purchase of assets to be leased or financed	$(6,702)	$(9,827)	$(20,022)
Issuance of financing receivables	$(217,244)	$(101,718)	$(73,881)
Repayment of financing receivables	$19,421	$16,873	$-
Proceeds from sale of financing receivables	$215,227	$98,753	$73,881
Financing of acquisitions	$(3,924)	$-	$(1,980)
Borrowing of non-recourse and recourse notes payable	$35,533	$42,840	$-
Repayments of non-recourse and recourse notes payable	$(29,217)	$(29,059)	$(34,584)
Vesting of share-based compensation	$8,013	$7,799	$6,474

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2014	16,073	$130	$105,924	$(80,494)	$240,637	$186	$266,383

Excess tax benefit of share-based compensation	-	-	564	-	-	-	564
Issuance of restricted stock awards	176	1	-	-	-	-	1
Share-based compensation	-	-	4,584	-	-	-	4,584
Repurchase of common stock	(1,470)	-	-	(37,685)	-	-	(37,685)
Net earnings	-	-	-	-	45,840	-	45,840
Foreign currency translation adjustment	-	-	-	-	-	(425)	(425)
Balance, March 31, 2015	14,779	$131	$111,072	$(118,179)	$286,477	$(239)	$279,262

Excess tax benefit of share-based compensation	-	-	728	-	-	-	728
Issuance of restricted stock awards	246	1	-	-	-	-	1
Share-based compensation	-	-	5,711	-	-	-	5,711
Repurchase of common stock	(294)	-	-	(11,339)	-	-	(11,339)
Net earnings	-	-	-	-	44,747	-	44,747
Foreign currency translation adjustment	-	-	-	-	-	(232)	(232)
Balance, March 31, 2016	14,731	$132	$117,511	$(129,518)	$331,224	$(471)	$318,878

Issuance of restricted stock awards	146	1	-	-	-	-	1
Share-based compensation	-	-	6,025	-	-	-	6,025
Repurchase of common stock	(716)	-	-	(29,430)	-	-	(29,430)
Stock split effected in the form of a dividend	-	71	-	-	(71)	-	-
Retirement of treasury stock		(62)	-	158,948	(158,886)		-
Net earnings	-	-	-	-	50,556	-	50,556
Foreign currency translation adjustment	-	-	-	-	-	(112)	(112)
Balance, March 31, 2017	14,161	$142	$123,536	$-	$222,823	$(583)	$345,918

See Notes to Consolidated Financial Statements

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years ended March 31, 2017, 2016 and 2015

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

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired during fiscal year 2017, 2016 and 2015 are included in the consolidated financial statements from the dates of acquisition.

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

STOCK SPLIT — On March 31, 2017, we completed a two-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the accompanying financial statements and disclosures have been retroactively adjusted for this stock split. The number of authorized shares reflected on the consolidated balance sheets was not affected by the stock split.

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

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term U.S. treasury securities. There were no restrictions on the withdrawal of funds from our money market accounts as of March 31, 2017 and March 31, 2016.

FINANCING RECEIVABLES AND OPERATING LEASES — Financing receivables and operating leases consists of notes receivable, direct financing, sales-type leases and operating leases. The terms of lease and financing arrangements are typically between 3 to 7 years, with most terms ranging between 42 to 48 months.

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

A substantial portion of our sales are products from Cisco Systems, the successor companies to Hewlett-Packard, Hewlett Packard Enterprise and HP Inc., and NetApp, which represented approximately 47%, 6% and 5%, respectively, of our technology segment net sales for the year ended March 31, 2017, as compared to 49%, 7%, and 5%, respectively, of our technology segment net sales for the year ended March 31, 2016, and 49%, 8%, and 7%, respectively, for the year ended March 31, 2015.

INVENTORIES — Inventories are stated at the lower of cost and net realizable value. Cost is determined using a weighted average cost method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories are shown net of allowance for obsolescence of $520 thousand and $147 thousand as of March 31, 2017 and 2016, respectively.

DEFERRED COSTS AND DEFERRED REVENUES — Deferred costs include internal and third party costs associated with deferred revenue arrangements. Deferred revenue relates to professional, managed and hosting services.

GOODWILL — We test goodwill for impairment on an annual basis, as of October 1, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In a qualitative assessment, we assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the quantitative goodwill impairment test. We may also elect the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.

In the quantitative impairment test, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Conversely, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We capitalize costs for the development of internal use software under the guidelines of Codification Topic Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. Software capitalized for internal use was $940 thousand and $16 thousand during the years ended March 31, 2017 and March 31, 2016, respectively, and is included in the accompanying consolidated balance sheets as a component of goodwill and other intangible assets. We had capitalized costs, net of amortization, of approximately $1,076 thousand and $381 thousand at March 31, 2017 and March 31, 2016, respectively.

CAPITALIZATION OF COSTS OF SOFTWARE TO BE MADE AVAILABLE TO CUSTOMERS — In accordance with Codification Topic Software, Subtopic Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility has been established. At such time, such costs are capitalized until the product is made available for release to customers. No amounts were capitalized for the year ended March 31, 2017 and 2016. We had $264 thousand and $414 thousand of capitalized costs, net of amortization, at March 31, 2017 and March 31, 2016, respectively, which is included within goodwill and other intangible assets in the accompanying balance sheets.

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

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying consolidated balance sheets. On March 31, 2017, we retired all outstanding shares of treasury stock.

VENDOR CONSIDERATION — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2017 and 2016 were $7.8 million and $15.6 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

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

SHARE-BASED COMPENSATION — We account for share-based compensation in accordance with Codification Topic Compensation—Stock Compensation. We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period. We account for forfeitures when they occur. There are no additional conditions for vesting other than service conditions.

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of March 31, 2017, we measure money market funds and contingent consideration at fair value on a recurring basis, which is based on quoted net asset values.

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities.

At March 31, 2017, the carrying amount of notes receivables, recourse and non-recourse payables were $45.4 million, $0.9 million and $36.5 million, respectively and the fair value of notes receivables, recourse and non-recourse payables were $44.0 million, $0.9 million and $36.4 million, respectively. At March 31, 2016, the carrying amount of notes receivables, recourse and non-recourse payables were $43.4 million, $3.3 million and $44.1 million, respectively and the fair value of notes receivables, recourse and non-recourse payables were $42.4 million, $3.3 million and $43.9 million.

FOREIGN CURRENCY TRANSLATION— The Company’s functional currency is the U.S. dollar. The functional currency of the Company’s international operating subsidiaries is generally the same as the corresponding local currency. Assets and liabilities of the international operating subsidiaries are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of the international operating subsidiaries are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity. All transaction gains or losses are recorded in operating expenses on our consolidated statement of operations. We recognized a loss of $0.7 million for the year ended March 31, 2017 and had negligible gains or losses in the years ended March 31, 2016 and 2015.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Stock Compensation. This update simplifies several aspects of the accounting for share-based payment transactions. As permitted, we elected to early adopt this update during the quarter ended June 30, 2016. The amendments requiring recognition of excess tax benefits and deficiencies in the income statement have been applied prospectively resulting in a benefit in the fiscal year ended March 31, 2017 of $0.5 million, or $0.04 per share. We elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, $0.7 million and $0.6 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the year ended March 31, 2016 and 2015, respectively, have been reclassified as cash flows from operating activities. As part of adopting this update, we additionally elected as an accounting policy to account for forfeitures of share-based awards when they occur. As we had previously estimated the forfeiture rate to be zero, there is no cumulative-effect adjustment to retained earnings as a result of our election.

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 from the goodwill impairment test, which had required the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As permitted, we elected to early adopt this update for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update did not impact our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under GAAP and eliminate industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. Including the one-year deferral, these updates become effective for us in our quarter ending June 30, 2018, and early adoption is permitted for us in our quarter ending June 30, 2017. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).

We have established a cross-functional implementation team and utilized a bottom-up approach to analyze the impact of the standard on our arrangements by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. The implementation team has reported the findings and progress of the project to management and the Audit Committee on a regular basis.

We will adopt the guidance in our quarter ending June 30, 2018. We currently prefer to adopt the standard using the full retrospective method; however, our ability to do so is dependent on many factors, including the completion of our analysis of information necessary to recast prior period financial statements. Based on these and other factors, we may decide to use the cumulative catch-up transition method.

Our analysis and evaluation of the new standard will continue through its effective date in the first quarter of 2018. A substantial amount of work remains to be completed due to the complexity of the new standard, the application of judgment and the requirement for the use of estimates in applying the new standard, as well as the volume of our client portfolio and the related terms and conditions of our contracts that must be reviewed.

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

3. FINANCING RECEIVABLES AND OPERATING LEASES

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

March 31, 2017	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$48,524	$57,872	$106,396
Estimated unguaranteed residual value (1)	-	18,273	18,273
Initial direct costs, net of amortization (2)	279	341	620
Unearned income	-	(5,913)	(5,913)
Reserve for credit losses (3)	(3,434)	(679)	(4,113)
Total, net	$45,369	$69,894	$115,263
Reported as:
Current	$23,780	$27,876	$51,656
Long-term	21,589	42,018	63,607
Total, net	$45,369	$69,894	$115,263

(1)	Includes estimated unguaranteed residual values of $12,677 thousand for direct financing leases, which have been accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $510 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

March 31, 2016	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$44,442	$66,303	$110,745
Estimated unguaranteed residual value (1)	-	12,693	12,693
Initial direct costs, net of amortization (2)	312	475	787
Unearned income	-	(5,543)	(5,543)
Reserve for credit losses (3)	(3,381)	(685)	(4,066)
Total, net	$41,373	$73,243	$114,616
Reported as:
Current	$24,962	$31,486	$56,448
Long-term	16,411	41,757	58,168
Total, net	$41,373	$73,243	$114,616

(1)	Includes estimated unguaranteed residual values of $6,722 thousand for direct financing leases which have been accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $612 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

Future scheduled minimum lease payments for investments in direct financing and sales-type leases as of March 31, 2017 are as follows (in thousands):

Year ending March 31, 2018	$30,590
2019	17,172
2020	7,228
2021	2,364
2022 and thereafter	518
Total	$57,872

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	March 31, 2017	March 31, 2016
Cost of equipment under operating leases	$16,725	$36,635
Accumulated depreciation	(8,449)	(18,897)
Investment in operating lease equipment—net (1)	$8,276	$17,738

(1)	Amounts include estimated unguaranteed residual values of $1,117 thousand and $3,417 thousand as of March 31, 2017 and 2016, respectively.

Future scheduled minimum lease rental payments as of March 31, 2017 are as follows (in thousands):

Year ending March 31, 2018	$2,652
2019	1,492
2020	115
2021	3
2022 and thereafter	-
Total	$4,262

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2017 and 2016 we had financing receivables of $33.1 million and $36.1 million, respectively, and operating leases of $6.6 million and $13.9 million, respectively that were collateral for non-recourse notes payable. See Note 7, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For the years ended March 31, 2017, 2016, and 2015, we recognized net gains of $8.1 million, $7.4 million, and $5.9 million, respectively, and total proceeds from these sales were $339.4 million, $223.3 million, and $181.3 million, respectively. For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of March 31, 2017 and 2016, we had deferred revenue of $0.5 million and $0.3 million, respectively, for servicing obligations.

For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. In a limited number of such sales, we indemnified the assignee in the event that the lessee elects to early terminate the lease. As of March 31, 2017, our maximum potential future payments related to such guarantees is $1.2 million. We believe the possibility of making any payments to be remote.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2017 and March 31, 2016, respectively (in thousands):

	Year Ended March 31, 2017			Year Ended March 31, 2016
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount

Beginning Balance	$50,824	$(8,673)	$42,151	$42,785	$(8,673)	$34,112
Acquisitions	$6,507	$-	$6,507	$8,131	$-	$8,131
Foreign currency translations	(261)	-	(261)	(92)	-	(92)
Ending Balance	$57,070	$(8,673)	$48,397	$50,824	$(8,673)	$42,151

All of our goodwill as of March 31, 2017 and March 31, 2016 was assigned to our technology segment. See Note 14, “Business Combinations” for additional information regarding our acquisitions.

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

We performed our annual test for impairment for fiscal year 2016 as of October 1, 2015. We performed a qualitative assessment of goodwill and concluded that the fair value of our reporting units, more likely than not, exceeded their respective carrying values as of October 1, 2015.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at March 31, 2017 and March 31, 2016 (in thousands):

	March 31, 2017			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Customer relationships & other intangibles	$23,373	$(12,553)	$10,820	$20,401	$(9,193)	$11,208
Capitalized software development	3,649	(2,310)	1,339	2,709	(1,914)	795
Total	$27,022	$(14,863)	$12,159	$23,110	$(11,107)	$12,003

Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 7 years. Trade names and trademarks are amortized over an estimated useful life of 10 years.

Total amortization expense was $4.4 million, $3.3 million, and $2.4 million for the years ended March 31, 2017, 2016 and 2015, respectively.

Amortization expense is estimated to be $5.0 million, $3.0 million, $2.2 million, $1.5 million, and $1.1 million for the years ended March 31, 2018, 2019, 2020, 2021, and 2022, respectively.

5. RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the years ended March 31, 2017, 2016 and 2015 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2016	$1,127	$3,381	$685	$5,193
Provision for credit losses	216	65	(4)	277
Write-offs and other	(64)	(12)	(2)	(78)
Balance March 31, 2017	$1,279	$3,434	$679	$5,392

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2015	$1,169	$3,573	$881	$5,623
Provision for credit losses	126	(172)	(196)	(242)
Write-offs and other	(168)	(20)	-	(188)
Balance March 31, 2016	$1,127	$3,381	$685	$5,193

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2014	$1,364	$3,364	$1,024	$5,752
Provision for credit losses	28	209	(112)	125
Write-offs and other	(223)	-	(31)	(254)
Balance March 31, 2015	$1,169	$3,573	$881	$5,623

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	March 31, 2017		March 31, 2016
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$348	$556	$279	$562
Ending balance: individually evaluated for impairment	3,086	123	3,102	123
Ending balance	$3,434	$679	$3,381	$685

Minimum payments:
Ending balance: collectively evaluated for impairment	$45,438	$57,730	$41,340	$66,161
Ending balance: individually evaluated for impairment	3,086	142	3,102	142
Ending balance	$48,524	$57,872	$44,442	$66,303

The net credit exposure for the balance evaluated individually for impairment as of March 31, 2017 was $3.2 million, which is related to a customer in bankruptcy. The note and lease receivables associated with this customer are on non-accrual status.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of March 31, 2017 and 2016 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

March 31, 2017

High CQR	$379	$224	$230	$833	$406	$32,532	$33,771	$(2,362)	$(12,924)	$18,485
Average CQR	113	20	113	246	91	23,622	23,959	(1,556)	(13,353)	9,050
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$492	$244	$485	$1,221	$497	$56,154	$57,872	$(3,937)	$(26,277)	$27,658

March 31, 2016

High CQR	$575	$52	$94	$721	$984	$46,157	$47,862	$(2,705)	$(22,914)	$22,243
Average CQR	15	17	78	110	159	18,030	18,299	(1,387)	(8,714)	8,198
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$590	$69	$314	$973	$1,143	$64,187	$66,303	$(4,111)	$(31,628)	$30,564

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as March 31, 2017 and 2016 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

March 31, 2017

High CQR	$183	$663	$755	$1,601	$1,165	$23,359	$26,125	$(12,003)	$14,122
Average CQR	28	5	-	33	555	18,725	19,313	(13,732)	5,581
Low CQR	-	-	3,086	3,086	-	-	3,086	-	3,086
Total	$211	$668	$3,841	$4,720	$1,720	$42,084	$48,524	$(25,735)	$22,789

March 31, 2016

High CQR	$399	$305	$2,168	$2,872	$301	$24,092	$27,265	$(11,644)	$15,621
Average CQR	-	-	-	-	202	13,873	14,075	(9,942)	4,133
Low CQR	-	-	3,102	3,102	-	-	3,102	-	3,102
Total	$399	$305	$5,270	$5,974	$503	$37,965	$44,442	$(21,586)	$22,856

We estimate losses on our net credit exposure to be between 0% - 5% for customers with high CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

6. PROPERTY, EQUIPMENT, AND OTHER ASSETS AND LIABILITIES

PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31, 2017	March 31, 2016
Furniture, fixtures and equipment	$17,132	$15,033
Vehicles	343	370
Capitalized software	4,342	4,018
Leasehold improvements	4,680	3,978
Total assets	26,497	23,399

Accumulated depreciation and amortization	(19,807)	(17,133)
Property and equipment - net	$6,690	$6,266

For the years ended March 31, 2017, 2016 and 2015, depreciation expense on property and equipment was $3.0 million, $2.3 million, and $1.5 million, respectively.

OTHER ASSETS AND LIABILITIES

Our other assets and liabilities consist of the following (in thousands):

	March 31, 2017	March 31, 2016
Other current assets:
Deposits & funds held in escrow	$39,161	$3,116
Prepaid assets	3,388	6,683
Other	815	850
Total other current assets	$43,364	$10,649

Other assets:
Deferred costs	$3,536	$1,831
Property and equipment, net	6,690	6,266
Other	1,730	547
Total other assets - long term	$11,956	$8,644

	March 31, 2017	March 31, 2016
Other current liabilities:
Accrued expenses	$7,450	$7,109
Accrued income taxes payable	1,761	-
Other	9,968	6,009
Total other current liabilities	$19,179	$13,118

Other liabilities:
Deferred revenue	$4,704	$1,866
Other	2,376	397
Total other liabilities - long term	$7,080	$2,263

As of March 31, 2017 and 2016 we had a deposits and funds held in escrow of $39.2 million and $3.1 million, respectively. These balances relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds were placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

7. NOTES PAYABLE AND CREDIT FACILITY

Recourse and non-recourse obligations consist of the following (in thousands):

	March 31, 2017	March 31, 2016

Recourse notes payable with interest rates ranging from 3.20% and 4.13% at March 31, 2017 and ranging from 2.70% and 4.13% at March 31, 2016.
Current	$908	$2,288
Long-term	-	1,054
Total recourse notes payable	$908	$3,342

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.0% to 7.75% at March 31, 2017 and ranging from 1.70% to 8.50% as of March 31, 2016.

Current	$26,085	$26,042
Long-term	10,431	18,038
Total non-recourse notes payable	$36,516	$44,080

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.73% and 3.13%, as of March 31, 2017 and March 31, 2016, respectively. The weighted average interest rate for our recourse notes payable was 3.45% and 3.24%, as of March 31, 2017 and March 31, 2016, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse against the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

During the year ended March 31, 2015, we entered into an agreement to repurchase the rights, title and interest to payments due under a financing agreement. The financing agreement was previously assigned to a third party financial institution and accounted for as a secured borrowing. In conjunction with the repurchase agreement, we recognized a gain of $1.4 million, which is presented within other income in our consolidated statement of operations.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $132.6 million and $121.9 million as of March 31, 2017 and 2016, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2017 and 2016. As of March 31, 2017, the facility agreement had an aggregate limit of the two components of $250 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2017. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

Recourse and non-recourse notes payable as of March 31, 2017, mature as follows (in thousands):

	Recourse Notes Payable	Non-Recourse Notes Payable

Year ending March 31, 2018	$908	$26,085
2019	-	7,781
2020	-	1,938
2021	-	712
2022 and thereafter	-	-
	$908	$36,516

8. COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Annual rent expense relating to these operating leases was $5.6 million, $4.9 million, and $4.7 million for the years ended March 31, 2017, 2016 and 2015, respectively. As of March 31, 2017, the future minimum lease payments are due as follows (in thousands):

Contractual Obligations	(in thousands)

Year ending March 31, 2018	$4,715
2019	2,460
2020	1,155
2021	595
2022 and thereafter	124
Operating lease obligations (1)	$9,049

(1)	Excluding taxes, insurance and common area maintenance charges.

Legal Proceedings

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we may be a plaintiff, or may be named as a defendant, in legal actions arising from our normal business activities, none of which to date has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business including preference payment claims asserted in customer bankruptcy proceedings, government, tax or customer audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment-related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We accrue for costs related to contingencies when a loss is probable and the amount is reasonably estimable.

During the year ended March 31, 2017, we received $380 thousand related to the dynamic random access memory (“DRAM”) class action lawsuit, which claimed that manufacturers fixed the price for DRAM, which was included within other income on our consolidated statement of operations.

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

Employment Contracts and Severance Plans

We have employment contracts with, and plans covering certain members of management under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. In addition, vesting of outstanding nonvested restricted stock awards would accelerate following a change in control. If severance payments under the current employment agreements or plan payments were to become payable, the severance payments would generally range from twelve to twenty-six months of salary.

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive. Certain unvested shares of restricted stock awards (“RSAs”) contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, these RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities. As of March 31, 2017 and 2016, we had no unvested shares of RSAs that contained non-forfeitable rights to dividends. We no longer grant RSAs that contain non-forfeitable rights to dividends.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2017, 2016 and 2015 (in thousands, except per share data). The numbers of shares and per share amounts for the prior periods presented in the table have been retroactively restated to reflect the stock split. See Note 1 “Organization and Summary of Significant Accounting Policies” and Note 10 “Stockholders’ Equity” in the consolidated financial statements included elsewhere in this report for additional information on the stock split.

	Year Ended March 31,
	2017	2016	2015
Calculation of earnings per common share - basic:
Net earnings	$50,556	$44,747	$45,840
Net earnings attributable to participating securities	-	-	59
Net earnings attributable to common shareholders	$50,556	$44,747	$45,781

Calculation of earnings per common share - diluted:
Net earnings attributable to common shareholders— basic	$50,556	$44,747	$45,781
Add: undistributed earnings attributable to participating securities	-	-	1
Net earnings attributable to common shareholders— diluted	$50,556	$44,747	$45,782

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,867	14,513	14,636
Effect of dilutive shares	161	175	150
Weighted average shares common outstanding — diluted	14,028	14,688	14,786

Earnings per common share - basic	$3.65	$3.08	$3.13

Earnings per common share - diluted	$3.60	$3.05	$3.10

There were no unexercised stock options during the years ended March 31, 2017, 2016 and 2015.

10. STOCKHOLDERS’ EQUITY

Stock Split and Treasury Stock

On January 27, 2017, our Board of Directors (“Board”) approved a two-for-one stock split of our common stock in the form of a stock dividend paid on March 31, 2017 to shareholders of record as of close of business on February 16, 2017. All share and per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital.

On March 31, 2017, we retired 6.2 million shares of treasury stock. The retired stock had a carrying value of $158.9 million, which was deducted from common stock, for the par value of the retired shares, and from retained earnings, for the excess of cost over the par value.

Share Repurchase Plan

On August 18, 2016, our Board authorized the Company to repurchase up to 500,000 shares of our outstanding common stock over a 12-month period beginning on August 19, 2016 through August 18, 2017. As a result of the two-for-one stock split, the number of shares was increased to 1,000,000. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes. This new authorization replaced the company’s previous repurchase plan which expired on August 16, 2016.

During the year ended March 31, 2017, retroactively restated for the stock split, we purchased 656,962 shares of our outstanding common stock at an average cost of $40.81 per share for a total purchase price of $26.8 million under the share repurchase plan. We also purchased 59,472 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the year ended March 31, 2016, retroactively restated for the stock split, we repurchased 232,604 shares of our outstanding common stock at an average cost of $38.11 per share for a total purchase price of $8.9 million under the share repurchase plans. We also purchased 60,894 shares of common stock to satisfy tax withholding obligations to the vesting of employees’ restricted stock.

11. SHARE-BASED COMPENSATION

 Share-Based Plans

In each of the years ended March 31, 2017, 2016 and 2015, we issued share-based payment awards and had outstanding share-based payment awards under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”).

2008 Director LTIP

On September 15, 2008, our stockholders approved the 2008 Director LTIP that was adopted by the Board on June 25, 2008. Under the 2008 Director LTIP, 500,000 shares were authorized for grant to non-employee directors. The purpose of the 2008 Director LTIP is to align the economic interests of the directors with the interests of stockholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. Each director receives an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. Directors may elect to receive their cash compensation in restricted stock. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. The shares vest half on the one-year anniversary and half on the second-year anniversary from the date of the grant.

2012 Employee LTIP

On September 13, 2012, our stockholders approved the 2012 Employee LTIP that was adopted by the Board on July 10, 2012. Under the 2012 Employee LTIP, 1,500,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purpose of the 2012 Employee LTIP is to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2012 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2012 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2012 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2008 Director LTIP, as discussed above. Under the 2012 Employee LTIP, the Compensation Committee will determine the time and method of exercise or vesting of the awards.

Stock Option Activity

During the years ended March 31, 2017, 2016, and 2015, we did not grant any stock options, nor did we have any outstanding stock options.

Restricted Stock Activity

As of March 31, 2017, we have granted 257,608 shares under the 2008 Director LTIP and 683,046 restricted shares under the 2012 Employee LTIP.

A summary of the non-vested restricted shares for year ended March 31, 2017 as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2016	407,603	$36.09
Granted	146,244	$43.15
Vested	(181,461)	$33.01
Forfeited	(697)	$38.45
Nonvested March 31, 2017	371,689	$40.45

In each of the years ending March 31, 2017, 2016 and 2015, we used the closing stock price on the grant date or, if the grant date falls on a date the stock was not traded, the previous day’s closing stock price for the fair value of the award.

The weighted-average grant date fair value of restricted shares granted during the years ended March 31, 2017, 2016, and 2015 was $43.15, $40.89, and $28.59, respectively.

The aggregated fair value of restricted shares that vested during the years ended March 31, 2017, 2016, and 2015 was $6.0 million, $4.7 million, and $4.0 million, respectively.

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP and the 2012 Employee LTIP allow the Company to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2017, we withheld 59,472 shares of common stock, at a value of $2.6 million, which was included in treasury stock. For the year ended March 31, 2016, the Company had withheld 60,894 shares of common stock, retroactively adjusted, at a value of $2.5 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period. We account for forfeitures when they occur. There are no additional conditions for vesting other than service conditions.

During the years ended March 31, 2017, 2016 and 2015, we recognized $6.0 million, $5.7 million and $4.6 million, respectively, of total share-based compensation expense and recognized tax benefit related thereto of $2.5 million, $2.3 million and $1.9 million, respectively. As of March 31, 2017, the total unrecognized compensation expense related to non-vested restricted stock was $10.3 million, which is expected to be recognized over a weighted-average period of 29 months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions to the plan. These contributions are not required and whether or not we choose to make them is entirely within our discretion. We amended the plan effective February 16, 2017, to have employer contributions be fully vested at all times. For the years ended March 31, 2017, 2016 and 2015, our employer contributions for the plan were approximately $1.9 million, $1.4 million and $1.4 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of March 31, 2017, and March 31, 2016. We had no additions or reductions to our gross on certain income tax positions during the year ended March 31, 2017. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2014, 2015 and 2016 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 35% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2017	2016	2015

Statutory federal income tax rate	35%	35%	35%
Income tax expense computed at the U.S. statutory federal rate	$30,134	$26,513	$27,410
State income tax expense—net of federal benefit	4,193	3,544	4,193
Non-deductible executive compensation	512	331	222
Other	717	616	648
Provision for income taxes	$35,556	$31,004	$32,473
Effective income tax rate	41.3%	40.9%	41.5%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Current:
Federal	$29,619	$21,361	$27,665
State	7,001	6,114	6,667
Foreign	132	13	3
Total current expense	36,752	27,488	34,335

Deferred:
Federal	(622)	3,727	(1,591)
State	(432)	(211)	(271)
Foreign	(142)	-	-
Total deferred expense (benefit)	(1,196)	3,516	(1,862)

Provision for income taxes	$35,556	$31,004	$32,473

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2017	2016
Deferred Tax Assets:
Accrued vacation	$2,217	$2,116
Deferred revenue	3,107	1,046
Foreign net operating loss carryforward	462	461
Reserve for credit losses	2,026	1,929
Restricted stock	1,779	1,778
Other accruals and reserves	2,555	1,556
Other credits and carryforwards	1,166	1,275
Gross deferred tax assets	13,312	10,161
Less: valuation allowance	(1,270)	(1,270)
Net deferred tax assets	12,042	8,891

Deferred Tax Liabilities:
Basis difference in fixed assets	(1,399)	(1,170)
Basis difference in operating leases	(9,926)	(7,749)
Basis difference in tax deductible goodwill	(2,516)	(2,973)
Total deferred tax liabilities	(13,841)	(11,892)

Net deferred tax liabilities	$(1,799)	$(3,001)

The effective income tax rate for the year ended March 31, 2017 was 41.3%, compared to 40.9% of the previous fiscal year.

As of March 31, 2017, we have state capital loss carryforwards of approximately $1.3 million, which have been fully reserved. The valuation allowance resulted from management's determination, based on available evidence, that it was more likely than not that the state capital loss deferred tax asset balance may not be realized. If not realized, the state capital loss carryforwards will generally expire in 5 years.

As of March 31, 2017, we have a foreign net operating loss of approximately $0.5 million related to operations in the United Kingdom. No valuation allowance was recognized as a result of management's determination, based on available evidence, that it was more likely than not that the foreign net operating loss deferred tax asset balance will be realized. The foreign net operating loss is not set to expire.

13. FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. Accordingly, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following tables summarize the fair value hierarchy of our financial instruments as of March 31, 2017 and 2016 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2017
Assets:
Money market funds	$50,866	$50,866	$-	$-

Liabilities:
Contingent consideration	$554	$-	$-	$554

March 31, 2016
Assets:
Money market funds	$39,509	$39,509	$-	$-
Liabilities:
Contingent consideration	$1,041	$-	$-	$1,041

For the year ended March 31, 2017, we recorded adjustments that increased the fair value of our liability for contingent consideration by $232 thousand. We recorded an adjustment to increase by $369 thousand the fair value of the contingent consideration during the year ended March 31, 2016. These adjustments were presented within general and administrative expenses in our consolidated statement of operations.

During the years ended March 31, 2017 and 2016, we paid $0.7 million and $1.2 million, respectively, to satisfy the current obligations of the contingent consideration arrangement.

14. BUSINESS COMBINATIONS

OneCloud Consulting, Inc

On May 17, 2017, our subsidiary ePlus Technology, inc., acquired OneCloud Consulting, Inc (“OneCloud”). Based in Milpitas, CA, OneCloud is a versatile team of highly trained technology consultants, architects, developers and instructors. OneCloud enables its customers’ cloud and application strategy via professional services, technical education and software development. The acquisition provides us with additional ability to address customers’ needs in cloud-based solutions and infrastructure; including DevOps, OpenStack, and other emerging technologies, to our broad customer base. Total consideration includes $8.8 million paid in cash at closing and contingent consideration up to $4.5 million to be paid over three years. Our initial accounting for the acquisition is not complete as further time is needed to properly value all the acquired assets and assumed liabilities.

Consolidated IT Services acquisition

On December 6, 2016, our subsidiary ePlus Technology, inc., acquired certain assets and assumed certain liabilities of the IT Services equipment and integration business of Consolidated Communications Holdings, Inc. (“Consolidated IT Services”), which provides data center, unified communications, networking, and security solutions to a diverse set of domestic and international customers including commercial, enterprise, and state, local, and education (SLED) organizations in the upper Midwest. The primary reasons for this acquisition are that Consolidated IT Services expands our reach to the upper Midwest, a new geography for ePlus, and enables us to market our advanced technology solutions to their long-standing client base.

The total purchase price was $13.1 million consisting of $9.5 million paid in cash at closing and the present value of $4.0 million that is being paid in cash in equal quarterly installments over 2 years, less $0.4 million that was paid back to us on February 7, 2017 as part of the final working capital adjustment. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount

Accounts receivable and other current assets	$7,491
Property and equipment	1,045
Identified intangible assets	3,810
Accounts payable and other current liabilities	(5,786)
Total identifiable net assets	6,560
Goodwill	6,507
Total purchase consideration	$13,067

Our allocation of the purchase consideration is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available.

The identified intangible assets of $3.8 million consist entirely of customer relationships with an estimated useful life of 7 years.

We recognized goodwill related to this transaction of $6.5 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period through the acquisition date had the acquisition date been April 1, 2016, is not material.

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

15. SEGMENT REPORTING

The Company’s segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the chief operating decision-maker ("CODM") for deciding how to allocate resources and for assessing performance. With the appointment of a new Chief Executive Officer and President effective August 1, 2016, we reassessed the determination of our operating segments. Out of that assessment, we concluded that our new Chief Executive Officer and President had assumed the role of CODM and that our operations continue to be conducted through two operating segments, our technology segment and our financing segment. Our technology segment includes sales of information technology products, third-party software, third-party maintenance, advanced professional and managed services and our proprietary software to commercial, state and local governments, and government contractors. Our financing segment consists of the financing of IT equipment, software and related services to commercial, state and local governments, and government contractors. Our CODM uses several measures to allocate resources and assess performance. Our reported measure is earnings before taxes.

Our reportable segment information was as follows (in thousands):

	Year Ended March 31,
	2017			2016			2015
Statement of Operations	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$1,290,228	$-	$1,290,228	$1,163,337	$-	$1,163,337	$1,100,884	$-	$1,100,884
Financing revenue	-	34,200	34,200	-	35,091	35,091	-	34,728	34,728
Fee and other income	4,709	252	4,961	5,728	43	5,771	7,565	105	7,670
Net sales	1,294,937	34,452	1,329,389	1,169,065	35,134	1,204,199	1,108,449	34,833	1,143,282

Cost of sales, product and services	1,025,188	-	1,025,188	931,782	-	931,782	887,673	-	887,673
Direct lease costs	-	4,442	4,442	-	10,360	10,360	-	11,062	11,062
Cost of sales	1,025,188	4,442	1,029,630	931,782	10,360	942,142	887,673	11,062	898,735

Selling, general, and administrative expenses	193,594	11,638	205,232	167,992	10,988	178,980	155,412	11,713	167,125
Depreciation and amortization	7,243	9	7,252	5,532	16	5,548	4,310	23	4,333
Interest and financing costs	-	1,543	1,543	70	1,708	1,778	96	2,283	2,379
Operating expenses	200,837	13,190	214,027	173,594	12,712	186,306	159,818	14,019	173,837

Operating income	68,912	16,820	85,732	63,689	12,062	75,751	60,958	9,752	70,710

Other income			380			-			7,603

Earnings before taxes			$86,112			$75,751			$78,313

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$7,365	$4,366	$11,731	$5,641	$10,339	$15,980	$4,450	$11,125	$15,575
Purchases of property, equipment and operating lease equipment	$3,356	$6,202	$9,558	$2,442	$12,026	$14,468	$3,610	$8,306	$11,916

Selected Financial Data - Balance Sheet

Total assets	$533,560	$208,160	$741,720	$427,580	$189,100	$616,680	$368,971	$199,304	$568,275

The geographic information for the years ended March 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015

Net sales:
U.S.	$1,293,705	$1,186,904	$1,124,371
Non U.S.	35,684	17,295	18,911
Total	$1,329,389	$1,204,199	$1,143,282

	As of March 31,
	2017	2016
Long-lived tangible assets:
U.S.	$31,449	$22,632
Non U.S.	1,878	1,427
Total	$33,328	$24,059

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

For the year ended March 31, 2017, sales to a large technology company were approximately 13% of net sales, all of which related to our technology segment. No single customer accounted for more than 10% of net sales for the years ended March 31, 2016 and 2015.

16. QUARTERLY DATA —UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts):

	Year Ended March 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Net sales	$298,503	$371,462	$326,657	$332,767	$1,329,389
Cost of sales	230,839	289,529	252,871	256,391	1,029,630
Gross profit	67,664	81,933	73,786	76,376	299,759

Selling, general, and administrative expenses	48,054	51,607	50,160	55,411	205,232
Depreciation and amortization	1,775	1,723	1,910	1,844	7,252
Interest and financing costs	349	400	409	385	1,543
Operating expenses	50,178	53,730	52,479	57,640	214,027
Operating income	17,486	28,203	21,307	18,736	85,732
Other income	-	380	-	-	380
Earnings before provision for income taxes	17,486	28,583	21,307	18,736	86,112
Provision for income taxes	6,815	11,808	8,687	8,246	35,556
Net earnings	$10,671	$16,775	$12,620	$10,490	$50,556

Net earnings per common share—Basic (1)	$0.76	$1.21	$0.92	$0.76	$3.65
Net earnings per common share—Diluted (1)	$0.75	$1.21	$0.91	$0.75	$3.60

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

	Year Ended March 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Net sales	$269,866	$336,286	$298,644	$299,403	$1,204,199
Cost of sales	210,736	264,365	234,584	232,457	942,142
Gross profit	59,130	71,921	64,060	66,946	262,057

Selling, general, and administrative expenses	42,303	43,638	44,688	48,351	178,980
Depreciation and amortization	1,208	1,200	1,331	1,809	5,548
Interest and financing costs	553	422	396	407	1,778
Operating expenses	44,064	45,260	46,415	50,567	186,306
Operating income	15,066	26,661	17,645	16,379	75,751
Earnings before provision for income taxes	15,066	26,661	17,645	16,379	75,751
Provision for income taxes	6,252	10,982	7,348	6,422	31,004
Net earnings	$8,814	$15,679	$10,297	$9,957	$44,747

Net earnings per common share—Basic (1)	$0.61	$1.08	$0.71	$0.69	$3.08
Net earnings per common share—Diluted (1)	$0.60	$1.07	$0.70	$0.68	$3.05

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for Sales Returns: (1)
Year Ended March 31, 2015	592	1,009	(988)	613
Year Ended March 31, 2016	613	1,500	(1,460)	653
Year Ended March 31, 2017	653	1,530	(1,431)	752

Reserve for Credit Losses:
Year Ended March 31, 2015	5,752	125	(254)	5,623
Year Ended March 31, 2016	5,623	(242)	(188)	5,193
Year Ended March 31, 2017	5,193	277	(78)	5,392

Valuation for Deferred Taxes:
Year Ended March 31, 2015	1,287	(64)	-	1,223
Year Ended March 31, 2016	1,223	47	-	1,270
Year Ended March 31, 2017	1,270	-	-	1,270

(1)
These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $4.6 million, $4.0 million, and $3.8 million as of March 31, 2017, 2016, and 2015, respectively.

S-1