Form 10-Q
period 2017-06-30
EPLUS INC
filed 2017-08-03
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of July 31, 2017 was 14,167,188.

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

o	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
o	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled, competent, personnel and vendor certifications;
o	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
o	performing professional and managed services competently;
o	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	failure to comply with public sector contracts or applicable laws;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2017	As of March 31, 2017
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$98,244	$109,760
Accounts receivable—trade, net	276,671	266,029
Accounts receivable—other, net	25,665	24,987
Inventories	90,497	93,557
Financing receivables—net, current	61,372	51,656
Deferred costs	13,737	7,971
Other current assets	39,330	43,364
Total current assets	605,516	597,324

Financing receivables and operating leases—net	66,821	71,883
Property, equipment and other assets	11,904	11,956
Goodwill	55,396	48,397
Other intangible assets—net	15,547	12,160
TOTAL ASSETS	$755,184	$741,720

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$111,955	$113,518
Accounts payable—floor plan	138,932	132,612
Salaries and commissions payable	16,067	18,878
Deferred revenue	62,679	65,312
Recourse notes payable—current	799	908
Non-recourse notes payable—current	28,788	26,085
Other current liabilities	22,323	19,179
Total current liabilities	381,543	376,492

Non-recourse notes payable—long term	6,908	10,431
Deferred tax liability—net	1,794	1,799
Other liabilities	7,909	7,080
TOTAL LIABILITIES	398,154	395,802

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 14,170 outstanding at June 30, 2017 and 14,161 outstanding at March 31, 2017	142	142
Additional paid-in capital	125,043	123,536
Treasury stock, at cost	(4,130)	-
Retained earnings	236,246	222,823
Accumulated other comprehensive income—foreign currency translation adjustment	(271)	(583)
Total Stockholders' Equity	357,030	345,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$755,184	$741,720

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2017	2016
	(in thousands, except per share data)

Net sales	$367,157	$298,503
Cost of sales	289,564	230,839
Gross profit	77,593	67,664

Selling, general, and administrative expenses	54,664	48,054
Depreciation and amortization	2,063	1,775
Interest and financing costs	359	349
Operating expenses	57,086	50,178

Operating income	20,507	17,486

Other income	271	-

Earnings before tax	20,778	17,486

Provision for income taxes	7,355	6,815

Net earnings	$13,423	$10,671

Net earnings per common share—basic	$0.97	$0.76
Net earnings per common share—diluted	$0.96	$0.75

Weighted average common shares outstanding—basic	13,806	14,066
Weighted average common shares outstanding—diluted	14,019	14,216

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2017	2016
	(amounts in thousands)

NET EARNINGS	$13,423	$10,671

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	312	(217)

Other comprehensive income (loss)	312	(217)

TOTAL COMPREHENSIVE INCOME	$13,735	$10,454

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$13,423	$10,671

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	3,225	2,775
Reserve for credit losses, inventory obsolescence and sales returns	283	191
Share-based compensation expense	1,507	1,458
Payments from lessees directly to lenders—operating leases	(1,014)	(1,884)
Gain on disposal of property, equipment and operating lease equipment	(1,112)	(889)
Gain on sale of financing receivables	(2,292)	(1,455)
Other	(2)	109
Changes in:
Accounts receivable—trade	(10,143)	(24,283)
Accounts receivable—other	(3,621)	4,378
Inventories	3,181	(13,188)
Financing receivables—net	(3,871)	244
Deferred costs, other intangible assets and other assets	(5,994)	4,115
Accounts payable	7,630	3,827
Salaries and commissions payable, deferred revenue and other liabilities	(4,650)	1,212
Net cash used in operating activities	$(3,450)	$(12,719)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	$980	$2,100
Purchases of property, equipment and operating lease equipment	(1,871)	(890)
Purchases of assets to be leased or financed	(3,017)	(6,052)
Issuance of financing receivables	(51,024)	(32,100)
Repayments of financing receivables	20,630	5,856
Proceeds from sale of financing receivables	28,379	13,576
Cash used in acquisitions, net of cash acquired	(7,913)	-
Net cash used in investing activities	$(13,836)	$(17,510)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$4,700	$11,979
Repayments of non-recourse and recourse notes payable	(467)	(2)
Repurchase of common stock	(4,130)	(20,640)
Repayments of financing of acquisitions	(604)	-
Net borrowings (repayments) on floor plan facility	6,320	22,616
Net cash provided by financing activities	5,819	13,953

Effect of exchange rate changes on cash	(49)	317

Net Decrease in Cash and Cash Equivalents	(11,516)	(15,959)

Cash and Cash Equivalents, Beginning of Period	109,760	94,766

Cash and Cash Equivalents, End of Period	$98,244	$78,807

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$27	$19
Cash paid for income taxes	$2,960	$1,367

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and operating lease equipment	$1,673	$161
Purchase of property, equipment, and operating lease equipment	$26	$(1,873)
Purchase of assets to be leased or financed	$(3,909)	$(9,247)
Issuance of financing receivables	$(56,791)	$(39,779)
Repayment of financing receivables	$4,058	$7,114
Proceeds from sale of financing receivables	$52,023	$31,901
Financing of acquisitions	$2,072	$-
Borrowing of non-recourse and recourse notes payable	$7,605	$12,210
Repayments of non-recourse and recourse notes payable	$(5,958)	$(9,616)
Vesting of share-based compensation	$10,458	$7,280
Repurchase of common stock included in accounts payable	$-	$(1,459)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2017	14,161	$142	$123,536	$-	$222,823	$(583)	$345,918
Issuance of restricted stock awards	64	-	-	-	-	-	-
Share-based compensation	-	-	1,507	-	-	-	1,507
Repurchase of common stock	(55)	-	-	(4,130)	-	-	(4,130)
Net earnings	-	-	-	-	13,423	-	13,423
Foreign currency translation adjustment	-	-	-	-	-	312	312
Balance, June 30, 2017	14,170	$142	$125,043	$(4,130)	$236,246	$(271)	$357,030

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

BASIS OF PRESENTATION — The unaudited condensed consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited condensed consolidated financial statements from the dates of acquisition.

INTERIM FINANCIAL STATEMENTS — The unaudited condensed consolidated financial statements for the three months ended June 30, 2017 and 2016 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three months ended June 30, 2017 and 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2018 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2017 (“2017 Annual Report”), which should be read in conjunction with these interim condensed consolidated financial statements.

USE OF ESTIMATES — The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangible assets, reserves for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

The notes to the consolidated financial statements contained in the 2017 Financial Statements include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the three months ended June 30, 2017.

STOCK SPLIT — On March 31, 2017, we completed a two-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the accompanying financial statements and disclosures have been retroactively adjusted for this stock split. The number of authorized shares reflected on the consolidated balance sheets was not affected by the stock split.

CONCENTRATIONS OF RISK — A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett Packard Enterprise (“HPE”) and HP, Inc. (Hewlett Packard companies), and NetApp products, which represented approximately 49%, 8% and 4%, respectively, for the three months ended June 30, 2017. Sales of Cisco Systems, Hewlett Packard companies, and NetApp represented approximately 52%, 6%, and 5%, respectively, for the three months ended June 30, 2016. Any changes in our vendors’ ability to provide products or incentive programs could have a material adverse effect on our business, results of operations and financial condition.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under GAAP and eliminate industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. Including the one-year deferral, these updates become effective for us in our quarter ending June 30, 2018, and early adoption is permitted for us in our quarter ending June 30, 2017. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

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

Our analysis and evaluation of the new standard will continue through its effective date in the first quarter of 2018. A substantial amount of work remains to be completed due to the complexity of the new standard, the application of judgment and the requirement for the use of estimates in applying the new standard, as well as the volume of our customer portfolio and the related terms and conditions of our contracts that must be reviewed.

In August 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current US GAAP on this topic. The core principle of this update is that a lessee should recognize the assets and liabilities that arise from leases. This update requires adoption under the modified retrospective approach and becomes effective for us in our quarter ending June 30, 2019. Early adoption is permitted. We are currently evaluating the impact of this update on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update requires adoption under a modified retrospective approach and becomes effective for us in our quarter ending June 30, 2020. Early adoption is permitted beginning in our quarter ending June 30, 2019. We are currently evaluating the impact of this update on our financial statements.

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

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

June 30, 2017	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$51,091	$57,155	$108,246
Estimated unguaranteed residual value (1)	-	17,972	17,972
Initial direct costs, net of amortization (2)	452	389	841
Unearned income	-	(5,988)	(5,988)
Reserve for credit losses (3)	(480)	(716)	(1,196)
Total, net	$51,063	$68,812	$119,875
Reported as:
Current	$33,586	$27,786	$61,372
Long-term	17,477	41,026	58,503
Total, net	$51,063	$68,812	$119,875

(1)	Includes estimated unguaranteed residual values of $12,724 thousand for direct financing leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $371 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

March 31, 2017	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$48,524	$57,872	$106,396
Estimated unguaranteed residual value (1)	-	18,273	18,273
Initial direct costs, net of amortization (2)	279	341	620
Unearned income	-	(5,913)	(5,913)
Reserve for credit losses (3)	(3,434)	(679)	(4,113)
Total, net	$45,369	$69,894	$115,263
Reported as:
Current	$23,780	$27,876	$51,656
Long-term	21,589	42,018	63,607
Total, net	$45,369	$69,894	$115,263

(1)	Includes estimated unguaranteed residual values of $12,677 thousand for direct financing leases which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $510 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	June 30, 2017	March 31, 2017
Cost of equipment under operating leases	$16,836	$16,725
Accumulated depreciation	(8,518)	(8,449)
Investment in operating lease equipment—net (1)	$8,318	$8,276

(1)	These totals include estimated unguaranteed residual values of $2,075 thousand and $1,117 thousand as of June 30, 2017 and March 31, 2017, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic 860, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2017 and March 31, 2017, we had financing receivables of $40.1 million and $33.1 million, respectively, and operating leases of $7.1 million and $6.6 million, respectively, which were collateral for non-recourse notes payable. See Note 7, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended June 30, 2017 and 2016, we recognized net gains of $2.3 million and $1.5 million, respectively, and total proceeds from these sales were $85.8 million and $54.2 million, respectively.

For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both June 30, 2017 and March 31, 2017, we had deferred revenue of $0.5 million for servicing. In a limited number of such sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease. As of June 30, 2017, our maximum potential future payments related to such guarantees is $0.8 million. We believe the possibility of making any payments to be remote.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2017, (in thousands):

	Three Months Ended June 30, 2017
	Goodwill	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Balance as of March 31, 2017	$57,070	$(8,673)	$48,397
Acquisitions	6,925	-	6,925
Foreign currency translations	74	-	74
Balance as of June 30, 2017	$64,069	$(8,673)	$55,396

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. All of our goodwill as of June 30, 2017 and March 31, 2017 is related to our technology reportable segment, which we also determined to be one reporting unit.

See Note 15, “Business Combinations” for additional information regarding acquisitions.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at June 30, 2017 and March 31, 2017 (in thousands):

	June 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Customer relationships & other intangibles	$27,776	$(13,701)	$14,075	$23,373	$(12,553)	$10,820
Capitalized software development	3,884	(2,412)	1,472	3,649	(2,310)	1,339
Total	$31,660	$(16,113)	$15,547	$27,022	$(14,863)	$12,159

Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 8 years. Trade names and trademarks are amortized over an estimated useful life of 10 years.

Customer relationships and other intangibles increased due to business acquisitions by $4.4 million, of which $2.4 million is internally developed processes, $1.9 million is customer relationships, and $0.1 million due to foreign exchange translation. Total amortization expense for other intangible assets was $1.1 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively.

5.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2017	$1,279	$3,434	$679	$5,392
Provision for credit losses	(1)	67	202	268
Write-offs and other	-	(3,021)	(165)	(3,186)
Balance June 30, 2017	$1,278	$480	$716	$2,474

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2016	$1,127	$3,381	$685	$5,193
Provision for credit losses	15	71	46	132
Balance June 30, 2016	$1,142	$3,452	$731	$5,325

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	June 30, 2017		March 31, 2017
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$413	$709	$348	$556
Ending balance: individually evaluated for impairment	67	7	3,086	123
Ending balance	$480	$716	$3,434	$679

Minimum payments:
Ending balance: collectively evaluated for impairment	$51,024	$57,148	$45,438	$57,730
Ending balance: individually evaluated for impairment	67	7	3,086	142
Ending balance	$51,091	$57,155	$48,524	$57,872

We place receivables on non-accrual status when events, such as a customer’s declaring bankruptcy, occur that indicate a receivable will not be collectable. We charge off uncollectable financing receivables when we stop pursuing collection. As March 31, 2017, we had a balance outstanding as of $3.2 million for a customer in bankruptcy which was fully reserved and on a non-accrual status. We wrote off this balance against the reserve for credit losses during the quarter ended June 30, 2017, after the bankruptcy case was substantially complete.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of June 30, 2017 and March 31, 2017 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

June 30, 2017

High CQR	$116	$123	$139	$378	$476	$32,274	$33,128	$(2,560)	$(10,265)	$20,303
Average CQR	27	21	113	161	131	23,728	24,020	(1,518)	(10,624)	11,878
Low CQR	-	-	-	-	7	-	7	-	-	7
Total	$143	$144	$252	$539	$614	$56,002	$57,155	$(4,078)	$(20,889)	$32,188

March 31, 2017

High CQR	$379	$224	$230	$833	$406	$32,532	$33,771	$(2,362)	$(12,924)	$18,485
Average CQR	113	20	113	246	91	23,622	23,959	(1,556)	(13,353)	9,050
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$492	$244	$485	$1,221	$497	$56,154	$57,872	$(3,937)	$(26,277)	$27,658

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as June 30, 2017 and March 31, 2017 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure
		2017
June 30, 2017

High CQR	$102	$97	$-	$199	$871	$38,392	$39,462	$(16,690)	$22,782
Average CQR	344	-	-	344	248	10,970	11,562	(4,437)	7,125
Low CQR	-	-	67	67	-	-	67	-	67
Total	$446	$97	$67	$610	$1,119	$49,362	$51,091	$(21,117)	$29,974

March 31, 2017

High CQR	$183	$663	$755	$1,601	$1,165	$23,359	$26,125	$(12,003)	$14,122
Average CQR	28	5	-	33	555	18,725	19,313	(13,732)	5,581
Low CQR	-	-	3,086	3,086	-	-	3,086	-	3,086
Total	$211	$668	$3,841	$4,720	$1,720	$42,084	$48,524	$(25,735)	$22,789

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

6.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	June 30, 2017	March 31, 2017
Other current assets:
Deposits & funds held in escrow	$34,861	$39,161
Prepaid assets	3,609	3,388
Other	860	815
Total other current assets	$39,330	$43,364

Property, equipment and other assets
Property and equipment, net	$6,513	$6,690
Deferred costs	4,123	3,536
Other	1,268	1,730
Total other assets - long term	$11,904	$11,956

	June 30, 2017	March 31, 2017
Other current liabilities:
Accrued expenses	$7,132	$7,450
Accrued income taxes payable	6,171	1,761
Other	9,020	9,968
Total other current liabilities	$22,323	$19,179

Other liabilities:
Deferred revenue	$5,413	$4,704
Other	2,496	2,376
Total other liabilities - long term	$7,909	$7,080

As of June 30, 2017 and March 31, 2017 we had customer deposits and funds held in escrow of $34.9 million and $39.2 million, respectively. These balances relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds were placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

7.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	June 30, 2017	March 31, 2017

Recourse notes payable with interest rates ranging from 3.20% and 4.13% at June 30, 2017 and March 31, 2017.
Current	$799	$908

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.0% to 8.45% at June 30, 2017 and ranging from 2.0% to 7.75% as of March 31, 2017.

Current	$28,788	$26,085
Long-term	6,908	10,431
Total non-recourse notes payable	$35,696	$36,516

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.64% and 3.73%, as of June 30, 2017 and March 31, 2017, respectively. The weighted average interest rate for our recourse notes payable was 3.35% and 3.45%, as of June 30, 2017 and March 31, 2017, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $138.9 million and $132.6 million as of June 30, 2017 and March 31, 2017, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2017 and March 31, 2017.

As of June 30, 2017, the facility agreement had an aggregate limit of the two components of $250 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2017. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The facility provided by WFCDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2017, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

On July 27, 2017, we executed an amendment to the WFCDF credit facility which temporarily increases the aggregate limit of the two components from $250.0 million to $325.0 million from the date of the agreement through October 31, 2017, and provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the date of election and October 31 of that same year.

Fair Value

As of June 30, 2017 and March 31, 2017, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we may be a plaintiff or a defendant in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business include preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment-related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our consolidated statements of operations for the three months ended June 30, 2017 and 2016 (in thousands, except per share data).

	Three Months Ended June 30,
	2017	2016

Net earnings attributable to common shareholders - basic and diluted	$13,423	$10,671

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,806	14,066
Effect of dilutive shares	213	150
Weighted average shares common outstanding — diluted	14,019	14,216

Earnings per common share - basic	$0.97	$0.76

Earnings per common share - diluted	$0.96	$0.75

10.	STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On August 18, 2016, our board of directors authorized the repurchase up to 500,000 shares of its outstanding common stock over a 12-month period beginning on August 19, 2016 through August 18, 2017. As a result of the two-for-one stock split on March 31, 2017, as described in Note 1 "Organization and Summary of Significant Accounting Policies", the number of shares was increased to 1,000,000. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30, 2017, we did not purchase any shares of our outstanding common stock under the share repurchase plan; however, we purchased 54,546 shares of common stock at a value of $4.1 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2016, we purchased 453,584 shares of our outstanding common stock at an average cost of $40.60 per share for a total purchase price of $18.4 million under the share repurchase plan. We also purchased 59,472 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

11.	SHARE-BASED COMPENSATION

Share-Based Plans

As of June 30, 2017, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). Both of the share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the three months ended June 30, 2017, we granted 282 restricted shares under the 2008 Director LTIP, and 66,530 restricted shares under the 2012 Employee LTIP. For the three months ended June 30, 2016, we granted 460 restricted shares under the 2008 Director LTIP, and 114,538 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2017	371,689	$40.45
Granted	66,812	$79.64
Vested	(137,932)	$38.08
Forfeited	(3,084)	$38.34
Nonvested March 31, 2017	297,485	$50.38

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the three months ended June 30, 2017, the Company had withheld 54,546 shares of common stock at a value of $4.1 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During both of the three months ended June 30, 2017 and 2016, we recognized $1.5 million of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $14.0 million as of June 30, 2017, which will be fully recognized over the next thirty six (36) months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions to the plan. These contributions are not required and whether or not we choose to make them is entirely within our discretion. Our employer contributions to the plan are fully vested at all times. For the three months ended June 30, 2017 and 2016 our estimated contribution expense for the plan were $0.6 million and $0.4 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of June 30, 2017, and June 30, 2016. We had no additions or reductions to our gross unrecognized tax benefits during the three months ended June 30, 2017. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2017 and March 31, 2017 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017
Assets:
Money market funds	$34,952	$34,952	$-	$-

Liabilities:
Contingent consideration	$2,315	$-	$-	$2,315

March 31, 2017
Assets:
Money market funds	$50,866	$50,866	$-	$-

Liabilities:
Contingent consideration	$554	$-	$-	$554

For the three months ended June 30, 2017, we recorded adjustments that increased the fair value of our liability for contingent consideration by $2.1 million due to a business acquisition, and $0.3 million in payments that were made to satisfy the current obligations of the contingent consideration arrangement from our earlier acquisition of Consolidated IT Services.

For the three months ended June 30, 2016, we recorded adjustments that increased the fair value of our liability for contingent consideration by $78 thousand and incurred no payments. These adjustments were presented within general and administrative expenses in our unaudited condensed consolidated statement of operations.

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

Our reportable segment information was as follows (in thousands):

	Three Months Ended
	June 30, 2017			June 30, 2016
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$357,080	$-	$357,080	$290,181	$-	$290,181
Financing revenue	-	9,071	9,071	-	6,987	6,987
Fee and other income	986	20	1,006	1,276	59	1,335
Net sales	358,066	9,091	367,157	291,457	7,046	298,503

Cost of sales, product and services	288,433	-	288,433	229,847	-	229,847
Direct lease costs	-	1,131	1,131	-	992	992
Cost of sales	288,433	1,131	289,564	229,847	992	230,839

Selling, general, and administrative expenses	51,501	3,163	54,664	45,213	2,841	48,054
Depreciation and amortization	2,062	1	2,063	1,771	4	1,775
Interest and financing costs	-	359	359	-	349	349
Operating expenses	53,563	3,523	57,086	46,984	3,194	50,178

Operating income	$16,070	$4,437	$20,507	$14,626	$2,860	$17,486

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$2,095	$1,130	$3,225	$1,788	$987	$2,775
Purchases of property, equipment and operating lease equipment	$1,091	$780	$1,871	$652	$238	$890

Selected Financial Data - Balance Sheet

Total assets	$577,398	$177,786	$755,184	$450,992	$188,107	$639,099

15.	BUSINESS COMBINATIONS

OneCloud Consulting Inc. acquisition

On May 17, 2017, our subsidiary ePlus Technology, inc., acquired 100% of the stock of OneCloud Consulting, Inc. (“OneCloud”). Based in Milpitas, CA, OneCloud is a versatile team of highly trained technology consultants, architects, developers and instructors. OneCloud enables its customers’ cloud and application strategy via professional services, technical education and software development. The acquisition provides us with additional ability to address customers’ needs in cloud-based solutions and infrastructure; including DevOps, OpenStack, and other emerging technologies, to our broad customer base.

Our preliminary sum of total consideration transferred is $10.0 million consisting of $7.9 million paid in cash at closing, net of cash acquired, and $2.1 million equal to the preliminary fair value of contingent consideration calculated using the Monte Carlo simulation model. The maximum payout of the contingent consideration is $4.5 million paid over 3 years. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount

Accounts receivable and other assets	$488
Identified intangible assets	3,980
Accounts payable and other current liabilities	(1,688)

Total identifiable net assets	2,780
Goodwill	7,205

Total purchase consideration	$9,985

Our sum for consideration transferred and our allocation of the purchase consideration is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available.

The identified intangible assets of $4.0 million consist of customer relationships of $1.6 million with an estimated useful life of 8 years, and internally developed processes of $2.4 million with an estimated useful life of 5 years.

We recognized goodwill related to this transaction of $7.2 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period through the acquisition date had the acquisition date been April 1, 2017, is not material.

Consolidated IT Services acquisition

On December 6, 2016, our subsidiary ePlus Technology, inc., acquired certain assets and assumed certain liabilities of Consolidated IT Services. Consolidated IT Services’ business provides data center, unified communications, networking, and security solutions to a diverse set of domestic and international customers including commercial, enterprise, and state, local, and education (SLED) organizations in the upper Midwest. The primary reasons for this acquisition are that Consolidated IT Services expands our reach to the upper Midwest, a new geography for ePlus, and enables us to market our advanced technology solutions to their long-standing customer base.

The total purchase price is $13.1 million including $9.5 million paid in cash at closing and $4.0 million that will be paid in cash in equal quarterly installments over 2 years, less $0.4 million paid back to us as part of the final working capital adjustment. Our allocation of the purchase consideration to the assets acquired and liabilities is presented below (in thousands):

Acquisition Date Amount

Accounts receivable and other current assets	$7,491
Property and equipment	1,045
Identified intangible assets	4,090
Accounts payable and other current liabilities	(5,786)
Total identifiable net assets	6,840
Goodwill	6,227
Total purchase consideration	$13,067

In the quarter ended June 30, 2017, we increased identified intangible assets and decreased goodwill by $280 thousand from the provisional amounts recorded as of March 31, 2017.

The identified intangible assets of $4.1 million consist entirely of customer relationships with an estimated useful life of 7 years.

We recognized goodwill related to this transaction of $6.2 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the prior reporting period through the acquisition date had the acquisition date been April 1, 2016 is not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended March 31, 2017 (“2017 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2017 Annual Report.

EXECUTIVE OVERVIEW

Business Description

We are a leading solutions provider that delivers actionable outcomes for organizations by utilizing information technology (IT) and consulting solutions to drive business agility and innovation. Leveraging world-class engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with customers’ needs. Our expertise and experience enables ePlus to craft optimized solutions that take advantage of the cost, scale and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, professional, managed and complete lifecycle management services including flexible financing solutions. We have been in the business of selling, leasing, financing, and managing information technology and other assets for more than 27 years.

Our primary focus is to deliver integrated technology solutions that address our customers’ Cloud, Security and Digital Infrastructure needs, for both on-premise and in the cloud. Our Hybrid IT framework is a lifecycle approach that includes consulting, assessment, architecture, testing, implementation, managed services, maintenance and periodic consultative reviews. In addition to cloud, our portfolio of expertise includes software defined, security, IoT, data and analytics, mobility, hyper-converged infrastructure, and other advanced technologies. We design, implement and manage an array of IT solutions from multiple leading IT vendors. We are an authorized reseller from over 1,000 vendors, but primarily from approximately 100 vendors, including Artista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Gigamon, HP Inc., HPE, Juniper Networks, Lenovo, NetApp, Nimble Storage, Oracle, Palo Alto Networks, Pure Storage, Quantum, Splunk, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

Our scale and financial resources have enabled us to continue investing in engineering and technology resources and stay current with emerging technology trends. By delivering leading edge Hybrid IT solutions, ePlus has become a trusted advisor to our customers. Our integrated technology solutions incorporate hardware, software, security and both managed and professional services. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services, financing, and our proprietary supply chain software, is unique in the industry. This broad portfolio enables us to deliver a unique customer experience that spans the continuum from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This approach also permits us to accommodate our customers’ business requirements and deliver ever-more-sophisticated hybrid IT solutions, thus solidifying our relationships and value.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the twelve months ended June 30, 2017, the percentage of revenue by customer end market within our technology segment includes technology industry 25%, state and local government, and educational institutions 19%, telecommunications, media and entertainment 15%, financial services 13%, and healthcare 11%. The majority of our sales were generated within the United States; however, we have the ability to support our customers nationally and internationally including a physical location in the United Kingdom (“U.K.”), which was established by acquisition in December 4, 2015. Our technology segment accounted for 98% of our net sales, and 78% of our operating income, while our financing segment accounted for 2% of our net sales, and 22% of our operating income for the three months ended June 30, 2017.

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

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our unaudited condensed consolidated financial statements as well as non-GAAP performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance of financial position that either excludes or includes amounts that are not normally included in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

Our key business metrics and results from those metrics are as follows, (dollars in thousands):

	Three Months Ended June 30,
	2017	2016

Sales of products and services	$357,080	$290,181

Adjusted gross billings of product and services (1)	$481,685	$397,473

Gross margin	21.1%	22.7%
Gross margin, product and services	19.2%	20.8%
Operating income margin	5.6%	5.9%

Net earnings	$13,423	$10,671
Net earnings margin	3.7%	3.6%
Net earnings per common share - diluted	$0.96	$0.75

Non-GAAP: Net earnings (2)	$12,604	$10,959
Non-GAAP: Net earnings per common share - diluted (2)	$0.90	$0.77

Adjusted EBITDA (3)	$22,570	$19,261
Adjusted EBITDA margin (3)	6.1%	6.5%

Purchases of property and equipment used internally	$1,091	$652
Purchases of equipment under operating leases	780	238
Total capital expenditures	$1,871	$890

(1)
We define Adjusted gross billings of product and services as our sales of product and services calculated in accordance with US GAAP, adjusted to exclude the costs incurred related to sales of third party software assurance, subscription licenses, maintenance and services. We have provided below a reconciliation of Adjusted gross billings of product and services to Sales of product and services, which is the most directly comparable financial measure to this non-GAAP financial measure.

We use Adjusted gross billings of product and services as a supplemental measure of our performance to gain insight into the volume of business generated by our technology segment, and to analyze the changes to our accounts receivable and accounts payable. Our use of Adjusted gross billings of product and services as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted gross billings of product and services or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended June 30,
	2017	2016
Sales of products and services	$357,080	$290,181
Costs incurred related to sales of third party software assurance, maintenance and services	124,605	$107,292

Adjusted gross billings of product and services	$481,685	$397,473

(2)
Non-GAAP net earnings per common share are based on net earnings calculated in accordance with US GAAP, adjusted to exclude other income and acquisition related amortization expense, and related effects on income tax, and the tax (benefit) expense recognized due to the vesting of shared based compensation. We use Non-GAAP net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of these items in calculating Non-GAAP net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that non-GAAP net earnings per common share provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Non-GAAP net earnings per common share as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate Non-GAAP net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended June 30,
	2017	2016
GAAP: Earnings before tax	$20,778	$17,486
Acquisition related amortization expense	1,121	1,089
Other income	(271)	-
Non-GAAP: Earnings before provision for income taxes	21,628	18,575

GAAP: Provision for income taxes	7,355	6,815
Acquisition related amortization expense	424	365
Other income	(114)	-
Tax benefit on restricted stock	1,359	436
Non-GAAP: Provision for income taxes	9,024	7,616

Non-GAAP: Net earnings	$12,604	$10,959

GAAP: Net earnings per common share - diluted	$0.96	$0.75
Non-GAAP: Net earnings per common share - diluted	$0.90	$0.77

(3)
We define Adjusted EBITDA as net earnings calculated in accordance with US GAAP, adjusted for the following: interest expense, depreciation and amortization, provision for income taxes, and other income. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. We provide below a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

We use Adjusted EBITDA as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended June 30,
Consolidated	2017	2016
Net earnings	$13,423	$10,671
Provision for income taxes	7,355	6,815
Depreciation and amortization	2,063	1,775
Other income	(271)	-
Adjusted EBITDA	$22,570	$19,261

Technology Segment
Operating income	$16,070	$14,626
Depreciation and amortization	2,062	1,771
Adjusted EBITDA	$18,132	$16,397

Financing Segment
Operating income	$4,437	$2,860
Depreciation and amortization	1	4
Adjusted EBITDA	$4,438	$2,864

Consolidated Results of Operations

During the three months ended June 30, 2017, net sales increased 23.0%, or $68.7 million to $367.2 million, compared to $298.5 million for the same period in the prior fiscal year. Adjusted gross billings of product and services increased 21.2%, or $84.2 million to $481.7 million, for the three months ended June 30, 2017 from $397.5 million for the same period in the prior fiscal year. This increase in demand was from commercial customers primarily in the technology industry.

Consolidated gross profit rose 14.7% to $77.6 million, compared with $67.7 million for the three months ended June 30, 2016. Consolidated gross margins were 21.1% for the three months ended June 30, 2017 an decrease of 160 basis points compared to 22.7% for the same period in the prior fiscal year. The decrease in margins for the three month period was due to a shift in product mix, as we sold a lower proportion of third party software assurance, maintenance and services, and gross margins also decreased due to a large competitively bid project which partially shipped during the quarter. Also contributing to the lower margins was a decrease in vendor incentives earned.

Our operating expenses increased 13.8% to $57.1 million, or 15.5% of net sales for the three months ended June 30, 2017 as compared to $50.2 million, representing 16.8% of net sales in the same period last year. The majority of this increase reflects increased variable compensation as a result of the increase in gross profit, as well as additional employees, and an increase in employee healthcare costs. Our headcount increased by 124 employees or 11.3% to 1,223 from 1,099 a year ago, 48 of which were from the acquisition of Consolidated IT Services and 57 from the OneCloud acquisition. The personnel additions included 113 sales and engineering positions, with the remaining additions being administrative positions.

Operating income for the three months ended June 30, 2017 increased 17.3% to $20.5 million, as compared to $17.5 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, the operating income margin decreased 30 basis points to 5.6% from 5.9% for the same period in the prior year.

Consolidated net earnings for the three months ended June 30, 2017 were $13.4 million, an increase of 25.8%, or $2.8 million, over the prior year’s results.

Adjusted EBITDA increased $3.3 million, or 17.2%, to $22.6 million and Adjusted EBITDA margin decreased 40 basis points to 6.1% for the three months ended June 30, 2017, as compared to the prior period of 6.5%.

Diluted earnings per share increased 28.0%, or $0.21 to $0.96 per share for the three months ended June 30, 2017, as compared to $0.75 per share for the three months ended June 30, 2016. Our effective tax rate for the three months ended June 30, 2017 was 35.4%, which includes a tax benefit of $1.4 million related to the vesting of share based compensation during the quarter. Non-GAAP diluted earnings per share increased 16.9% to $0.90 for the three months ended June 30, 2017, as compared to $0.77 for the three months ended June 30, 2016.

Cash and cash equivalents decreased $11.5 million or 10.5% to $98.2 million at June 30, 2017 compared with $109.8 million as of March 31, 2017. The decrease is primarily the result of investments in our financing portfolio, working capital required for the growth in our technology segment, and $9.5 million paid in cash at closing for our acquisition of OneCloud. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

Our technology segment derives revenue from the sales of new equipment and service engagements. Included in the sales of product and services are revenues derived from performing advanced IT professional and managed services that may be sold together with and integral to third-party products and software. Our service engagements are generally governed by statements of work, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that alternative accounting policies would have been applied, resulting in a change in financial results. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, residual values, vendor incentives, lease classification, goodwill and intangibles, reserves for credit losses and income taxes specifically relating to uncertain tax positions. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all such estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates may require adjustment.

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2017 compared to the three months ended June 30, 2016

Technology Segment

The results of operations for our technology segment for the three months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Sales of product and services	$357,080	$290,181	$66,899	23.1%
Fee and other income	986	1,276	(290)	(22.7%)
Net sales	358,066	291,457	66,609	22.9%
Cost of sales, product and services	288,433	229,847	58,586	25.5%
Gross profit	69,633	61,610	8,023	13.0%

Selling, general, and administrative expenses	51,501	45,213	6,288	13.9%
Depreciation and amortization	2,062	1,771	291	16.4%
Operating expenses	53,563	46,984	6,579	14.0%

Operating income	$16,070	$14,626	$1,444	9.9%

Adjusted EBITDA	$18,132	$16,397	$1,735	10.6%

Net sales: Net sales for the three months ended June 30, 2017 were $358.1 million compared to $291.5 million during the three months ended June 30, 2016, an increase of 22.9%, or $66.6 million. Adjusted gross billings of product and services for the three months ended June 30, 2017 were $481.7 million compared to $397.5 million during the three months ended June 30, 2016, an increase of 21.2% or $84.2 million. The increase in net sales of product and services was due, in part, to an increase in demand for products and services from customers in the technology, telecom, media and entertainment, and financial services industries, and sales during the current quarter relating to several large projects by major customers.

Summarized below are the sequential and year-over-year changes in net sales of product and services:

Quarter Ended	Sequential	Year over Year
June 30, 2017	11.1%	23.1%
March 31, 2017	1.3%	10.3%
December 31, 2016	(12.1%)	10.3%
September 30, 2016	24.5%	11.4%
June 30, 2016	(0.5%)	11.7%

We rely on our vendors to fulfill a large majority of shipments to our customers. As of June 30, 2017, we had open orders of $187.7 million and deferred revenue of $66.5 million. As of June 30, 2016, we had open orders of $200.1 million and deferred revenues of $18.5 million.

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of sales of product and services by industry and vendor are summarized below:

	Twelve Months Ended June 30,
	2017	2016	Change
Revenue by customer end market:
Technology	25%	22%	3%
SLED	19%	22%	(3%)
Telecom, Media & Entertainment	15%	14%	1%
Financial Services	13%	12%	1%
Healthcare	11%	11%	-
Other	17%	19%	(2%)
Total	100%	100%

Revenue by vendor:
Cisco Systems	46%	49%	(3%)
HP Inc. & HPE	7%	6%	1%
NetApp	5%	5%	-
Sub-total	58%	60%	(2%)
Other	42%	40%	2%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with approximately 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve months ended June 30, 2017 we had an increase in the percentage total revenues from customers in the technology, telecom, media and entertainment, and financial services industries, which were partially offset by decreases in the percentage of total revenues from state and local government and educational customers (“SLED”) over the prior year period. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, a combined HP Inc. and HPE, and NetApp, which in total, declined to 58% for the twelve months ended June 30, 2017, from approximately 60% in the prior year trailing twelve month period, with the greatest decline in the percentage of total revenues in HP Inc. product sales. The decrease in the percentage of revenues from the top three vendors is due to substantial competition and rapid developments in the IT industry. None of the vendors included within the “other” category exceeded 4% of total revenues.

Cost of sales, product and services: The 25.5% increase in cost of sales, product and services was due to the increase in sales of product and services, and an increase in the sales of lower margin products during the quarter. Our gross margin on the sales of product and services decreased 160 basis points to 19.2% for the three months ended June 30, 2017, from 20.8% in the same period in the prior year due to a shift in product mix, as we sold a lower proportion of third party software assurance, maintenance and services for which the revenues are presented on a net basis, as well as lower product margins from a large competitively bid project which partially shipped during the quarter. In addition, vendor incentives earned as a percentage of sales of product and services decreased 50 basis points for the three months ended June 30, 2017, compared to same period in the prior year.

There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Selling, general, and administrative expenses: Selling, general, and administrative expenses of $51.5 million for the three months ended June 30, 2017 increased by $6.3 million, or 13.9% from $45.2 million the prior year. Salaries and benefits increased $5.6 million or 15.0% to $43.1 million, compared to $37.5 million during the prior year. Approximately 33% of this increase was due to higher variable compensation due to the increase in gross profit, 31% of the increase was due to higher employee benefits, and the remaining increase was due to an increase in the number of employees. Our technology segment had 1,175 employees as of June 30, 2017, an increase of 127, or 12.1%, from 1,048 at June 30, 2016, of which 116 of the positions added in the past year relate to sales, marketing, and professional services personnel. General and administrative expenses increased $0.4 million, or 6.2%, to $6.6 million during the three months ended June 30, 2017 compared to $6.2 million the prior year, due to higher travel expense and software license and maintenance expense. Professional and other fees increased due to legal fees related to the OneCloud acquisition.

Depreciation and amortization expense increased $0.3 million, or 16.4%, to $2.1 million during the three months ended June 30, 2017 compared to $1.8 million in the prior year. The increase in depreciation and amortization expense is related to the acquisition of Consolidated IT Services in December 2016, and OneCloud in May 2017.

Segment operating income: As a result of the foregoing, operating income was $16.1 million, an increase of $1.4 million, or 9.9% for the three months ended June 30, 2017 over $14.6 million in the prior year period. For the three months ended June 30, 2017, Adjusted EBITDA was $18.1 million, an increase of $1.7 million, or 10.6% over $16.4 million in the prior year period.

Financing Segment

The results of operations for our financing segment for the three months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Financing revenue	$9,071	$6,987	$2,084	29.8%
Fee and other income	20	59	(39)	66.1%
Net sales	9,091	7,046	2,045	29.0%
Direct lease costs	1,131	992	139	14.0%
Gross profit	7,960	6,054	1,906	31.5%

Selling, general, and administrative expenses	3,163	2,841	322	11.3%
Depreciation and amortization	1	4	(3)	(75.0%)
Interest and financing costs	359	349	10	2.9%
Operating expenses	3,523	3,194	329	10.3%

Operating income	$4,437	$2,860	$1,577	55.1%

Adjusted EBITDA	$4,438	$2,864	$1,574	55.0%

Net sales: Net sales increased by $2.0 million, or 29.0%, to $9.1 million for the three months ended June 30, 2017, as compared to prior year results due to higher transactional gains and other financing revenues. During the quarters ended June 30, 2017 and 2016, we recognized net gains on sales of financial assets of $2.3 million and $1.5 million, respectively, and the fair value of assets received from these sales were $85.8 million and $54.2 million, respectively. Other financing revenues increased $0.8 million mainly due to earnings on consumption based financing arrangements.

At June 30, 2017, we had $128.2 million in financing receivables and operating leases, compared to $143.1 million as of June 30, 2016, a decrease of $14.9 million or 10.4%.

Direct lease costs: Direct lease costs increased $0.1 million for the three months ended June 30, 2017, which consists of depreciation expense from operating leases. Gross profit increased $1.9 million, or 31.5% to $8.0 million, for the three months ended June 30, 2017 over the same period of the prior year, as a result of higher revenues.

Selling, general, and administrative expenses: For the three months ended June 30, 2017 selling, general, and administrative expenses increased by $0.3 million or 11.3%, which was due primarily to an increase in our reserves for credit losses expense. Our financing segment had 48 employees as of June 30, 2017, compared to 51 employees as of June 30, 2016.

Interest and financing costs remained constant at $0.3 million for the three months ended June 30, 2017, compared to the prior year, due to a decrease in the average total notes payable outstanding, offset by higher average interest rates over the three months ended June 30, 2017. Total notes payable were $36.5 million as of June 30, 2017, a decrease of $20.4 million or 35.9% compared to $56.9 million as of June 30, 2016. Our weighted average interest rate for non-recourse notes payable was 3.64% and 3.08%, as of June 30, 2017 and June 30, 2016, respectively.

Segment operating income: As a result of the foregoing, operating income and Adjusted EBITDA increased $1.6 million or 55.1% and 55.0%, respectively, for the three months ended June 30, 2017 over the prior year period.

Consolidated

Other income: Other income of $0.3 million during the three months ended June 30, 2017, consists of interest on cash and cash equivalents, and foreign currency transaction gains.

Income taxes: Our provision for income tax expense was $7.4 million for the three months ended June 30, 2017, as compared to $6.8 million for the same period last year. Our effective income tax rate for the three months ended June 30, 2017 was 35.4%, compared to 39.0% for the three months ended June 30, 2016. The favorable change in our effective income tax rate was due primarily to a tax benefit on the vesting of restricted stock of $1.4 million in the three months ended June 30, 2017, compared to a tax benefit of $0.4 million in the three months ended June 30, 2016.

Net earnings: The foregoing resulted in net earnings of $13.4 million for the three months ended June 30, 2017, an increase of 25.8%, as compared to $10.7 million during the three months ended June 30, 2016.

Basic and fully diluted earnings per common share were $0.97 and $0.96, for the three months ended June 30, 2017, an increase of 27.6% and 28.0% as compared to $0.76 and $0.75, respectively, for the three months ended June 30, 2016.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2017 was 13.8 million and 14.0 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended June 30, 2016 was 14.1 million and 14.2 million, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). (f/k/a GE Commercial Distribution Finance LLC). ePlus Technology, inc’s agreement with WFCDF has an aggregate credit limit of $250 million as of June 30, 2017. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at June 30, 2017 or March 31, 2017, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(3,450)	$(12,719)
Net cash used in investing activities	(13,836)	(17,510)
Net cash provided by financing activities	5,819	13,953
Effect of exchange rate changes on cash	(49)	317

Net decrease in cash and cash equivalents	$(11,516)	$(15,959)

Cash flows from operating activities. Cash used in operating activities totaled $3.5 million during the three months ended June 30, 2017. Net earnings adjusted for the impact of non-cash items was $14.0 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $17.5 million, primarily due to net additions to accounts receivables of $13.8 million, deferred costs, other intangible assets and other assets of $6.0 million, financing receivables of $3.9 million, and salaries and commissions payable, deferred revenues and other liabilities of $4.6 million, partially offset by increases accounts payable of $7.6 million and reductions in inventories of $3.2 million.

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

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of June 30,
	2017	2016

(DSO) Days sales outstanding (1)	49	54
(DIO) Days inventory outstanding (2)	19	10
(DPO) Days payable outstanding (3)	(42)	(46)
Cash conversion cycle	26	18

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

Our cash conversion cycle increased to 26 days at June 30, 2017, compared to 18 days at June 30, 2016, primarily driven by an increase in DIO of 9 days. Our DIO as of June 30, 2017 was primarily impacted by an increase in average inventory balances of 95.1%, or $44.1 million, over last year primarily due to a large project for one of our major customers. Offsetting this increase in inventory was a $48.0 million increase in deferred revenues due to payments received for the committed inventory, which are not reflected in our cash conversion cycle calculation. The remaining change our in our cash conversion cycle is due to DSO timing of collections, and due to DPO timing of payments.

Cash flows related to investing activities. Cash used in investing activities was $13.8 million during the three months ended June 30, 2017. Cash used in investing activities during the three months ended June 30, 2017 was primarily driven by issuance of financing receivables of $51.0 million, acquisitions of $7.9 million, and purchases of assets to be leased or financed of $3.0 million, which was partially offset by cash proceeds from the repayment financing receivable of $20.6 million, and the sale of financing receivables of $28.4 million.

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

Cash flows from financing activities. Cash provided by financing activities was $5.8 million during the three months ended June 30, 2017, which was primarily due to net borrowings of non-recourse and recourse notes payable of $4.2 million, and net borrowing on floor plan facility of $6.3 million, partially offset by cash used for the repurchase of common stock of $4.1 million, and repayment of financing of acquisitions of $0.6 million. Cash provided by financing activities was $14.0 million during the three months ended June 30, 2016, which was primarily due to net borrowings on the floor plan facility of $22.6 million and net borrowings of non-recourse and recourse notes payable of $12.0 million, which was partially offset by $20.6 million in cash used for the repurchase of common stock.

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

At June 30, 2017, our non-recourse notes payable decreased 2.2% to $35.7 million, as compared to $36.5 million at March 31, 2017. Recourse notes payable decreased 12.0% to $0.8 million as of June 30, 2017 compared to $0.9 million as of March 31, 2017.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of June 30, 2017, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of June 30, 2017. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The facility provided by WFCDF requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date. We have delivered the annual audited financial statements for the year ended March 31, 2017, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

On July 27, 2017, we executed an amendment to the WFCDF credit facility which temporarily increases the aggregate limit of the two components from $250.0 million to $325.0 million from the date of the agreement through October 31, 2017 and provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the date of election and October 31 of that same year.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2017	Balance as of June 30, 2017	Maximum Credit Limit at March 31, 2017	Balance as of March 31, 2016
$250,000	$138,932	$250,000	$132,612

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from WFCDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at June 30, 2017 or March 31, 2017, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of June 30, 2017, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or engineering forces. We may also start offices in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivables due from our customers. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future acquisitions, and working capital needs which may include additional debt and equity financing.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third party and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2017 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of June 30, 2017, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

We have transactions in foreign currencies, primarily in British Pounds and in Euros. There is a potential for exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. In addition, we have foreign currency exposure when transactions are not denominated in the subsidiary’s functional currency. To date, our foreign operations are insignificant in relation to total consolidated operations and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we may be a plaintiff or a defendant in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business include preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment-related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2017 through April 30, 2017	54,546	$75.72	-	1,000,000	(2)
May 1, 2017 through May 31, 2017	-	$-	-	1,000,000	(3)
June 1, 2017 through June 30, 2017	-	$-	-	1,000,000	(4)

(1)
Any shares acquired were in open-market purchases, except for 54,546 shares, which were repurchased in June 2017 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

(2)
The share purchase authorization in place for the month ended April 30, 2017 had purchase limitations on the number of shares of up to 1,000,000 shares. As of April 30, 2017, the remaining authorized shares to be purchased were 1,000,000.

(3)
The share purchase authorization in place for the month ended May 31, 2017 had purchase limitations on the number of shares of up to 1,000,000 shares. As of May 31, 2017, the remaining authorized shares to be purchased were 1,000,000.

(4)
The share purchase authorization in place for the month ended June 30, 2017 had purchase limitations on the number of shares of up to 1,000,000 shares. As of June 30, 2017, the remaining authorized shares to be purchased were 1,000,000.

The timing and expiration date of the current stock repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Amendment No. 1 to Amended and Restated Employment Agreement effective June 8, 2017, by and between ePlus inc. and Mark P. Marron, (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2017).

10.2
Amendment No. 1 to Amended and Restated Employment Agreement effective June 8, 2017, by and between ePlus inc. and Elaine D. Marion, (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 13, 2017).

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

ePlus inc.

Date: August 2, 2017	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 2, 2017	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)