Form 10-Q
period 2017-09-30
EPLUS INC
filed 2017-11-03
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of October 31, 2017 was 14,171,465.

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

o	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
o	increasing the total number of customers utilizing integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by retaining highly skilled, competent, personnel and vendor certifications;
o	increasing the total number of customers who utilize our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
o	performing professional and managed services competently;
o	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations to our customers;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service and software as a service;
•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	failure to comply with public sector contracts or applicable laws;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2017	As of March 31, 2017
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$60,185	$109,760
Accounts receivable—trade, net	293,098	266,029
Accounts receivable—other, net	29,900	24,987
Inventories	51,431	93,557
Financing receivables—net, current	69,932	51,656
Deferred costs	18,868	7,971
Other current assets	31,931	43,364
Total current assets	555,345	597,324

Financing receivables and operating leases—net	61,847	71,883
Property, equipment and other assets	16,278	11,956
Goodwill	76,470	48,397
Other intangible assets—net	29,056	12,160
TOTAL ASSETS	$738,996	$741,720

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$99,965	$113,518
Accounts payable—floor plan	120,217	132,612
Salaries and commissions payable	17,484	18,878
Deferred revenue	45,562	65,312
Recourse notes payable—current	688	908
Non-recourse notes payable—current	31,767	26,085
Other current liabilities	20,438	19,179
Total current liabilities	336,121	376,492

Non-recourse notes payable—long term	4,666	10,431
Deferred tax liability—net	1,791	1,799
Other liabilities	20,356	7,080
TOTAL LIABILITIES	362,934	395,802

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 14,171 outstanding at September 30, 2017 and 14,161 outstanding at March 31, 2017	142	142
Additional paid-in capital	126,716	123,536
Treasury stock, at cost	(4,383)	-
Retained earnings	253,467	222,823
Accumulated other comprehensive income—foreign currency translation adjustment	120	(583)
Total Stockholders' Equity	376,062	345,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$738,996	$741,720

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

	(in thousands, except per share data)

Net sales	$370,845	$371,462	$738,002	$669,965
Cost of sales	283,274	289,529	572,838	520,368
Gross profit	87,571	81,933	165,164	149,597

Selling, general, and administrative expenses	56,340	51,607	111,004	99,661
Depreciation and amortization	2,129	1,723	4,192	3,498
Interest and financing costs	274	400	633	749
Operating expenses	58,743	53,730	115,829	103,908

Operating income	28,828	28,203	49,335	45,689

Other income and (expense)	(141)	380	130	380

Earnings before tax	28,687	28,583	49,465	46,069

Provision for income taxes	11,466	11,808	18,821	18,623

Net earnings	$17,221	$16,775	$30,644	$27,446

Net earnings per common share—basic	$1.24	$1.21	$2.21	$1.97
Net earnings per common share—diluted	$1.23	$1.21	$2.19	$1.95

Weighted average common shares outstanding—basic	13,879	13,818	13,843	13,941
Weighted average common shares outstanding—diluted	14,008	13,884	14,021	14,055

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(amounts in thousands)

NET EARNINGS	$17,221	$16,775	$30,644	$27,446

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	391	122	703	(95)

Other comprehensive income (loss)	391	122	703	(95)

TOTAL COMPREHENSIVE INCOME	$17,612	$16,897	$31,347	$27,351

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2017	2016
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$30,644	$27,446

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	6,745	5,832
Reserve for credit losses, inventory obsolescence and sales returns	232	849
Share-based compensation expense	3,180	2,903
Payments from lessees directly to lenders—operating leases	(1,190)	(1,521)
Gain on disposal of property, equipment and operating lease equipment	(5,364)	(1,853)
Gain on sale of financing receivables	(3,498)	(3,110)
Other	-	427
Changes in:
Accounts receivable—trade	(15,405)	(58,276)
Accounts receivable—other	(6,289)	(3,517)
Inventories	43,041	(47,323)
Financing receivables—net	2,730	4,255
Deferred costs, other intangible assets and other assets	(13,000)	2,867
Accounts payable	(6,920)	14,804
Salaries and commissions payable, deferred revenue and other liabilities	(21,576)	12,411
Net cash provided by (used in) operating activities	$13,330	$(43,806)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	7,976	3,588
Purchases of property, equipment, software, and operating lease equipment	(3,436)	(3,169)
Purchases of assets to be leased or financed	(3,792)	(4,506)
Issuance of financing receivables	(100,785)	(63,961)
Repayments of financing receivables	41,087	24,726
Proceeds from sale of financing receivables	43,777	24,674
Cash used in acquisitions, net of cash acquired	(37,718)	-
Net cash used in investing activities	$(52,891)	$(18,648)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Six Months Ended September 30,
	2017	2016
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$32,566	$22,940
Repayments of non-recourse and recourse notes payable	(24,730)	(5,320)
Repurchase of common stock	(4,383)	(30,492)
Repayments of financing of acquisitions	(1,104)	-
Net borrowings (repayments) on floor plan facility	(12,395)	28,202
Net cash provided by (used in) financing activities	(10,046)	15,330

Effect of exchange rate changes on cash	32	393

Net Decrease in Cash and Cash Equivalents	(49,575)	(46,731)

Cash and Cash Equivalents, Beginning of Period	109,760	94,766

Cash and Cash Equivalents, End of Period	$60,185	$48,035

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$254	$31
Cash paid for income taxes	$20,041	$10,282

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and operating lease equipment	$906	$567
Purchases of property, equipment, software, and operating lease equipment	$724	$(2,332)
Purchase of assets to be leased or financed	$(4,134)	$(6,944)
Issuance of financing receivables	$(66,764)	$(86,128)
Repayment of financing receivables	$7,096	$12,439
Proceeds from sale of financing receivables	$70,423	$75,739
Financing of acquisitions	$(12,050)	$-
Borrowing of non-recourse and recourse notes payable	$8,904	$23,010
Repayments of non-recourse and recourse notes payable	$(10,704)	$(15,305)
Vesting of share-based compensation	$11,969	$7,940

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Capital	Stock	Earnings	Income

Balance, April 1, 2017	14,161	$142	$123,536	$-	$222,823	$(583)	$345,918
Issuance of restricted stock awards	68	-	-	-	-	-	-
Share-based compensation	-	-	3,180	-	-	-	3,180
Repurchase of common stock	(58)	-	-	(4,383)	-	-	(4,383)
Net earnings	-	-	-	-	30,644	-	30,644
Foreign currency translation adjustment	-	-	-	-	-	703	703
Balance, September 30, 2017	14,171	$142	$126,716	$(4,383)	$253,467	$120	$376,062

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

INTERIM FINANCIAL STATEMENTS — The unaudited condensed consolidated financial statements for the three and six months ended September 30, 2017 and 2016 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three and six months ended September 30, 2017 and 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2018 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2017 (“2017 Annual Report”), which should be read in conjunction with these interim condensed consolidated financial statements.

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

The notes to the consolidated financial statements contained in the 2017 Annual Report Financial Statements include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the six months ended September 30, 2017.

STOCK SPLIT — On March 31, 2017, we completed a two-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the accompanying financial statements and disclosures have been retroactively adjusted for this stock split. The number of authorized shares reflected on the consolidated balance sheets was not affected by the stock split.

CONCENTRATIONS OF RISK — A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett Packard Enterprise (“HPE”) and HP, Inc. collectively “Hewlett Packard companies’, and NetApp products, which represented approximately 45%, 8% and 3%, and 47%, 8%, and 4%, respectively, for the three and six months ended September 30, 2017. Sales of Cisco Systems, Hewlett Packard companies, and NetApp represented approximately 50%, 5% and 6%, and 51%, 5% and 5%, respectively, for the three and six months ended September 30, 2016. Any changes in our vendors’ ability to provide products or incentive programs could have a material adverse effect on our business, results of operations and financial condition.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under GAAP and eliminate industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. Including the one-year deferral, these updates become effective for us in our quarter ending June 30, 2018. The new guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

We have established a cross-functional implementation team and utilized a bottom-up approach to analyze the impact of the standard on our arrangements by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. Based on our analysis to date, we have reached the following tentative conclusions regarding the new standard and how we expect it to affect our consolidated financial statements and related disclosures:

•
We will adopt the guidance in our quarter ending June 30, 2018. We currently prefer to adopt the standard using the full retrospective method; however, our ability to do so is dependent on many factors, including the completion of our analysis of information necessary to recast prior period financial statements. Based on these and other factors, we may decide to use the modified retrospective method.

•
Substantially all of our revenue within our technology segment is contractual and is within the scope of ASU No. 2014-09, as amended. The majority of our revenues within our financing segment are scoped out of this update.

•
The majority of our revenues within our technology segment are derived from sales of third-party products, third-party software, third-party services, such as maintenance and software assurance, and sales of ePlus professional and managed services.

o
We recognize revenue on sales of third party product and third-party software on a gross basis upon delivery and we are still assessing whether we are acting as a principal or an agent in these transactions under the update.

o
We recognize sales of third party maintenance and software assurance on a net basis at the date of sale and sales of ePlus professional and managed services on a gross basis as the services are performed. We do not anticipate a material impact to our revenue recognition for these transactions under the update.

•	We expect that our disclosures in our notes to our consolidated financial statements related to revenue recognition will be significantly expanded under the new standard.

Our analysis and evaluation of the new standard will continue through its effective date in our quarter ending June 30, 2018. A substantial amount of work remains to be completed due to the complexity of the new standard, the application of judgment and the requirement for the use of estimates in applying the new standard, as well as the volume of our customer portfolio and the related terms and conditions of our contracts that must be reviewed.

In November 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current US GAAP on this topic. The core principle of this update is that a lessee should recognize the assets and liabilities that arise from leases. This update requires adoption under the modified retrospective approach and becomes effective for us in our quarter ending June 30, 2019. Early adoption is permitted. We are currently evaluating the impact of this update on our financial statements.

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

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

September 30, 2017	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$46,479	$67,693	$114,172
Estimated unguaranteed residual value (1)	-	15,313	15,313
Initial direct costs, net of amortization (2)	304	341	645
Unearned income	-	(5,199)	(5,199)
Reserve for credit losses (3)	(441)	(648)	(1,089)
Total, net	$46,342	$77,500	$123,842
Reported as:
Current	$27,238	$42,694	$69,932
Long-term	19,104	34,806	53,910
Total, net	$46,342	$77,500	$123,842

(1)	Includes estimated unguaranteed residual values of $9,772 thousand for direct financing leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $375 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

March 31, 2017	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$48,524	$57,872	$106,396
Estimated unguaranteed residual value (1)	-	18,273	18,273
Initial direct costs, net of amortization (2)	279	341	620
Unearned income	-	(5,913)	(5,913)
Reserve for credit losses (3)	(3,434)	(679)	(4,113)
Total, net	$45,369	$69,894	$115,263
Reported as:
Current	$23,780	$27,876	$51,656
Long-term	21,589	42,018	63,607
Total, net	$45,369	$69,894	$115,263

(1)	Includes estimated unguaranteed residual values of $12,677 thousand for direct financing leases which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $510 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	September 30, 2017	March 31, 2017
Cost of equipment under operating leases	$16,886	$16,725
Accumulated depreciation	(8,949)	(8,449)
Investment in operating lease equipment—net (1)	$7,937	$8,276

(1)	These totals include estimated unguaranteed residual values of $2,071 thousand and $1,117 thousand as of September 30, 2017 and March 31, 2017, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic 860, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of September 30, 2017 and March 31, 2017, we had financing receivables of $45.8 million and $33.1 million, respectively, and operating leases of $6.7 million and $6.6 million, respectively, which were collateral for non-recourse notes payable. See Note 7, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended September 30, 2017 and 2016, we recognized net gains of $1.2 million and $1.7 million, respectively, and total proceeds from these sales were $48.3 million and $75.4 million, respectively. During the six months ended September 30, 2017 and 2016, we recognized net gains of $3.5 million and $3.2 million, respectively, and total proceeds from these sales were $134.1 million and $129.6 million, respectively.

For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both September 30, 2017 and March 31, 2017, we had deferred revenue of $0.5 million for servicing. In a limited number of such sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease. As of September 30, 2017, our maximum potential future payments related to such guarantees is $0.6 million. We believe the possibility of making any payments to be remote.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2017 and 2016, (in thousands):

	Six Months Ended September 30, 2017			Six Months Ended September 30, 2016
	Goodwill	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Balance as of March 31	$57,070	$(8,673)	$48,397	$50,824	$(8,673)	$42,151
Acquisitions	27,939	-	27,939	-	-	-
Foreign currency translations	134	-	134	(140)	-	(140)
Balance as of September 30	$85,143	$(8,673)	$76,470	$50,684	$(8,673)	$42,011

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. All of our goodwill as of September 30, 2017 and March 31, 2017 is related to our technology reportable segment, which we also determined to be one reporting unit.

See Note 15, “Business Combinations” for additional information regarding acquisitions.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at September 30, 2017 and March 31, 2017 (in thousands):

	September 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships & other intangibles	$41,663	$(14,914)	$26,749	$23,373	$(12,553)	$10,820
Capitalized software development	4,807	(2,500)	2,307	3,649	(2,310)	1,339
Total	$46,470	$(17,414)	$29,056	$27,022	$(14,863)	$12,159

Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 8 years. Trade names and trademarks are amortized over an estimated useful life of 10 years.

Customer relationships and other intangibles increased for the six months ended September 30, 2017, due to business acquisitions by $18.3 million, of which $2.4 million is internally developed processes, $15.7 million is customer relationships, and $0.2 million is due to foreign exchange translation. Total amortization expense for other intangible assets was $1.2 million and $1.1 million for the three months and $2.4 million and $2.2 million for the six months ended September 30, 2017 and 2016, respectively.

5.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the three and six months ended September 30, 2017 and 2016 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2017	$1,279	$3,434	$679	$5,392
Provision for credit losses	(5)	27	133	155
Write-offs and other	-	(3,020)	(164)	(3,184)
Balance September 30, 2017	$1,274	$441	$648	$2,363

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2016	$1,127	$3,381	$685	$5,193
Provision for credit losses	76	176	273	525
Write-offs and other	(31)	-	-	(31)
Balance September 30, 2016	$1,172	$3,557	$958	$5,687

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	September 30, 2017		March 31, 2017
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$376	$648	$348	$556
Ending balance: individually evaluated for impairment	65	-	3,086	123
Ending balance	$441	$648	$3,434	$679

Minimum payments:
Ending balance: collectively evaluated for impairment	$46,414	$67,693	$45,438	$57,730
Ending balance: individually evaluated for impairment	65	-	3,086	142
Ending balance	$46,479	$67,693	$48,524	$57,872

We place receivables on non-accrual status when events, such as a customer’s declaring bankruptcy, occur that indicate a receivable will not be collectable. We charge off uncollectable financing receivables when we stop pursuing collection. As of March 31, 2017 we had a balance outstanding as of $3.2 million for a customer in bankruptcy which was fully reserved and on a non-accrual status. We wrote off this balance against the reserve for credit losses during the six months ended September 30, 2017, after the bankruptcy case was substantially complete.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of September 30, 2017 and March 31, 2017 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

September 30, 2017

High CQR	$42	$24	$510	$576	$656	$46,126	$47,358	$(2,405)	$(17,893)	$27,060
Average CQR	62	30	135	227	147	19,961	20,335	(1,061)	(8,652)	10,622
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$104	$54	$645	$803	$803	$66,087	$67,693	$(3,466)	$(26,545)	$37,682

March 31, 2017

High CQR	$379	$224	$230	$833	$406	$32,532	$33,771	$(2,362)	$(12,924)	$18,485
Average CQR	113	20	113	246	91	23,622	23,959	(1,556)	(13,353)	9,050
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$492	$244	$485	$1,221	$497	$56,154	$57,872	$(3,937)	$(26,277)	$27,658

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as September 30, 2017 and March 31, 2017 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

September 30, 2017

High CQR	$122	$141	$2	$265	$1,635	$32,984	$34,884	$(22,938)	$11,946
Average CQR	737	4	9	750	1,442	9,338	11,530	(5,388)	6,142
Low CQR	-	-	65	65	-	-	65	-	65
Total	$859	$145	$76	$1,080	$3,077	$42,322	$46,479	$(28,326)	$18,153

March 31, 2017

High CQR	$183	$663	$755	$1,601	$1,165	$23,359	$26,125	$(12,003)	$14,122
Average CQR	28	5	-	33	555	18,725	19,313	(13,732)	5,581
Low CQR	-	-	3,086	3,086	-	-	3,086	-	3,086
Total	$211	$668	$3,841	$4,720	$1,720	$42,084	$48,524	$(25,735)	$22,789

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

6.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	September 30, 2017	March 31, 2017
Other current assets:
Deposits & funds held in escrow	$26,843	$39,161
Prepaid assets	4,136	3,388
Other	952	815
Total other current assets	$31,931	$43,364

Property, equipment and other assets
Property and equipment, net	$8,363	$6,690
Deferred costs	5,908	3,536
Other	2,007	1,730
Total other assets - long term	$16,278	$11,956

	September 30, 2017	March 31, 2017
Other current liabilities:
Accrued expenses	$8,506	$7,450
Accrued income taxes payable	1,378	1,761
Other	10,554	9,968
Total other current liabilities	$20,438	$19,179

Other liabilities:
Deferred revenue	$8,204	$4,704
Contingent consideration long-term	11,713	1,500
Other	439	876
Total other liabilities - long term	$20,356	$7,080

As of September 30, 2017 we had a contingent consideration long-term liability balance of $11.7 million, of which $10.0 million relates to a recent acquisition. For details on the contingent consideration liability, refer to Note 15, “Business Combinations.”

As of September 30, 2017 and March 31, 2017 we had customer deposits and funds held in escrow of $26.8 million and $39.2 million, respectively. These balances relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds were placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

7.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	September 30, 2017	March 31, 2017
Recourse notes payable with interest rates ranging from 3.20% to 4.13% as of March 31, 2017 and ranging from 3.20% to 3.40% September 30, 2017.
Current	$688	$908

Non-recourse notes payable secured by financing receivables and investment in operating leases with interest rates ranging from 2.00% to 7.75% as of March 31, 2017 and  ranging from  2.00% to 8.45% September 30, 2017.

Current	$31,767	$26,085
Long-term	4,666	10,431
Total non-recourse notes payable	$36,433	$36,516

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.62% and 3.73%, as of September 30, 2017 and March 31, 2017, respectively. The weighted average interest rate for our recourse notes payable was 3.22% and 3.45%, as of September 30, 2017 and March 31, 2017, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $120.2 million and $132.6 million as of September 30, 2017 and March 31, 2017, respectively. Under the accounts receivable component, we had no outstanding balances as of September 30, 2017 and March 31, 2017.

On July 27, 2017, we executed an amendment to the WFCDF credit facility which temporarily increases the aggregate limit of the two components from $250.0 million to $325.0 million from the date of the agreement through October 31, 2017, and provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the date of election or October 31 of that same year.

As of September 30, 2017, the facility agreement had an aggregate limit of the two components of $325 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2017. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

Fair Value

As of September 30, 2017 and March 31, 2017, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our consolidated statements of operations for the three and six months ended September 30, 2017 and 2016 (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net earnings attributable to common shareholders - basic and diluted	$17,221	$16,775	$30,644	$27,446

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,879	13,818	13,843	13,941
Effect of dilutive shares	129	66	178	114
Weighted average shares common outstanding — diluted	14,008	13,884	14,021	14,055

Earnings per common share - basic	$1.24	$1.21	$2.21	$1.97

Earnings per common share - diluted	$1.23	$1.21	$2.19	$1.95

10.	STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On August 15, 2017, our board of directors authorized the repurchase up to 500,000 shares of our outstanding common stock over a 12-month period beginning on August 19, 2017 through August 18, 2018. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes. The former repurchase plan expired on August 18, 2017.

During the six months ended September 30, 2017, we did not purchase any shares of our outstanding common stock under the share repurchase plan; however, we acquired 57,725 shares of common stock at a value of $4.4 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2016, we purchased 656,962 shares of our outstanding common stock at an average cost of $40.81 per share for a total purchase price of $26.8 million under the share repurchase plan. We also purchased 59,472 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

11.	SHARE-BASED COMPENSATION

Share-Based Plans

As of September 30, 2017, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”) and (3) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). Both of the share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the six months ended September 30, 2017, we granted 535 restricted shares under the 2008 Director LTIP, 5,112 restricted shares under the 2017 Director LTIP, and 66,530 restricted shares under the 2012 Employee LTIP. For the six months ended September 30, 2016, we granted 10,990 restricted shares under the 2008 Director LTIP, and 134,538 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2017	371,689	$40.45
Granted	72,177	$80.21
Vested	(155,811)	$38.51
Forfeited	(4,108)	$39.37
Nonvested September 30, 2017	283,947	$51.64

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the six months ended September 30, 2017, the Company had acquired 57,725 shares of common stock at a value of $4.4 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2017 and 2016, we recognized $1.5 million and $1.4 million, respectively, of total share-based compensation expense. During the six months ended September 30, 2017 and 2016, we recognized $3.0 million and $2.9 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to nonvested restricted stock was $12.7 million as of September 30, 2017, which will be fully recognized over the next thirty-three (33) months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions to the plan. These contributions are not required and whether or not we choose to make them is entirely within our discretion. Our employer contributions to the plan are fully vested at all times. For the three months ended September 30, 2017 and 2016, our estimated contribution expense for the plan was $0.5 million and $0.4 million, respectively. For the six months ended September 30, 2017 and 2016, our estimated contribution expense for the plan was $1.1 million and $0.8 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of September 30, 2017, and September 30, 2016. We had no additions or reductions to our gross unrecognized tax benefits during the three and six months ended September 30, 2017. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2017 and March 31, 2017 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017
Assets:
Money market funds	$2,560	$2,560	$-	$-

Liabilities:
Contingent consideration	$12,650	$-	$-	$12,650

March 31, 2017
Assets:
Money market funds	$50,866	$50,866	$-	$-

Liabilities:
Contingent consideration	$554	$-	$-	$554

For the three and six months ended September 30, 2017, we recorded adjustments that increased the fair value of our liability for contingent consideration by $10.3 million, and $12.4 million due to business acquisitions. For the six months ended September 30, 2017, we made $0.3 million in payments to satisfy the current obligations of the contingent consideration arrangement from our earlier acquisition of Consolidated IT Services.

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

Our reportable segment information was as follows (in thousands):

	Three Months Ended
	September 30, 2017			September 30, 2016
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$357,759	$-	$357,759	$361,227	$-	$361,227
Financing revenue	-	12,035	12,035	-	8,722	8,722
Fee and other income	1,043	8	1,051	1,488	25	1,513
Net sales	358,802	12,043	370,845	362,715	8,747	371,462

Cost of sales, product and services	281,953	-	281,953	288,204	-	288,204
Direct lease costs	-	1,321	1,321	-	1,325	1,325
Cost of sales	281,953	1,321	283,274	288,204	1,325	289,529

Selling, general, and administrative expenses	53,503	2,837	56,340	48,302	3,305	51,607
Depreciation and amortization	2,128	1	2,129	1,721	2	1,723
Interest and financing costs	-	274	274	-	400	400
Operating expenses	55,631	3,112	58,743	50,023	3,707	53,730

Operating income	$21,218	$7,610	$28,828	$24,488	$3,715	$28,203

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$2,161	$1,359	$3,520	$1,765	$1,292	$3,057
Purchases of property, equipment and operating lease equipment	$955	$610	$1,565	$912	$1,367	$2,279

Selected Financial Data - Balance Sheet
Total assets	$568,355	$170,641	$738,996	$484,178	$196,716	$680,894

	Six Months Ended
	September 30, 2017			September 30, 2016
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$714,839	$-	$714,839	$651,408	$-	$651,408
Financing revenue	-	21,106	21,106	-	15,709	15,709
Fee and other income	2,029	28	2,057	2,764	84	2,848
Net sales	716,868	21,134	738,002	654,172	15,793	669,965

Cost of sales, product and services	570,386	-	570,386	518,051	-	518,051
Direct lease costs	-	2,452	2,452	-	2,317	2,317
Cost of sales	570,386	2,452	572,838	518,051	2,317	520,368

Selling, general, and administrative expenses	105,004	6,000	111,004	93,515	6,146	99,661
Depreciation and amortization	4,190	2	4,192	3,492	6	3,498
Interest and financing costs	-	633	633	-	749	749
Operating expenses	109,194	6,635	115,829	97,007	6,901	103,908

Operating income	$37,288	$12,047	$49,335	$39,114	$6,575	$45,689

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$4,256	$2,489	$6,745	$3,553	$2,279	$5,832
Purchases of property, equipment and operating lease equipment	$2,046	$1,390	$3,436	$1,564	$1,605	$3,169

Selected Financial Data - Balance Sheet
Total assets	$568,355	$170,641	$738,996	$484,178	$196,716	$680,894

15.	BUSINESS COMBINATIONS

Integrated Data Storage, LLC acquisition

On September 15, 2017, our subsidiary ePlus Technology, inc. acquired certain assets and assumed certain liabilities of Integrated Data Storage, LLC (“IDS”) though an asset purchase agreement. Headquartered in Oak Brook, IL and with offices in downtown Chicago and Indianapolis, IDS is an advanced data center solutions provider focused on cloud enablement and managed services, including its proprietary IDS Cloud, which features enterprise-class technology infrastructure coupled with consulting services to support private, hybrid, and public cloud deployments. The acquisition expands ePlus’ footprint in the Midwest and enhances its sales and engineering capabilities in cloud services, disaster recovery and backup as a service, storage, data center, and professional services.

Our preliminary sum of total consideration transferred is $38.4 million, consisting of $29.8 million paid in cash at closing, less $1.4 million in receivables due to us as a working capital adjustment, plus an additional $10.0 million equal to the preliminary fair value of consideration, contingent on the acquiree’s business operations future gross profit. The contingent consideration was calculated using the Monte Carlo simulation model based on our projections of future gross profits. The maximum payout of the contingent consideration is $15.0 million paid over 3 years. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable and other assets	$14,176
Property and equipment	2,062
Identified intangible assets	13,610
Accounts payable and other current liabilities	(12,483)
Total identifiable net assets	17,365
Goodwill	21,033
Total purchase consideration	$38,398

Our sum for consideration transferred and our allocation of the purchase consideration is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available.

The identified intangible assets of $13.6 million consist of customer relationships with an estimated useful life of 8 years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $21.0 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period through the acquisition date had the acquisition date been April 1, 2017, is not material.

OneCloud Consulting Inc. acquisition

On May 17, 2017, our subsidiary ePlus Technology, inc., acquired 100% of the stock of OneCloud Consulting, Inc. (“OneCloud”). Based in Milpitas, CA, OneCloud is a versatile team of highly trained technology consultants, architects, developers and instructors. OneCloud enables its customers’ cloud and application strategy via professional services, technical education and software development. The acquisition provides us with additional ability to address customers’ needs in cloud-based solutions and infrastructure, including DevOps, OpenStack, and other emerging technologies, to our broad customer base.

Our preliminary sum of total consideration we transferred was $10.0 million consisting of $7.9 million paid in cash at closing, net of cash acquired, and $2.1 million equal to the fair value of contingent consideration, calculated using the Monte Carlo simulation model. The maximum payout of the contingent consideration is $4.5 million paid over 3 years.

Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount

Accounts receivable and other assets	$488
Identified intangible assets	4,130
Accounts payable and other current liabilities	(1,822)
Total identifiable net assets	2,796
Goodwill	7,189
Total purchase consideration	$9,985

The identified intangible assets of $4.1 million consist of customer relationships of $1.7 million with an estimated useful life of 8 years, and internally developed processes of $2.4 million with an estimated useful life of 5 years.

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

Consolidated IT Services acquisition

On December 6, 2016, our subsidiary ePlus Technology, inc., acquired certain assets and assumed certain liabilities of Consolidated IT Services. Consolidated IT Services’ business provides data center, unified communications, networking, and security solutions to a diverse set of domestic and international customers including commercial, enterprise, and state, local, and education (SLED) organizations in the upper Midwest. Acquiring Consolidated IT Services expanded our reach to the upper Midwest, a new geography for ePlus, and enables us to market our advanced technology solutions to their long-standing customer base.

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

In the six months ended September 30, 2017, we increased identified intangible assets and decreased goodwill by $280 thousand from the provisional amounts recorded as of March 31, 2017.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the twelve months ended September 30, 2017, the percentage of revenue by customer end market within our technology segment includes technology industry 24%, state and local government, and educational institutions 18%, telecommunications, media and entertainment 15%, financial services 14%, and healthcare 12%. The majority of our sales were generated within the United States; however, we have the ability to support our customers nationally and internationally including a presence in the United Kingdom (“U.K.”), India and Singapore. Our technology segment accounted for 97% of our net sales, and 74% of our operating income, while our financing segment accounted for 3% of our net sales, and 26% of our operating income for the six months ended September 30, 2017.

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

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our unaudited condensed consolidated financial statements as well as non-GAAP performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

Our key business metrics and results from those metrics are as follows, (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Sales of products and services	$357,759	$361,227	$714,839	$651,408

Adjusted gross billings of product and services (1)	$503,581	$487,308	$985,266	$884,781

Gross margin	23.6%	22.1%	22.4%	22.3%
Gross margin, product and services	21.2%	20.2%	20.2%	20.5%
Operating income margin	7.8%	7.6%	6.7%	6.8%

Net earnings	$17,221	$16,775	$30,644	$27,446
Net earnings margin	4.6%	4.5%	4.2%	4.1%
Net earnings per common share - diluted	$1.23	$1.21	$2.19	$1.95

Non-GAAP: Net earnings (2)	$17,835	$17,130	$30,439	$28,089
Non-GAAP: Net earnings per common share - diluted (2)	$1.27	$1.23	$2.17	$2.00

Adjusted EBITDA (3)	$30,957	$29,926	$53,527	$49,187
Adjusted EBITDA margin (3)	8.3%	8.1%	7.3%	7.3%

Purchases of property and equipment used internally	$955	$912	$2,046	$1,564
Purchases of equipment under operating leases	610	1,367	1,390	1,605
Total capital expenditures	$1,565	$2,279	$3,436	$3,169

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Sales of products and services	$357,759	$361,227	$714,839	$651,408
Costs incurred related to sales of third party software assurance, maintenance and services	145,822	126,081	270,427	233,373

Adjusted gross billings of product and services	$503,581	$487,308	$985,266	$884,781

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
GAAP: Earnings before tax	$28,687	$28,583	$49,465	$46,069
Acquisition related amortization expense	1,186	974	2,307	2,063
Other (income) expense	141	(380)	(130)	(380)
Non-GAAP: Earnings before provision for income taxes	30,014	29,177	51,642	47,752

GAAP: Provision for income taxes	11,466	11,808	18,821	18,623
Acquisition related amortization expense	450	324	874	689
Other (income) expense	59	(157)	(55)	(157)
Tax benefit on restricted stock	204	72	1,563	508
Non-GAAP: Provision for income taxes	12,179	12,047	21,203	19,663

Non-GAAP: Net earnings	$17,835	$17,130	$30,439	$28,089

GAAP: Net earnings per common share - diluted	$1.23	$1.21	$2.19	$1.95
Non-GAAP: Net earnings per common share - diluted	$1.27	$1.23	$2.17	$2.00

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

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2017	2016	2017	2016
Net earnings	$17,221	$16,775	$30,644	$27,446
Provision for income taxes	11,466	11,808	18,821	18,623
Depreciation and amortization	2,129	1,723	4,192	3,498
Other (income) expense	141	(380)	(130)	(380)
Adjusted EBITDA	$30,957	$29,926	$53,527	$49,187

Technology Segment
Operating income	$21,218	$24,488	$37,288	$39,114
Depreciation and amortization	2,128	1,721	4,190	3,492
Adjusted EBITDA	$23,346	$26,209	$41,478	$42,606

Financing Segment
Operating income	$7,610	$3,715	$12,047	$6,575
Depreciation and amortization	1	2	2	6
Adjusted EBITDA	$7,611	$3,717	$12,049	$6,581

Consolidated Results of Operations

During the three months ended September 30, 2017, net sales decreased 0.2%, or $0.6 million to $370.8 million, compared to $371.5 million for the same period in the prior fiscal year. For the six months ended September 30, 2017, net sales increased 10.2%, or $68.0 million to $738.0 million, compared to $670.0 million for the same period in the prior fiscal year.

Adjusted gross billings of product and services increased 3.3%, or $16.3 million to $503.6 million, for the three months ended September 30, 2017 from $487.3 million for the same period in the prior fiscal year. For the six months ended September 30, 2017, adjusted gross billings of product and services increased 11.4%, or $100.5 million to $985.3 million, from $884.8 million for the same period in the prior fiscal year. Both the three month and six month increase in demand was from commercial customers primarily in the technology industry.

Consolidated gross profit rose 6.9% to $87.6 million, compared with $81.9 million for the three months ended September 30, 2016. Consolidated gross margins were 23.6% for the three months ended September 30, 2017 an increase of 150 basis points compared to 22.1% for the same period in the prior fiscal year, due to a shift in product mix, as we sold a higher proportion of third party software assurance, maintenance and services for which the revenues are presented on a net basis, and an increase in revenues from our services. For the six months ended September 30, 2017, consolidated gross profit rose 10.4% to $165.2 million, compared with $149.6 million for the same period in the prior fiscal year.

Consolidated gross margins were 22.4% for the six months ended September 30, 2017 an increase of 10 basis points compared to 22.3% for the same period in the prior fiscal year. The smaller increase in margins for the six month periods is due to a shift in product mix sold to a higher proportion of third party software assurance, maintenance and services in the current quarter mostly offset by a large competitively bid project which partially shipped during the six month period. Also contributing to the lower margins was a decrease in vendor incentives earned.

Our operating expenses increased 9.3% to $58.7 million, or 67.1% of gross profits for the three months ended September 30, 2017 as compared to $53.7 million, representing 65.6% of gross profits in the same period prior year. For the six months ended September 30, 2017, our operating expenses increased 11.5% to $115.8 million, or 70.1% of gross profits as compared to $103.9 million, representing 69.5% of gross profits in the same prior year period. The majority of this increase reflects increased variable compensation as a result of the increase in gross profit, as well as additional employees, and an increase in employee healthcare costs. Our headcount increased by 186 employees or 17.0% to 1,282 from 1,096 a year ago, 155 of which were from the acquisitions of Consolidated IT Services, OneCloud, and IDS. The net additions in personnel compared to the prior year include 162 sales and engineering positions, with the remaining additions being administrative, IT, and finance positions.

Operating income for the three months ended September 30, 2017 increased 2.2% to $28.8 million, as compared to $28.2 million for the same period in the prior year. For the three months ended September 30, 2017, the operating income margin increased 20 basis points to 7.8% from 7.6% for the same period in the prior year. Operating income for the six months ended September 30, 2017 increased 8.0% to $49.3 million, as compared to $45.7 million for the same period in the prior year. For the six months ended September 30, 2017, the operating income margin decreased 10 basis points to 6.7% from 6.8% for the same period in the prior year.

Consolidated net earnings for the three months ended September 30, 2017 were $17.2 million, an increase of 2.7%, or $0.4 million, compared to the prior year’s results. For the six months ended September 30, 2017, consolidated net earnings were $30.6 million, an increase of 11.7%, or $3.2 million, compared to the prior year’s results.

Adjusted EBITDA increased $1.0 million, or 3.4% to $31.0 million and Adjusted EBITDA margin increased 20 basis points to 8.3% for the three months ended September 30, 2017, as compared to the prior period of 8.1%. For the six months ended September 30, 2017, Adjusted EBITDA increased $4.3 million, or 8.8% to $53.5 million and Adjusted EBITDA margin remained stable at 7.3% for the six months ended September 30, 2017 and 2016.

Diluted earnings per share increased 1.7%, or $0.02 to $1.23 per share for the three months ended September 30, 2017, as compared to $1.21 per share for the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2017 was 40.0%, which includes a tax benefit of $0.2 million related to the vesting of share based compensation during the quarter. Non-GAAP diluted earnings per share increased 3.3% to $1.27 for the three months ended September 30, 2017, as compared to $1.23 for the three months ended September 30, 2016.

For the six months ended September 30, 2017, diluted earnings per share increased 12.3%, or $0.24 to $2.19 per share, as compared to $1.95 per share for the three months ended September 30, 2016. Our effective tax rate for the six months ended September 30, 2017 was 38.0%, which includes a tax benefit of $1.6 million related to the vesting of share based compensation during the quarter. Non-GAAP diluted earnings per share increased 8.5% to $2.17 for the six months ended September 30, 2017, as compared to $2.00 for the six months ended September 30, 2016.

Cash and cash equivalents decreased $49.6 million or 45.2% to $60.2 million at September 30, 2017 compared with $109.8 million, as of March 31, 2017. The decrease is primarily the result of investments in our financing portfolio, working capital required for the growth in our technology segment, $28.4 million paid in cash at closing of our acquisition of IDS and $7.9 million paid in cash at closing for our acquisition of OneCloud. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with our company, which stipulate the terms and conditions of the relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with state and local governments is based on public bids and our written bid responses

We endeavor to minimize our cost of sales through incentive programs provided by vendors and distributors. The programs we qualify for are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs.

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

SEGMENT RESULTS OF OPERATIONS

The three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016

Technology Segment

The results of operations for our technology segment for the three and six months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2017	2016	Change		2017	2016	Change
Sales of product and services	$357,759	$361,227	$(3,468)	(1.0%)	$714,839	$651,408	$63,431	9.7%
Fee and other income	1,043	1,488	(445)	(29.9%)	2,029	2,764	(735)	(26.6%)
Net sales	358,802	362,715	(3,913)	(1.1%)	716,868	654,172	62,696	9.6%
Cost of sales, product and services	281,953	288,204	(6,251)	(2.2%)	570,386	518,051	52,335	10.1%
Gross profit	76,849	74,511	2,338	3.1%	146,482	136,121	10,361	7.6%

Selling, general, and administrative expenses	53,503	48,302	5,201	10.8%	105,004	93,515	11,489	12.3%
Depreciation and amortization	2,128	1,721	407	23.6%	4,190	3,492	698	20.0%
Operating expenses	55,631	50,023	5,608	11.2%	109,194	97,007	12,187	12.6%

Operating income	$21,218	$24,488	$(3,270)	(13.4%)	$37,288	$39,114	$(1,826)	(4.7%)

Key business metrics
Adjusted gross billings of product and services	$503,581	$487,308	$16,273	3.3%	$985,266	$884,781	$100,485	11.4%

Adjusted EBITDA	$23,346	$26,209	$(2,863)	(10.9%)	$41,478	$42,606	$(1,128)	(2.6%)

Net sales: Net sales for the three months ended September 30, 2017 were $358.8 million compared to $362.7 million during the three months ended September 30, 2016, a decrease of 1.1%, or $3.9 million. For the six months ended September 30, 2017, net sales were $716.9 million compared to $654.2 million during the same period in the prior year, an increase of 9.6%, or $62.7 million.

Adjusted gross billings of product and services for the three months ended September 30, 2017 were $503.6 million compared to $487.3 million during the three months ended September 30, 2016, an increase of 3.3%, or $16.3 million. Sales of product and services for the three months ended September 30, 2017 were $357.8 million compared to $361.2 million during the same period in the prior year, a decrease of 1.0%, or $3.5 million. The decrease in sales of product and services is due to a shift in product mix, as we sold a higher proportion of third party software assurance, maintenance and services for which the revenues are presented on a net basis.

The decrease in net sales of product and services during the three months ended September 30, 2017 was also due, in part, to an increase in demand for products and services from customers in the health care and financial services industries, more than offset by reductions in sales to state and local government and educational customers (“SLED”), technology, and telecom, media and entertainment customers.

For the six months ended September 30, 2017, adjusted gross billings of product and services were $985.3 million compared to $884.8 million during the six months ended September 30, 2016, an increase of 11.4%, or $100.5 million. For the six months ended September 30, 2017, sales of product and services were $714.8 million compared to $651.4 million during the same period in the prior year, an increase of 9.7%, or $63.4 million. The increase in net sales of product and services during the six month period was due, in part, to an increase in demand for products and services from customers in the financial services industries, technology, health care, and telecom, media and entertainment industries, which include sales relating to several large projects by major customers.

Summarized below are the sequential and year-over-year changes in net sales of product and services:

Quarter Ended	Sequential	Year over Year
September 30, 2017	0.2%	(1.0%)
June 30, 2017	11.1%	23.1%
March 31, 2017	1.3%	10.3%
December 31, 2016	(12.1%)	10.3%
September 30, 2016	24.5%	11.4%

We rely on our vendors to fulfill a large majority of shipments to our customers. As of September 30, 2017, we had open orders of $152.7 million and deferred revenue of $52.8 million. As of September 30, 2016, we had open orders of $166.6 million and deferred revenues of $23.9 million.

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of sales of product and services by industry and vendor are summarized below:

	Twelve Months Ended September 30,
	2017	2016	Change
Revenue by customer end market:
Technology	24%	23%	1%
SLED	18%	22%	(4%)
Telecom, Media & Entertainment	15%	15%	-
Financial Services	14%	12%	2%
Healthcare	12%	10%	2%
Other	17%	18%	(1%)
Total	100%	100%

Revenue by vendor:
Cisco Systems	48%	49%	(1%)
HP Inc. & HPE	5%	6%	(1%)
NetApp	6%	5%	1%
Sub-total	59%	60%	(1%)
Other	41%	40%	1%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve months ended September 30, 2017 we had an increase in the percentage total revenues from customers in the technology, financial services, and health care industries, which were partially offset by decreases in the percentage of total revenues from SLED compared to the prior year period. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, a combined HP Inc. and HPE, and NetApp, which in total, declined to 59% for the twelve months ended September 30, 2017 from approximately 60% in the prior year trailing twelve month period, with the greatest decline in the proportional percentage of total revenues in Cisco product sales. The decrease in the percentage of revenues from the top three vendors is due in part to substantial competition and rapid developments in the IT industry. None of the vendors included within the “other” category exceeded 4% of total revenues.

Cost of sales, product and services: Cost of sales, product and services decreased 2.2% for the three months ended September 30, 2017 as compared to the prior year period, due to the 1.0% decrease in sales of product and services, and an increase in the sales of higher margin products during the quarter. For the six months ended September 30, 2017, cost of sales, product and services increased 10.1% was due to the increase in sales of product and services. Our gross margin on the sales of product and services increased 100 basis points to 21.2% for the three months ended September 30, 2017, from 20.2% in the same period in the prior year due to a shift in product mix, as we sold a higher proportion of third party software assurance, maintenance and services for which the revenues are presented on a net basis, and an increase in revenues from our services.

For the six months ended September 30, 2017, our gross margin on the sales of product and services decreased 30 basis points to 20.2%, from 20.5%, due to lower product margins from a large competitively bid project which partially shipped during the six month period as well as reduction in vendor incentives earned as a percentage of sales of product services. Vendor incentives earned as a percentage of sales of product services remained stable for the three months, while decreasing 20 basis points for the six months ended September 30, 2017, as compared to same periods in the prior year.

There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Selling, general, and administrative expenses: Selling, general, and administrative expenses were $53.5 million for the three months ended September 30, 2017, an increase of $5.2 million, or 10.8% compared to $48.3 million for the prior year period. Salaries and benefits increased $2.8 million, or 7.0% to $43.0 million, compared to $40.2 million during the prior year. All most all the increase was due to higher salaries and benefits expenses related to the increase in the number of employees from both acquisitions and internal growth.

Selling, general, and administrative expenses were $105.0 million for the six months ended September 30, 2017, an increase of $11.5 million, or 12.3% compared to $93.5 million for the prior year period. Salaries and benefits increased $8.4 million, or 10.9% to $86.1 million, compared to $77.7 million during the prior year. Approximately 20.7% of this increase was due to higher variable compensation due to the increase in gross profit, 25.5% of the increase was due to higher employee benefits, and the remaining increase was primarily due salary expense related to an increase in the number of employees. Our technology segment had 1,233 employees as of September 30, 2017, an increase of 186, or 17.8%, from 1,047 at September 30, 2016, of which the acquisitions of Consolidated IT Services, OneCloud, and IDS accounted for 155 of the added positions. There were 162 positions added in the past year related to sales, marketing, and professional services personnel.

General and administrative expenses increased $2.0 million, or 30.0% to $8.7 million during the three months ended September 30, 2017 compared to $6.7 million the prior year, due to higher advertising and marketing expense, travel expense, including travel expense related to acquisitions, and software license and maintenance expense. Professional and other fees increased 25.9% to $1.8 million, primarily due to acquisition related expenses. For the six months ended September 30, 2017, general and administrative expenses increased $2.4 million, or 18.5% to $15.3 million compared to $12.9 million the prior year, due to higher travel expense, including travel expense related to acquisitions, and software license and maintenance expense. Professional and other fees increased $0.7 million, or 22.3% to $3.6 million primarily due to legal fees related to the IDS and OneCloud acquisitions.

Depreciation and amortization expense increased $0.4 million, or 23.6% to $2.1 million during the three months ended September 30, 2017 compared to $1.7 million in the prior year. For the six months ended September 30, 2017, depreciation and amortization expense increased $0.7 million, or 20.0% to $4.2 million compared to $3.5 million in the prior year. The increase in depreciation and amortization expense is related to the acquisitions of Consolidated IT Services in December 2016, OneCloud in May 2017, and IDS in September 2017.

Segment operating income: As a result of the foregoing, operating income was $21.2 million, a decrease of $3.3 million, or 13.4% for the three months ended September 30, 2017 compared to $24.5 million in the prior year period. For the three months ended September 30, 2017, Adjusted EBITDA was $23.3 million, a decrease of $2.9 million, or 10.9% compared to $26.2 million in the prior year period. For the six months ended September 30, 2017, operating income was $37.3 million, a decrease of $1.8 million, or 4.7% compared to $39.1 million in the prior year period. The Adjusted EBITDA for the six months ended September 30, 2017, was $41.5 million, a decrease of $1.1 million, or 2.6% compared to $42.6 million in the prior year period.

Financing Segment

The results of operations for our financing segment for the three and six months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2017	2016	Change		2017	2016	Change
Financing revenue	$12,035	$8,722	$3,313	38.0%	$21,106	$15,709	$5,397	34.4%
Fee and other income	8	25	(17)	(68.0%)	28	84	(56)	(66.7%)
Net sales	12,043	8,747	3,296	37.7%	21,134	15,793	5,341	33.8%
Direct lease costs	1,321	1,325	(4)	(0.3%)	2,452	2,317	135	5.8%
Gross profit	10,722	7,422	3,300	44.5%	18,682	13,476	5,206	38.6%

Selling, general, and administrative expenses	2,837	3,305	(468)	(14.2%)	6,000	6,146	(146)	(2.4%)
Depreciation and amortization	1	2	(1)	(50.0%)	2	6	(4)	(66.7%)
Interest and financing costs	274	400	(126)	(31.5%)	633	749	(116)	(15.5%)
Operating expenses	3,112	3,707	(595)	(16.1%)	6,635	6,901	(266)	(3.9%)

Operating income	$7,610	$3,715	$3,895	104.8%	$12,047	$6,575	$5,472	83.2%

Key business metrics
Adjusted EBITDA	$7,611	$3,717	$3,894	104.8%	$12,049	$6,581	$5,468	83.1%

Net sales: Net sales increased by $3.3 million, or 37.7% to $12.0 million for the three months ended September 30, 2017, as compared to $8.7 million prior year results due to higher post-contract earnings and other financing revenues. During the quarters ended September 30, 2017 and 2016, we recognized net gains on sales of financial assets of $1.2 million and $1.7 million, respectively, and the fair value of assets received from these sales were $48.3 million and $75.4 million, respectively. Post contract earnings increased $3.4 million due to early terminations of several large leases, and other financing revenues increased $0.4 million mainly due to earnings on consumption based financing arrangements.

For the six months ended September 30, 2017, net sales increased by $5.3 million, or 33.8% to $21.1 million as compared to $15.8 million prior year results due to higher transactional gains and other financing revenues. During the six months ended September 30, 2017 and 2016, we recognized net gains on sales of financial assets of $3.5 million and $3.2 million, respectively, and the fair value of assets received from these sales were $134.1 million and $129.6 million, respectively. Post contract earnings increased $3.5 million due to early terminations of several large leases, and other financing revenues increased $1.2 million mainly due to earnings on consumption based financing arrangements.

At September 30, 2017, we had $131.8 million in financing receivables and operating leases, compared to $150.7 million as of September 30, 2016, a decrease of $18.9 million or 12.6%.

Gross Profit: Gross profit increased by $3.3 million, or 44.5% to $10.7 million for the three months ended September 30, 2017, compared to the same period in the prior year. For the six months ended September 30, 2017, gross profit increased $5.2 million, or 38.6% to $18.7 million compared to the same period of the prior year, as a result of higher revenues. Direct lease costs remained constant for the three months ended September 30, 2017 and 2016, while direct lease costs increased $0.1 million for the six months ended September 30, 2017, which consists of depreciation expense from operating leases

Selling, general, and administrative expenses: For the three months ended September 30, 2017 selling, general, and administrative expenses decreased by $0.5 million or 14.2%, which was due primarily to a decrease in our reserves for credit losses expense of $0.4 million. Selling, general, and administrative expenses decreased by $0.1 million or 2.4% for the six months ended September 30, 2017, compared to the prior year period. Our financing segment had 49 employees as of both September 30, 2017 and 2016.

Interest and financing costs decreased $0.1 million to $0.3 million for the three months ended September 30, 2017, compared to the prior year, due to a decrease in the average total notes payable outstanding compared to the three months ended September 30, 2017. For the six months ended September 30, 2017, interest and financing costs decreased by $0.1 million to $0.6 million, or 15.5%. Total notes payable were $37.1 million as of September 30, 2017, a decrease of $20.3 million or 35.3% compared to $57.4 million as of September 30, 2016. Our weighted average interest rate for non-recourse notes payable was 3.62% and 2.94%, as of September 30, 2017 and September 30, 2016, respectively.

Segment operating income: As a result of the foregoing, operating income and Adjusted EBITDA each increased $3.9 million or 104.8%, to $7.6 million for both the three months ended September 30, 2017 and 2016. For the six months ended September 30, 2017, operating income and Adjusted EBITDA increased $5.5 million or 83.2% and 83.1%, respectively.

Consolidated

Other income: Other income and expense during the three months ended September 30, 2017, was a net expense of $0.1 million, which consists of interest income on cash and cash equivalents, more than offset by foreign currency transaction losses. For the six months ended September 30, 2017, other income and expense was $0.1 million in net income, as a result of interest income on cash and cash equivalents partially offset by foreign currency transaction losses.

Income taxes: Our provision for income tax expense was $11.5 million and $18.8 million for the three and six months ended September 30, 2017, as compared to $11.8 million and $18.6 million for the same periods in the prior year. Our effective income tax rate for the three and six months ended September 30, 2017, was 40.0% and 38.0%, compared to 41.3% and 40.4% for the three and six months ended September 30, 2016. The favorable change in our effective income tax rate was due primarily to a tax benefit on the vesting of restricted stock of $0.2 and $1.6 million in the three and six months ended September 30, 2017, respectively, compared to a tax benefit of $0.1 and $0.5 million in the three and six months ended September 30, 2016 respectively.

Net earnings: The foregoing resulted in net earnings of $17.2 million and $30.6 million for the three and six months ended September 30, 2017, an increase of 2.7% and 11.7%, as compared to $16.8 million and $27.4 million during the three and six months ended September 30, 2016, respectively.

Basic and fully diluted earnings per common share were $1.24 and $1.23, for the three months ended September 30, 2017, an increase of 2.5% and 1.7% as compared to $1.21 and $1.21, respectively, for the three months ended September 30, 2016. For the six months ended September 30, 2017, basic and fully diluted earnings per common share were $2.21 and $2.19, an increase of 12.2% and 12.3% as compared to $1.97 and $1.95, respectively, for the same period in the prior year.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended September 30, 2017 was 13.9 million and 14.0 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended September 30, 2016 was 13.8 million and 13.9 million, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the six months ended September 30, 2017 was 13.8 million and 14.0 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the six months ended September 30, 2016 was 13.9 million and 14.1 million, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). ePlus Technology, inc’s agreement with WFCDF has an aggregate credit limit of $325 million as of September 30, 2017. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at September 30, 2017 or March 31, 2017, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$13,330	$(43,806)
Net cash used in investing activities	(52,891)	(18,648)
Net cash provided by (used in) financing activities	(10,046)	15,330
Effect of exchange rate changes on cash	32	393

Net Decrease in Cash and Cash Equivalents	$(49,575)	$(46,731)

Cash flows from operating activities. Cash provided by operating activities totaled $13.3 million during the six months ended September 30, 2017. Net earnings adjusted for the impact of non-cash items was $30.7 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $17.4 million, primarily due to net additions to accounts receivables of $21.7 million, salaries and commissions payable and deferred revenues and other liabilities of $21.6 million, deferred costs, other intangible assets and other assets of $13.0 million, and accounts payable of $6.9 million, partially offset by reductions in inventories of $43.0 million and financing receivables of $2.7 million.

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

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of September 30,
	2017	2016

(DSO) Days sales outstanding (1)	52	54
(DIO) Days inventory outstanding (2)	15	13
(DPO) Days payable outstanding (3)	(44)	(51)
Cash conversion cycle	23	16

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

Our cash conversion cycle increased to 23 days at September 30, 2017, compared to 16 days at September 30, 2016, primarily driven by an increase in DPO of 7 days due to DPO timing of payments.

Cash flows related to investing activities. Cash used in investing activities was $52.9 million during the six months ended September 30, 2017. Cash used in investing activities during the six months ended September 30, 2017 was primarily driven by acquisitions of $37.7 million, net issuance and repayment of financing receivables of $59.7 million, purchases of assets to be leased or financed of $3.8 million, and purchases of property, equipment, software, and operating lease equipment of $3.4 million, which was partially offset by the sale of financing receivables of $43.8 million, and proceeds from sale of property, equipment and operating leases of $8.0 million.

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

Cash flows from financing activities. Cash used in financing activities was $10.0 million during the six months ended September 30, 2017, which was primarily due to net borrowing on floor plan facility of $12.4 million, cash used for the repurchase of common stock of $4.4 million, and repayment of financing of acquisitions of $1.1 million, partially offset by net borrowings of non-recourse and recourse notes payable of $7.8 million. Cash provided by financing activities was $15.2 million during the six months ended September 30, 2016, which was primarily due to net borrowings on the floor plan facility of $28.2 million and net borrowings of non-recourse and recourse notes payable of $17.5 million, which was offset by $30.5 million in cash used for the repurchase of common stock.

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

At September 30, 2017, our non-recourse notes payable decreased 0.2% to $36.4 million, as compared to $36.5 million at March 31, 2017. Recourse notes payable decreased 24.2% to $0.7 million as of September 30, 2017 compared to $0.9 million as of March 31, 2017.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of September 30, 2017, the facility had an aggregate limit of the two components of $325.0 million with an accounts receivable sub-limit of $30.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of September 30, 2017. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

On July 27, 2017, we executed an amendment to the WFCDF credit facility which temporarily increased the aggregate limit of the two components from $250.0 million to $325.0 million from the date of the agreement through October 31, 2017, and provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the date of election and October 31 of that same year.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2017	Balance as of September 30, 2017	Maximum Credit Limit at March 31, 2017	Balance as of March 31, 2017
$325,000	$120,217	$250,000	$132,612

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from WFCDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at September 30, 2017 or March 31, 2017, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K or other contractually narrow or limited purposes. As of September 30, 2017, we were not involved in any unconsolidated special purpose entity transactions.

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

There have been no material changes in our quantitative and qualitative disclosures about market risk during the six months ended September 30, 2017 from our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned 2017 Annual Report on Form 10-K.

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of September 30, 2017, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

The UK referendum (“Brexit”) on whether to remain in, or leave, the European Union, could impact revenue items, cost items, tax, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We have determined that our foreign currency exposure for our United Kingdom operations is insignificant in relation to total consolidated operations and we believe those potential fluctuations in currency exchange rates and other Brexit related economic and operational risks will not have a material effect on our results of operations and financial position.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2017 through April 30, 2017	-	$-	-	1,000,000	(2)
May 1, 2017 through May 31, 2017	-	$-	-	1,000,000	(3)
June 1, 2017 through June 30, 2017	54,546	$75.72	-	1,000,000	(4)
July 1, 2017 through July 31, 2017	3,179	$79.50	-	1,000,000	(5)
August 1, 2017 through August 18, 2017	-	$-	-	1,000,000	(6)
August 19, 2017 through August 31, 2017	-	$-	-	500,000	(7)
September 1, 2017 through September 30, 2017	-	$-	-	500,000	(8)

(1)
Any shares acquired were in open-market purchases, except for 54,546 shares, which were repurchased in June 2017, and 3,179 shares which were repurchased in July 2017, to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

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

(5)
The share purchase authorization in place for the month ended July 31, 2017 had purchase limitations on the number of shares of up to 1,000,000 shares. As of July 31, 2017, the remaining authorized shares to be purchased were 1,000,000.

(6)	As of August 18, 2017 the authorization under the then existing share purchase plan expired.
(7)
On August 15, 2017, the board of directors authorized the company to repurchase up to 500,000 shares of our outstanding common stock commencing on August 19, 2017 through August 18, 2018. As of August 31, 2017, the remaining authorized shares to be purchased were 500,000.

(8)
The share purchase authorization in place for the month ended September 30, 2017 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2017, the remaining authorized shares to be purchased were 500,000.

The timing and expiration date of the current stock repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Amended and Restated Employment Agreement effective September 6, 2017 , by and between ePlus inc. and Mark P. Marron, (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2017).

10.2
Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Phillip G. Norton, (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2017).

10.3
Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Elaine D. Marion, (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 7, 2017).

10.4
Amendment No. 5, dated July 27, 2017, to Amended and Restated Agreement for Wholesale Financing  between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 3, 2017).

10.5
Amendment No. 5, dated July 27, 2017, to Amended and Restated Agreement for Business Financing  between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 3, 2017).

10.6	2017 Non-Employee Director Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2017).

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date:	November 2, 2017	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 2, 2017	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)